Form 10-K405
period 2001-12-31
LANDMARK BANCORP INC
filed 2002-03-29
CIK 1141688

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 21549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from October 1, 2001 to December 31, 2001

Commission File Number 0-33203

LANDMARK BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	43-1930755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Poyntz Avenue, Manhattan, Kansas 66505
(Address of principal executive offices) (Zip Code)

(785) 565-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
Preferred Share Purchase Rights
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. ☒

        The aggregate market value of voting common stock of Registrant held by non-affiliates as of March 20, 2002 was $29,283,264.* At March 20, 2002, the total number of shares of common stock outstanding was 2,016,496.

Documents incorporated by Reference:

        Portions of the 2001 Annual Report to Stockholders for the transition period ended December 31, 2001, are incorporated by reference into Parts I and II hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2002, are incorporated by reference in Part III hereof, to the extent indicated herein.

*
Based on the last reported price of actual transactions in Registrant's common stock on March 20, 2002, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

LANDMARK BANCORP, INC.
2001 Form 10-K Annual Report
Table of Contents

PART I

PART I.

ITEM 1.    BUSINESS

        This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

        The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

  •
  The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

  •
  The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

  •
  The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

  •
  The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

  •
  The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

  •
  The inability of the Company to obtain new customers and to retain existing customers.

  •
  The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

  •
  Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

  •
  The ability of the Company to develop and maintain secure and reliable electronic systems.

  •
  The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

  •
  Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

  •
  Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

  •
  The costs, effects and outcomes of existing or future litigation.

  •
  Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

  •
  The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

        These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

The Company

        Effective Tuesday, October 9, 2001, Landmark Bancshares, Inc., the holding company for Landmark Federal Savings Bank, and MNB Bancshares, Inc., the holding company for Security National Bank, completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. (the "Merger"). In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank (the "Bank"), which is the wholly-owned subsidiary of Landmark Bancorp, Inc. (the "Company" or the "Registrant").

        The Company is the accounting successor to the prior Landmark Bancshares, Inc. Landmark Bancshares, Inc. filed an Annual Report on Form 10-K for its fiscal year ended September 30, 2001. The information presented in this Form 10-K presents information on behalf of the Company and, commencing October 9, 2001, MNB Bancshares, Inc. as of and for the three months ended December 31, 2001. The information presented for periods prior to October 1, 2001 are Landmark Bancshares, Inc.'s historical financial information.

        The Company has a fiscal year ending on December 31. Therefore, the Company has elected to file this Form 10-K for the transition period from October 1, 2001 to December 31, 2001 with audited consolidated financial information.

        The Company is a bank holding company incorporated under the laws of the State of Delaware. Currently, the Company's business consists solely of the ownership of the Bank, which is a wholly-owned subsidiary of the Company.

        As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is also subject to various reporting requirements of the Securities and Exchange Commission (the "SEC").

        Pursuant to the Merger, the Bank succeeded to all of the assets and liabilities of Landmark Federal Savings Bank and Security National Bank. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate consumer, commercial, multi-family, and one-to-four family residential mortgage loans in the Bank's principal lending areas, consisting primarily of Manhattan, Auburn, Dodge City, Garden City, Great Bend, Hoisington, LaCrosse, Topeka, Osage City and Wamego, Kansas and the surrounding communities in Riley, Barton, Finney, Ford, Pottawatomie, Rush, Shawnee and Osage Counties in Kansas. Since the Merger, the Bank has focused on originating greater numbers and amounts of consumer, commercial, and agricultural loans. Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets as a result of the Merger, with its main office in Manhattan, Kansas and branch offices in central and southwestern Kansas. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

        The results of operations of the Bank are dependent primarily upon net interest income and, to a lesser extent, upon other income derived from loan servicing fees and customer deposit services. Additional expenses of the Bank include general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums, data processing, occupancy and related expenses.

        Deposits of the Bank are insured by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowable under applicable federal law and regulation. The Bank is regulated by the Office of the Comptroller of the Currency (the "OCC"), as the chartering authority for national banks, and the FDIC, as the administrator of the SAIF and the BIF. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank (the "FHLB") of Topeka.

        The Company's executive office is located at 800 Poyntz Avenue, Manhattan, Kansas 66502. Its telephone number is (785) 565-2000.

Market Area

        The Bank's home office is located at 800 Poyntz Avenue, Manhattan, Kansas.

        The Bank's primary deposit gathering and lending market consists of the Kansas counties of Riley, Barton, Finney, Ford, Osage, Pottawatomie, Rush and Shawnee Counties, Kansas. Riley County's economy is significantly influenced by employment at Fort Riley Military Base and Kansas State University, the second largest university in Kansas, which is located in Manhattan. The counties of Ford, Finney, Barton and Rush were founded on agriculture, which continues to play a major role in the economy. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the "Cowboy Capital of the World" and maintains a significant tourism industry. In the central part of Kansas, the oil industry is also prevalent. The southwestern market area is dependent upon the agricultural, beef packing, and oil and gas industries. Shawnee County's economy is strongly influenced by the City of Topeka and several major private firms and public institutions. Osage County is primarily agricultural with small private industries and business firms.

Competition

        The Bank faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas, including many large financial institutions which have greater financial and marketing resources available to them. The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Additionally, competition may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Under the Gramm-Leach-Bliley Act, which became effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

        At December 31, 2001, the Bank had a total of 125 employees (117 full time equivalent employees). The Company has no direct employees. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, an employee stock ownership plan and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

Lending Activities

        General.    The Company strives to provide each market area it serves a full range of financial products and services to small and medium sized businesses and to consumers. The Company targets owner-operated businesses and utilizes Small Business Administration and Farm Services Administration lending as a part of its product mix. Each market has an established loan committee which has authority to approve credits, within established guidelines. Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Company's Chief Executive Officer, the Credit Risk Manager, two other senior commercial lenders or the bank's board of directors. When lending to an entity, the Company generally obtains a guaranty from the principals of the entity. The loan mix is subject to the discretion of the Bank's board of directors and the demands of the local marketplace.

        Residential loans are priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Commercial and consumer loans generally are issued at or above the national prime rate. The Company has no potential negative amortization loans. The following is a brief description of each major category of the Company's lending activity.

        Real Estate Lending.    Commercial, residential, construction and multi-family real estate loans represent the largest class of loans of the Company. Generally, residential loans retained in portfolio are variable rate with adjustment periods of five years or less and amortization periods of over either 15 or 30 years. Commercial real estate loans, including agricultural real estate, generally have amortization periods over 15 or 20 years. The Company has a security interest in the real estate. The Company also generates long term fixed rate residential real estate loans which are sold in the secondary market. Commercial real estate, construction and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate, including agricultural real estate loans, also are supported by an analysis demonstrating the borrower's ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Company will retain non-conforming residential loans to known customers at premium pricing.

        Commercial Lending.    Loans in this category include loans to service, retail, wholesale and light manufacturing businesses, including agricultural operations. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Company targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term and loans for equipment generally have a term of seven years or less. The Company generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base. The Company provides short-term credit for operating loans and intermediate term loans for farm product, livestock and machinery purchases and other agricultural improvements. Farm product loans have generally a one-year term and machinery and equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the borrower's ability to repay, as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited to 75% of appraised value.

        Consumer and Other Lending.    Loans classified as consumer and other loans include automobile, boat, student loans, home improvement and home equity loans, the latter two secured principally through second mortgages. The Company generally takes a purchase money security interest in collateral for which it provides the original financing. The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates.

Loan Origination and Processing

        Loan originations are derived from a number of sources. Residential loan originations result from real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank's loan officers, present savers and borrowers, builders, attorneys, walk in customers and, in some instances, other lenders. Residential loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet secondary market guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The average loan is less than $500,000.

        The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess both the borrower's ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. The bank then obtains reports with respect to the borrower's credit record, and orders, on real estate loans, and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser).

        Loan applicants are notified promptly of the decision of the bank. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property.

SUPERVISION AND REGULATION

General

        Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiary, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

        The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

Recent Regulatory Developments

        The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time, the Company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and its subsidiaries.

The Company

        General.    The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

        Investments and Activities.    Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the voting shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

        The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking . . . as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies or financial holding companies. As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

        Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

        Capital Requirements.    Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

        The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

        The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

        As of December 31, 2001, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 19% and a leverage ratio of 11%.

        Dividends.    The Delaware General Corporation Law (the "DGCL") allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

        Federal Securities Regulation.    The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

        General.    The Bank is a national bank, chartered by the OCC under the National Bank Act. The Bank is a member of the BIF (but a portion of its deposits are deemed to be insured by the SAIF). The Bank is also a member of the Federal Reserve System. As a federally-insured national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF and the SAIF. The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

        Deposit Insurance.    As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

        During the year ended December 31, 2001, BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

        The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution: (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Bank is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

        FICO Assessments.    Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both BIF members and SAIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

        Supervisory Assessments.    All national banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula which takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the transition period from October 1, 2001 to December 31, 2001, the Bank paid supervisory assessments to the OCC totaling $4,000.

        Capital Requirements.    The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "—The Company—Capital Requirements").

        The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

        Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria which determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized". Under the regulations of the OCC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

        Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

        As of December 31, 2001: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was "well-capitalized", as defined by OCC regulations.

        Dividends.    The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as the Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

        The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. As of December 31, 2001, approximately $540,000 was available to be paid as dividends to the Company by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

        Insider Transactions.    The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

        Safety and Soundness Standards.    The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

        In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

        Branching Authority.    National banks headquartered in Kansas, such as the Bank, have the same branching rights in Kansas as banks chartered under Kansas law. Kansas law grants Kansas-chartered banks the authority to establish branches anywhere in the State of Kansas, subject to receipt of all required regulatory approvals.

        Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Kansas banks have the authority to engage in interstate mergers to the extent permitted by the Riegle-Neal Act.

        Financial Subsidiaries.    Under Federal law and OCC regulations national banks are authorized to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Bank has neither applied for nor received approval to establish any financial subsidiaries.

        Federal Reserve System.    Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

        Statistical Data.    The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as set forth in the 2001 Annual Report to Stockholders (attached hereto as Exhibit 13). All dollars in the tables are expressed in thousands.

I.    Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differentials

        The average balance sheets are incorporated by reference from the Company's 2001 Annual Report to Stockholders (attached as Exhibit 13.1). The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company's interest income and expense during the periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns). The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	December 2001 vs 2000			September 2001 vs 2000
	Increase/(Decrease) Attributable to			Increase/(Decrease) Attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Investment securities	$(316)	$175	$(141)	$(448)	$(152)	$(600)
Loans	1,209	(329)	880	(1,696)	504	(1,192)

Total	893	(154)	739	(2,144)	352	(1,792)

Interest expense:
Deposits	$33	$(19)	$14	$47	$394	$441
Other borrowings	(169)	(248)	(417)	(1,692)	(69)	(1,761)

Total	(136)	(267)	(403)	(1,645)	325	(1,320)

Net interest income	$1,029	$113	$1,142	$(499)	$27	$(472)

	September 2000 vs 1999
	Increase/(Decrease) Attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Investment securities	$243	$247	$490
Loans	645	36	681

Total	888	283	1,171

Interest expense:
Deposits	$(144)	$(31)	$(175)
Other borrowings	894	482	1,376

Total	750	451	1,201

Net interest income	$138	$(168)	$(30)

II.    Investment Portfolio

        Investment Securities.    The following table sets forth the carrying value of the Company's investment securities at the dates indicated. None of the investment securities held as of December 31, 2001 was issued by an individual issuer in excess of 10% of the Company's stockholders' equity, excluding the securities of U.S. government and federal agency obligations.

		At September 30,
	At December 31, 2001
		2001	2000	1999
		(Dollars in thousands)
Investments Held to Maturity:
U.S. Agency Securities	$—	$—	$27,482	$27,465
Municipal Obligations	—	—	1,185	1,385
Mortgage-backed securities			10,112	13,489

Total Investments Held to Maturity	—	—	38,779	42,339

Investments Available-for-Sale:
U.S. Agency Securities	12,768	8,508	1,952	4,000
Municipal Obligations	11,948	1,019	—	—
Mortgage-backed securities	44,773	15,892	—	—
FHLB Stock	3,425	3,598	3,800	3,441
Common Stock	1,455	1,444	3,644	4,378
Corporate Notes and Bonds	204	198	182	193
Other investments	738	230	291	300

Total Investments Available-for-Sale	75,311	30,889	9,869	12,312

Total Investments	$75,311	$30,889	$48,648	$54,651

        The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio as of December 31, 2001. Yields on tax-exempt obligations have not been computed on a tax equivalent basis. The table includes scheduled principal payments and estimated prepayments.

	As of December 31, 2001
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(Dollars in Thousands)
Investment Securities:
U.S. government and agency obligations	$3,172	5.17%	$9,597	6.30%	$—	—%	$—	—%	$12,768	6.05%
Municipal obligations	2,394	4.54	7,156	4.74	2,399	4.80	—	—	11,948	4.71
Mortgage-backed securities	11,255	5.61	27,355	5.72	4,918	6.21	1,246	5.06	44,773	5.73
Corporate bonds	—	—	154	12.00	—	—	50	9.00	204	11.25

Total	$16,820	5.63%	$44,261	5.60%	$7,316	6.10%	$1,296	5.06%	$69,693	5.65%

III.    Loan Portfolio

        Loan Portfolio Composition.    The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

			September 30,
	December 31, 2001
			2001		2000		1999		1998		1997
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate loans:
Residential one-to-four family	$135,179	56.1%	$118,087	81.7%	$166,772	87.1%	$148,329	83.4%	$142,149	81.4%	$135,947	86.0%
Commercial	48,818	20.3	10,084	7.0	9,331	4.9	9,050	5.1	4,937	2.8	2,666	1.7
Construction	10,799	4.5	3,248	2.2	858	0.4	1,848	1.0	1,386	0.8	1,937	1.2
Commercial loans	33,077	13.7	7,604	5.3	7,034	3.7	6,531	3.7	8,579	4.9	4,050	2.5
Consumer loans	15,979	6.6	6,926	4.8	9,050	4.7	13,579	7.6	19,048	10.9	14,852	9.4

Gross loans	243,852	101.2	145,949	101.0	193,045	100.8	179,337	100.8	176,099	100.8	159,452	100.8
Less:
Deferred fees & loans in process	233	0.1	52	0.0	154	0.1	179	0.1	229	0.1	320	0.2
Allowance for loan losses	2,640	1.1	1,424	1.0	1,377	0.7	1,318	0.7	1,137	0.7	969	0.6

Total loans	$240,979	100.0%	$144,473	100.0%	$191,514	100.0%	$177,840	100.0%	$174,733	100.0%	$158,163	100.0%

(1)
Includes loans held for sale.

        The following table sets forth the contractual maturities of loans at December 31, 2001. The table does not include unscheduled prepayments.

	At December 31, 2001
	Less than 1 year	2-5 years	Over 5 years	Total
		(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$8,639	$8,847	$117,693	$135,179
Commercial	10,686	15,647	22,485	48,818
Construction	8,753	1,557	489	10,799
Commercial	12,158	14,988	5,931	33,077
Consumer	3,252	11,386	1,341	15,979

Gross loans	$43,488	$52,425	$147,939	$243,852

Deferred loan fees and loans in process				233
Allowance for loan losses				2,640

Loans, net				$240,979

        The following table sets forth, at December 31, 2001, the dollar amount of all loans due after December 31, 2002 and whether such loans had fixed interest rates or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$53,204	$73,336	$126,540
Commercial	15,222	22,910	38,132
Construction	1,470	576	2,046
Commercial	11,969	8,950	20,919
Consumer	11,529	1,198	12,727

Gross loans	$93,394	$106,970	$200,364

        Nonperforming Assets.    The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure ("real estate owned"). Under the original terms of the Company's non-accrual loans at December 31, 2001, interest earned on such loans during the three-month period ended December 31, 2001 would not have been significantly different than reported.

		At September 30,
	At December 31, 2001
		2001	2000	1999	1998	1997
			(Dollars in thousands)
Total non-accrual loans	$1,033	$641	$505	$313	$506	$372
Accruing loans over 90 days past due	148	145	634	180	182	50
Real estate owned ("REO")	257	233	171	147	71	252

Total nonperforming assets	$1,438	$1,019	$1,310	$640	$759	$674

Total nonperforming assets to total loans, net	0.6%	0.7%	0.7%	0.4%	0.4%	0.4%
Total nonperforming assets to total assets	0.4%	0.5%	0.5%	0.3%	0.3%	0.3%
Allowance for loan losses to nonperforming assets	183.6%	139.7%	105.1%	205.9%	149.8%	143.8%

IV.    Summary of Loan Loss Experience

        The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

	At September 30,
	At December 31, 2001	2001	2000	1999	1998	1997
			(Dollars in Thousands)
Total loans outstanding	$240,979	$144,473	$191,514	$177,840	$174,733	$158,163

Average loans outstanding	$245,669	$164,165	$184,269	$176,318	$167,490	$145,395

Allowance balances (at beginning of period)	1,424	1,377	1,318	1,137	969	740

Provision (credit):
Real estate	—	—	—	—	75	88
Non real estate	33	120	267	785	190	220

	33	120	267	785	265	308

Allowance of merged bank:
Real estate	483	—	—	—	—	—
Non real estate	755	—	—	—	—	—

	1,238	—	—	—	—	—

Charge-offs:
Real estate	(15)	(11)	(21)	—	(2)	(17)
Consumer	(49)	(149)	(331)	(658)	(105)	(75)

	(64)	(160)	(352)	(658)	(107)	(92)

Recoveries:
Real estate	—	9	—	—	1	13
Non real estate	9	78	144	54	9	—

	9	87	144	54	10	13

Net (charge-offs) recoveries	(55)	(73)	(208)	(604)	(97)	(79)

Allowance balance (at end of period)	$2,640	$1,424	$1,377	$1,318	$1,137	$969

Allowance for loan losses as a percent of total loans outstanding	1.10%	0.99%	0.72%	0.74%	0.65%	0.61%

Net loans charged off as a percent of average loans outstanding(1)	0.09%	0.04%	0.11%	0.34%	0.06%	0.06%

(1)
Information for the three months ended December 31, 2001 is annualized.

        The distribution of the Company's allowance for losses on loans at the dates indicated and the percent of loans in each category to total loans is summarized in the following table. This allocation reflects management's judgment as to risks inherent in the types of loans indicated, but the general reserves included in the table are not restricted and are available to absorb all loan losses. The amount allocated in the following table to any category should not be interpreted as an indication of expected actual charge-offs in that category.

			At September 30,
	At December 31, 2001
			2001		2000		1999
	$	%	$	%	$	%	$	%
Real estate	$1,188	79.88%	$789	90.05%	$771	91.67%	$759	88.79%
Non real estate	1,452	20.12	635	9.95	606	8.33	559	11.21

Total	$2,640	100.00%	$1,424	100.00%	$1,377	100.00%	$1,318	100.00%

V.    Deposits

        As of December 31, 2001, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $21.8 million. The following table presents the maturities of these time certificates of deposit at December 31, 2001:

(Dollars in thousands)
3 months or less	$3,653
Over 3 months through 6 months	4,604
Over 6 months through 12 months	8,579
Over 12 months	4,992

Total	$21,828

VI.    Return on Equity and Assets

		At or for the years ended September 30,
	At or for the three months ended December 31, 2001	2001	2000	1999	1998	1997
Return on average assets (1)	(0.72)%	1.13%	.97%	1.01%	1.03%	1.12%
Return on average equity (1)	(6.29)	10.17	10.23	10.09	7.52	7.79
Equity to total assets	11.50	13.03	9.44	9.18	11.10	14.15
Dividend payout ratio	NM	25.38	27.31	34.18	39.31	26.95

NM—not meaningful

(1)
Information for the three months ended December 31, 2001 is annualized. The Company incurred severance and other nonrecurring costs related to the merger with MNB Bancshares in the three months ended December 31, 2001 approximating $2.7 million on a pre-tax basis. The annualized return on average assets and average equity, excluding the severance and other nonrecurring costs were 1.21% and 10.58%, respectively, for the three months ended December 31, 2001.

ITEM 2.    PROPERTIES

        The Company owns its main office in Manhattan and seven branch offices and leases 4 branch offices. The Company also leases a parking lot for one of the branch offices owned.

ITEM 3.    LEGAL PROCEEDINGS

        There are no pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the Bank's business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II.

ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company incorporates by reference the information called for by Item 5 of this Form 10-K from the section captioned "Stock Price Information" of the Company's 2001 Annual Report to Stockholders for the transition period from October 1, 2001 to December 31, 2001 (attached as Exhibit 13.1).

ITEM 6.    SELECTED FINANCIAL DATA

        The Company incorporates by reference the information called for by Item 6 of this Form 10-K from the sections entitled "Selected Financial and Other Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2001 Annual Report to Stockholders for the transition period from October 1, 2001 to December 31, 2001 (attached as Exhibit 13.1).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 2001 Annual Report to Stockholders for the transition period from October 1, 2001 to December 31, 2001 (attached as Exhibit 13.1).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company's 2001 Annual Report to Stockholders for the transition period from October 1, 2001 to December 31, 2001 (attached as Exhibit 13.1).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Prior to the Merger, the Company's independent auditor was Regier Carr & Monroe, L.L.P. ("Regier"). At the time of the Merger, which occurred after the Company's last completed fiscal year, Landmark Bancorp, Inc., as the successor company to the Company, engaged KPMG LLP ("KPMG") as its independent auditors for the fiscal year ended December 31, 2001. The Company notified Regier that the auditor-client relationship has ceased upon effectiveness of the Merger. The decision to engage KPMG was approved by the Company's Board of Directors. The reports of Regier on the Company's consolidated financial statements for the fiscal years ended September 30, 2000 and September 30, 1999 did not contain an adverse opinion or a disclaimer of opinion, and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

        During the two fiscal years ended September 30, 2000, and the interim period of October 1, 2000 through the effective date of the merger, there were no disagreements with Regier on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Regier, would have caused Regier to make reference to the matter in their report.

        In connection with the audits of the Company's consolidated financial statements for each of the fiscal years ended September 30, 2000 and September 30, 1999:

  (a)
  Regier did not advise that the internal controls necessary for the Company to develop reliable financial statements do not exist;

  (b)
  Regier did not advise the Company that information had come to the attention of Regier that had led it to no longer be able to rely on the Company's management representations, or that had made Regier unwilling to be associated with the financial statements prepared by the Company's management; and

  (c)
  Regier did not advise the Company that Regier would need to expand significantly the scope of its audit, or that information had come to the attention of Regier during such time period that if further investigated may:

  (i)
  materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report

      (including information that may prevent it from rendering an unqualified audit report on those financial statements); or

    (ii)
    cause Regier to be unwilling to rely on the Company's management representations or to be associated with the Company's consolidated financial statements.

        Landmark Bancorp, Inc., as successor to the Company, has entered into an agreement with KPMG that provides for, among other things, the engagement of KPMG as the independent accounting firm that will audit the consolidated financial statements of the Company for the twelve month period ended September 30, 2001 and the consolidated financial statements of Landmark Bancorp, Inc. for the three month period ended December 31, 2001, which are filed with this Form 10-K. During the Company's fiscal years ended September 30, 2000 and September 30, 1999 and the subsequent period prior to engaging KPMG, the Company (or anyone on the Company's behalf) did not consult KPMG regarding:

  (a)
  either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; and as such no written report was provided to the Company and no oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or

  (b)
  any matter that was either the subject of disagreement or a reportable event.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled "Election of Directors" of the Company's Proxy Statement for the annual meeting of stockholders to be held May 22, 2002 (the "2002 Proxy Statement").

        Section 16(a) of the Exchange Act requires that the Company's executive officers, directors and persons who own more than 10% of their Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company's shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2001.

Executive Officers

        The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company
Patrick L. Alexander	49	President and Chief Executive Officer
Mark A. Herpich	34	Vice President, Secretary, Chief Financial Officer and Treasurer
The executive officers of the Bank are identified below:
Name	Age	Positions with the Bank
Patrick L. Alexander	49	President and Chief Executive Officer
Mark A. Herpich	34	Executive Vice President and Chief Financial Officer
Michael E. Scheopner	40	Executive Vice President, Credit Risk Manager
Mark J. Oliphant	49	Market President—Dodge City
Dean R. Thibault	50	Market President—Manhattan

ITEM 11.    EXECUTIVE COMPENSATION

        The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled "Executive Compensation" of the 2002 Proxy Statement, except for information contained under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph".

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled "Security Ownership of Certain Beneficial Owners" of the 2002 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled "Transactions with Directors, Officers and Associates" of the 2002 Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(a)1 and 2. Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

        The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors' report are incorporated by reference from the Company's 2001 Annual Report to Stockholders (attached as Exhibit 13.1).

        Independent Auditors' Report

        Consolidated Balance Sheets—December 31, 2001 and September 30, 2001 and 2000

  Consolidated Statements of Earnings—Three-month periods ended December 31, 2001 and 2000 and the Years Ended September 30, 2001, 2000 and 1999

  Consolidated Statements of Stockholders' Equity and Comprehensive Income—Three-month period ended December 31, 2001 and the Years Ended September 30, 2001, 2000 and 1999

  Consolidated Statements of Cash Flows—Three-month periods ended December 31, 2001 and 2000 and Years Ended September 30, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements

        All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 14(a)3.    Exhibits

        The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the "Index to Exhibits" immediately following the signature page.

Item 14(b).    Reports on Form 8-K

        A report on Form 8-K was filed on January 22, 2002 to report the preferred share dividend dates associated with the Company's stockholders rights plan.

        A report on Form 8-K was filed on February 5, 2002 to report the issuance of a press release announcing the Company's results for the quarter ended December 31, 2001 and the declaration of a cash dividend to stockholders.

***

        Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request. A fee of $.20 per page of exhibit will be charged to stockholders requesting copies to cover copying and mailing costs. The Company's filings with the Securities and Exchange Commission are also available via the Internet at www.sec.gov.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK BANCORP, INC. (Registrant)
By:	/s/ PATRICK L. ALEXANDER Patrick L. Alexander President and Chief Executive Officer	By:	/s/ MARK A. HERPICH Mark A. Herpich Principal Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ PATRICK L. ALEXANDER Patrick L. Alexander	March 27, 2002	President, Chief Executive Officer and Director
/s/ LARRY SCHUGART Larry Schugart	March 27, 2002	Chairman of the Board
/s/ RICHARD A. BALL Richard A. Ball	March 27, 2002	Director
/s/ BRENT A. BOWMAN Brent A. Bowman	March 27, 2002	Director
/s/ JOSEPH L. DOWNEY Joseph L. Downey	March 27, 2002	Director
/s/ JIM LEWIS Jim Lewis	March 27, 2002	Director
/s/ JERRY R. PETTLE Jerry R. Pettle	March 27, 2002	Director
/s/ SUSAN E. ROEPKE Susan E. Roepke	March 27, 2002	Director
/s/ DUANE ROSS Duane Ross	March 27, 2002	Director
/s/ DAVE SNAPP Dave Snapp	March 27, 2002	Director

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation		X
3.2	Bylaws	the registrant's Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
4.1	Form of stock certificate	the registrant's Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.1	Form of employment agreement between Larry Schugart and the Company	the registrant's Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant's Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant's Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant's Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant's Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.6	Rights Agreement between the Company and Landmark National Bank	the registrant's Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000- 33203)
13.1	2001 Annual report to stockholders		X
21.1	Subsidiaries of the Company		X
24.1	Power of Attorney (contained on the Signature page)
99.1	Opinion of Regier Carr & Monroe, L.L.P.		X

QuickLinks

PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Directors
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
LANDMARK BANCORP, INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS
SIGNATURES
INDEX TO EXHIBITS