Form 10-Q
period 2002-03-31
LANDMARK BANCORP INC
filed 2002-05-15
CIK 1141688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


X			QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

0			TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________

Commission File Number 0-33203


LANDMARK BANCORP, INC.
(Exact name of Registrant as specified in its charter)



    Delaware            		43-1930755

(State or other jurisdiction	  (I.R.S. Employer
of incorporation or organization)   Identification Number)



800 Poyntz Avenue, Manhattan, Kansas        66502
(Address of principal executive offices)   (Zip Code)

(785) 565-2000
(Registrant's telephone number, including area code)



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

	Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of May 10, 2002, the Registrant had outstanding 2,040,292 shares of its common stock, $.01 par value per share.




LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents



PART I


				          Page Number

Item 1.	Financial Statements and Related Notes	2 - 6
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of
Operations
Item 3.	Quantitative and Qualitative Disclosures
about Market Risk	                       7 - 15


PART II

Item 1.	Legal Proceedings	                  16
Item 2.	Changes in Securities	                  16
Item 3.	Defaults Upon Senior Securities	          16
Item 4.	Submission of Matters to a Vote of
	  Security Holders	                  16
Item 5.	Other Information	                  16
Item 6.	Exhibits and Reports on Form 8-K	  16


Form 10-Q Signature Page	                  17


LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE
SHEETS


March 31,      December 31,

2002             2001
ASSETS   (Unaudited)

Cash and cash equivalents
 $     9,994,627   $     22,163,258

Investment securities available for sale
      86,228,489  75,310,561
Loans, net
      229,026,138        235,324,457
Loans held for sale
      2,544,145  5,654,077
Premises and equipment, net
      3,529,423          3,521,469
Goodwill
      2,108,801  -
Other assets
      5,506,463          7,725,736

     Total assets
    $ 338,938,266    $ 349,699,558



LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:

  Deposits
      $ 264,301,826    $ 273,246,285
  Other borrowings
        28,592,969         28,697,063
  Accrued expenses, taxes and other liabilities
        6,742,454            7,551,457
     Total liabilities
        299,637,249     309,494,805



Stockholders' equity:


  Common stock, $.01 par, 3,000,000 shares authorized,
     2,016,496 and 2,082,681 shares issued at 2002
     and 2001, respectively
             21,135              20,827
  Additional paid in capital
             17,399,399         17,075,297
  Retained earnings
             23,715,428         23,073,530
  Accumulated other comprehensive income
             510,858            423,138
  Treasury stock, at cost; 97,039 and 2,306 shares, respectively
            (2,006,453)   (43,940)
  Unearned employee benefits
            (339,350)           (344,099)
     Total stockholders' equity
             39,301,017       40,204,753



     Total liabilities and stockholders' equity
          $ 338,938,266    $ 349,699,558


See accompanying notes to condensed consolidated financial statements.


LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF EARNINGS
(Unaudited)


For the Three Months
Ended March 31,

2002   2001
Interest income:


  Loans  $        4,340,348  $       3,636,346
  Investment securities  645,479  592,418
  Other         56,569                39,782
     Total interest income
                5,042,396  4,268,546


Interest expense:

  Deposits  1,733,196  2,001,198
  Borrowed funds      343,836    641,909
     Total interest expense  2,077,032  2,643,107

     Net interest income  2,965,364  1,625,439

Provision for loan losses  33,500       45,000

     Net interest income after
     provision for loan losses  2,931,864  1,580,439

Noninterest income:

  Fees and service charges  399,791  117,173
  Gains on sale of loans  250,155  60,041
  Gains on sale of investments  25,800  147,163
  Other              55,139            24,834
     Total noninterest income  730,885  349,211

Noninterest expense:

  Compensation and benefits  1,211,954      637,699
  Occupancy and equipment  286,389  139,472
  Amortization  89,976  41,144
  Data processing  83,429  44,096
  Other                544,705          191,965
     Total noninterest expense  2,216,453  1,054,376

     Earnings before income taxes  1,446,296  875,274

Income tax expense    487,956        322,400

     Net earnings  $      958,340  $   552,874

Earnings per share:

              Basic  $         0.47  $        0.50
              Diluted  $        0.45  $       0.47

Dividends per share  $       0.15  $       0.1428

See accompanying notes to condensed consolidated financial statements.


LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)


For the Three Months
Ended March 31,

2002    2001

Net cash provided by (used in) operating activities
$           3,767,498   $            (70,044)

INVESTING ACTIVITIES

  Net decrease in loans  6,221,865        3,640,448
  Maturities and prepayments of investments available for sale
                         6,730,767          622,050
  Purchase of investments available for sale
                      (17,990,512)  (1,250,000)
  Proceeds from sale of investment securities
                     75,800  5,419,953
  Payments received and proceeds from sale of foreclosed assets
                     172,893   90,113
  Improvements of real estate owned
                      (1,016)  -
  Purchases of premises and equipment, net
                (142,828)               (4,750)
     Net cash provided by (used in) investing activities
                  (4,933,031)              8,337,814


FINANCING ACTIVITIES

  Net decrease in deposits
            (8,944,459)           (3,186,896)
  Federal Home Loan Bank borrowings (repayments), net
           (104,094)                  (4,000,000)
  Purchase of 94,733 shares of treasury stock
                    (1,962,513)         -
  Issuance of 30,854 shares of common stock under stock option
              plan  324,410      -
  Payment of dividends
                (316,442)    (157,581)
     Net cash used in financing activities
              (11,003,098)    (7,344,477)
  Net increase (decrease) in cash
              (12,168,631)             923,293
  Cash at beginning of period
              22,163,258    5,936,637
  Cash at end of period
           $   9,994,627   $    9,859,930



Supplemental disclosure of cash flow information:


   Cash paid during period for interest
          $      2,143,000   $        2,760,000
   Cash paid during period for taxes
          $        175,000  $          522,000


Supplemental schedule of noncash investing activities:


   Transfer of loans to real estate owned
          $        68,000   $         105,000
    Loan securitized and transferred to investment securities
          $             -   $       17,945,000


See accompanying notes to condensed consolidated financial statements.


LANDMARK BANCORP, INC. AND
SUBSIDIARY
Notes to Condensed Consolidated Financial
Statements

1.	Interim Financial Statements

	The condensed consolidated financial
statements of Landmark Bancorp, Inc. (the
"Company") and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company's Form
10-K for the year ended December 31, 2001, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The
December 31, 2001 condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date. The results of the interim period ended March 31, 2002 are not necessarily indicative of the results expected for the year ending December 31, 2002.

2.	Earnings Per Share

	Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.
Diluted earnings per share include the effect of all potential common shares outstanding during each period. Earnings and dividends per share for all periods presented have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2001.

	The shares used in the calculation of basic and diluted income per share, which have been restated for the 5% stock dividend paid in December
2001, are shown below:


For the quarters ended March 31,

                2002                   2001
Weighted average common shares outstanding (basic)
      2,044,096  1,106,702
Dilutive stock options
     67,381       82,641
Weighted average common shares (diluted)
     2,111,477  1,189,343

3.	Comprehensive Income

	The Company's only component of other
comprehensive income is the unrealized holding gains on available for sale securities.


For the three months
ended March 31,

             2002         2001
Net income
            $958,340     $552,874
Unrealized holding gains
             167,284     1,062,290
 Less - reclassification adjustment for gains
  included in net income  25,800       147,163
   Net unrealized gains on securities  141,484  915,127
Income tax expense         53,764       176,398
Total comprehensive income  $1,046,060  $1,291,603

4.	Recent Accounting Developments

     Effective October 1, 2001, we adopted
certain provisions of Statement of Financial
Accounting Standards (SFAS) No. 142, "Goodwill and Other Tangible Assets", as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.
Effective January 1, 2002, we adopted the remaining provisions of SFAS 142. SFAS 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. For acquisitions consummated after June 30, 2001, goodwill will not be amortized. It shall be tested for impairment at a reporting unit level, under certain circumstances.
Intangible assets with definite useful lives shall be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment. In connection with the transitional goodwill impairment evaluation, SFAS 142 requires us to assess whether there is an indication that goodwill is impaired as of the date of adoption. This assessment is a two-step process. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the test must be performed. The second step is to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Upon evaluating our goodwill for impairment, the fair value of the reporting unit exceeded the carrying value of the unit. Therefore, no indication of goodwill impairment exists and accordingly the performance of the second step of the transitional goodwill impairment evaluation described above was not necessary.

     The following table presents information about our intangible assets which are being amortized in accordance with SFAS 142:


                March 31, 2002      December 31, 2001
                     Gross		     Gross
                     Carrying  Accumulated   Carrying  Accumulated
                     Amount    Amortization  Amount    Amortization
Amortized intangible assets:

 Core deposit premium  $780,000  ($70,909)  -  -
 Mortgage servicing rights  $770,664  ($232,834)  $755,414  ($231,067)
          Total  $1,550,664  ($303,743)  $755,414  ($231,067)

Aggregate amortization expense for the three months ended March 31, 2002 and March 31, 2001 was $90,000 and $41,000, respectively. The following is estimated amortization expense for the years ended:

2002	$328,000
2003	$304,000
2004	$290,000
2005	$156,000
2006	$ 82,000

     Prior to our merger with MNB Bancshares
on October 9, 2001, there was no goodwill on our balance sheet to be amortized. Pursuant to the guidance of SFAS 142, goodwill resulting from the merger with MNB Bancshares has not been amortized since the merger date but will be evaluated for impairment on an annual basis.

LANDMARK BANCORP, INC. AND
SUBSIDIARY MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS


     General. Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank. Landmark
Bancorp is listed on the Nasdaq Stock Market
National Market System (symbol "LARK").
Landmark National Bank is dedicated to providing quality services to its local communities and continues to originate commercial real estate and non real estate loans, small business loans, residential mortgage loans, consumer loans, home equity loans, and student loans. Effective October
9, 2001, Landmark Bancshares, Inc. and MNB
Bancshares, Inc. completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank, which is the wholly-owned subsidiary of Landmark
Bancorp, Inc. Landmark Bancorp, Inc. is the accounting successor to the former Landmark
Bancshares and therefore, all financial information presented for periods prior to October 9, 2001 reflects only the operations of Landmark
Bancshares. The former Landmark Bancshares utilized a September 30 fiscal year. Landmark
Bancorp has a December 31 fiscal year end and presented the results for the quarter ended
December 31, 2001 on Form 10-K as a transition period. The results for the quarter ended March 31, 2001 do not include MNB Bancshares' results.

     Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.
Our operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans and investments. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance costs, data processing expenses and provision for loan losses.

     Net earnings for the first three months of 2002 increased $405,000, or 73%, to $958,000 as compared to the first three months of 2001. Net interest income increased $1,340,000, or 82%, from $1.6 million, to $3.0 million. This improvement in net earnings and net interest income was generally attributable to the merger and an improvement in net interest income. Noninterest income increased
$382,000, or 109%, from $349,000 to $731,000, as
fee and service charges resulted in a $283,000 increase and gains on sale of loans increased
$190,000 compared to the prior year. These increases were offset by a reduction of $121,000 in gains on sales of investments. Noninterest expense increased $1.2 million, relating primarily to increased operating expenses associated with the merger.

     The first three months of 2002 resulted in diluted earnings per share of $0.45 compared to $0.47 for the same period in 2001. Return on average assets was 1.12% for the period compared to 0.99% for the same period in 2001. Return on average stockholders' equity was 9.64% for the period compared to 9.28% for the same period in 2001.

     Summary of Results. Our net income for the quarter ended March 31, 2002, was $958,000, an increase of $405,000 over the same period for 2001.
The primary reason for the 73% increase in net income was the merger and an increase in net interest income relating to interest rates on our interest bearing liabilities which repriced downward at a more rapid pace than our interest earnings assets. The decrease in earnings per share is primarily the result of the issuance of 817,806 shares to former MNB Bancshares shareholders as a result of the October 9, 2001 merger. The following table summarizes net income and key performance measures for the two periods presented.


               For the three months ended March 31,


                 2002      2001
Net earnings:  $958,340  $552,874
Basic earnings per share  $.47  $.50
Diluted earnings per share  $.45  $.47
Earnings ratios:
Return on average assets (1)  1.12%  0.99%
Return on average equity (1) 9.64%  9.28%
Dividend payout ratio  33.33%  31.91%
Net interest margin (1)  3.63%  3.00%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

     Interest Income.  Interest income increased
$774,000, or 18%, to $5.0 million from $4.3 million in the first three months of 2001. This increase was primarily related to an increase in average loans resulting from the merger, which overcame the decrease in rates experienced as interest earning assets repriced during 2001. Average loans for the first three months of 2002 were significantly higher at $236.8 million, compared to $168.7 million for the first three months of 2001. The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.

     Interest Expense. As compared to the same period a year earlier, interest expense during the first three months of 2002 decreased $566,000, or 21%.
Interest expense on deposits decreased $268,000, or 13% while interest expense on borrowings, consisting of advances from the Federal Home Loan
Bank of Topeka, decreased $298,000, or 46% during this time period. This decrease in interest expense resulted despite an increase in deposits resulting from the merger, as a result of the decline in rates. Reduced borrowings from the Federal
Home Loan Bank precipitated the reduced interest expense on borrowings.

     Net Interest Income. Net interest income for the first quarter of 2002 totaled $3.0 million, an 82% increase as compared to $1.6 million from the comparable period in 2001. The improvement was reflective of our growth resulting from the MNB merger. Average earning assets during the first quarter of 2002 totaled $324.4 million, versus
$219.4 million during the same quarter of 2001. Net interest margin on earning assets was 3.63% for the 2002 quarter, up from 3.00% in the first quarter of 2001. The increase in net interest margin reflected the continued growth in non-residential mortgage loans, primarily related to the MNB merger. The increase was also impacted by the significant decline in interest rates during 2001 as our liabilities repricing exceeded corresponding reductions in our asset yields during 2001. Countering the increase, our net interest margin has been reduced by the fact that as part of the merger, the assets and liabilities of MNB were recorded at their respective fair market values. Based on the relatively low interest rates prevailing at the merger date, the effective yields on MNB's interest-earning assets and rates on MNB's interest-bearing liabilities were significantly reduced, thus causing our post merger blended yields and cost of funds to decline.

     Provision for Loan Losses. The provision for loan losses for the first quarter of 2002 was $33,500, compared to a provision of $45,000 during the first quarter of 2001. With the loan portfolio quality remaining strong, our review of the portfolio prompted a decrease in our provision. At March 31, 2002 and December 31, 2001, the allowance for loan losses was $2.6 million, or 1.1% of gross loans outstanding.

     Noninterest Income.  Noninterest income
increased $382,000, or 109%, for the first three months of 2002 to $731,000 compared to the same period in 2001. Fees and service charges increased from $117,000 to $400,000, relating primarily to the MNB merger and the fee income associated with MNB's products and services offered. Also contributing to this increase was an improvement of 317% in gains on sale of loans from $60,000 to $250,000, as residential mortgage financing activity increased due to the decline in home mortgage rates over the past year. Mortgage refinancing activity is expected to diminish as many mortgage holders have already taken advantage of the low interest rates favorable for mortgage originations. Gains on sales of investments also partially offset the increases as fewer equity securities in the company's investment portfolio were sold in 2002 compared to the first quarter in 2001.


                      Quarter ended March 31,
Noninterest income: 2002           2001
Fees and service charges $399,791  $117,173
Gains on sales of loans  250,155  60,041
Gains on sales of investments  25,800  147,163
Other       55,139       24,834
Total noninterest income  $730,885  $349,211

     Noninterest Expense. Noninterest expense increased $1.2 million to $2.2 million for the first three months of 2002 over the same period in 2001, resulting from additional expenses associated with the MNB merger primarily related to compensation and benefits and occupancy and equipment.

Noninterest expense:  Quarter ended March 31,
                  2002                  2001
  Compensation and benefits $ 1,211,954 $  637,699
  Occupancy and equipment 286,389 139,472
  Amortization 89,976  41,144
  Data processing  83,429  44,096
  Other               544,705            191,965
     Total noninterest expense  $  2,216,453  $   1,054,376

     Income Tax Expense.  Income tax expense
increased $165,000, or 51%, from $322,000 for the months ended March 31, 2001 to $488,000 for the three months ended March 31, 2002. This increase in income tax expense resulted primarily from an increase in taxable income. The effective tax rate for the 2002 quarter was 34% compared to 37% for the 2001 comparable quarter.

     Asset Quality and Distribution. Total assets declined to $338.9 million at March 31, 2002 compared to $349.7 million at December 31, 2001.
Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.
While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

     During the three months ended March 31,
2002, net loans, excluding loans held for sale, decreased $9.4 million. This decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio. Our loan portfolio composition continues to diversify as a result;
evidenced by our one-to-four residential real estate loans comprising 81%, 54% and 49% of total loans as of September 30, 2001, December 31, 2001 and
March 31, 2002, respectively.

     Our primary investing activities are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities. Generally, we originate long term fixed rate residential mortgage loans for immediate sale and do not originate and warehouse those loans for resale in order to speculate on interest rates.

     Many financial institutions have experienced an increase in non-performing assets during this difficult economic period, as even well-established business borrowers have developed cash flow and other business related problems. It is management's belief that the allowance for losses on loans at March 31, 2002, remains adequate. However, there can be no assurance that the allowance for losses on loans will be adequate to cover all losses.

     The ratio of the allowance for losses on loans to non-performing loans decreased to 1.8% as of March 31, 2002 compared to 2.6% as of December 31, 2001.

     The allowance for losses on loans is
established through a provision for losses on loans based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of all loans with respect to which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.

     While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

     We believe that the quality of the loan
portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more. As of March 31, 2002, loans with a balance of $1.5 million were on non-accrual status, or 0.63% of total loans compared to a balance of $1.0 million loans on non-accrual status, or 0.43% of total loans as of December 31, 2001.

     Liability Distribution. At March 31, 2002, total deposits decreased $8.9 million from December
31, 2001, while borrowing levels have remained consistent.

     Noninterest bearing demand accounts at the end of the first quarter of 2002 increased to $21.2 million, or 8% of deposits, compared to approximately $19.0 million at December 31, 2001.
Certificates of deposit decreased to $153.2 million at March 31, 2002 from $161.2 million, or 5% from December 31, 2001. Money market and NOW accounts decreased from December 31, 2001 to $68.6 million from $73.3 million, and were 26% of total deposits, while savings accounts increased from $19.7 million to $21.3 million. The reduction of certificate of deposit and money market accounts is reflective of our excess liquidity position in that we were not bidding aggressively on public deposits during the past months.

     Certificates of deposit at March 31, 2002, which were scheduled to mature in one year or less, totaled $119.1 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

     Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the operating, financing, lending and investing activities during any given period. At
March 31, 2002, and December 31, 2001
respectively, these liquid assets totaled $96.2 million and $97.5 million. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term
U. S. Government and agency securities.

     Liquidity management is both a daily and long-term function of the management strategy.
Excess funds are generally invested in short-term investments. In the event funds are required beyond the ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities. At March 31, 2002, we had outstanding Federal Home Loan Bank advances of
$28.6 million and had no borrowings outstanding on our line of credit with the Federal Home Loan Bank.
At March 31, 2002, our total borrowings capacity with the Federal Home Loan Bank was $95.6 million.

     At March 31, 2002, we had outstanding loan commitments of $23.5 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to appropriately to finance real estate loans.

     Capital.  The Federal Reserve Board has
established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency regulations. The regulations provide that such standards will generally be applied on a consolidated (rather than a bank-only) basis in the case of a bank holding company with more than $150 million in total consolidated assets.

     At March 31, 2002, we continued to
maintain a sound leverage ratio of 10.6% and a total risk based capital ratio of 18.8%. As shown by the following table, our capital exceeded the minimum capital requirements at March 31, 2002 (dollars in thousands):


Actual Actual  Required		Required  Required
Amount         Percent          Percent   Amount

Leverage  $35,918  10.6%  4.0%  $13,546
Tier 1 Capital  $35,918  17.6%  4.0%  $8,175
Total Risk Based Capital  $38,473  18.8%  8.0%  $16,349

     Banks and bank holding companies are
generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance
Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of March 31, 20002, we were rated "well capitalized", which is the highest rating available under this capital-based rating system.

     Quantitative and Qualitative Disclosures
About Market Risk. Our assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities. Interest rates in the financial markets affect our decision on pricing our assets and liabilities which impacts net interest income, a significant cash flow source for us. As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

     Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity GAP analysis. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

     We have been successful in meeting the
interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2002 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario $ change in net interest income % of net interest income 100 basis point rising ($137,000) (1.04%)
200 basis point rising  (75,000)  (0.57%)
100 basis point falling    146,000  1.11%

     We believe that no significant changes in our interest rate sensitivity position have occurred since March
31, 2002. We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short term timing differences between the repricing of assets and liabilities.

     Recent Regulatory Developments.  On
October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing
Appropriate Tools Required to Intercept and
Obstruct Terrorism Act of 2001 (the "USA
PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA
PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations suspected of engaging in terrorist acts or money laundering activities.

     During the first quarter of 2002, the
Financial Crimes Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General; and (v) encourage information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. To date, it has not been possible to predict the impact the USA PATRIOT
ACT and its implementing regulations may have on us or on our bank subsidiary in the future.

     Safe Harbor Statement Under the Private
Securities Litigation Reform Act of 1995 - Forward-
Looking Statements. This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate,"
"plan," "intend," "estimate," "may," "will," "would,"
"could," "should" or other similar expressions.
Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

     The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

-	The strength of the United States
economy in general and the strength
of the local economies in which the
Company conducts its operations
which may be less favorable than
expected and may result in, among
other things, a deterioration in the
credit quality and value of the
Company's assets.

-	The economic impact of the terrorist
attacks that occurred on September
11th, as well as any future threats and
attacks, and the response of the
United States to any such threats and
attacks.

-	The effects of, and changes in,
federal, state and local laws,
regulations and policies affecting
banking, securities, insurance and
monetary and financial matters.

-	The effects of changes in interest
rates (including the effects of changes
in the rate of prepayments of the
Company's assets) and the policies of
the Board of Governors of the
Federal Reserve System.

-	The ability of the Company to
compete with other financial
institutions as effectively as the
Company currently intends due to
increases in competitive pressures in
the financial services sector.

-	The inability of the Company to
obtain new customers and to retain
existing customers.

-	The timely development and
acceptance of products and services,
including products and services
offered through alternative delivery
channels such as the Internet.

-	Technological changes implemented
by the Company and by other parties,
including third party vendors, which
may be more difficult or more
expensive than anticipated or which
may have unforeseen consequences
to the Company and its customers.

-	The ability of the Company to
develop and maintain secure and
reliable electronic systems.

-	The ability of the Company to retain
key executives and employees and
the difficulty that the Company may
experience in replacing key
executives and employees in an
effective manner.

-	Consumer spending and saving habits
which may change in a manner that
affects the Company's business
adversely.

-	Business combinations and the
integration of acquired businesses
which may be more difficult or
expensive than expected.

-	The costs, effects and outcomes of
existing or future litigation.

-	Changes in accounting policies and
practices, as may be adopted by state
and federal regulatory agencies and
the Financial Accounting Standards
Board.

-	The ability of the Company to
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

LANDMARK BANCORP, INC. AND
SUBSIDIARY
PART II


ITEM 1.	LEGAL PROCEEDINGS.

  There are no material pending legal
proceedings to which the Company
or its subsidiaries is a party other
than ordinary routine litigation
incidental to their respective
businesses.


ITEM 2.	CHANGES IN SECURITIES.

		None


ITEM 3.	DEFAULTS UPON SENIOR
SECURITIES.

		None


ITEM 4.	SUBMISSION OF MATTERS TO
VOTE OF SECURITY HOLDERS.

		None


ITEM 5.	OTHER INFORMATION.

		None


ITEM 6.	EXHIBITS AND REPORTS ON
FORM 8-K.

	A.	Exhibits

        	None

        B.	Reports on Form 8-K

A report on Form 8-K was
filed on January 22, 2002, to
report under Item 5 that the
Company had issued a press
release announcing the
adoption of a stockholders'
rights plan.

A report on Form 8-K was
filed on February 6, 2002, to
report under Item 5 that the
Company had issued a press
release announcing earnings
for the quarter ended
December 31, 2001
and the declaration of a cash
dividend to stockholders.

A report on Form 8-K was
filed on May 1, 2002, to
report under Item 5 that the
Company had issued a press
release announcing earnings
for the quarter ended March
31, 2002, the declaration of a
cash dividend to stockholders
and a stock repurchase
program.  A report on Form
8-K/A was filed on May 2,
2002 correcting a statement
included in the Form 8-K filed
on May 1, 2002.



SIGNATURES



     Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	LANDMARK BANCORP, INC.



Date:  May 14, 2002
	__________________________________
	/s/Patrick L. Alexander
	President and Chief Executive Officer



Date:  May 14, 2002
	__________________________________
	/s/Mark A. Herpich
	Vice President, Secretary, Treasurer
	and Chief Financial Officer