Form 10-Q
period 2002-06-30
LANDMARK BANCORP INC
filed 2002-08-12
CIK 1141688

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period from                              to

Commission File Number 0-33203

LANDMARK BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	43-1930755

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
800 Poyntz Avenue, Manhattan, Kansas	66502
(Address of principal executive offices)	(Zip Code)
(785) 565-2000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of August 5, 2002, the Registrant had outstanding 1,987,063 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents

PART I

		Page Number
Item 1.	Financial Statements and Related Notes	2 - 7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8 - 14
PART II
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
Form 10-Q Signature Page		16

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$9,330,689	$22,163,258
Investment securities available for sale	84,606,087	75,310,561
Loans, net	230,477,479	235,324,457
Loans held for sale	2,234,646	5,654,077
Premises and equipment, net	3,610,115	3,521,469
Goodwill	2,108,801	2,108,801
Other intangibles	1,203,679	1,268,913
Other assets	4,429,896	4,348,022

Total assets	$338,001,392	$349,699,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$262,637,881	$273,246,285
Federal Home Loan Bank borrowings	27,453,160	28,697,063
Accrued expenses, taxes and other liabilities	7,891,507	7,551,457

Total liabilities	297,982,548	309,494,805

Stockholders' equity:
Common stock, $.01 par, 3,000,000 shares authorized, 2,143,031 and 2,082,681 shares issued at 2002 and 2001, respectively	21,430	20,827
Additional paid in capital	17,911,257	17,075,297
Retained earnings	24,589,684	23,073,530
Accumulated other comprehensive income	1,351,285	423,138
Treasury stock, at cost; 164,239 and 2,306 shares, respectively	(3,527,931)	(43,940)
Unearned employee benefits	(326,881)	(344,099)

Total stockholders' equity	40,018,844	40,204,753

Total liabilities and stockholders' equity	$338,001,392	$349,699,558

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Interest income:
Loans	$4,181,660	$3,228,067
Investment securities	764,904	802,404
Other	9,437	61,706

Total interest income	4,956,001	4,092,177

Interest expense:
Deposits	1,440,256	1,932,182
Borrowed funds	342,051	422,404

Total interest expense	1,782,307	2,354,586

Net interest income	3,173,694	1,737,591
Provision for loan losses	33,000	15,000

Net interest income after provision for loan losses	3,140,694	1,722,591

Non-interest income:
Fees and service charges	482,424	100,252
Gains on sale of loans	235,328	197,120
Gains on sale of investments	67,618	283,290
Other	75,894	26,226

Total non-interest income	861,264	606,888

Non-interest expense:
Compensation and benefits	1,207,550	613,891
Occupancy and equipment	282,109	132,746
Amortization	83,284	62,743
Data processing	72,007	34,669
Other	562,219	166,087

Total non-interest expense	2,207,169	1,010,136

Earnings before income taxes	1,794,789	1,319,343
Income tax expense	615,287	488,250

Net earnings	$1,179,502	$831,093

Earnings per share:
Basic	$0.60	$0.75

Diluted	$0.58	$0.70

Dividends per share	$0.15	$0.1428

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Interest income:
Loans	$8,522,008	$6,864,413
Investment securities	1,410,383	1,394,822
Other	66,006	101,488

Total interest income	9,998,397	8,360,723

Interest expense:
Deposits	3,173,452	3,933,380
Borrowed funds	685,887	1,064,313

Total interest expense	3,859,339	4,997,693

Net interest income	6,139,058	3,363,030
Provision for loan losses	66,500	60,000

Net interest income after provision for loan losses	6,072,558	3,303,030

Non-interest income:
Fees and service charges	882,215	217,425
Gains on sale of loans	485,483	257,161
Gains on sale of investments	93,418	430,453
Other	131,033	51,060

Total non-interest income	1,592,149	956,099

Non-interest expense:
Compensation and benefits	2,419,504	1,251,590
Occupancy and equipment	568,498	272,218
Amortization	173,260	103,887
Data processing	155,436	78,765
Other	1,106,924	358,052

Total non-interest expense	4,423,622	2,064,512

Earnings before income taxes	3,241,085	2,194,617
Income tax expense	1,103,243	810,650

Net earnings	$2,137,842	$1,383,967

Earnings per share:
Basic	$1.06	$1.25

Diluted	$1.03	$1.17

Dividends per share	$0.30	$0.2857

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Net cash provided by (used in) operating activities	$6,254,991	$(850,355)

INVESTING ACTIVITIES
Net decrease in loans	4,622,856	13,008,352
Maturities and prepayments of investments available for sale	12,515,668	2,823,023
Purchase of investments available for sale	(21,304,826)	(6,600,000)
Proceeds from sale of investments available for sale	271,060	16,325,832
Payments received and proceeds from sale of foreclosed assets	265,367	98,861
Improvements of real estate owned	(992)	—
Purchases of premises and equipment, net	(335,269)	(4,750)

Net cash (used in) provided by investing activities	(3,966,136)	25,651,318

FINANCING ACTIVITIES
Net decrease in deposits	(10,608,404)	(1,985,201)
Federal Home Loan Bank repayments, net	(1,243,904)	(20,000,000)
Purchase of 161,933 shares of treasury stock	(3,483,991)	—
Issuance of 60,350 shares of common stock under stock option plan	836,563	—
Payment of dividends	(621,688)	(315,164)

Net cash used in financing activities	(15,121,424)	(22,300,365)

Net (decrease) increase in cash	(12,832,569)	2,500,598
Cash at beginning of period	22,163,258	5,936,637

Cash at end of period	$9,330,689	$8,437,235

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$3,913,000	$5,235,000

Cash paid during period for taxes	826,500	$951,000

Supplemental schedule of noncash investing activities:
Transfer of loans to real estate owned	$195,000	$546,000

Loans securitized and transferred to investment securities	$—	$17,945,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Interim Financial Statements

        The condensed consolidated financial statements of Landmark Bancorp, Inc. (the "Company") and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 2001, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 2001, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date. The results of the interim periods ended June 30, 2002, are not necessarily indicative of the results expected for the year ending December 31, 2002. The former Landmark Bancshares utilized a September 30 fiscal year. Landmark Bancorp has a December 31 fiscal year end and presented the results for the quarter ended December 31, 2001, on Form 10-K as a transition period. The results for the three months and six months ended June 30, 2001, do not include MNB Bancshares' results.

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

        The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Weighted average common shares outstanding (basic)	1,976,909	1,110,294	2,010,317	1,108,498
Dilutive stock options	58,476	85,158	63,348	79,016

Weighted average common shares (diluted)	2,035,385	1,195,452	2,073,665	1,187,514

3.    Comprehensive Income

        The Company's only component of other comprehensive income is the unrealized holding gains on available for sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$1,179,502	$831,093	$2,137,842	$1,383,967

Unrealized holding gains	1,423,145	266,784	1,590,429	1,605,446
Less—reclassification adjustment for gains included in net income	67,618	283,290	93,418	430,453

Net unrealized gains/(losses) on securities	1,355,527	(16,506)	1,497,011	1,174,993

Income tax expense/(benefit)	515,100	(6,272)	568,864	446,498

Total comprehensive income	$2,019,929	$820,859	$3,065,989	$2,112,462

4.    Recent Accounting Developments

        Effective October 1, 2001, we adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Tangible Assets", as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. Effective January 1, 2002, we adopted the remaining provisions of SFAS 142. SFAS 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. For acquisitions consummated after June 30, 2001, goodwill is not being amortized. It is tested for impairment at a reporting unit level, under certain circumstances. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment. In connection with the transitional goodwill impairment evaluation, SFAS 142 requires us to assess whether there is an indication that goodwill is impaired as of the date of adoption. This assessment is a two-step process. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the test must be performed. The second step is to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. Upon evaluating our goodwill for impairment, the fair value of the reporting unit exceeded the carrying value of the unit. Therefore, no indication of goodwill impairment exists and accordingly the performance of the second step of the transitional goodwill impairment evaluation described above was not necessary.

The following table presents information about our intangible assets, which are being amortized in accordance with SFAS 142:

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$780,000	$(106,363)	$780,000	$(35,434)
Mortgage servicing rights	846,584	(316,542)	755,414	(231,067)

Total	$1,626,584	$(422,905)	$1,535,414	$(266,501)

        Aggregate amortization expense for the three months ended June 30, 2002, and June 30, 2001, was $83,284 and $62,743, respectively. Aggregate amortization expense for the six months ended June 30, 2002, and June 30, 2001, was $173,260 and $103,887, respectively. The following is estimated amortization expense for the years ending:

Year	Amount
2002	$328,000
2003	304,000
2004	290,000
2005	156,000
2006	82,000

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

LANDMARK BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        General.    Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank. Landmark Bancorp is listed on the NASDAQ Stock Market National Market System (symbol "LARK"). Landmark National Bank is dedicated to providing quality financial or banking services to its local communities and continues to originate commercial real estate and non-real estate loans, small business loans, residential mortgage loans, consumer loans, and home equity loans. Effective October 9, 2001, Landmark Bancshares, Inc. and MNB Bancshares, Inc. completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank, which is the wholly-owned subsidiary of Landmark Bancorp, Inc. Landmark Bancorp, Inc. is the accounting successor to the former Landmark Bancshares, and therefore, all financial information presented for periods prior to October 9, 2001, reflects only the operations of Landmark Bancshares. The former Landmark Bancshares utilized a September 30 fiscal year. Landmark Bancorp has a December 31 fiscal year end and presented the results for the quarter ended December 31, 2001, on Form 10-K as a transition period. The results for the three months and six months ended June 30, 2001, do not include MNB Bancshares' results.

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

        Our accounting principles and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. Critical accounting policies relate to loans and related earnings. A description of these policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in Note 2, Summary of Significant Accounting Policies in the Notes included in our Annual Report on Form 10-K for the quarter ended December 31, 2001.

        Summary of Results.    Net earnings for the three months ended June 30, 2002, increased $348,000, or 41.9%, to $1.2 million as compared to the three months ended June 30, 2001. Net interest income increased $1.4 million, or 82.6%, from $1.7 million to $3.2 million. This improvement in net earnings and net interest income was generally attributable to the merger and our interest bearing liabilities, which repriced downward at a more rapid pace than our interest earning assets. Non-interest income increased $254,000, or 41.9%, from $607,000 to $861,000, as fee and service charges resulted in a $382,000 increase and gains on sale of loans increased $38,000 compared to the prior year. These increases were offset by a reduction of $216,000 in gains on sales of investments. Non-interest expense increased $1.2 million, relating primarily to the combined operating expenses occurring as a result of the merger.

        Net earnings for the six months ended June 30, 2002, increased $754,000, or 54.5%, to $2.1 million as compared to the six months ended June 30, 2001. Net interest income increased $2.7 million, or 82.5%, from $3.4 million to $6.1 million. This improvement in net earnings and net interest income was generally attributable to the merger and our interest bearing liabilities, which repriced downward at a more rapid pace than our interest earning assets. Non-interest income increased $636,000, or 66.5%, from $956,000 to $1.6 million, as fee and service charges resulted in a $665,000 increase and gains on sale of loans increased $228,000 compared to the prior year. These increases were offset by a reduction of $337,000 in gains on sales of investments. Non-interest expense increased $2.4 million, relating primarily to combined operating expenses occurring as a result of the merger.

        The three months ended June 30, 2002, resulted in diluted earnings per share of $0.58 compared to $0.70 for the same period in 2001. Return on average assets was 1.43% for the period compared to 1.48% for the same period in 2001. Return on average stockholders' equity was 12.06% for the period compared to 13.79% for the same period in 2001.

        The six months ended June 30, 2002, resulted in diluted earnings per share of $1.03 compared to $1.17 for the same period in 2001. Return on average assets was 1.27% for the period compared to 1.24% for the same period in 2001. Return on average stockholders' equity was 10.75% for the period compared to 11.35% for the same period in 2001.

        Our successful completion of the 5% stock repurchase program, initiated in December 2001, resulted us repurchasing 97,039 shares. During April 2002, our board of directors approved a new stock repurchase program enabling us to repurchase up to an additional 100,800 shares, or 5%, of our outstanding stock. As of June 30, 2002, we have repurchased 164,239 shares at an average cost per share of $21.48.

        The decrease in earnings per share was primarily the result of the issuance of 817,806 shares to former MNB Bancshares shareholders as a result of the October 9, 2001, merger. The following table summarizes net income and key performance measures for the two periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net earnings:
Basic earnings per share	$0.60	$0.75	$1.07	$1.25
Diluted earnings per share	$0.58	$0.70	$1.03	$1.17
Earnings ratios:
Return on average assets (1)	1.43%	1.48%	1.27%	1.24%
Return on average equity (1)	12.06%	13.79%	10.75%	11.35%
Dividend payout ratio	25.86	24.41	29.13	20.41
Net interest margin (1)	3.99%	3.43%	3.82%	3.24%

(1)
The ratio has been annualized and is not necessarily indicative of the results for the entire year.

        Interest Income.    Interest income for the three months ended June 30, 2002, increased $864,000, or 21.1%, to $5.0 million from $4.1 million in the same period of 2001. Interest income on loans increased $954,000, or 29.5%, during this time period. This increase was primarily related to an increase in average loans resulting from the merger, which overcame the decrease in rates experienced as interest earning assets repriced during 2001. Average loans for the second quarter of 2002 were significantly higher at $232.9 million, compared to $155.4 million for the second quarter of 2001.

        Interest income for the six months ended June 30, 2002, increased $1.6 million, or 19.6%, to $10.0 million from $8.4 million in the same period of 2001. Interest income on loans increased $1.7 million, or 24.1%, during this time period. This increase was primarily related to an increase in average loans resulting from the merger, which overcame the decrease in rates experienced as interest earning assets repriced during 2001. Average loans for the first six months of 2002 were significantly higher at $234.9 million, compared to $165.5 million for the first six months of 2001.

        Interest Expense.    Interest expense during the three months ended June 30, 2002, decreased $572,000, or 24.3%, as compared to the same period of 2001. Interest expense on deposits decreased $492,000, or 25.5%, while interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka, decreased $80,000, or 19.0%, during this time period. This decrease in interest expense resulted despite an increase in deposits resulting from the merger, as a result of the decline in rates. Reduced borrowings from the Federal Home Loan Bank precipitated the reduced interest expense on borrowings.

        Interest expense during the six months ended June 30, 2002, decreased $1.1 million, or 22.8%, as compared to the same period of 2001. Interest expense on deposits decreased $760,000, or 19.3%, while interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka, decreased $378,000, or 35.6%, during this time period. This decrease in interest expense resulted despite an increase in deposits resulting from the merger, as a result of the decline in rates. Reduced borrowings from the Federal Home Loan Bank precipitated the reduced interest expense on borrowings.

        Net Interest Income.    Net interest income for the three months ended June 30, 2002, totaled $3.2 million, an 82.6% increase, as compared to $1.7 million for the same period in 2001. The improvement was reflective of our growth resulting from the MNB merger. Average earning assets during the second quarter of 2002 totaled $319.4 million, versus $216.5 million during the second quarter of 2001. Net interest margin on earning assets was 3.99% for the second quarter of 2002, up from 3.43% during the second quarter of 2001. The increase in net interest margin reflected the continued growth in non-residential mortgage loans, primarily related to the MNB merger. The increase was also impacted by the significant decline in interest rates during 2001 as our liabilities repricing exceeded corresponding reductions in our asset yields during 2001. Countering the increase, our net interest margin was reduced by the fact that as part of the merger, the assets and liabilities of MNB were recorded at their respective fair market values. Based on the relatively low interest rates prevailing at the merger date, the effective yields on MNB's interest-earning assets and rates on MNB's interest-bearing liabilities were significantly reduced, thus causing our post merger blended yields and cost of funds to decline.

        Net interest income for the six months ended June 30, 2002, totaled $6.1 million, an 82.5% increase as compared to $3.4 million for the same period of 2001. The improvement was reflective of our growth resulting from the MNB merger. Average earning assets during the first six months of 2002 totaled $323.7 million, versus $219.2 million during the same period of 2001. Net interest margin on earning assets was 3.82% for the first six months of 2002, up from 3.24% during the first six months of 2001. The increase in net interest margin reflected the continued growth in non-residential mortgage loans, primarily related to the MNB merger. The increase was also impacted by the significant decline in interest rates during 2001 as our liabilities repricing exceeded corresponding reductions in our asset yields during 2001. Countering the increase, our net interest margin was reduced by the fact that as part of the merger, the assets and liabilities of MNB were recorded at their respective fair market values. Based on the relatively low interest rates prevailing at the merger date, the effective yields on MNB's interest-earning assets and rates on MNB's interest-bearing liabilities were significantly reduced, thus causing our post merger blended yields and cost of funds to decline.

        Provision for Loan Losses.    The provision for loan losses for the three months ended June 30, 2002, was $33,000, compared to a provision of $15,000 during the second quarter of 2001. Our review of the portfolio prompted an increase in our provision as a result of increased commercial loan balances. At June 30, 2002, and December 31, 2001, the allowance for loan losses was $2.6 million, or 1.1%, of gross loans outstanding. The provision for loan losses for the six months ended June 30, 2002, was $66,500, compared to a provision of $60,000 for the same period in 2001.

        Non-interest Income.    Non-interest income increased $254,000, or 41.9%, for the three months ended June 30, 2002, to $861,000 compared to the same period in 2001. Fees and service charges increased from $100,000 to $482,000, relating primarily to the MNB merger and the fee income associated with MNB's products and services. Also contributing to this increase was an improvement of 19.4% in gains on sale of loans from $197,000 to $235,000 as residential mortgage financing activity increased due to the MNB merger. Mortgage refinancing activity is expected to diminish during the remainder of 2002 as many mortgage holders have already taken advantage of the low interest rates favorable for mortgage originations. Gains on sales of investments also partially offset the increases as fewer equity securities in our investment portfolio were sold during the second quarter in 2002 compared to the same quarter in 2001.

        Non-interest income increased $636,000, or 66.5%, for the six months ended June 30, 2002, to $1.6 million compared to the same period in 2001. Fees and service charges increased from $217,000 to $882,000, relating primarily to the MNB merger and the fee income associated with MNB's products and services offered. Also contributing to this increase was an improvement of 88.8% in gains on sale of loans from $257,000 to $485,000, as residential mortgage financing activity increased due to the MNB merger. Mortgage refinancing activity is expected to diminish during the remainder of 2002 as many mortgage holders have already taken advantage of the low interest rates favorable for mortgage originations. Gains on sales of investments also partially offset the increase as fewer equity securities in our investment portfolio were sold during the first six months of 2002 compared to the same period in 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Non-interest income:
Fees and service charges	$482,424	$100,252	$882,215	$217,425
Gains on sales of loans	235,328	197,120	485,483	257,161
Gains on sales of investments	67,618	283,290	93,418	430,453
Other	75,894	26,226	131,033	51,060

Total non-interest income	$861,264	$606,888	$1,592,149	$956,099

        Non-interest Expense.    Non-interest expense increased $1.2 million to $2.2 million for the three months ended June 30, 2002, compared to the same period in 2001. Non-interest expense increased $2.4 million to $4.4 million for the six months ended June 30, 2002, as compared to the same period in 2001. The increases were primarily related to additional compensation and benefits and occupancy and equipment expenses as a result of the MNB merger.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Non-interest expense:
Compensation and benefits	$1,207,550	$613,891	$2,419,504	$1,251,590
Occupancy and equipment	282,109	132,746	568,498	272,218
Amortization	83,284	62,743	173,260	103,887
Data processing	72,007	34,669	155,436	78,765
Other	562,219	166,087	1,106,924	358,052

Total non-interest expense	$2,207,169	$1,010,136	$4,423,622	$2,064,512

        Income Tax Expense.    Income tax expense for the three months ended June 30, 2002, increased $127,000, or 26.1%, from $488,000 for the three months ended June 30, 2002. Income tax expense for the six months ended June 30, 2002, increased $293,000, or 36.1%, from $811,000 for the six months ended June 30, 2001. The increase in income tax expense resulted primarily from an increase in taxable income. The effective tax rate for the second quarter of 2002 was 34.3% compared to 37.0% for the second quarter of 2001. The effective tax rate for the six months ended June 30, 2002, was 34.0% compared to 36.9% for the same period of 2001. The reduction in the 2002 effective tax rate compared to 2001 results from the increased level of non-taxable municipal investments and tax credits from MNB as a result of the merger.

        Asset Quality and Distribution.    Total assets declined to $338 million at June 30, 2002, compared to $350 million at December 31, 2001. Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

        Net loans, excluding loans held for sale, decreased $4.8 million during the six months ended June 30, 2002. The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio. Our loan portfolio composition continues to diversify as a result of pay downs and the merger of MNB; evidenced by our one-to-four residential real estate loans comprising 81%, 54% and 48% of total loans as of September 30, 2001, December 31, 2001, and June 30, 2002, respectively.

        Our primary investing activities are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage backed securities. Generally, we originate long-term, fixed-rate, residential mortgage loans for immediate sale and do not originate and warehouse those loans for resale in order to speculate on interest rates. During the past six months, based on our analysis of our asset liability repricing and the current interest rate environment, we have elected to retain within our loan portfolio approximately $6 million of 15-year, fixed-rate, residential mortgage loans.

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

        We believe that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more. As of June 30, 2002, loans with a balance of $862,000 were on non-accrual status, or 0.37% of total loans, compared to a balance of $1.0 million loans on non-accrual status, or 0.43% of total loans, as of December 31, 2001. The ratio of the allowance for losses on loans to non-performing loans increased to 3.0% as of June 30, 2002, compared to 2.6% as of December 31, 2001.

        Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans. Many financial institutions have experienced an increase in non-performing assets during this difficult economic period, as even well-established business borrowers have developed cash flow and other business related problems. It is management's belief that the allowance for losses on loans at June 30, 2002, remains adequate. While management believes that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

        Liability Distribution.    At June 30, 2002, total deposits decreased $10.6 million from December 31, 2001, while borrowing levels decreased $1.2 million during the same period.

        Non-interest bearing demand accounts at June 30, 2002, increased to $21.3 million, or 8.1% of deposits, compared to approximately $19.0 million at December 31, 2001. Certificates of deposit decreased to $152.9 million at June 30, 2002, from $161.2 million at December 31, 2001. Money market and NOW accounts decreased to $73.0 million at June 30, 2002, from $73.3 million at December 31, 2001, and were 27.8% of total deposits and savings accounts decreased to $15.5 million from $19.7 million during the same period. The reduction of certificate of deposit and money market accounts is reflective of our excess liquidity position in that we have not bid aggressively on public deposits during the past six months.

        Certificates of deposit at June 30, 2002, which were scheduled to mature in one year or less, totaled $116.7 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

        Liquidity.    Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the operating, financing, lending and investing activities during any given period. At June 30, 2002, and December 31, 2001, respectively, these liquid assets totaled $93.9 million and $97.5 million. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities.

        Liquidity management is both a daily and long-term function of the management strategy. Excess funds are generally invested in short-term investments. In the event funds are required beyond the ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities. At June 30, 2002, we had outstanding Federal Home Loan Bank advances of $27.5 million and had no borrowings outstanding on our line of credit with the Federal Home Loan Bank. At June 30, 2002, our total borrowings capacity with the Federal Home Loan Bank was $93.7 million.

        At June 30, 2002, we had outstanding loan commitments of $25.0 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to fund loans.

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

        At June 30, 2002, we continued to maintain a sound leverage ratio of 10.7% and a total risk based capital ratio of 18.6%. As shown by the following table, our capital exceeded the minimum capital requirements at June 30, 2002 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$35,831	10.7%	4.0%	$13,546
Tier 1 Capital	$35,831	17.4%	4.0%	$8,175
Total Risk Based Capital	$38,410	18.6%	8.0%	$16,349

        Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of June 30, 2002, we were rated "well capitalized", which is the highest rating available under this capital-based rating system.

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

        We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at May 31, 2002, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	$(137,000)	(1.0%)
200 basis point rising	$(87,000)	(0.7%)
100 basis point falling	$147,000	1.1%

We believe that no significant changes in our interest rate sensitivity position have occurred since May 31, 2002. We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short-term timing differences between the repricing of assets and liabilities.

        Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995—Forward-Looking Statements. This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

  •
  Business combinations and the integration of acquired businesses, which may be more difficult or expensive than expected.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        On May 22, 2002, the annual meeting of Landmark Bankcorp, Inc. stockholders was held. At the meeting, Brent A. Bowman, Joseph L. Downey and David H. Snapp were elected to serve as Class I directors with terms expiring in 2005. Continuing as Class II directors (term expires in 2003) are Richard Ball, Susan E. Roepke and C. Duane Ross and continuing as Class III directors (term expires in 2004) are Patrick L. Alexander, Jim W. Lewis, Jerry R. Pettle and Larry Schugart. The stockholders also ratified the appointment of KPMG LLP as Landmark Bankcorp, Inc.'s independent public accountants for the year ending December 31, 2002.

        There were 2,016,496 shares of common stock eligible to vote at the annual meeting. The voting on each item at the annual meeting was as follows:

	For	Withheld/ Against	Abstain	Broker Non-Votes
Brent A. Bowman	1,743,604	75,976	—	—
Joseph L. Downey	1,744,372	75,208	—	—
David H. Snapp	1,759,737	59,843	—	—
KPMG LLP	1,754,147	9,816	55,617	—

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  A.
  Exhibits

    Exhibit 99.1 Certificate of Chief Executive Officer

    Exhibit 99.2 Certificate of Chief Financial Officer

  B.
  Reports on Form 8-K

    A report on Form 8-K was filed May 1, 2002, to report under Item 5 that the Company had issued a press release announcing earnings for the three months ended March 31, 2002, and the declaration of a cash dividend to stockholders. The Company filed a Form 8-K/A on May 2, 2002, correcting a typographical error in the Form 8-K filed on May 1, 2002.

    A report on Form 8-K was filed on August 1, 2002, to report under Item 5 that the Company had issued a press release announcing earnings for the three months ended June 30, 2002, and the declaration of a cash dividend to stockholders.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.
Date: August 12, 2002	/s/ PATRICK L. ALEXANDER Patrick L. Alexander President and Chief Executive Officer
Date: August 12, 2002	/s/ MARK A. HERPICH Mark A. Herpich Vice President, Secretary, Treasurer and Chief Financial Officer

QuickLinks

LANDMARK BANCORP, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
LANDMARK BANCORP, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
LANDMARK BANCORP, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
LANDMARK BANCORP, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
LANDMARK BANCORP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (Unaudited)
LANDMARK BANCORP, INC. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES