Form 10-Q
period 2002-09-30
LANDMARK BANCORP INC
filed 2002-11-14
CIK 1141688

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-33203

LANDMARK BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1930755 (I.R.S. Employer Identification Number)
800 Poyntz Avenue, Manhattan, Kansas (Address of principal executive offices)	66502 (zip code)
(785) 565-2000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: As of November 8, 2002, the Registrant had outstanding 1,961,864 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents

		Page Number
PART I
Item 1.	Financial Statements and Related Notes	2–8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9–15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16–17
Item 4.	Controls and Procedures	18
PART II
Item 1.	Legal Proceedings	19
Item 2.	Changes in Securities	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	19
Form 10-Q Signature Page		20

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$7,070,351	$22,163,258
Investment securities available for sale	85,950,588	75,310,561
Loans, net	226,322,309	235,324,457
Loans held for sale	5,794,408	5,654,077
Premises and equipment, net	3,869,020	3,521,469
Goodwill	2,108,801	2,108,801
Other intangibles	1,151,564	1,268,913
Other assets	4,255,656	4,348,022

Total assets	$336,522,697	$349,699,558

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$260,474,159	$273,246,285
Federal Home Loan Bank borrowings	27,349,061	28,697,063
Accrued expenses, taxes and other liabilities	7,662,659	7,551,457

Total liabilities	295,485,879	309,494,805

Stockholders' equity:
Common stock, $.01 par, 3,000,000 shares authorized, 2,151,302 and 2,082,681 shares issued at 2002 and 2001, respectively	21,513	20,827
Additional paid in capital	18,111,696	17,075,297
Retained earnings	25,495,645	23,073,530
Accumulated other comprehensive income	1,732,434	423,138
Treasury stock, at cost; 191,001 and 2,306 shares, respectively	(4,142,090)	(43,940)
Unearned employee benefits	(182,380)	(344,099)

Total stockholders' equity	41,036,818	40,204,753

Total liabilities and stockholders' equity	$336,522,697	$349,699,558

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Interest income:
Loans	$4,155,734	$2,977,585
Investment securities	734,912	563,345
Other	22,436	51,894

Total interest income	4,913,082	3,592,824

Interest expense:
Deposits	1,336,776	1,731,656
Borrowed funds	331,523	301,742

Total interest expense	1,668,299	2,033,398

Net interest income	3,244,783	1,559,426
Provision for loan losses	50,000	15,000

Net interest income after provision for loan losses	3,194,783	1,544,426

Non-interest income:
Fees and service charges	592,232	88,368
Gains on sale of loans	263,242	187,579
Gains on sale of investments	1,500	500,540
Other	60,129	76,359

Total non-interest income	917,103	852,846

Non-interest expense:
Compensation and benefits	1,213,977	795,827
Occupancy and equipment	298,954	125,131
Amortization	91,182	47,629
Data processing	100,719	34,514
Other	581,726	194,264

Total non-interest expense	2,286,558	1,197,365

Earnings before income taxes	1,825,328	1,199,907
Income tax expense	620,828	559,600

Net earnings	$1,204,500	$640,307

Earnings per share:
Basic	$0.62	$0.57

Diluted	$0.60	$0.51

Dividends per share	$0.15	$0.1428

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Interest income:
Loans	$12,677,742	$9,841,998
Investment securities	2,145,295	1,958,167
Other	88,442	153,382

Total interest income	14,911,479	11,953,547

Interest expense:
Deposits	4,510,228	5,665,036
Borrowed funds	1,017,410	1,366,055

Total interest expense	5,527,638	7,031,091

Net interest income	9,383,841	4,922,456
Provision for loan losses	116,500	75,000

Net interest income after provision for loan losses	9,267,341	4,847,456

Non-interest income:
Fees and service charges	1,474,447	305,793
Gains on sale of loans	748,725	444,740
Gains on sale of investments	94,918	930,993
Other	191,162	127,419

Total non-interest income	2,509,252	1,808,945

Non-interest expense:
Compensation and benefits	3,633,481	2,047,417
Occupancy and equipment	867,452	397,349
Amortization	264,442	151,516
Data processing	256,155	113,279
Other	1,688,650	552,316

Total non-interest expense	6,710,180	3,261,877

Earnings before income taxes	5,066,413	3,394,524
Income tax expense	1,724,071	1,370,250

Net earnings	$3,342,342	$2,024,274

Earnings per share:
Basic	$1.68	$1.82

Diluted	$1.63	$1.68

Dividends per share	$0.45	$0.4284

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Net cash provided by (used in) operating activities	$4,303,353	$(9,643,847)

INVESTING ACTIVITIES
Net decrease in loans	8,627,902	19,461,273
Maturities and prepayments of investments available for sale	17,450,137	4,895,749
Purchase of investment securities available for sale	(27,323,554)	—
Proceeds from sale of investment securities available for sale	276,685	31,284,353
Payments received and proceeds from sale of foreclosed assets	454,709	153,220
Purchases of premises and equipment, net	(693,881)	(40,036)
Other investing activity, net	(992)	(40,652)

Net cash (used in) provided by investing activities	(1,208,994)	55,713,907

FINANCING ACTIVITIES
Net decrease in deposits	(12,772,126)	(6,530,955)
Federal Home Loan Bank repayments, net	(1,348,002)	(25,000,000)
Purchase of 188,695 and 10,539 shares of treasury stock	(4,098,150)	(202,243)
Issuance of 68,621 and 20,039 shares of common stock under stock option plans	951,238	200,393
Payment of dividends	(920,226)	(473,043)

Net cash used in financing activities	(18,187,266)	(32,005,848)

Net (decrease) increase in cash	(15,092,907)	14,064,212
Cash at beginning of period	22,163,258	5,936,637

Cash at end of period	$7,070,351	$20,000,849

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$5,572,000	$6,730,891

Cash paid during period for taxes	$1,117,000	$1,390,001

Supplemental schedule of noncash investing activities:
Transfer of loans to real estate owned	$319,000	$545,972

Loans securitized and transferred to investment securities	$—	$17,786,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Interim Financial Statements

        The condensed consolidated financial statements of Landmark Bancorp, Inc. (the "Company") and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 2001, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 2001, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date. The results of the interim periods ended September 30, 2002, are not necessarily indicative of the results expected for the year ending December 31, 2002. The former Landmark Bancshares utilized a September 30 fiscal year. Landmark Bancorp has a December 31 fiscal year end and presented the results for the quarter ended December 31, 2001, on Form 10-K as a transition period. The results for the three months and nine months ended September 30, 2001, do not include MNB Bancshares' results.

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

        The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average common shares outstanding (basic)	1,943,703	1,116,313	1,987,868	1,111,103
Dilutive stock options	49,592	142,948	58,875	91,758

Weighted average common shares (diluted)	1,993,295	1,259,261	2,046,743	1,202,861

3.    Comprehensive Income

        The Company's only component of other comprehensive income is the unrealized holding gains on available for sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$1,204,500	$640,307	$3,342,342	$2,024,274

Unrealized holding gains	616,256	362,980	2,206,685	1,968,426
Less — reclassification adjustment for gains included in net income	1,500	500,540	94,918	930,993

Net unrealized gains/(losses) on securities	614,756	(137,560)	2,111,767	1,037,433

Income tax expense/(benefit)	233,607	(50,373)	802,471	396,125

Total comprehensive income	$1,585,649	$553,120	$4,651,638	$2,665,582

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

        The following table presents information about our intangible assets, which are being amortized in accordance with SFAS 142:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$780,000	$(141,818)	$780,000	$(35,434)
Mortgage servicing rights	772,676	(259,294)	755,414	(231,067)

Total	$1,552,676	$(401,112)	$1,535,414	$(266,501)

        Aggregate amortization expense for the three months ended September 30, 2002, and September 30, 2001, was $91,182 and $47,629, respectively. Aggregate amortization expense for the nine months ended September 30, 2002, and September 30, 2001, was $264,442 and $151,516, respectively. The following is estimated amortization expense for the years ending:

Year	Amount
2002	$386,000
2003	304,000
2004	290,000
2005	159,000
2006	82,000

        Prior to our merger with MNB Bancshares on October 9, 2001, there was no goodwill on our balance sheet to be amortized. Pursuant to the guidance of SFAS 142, goodwill resulting from the merger with MNB Bancshares has not been amortized since the merger date but is evaluated for impairment on an annual basis.

LANDMARK BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        General.    Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank. Landmark Bancorp is listed on the Nasdaq Stock Market National Market System (symbol "LARK"). Landmark National Bank is dedicated to providing quality financial or banking services to its local communities and continues to originate commercial real estate and non-real estate loans, small business loans, residential mortgage loans, consumer loans, and home equity loans. Effective October 9, 2001, Landmark Bancshares, Inc. and MNB Bancshares, Inc. completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank, which is the wholly-owned subsidiary of Landmark Bancorp, Inc. Landmark Bancorp, Inc. is the accounting successor to the former Landmark Bancshares, and therefore, all financial information presented for periods prior to October 9, 2001, reflects only the operations of Landmark Bancshares. The former Landmark Bancshares utilized a September 30 fiscal year end. Landmark Bancorp has a December 31 fiscal year end and presented the results for the quarter ended December 31, 2001, on Form 10-K as a transition period. The results for the three months and nine months ended September 30, 2001, do not include MNB Bancshares' results.

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

        Summary of Results.    Net earnings for the three months ended September 30, 2002, increased $564,000, or 88.1%, to $1.2 million as compared to the three months ended September 30, 2001. Net interest income increased $1.7 million, or 108.1%, from $1.5 million to $3.2 million. This improvement in net earnings and net interest income was generally attributable to the merger and our interest bearing liabilities, which repriced downward at a more rapid pace than our interest earning assets. Non-interest income increased $64,000, or 7.5%, from $853,000 to $917,000, as fee and service charges resulted in a $504,000 increase and gains on sale of loans increased $76,000 compared to the prior year. These increases were offset by a reduction of $499,000 in gains on sales of investments. Non-interest expense increased $1.1 million, relating primarily to the combined operating expenses occurring as a result of the merger.

        Net earnings for the nine months ended September 30, 2002, increased $1.3 million, or 65.1%, to $3.3 million as compared to the nine months ended September 30, 2001. Net interest income increased $4.5 million, or 90.6%, from $4.9 million to $9.4 million. This improvement in net earnings and net interest income was generally attributable to the merger and our interest bearing liabilities, which repriced downward at a more rapid pace than our interest earning assets. Non-interest income increased $700,000, or 38.7%, from $1.8 million to $2.5 million, as fee and service charges resulted in a

$1.2 million increase and gains on sale of loans increased $304,000 compared to the prior year. These increases were offset by a reduction of $836,000 in gains on sales of investments. Non-interest expense increased $3.4 million, relating primarily to combined operating expenses occurring as a result of the merger.

        The three months ended September 30, 2002, resulted in diluted earnings per share of $0.60 compared to $0.51 for the same period in 2001. Return on average assets was 1.42% for the period compared to 1.25% for the same period in 2001. Return on average stockholders' equity was 11.77% for the period compared to 9.87% for the same period in 2001.

        The nine months ended September 30, 2002, resulted in diluted earnings per share of $1.63 compared to $1.68 for the same period in 2001. Return on average assets was 1.32% for the period compared to 1.26% for the same period in 2001. Return on average stockholders' equity was 11.10% for the period compared to 10.84% for the same period in 2001.

        Our successful completion of a 5% stock repurchase program, initiated in December 2001, resulted in us repurchasing 97,039 shares. During April 2002, our board of directors approved a new stock repurchase program enabling us to repurchase up to an additional 100,800 shares, or 5%, of our outstanding stock. As of September 30, 2002, we have repurchased 191,001 shares at an average cost per share of $21.69.

        The decrease in earnings per share for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, was primarily the result of the issuance of 817,806 shares to former MNB Bancshares shareholders as a result of the October 9, 2001, merger. The following table summarizes net income and key performance measures for the two periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net earnings:
Basic earnings per share	$0.62	$0.57	$1.68	$1.82
Diluted earnings per share	$0.60	$0.51	$1.63	$1.68
Earnings ratios:
Return on average assets(1)	1.42%	1.25%	1.32%	1.26%
Return on average equity(1)	11.77%	9.87%	11.10%	10.84%
Dividend payout ratio	25.00%	28.00%	27.61%	25.50%
Net interest margin(1)	3.93%	3.12%	3.88%	3.16%

(1)
The ratio has been annualized and is not necessarily indicative of the results for the entire year.

        Interest Income.    Interest income for the three months ended September 30, 2002, increased $1.3 million, or 36.7%, to $4.9 million from $3.6 million in the same period of 2001. Interest income on loans increased $1.2 million, or 39.6%, during this time period. This increase was primarily related to an increase in average loans resulting from the merger, which overcame the decrease in rates experienced as interest earning assets repriced during 2001. Average loans for the third quarter of 2002 were significantly higher at $234.5 million, compared to $147.9 million for the third quarter of 2001.

        Interest income for the nine months ended September 30, 2002, increased $3.0 million, or 24.7%, to $14.9 million from $11.9 million in the same period of 2001. Interest income on loans increased $2.8 million, or 28.8%, during this time period. This increase was primarily related to an increase in average loans resulting from the merger, which overcame the decrease in rates experienced as interest earning assets repriced during 2001. Average loans for the first nine months of 2002 were significantly higher at $234.8 million, compared to $162.1 million for the first nine months of 2001.

        During 2001, the national prime rate decreased from 9.5% to 8.0% in the first quarter, decreased from 8.0% to 6.75% in the second quarter and decreased again from 6.75% to 6.0% in the third quarter. During the first, second and third quarters of 2002, the national prime rate remained unchanged at 4.75%. On November 6, 2002, the Federal Reserve policy makers lowered their benchmark interest rate 50 basis points. This resulted in the lowest target interest rate on overnight loans between banks since 1961. Correspondingly, the national prime rate also decreased 50 basis points to 4.25%. This most recent rate reduction may have a negative impact on our net interest margin. At these historical low interest rate levels, we may have pressure from our commercial loan customers to refinance and obtain lower rates. In addition, the rates paid on deposit products have been driven to significantly low levels during the past year. There is little room for us to lower the rates on our deposit products another 50 basis points.

        Interest Expense.    Interest expense during the three months ended September 30, 2002, decreased $365,000, or 18.0%, as compared to the same period of 2001. Interest expense on deposits decreased $395,000, or 22.8%, while interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka, increased $30,000, or 9.9%, during this time period. This decrease in interest expense resulted despite an increase in deposits resulting from the merger, as a result of the decline in rates. An increase in borrowings from the Federal Home Loan Bank, as a result of the merger, precipitated the increased interest expense on borrowings.

        Interest expense during the nine months ended September 30, 2002, decreased $1.5 million, or 21.4%, as compared to the same period of 2001. Interest expense on deposits decreased $1.2 million, or 20.4%, while interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka, decreased $349,000, or 25.5%, during this time period. This decrease in interest expense resulted despite an increase in deposits resulting from the merger, as a result of the decline in rates. Reduced borrowings from the Federal Home Loan Bank after March 31, 2001, precipitated the reduced interest expense on borrowings.

        Net Interest Income.    Net interest income for the three months ended September 30, 2002, totaled $3.2 million, a 108.1% increase, as compared to $1.6 million for the same period in 2001. The improvement was reflective of our growth resulting from the MNB merger. Average earning assets during the third quarter of 2002 totaled $322.2 million, versus $198.5 million during the third quarter of 2001. Net interest margin on earning assets was 3.93% for the third quarter of 2002, up from 3.12% during the third quarter of 2001. The increase in net interest margin reflected the continued growth in commercial loans and commercial real estate loans, primarily related to the MNB merger. The increase was also impacted by the significant decline in interest rates during 2001 as our liabilities repricing exceeded corresponding reductions in our asset yields during 2001. Countering the increase, our net interest margin was negatively impacted by the fact that as part of the merger, the assets and liabilities of MNB were recorded at their respective fair market values. Based on the relatively low interest rates prevailing at the merger date, the effective yields on MNB's interest-earning assets and rates on MNB's interest-bearing liabilities were significantly reduced, thus causing our post merger blended yields and cost of funds to decline.

        Net interest income for the nine months ended September 30, 2002, totaled $9.4 million, a 90.6% increase as compared to $4.9 million for the same period of 2001. The improvement was reflective of our growth resulting from the MNB merger. Average earning assets during the first nine months of 2002 totaled $323.2 million, versus $208.2 million during the same period of 2001. Net interest margin on earning assets was 3.88% for the first nine months of 2002, up from 3.16% during the first nine months of 2001. The increase in net interest margin reflected the continued growth in commercial loans and commercial real estate loans, primarily related to the MNB merger. The increase was also impacted by the significant decline in interest rates during 2001, as our liabilities repricing exceeded corresponding reductions in our asset yields during 2001. Countering the increase, our net interest margin was negatively impacted by the fact that as part of the merger, the assets and liabilities of MNB were recorded at their respective fair market values. Based on the relatively low interest rates prevailing at the merger date, the effective yields on MNB's interest-earning assets and rates on MNB's interest-bearing liabilities were significantly reduced, thus causing our post merger blended yields and cost of funds to decline.

        Provision for Loan Losses.    The provision for loan losses for the three months ended September 30, 2002, was $50,000, compared to a provision of $15,000 during the third quarter of 2001. The provision for loan losses for the nine months ended September 30, 2002, was $117,000, compared to a provision of $75,000 for the same period in 2001. Our continuous review of the portfolio prompted an increase in our provision, primarily as a result of increased commercial loan balances and some deterioration in the consumer loan portfolio asset quality, due to the current economic downturn. At September 30, 2002, and December 31, 2001, the allowance for loan losses was $2.6 million, or 1.1%, of gross loans outstanding.

        Non-interest Income.    Non-interest income increased $64,000, or 7.5%, for the three months ended September 30, 2002, to $917,000 compared to the same period in 2001. Fees and service charges increased from $88,000 to $592,000, relating primarily to the MNB merger and the fee income associated with MNB's products and services. Also contributing to this increase was an improvement of 40.3% in gains on sale of loans from $188,000 to $263,000 as residential mortgage financing activity increased due to the MNB merger and the continuing decrease in interest rates. Gains on sales of investments partially offset the increases as fewer equity securities in our investment portfolio were sold during the third quarter in 2002 compared to the same quarter in 2001.

        Non-interest income increased $700,000, or 38.7%, for the nine months ended September 30, 2002, to $2.5 million compared to the same period in 2001. Fees and service charges increased from $306,000 to $1.5 million, relating primarily to the MNB merger and the fee income associated with MNB's products and services offered. Also contributing to this increase was an improvement of 68.4% in gains on sale of loans from $445,000 to $749,000, as residential mortgage financing activity increased due to the MNB merger and the continuing decrease in interest rates. Gains on sales of investments partially offset the increase as fewer equity securities in our investment portfolio were sold during the first nine months of 2002 compared to the same period in 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Non-interest income:
Fees and service charges	$592,232	$88,368	$1,474,447	$305,793
Gains on sales of loans	263,242	187,579	748,725	444,740
Gains on sales of investments	1,500	500,540	94,918	930,993
Other	60,129	76,359	191,162	127,419

Total non-interest income	$917,103	$852,846	$2,509,252	$1,808,945

        Non-interest Expense.    Non-interest expense increased $1.1 million to $2.3 million for the three months ended September 30, 2002, compared to the same period in 2001. Non-interest expense increased $3.4 million to $6.7 million for the nine months ended September 30, 2002, as compared to the same period in 2001. The increases were primarily related to additional compensation and benefits and occupancy and equipment expenses as a result of the MNB merger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Non-interest expense:
Compensation and benefits	$1,213,977	$795,827	$3,633,481	$2,047,417
Occupancy and equipment	298,954	125,131	867,452	397,349
Amortization	91,182	47,629	264,442	151,516
Data processing	100,719	34,514	256,155	113,279
Other	581,726	194,264	1,688,650	552,316

Total non-interest expense	$2,286,558	$1,197,365	$6,710,180	$3,261,877

        Income Tax Expense.    Income tax expense for the three months ended September 30, 2002, increased $61,000, or 10.9%, from $560,000 for the three months ended September 30, 2002. Income tax expense for the nine months ended September 30, 2002, increased $354,000, or 25.8%, from $1.4 million for the nine months ended September 30, 2001. The increase in income tax expense resulted primarily from an increase in taxable income. The effective tax rate for the third quarter of 2002 was 34.0% compared to 46.6% for the third quarter of 2001. The effective tax rate for the nine months ended September 30, 2002, was 34.0% compared to 40.4% for the same period of 2001. The reduction in the 2002 effective tax rate compared to 2001 results from the increased level of non-taxable municipal investments and tax credits from MNB as a result of the merger.

        Asset Quality and Distribution.    Total assets declined to $337 million at September 30, 2002, compared to $350 million at December 31, 2001. Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

        Net loans, excluding loans held for sale, decreased $9 million during the nine months ended September 30, 2002. The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio. Our loan portfolio composition continues to diversify as a result of pay downs and the merger of MNB. This is evidenced by our one-to-four residential real estate loans comprising 81%, 54% and 47% of total loans as of September 30, 2001, December 31, 2001, and September 30, 2002, respectively.

        Our primary investing activities are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage-backed securities. Generally, we originate long-term, fixed-rate, residential mortgage loans for sale in the secondary market and do not originate and warehouse those loans for resale in order to speculate on interest rates. During the past nine months, based on our analysis of our asset liability repricing and the current interest rate environment, we have elected to retain within our loan portfolio approximately $8 million of 15-year, fixed-rate, residential mortgage loans.

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

        We believe that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more. As of September 30, 2002, loans with a balance of $1.5 million were on non-accrual status, or 0.66% of total loans, compared to a balance of $1.0 million loans on non-accrual status, or 0.43% of total loans, as of December 31, 2001. The ratio of the allowance for losses on loans to non-performing loans decreased to 1.7% as of September 30, 2002, compared to 2.6% as of December 31, 2001.

        Although residential home loans comprised 58% of the $1.5 million non-accrual balance at September 30, 2002, we have historically incurred minimal losses based upon collateral values. We have not experienced significant asset quality deterioration relating to the commercial loans as a result of the current economic downturn. We have seen some deterioration, however, in the consumer loan portfolio asset quality as a result of the current economic conditions. Consequently, we increased the monthly loan loss provision during the third quarter 2002 in response to these developments.

        Along with other financial institutions, we share a concern for the outlook of the economy during the remainder of 2002. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans. Many financial institutions have experienced an increase in non-performing assets during this difficult economic period, as even well-established business borrowers have developed cash flow and other business related problems. We believe that the allowance for losses on loans at September 30, 2002, was adequate. While we believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

        Liability Distribution.    At September 30, 2002, total deposits decreased $12.8 million from December 31, 2001, while borrowing levels decreased $1.3 million during the same period.

        Non-interest bearing demand accounts at September 30, 2002, increased to $20.1 million, or 7.7% of deposits, compared to approximately $19.0 million at December 31, 2001. Certificates of deposit decreased to $150.2 million at September 30, 2002, from $161.2 million at December 31, 2001. Money market and NOW accounts increased to $75.8 million at September 30, 2002, from $73.3 million at December 31, 2001, and were 29.1% of total deposits while savings accounts decreased to $14.4 million from $19.7 million during the same period. The reduction of certificates of deposit is reflective of our excess liquidity position in that we have not bid aggressively on public deposits during the past nine months.

        Certificates of deposit at September 30, 2002, which were scheduled to mature in one year or less, totaled $111.0 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

        Liquidity.    Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the operating, financing, lending and investing activities during any given period. At September 30, 2002, and December 31, 2001, respectively, these liquid assets totaled $93.0 million and $97.5 million. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities.

        Liquidity management is both a daily and long-term function of the management strategy. Excess funds are generally invested in short-term investments. In the event funds are required beyond the ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities. At September 30, 2002, we had outstanding Federal Home Loan Bank advances of $27.3 million and had no borrowings outstanding on our line of credit with the Federal Home Loan Bank. At September 30, 2002, our total borrowing capacity with the Federal Home Loan Bank was $88.0 million.

        At September 30, 2002, we had outstanding loan commitments of $29.6 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to fund loans.

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

        At September 30, 2002, we continued to maintain a sound leverage ratio of 10.9% and a total risk based capital ratio of 18.9%. As shown by the following table, our capital exceeded the minimum capital requirements at September 30, 2002 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$36,508	10.9%	4.0%	$13,383
Tier 1 Capital	$36,508	17.7%	4.0%	$8,256
Total Risk Based Capital	$39,060	18.9%	8.0%	$16,512

        Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of September 30, 2002, we were rated "well capitalized", which is the highest rating available under this capital-based rating system.

LANDMARK BANCORP, INC. AND SUBSIDIARY
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

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

        We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at May 31, 2002, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	($137,000)	(1.0%)
200 basis point rising	($87,000)	(0.7%)
100 basis point falling	$147,000	1.1%

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

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONTROLS AND PROCEDURES

        Controls and Procedures.    Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

    A report on Form 8-K was filed on October 29, 2002 to report under Item 5 that the Company had issued a press release announcing earnings for the three months ended September 30, 2002, and the declaration of a cash dividend to stockholders.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.
Date: November 14, 2002	By:	/s/ PATRICK L. ALEXANDER Patrick L. Alexander President and Chief Executive Officer
Date: November 14, 2002	By:	/s/ MARK A. HERPICH Mark A. Herpich Vice President, Secretary, Treasurer and Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Patrick L. Alexander, Chief Executive Officer of the Company, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Landmark Bancorp, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ PATRICK L. ALEXANDER Patrick L. Alexander Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Mark A. Herpich, Chief Financial Officer of the Company, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Landmark Bancorp, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MARK A. HERPICH Mark A. Herpich Chief Financial Officer

QuickLinks

LANDMARK BANCORP, INC. Form 10-Q Quarterly Report Table of Contents
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
  2. Earnings Per Share
  3. Comprehensive Income
  4. Recent Accounting Developments
LANDMARK BANCORP, INC. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LANDMARK BANCORP, INC. AND SUBSIDIARY QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
LANDMARK BANCORP, INC. AND SUBSIDIARY CONTROLS AND PROCEDURES
LANDMARK BANCORP, INC. AND SUBSIDIARY
PART II
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002