Form 10-K
period 2002-12-31
LANDMARK BANCORP INC
filed 2003-03-28
CIK 1141688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 21549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq National Market System on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32 million*.  At March 24, 2003, the total number of shares of common stock outstanding was 1,993,549.

Documents incorporated by Reference:

Portions of the 2002 Annual Report to Stockholders for the fiscal year ended December 31, 2002, are incorporated by reference into Parts I and II hereof, to the extent indicated herein.  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2003, are incorporated by reference in Part III hereof, to the extent indicated herein.

*                                         Based on the last reported price of actual transactions in Registrant’s common stock on June 28, 2002, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

LANDMARK BANCORP, INC.

2002 Form 10-K Annual Report

PART I.

ITEM 1.                  BUSINESS

This document (including information incorporated by reference) contains, and future oral and written statements by us and our management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, the following:

•                                          The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.

•                                          The economic impact of past and future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

•                                          The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

•                                          The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.

•                                          Our ability to compete with other financial institutions as effectively as we currently intend due to increases in competitive pressures in the financial services sector.

•                                          Our inability to obtain new customers and to retain existing customers.

•                                          The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

•                                          Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.

•                                          Our ability to develop and maintain secure and reliable electronic systems.

•                                          Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.

•                                          Consumer spending and saving habits which may change in a manner that affects our business adversely.

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

•                                          Our ability to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

The Company

Effective October 9, 2001, Landmark Bancshares, Inc., the holding company for Landmark Federal Savings Bank, and MNB Bancshares, Inc., the holding company for Security National Bank, completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. (the “Merger”).  In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank (the “Bank”), which is the wholly-owned subsidiary of Landmark Bancorp, Inc. (the “Company” or the “Registrant”).

The Company is the accounting successor to the prior Landmark Bancshares, Inc. and therefore, all financial information presented for periods prior to October 9, 2001, reflects only the operations of Landmark Bancshares, Inc.  Landmark Bancshares, Inc. filed an Annual Report on Form 10-K for its fiscal year ended September 30, 2001.  The Company has a fiscal year ending on December 31.  Therefore, the Company elected to file a Form 10-K for the transition period from October 1, 2001 to December 31, 2001, which included audited consolidated financial information.  The results for the three month transition period ended December 31, 2001 included MNB Bancshares, Inc.’s results commencing October 9, 2001.  The information presented in this Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2002.

The Company is a bank holding company incorporated under the laws of the State of Delaware.  Currently, the Company’s business consists solely of the ownership of the Bank, which is a wholly-owned subsidiary of the Company.

As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Company is also subject to various reporting requirements of the Securities and Exchange Commission (the “SEC”).

Pursuant to the Merger, the Bank succeeded to all of the assets and liabilities of Landmark Federal Savings Bank and Security National Bank.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate consumer, commercial, multi-family, and one-to-four family residential mortgage loans in the Bank’s principal lending areas, consisting primarily of Manhattan, Auburn, Dodge City, Garden City, Great Bend, Hoisington, LaCrosse, Topeka, Osage City and Wamego, Kansas and the surrounding communities in Riley, Barton, Finney, Ford, Pottawatomie, Rush, Shawnee and Osage Counties in Kansas.  Since the Merger, the Bank has focused on originating greater numbers and amounts of consumer, commercial, and agricultural loans.  Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts.  The Bank has also diversified its geographical markets as a result of the Merger, with its main office in Manhattan, Kansas and branch offices in central and southwestern Kansas.  The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

The results of operations of the Bank are dependent primarily upon net interest income and, to a lesser extent, upon other income derived from loan servicing fees and customer deposit services.  Additional expenses of the Bank include general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums, data processing, occupancy and related expenses.

Deposits of the Bank are insured by either the Savings Association Insurance Fund (the “SAIF”) or the Bank Insurance Fund (the “BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowable under applicable federal law and regulation.  The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as the chartering authority for national banks, and the FDIC, as the administrator of the SAIF and the BIF.  The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters.  The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank (the “FHLB”) of Topeka.

The Company’s executive office and the Bank’s main office are located at 800 Poyntz Avenue, Manhattan, Kansas 66502.  The telephone number is (785) 565-2000.

Market Area

The Bank’s primary deposit gathering and lending market consists of the Kansas counties of Riley, Barton, Finney, Ford, Osage, Pottawatomie, Rush and Shawnee Counties, Kansas.  Riley County’s economy is significantly influenced by employment at Fort Riley Military Base and Kansas State University, the second largest university in Kansas, which is located in Manhattan.  The counties of Ford, Finney, Barton and Rush were founded on agriculture, which continues to play a major role in the economy.  Predominant activities involve crop production, feed lot operations, and food processing.  Dodge City is known as the “Cowboy Capital of the

World” and maintains a significant tourism industry.  In the central part of Kansas, the oil industry is also prevalent.  The southwestern market area is dependent upon the agricultural, beef packing, and oil and gas industries.  Shawnee County’s economy is strongly influenced by the State of Kansas, City of Topeka and several major private firms and public institutions.  Osage County is primarily agricultural with small private industries and business firms.

Competition

The Company faces strong competition both in attracting deposits and making real estate and other loans.  Its most direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas, including many large financial institutions which have greater financial and marketing resources available to them.  The ability of the Company to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.  The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.  Additionally, competition may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions. Under the Gramm-Leach-Bliley Act, which became effective in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions.  The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company conducts business.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

At December 31, 2002, the Bank had a total of 118 employees (110 full time equivalent employees).  The Company has no direct employees.  Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, an employee stock ownership plan and a 401(k) profit sharing plan.  Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

Lending Activities

General.  The Company strives to provide each market area it serves a full range of financial products and services to small and medium sized businesses and to consumers.  The Company targets owner-operated businesses and utilizes Small Business Administration and Farm Services Administration lending as a part of its product mix.  Each market has an established loan committee which has authority to approve credits, within established guidelines.  Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Company’s Chief Executive Officer, the Credit Risk Manager, two other senior commercial lenders or the bank’s board of directors.  When lending to an entity, the Company generally obtains a guaranty from the principals of the entity.  The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

Residential loans are priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market.  Commercial and consumer loans generally are issued at or above the national prime rate.  The Company has no potential negative amortization loans.  The following is a brief description of each major category of the Company’s lending activity.

Real Estate Lending.  Commercial, residential, construction and multi-family real estate loans represent the largest class of loans of the Company.  Generally, residential loans retained in portfolio are variable rate with adjustment periods of five years or less and amortization periods of over either 15 or 30 years.  Commercial real estate loans, including agricultural real estate, generally have amortization periods over 15 or 20 years.  The Company has a security interest in the real estate.  The Company also generates long term fixed rate residential real estate loans which are sold in the secondary market.  Commercial real estate, construction and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property.  Commercial real estate, including agricultural real estate loans, also are supported by an analysis demonstrating the borrower’s ability to repay.  Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Company will retain non-conforming residential loans to known customers at premium pricing.

Commercial Lending.  Loans in this category include loans to service, retail, wholesale and light manufacturing businesses, including agricultural operations.  Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans.  The Company targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis.  Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term and loans for equipment generally have a term of seven years or less.  The Company generally takes a blanket security interest in all assets of the borrower.  Equipment loans are generally limited to 75% of the cost or appraised value of the equipment.  Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base.  The Company provides short-term credit for operating loans and intermediate term loans for farm product, livestock and machinery purchases and other agricultural improvements.  Farm product loans have generally a one-year term and machinery and equipment and breeding livestock loans generally have five to seven year terms.  Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage.  These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops.  Equipment and breeding livestock loans are generally limited to 75% of appraised value.

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

Loan Origination and Processing

Loan originations are derived from a number of sources.  Residential loan originations result from real estate broker referrals, mortgage loan brokers, direct solicitation by the Bank’s loan officers, present savers and borrowers, referrals from builders and attorneys, walk in customers and, in some instances, other lenders.  Residential loan applications, whether originated through the Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet secondary market guidelines.  Consumer and commercial real estate loan originations emanate from many of the same sources.  The average loan is less than $500,000.

The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess both the borrower’s ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan.  Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information.  The bank then obtains reports with respect to the borrower’s credit record, and orders, on real estate loans, and reviews an appraisal of any collateral for the loan (prepared for the Bank through an independent appraiser).

Loan applicants are notified promptly of the decision of the bank.  Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan.  Title insurance is required on loans collateralized by real property.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank, rather than shareholders.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to applicable law.  Any change in applicable statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

The Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is also required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking .... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  As of the date of this filing, the Company has neither applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Bank Insurance Fund (“BIF”), but a portion of its deposits are deemed to be insured by the FDIC’s Savings Association Insurance Fund (“SAIF”). The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF and the SAIF, also has regulatory authority over the Bank.

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

During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2002, the Bank paid supervisory assessments to the OCC totaling $91,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses. The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized”.  Under the regulations of the OCC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed;

(viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2002: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

Dividends. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002.  As of December 31, 2002, approximately $2.4 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to the directors and officers of the Company, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

Safety and Soundness Standards.  The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. National banks headquartered in Kansas, such as the Bank, have the same branching rights in Kansas as banks chartered under Kansas law, subject to OCC approval.  Kansas law grants Kansas-chartered banks the authority to establish branches anywhere in the State of Kansas, subject to receipt of all required regulatory approvals.

State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.  Kansas law permits interstate bank mergers subject to certain conditions.

Financial Subsidiaries.  Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).  The Bank has neither applied for nor received approval to establish any financial subsidiaries.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:  for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million.  The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

STATISTICAL DATA

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the Company’s 2002 Annual Report to Stockholders (attached hereto as Exhibit 13.1).  All dollars in the tables are expressed in thousands.

I.              Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The average balance sheets are incorporated by reference from the Company’s 2002 Annual Report to Stockholders (attached as Exhibit 13.1).  The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense during the periods indicated.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	December 2002 vs September 2001 Increase/(Decrease) Attributable to			December 2001 vs December 2000 Increase/(Decrease) Attributable to			September 2001 vs September 2000 Increase/(Decrease) Attributable to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)			(Dollars in thousands)
Interest income:
Investment securities	$132	$(68)	$64	$(316)	$175	$(141)	$(448)	$(152)	$(600)
Loans	4,544	(1,485)	3,059	1,209	(329)	880	(1,696)	504	(1,192)
Total	4,676	(1,553)	3,123	893	(154)	739	(2,144)	352	(1,792)
Interest expense:
Deposits	$(24,840)	$22,832	$(2,008)	$33	$(19)	$14	$47	$394	$441
Other borrowings	(408)	(382)	(790)	(169)	(248)	(417)	(1,692)	(69)	(1,761)
Total	(25,248)	22,450	(2,798)	(136)	(267)	(403)	(1,645)	325	(1,320)
Net interest income	$29,924	$(24,003)	$5,921	$1,029	$113	$1,142	$(499)	$27	$(472)

II.  Investment Portfolio

Investment Securities.  The following table sets forth the carrying value of the Company’s investment securities at the dates indicated.  None of the investment securities held as of December 31, 2002 was issued by an individual issuer in excess of 10% of the Company’s stockholders’ equity, excluding the securities of U.S. government and federal agency obligations.

	At December 31,		At September 30,
	2002	2001	2001	2000
	(Dollars in thousands)
Investments Held to Maturity:
U.S. Agency Securities	$—	$—	$—	$27,482
Municipal Obligations	—	—	—	1,185
Mortgage-backed securities	—	—	—	10,112
Total Investments Held to Maturity	—	—	—	38,779

Investment Securities Available-for-Sale:
U.S. Agency Securities	12,656	12,768	8,508	1,952
Municipal Obligations	13,179	11,948	1,019	—
Mortgage-backed securities	58,107	44,773	15,892	—
FHLB Stock	2,521	3,425	3,598	3,800
Common Stock	1,475	1,455	1,444	3,644
FRB Stock	805	288	—	—
Corporate Notes and Bonds	101	204	198	182
Other investments	452	450	230	291
Total Investments Available-for-Sale	$89,296	$75,311	$30,889	$9,869
Total Investments	$89,296	$75,311	$30,889	$48,648

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio as of December 31, 2002.  Yields on tax-exempt obligations have not been computed on a tax equivalent basis.  The table includes scheduled principal payments and estimated prepayments.

	As of December 31, 2002
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(Dollars in thousands)
Investment Securities:
U.S. government and agency obligations	$3,041	6.01%	$9,615	5.96%	$—	—%	$—	—%	$12,656	5.97%
Municipal obligations	3,133	4.15	9,538	4.61	508	4.95	—	—	13,179	4.51
Mortgage-backed securities	27,339	2.65	27,765	5.06	1,692	6.00	1,311	4.80	58,107	4.16
Corporate bonds	—	—	51	11.00	—	—	50	9.00	101	10.00
Total	$33,513	4.60%	$46,969	5.15%	$2,200	6.18%	$1,361	4.80%	$84,043	4.95%

III.                                 Loan Portfolio

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	December 31,		December 31,		September 30,
	2002		2001		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$106,341	46.4%	$135,179	56.1%	$118,087	81.7%	$166,772	87.1%	$148,329	83.4%	$142,149	81.4%
Commercial	62,207	27.2	48,818	20.3	10,084	7.0	9,331	4.9	9,050	5.1	4,937	2.8
Construction	8,969	3.9	10,799	4.5	3,248	2.2	858	0.4	1,848	1.0	1,386	0.8
Commercial loans	41,809	18.2	33,077	13.7	7,604	5.3	7,034	3.7	6,531	3.7	8,579	4.9
Consumer loans	12,810	5.6	15,979	6.6	6,926	4.8	9,050	4.7	13,579	7.6	19,048	10.9
Gross loans	232,136	101.3	243,852	101.2	145,949	101.0	193,045	100.8	179,337	100.8	176,099	100.8

Less:
Deferred fees & loans in process	459	0.2	233	0.1	52	0.0	154	0.1	179	0.1	229	0.1
Allowance for loan losses	2,565	1.1	2,640	1.1	1,424	1.0	1,377	0.7	1,318	0.7	1,137	0.7
Total loans	$229,112	100.0%	$240,979	100.0%	$144,473	100.0%	$191,514	100.0%	$177,840	100.0%	$174,733	100.0%

(1)                                  Includes loans held for sale.

The following table sets forth the contractual maturities of loans at December 31, 2002.  The table does not include unscheduled prepayments.

	Less than 1 year	2-5 years	Over 5 years	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$10,810	$38,027	$57,504	$106,341
Commercial	12,987	23,191	26,029	62,207
Construction	8,100	253	616	8,969
Commercial	27,456	13,051	1,302	41,809
Consumer	5,903	6,566	341	12,810
Gross loans	$65,256	$81,088	$85,792	$232,136
Deferred loan fees and loans in process				459
Allowance for loan losses				2,565
Loans, net				$229,112

The following table sets forth, at December 31, 2002, the dollar amount of all loans due after December 31, 2003 and whether such loans had fixed interest rates or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$40,839	$54,692	$95,531
Commercial	9,440	39,780	49,220
Construction	226	643	869
Commercial	7,473	6,880	14,353
Consumer	6,172	735	6,907
Gross loans	$64,150	$102,730	$166,880

Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”).  Under the original terms of the Company’s non-accrual loans at December 31, 2002, interest earned on such loans for the year period ended December 31, 2002 would not have been significantly different than reported.

	At December 31,		At September 30,
	2002	2001	2001	2000	1999	1998
	(Dollars in thousands)
Total non-accrual loans	$925	$1,033	$641	$505	$313	$506
Accruing loans over 90 days past due	—	148	145	634	180	182
Real estate owned (“REO”)	402	257	233	171	147	71
Total nonperforming assets	$1,327	$1,438	$1,019	$1,310	$640	$759
Total nonperforming loans to total loans, net	0.4%	0.4%	0.5%	0.6%	0.3%	0.4%
Total nonperforming assets to total assets	0.4%	0.4%	0.5%	0.5%	0.3%	0.3%
Allowance for loan losses to non- performing loans	277.3%	223.5%	181.2%	120.9%	267.3%	165.3%

IV.                                Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	At December 31,		At September 30,
	2002	2001	2001	2000	1999	1998
	(Dollars in thousands)

Total loans outstanding	$229,112	$240,979	$144,473	$191,514	$177,840	$174,733

Average loans outstanding	$233,311	$245,669	$164,165	$184,269	$176,318	$167,490

Allowance balances (at beginning of period)	2,640	1,424	1,377	1,318	1,137	969
Provision (credit):
Real estate	—	—	—	—	—	75
Non real estate	182	33	120	267	785	190
	182	33	120	267	785	265
Allowance of merged bank:
Real estate	—	483	—	—	—	—
Non real estate	—	755	—	—	—	—
	—	1,238	—	—	—	—
Charge-offs:
Real estate	(17)	(15)	(11)	(21)	—	(2)
Non real estate	(302)	(49)	(149)	(331)	(658)	(105)
	(319)	(64)	(160)	(352)	(658)	(107)
Recoveries:
Real estate	30	—	9	—	—	1
Non real estate	32	9	78	144	54	9
	62	9	87	144	54	10
Net (charge-offs) recoveries	(257)	(55)	(73)	(208)	(604)	(97)

Allowance balance (at end of period)	$2,565	$2,640	$1,424	$1,377	$1,318	$1,137

Allowance for loan losses as a percent of total loans outstanding	1.12%	1.10%	0.99%	0.72%	0.74%	0.65%
Net loans charged off as a percent of average loans outstanding(1)	0.11%	0.09%	0.04%	0.11%	0.34%	0.06%

(1)          Information for the three months ended December 31, 2001 is annualized.

The distribution of the Company’s allowance for losses on loans at the dates indicated and the percent of loans in each category to total loans is summarized in the following table.  This allocation reflects management’s judgment as to risks inherent in the types of loans indicated, but the general reserves included in the table are not restricted and are available to absorb all loan losses.  The amount allocated in the following table to any category should not be interpreted as an indication of expected actual charge-offs in that category.

	At December 31,				At September 30,
	2002		2001		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate	$1,026	76.5%	$1,188	79.9%	$789	90.1%	$771	91.7%
Non real estate	1,539	23.5	1,452	20.1	635	9.9	606	8.3
Total	$2,565	100.0%	$2,640	100.0%	$1,424	100.0%	$1,377	100.0%

V.                                    Deposits

As of December 31, 2002, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $22.7 million.  The following table presents the maturities of these time certificates of deposit at December 31, 2002:

(Dollars in thousands)

3 months or less	$6,234
Over 3 months through 6 months	6,617
Over 6 months through 12 months	4,481
Over 12 months	5,352
Total	$22,684

VI.                                Return on Equity and Assets

	At or for the year ended December 31,	At or for the three months ended December 31,
			At or for the years ended September 30,
	2002	2001	2001	2000	1999	1998

Return on average assets(1)	1.35%	(0.72)%	1.13%	.97%	1.01%	1.03%
Return on average equity(1)	11.31	(6.29)	10.17	10.23	10.09	7.52
Equity to total assets	12.03	11.50	13.03	9.44	9.18	11.10
Dividend payout ratio	27.57	NM	25.38	27.31	34.18	39.31

NM – not meaningful

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

There are no pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the Bank’s business.  While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II.

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 5 of this Form 10-K from the section captioned “Stock Price Information” of the Company’s 2002 Annual Report to Stockholders for the year ended December 31, 2002 (attached as Exhibit 13.1).

ITEM 6.	SELECTED FINANCIAL DATA

The Company incorporates by reference the information called for by Item 6 of this Form 10-K from the sections entitled “Selected Financial and Other Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2002 Annual Report to Stockholders for the year ended December 31, 2002 (attached as Exhibit 13.1).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2002 Annual Report to Stockholders for the year ended December 31, 2002 (attached as Exhibit 13.1).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company’s 2002 Annual Report to Stockholders for the year ended December 31, 2002 (attached as Exhibit 13.1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the Merger, Landmark Bancshares, Inc.’s independent auditor was Regier Carr & Monroe, L.L.P. (“Regier”).  At the time of the Merger, which occurred after Landmark Bancshares, Inc.’s last completed fiscal year, the Company, as the successor company to Landmark Bancshares, Inc., engaged KPMG LLP (“KPMG”) as its independent auditors for the fiscal year ended September 30, 2001.  The Company notified Regier that the auditor-client relationship had ceased upon effectiveness of the Merger.  The decision to engage KPMG was approved by the Company’s Board of Directors.  The reports of Regier on Landmark Bancshares Inc.’s consolidated financial statements for the fiscal years ended September 30, 2000 and September 30, 1999 did not contain an adverse opinion or a disclaimer of opinion, and the reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

In connection with the audits of Landmark Bancshares Inc.’s consolidated financial statements for each of the fiscal years ended September 30, 2000 and September 30, 1999:

(a)                                                       Regier did not advise that the internal controls necessary for Landmark Bancshares, Inc. to develop reliable financial statements do not exist;

(b)                                                      Regier did not advise Landmark Bancshares, Inc. that information had come to the attention of Regier that had led it to no longer be able to rely on Landmark Bancshares, Inc.’s management representations, or that had made Regier unwilling to be associated with the financial statements prepared by Landmark Bancshares, Inc.’s management; and

(c)                                                       Regier did not advise Landmark Bancshares, Inc. that Regier would need to expand significantly the scope of its audit, or that information had come to the attention of Regier during such time period that if further investigated may:

(i)                                                         materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements); or

(ii)                                                      cause Regier to be unwilling to rely on Landmark Bancshares Inc.’s management representations or to be associated with Landmark Bancshares, Inc.’s consolidated financial statements.

The Company, as successor to Landmark Bancshares, Inc., entered into an agreement with KPMG that provided for, among other things, the engagement of KPMG as the independent accounting firm that will audit the consolidated financial statements of the Company for the twelve month period ended September 30, 2001, the consolidated financial statements of the Company for the three month period ended December 31, 2001 and the year ended December 31, 2002, which are filed with this Form 10-K.  During the Company’s fiscal years ended September 30, 2000 and September 30, 1999 and the subsequent period prior to engaging KPMG, the Company (or anyone on the Company’s behalf) did not consult KPMG regarding:

(a)                                        either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; and as such no written report was provided to the Company and no oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or

(b)                                       any matter that was either the subject of disagreement or a reportable event.

PART III.

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the section entitled “Election of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 21, 2003 (the “2003 Proxy Statement”).

Section 16(a) of the Exchange Act requires that the Company’s executive officers, directors and persons who own more than 10% of their Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company’s shares of Common Stock are traded.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on the Company’s review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2001.

Executive Officers

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	50	President and Chief Executive Officer

Mark A. Herpich	35	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank

Patrick L. Alexander	50	President and Chief Executive Officer

Mark A. Herpich	35	Executive Vice President and Chief Financial Officer

Michael E. Scheopner	41	Executive Vice President, Credit Risk Manager

Mark J. Oliphant	50	Market President – Dodge City

Dean R. Thibault	51	Market President - Manhattan

ITEM 11.                                              EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the section entitled “Executive Compensation” of the 2003 Proxy Statement, except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Performance Graph”.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2003 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2002 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)                                  the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)                                 the weighted-average exercise price of such outstanding options, warrants and rights;

(c)                                  other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	2,756	$16.78	162,619
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	2,756	$16.78	162,619

(1)                                  Does not include options assumed by the Company in 2001 in connection with the merger of Landmark Bancshares, Inc. and MNB Bancshares, Inc. with and into the Company.  At the time of the merger, there were options issued under the previous Company’s plans, each of which was approved by stockholders of the respective company at the time of their adoption.  All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger.  As of December 31, 2002, there were options outstanding for an aggregate of 106,518 shares of the Company’s common stock under the prior plans with a weighted average exercise price of $11.85.  Additionally, does not include 16,673 shares which are unallocated under the Company’s employee stock ownership plan.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” of the 2003 Proxy Statement.

ITEM 14.                                              CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 15(a)1 and 2.  Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are incorporated by reference from the Company’s 2002 Annual Report to Stockholders (attached as Exhibit 13.1).

Independent Auditors’ Report

Consolidated Balance Sheets - December 31, 2002, and 2001, and September 30, 2001

Consolidated Statements of Earnings – Year ended December 31, 2002, Three-month periods ended December 31, 2001, and 2000, and the Years Ended September 30, 2001, and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Year ended December 31, 2002, Three-month period ended December 31, 2001 and the Years Ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows – Year ended December 31, 2002, Three-month periods ended December 31, 2001 and 2000 and Years Ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements

All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 15(a)3.                                   Exhibits and Reports on Form 8-K

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-K and are listed on the “Index to Exhibits” immediately following the signature page.

A report on Form 8-K was filed on February 4, 2003 to report the issuance of a press release announcing the Company’s results for the quarter and year ended December 31, 2002 and the declaration of a cash dividend to stockholders.

***

Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request.  The Company’s filings with the Securities and Exchange Commission are also available via the Internet at www.sec.gov and www.banklandmark.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK BANCORP, INC.
(Registrant)

By:	/s/ Patrick L. Alexander	By:	/s/ Mark A. Herpich
Patrick L. Alexander			Mark A. Herpich
President and Chief Executive Officer			Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE

/s/ Patrick L. Alexander	March 28, 2003	President, Chief Executive Officer and Director
Patrick L. Alexander	Date

/s/ Larry L. Schugart	March 28, 2003	Chairman of the Board
Larry L. Schugart	Date

/s/ Richard A. Ball	March 28, 2003	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 28, 2003	Director
Brent A. Bowman	Date

/s/ Joseph L. Downey	March 28, 2003	Director
Joseph L. Downey	Date

/s/ Jim W. Lewis	March 28, 2003	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 28, 2003	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 28, 2003	Director
Susan E. Roepke	Date

/s/ C. Duane Ross	March 28, 2003	Director
C. Duane Ross	Date

/s/ David H. Snapp	March 28, 2003	Director
David H. Snapp	Date

I, Patrick L. Alexander, Chief Executive Officer of Landmark Bancorp, Inc., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Landmark Bancorp, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28,  2003

/s/ Patrick L. Alexander
Patrick L. Alexander
Chief Executive Officer

I, Mark A. Herpich, Principal Financial Officer of Landmark Bancorp, Inc., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Landmark Bancorp, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28,  2003

/s/ Mark A. Herpich
Mark A Herpich
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	the registrants transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file No. 000-3320)	☐
3.2	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
4.1	Form of stock certificate	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.6	Rights Agreement between the Company and Landmark National Bank	the registrant’s Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000-33203)
13.1	2002 Annual Report to Stockholders		☒
21.1	Subsidiaries of the Company		☒
23.1	Consent of KPMG LLP		☒
23.2	Consent of Regier Carr & Monroe, L.L.P.		☒
24.1	Power of Attorney (contained on the Signature page)
99.1	Opinion of Regier Carr & Monroe, L.L.P.		☒
99.2	Certificate of Chief Executive Officer		☒
99.3	Certificate of Principal Financial Officer		☒