Form 10-Q
period 2003-03-31
LANDMARK BANCORP INC
filed 2003-05-15
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 8, 2003, the Registrant had outstanding 1,993,549 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,193,794	$11,448,684
Investment securities available for sale	90,988,907	89,296,337
Loans, net	218,611,860	224,061,263
Loans held for sale	4,663,995	5,050,603
Premises and equipment, net	3,765,181	3,755,048
Goodwill	1,971,178	1,971,178
Other intangible assets	1,102,900	1,131,584
Other assets	4,307,122	4,599,483

Total assets	$332,604,937	$341,314,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$258,839,242	$264,280,870
Other borrowings	25,575,548	26,203,121
Accrued expenses, taxes and other liabilities	6,896,859	9,756,414
Total liabilities	291,311,649	300,240,405

Stockholders’ equity:
Common stock, $0.01 par, 3,000,000 shares authorized, 2,176,421 and 2,157,865 shares issued at 2003 and 2002, respectively	21,764	21,578
Additional paid in capital	18,528,957	18,269,582
Retained earnings	25,296,213	24,295,211
Accumulated other comprehensive income	1,688,956	1,898,970
Treasury stock, at cost; 182,872 and 148,031 shares, respectively	(4,097,395)	(3,266,359)
Unearned employee benefits	(145,207)	(145,207)
Total stockholders’ equity	41,293,288	41,073,775

Total liabilities and stockholders’ equity	$332,604,937	$341,314,180

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Interest income:
Loans	$3,819,834	$4,340,348
Investment securities	806,387	645,479
Other	8,944	56,569
Total interest income	4,635,165	5,042,396

Interest expense:
Deposits	1,248,897	1,733,196
Borrowed funds	300,521	343,836
Total interest expense	1,549,418	2,077,032

Net interest income	3,085,747	2,965,364

Provision for loan losses	60,000	33,500

Net interest income after provision for loan losses	3,025,747	2,931,864

Non-interest income:
Fees and service charges	611,997	399,791
Gains on sale of loans	634,507	250,155
Gains on sale of investments	25,682	25,800
Other	69,042	55,139
Total non-interest income	1,341,228	730,885

Non-interest expense:
Compensation and benefits	1,213,100	1,211,954
Occupancy and equipment	312,377	286,389
Professional fees	122,779	51,670
Amortization	111,319	89,976
Data processing	80,079	83,429
Other	513,536	493,035
Total non-interest expense	2,353,190	2,216,453

Earnings before income taxes	2,013,785	1,446,296

Income tax expense	690,252	487,956

Net earnings	$1,323,533	$958,340

Earnings per share:
Basic	$0.67	$0.44
Diluted	$0.66	$0.43

Dividends per share	$0.16	$0.1428

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net cash (used in) provided by operating activities	$(481,971)	$3,734,832

INVESTING ACTIVITIES
Net decrease in loans	5,384,675	6,221,865
Maturities and prepayments of investments available for sale	9,400,731	6,730,767
Purchase of investment securities available for sale	(11,743,301)	(17,990,512)
Proceeds from sale of investment securities available for sale	58,000	75,800
Payments received and proceeds from sale of foreclosed assets	179,120	172,893
Improvements to real estate owned	—	(1,016)
Purchases of premises and equipment, net	(121,605)	(142,828)
Net cash provided by (used in) investing activities	3,157,620	(4,933,031)

FINANCING ACTIVITIES
Net decrease in deposits	(5,441,628)	(8,944,459)
Federal Home Loan Bank and other borrowings	14,950,000	—
Federal Home Loan Bank repayments	(15,544,906)	(71,428)
Purchase of 34,841 and 94,733 shares of treasury stock	(831,036)	(1,962,513)
Issuance of 18,556 and 30,854 shares of common stock under stock option plans	259,561	324,410
Payment of dividends	(322,530)	(316,442)
Net cash used in financing activities	(6,930,539)	(10,970,432)
Net decrease in cash	(4,254,890)	(12,168,631)
Cash at beginning of period	11,448,684	22,163,258
Cash at end of period	$7,193,794	$9,994,627

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,557,000	$2,143,000
Cash paid during period for taxes	$825,000	$175,000

Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$26,000	$68,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.             Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2002, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2002, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended March 31, 2003, are not necessarily indicative of the results expected for the year ending December 31, 2003.

2.             Earnings Per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the effect of all potential common shares outstanding during each period.  Earnings and dividends per share for all periods presented have been adjusted to give effect to the 5% stock dividends paid by the Company in December 2002.

The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended March 31,
	2003	2002
Weighted average common shares outstanding (basic)	1,987,404	2,146,301
Dilutive stock options	31,979	70,750
Weighted average common shares (diluted)	2,019,383	2,217,051

3.             Comprehensive Income

The Company’s only component of other comprehensive income is the unrealized holding gains on available for sale securities.

	Three Months Ended March 31,
	2003	2002
Net earnings	$1,323,533	$958,340

Unrealized holding (losses) gains	(313,050)	167,284
Less reclassification adjustment for gains included in net earnings	25,682	25,800
Net unrealized (losses) gains on securities	(338,732)	141,484
Income tax (benefit) expense	(128,718)	53,764
Total comprehensive income	$1,113,519	$1,046,060

LANDMARK BANCORP, INC. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.  Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank.  Landmark Bancorp is listed on the Nasdaq Stock Market National Market System (symbol “LARK”).  Landmark National Bank is dedicated to providing quality financial and banking services to its local communities and continues to originate commercial real estate and non real estate loans, small business loans, residential mortgage loans, consumer loans, and home equity loans.

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

Our accounting principles and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  Critical accounting policies relate to loans and related earnings, investment securities and income taxes.  A description of these policies, which significantly affect the determination of our financial position, results of operations and cash flows, are summarized in Note 2, Summary of Significant Accounting Policies in the Notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Summary of Results.  Net earnings for the three months ended March 31, 2003, increased $365,000, or 38.1%, to $1.3 million as compared to the three months ended March 31, 2002.  This improvement in net earnings was generally attributable to increased fees and service charges, increased gains on sale of loans and an improvement in our net interest margin.

The three months ended March 31, 2003, resulted in diluted earnings per share of $0.66 compared to $0.43 for the same period in 2002.  Return on average assets for the three months ended March 31, 2003, was 1.61% compared to 1.12% for the same period in 2002.  Return on average stockholders’ equity was 12.91% for the three months ended March 31, 2003, compared to 9.64% for the same period in 2002.

We continued our stock repurchase program during the first quarter of 2003, resulting in the repurchase of an additional 34,841 shares.  As of March 31, 2003, we held 182,872 shares as treasury stock at an average cost per share of $22.41.

The following table summarizes net income and key performance measures for the two periods presented.

	Three Months Ended March 31,
	2003	2002
Net earnings	$1,323,533	$958,340
Basic earnings per share	$0.67	$0.44
Diluted earnings per share	$0.66	$0.43
Earnings ratios:
Return on average assets(1)	1.61%	1.12%
Return on average equity(1)	12.91%	9.64%
Dividend payout ratio	24.24%	33.21%
Net interest margin(1)	3.97%	3.63%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended March 31, 2003, decreased $407,000, or 8.1%, to $4.6 million from $5.0 million for the three months ended March 31, 2002.  This decrease was primarily related to the decrease in rates as our interest earning assets repriced during 2002 and the first quarter of 2003.  Average loans for the quarter ended March 31, 2003, were lower at $227.0 million, compared to $236.8 million for the quarter ended March 31, 2002.  The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Offsetting the decline attributable to lower loans outstanding was an increase in average investment securities from $70.6 million for the quarter ended March 31, 2002, to $89.3 million for the quarter ended March 31, 2003.

Interest Expense.  Interest expense during the three months ended March 31, 2003, decreased $528,000, or 25.4%, as compared to the same period of 2002.  For the three months ended March 31, 2003, interest expense on deposits decreased $484,000, or 27.9%, and interest expense on borrowings, consisting primarily of advances from the Federal Home Loan Bank of Topeka, decreased $43,000, or 12.6%, during this time period.  This decrease in interest expense resulted primarily from the decline in interest rates.  Reduced borrowings from the Federal Home Loan Bank precipitated the reduced interest expense on borrowings.

Net Interest Income.  Net interest income increased to $3.1 million, a 4.1% increase, for the three months ended March 31, 2003, compared to $3.0 million for the three months ended March 31, 2002.  Average earning assets during the first three months of 2003 totaled $315.4 million, versus $324.4 million during the first three months of 2002.  The net interest margin for the three months ended March 31, 2003,  was 3.97%, up from 3.63% for the three months ended March 31, 2002.  This increase resulted primarily from interest rates on our interest-bearing liabilities which repriced downward at a more rapid pace than our interest-earning assets.

Provision for Loan Losses.  The provision for loan losses for the three months ended March 31, 2003, was $60,000, compared to a provision of $33,500 during the three months ended March 31, 2002.  Our continuous review of the loan portfolio prompted an increase in our provision, primarily as a result of increased commercial loan balances and some deterioration in the consumer loan portfolio asset quality as a result of poor economic conditions.  At March 31, 2003, and December 31, 2002, the allowance for loan losses was $2.6 million, or 1.2% and 1.1%, respectively, of gross loans outstanding.

Non-interest Income.  Non-interest income increased $610,000, or 83.5%, for the three months ended March 31, 2003, to $1.3 million from $731,000 for the three months ended March 31, 2002.  The increase in non-interest income reflected increased fees and service charges from $400,000 for the three months ended March 31, 2002, to $612,000 for the three months ended March 31, 2003, relating primarily to a pricing enhancement of our fee-based services and product offerings during 2002.  Also contributing to the increase in non-interest income was an improvement of 153.6% in gains on sale of loans from $250,000 for the three months ended March 31, 2002, to $635,000 for the three months ended March 31, 2003, as residential mortgage financing activity increased due to the low home mortgage rates.  Mortgage refinancing activity is expected to diminish during 2003 as many mortgage holders have already taken advantage of the low interest rates favorable for mortgage loan refinancing.

	Three Months Ended March 31,
	2003	2002
Non-interest income:
Fees and service charges	$611,997	$399,791
Gains on sales of loans	634,507	250,155
Gains on sales of investments	25,682	25,800
Other	69,042	55,139
Total non-interest income	$1,341,228	$730,885

Non-interest Expense.  Non-interest expense increased $137,000, or 6.2%, to $2.4 million for the three months ended March 31, 2003, compared to the same period in 2002.  The increase was primarily related to an increase of $71,000 in professional fees, a $26,000 increase in occupancy and equipment expense and an increase of $21,000 in amortization for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.  The increase in occupancy and equipment expense was primarily related to the depreciation of our enhanced computer system while amortization expense increased as prepayment speeds on our mortgage servicing portfolio have accelerated.

	Three Months Ended March 31,
	2003	2002
Non-interest expense:
Compensation and benefits	$1,213,100	$1,211,954
Occupancy and equipment	312,377	286,389
Professional fees	122,779	51,670
Amortization	111,319	89,976
Data processing	80,079	83,429
Other	513,536	493,035
Total noninterest expense	$2,353,190	$2,216,453

Income Tax Expense.  Income tax expense increased $202,000, or 41.5%, from $488,000 for the three months ended March 31, 2002, to $690,000 for the three months ended March 31, 2003.  This increase in income tax expense resulted primarily from an increase in taxable income.  The effective tax rate for the first quarter of 2003 was 34.3% compared to 33.7% for the first quarter of 2002.

Asset Quality and Distribution.  Total assets declined to $332.6 million at March 31, 2003, compared to $341.3 million at December 31, 2002.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, decreased $5.4 million during the three months ended March 31, 2003.  This decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Our loan portfolio composition continues to diversify as a result of paydowns and our planned expansion of commercial lending activities.  This is evidenced by our one-to-four family residential real estate loans comprising 44.7% of total loans as of December 31, 2002, and 42.9% of total loans as of  March 31, 2003.

Our primary investing activities are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage-backed securities.  Generally, we originate long- term fixed-rate residential mortgage loans for immediate sale in the secondary market and do not originate and warehouse those loans for resale in order to speculate on interest rates.

The allowance for losses on loans is established through a provision for losses on loans based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.

We believe that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more.  As of March 31, 2003, loans with a balance of $1.0 million were on non-accrual status, or 0.44% of total loans, compared to a balance of $925,000 loans on non-accrual status, or 0.40% of total loans, as of December 31, 2002.  In addition, the ratio of non-performing assets as a percentage of total assets decreased from 0.41% as of December 31, 2002, to 0.38% as of March 31, 2003.

Residential home loans comprised 30.5% of the $1.0 million non-accrual balance at March 31, 2003.  We have historically incurred minimal losses on mortgage loans based upon collateral values.  We have not experienced significant asset quality deterioration relating to the commercial loan portfolio as a result of the poor economic conditions.  We have seen some deterioration, however, in the consumer loan portfolio asset quality.

We have a concern for the outlook of the economy during 2003.  A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole.  Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable.  In addition, consumer confidence may be negatively impacted by the recent substantial decline in prices in the equity markets.  These events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans.  Many financial institutions have experienced an increase in non-performing assets during this difficult economic period, as even well-established business borrowers have developed cash flow, profitability and other business related problems.  We believe that the allowance for losses on loans at March 31, 2003, was adequate.  While we believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

Liability Distribution.  Total deposits decreased $5.4 million to $258.8 million at March 31, 2003, from $264.3 million at December 31, 2002.  Borrowings decreased $628,000 to $25.6 million at March 31, 2003, from $26.2 million at December 31, 2002.

Non-interest bearing demand accounts at March 31, 2003, were $20.8 million, or 8.0% of deposits, compared to $23.4 million, or 8.9% of deposits,  at December 31, 2002.  Money market and NOW demand accounts decreased to $77.7 million at March 31, 2003, from $78.4 million at December 31, 2002, and were 30.0% of total deposits while savings accounts increased to $15.4 million from $15.0 million during the same period.  Certificates of deposit decreased to $144.9 million at March 31, 2003, from $147.4 million at December 31, 2002.  The reduction of certificate of deposit and money market accounts is reflective of our excess liquidity position in that we were not bidding aggressively on public deposits during the past three months.

Certificates of deposit at March 31, 2003, which were scheduled to mature in one year or less, totaled $86.3 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of March 31, 2003, for the periods indicated.

Contractual Cash Obligations	Total	One Year and Less	One to Three Years	Four to Five Years	More than Five Years

Operating leases	$211,248	$121,357	$89,891	$—	$—
FHLB advances	25,325,548	2,240,868	11,500,000	500,000	11,084,680
Repurchase Agreements	250,000	250,000	—	—	—

Total contractual obligations	$25,786,796	$2,612,225	$11,589,891	$500,000	$11,084,680

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The level of these assets is dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $98.2 million at March 31, 2003, and $100.7 million at December 31, 2002.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of the management strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At March 31, 2003, we had outstanding Federal Home Loan Bank advances of $25.3 million and had no borrowings outstanding on our line of credit with the Federal Home Loan Bank.  At March 31, 2003, our total borrowing capacity with the Federal Home Loan Bank was $69.9 million.

At March 31, 2003, we had outstanding loan commitments of $37.3 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

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

At March 31, 2003, we continued to maintain a sound leverage ratio of 11.2% and a total risk based capital ratio of 18.0%.  As shown by the following table, our capital exceeded the minimum capital requirements at March 31, 2003 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$36,938	11.2%	4.0%	$13,209
Tier 1 Capital	$36,938	16.8%	4.0%	$8,778
Total Risk Based Capital	$39,537	18.0%	8.0%	$17,556

At March 31, 2003, our bank continued to maintain a sound leverage ratio of 10.4% and a total risk based capital ratio of 16.8%.  As shown by the following table, our bank’s capital exceeded the minimum capital requirements at March 31, 2003 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$34,001	10.4%	4.0%	$13,032
Tier 1 Capital	$34,001	15.6%	4.0%	$8,721
Total Risk Based Capital	$36,600	16.8%	8.0%	$17,442

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of March 31, 2003, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

LANDMARK BANCORP, INC. AND SUSIDIARY

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at December 31, 2002, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ change in net interest income of	% of net interest income
100 basis point rising	$270,000	2.2%
200 basis point rising	503,000	4.1%
100 basis point falling	(393,000)	(3.2)%

We believe that no significant changes in our interest rate sensitivity position have occurred since December 31, 2002.  We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short-term timing differences between the repricing of assets and liabilities.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 - Forward-Looking Statements.  This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

•                                         The effects of changes in interest rates (including the effects of changes in the rate of prepayments our assets) and the policies of the Board of Governors of the Federal Reserve System.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Controls and Procedures. Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II

ITEM 1.                                                     LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.                                                     CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K.

A.                                   Exhibits

Exhibit 99.1            Certificate of Chief Executive Officer

Exhibit 99.2            Certificate of Chief Financial Officer

B.                                     Reports on Form 8-K

A report on Form 8-K was filed on April 30, 2003, to report pursuant to Item 12 that the Company had issued a press release announcing earnings for the three months ended March 31, 2003, and the declaration of a cash dividend to stockholders.

A report on Form 8-K was filed on February 4, 2003, to report under Item 5 that the Company had issued a press release announcing earnings for the three months ended and year ended December 31, 2002, and the declaration of a cash dividend to stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 15, 2003	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 15, 2003	/s/ Mark A. Herpich
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

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/	Patrick L. Alexander
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

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/	Mark A. Herpich
Mark A. Herpich
Chief Financial Officer