Form 10-Q
period 2003-06-30
LANDMARK BANCORP INC
filed 2003-08-13
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of August 4, 2003, the Registrant had outstanding 1,995,449 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,828,398	$11,448,684
Investment securities available for sale	85,800,336	89,296,337
Loans, net	207,803,985	224,061,263
Loans held for sale	5,233,130	5,050,603
Premises and equipment, net	3,748,783	3,755,048
Goodwill	1,971,178	1,971,178
Other intangible assets, net	1,019,539	1,131,584
Other assets	4,301,094	4,599,483

Total assets	$327,706,443	$341,314,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$254,917,922	$264,280,870
Other borrowings	25,426,539	26,203,121
Accrued expenses, taxes and other liabilities	5,286,489	9,756,414
Total liabilities	285,630,950	300,240,405

Stockholders’ equity:
Common stock, $0.01 par, 3,000,000 shares authorized, 2,178,321 and 2,157,865 shares issued at 2003 and 2002, respectively	21,783	21,578
Additional paid in capital	18,557,108	18,269,582
Retained earnings	26,192,650	24,295,211
Accumulated other comprehensive income	1,546,554	1,898,970
Treasury stock, at cost; 182,872 and 148,031 shares, respectively	(4,097,395)	(3,266,359)
Unearned employee benefits	(145,207)	(145,207)
Total stockholders’ equity	42,075,493	41,073,775

Total liabilities and stockholders’ equity	$327,706,443	$341,314,180

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Interest income:
Loans	$3,655,231	$4,181,660
Investment securities	642,076	764,904
Other	14,291	9,437
Total interest income	4,311,598	4,956,001

Interest expense:
Deposits	1,159,028	1,440,256
Borrowed funds	295,022	342,051
Total interest expense	1,454,050	1,782,307

Net interest income	2,857,548	3,173,694

Provision for loan losses	60,000	33,000

Net interest income after provision for loan losses	2,797,548	3,140,694

Non-interest income:
Fees and service charges	670,655	482,424
Gains on sale of loans	492,290	235,328
Gains on sale of investments	—	67,618
Other	82,111	75,894
Total non-interest income	1,245,056	861,264

Non-interest expense:
Compensation and benefits	1,209,841	1,207,550
Occupancy and equipment	312,547	282,109
Amortization	111,791	83,284
Professional fees	65,504	78,668
Data processing	83,169	72,007
Other	507,148	483,551
Total non-interest expense	2,290,000	2,207,169

Earnings before income taxes	1,752,604	1,794,789

Income tax expense	537,198	615,287

Net earnings	$1,215,406	$1,179,502

Earnings per share:
Basic	$0.61	$0.56
Diluted	$0.61	$0.55

Dividends per share	$0.16	$0.1428

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30,
	2003	2002
Interest income:
Loans	$7,475,065	$8,522,008
Investment securities	1,448,463	1,410,383
Other	23,235	66,006
Total interest income	8,946,763	9,998,397

Interest expense:
Deposits	2,407,925	3,173,452
Borrowed funds	595,543	685,887
Total interest expense	3,003,468	3,859,339

Net interest income	5,943,295	6,139,058

Provision for loan losses	120,000	66,500

Net interest income after provision for loan losses	5,823,295	6,072,558

Non-interest income:
Fees and service charges	1,282,652	882,215
Gains on sale of loans	1,126,797	485,483
Gains on sale of investments	25,682	93,418
Other	151,153	131,033
Total non-interest income	2,586,284	1,592,149

Non-interest expense:
Compensation and benefits	2,422,941	2,419,504
Occupancy and equipment	624,924	568,498
Amortization	223,110	173,260
Professional fees	188,283	130,338
Data processing	163,248	155,436
Other	1,020,684	976,586
Total non-interest expense	4,643,190	4,423,622

Earnings before income taxes	3,766,389	3,241,085

Income tax expense	1,227,450	1,103,243

Net earnings	$2,538,939	$2,137,842

Earnings per share:
Basic	$1.28	$1.00
Diluted	$1.27	$0.98

Dividends per share	$0.32	$0.2857

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Net cash (used in) provided by operating activities	$(775,674)	$6,189,657

INVESTING ACTIVITIES
Net decrease in loans	15,974,584	4,622,856
Maturities and prepayments of investment securities available for sale	27,593,951	12,515,668
Purchase of investment securities available for sale	(25,308,886)	(21,304,826)
Proceeds from sale of investment securities available for sale	58,000	271,060
Payments received and proceeds from sale of foreclosed assets	318,635	265,367
Improvements of real estate owned	—	(992)
Purchases of premises and equipment, net	(221,895)	(335,269)
Net cash provided by (used in) investing activities	18,414,389	(3,966,136)

FINANCING ACTIVITIES
Net decrease in deposits	(9,362,948)	(10,608,404)
Federal Home Loan Bank and other borrowings	22,650,000	21,355,000
Federal Home Loan Bank repayments	(23,361,248)	(22,533,570)
Purchase of 34,841 and 161,933 shares of treasury stock	(831,036)	(3,483,991)
Issuance of 20,456 and 60,350 shares of common stock under stock option plan	287,731	836,563
Payment of dividends	(641,500)	(621,688)
Net cash used in financing activities	(11,259,001)	(15,056,090)
Net increase (decrease) in cash	6,379,714	(12,832,569)
Cash at beginning of period	11,448,684	22,163,258
Cash at end of period	$17,828,398	$9,330,689

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$3,033,491	$3,913,000
Cash paid during period for taxes	$1,325,000	$826,500

Supplemental schedule of noncash investing activities:
Transfer of loans to real estate owned	$213,837	$195,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2002, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2002, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim periods ended June 30, 2003, are not necessarily indicative of the results expected for the year ending December 31, 2003.

2.             Earnings Per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the effect of all potential common shares outstanding during each period.  Earnings and dividends per share for all periods presented have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2002.

The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding (basic)	1,977,690	2,075,754	1,982,520	2,110,833
Dilutive stock options	30,032	61,400	33,065	66,515
Weighted average common shares (diluted)	2,007,722	2,137,154	2,015,585	2,177,348

3.             Comprehensive Income

The Company’s only component of other comprehensive income is the unrealized holding gains on available for sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,215,406	$1,179,502	$2,538,939	$2,137,842

Unrealized holding (losses)/gains	(229,681)	1,423,145	(542,731)	1,590,429
Less – reclassification adjustment for gains included in net income	—	67,618	25,682	93,418
Net unrealized (losses)/gains on securities	(229,681)	1,355,527	(568,413)	1,497,011

Income tax (benefit)/expense	(87,279)	515,100	(215,997)	568,864
Total comprehensive income	$1,073,004	$2,019,929	$2,186,523	$3,065,989

4.             Stock Based Compensation

The Company utilizes the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123 establishes a fair-value method of accounting for employee stock options or similar equity instruments. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The fair value is recognized as additional compensation expense over the option vesting period, which is typically five years.

5.             Intangible Assets

Effective October 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.  Effective January 1, 2002, the Company adopted the remaining provisions of SFAS No. 142.  The Company’s goodwill and core deposit intangible resulted from its acquisition of MNB Bancshares on October 9, 2001.  Pursuant to certain provisions in SFAS No. 142, goodwill resulting from the merger with MNB Bancshares is not amortized; however, it is tested for impairment on a periodic basis.

The following table presents information about the Company’s intangible assets, which are being amortized in accordance with SFAS No. 142:

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$780,000	$(237,545)	$780,000	$(173,727)
Mortgage servicing rights	714,162	(237,078)	773,254	(247,943)
Total	$1,494,162	$(474,623)	$1,553,254	$(421,670)

Aggregate amortization expense for the three months ended June 30, 2003, and June 30, 2002, was $111,789 and $83,284, respectively.  Aggregate amortization expense for the six months ended June 30, 2003, and June 30, 2002, was $223,111 and $173,260, respectively.  The following is estimated amortization expense for the years ending:

Year	Amount
2003	$446,000
2004	431,000
2005	99,000
2006	85,000
2007	71,000

6.             Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company does not believe that the adoption of Interpretation No. 45 will have a significant impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” elaborates on the financial statement disclosures to be made by enterprises involved with variable interest entities, including requiring consolidation of entities in which an enterprise has a controlling financial interest that is not controlled through voting interests.  The requirements in this Interpretation are effective for variable interest entities created after January 31, 2003, and the first fiscal or interim period beginning after June 15, 2003, for variable interest entities acquired before that date.  The Company does not believe that the adoption of Interpretation No. 46 will have a significant impact on its consolidated financial statements.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The amendments (i) reflect decisions of the Derivatives Implementation Group; (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative.  SFAS No. 149 also modifies various other existing pronouncements to conform with the changes made to SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS No. 149 on July 1, 2003, did not have a significant impact on the Company’s financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances.  Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments.  SFAS No. 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of SFAS No. 150 on July 1, 2003, did not have a significant impact on the Company’s financial statements.

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

Summary of Results.  Net earnings for the three months ended June 30, 2003, increased $36,000, or 3.0%, to $1.2 million as compared to the three months ended June 30, 2002.  This improvement in net earnings was generally attributable to increased fees and service charges and increased gains on sale of loans.

Net earnings for the six months ended June 30, 2003, increased $401,000, or 18.8%, to $2.5 million as compared to the six months ended June 30, 2002.  This improvement in net earnings was generally attributable to increased fees and service charges and increased gains on sale of loans which was offset by a reduction of net interest income and an increase in the provision.

The three months ended June 30, 2003, resulted in diluted earnings per share of $0.61 compared to $0.55 for the same period in 2002.  Return on average assets was 1.49% for the period compared to 1.43% for the same period in 2002.  Return on average stockholders’ equity was 11.62% for the period compared to 12.06% for the same period in 2002.

The six months ended June 30, 2003, resulted in diluted earnings per share of $1.27 compared to $0.98 for the same period in 2002.  Return on average assets was 1.55% for the period compared to 1.27% for the same period in 2002.  Return on average stockholders’ equity was 12.26% for the period compared to 10.75% for the same period in 2002.

We continued our stock repurchase program during the first six months of 2003, resulting in the repurchase of an additional 34,841 shares.  As of June 30, 2003, we held 182,872 shares as treasury stock at an average cost per share of $22.41.

The following table summarizes net income and key performance measures for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings:
Basic earnings per share	$0.61	$0.56	$1.28	$1.00
Diluted earnings per share	$0.61	$0.55	$1.27	$0.98
Earnings ratios:
Return on average assets (1)	1.49%	1.43%	1.55%	1.27%
Return on average equity (1)	11.62%	12.06%	12.26%	10.75%
Dividend payout ratio	26.23%	25.96%	25.20%	29.15%
Net interest margin (1)	3.84%	3.99%	3.70%	3.82%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended June 30, 2003, decreased $644,000, or 13.0%, to $4.3 million from $5.0 million in the same period of 2002.  This decrease was partially related to the decrease in interest rates experienced as interest earning assets repriced during 2002 and throughout the second quarter of 2003.  Also contributing to the decrease was a decline in average loans for the quarter ended June 30, 2003, which were $218.2 million, compared to $232.9 million for the quarter ended June 30, 2002.  The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Offsetting the decline attributable to lower loans outstanding was an increase in average investment securities from $85.1 million for the quarter ended June 30, 2002, to $87.6 million for the quarter ended June 30, 2003.

Interest income for the six months ended June 30, 2003, decreased $1.1 million, or 10.5%, to $8.9 million from $10.0 million in the same period of 2002.  This decrease was partially related to the decrease in interest rates experienced as interest earning assets repriced during 2002 and the first six months of 2003.  Also contributing to the decrease was a continued decline in average loans for the first six months of 2003, which were $221.2 million, compared to $234.9 million for the first six months of 2002.  The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Offsetting the decline attributable to lower loans outstanding was an increase in average investment securities from $82.1 million for the six months ended June 30, 2002, to $88.5 million for the six months ended June 30, 2003.

Interest Expense.  Interest expense during the three months ended June 30, 2003, decreased $328,000, or 18.4%, as compared to the same period of 2002.  For the three months ended June 30, 2003, interest expense on deposits decreased $281,000, or 19.5%, and interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka, decreased $47,000, or 13.8%.  This decrease in interest expense resulted primarily from the decline in interest rates.  Reduced borrowings from the Federal Home Loan Bank precipitated the reduced interest expense on borrowings.

Interest expense during the six months ended June 30, 2003, decreased $856,000, or 22.2%, as compared to the same period of 2002.  For the six months ended June 30, 2003, interest expense on deposits decreased $766,000, or 24.1%, and interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka, decreased $90,000, or 13.2%.  This decrease in interest expense resulted primarily from the decline in interest rates.  Reduced borrowings from the Federal Home Loan Bank precipitated the reduced interest expense on borrowings.

Net Interest Income.  Net interest income for the three months ended June 30, 2003, totaled $2.9 million, a 10.0% decrease, as compared to $3.2 million for the three months ended June 30, 2002.  Average earning assets during the second quarter of 2003 totaled $309.6 million, versus $319.4 million during the second quarter of 2002.  The net interest margin on earning assets was 3.70% for the first six months of 2003, down from 3.99% during the second quarter of 2002.  The refinancings and paydowns in the residential mortgage portfolio exceeded the commercial loan growth during 2002 and throughout the second quarter of 2003, resulting in the excess liquidity being invested into lower yielding investment securities.  In addition, the prolonged low-rate environment is causing the net interest margin to compress as assets continue to reprice with little room left for liability repricing.

Net interest income for the six months ended June 30, 2003, totaled $5.9 million, a 3.2% decrease, as compared to $6.1 million for the six months ended June 30, 2002.  Average earning assets during the first six months of 2003 totaled $312.4 million, versus $323.7 million during the same period of 2002.  The net interest margin on earning assets was 3.84% for the first six months of 2003, up slightly from 3.82% during the first six months of 2002.  The refinancings and paydowns in the residential mortgage portfolio exceeded the commercial loan growth during 2002 and the first six months of 2003, resulting in the excess liquidity being invested into lower yielding investment securities.  In addition, the prolonged low-rate environment is causing the net interest margin to compress as assets continue to reprice with little room left for liability repricing.

Provision for Loan Losses.  The provision for loan losses for the three months ended June 30, 2003, was $60,000, compared to a provision of $33,000 during the three months ended June 30, 2002.  Our continuous review of the loan portfolio prompted an increase in our provision, primarily as a result of increased commercial loan balances and some limited deterioration in the asset quality of the commercial and consumer loan portfolios as a result of poor economic conditions.  At June 30, 2003, and December 31, 2002, the allowance for loan losses was $2.5 million and $2.6 million, or 1.2% and 1.1%, respectively, of gross loans outstanding.  The provision for loan losses for the six months ended June 30, 2003, was $120,000 compared to a provision of $66,500 for the same period in 2002.

Non-interest Income.  Non-interest income increased $384,000, or 44.6%, for the three months ended June 30, 2003, to $1.2 million compared to the three months ended June 30, 2002.  The increase in non-interest income reflected increased fees and service charges from $482,000 for the three months ended June 30, 2002, to $671,000 for the three months ended June 30, 2003, relating primarily to the enhancement of our fee-based services and product offerings during 2002.  Also contributing to the increase in non-interest income was an improvement of 109.2% in gains on sale of loans from $235,000 for the three months ended June 30, 2002, to $492,000 for the three months ended June 30, 2003, as residential mortgage financing activity increased due to the low home mortgage rates.  Mortgage refinancing activity is expected to diminish during 2003 as many mortgage holders have already taken advantage of the low interest rates favorable for mortgage originations.

Non-interest income increased $994,000, or 62.4%, for the six months ended June 30, 2003, to $2.6 million compared to the six months ended June 30, 2002.  The increase in non-interest income reflected increased fees and service charges from $882,000 for the six months ended June 30, 2002, to $1.3 million for the six months ended June 30, 2003, relating primarily to the enhancement of our fee-based services and product offerings during 2002.  Also contributing to the increase in non-interest income was an improvement of 132.1% in gains on sale of loans from $485,000 for the six months ended June 30, 2002, to $1.1 million for the six months ended June 30, 2003, as residential mortgage financing activity increased due to the low home mortgage rates.  Mortgage refinancing activity is expected to diminish during the remainder of 2003 as many mortgage holders have already taken advantage of the low interest rates favorable for mortgage originations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Non-interest income:
Fees and service charges	$670,655	$482,424	$1,282,652	$882,215
Gains on sales of loans	492,290	235,328	1,126,797	485,483
Gains on sales of investments	—	67,618	25,682	93,418
Other	82,111	75,894	151,153	131,033
Total non-interest income	$1,245,056	$861,264	$2,586,284	$1,592,149

Non-interest Expense.  Non-interest expense increased $83,000, or 3.8%, to $2.3 million for the three months ended June 30, 2003, compared to the same period in 2002.  The increase in non-interest expense was primarily related to an increase of $30,000 in occupancy and equipment expense and an increase of $29,000 in amortization expense for the three months ended June 30, 2003, compared to the three months ended June 30, 2002.  The increase in occupancy and equipment expense was primarily related to the depreciation of our enhanced computer system while amortization expense increased as prepayment speeds on our mortgage servicing portfolio have accelerated.

Non-interest expense increased $220,000, or 5.0%, to $4.6 million for the six months ended June 30, 2003, as compared to the same period in 2002.  The increase in non-interest expense was primarily related to an increase of $58,000 in professional fees, a $56,000 increase in occupancy and equipment expense and an increase of $50,000 in amortization expense for the six months ended June 30, 2003, compared to the six months ended June 30, 2002.  The increase in occupancy and equipment expense was primarily related to the depreciation of our enhanced computer system while amortization expense increased as prepayment speeds on our mortgage servicing portfolio have accelerated.  The increase in professional fees was primarily due to legal fees incurred related to securing our “Landmark” trade name.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Non-interest expense:
Compensation and benefits	$1,209,841	$1,207,550	$2,422,941	$2,419,504
Occupancy and equipment	312,547	282,109	624,924	568,498
Amortization	111,791	83,284	223,110	173,260
Professional fees	65,504	78,668	188,283	130,338
Data processing	83,169	72,007	163,248	155,436
Other	507,148	483,551	1,020,684	976,586
Total non-interest expense	$2,290,000	$2,207,169	$4,643,190	$4,423,622

Income Tax Expense.  Income tax expense for the three months ended June 30, 2003, decreased $78,000, or 12.7%, from $615,000 for the three months ended June 30, 2002.  The decrease in income tax expense for the three months ended June 30, 2003, resulted primarily from revised projections regarding investment tax credits.  The effective tax rate for the second quarter of 2003 was 30.7% compared to 34.3% for the second quarter of 2002.  The reduction in the effective tax rate for the second quarter of 2003 as compared to the second quarter of 2002 resulted primarily from the revised projections related to investment tax credits.

Income tax expense for the six months ended June 30, 2003, increased $124,000, or 11.3%, from $1.1 million for the six months ended June 30, 2002.  The increase in income tax expense for the six months ended June 30, 2003, resulted primarily from an increase in taxable income.    The effective tax rate for the six months ended June 30, 2003, was 32.6% compared to 34.0% for the same period of 2002.  The reduction in the effective tax rate for the first six months of 2003 as compared to the first six months of 2002 resulted from an increased level of non-taxable municipal investments and from revised projections related to investment tax credits.

Asset Quality and Distribution.  Total assets declined to $327.7 million at June 30, 2003, compared to $341.3 million at December 31, 2002.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, decreased $16.3 million during the six months ended June 30, 2003.  The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Our loan portfolio composition continues to diversify as a result of pay downs and our planned expansion of commercial lending activities.  This is evidenced by our one-to-four family residential real estate loans comprising 44.7% of total loans as of December 31, 2002, and 35.8% of total loans as of June 30, 2003.

Our primary investing activities are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage-backed securities.  Generally, we originate long- term, fixed-rate, residential mortgage loans for immediate sale in the secondary market and do not originate and warehouse those loans for resale in order to speculate on interest rates.

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

We believe that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more.  As of June 30, 2003, loans with a balance of $1.1 million were on non-accrual status, or 0.51% of total loans, compared to a balance of $925,000 loans on non-accrual status, or 0.40% of total loans, as of December 31, 2002.  In addition, the ratio of non-performing assets as a percentage of total assets remained relatively flat at 0.43% as of June 30, 2003, compared to 0.41% as of December 31, 2002.

Residential home loans comprised 21.7% of the $1.1 million non-accrual balance at June 30, 2003.  We have historically incurred minimal losses on mortgage loans based upon collateral values.  We have experienced some isolated asset quality deterioration relating to the commercial and consumer loan portfolios during the second quarter of 2003 as a result of the current economic downturn.  We feel that these isolated instances have been appropriately addressed as either charges against the allowance for loan losses during the quarter ended June 30, 2003, or through the increased provisions to the reserve during the past six months.

We have a concern for the outlook of the economy during the remainder of 2003.  A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole.  Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable.  In addition, consumer confidence may be negatively impacted by the recent slowness in economic activity.  These events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans.  Many financial institutions have experienced an increase in non-performing assets during this difficult economic period, as even well-established business borrowers have developed cash flow, profitability and other business-related problems.  We believe that the allowance for losses on loans at June 30, 2003, was adequate.  While we believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

Liability Distribution.  Total deposits decreased $9.4 million to $254.9 million at June 30, 2003, from $264.3 million at December 31, 2002.  Borrowings decreased $777,000 to $25.4 million at June 30, 2003, from $26.2 million at December 31, 2002.

Non-interest bearing demand accounts at June 30, 2003, were $20.7 million, or 8.1% of deposits, compared to $23.4 million, or 8.9% of deposits, at December 31, 2002.  Certificates of deposit decreased to $143.3 million at June 30, 2003, from $147.4 million at December 31, 2002.  Money market and NOW demand accounts decreased to $76.2 million at June 30, 2003, from $78.4 million at December 31, 2002, and were 29.9% of total deposits.  Savings accounts decreased to $14.8 million at June 30, 2003, from $15.0 million at December 31, 2002.  The reduction of certificate of deposit is reflective of our excess liquidity position in that we have not bid aggressively on public deposits during the past six months.

Certificates of deposit at June 30, 2003, which were scheduled to mature in one year or less, totaled $82.3 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of June 30, 2003, for the periods indicated.

Contractual Cash Obligations	Total	One Year or Less	One to Three Years	Four to Five Years	More than Five Years

Operating leases	$185,408	$121,357	$64,051	$—	$—
FHLB advances	25,176,539	2,101,051	12,000,000	—	11,075,488
Repurchase agreements	250,000	250,000	—	—	—

Total contractual obligations	$25,611,947	$2,472,408	$12,064,051	$—	$11,075,488

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $103.6 million at June 30, 2003, and $100.7 million at December 31, 2002.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of the management strategy.  Excess funds are generally invested in short-term investments.  In the event funds are required beyond the ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At June 30, 2003, we had outstanding Federal Home Loan Bank advances of $25.2 million and had no borrowings outstanding on our line of credit with the Federal Home Loan Bank.  At June 30, 2003, our total borrowings capacity with the Federal Home Loan Bank was $66.3 million.

At June 30, 2003, we had outstanding loan commitments of $40.8 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of letters of credit, unfunded lines of credit and commitments to fund loans.

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

At June 30, 2003, we continued to maintain a sound leverage ratio of 11.8% and a total risk based capital ratio of 19.8%.  As shown by the following table, our capital exceeded the minimum capital requirements at June 30, 2003 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$37,968	11.8%	4.0%	$12,892
Tier 1 Capital	$37,968	18.6%	4.0%	$8,182
Total Risk Based Capital	$40,457	19.8%	8.0%	$16,364

At June 30, 2003, our subsidiary bank continued to maintain a sound leverage ratio of 10.8% and a total risk based capital ratio of 18.2%.  As shown by the following table, our bank’s capital exceeded the minimum capital requirements at June 30, 2003 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$34,668	10.8%	4.0%	$12,835
Tier 1 Capital	$34,668	17.0%	4.0%	$8,159
Total Risk Based Capital	$37,157	18.2%	8.0%	$16,318

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of June 30, 2003, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 - Forward-Looking Statements.  This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On May 21, 2003, the annual meeting of Landmark Bancorp, Inc. stockholders was held.  At the meeting, Richard Ball, Susan E. Roepke and C. Duane Ross were elected to serve as Class II directors with terms expiring in 2006.  Continuing as Class I directors (term expires in 2005) are Brent A. Bowman, Joseph L. Downey and David H. Snapp and continuing as Class III directors (term expires in 2004) are Patrick L. Alexander, Jim W. Lewis, Jerry R. Pettle and Larry Schugart.  The stockholders also ratified the appointment of KPMG LLP as Landmark Bancorp, Inc.’s independent public accountants for the year ending December 31, 2003.

There were 1,993,465 shares of common stock eligible to vote at the annual meeting.  The voting on each item at the annual meeting was as follows:

	For	Withheld/ Against	Abstain	Broker Non-Votes

Richard A. Ball	1,630,402	48,342	—	—
Susan E. Roepke	1,650,230	28,514	—	—
C. Duane Ross	1,658,471	20,273	—	—
KPMG LLP	1,634,155	43,220	1,369	—

ITEM 5.                  OTHER INFORMATION.

None

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K.

A.            Exhibits

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.            Reports on Form 8-K

A report on Form 8-K was filed on July 31, 2003, to report pursuant to Item 12 that the Company had issued a press release announcing earnings for the quarter and six months ended June 30, 2003, and the declaration of a cash dividend to stockholders.

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

LANDMARK BANCORP, INC.

Date: August 13, 2003	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: August 13, 2003	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer