Form 10-Q
period 2003-09-30
LANDMARK BANCORP INC
filed 2003-11-12
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 2, 2003, the Registrant had outstanding 2,017,283 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,386,450	$11,448,684
Investment securities available for sale	103,970,661	89,296,337
Loans, net	208,491,766	224,061,263
Loans held for sale	4,784,528	5,050,603
Premises and equipment, net	3,687,274	3,755,048
Goodwill	1,971,178	1,971,178
Other intangible assets, net	921,942	1,131,584
Other assets	4,347,696	4,599,483

Total assets	$333,561,495	$341,314,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$257,178,651	$264,280,870
Other borrowings	28,284,681	26,203,121
Accrued expenses, taxes and other liabilities	5,239,097	9,756,414
Total liabilities	290,702,429	300,240,405

Stockholders’ equity:
Common stock, $0.01 par, 3,000,000 shares authorized, 2,194,155 and 2,157,865 shares issued at 2003 and 2002, respectively	21,942	21,578
Additional paid in capital	18,784,491	18,269,582
Retained earnings	27,085,066	24,295,211
Accumulated other comprehensive income	1,210,169	1,898,970
Treasury stock, at cost; 182,872 and 148,031 shares, respectively	(4,097,395)	(3,266,359)
Unearned employee benefits	(145,207)	(145,207)
Total stockholders’ equity	42,859,066	41,073,775

Total liabilities and stockholders’ equity	$333,561,495	$341,314,180

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Interest income:
Loans	$3,474,288	$4,155,734
Investment securities	637,611	734,912
Other	21,054	22,436
Total interest income	4,132,953	4,913,082

Interest expense:
Deposits	1,054,886	1,336,776
Borrowed funds	295,876	331,523
Total interest expense	1,350,762	1,668,299

Net interest income	2,782,191	3,244,783

Provision for loan losses	60,000	50,000

Net interest income after provision for loan losses	2,722,191	3,194,783

Non-interest income:
Fees and service charges	655,669	592,232
Gains on sale of loans	284,833	263,242
Gains on sale of investments	290,417	1,500
Other	66,714	60,129
Total non-interest income	1,297,633	917,103

Non-interest expense:
Compensation and benefits	1,142,368	1,213,977
Occupancy and equipment	306,637	298,954
Amortization of intangible assets	122,570	91,182
Professional fees	56,565	58,145
Data processing	73,909	100,719
Other	488,965	523,581
Total non-interest expense	2,191,014	2,286,558

Earnings before income taxes	1,828,810	1,825,328

Income tax expense	597,168	620,828

Net earnings	$1,231,642	$1,204,500

Earnings per share:
Basic	$0.62	$0.59
Diluted	$0.61	$0.57

Dividends per share	$0.17	$0.14

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Interest income:
Loans	$10,949,353	$12,677,742
Investment securities	2,086,074	2,145,295
Other	44,289	88,442
Total interest income	13,079,716	14,911,479

Interest expense:
Deposits	3,462,811	4,510,228
Borrowed funds	891,419	1,017,410
Total interest expense	4,354,230	5,527,638

Net interest income	8,725,486	9,383,841

Provision for loan losses	180,000	116,500

Net interest income after provision for loan losses	8,545,486	9,267,341

Non-interest income:
Fees and service charges	1,938,321	1,474,447
Gains on sale of loans	1,411,630	748,725
Gains on sale of investments	316,099	94,918
Other	217,867	191,162
Total non-interest income	3,883,917	2,509,252

Non-interest expense:
Compensation and benefits	3,565,309	3,633,481
Occupancy and equipment	931,561	867,452
Amortization of intangible assets	345,680	264,442
Professional fees	244,848	188,483
Data processing	237,157	256,155
Other	1,509,649	1,500,167
Total non-interest expense	6,834,204	6,710,180

Earnings before income taxes	5,595,199	5,066,413

Income tax expense	1,824,618	1,724,071

Net earnings	$3,770,581	$3,342,342

Earnings per share:
Basic	$1.90	$1.60
Diluted	$1.88	$1.55

Dividends per share	$0.49	$0.43

See accompanying notes to condensed consolidated financial statements.

 LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Net cash provided by operating activities	$1,338,258	$4,205,353

INVESTING ACTIVITIES
Net decrease in loans	15,231,955	8,627,902
Maturities and prepayments of investment securities available for sale	47,100,790	17,450,137
Purchase of investment securities available for sale	(64,182,433)	(27,323,554)
Proceeds from sale of investment securities available for sale	747,100	276,685
Payments received and proceeds from sale of foreclosed assets	354,551	454,709
Improvements of real estate owned	—	(992)
Purchases of premises and equipment, net	(269,286)	(693,881)
Net cash used in investing activities	(1,017,323)	(1,208,994)

FINANCING ACTIVITIES
Net decrease in deposits	(7,102,219)	(12,772,126)
Federal Home Loan Bank and other borrowings	34,350,000	29,055,000
Federal Home Loan Bank repayments	(32,170,440)	(30,305,002)
Purchase of 34,841 and 161,933 shares of treasury stock	(831,036)	(4,098,150)
Issuance of 36,290 and 60,350 shares of common stock under stock option plan	351,252	951,238
Payment of dividends	(980,726)	(920,226)
Net cash used in financing activities	(6,383,169)	(18,089,266)
Net decrease in cash	(6,062,234)	(15,092,907)
Cash at beginning of period	11,448,684	22,163,258
Cash at end of period	$5,386,450	$7,070,351

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,378,000	$5,572,000
Cash paid during period for taxes	$1,735,000	$1,117,000

Supplemental schedule of noncash investing activities:
Transfer of loans to real estate owned	$224,000	$319,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2002, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2002, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim periods ended September 30, 2003, are not necessarily indicative of the results expected for the year ending December 31, 2003.

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

The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding (basic)	1,983,319	2,040,387	1,982,788	2,095,552
Dilutive stock options	28,330	54,592	31,966	53,875
Weighted average common shares (diluted)	2,011,649	2,094,979	2,014,754	2,149,427

3.                                      Comprehensive Income

The Company’s only component of other comprehensive income is the unrealized holding gains on available for sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$1,231,642	$1,204,500	$3,770,581	$3,342,342

Unrealized holding (losses)/gains	(252,139)	616,256	(794,870)	2,206,685
Less – reclassification adjustment for gains included in net income	290,417	1,500	316,099	94,918
Net unrealized (losses)/gains on securities	(542,556)	614,756	(1,110,969)	2,111,767

Income tax (benefit)/expense	(206,171)	233,607	(422,168)	802,471
Total comprehensive income	$895,257	$1,585,649	$3,081,780	$4,651,638

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

The following table presents information about the Company’s intangible assets, which are being amortized in accordance with SFAS No. 142:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$780,000	$(269,454)	$780,000	$(173,727)
Mortgage servicing rights	638,913	(227,517)	773,254	(247,943)
Total	$1,418,913	$(496,971)	$1,553,254	$(421,670)

At September 30, 2003, we serviced loans for other investors totaling $106.6 million. Aggregate amortization expense for the three months ended September 30, 2003, and September 30, 2002, was $122,569 and $91,182, respectively.  Aggregate amortization expense for the nine months ended September 30, 2003, and September 30, 2002, was $345,680 and $264,442, respectively.  The following is estimated amortization expense for the years ending:

Year	Amount
2003	$446,000
2004	431,000
2005	99,000
2006	85,000
2007	71,000

6.                                      Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company does not believe that the adoption of Interpretation No. 45 did have a significant impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” elaborates on the financial statement disclosures to be made by enterprises involved with variable interest entities, including requiring consolidation of entities in which an enterprise has a controlling financial interest that is not controlled through voting interests.  The requirements in this Interpretation are effective for variable interest entities created after January 31, 2003, and the first fiscal or interim period beginning after December 15, 2003, for variable interest entities acquired before that date.  The Company does not believe that the adoption of Interpretation No. 46 will have a significant impact on its consolidated financial statements.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.  Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank.  Landmark Bancorp’s common stock is quoted on the Nasdaq Stock Market National Market System (symbol “LARK”).  Landmark National Bank is dedicated to providing quality financial and banking services to its local communities and continues to originate commercial real estate and non-real estate loans, small business loans, residential mortgage loans, consumer loans, and home equity loans.

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

Summary of Results.  Net earnings for the three months ended September 30, 2003, increased $27,000, or 2.3%, to $1.2 million as compared to the three months ended September 30, 2002.  This improvement in net earnings was primarily attributable to increased gains on sale of investments and increased fees and service charges, which was offset by a reduction of net interest income.

Net earnings for the nine months ended September 30, 2003, increased $428,000, or 12.8%, to $3.8 million as compared to the nine months ended September 30, 2002.  This improvement in net earnings was generally attributable to increased fees and service charges, increased gains on sale of loans and increased gains on sale of investments which was offset by a reduction of net interest income.

The three months ended September 30, 2003, resulted in diluted earnings per share of $0.61 compared to $0.57 for the same period in 2002.  Return on average assets was 1.48% for the period compared to 1.42% for the same period in 2002.  Return on average stockholders’ equity was 11.53% for the period compared to 11.77% for the same period in 2002.

The nine months ended September 30, 2003, resulted in diluted earnings per share of $1.88 compared to $1.55 for the same period in 2002.  Return on average assets was 1.53% for the period compared to 1.32% for the same period in 2002.  Return on average stockholders’ equity was 12.08% for the period compared to 11.10 % for the same period in 2002.

We continued our stock repurchase program during the first nine months of 2003, resulting in the repurchase of an additional 34,841 shares.  As of September 30, 2003, we held 182,872 shares as treasury stock at an average cost per share of $22.41.

The following table summarizes net income and key performance measures for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings:
Basic earnings per share	$0.62	$0.59	$1.90	$1.60
Diluted earnings per share	$0.61	$0.57	$1.88	$1.55
Earnings ratios:
Return on average assets (1)	1.48%	1.42%	1.53%	1.32%
Return on average equity (1)	11.53%	11.77%	12.08%	11.10%
Dividend payout ratio	27.87%	25.00%	26.06%	27.61%
Net interest margin (1)	3.54%	3.96%	3.74%	3.91%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended September 30, 2003, decreased $780,000, or 15.9%, to $4.1 million from $4.9 million in the same period of 2002.  This decrease was partially related to the decrease in interest rates experienced as interest earning assets repriced during 2002 and throughout the third quarter of 2003.  Also contributing to the decrease was a decline in average loans for the quarter ended September 30, 2003, which were $212.7 million, compared to $232.1 million for the quarter ended September 30, 2002.  The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Offsetting the portion attributable to lower loans outstanding, was an increase in average investment securities from $83.4 million for the third quarter of 2002, to $93.8 million for the third quarter of 2003.

Interest income for the nine months ended September 30, 2003, decreased $1.8 million, or 12.3%, to $13.1 million from $14.9 million in the same period of 2002.  This decrease was partially related to the decrease in interest rates experienced as interest earning assets repriced during 2002 and the first nine months of 2003.  Also contributing to the decrease was a continued decline in average loans for the first nine months of 2003, which were $218.3 million, compared to $232.28 million for the first nine months of 2002.  The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Offsetting the portion attributable to lower loans outstanding, was an increase in average investment securities from $82.5 million for the nine months ended September 30, 2002, to $90.2 million for the nine months ended September 30, 2003.

Interest Expense.  Interest expense during the three months ended September 30, 2003, decreased $318,000, or 19.0%, as compared to the same period of 2002.  For the three months ended September 30, 2003, interest expense on deposits decreased $282,000, or 21.1%, and interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka, decreased $36,000, or 10.8%.  This decrease in interest expense resulted primarily from the decline in interest rates and to a decline in average balances of deposits and other borrowings.

Interest expense during the nine months ended September 30, 2003, decreased $1.2 million, or 21.2%, as compared to the same period of 2002.  For the nine months ended September 30, 2003, interest expense on deposits decreased $1.0 million, or 23.2%, and interest expense on borrowings, consisting of advances from the Federal Home Loan Bank of Topeka, decreased $126,000, or 12.4%.  This decrease in interest expense resulted primarily from the decline in interest rates and a decline in average balances of deposits and other borrowings.

Net Interest Income.  Net interest income for the three months ended September 30, 2003, totaled $2.8 million, a 14.3% decrease, as compared to $3.2 million for the three months ended September 30, 2002.  Average earning assets during the third quarter of 2003 totaled $311.4 million, compared to $322.2 million during the third quarter of 2002.  The net interest margin on earning assets was 3.54% for the third quarter of 2003, down from 3.96% for the third quarter of 2002.  The refinancings and paydowns in the residential mortgage portfolio exceeded the commercial loan growth during 2002 and throughout the third quarter of 2003, resulting in the excess liquidity being invested into lower yielding investment securities.  In addition, the prolonged low-rate environment caused the net interest margin to compress as assets continue to reprice with little room left for liability repricing.

Net interest income for the nine months ended September 30, 2003, totaled $8.7 million, a 7.0% decrease, as compared to $9.4 million for the nine months ended September 30, 2002.  Average earning assets during the first nine months of 2003 totaled $312.1 million, versus $323.2 million during the same period of 2002.  The net interest margin on earning assets was 3.74% for the first nine months of 2003, down from 3.91% during the first nine months of 2002.  The refinancings and paydowns in the residential mortgage portfolio exceeded the commercial loan growth during 2002 and the first nine months of 2003, resulting in the excess liquidity being invested into lower yielding investment securities.  In addition, the prolonged low-rate environment caused the net interest margin to compress as assets continue to reprice with little room left for liability repricing.

Provision for Loan Losses.  The provision for loan losses for the three months ended September 30, 2003, was $60,000 compared to a provision of $50,000 during the three months ended September 30, 2002.  The provision for loan losses for the nine months ended September 30, 2003, was $180,000 compared to a provision of $117,000 for the same period in 2002.  Our continuous review of the loan portfolio prompted an increase in our provision, primarily as a result of the loan portfolio’s increased percentage of commercial loans and some limited deterioration in the asset quality of the commercial and consumer loan portfolios as a result of weak economic conditions.  At September 30, 2003, the allowance for loan losses was $2.5 million, or 1.2%, of gross loans outstanding compared to $2.6 million, or 1.1% of gross loans outstanding at December 31, 2002.

Non-interest Income.  Non-interest income increased $381,000, or 41.5%, for the three months ended September 30, 2003, to $1.3 million compared to the three months ended September 30, 2002.  The increase in non-interest income was primarily attributable to a $289,000 increase in gains on sale of investments for the third quarter of 2003 compared to the third quarter of 2002.  This increase in gains on sale of investments resulted from equity security sales from our holding company’s investment portfolio.  We periodically sell equity securities based on performance and other indicators, and we could sell additional equity securities in future periods.  Our equity securities portfolio was $1.0 million, including unrealized gains of $518,000, at September 30, 2003.  We estimate that gains on sale of investments during the fourth quarter 2003 will continue, however, it is likely that they will be at a level less than the amount realized during the third quarter.  The increase in non-interest income also reflected increased fees and service charges from $592,000 for the three months ended September 30, 2002, to $656,000 for the three months ended September 30, 2003, relating primarily to the enhancement of our fee-based services and product offerings during the second half of 2002.  Also contributing to the increase in non-interest income was an improvement of 8.2% in gains on sale of loans from $263,000 for the three months ended September 30, 2002, to

$285,000, for the three months ended September 30, 2003, as residential mortgage financing activity increased due to continued low home mortgage rates.  Mortgage refinancing activity is expected to diminish during the remainder of 2003 as many mortgage holders have already taken advantage of the low interest rates favorable for mortgage originations.

Non-interest income increased $1.4 million, or 54.8%, for the nine months ended September 30, 2003, to $3.9 million compared to the nine months ended September 30, 2002.  The increase in non-interest income reflected an improvement of 88.5% in gains on sale of loans from $749,000 for the nine months ended September 30, 2002, to $1.4 million for the nine months ended September 30, 2003, as residential mortgage financing activity increased due to low home mortgage rates.  Mortgage refinancing activity is expected to diminish during the remainder of 2003 as many mortgage holders have already taken advantage of the low interest rates favorable for mortgage originations.  Also contributing to the increase in non-interest income was increased fees and service charges from $1.5 million for the nine months ended September 30, 2002, to $1.9 million for the nine months ended September 30, 2003, relating primarily to the enhancement of our fee-based services and product offerings during the second half of 2002.  The increase in non-interest income also reflected a $221,000 increase in gains on sale of investments for the nine months ended September 30, 2003 as compared to the same period of 2002.  This increase in gains on sale of investments resulted from equity security sales from our holding company’s investment portfolio.  We periodically sell equity securities based on performance and other indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Non-interest income:
Fees and service charges	$655,669	$592,232	$1,938,321	$1,474,447
Gains on sales of loans	284,833	263,242	1,411,630	748,725
Gains on sales of investments	290,417	1,500	316,099	94,918
Other	66,714	60,129	217,867	191,162
Total non-interest income	$1,297,633	$917,103	$3,883,917	$2,509,252

Non-interest Expense.  Non-interest expense decreased $96,000, or 4.2%, to $2.2 million for the three months ended September 30, 2003, compared to the same period in 2002.  The decrease in non-interest expense was primarily related to a decrease of $72,000 in compensation and benefits expense and a $27,000 decrease in data processing expense for the three months ended September 30, 2003, compared to the three months ended September 30, 2002.  These decreases were partially offset by a $31,000 increase in amortization expense for the third quarter of 2003 compared to the third quarter of 2002.  The decrease in compensation and benefits expense was primarily related to reduced costs associated with our employee stock ownership plan.  Data processing expense was higher during the third quarter of 2002 due to costs related to the conversion to a new data processing system.  The increase in amortization expense resulted from accelerated prepayments in our mortgage servicing portfolio.

Non-interest expense increased $124,000, or 1.9%, to $6.8 million for the nine months ended September 30, 2003, as compared to the same period in 2002.  The increase in non-interest expense was primarily related to an increase of $64,000 in occupancy and equipment expense, a $56,000 increase in professional fees and an increase of $81,000 in amortization expense for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.  The increase in occupancy and equipment expense was primarily related to the depreciation of our enhanced computer system while amortization expense increased as prepayments in our mortgage servicing portfolio have accelerated.  The increase in professional fees included legal fees of approximately $25,000 incurred related to securing our “Landmark” trade name.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Non-interest expense:
Compensation and benefits	$1,142,368	$1,213,977	$3,565,309	$3,633,481
Occupancy and equipment	306,637	298,954	931,561	867,452
Amortization of intangible assets	122,570	91,182	345,680	264,442
Professional fees	56,565	58,145	244,848	188,483
Data processing	73,909	100,719	237,157	256,155
Other	488,965	523,581	1,509,649	1,500,167
Total non-interest expense	$2,191,014	$2,286,558	$6,834,204	$6,710,180

Income Tax Expense.  Income tax expense for the three months ended September 30, 2003, decreased $24,000, or 3.8%, from $621,000 for the three months ended September 30, 2002.  The effective tax rate for the third quarter of 2003 was 32.7% compared to 34.0% for the third quarter of 2002.  The reduction in the effective tax rate for the third quarter of 2003 as compared to the third quarter of 2002 resulted primarily from the revised projections related to investment tax credits.

Income tax expense for the nine months ended September 30, 2003, increased $101,000, or 5.8%, from $1.7 million for the nine months ended September 30, 2002.  The increase in income tax expense for the nine months ended September 30, 2003, resulted primarily from an increase in taxable income.  The effective tax rate for the nine months ended September 30, 2003, was 32.6% compared to 34.0% for the same period of 2002.  The reduction in the effective tax rate for the first nine months of 2003 as compared to the first nine months of 2002 resulted from an increased level of non-taxable municipal investments and from revised projections related to investment tax credits.

Asset Quality and Distribution.  Total assets declined to $333.6 million at September 30, 2003, compared to $341.3 million at December 31, 2002.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, decreased $15.6 million during the nine months ended September 30, 2003.  The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Our loan portfolio composition continues to diversify as a result of pay downs and our planned expansion of commercial lending activities.  This is evidenced by our one-to-four family residential real estate loans comprising 44.7% of total loans as of December 31, 2002, and 35.6% of total loans as of September 30, 2003.

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

We believe that the quality of the loan portfolio continues to be strong as evidenced by the small number and amount of loans past due one month or more.  As of September 30, 2003, loans with a balance of $1.1 million were on non-accrual status, or 0.50 % of total loans, compared to a balance of $925,000 loans on non-accrual status, or 0.40% of total loans, as of December 31, 2002.  In addition, the ratio of non-performing assets as a percentage of total assets remained relatively flat at 0.40% as of September 30, 2003, compared to 0.41% as of December 31, 2002.

Residential home loans comprised 45.0% of the $1.1 million non-accrual balance at September 30, 2003.  We have historically incurred minimal losses on mortgage loans based upon collateral values.  We experienced some isolated asset quality deterioration relating to the commercial and consumer loan portfolios during the second quarter of 2003 as a result of the weak economy.  We feel that these instances have been appropriately addressed as either charges against the allowance for loan losses or through the increased provisions to the reserve during the past nine months.

A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole.  While we are pleased that there appears to be numerous indications of emerging strength in the economy, we still have a concern for the outlook of the economy during the remainder of 2003.  The strengthening may not be sustainable and consumer confidence may be slow to respond to the positive effects, if any, on the economy.  These events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans.  Many financial institutions have experienced an increase in non-performing assets during the recent difficult economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that the allowance for losses on loans at September 30, 2003, was adequate.  While we believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

Liability Distribution.  Total deposits decreased $7.1 million to $257.2 million at September 30, 2003, from $264.3 million at December 31, 2002.  Borrowings increased $2.1 million to $28.3 million at September 30, 2003, from $26.2 million at December 31, 2002.

Non-interest bearing demand accounts at September 30, 2003, were $20.8 million, or 8.1% of deposits, compared to $23.4 million, or 8.9% of deposits, at December 31, 2002.  Certificates of deposit decreased to $140.4 million at September 30, 2003, from $147.4 million at December 31, 2002.  Money market and NOW demand accounts increased to $81.2 million at September 30, 2003, from $78.4 million at December 31, 2002, and were 31.6% of total deposits.  Savings accounts remained flat at $14.8 million at September 30, 2003, compared to $15.0 million at December 31, 2002.  The reduction of certificates of deposit was reflective of our excess liquidity position in that we have not bid aggressively on public deposits during the past nine months.

Certificates of deposit at September 30, 2003, which were scheduled to mature in one year or less, totaled $81.6 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of September 30, 2003, for the periods indicated.

Contractual Cash Obligations	Total	One Year or Less	One to Three Years	Four to Five Years	More than Five Years

Operating leases	$146,069	$107,857	$38,212	$—	$—
FHLB advances	25,134,681	2,068,385	12,000,000	—	11,066,296
Repurchase agreements	250,000	250,000	—	—	—

Total contractual obligations	$25,530,750	$2,426,242	$12,038,212	$—	$11,066,296

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $109.4 million at September 30, 2003, and $100.7 million at December 31, 2002.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of the management strategy.  Excess funds are generally invested in short-term investments.  In the event funds are required beyond the ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At September 30, 2003, we had outstanding Federal Home Loan Bank advances of $25.1 million and had outstanding borrowings of $2.9 million on our line of credit with the Federal Home Loan Bank.  At September 30, 2003, our total borrowings capacity with the Federal Home Loan Bank was $59.3 million.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.0 million at September 30, 2003.

At September 30, 2003, we had outstanding loan commitments, excluding standby letters of credit, of $27.7 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of letters of credit, unfunded lines of credit and commitments to fund loans.

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

At September 30, 2003, we continued to maintain a sound leverage ratio of 11.9% and a total risk based capital ratio of 20.1%.  As shown by the following table, our capital exceeded the minimum capital requirements at September 30, 2003 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$39,126	11.9%	4.0%	$13,110
Tier 1 Capital	$39,126	18.8%	4.0%	$8,307
Total Risk Based Capital	$41,646	20.1%	8.0%	$16,614

At September 30, 2003, our subsidiary bank continued to maintain a sound leverage ratio of 11.0% and a total risk based capital ratio of 18.5%.  As shown by the following table, our bank’s capital exceeded the minimum capital requirements at September 30, 2003 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$35,761	11.0%	4.0%	$13,010
Tier 1 Capital	$35,761	17.2%	4.0%	$8,296
Total Risk Based Capital	$38,281	18.5%	8.0%	$16,592

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of September 30, 2003, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at August 31, 2003, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	$877,000	7.5%
200 basis point rising	1,675,000	14.4%
100 basis point falling	(974,000)	(8.4)%

We believe that no significant changes in our interest rate sensitivity position have occurred since August 31, 2003.  We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short-term timing differences between the repricing of assets and liabilities.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

B.                                     Reports on Form 8-K

A report on Form 8-K was filed on October 31, 2003, to report pursuant to Item 12 that the Company had issued a press release announcing earnings for the quarter and nine months ended September 30, 2003, and the declaration of a cash dividend to stockholders.

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

LANDMARK BANCORP, INC.

Date: November 12, 2003	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: November 12, 2003	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer