Form 10-K
period 2003-12-31
LANDMARK BANCORP INC
filed 2004-03-30
CIK 1141688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 21549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq National Market System on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44.8 million*.  At March 22, 2004, the total number of shares of common stock outstanding was 2,091,307.

Documents incorporated by Reference:

Portions of the 2003 Annual Report to Stockholders for the fiscal year ended December 31, 2003, are incorporated by reference into Parts I and II hereof, to the extent indicated herein.  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2004, are incorporated by reference in Part III hereof, to the extent indicated herein.

*                                         Based on the last reported price of actual transactions in Registrant’s common stock on June 30, 2003, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

LANDMARK BANCORP, INC.

2003 Form 10-K Annual Report

PART I.

ITEM 1.                                           BUSINESS

Forward Looking Statements

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

The Company is the accounting successor to the prior Landmark Bancshares, Inc. and therefore, all financial information presented for periods prior to October 9, 2001 reflects only the operations of Landmark Bancshares, Inc.  Landmark Bancshares, Inc. filed an Annual Report on Form 10-K for its fiscal year ended September 30, 2001.  The Company has a fiscal year ending on December 31.  Therefore, the Company elected to file a Form 10-K for the transition period from October 1, 2001 to December 31, 2001, which included audited consolidated financial information.  The results for the three month transition period ended December 31, 2001 included MNB Bancshares, Inc.’s results commencing October 9, 2001.  The information presented in this Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2003.

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

Pursuant to the Merger, the Bank succeeded to all of the assets and liabilities of Landmark Federal Savings Bank and Security National Bank.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate consumer, commercial, multi-family, and one-to-four family residential mortgage loans in the Bank’s principal lending areas, consisting primarily of Manhattan, Auburn, Dodge City, Garden City, Great Bend, Hoisington, LaCrosse, Topeka, Osage City and Wamego, Kansas and the surrounding communities in Riley, Barton, Finney, Ford, Pottawatomie, Rush, Shawnee and Osage Counties in Kansas.  Since the Merger, the Bank has focused on originating greater numbers and amounts of consumer, commercial, and agricultural loans.  Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts.  The Bank has also diversified its geographical markets as a result of the Merger, with its main office in Manhattan, Kansas and branch offices in central and southwestern Kansas.  On November 13, 2003, the Company announced the acquisition of First Kansas Financial Corporation (First Kansas), a single thrift holding company based in Osawatomie, Kansas.  The acquisition of First Kansas by the Company is expected to close in April 2004.  This acquisition will further diversify our geographical markets as First Kansas currently operates six offices in eastern and north central Kansas.  The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

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

Employees

At December 31, 2003, the Bank had a total of 120 employees (112 full time equivalent employees).  The Company has no direct employees.  Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, an employee stock ownership plan and a 401(k) profit sharing plan.  Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

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

Loan Origination and Processing

Loan originations are derived from a number of sources.  Residential loan originations result from real estate broker referrals, direct solicitation by the Bank’s loan officers, present savers and borrowers, referrals from builders and attorneys, walk in customers and, in some instances, other lenders.  Residential loan applications are underwritten and closed based upon standards which generally meet secondary market guidelines.  Consumer and commercial real estate loan originations emanate from many of the same sources.  The average loan is less than $500,000.

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the OCC, Federal Reserve and the FDIC.  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the SEC and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments,

reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders.

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

Recent Regulatory Developments

National Bank Preemption.  On January 7, 2004, the OCC issued two final rules that clarify the federal character of the national banking system.  The first rule provides that, except where made applicable by federal law, state laws that obstruct, impair or condition national banks’ ability to fully exercise their deposit-taking, lending and operational powers are not applicable to national banks.  That rule further provides that the following types of state laws apply to national banks to the extent that they only incidentally affect the exercise of national banks’ deposit-taking, lending and operational powers: contract, criminal, taxation, tort, zoning and laws relating to certain homestead rights, rights to collect debts, acquisitions and transfers of property and other laws as determined to apply to national banks by the OCC.  The second rule affirms that, under federal law, with some exceptions, the OCC has exclusive visitorial authority (the power to inspect, examine, supervise and regulate) with respect to the content and conduct of activities authorized for national banks.  These controversial rules give national banks, especially those that operate in multiple states, a significant competitive advantage over state-chartered banks and are therefore likely to be challenged by individuals and organizations that represent the interests of individual states and state-chartered banks.  Both the U.S. House Committee on Financial Services and the New York Attorney General have already initiated such challenges.

FACT Act.  On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), which contains numerous amendments to the Fair Credit Reporting Act relating to matters including identity theft and privacy.  Among its other provisions, the FACT Act requires financial institutions: (i) to establish an identity theft prevention program; (ii) to enhance the accuracy and integrity of information furnished to consumer reporting agencies; and (iii) to allow customers to prevent financial institution affiliates from using, for marketing solicitation purposes, transaction and experience information about the customers received from the financial institution.  The FACT Act also requires the federal banking regulators, and certain other agencies, to promulgate regulations to implement its provisions.  The various provisions of the FACT Act contain different effective dates including March 31, 2004, for those provisions of the FACT Act that do not require significant changes to business procedures and December 1, 2004, for certain other provisions that will require significant business procedure changes.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the ”DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the ”Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s BIF, but a portion of its deposits are deemed to be insured by the FDIC’s SAIF.  The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF and the SAIF, also has regulatory authority over the Bank.

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

During the year ended December 31, 2003, both BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2004, both BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2003, the Bank paid supervisory assessments to the OCC totaling $90,000.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.”  Under the regulations of the OCC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2003: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii)

the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003.  Further, the Bank may not pay dividends in an amount which would reduce its capital below the amount required for the liquidation account established by the Bank in connection with its conversion from the mutual to the stock form of ownership in 1993. As of December 31, 2003, approximately $1.2 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those few states that authorize such expansion.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows:  for transaction accounts aggregating $45.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.4 million, the reserve requirement is $1.164 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.4 million.  The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

STATISTICAL DATA

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the Company’s 2003 Annual Report to Stockholders (attached hereto as Exhibit 13.1).  All dollars in the tables are expressed in thousands.

I.                                         Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The average balance sheets are incorporated by reference from the Company’s 2003 Annual Report to Stockholders (attached as Exhibit 13.1).  The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense during the periods indicated.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 2003 vs December 2002 Increase/(Decrease) Attributable to			Years Ended December 2002 vs September 2001 Increase/(Decrease) Attributable to

	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Investment securities	$189	$(127)	$62	$132	$(68)	$64
Loans	(1,094)	(1,253)	(2,347)	4,544	(1,485)	3,059
Total	(905)	(1,380)	(2,285)	4,676	(1,553)	3,123
Interest expense:
Deposits	$278	$(1,605)	$(1,327)	$(24,840)	$22,832	$(2,008)
Other borrowings	(13)	(116)	(129)	(408)	(382)	(790)
Total	265	(1,721)	(1,456)	(25,248)	22,450	(2,798)
Net interest income	$(1,170)	$341	$(829)	$29,924	$(24,003)	$5,921

	Three Months Ended December 2001 vs December 2000 Increase/(Decrease) Attributable to

	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Investment securities	$(316)	$175	$(141)
Loans	1,209	(329)	880
Total	893	(154)	739
Interest expense:
Deposits	$33	$(19)	$14
Other borrowings	(169)	(248)	(417)
Total	(136)	(267)	(403)
Net interest income	$(1,029)	$113	$(1,142)

II.  Investment Portfolio

Investment Securities.  The following table sets forth the carrying value of the Company’s investment securities at the dates indicated.  None of the investment securities held as of December 31, 2003 was issued by an individual issuer in excess of 10% of the Company’s stockholders’ equity, excluding the securities of U.S. government and federal agency obligations.

	At December 31,			At September 30,
	2003	2002	2001	2001
	(Dollars in thousands)

Investment Securities Available-for-Sale:
U.S. Agency Securities	$32,616	$12,656	$12,768	$8,508
Municipal Obligations	14,020	13,179	11,948	1,019
Mortgage-backed securities	46,563	58,107	44,773	15,892
FHLB Stock	2,544	2,521	3,425	3,598
Common Stock	662	1,475	1,455	1,444
FRB Stock	805	805	288	—
Corporate Notes and Bonds	52	101	204	198
Other investments	2,483	452	450	230
Total Investments Available -for-Sale	$99,746	$89,296	$75,311	$30,889

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio as of December 31, 2003.  Yields on tax-exempt obligations have not been computed on a tax equivalent basis.  The table includes scheduled principal payments and estimated prepayments.

As of December 31, 2003

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(Dollars in thousands)

Investment Securities:
U.S. government and agency obligations	$13,225	2.78%	$19,391	2.45%	$—	—%	$—	—%	$32,616	2.58%
Municipal obligations	3,509	3.48	9,210	3.92	1,301	3.87	—	—	14,020	3.88
Mortgage-backed securities	8,760	3.41	34,382	3.58	2,800	4.70	621	4.53	46,563	3.63
Corporate bonds	52	11.00	—	—	—	—	—	—	52	11.00
Total	$25,546	3.11%	$62,983	3.30%	$4,101	4.42%	$621	4.53%	$93,251	3.30%

III.                                 Loan Portfolio

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	December 31,						September 30,
	2003		2002		2001		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$82,828	38.5%	$106,341	46.4%	$135,179	56.1%	$118,087	81.7%	$166,772	87.1%	$148,329	83.4%
Commercial	65,729	30.6	62,207	27.2	48,818	20.3	10,084	7.0	9,331	4.9	9,050	5.1
Construction	9,171	4.3	8,969	3.9	10,799	4.5	3,248	2.2	858	0.4	1,848	1.0
Commercial loans	50,054	23.3	41,809	18.2	33,077	13.7	7,604	5.3	7,034	3.7	6,531	3.7
Consumer loans	9,567	4.4	12,810	5.6	15,979	6.6	6,926	4.8	9,050	4.7	13,579	7.6
Gross loans	217,349	101.1	232,136	101.3	243,852	101.2	145,949	101.0	193,045	100.8	179,337	100.8

Less:
Deferred fees & loans in process	3	0.0	459	0.2	233	0.1	52	0.0	154	0.1	179	0.1
Allowance for loan losses	2,316	1.1	2,565	1.1	2,640	1.1	1,424	1.0	1,377	0.7	1,318	0.7
Total loans	$215,030	100.0%	$229,112	100.0%	$240,979	100.0%	$144,473	100.0%	$191,514	100.0	$177,840	100.0%

(1)                                  Includes loans held for sale.

The following table sets forth the contractual maturities of loans at December 31, 2003.  The table does not include unscheduled prepayments.

	Less than 1 year	2-5 years	Over 5 years	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$12,138	$37,941	$32,749	$82,828
Commercial	11,810	20,776	33,143	65,729
Construction	8,507	189	475	9,171
Commercial	31,548	17,214	1,292	50,054
Consumer	4,661	4,641	265	9,567
Gross loans	$68,664	$80,761	$67,924	$217,349
Deferred loan fees and loans in process				3
Allowance for loan losses				2,316
Loans, net				$215,030

The following table sets forth, at December 31, 2003, the dollar amount of all loans due after December 31, 2004 and whether such loans had fixed interest rates or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$28,561	$42,129	$70,690
Commercial	8,378	45,541	53,919
Construction	50	614	664
Commercial	8,049	10,457	18,506
Consumer	4,365	541	4,906
Gross loans	$49,403	$99,282	$148,685

Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”).  Under the original terms of the Company’s non-accrual loans at December 31, 2003, interest earned on such loans for the year period ended December 31, 2003 would not have been significantly different than reported.

	At December 31,			At September 30,
	2003	2002	2001	2001	2000	1999
	(Dollars in thousands)
Total non-accrual loans	$1,205	$925	$1,033	$641	$505	$313
Accruing loans over 90 days past due	—	—	148	145	634	180
Real estate owned (“REO”)	281	402	257	233	171	147
Total nonperforming assets	$1,486	$1,327	$1,438	$1,019	$1,310	$640
Total nonperforming loans to total loans, net	0.6%	0.4%	0.4%	0.5%	0.6%	0.3%
Total nonperforming assets to total assets	0.4%	0.4%	0.4%	0.5%	0.5%	0.3%
Allowance for loan losses to non- performing loans	192.2%	277.3%	223.5%	181.2%	120.9%	267.3%

IV.                    Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	At December 31,			At September 30,
	2003	2002	2001	2001	2000	1999
	(Dollars in thousands)

Total loans outstanding	$215,030	$229,112	$240,979	$144,473	$191,514	$177,840

Average loans outstanding	$217,327	$233,311	$245,669	$164,165	$184,269	$176,318

Allowance balances (at beginning of period)	2,565	2,640	1,424	1,377	1,318	1,137
Provision (credit):
Real estate	—	—	—	—	—	—
Commercial and consumer	240	182	33	120	267	785
	240	182	33	120	267	785
Allowance of merged bank:
Real estate	—	—	483	—	—	—
Commercial and consumer…	—	—	755	—	—	—
	—	—	1,238	—	—	—
Charge-offs:
Real estate	(30)	(17)	(15)	(11)	(21)	—
Commercial and consumer	(524)	(302)	(49)	(149)	(331)	(658)
	(554)	(319)	(64)	(160)	(352)	(658)
Recoveries:
Real estate	—	30	—	9	—	—
Commercial and consumer	65	32	9	78	144	54
	65	62	9	87	144	54
Net (charge-offs) recoveries	(489)	(257)	(55)	(73)	(208)	(604)

Allowance balance (at end of period)	$2,316	$2,565	$2,640	$1,424	$1,377	$1,318

Allowance for loan losses as a percent of total loans outstanding	1.08%	1.12%	1.10%	0.99%	0.72%	0.74%
Net loans charged off as a percent of average loans outstanding (1)	0.23%	0.11%	0.09%	0.04%	0.11%	0.34%

(1)                Information for the three months ended December 31, 2001 is annualized.

The distribution of the Company’s allowance for losses on loans at the dates indicated and the percent of loans in each category to total loans is summarized in the following table.  This allocation reflects management’s judgment as to risks inherent in the types of loans indicated, but the general allowance included in the table are not restricted and are available to absorb all loan losses.  The amount allocated in the following table to any category should not be interpreted as an indication of expected actual charge-offs in that category.

	At December 31,						At September 30,
	2003		2002		2001		2001		2000		1999
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate	$910	72.6%	$1,026	76.5%	$1,188	79.9%	$789	90.1%	$771	91.7%	$759	88.8%
Commercial and consumer	1,406	27.4	1,539	23.5	1,452	20.1	635	9.9	606	8.3	559	11.2
Total	$2,316	100.0%	$2,565	100.0%	$2,640	100.0%	$1,424	100.0%	$1,377	100.0%	$1,318	100.0%

V.                                    Deposits

As of December 31, 2003, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $28.3 million.  The following table presents the maturities of these time certificates of deposit at December 31, 2003:

(Dollars in thousands)

3 months or less	$11,861
Over 3 months through 6 months	8,406
Over 6 months through 12 months	4,343
Over 12 months	3,684
Total	$28,294

VI.                                Return on Equity and Assets

	At or for the years ended December 31,		At or for the three months ended December 31,	At or for the years ended September 30,
	2003	2002	2001	2001	2000	1999

Return on average assets (1)	1.46%	1.35%	(0.72)%	1.13%	.97%	1.01%
Return on average equity (1)	11.53	11.31	(6.29)	10.17	10.23	10.09
Equity to total assets	12.74	12.03	11.50	13.03	9.44	9.18
Dividend payout ratio	27.63	27.57	NM	25.38	27.31	34.18

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II.

ITEM 5.                                           MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 5 of this Form 10-K from the section captioned “Stock Price Information” of the Company’s 2003 Annual Report to Stockholders for the year ended December 31, 2003 (attached as Exhibit 13.1).

ITEM 6.                                           SELECTED FINANCIAL DATA

The Company incorporates by reference the information called for by Item 6 of this Form 10-K from the sections entitled “Selected Financial and Other Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2003 Annual Report to Stockholders for the year ended December 31, 2003 (attached as Exhibit 13.1).

ITEM 7.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2003 Annual Report to Stockholders for the year ended December 31, 2003 (attached as Exhibit 13.1).

ITEM 7A.                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the information called for by Item 7A of this Form 10-K from the section entitled “Quantitative Disclosures About Market Risk” of the Company’s 2003 Annual Report to stockholders for the year ended December 31, 2003 (attached as Exhibit 13.1).

ITEM 8.                                           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company’s 2003 Annual Report to Stockholders for the year ended December 31, 2003 (attached as Exhibit 13.1).

ITEM 9.                                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITME 9A.                                  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART III.

ITEM 10.                                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Election of Directors” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 19, 2004 (the “2004 Proxy Statement”).

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

Executive Officers

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	51	President and Chief Executive Officer

Mark A. Herpich	36	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank

Patrick L. Alexander	51	President and Chief Executive Officer

Mark A. Herpich	36	Executive Vice President and Chief Financial Officer

Michael E. Scheopner	42	Executive Vice President, Credit Risk Manager

Mark J. Oliphant	51	Market President – Dodge City

Dean R. Thibault	52	Market President - Manhattan

ITEM 11.                                    EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors” and “Executive Compensation” of the 2004 Proxy Statement.

ITEM 12.                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2004 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2003 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	2,894	$15.98	170,750
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	2,894	$15.98	170,750

(1) Does not include options assumed by the Company in 2001 in connection with the merger of Landmark Bancshares, Inc. and MNB Bancshares, Inc. with and into the Company.  At the time of the merger, there were options issued under the previous companies’ plans, each of which was approved by stockholders of the respective company at the time of their adoption.  All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger.  As of December 31, 2003, there were options outstanding for an aggregate of 58,472 shares of the Company’s common stock under the prior plans with a weighted average exercise price of $13.03.

ITEM 13.                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” of the 2004 Proxy Statement.

ITEM 14.                                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Independent Public Accountants” of the 2004 Proxy Statement.

PART IV

ITEM 15.                                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 15(a)1 and 2.  Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are incorporated by reference from the Company’s 2003 Annual Report to Stockholders (attached as Exhibit 13.1).

Independent Auditors’ Report

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Earnings – Years ended December 31, 2003 and 2002, Three-month period ended December 31, 2001, and the Year Ended September 30, 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years ended December 31, 2003 and 2002, Three-month period ended December 31, 2001 and the Year Ended September 30, 2001

Consolidated Statements of Cash Flows – Years ended December 31, 2003 and 2002, Three-month period ended December 31, 2001 and Year Ended September 30, 2001

Notes to Consolidated Financial Statements

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

A report on Form 8-K was filed on February 6, 2004 to report the issuance of a press release announcing the Company’s results for the quarter and year ended December 31, 2003 and the declaration of a cash dividend to stockholders.

A report on Form 8-K was filed on November 21, 2003, to report the issuance of a press release announcing the Company’s declaration of a 5% stock dividend to stockholders.

A report on Form 8-K was filed on November 13, 2003, to announce pursuant to Item 5 that the Company entered into an Agreement and Plan of Merger with First Kansas Financial Corporation, a Kansas corporation.

A report on Form 8-K was filed on October 31, 2003, to report pursuant to Item 12 that the Company had issued a press release announcing earnings for the quarter and nine months ended September 30, 2003, and the declaration of a cash dividend to stockholders.

***

Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request.  The Company’s filings with the Securities and Exchange Commission are also available via the Internet at www.sec.gov, www.banklandmark.com or www.landmarkbancorpinc.com .

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

SIGNATURE		TITLE

/s/ Patrick L. Alexander	March 30, 2004	President, Chief Executive Officer and Director
Patrick L. Alexander	Date

/s/ Larry L. Schugart	March 30, 2004	Chairman of the Board
Larry L. Schugart	Date

/s/ Richard A. Ball	March 30, 2004	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 30, 2004	Director
Brent A. Bowman	Date

/s/ Joseph L. Downey	March 30, 2004	Director
Joseph L. Downey	Date

/s/ Jim W. Lewis	March 30, 2004	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 30, 2004	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 30, 2004	Director
Susan E. Roepke	Date

/s/ C. Duane Ross	March 30, 2004	Director
C. Duane Ross	Date

/s/ David H. Snapp	March 30, 2004	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file no. 000-33203)
3.2	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
4.1	Form of stock certificate	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.6	Rights Agreement between the Company and Landmark National Bank	the registrant’s Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000-33203)
10.7	Indenture dated as of December 19, 2003 between the Company and Wilmington Trust Company		X
13.1	2003 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of KPMG LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X