Form 10-Q
period 2004-03-31
LANDMARK BANCORP INC
filed 2004-05-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 5, 2004, the Registrant had outstanding 2,091,307 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,044,196	$7,708,115
Investment securities available for sale	100,606,310	99,746,365
Loans, net	211,064,556	214,295,940
Loans held for sale	1,666,338	734,456
Premises and equipment, net	3,667,031	3,631,102
Goodwill	1,971,178	1,971,178
Other intangible assets, net	937,859	959,532
Accrued interest and other assets	5,629,500	4,999,601

Total assets	$330,586,968	$334,046,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$251,368,202	$253,108,220
Federal Home Loan Bank borrowings	23,047,912	25,257,104
Other borrowings	8,498,000	8,498,000
Accrued expenses, taxes and other liabilities	4,545,451	4,610,862
Total liabilities	287,459,565	291,474,186

Stockholders’ equity:
Common stock, $0.01 par, 3,000,000 shares authorized, issued 2,230,435 and 2,207,807 shares, respectively	22,304	22,078
Additional paid-in capital	19,654,363	19,332,130
Retained earnings	25,805,547	25,213,188
Accumulated other comprehensive income	1,022,639	796,932
Treasury stock, at cost; 139,128 and 119,657 shares, respectively	(3,377,450)	(2,792,225)
Total stockholders’ equity	43,127,403	42,572,103

Total liabilities and stockholders’ equity	$330,586,968	$334,046,289

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$3,227,509	$3,819,834
Investment securities	811,325	809,811
Other	8,332	5,520
Total interest income	4,047,166	4,635,165

Interest expense:
Deposits	932,801	1,248,897
Borrowed funds	349,444	300,521
Total interest expense	1,282,245	1,549,418

Net interest income	2,764,921	3,085,747

Provision for loan losses	60,000	60,000

Net interest income after provision for loan losses	2,704,921	3,025,747

Non-interest income:
Fees and service charges	532,735	611,997
Gains on sale of loans	234,885	634,507
Gains on sale of investments	97,687	25,682
Other	81,501	69,042
Total non-interest income	946,808	1,341,228

Non-interest expense:
Compensation and benefits	1,217,804	1,213,100
Occupancy and equipment	319,046	312,377
Professional fees	78,694	122,779
Amortization	75,147	111,319
Data processing	78,865	80,079
Other	487,765	513,536
Total non-interest expense	2,257,321	2,353,190

Earnings before income taxes	1,394,408	2,013,785

Income tax expense	445,647	690,252

Net earnings	$948,761	$1,323,533

Earnings per share:
Basic	$0.45	$0.63
Diluted	$0.45	$0.62

Dividends per share	$0.17	$0.1524

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net cash used in operating activities	$(534,156)	$(481,971)

INVESTING ACTIVITIES
Net decrease in loans	3,028,649	5,384,675
Maturities and prepayments of investments available for sale	5,597,814	9,400,731
Purchase of investment securities available for sale	(6,264,643)	(11,743,301)
Proceeds from sale of investment securities available for sale	173,916	58,000
Payments received and proceeds from sale of foreclosed assets	64,215	179,120
Purchases of premises and equipment, net	(161,336)	(121,605)
Net cash provided by investing activities	2,438,615	3,157,620

FINANCING ACTIVITIES
Net decrease in deposits	(1,740,018)	(5,441,628)
Federal Home Loan Bank borrowings	4,100,000	14,950,000
Federal Home Loan Bank repayments	(6,309,192)	(15,544,906)
Purchase of 19,471 and 34,841 shares of treasury stock	(585,225)	(831,036)
Issuance of 22,628 and 18,556 shares of common stock under stock option plans	322,459	259,561
Payment of dividends	(356,402)	(322,530)
Net cash used in financing activities	(4,568,378)	(6,930,539)
Net decrease in cash	(2,663,919)	(4,254,890)
Cash and cash equivalents at beginning of period	7,708,115	11,448,684
Cash and cash equivalents at end of period	$5,044,196	$7,193,794

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,231,000	$1,557,000
Cash paid during period for taxes	$400,000	$825,000

Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$59,000	$26,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2003, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2003, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended March 31, 2004, are not necessarily indicative of the results expected for the year ending December 31, 2004.

2.             Earnings Per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the effect of all potential common shares outstanding during each period.  Earnings and dividends per share for all periods presented have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2003.

The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended March 31,
	2004	2003
Weighted average common shares outstanding (basic)	2,090,676	2,086,774
Dilutive stock options	18,146	33,578
Weighted average common shares (diluted)	2,108,820	2,120,352

3.             Comprehensive Income

The Company’s only component of other comprehensive income is the unrealized holding gains on available for sale securities.

	Three Months Ended March 31,
	2004	2003
Net earnings	$948,761	$1,323,533

Unrealized holding gains (losses)	461,729	(313,050)
Less reclassification adjustment for gains included in net earnings	97,687	25,682
Net unrealized gains (losses) on securities	364,042	(338,732)
Income tax expense (benefit)	138,335	(128,718)
Total comprehensive income	$1,174,468	$1,113,519

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

5.             Intangible Assets

The following table presents information about the Company’s intangible assets, which are being amortized in accordance with SFAS No. 142:

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$780,000	$(326,182)	$780,000	$(297,818)
Mortgage servicing rights	747,982	(263,941)	727,158	(249,808)
Total	$1,527,982	$(590,123)	$1,507,158	$(547,626)

Aggregate amortization expense for the three months ended March 31, 2004, and March 31, 2003, was $75,000 and $111,000, respectively.  The following is estimated amortization expense for the years ending December 31,:

Year	Amount
2004	$254,000
2005	240,000
2006	226,000
2007	112,000
2008	53,000

6.             Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105).  SAB 105 provides additional guidance in determining the fair market value of mortgage loan commitments.  The new guidance prohibits the inclusion of the expected cash flows related to the associated servicing of the loan when determining the fair value of the loan commitment.  This change in accounting tends to reduce the fair market value of the loan commitment and defers the income recognition resulting from the valuation of the commitment.  SAB 105 is effective for loan commitments accounted for as derivatives and entered into on or after April 1, 2004, at which time the Company will begin excluding these expected cash flows in its determination of fair value.  The Company does not believe that the effect of the change will be material to its financial statements.

7.             Subsequent Event

On April 1, 2004, the Company acquired all of the outstanding stock of First Kansas Financial Corporation (First Kansas) at a cost of $19.00 per share in cash.  First Kansas was a single thrift holding company based in Osawatomie, Kansas.  At March 31, 2004, First Kansas had total assets of approximately $150.0 million, including net loans and deposits of $73.2 million and $83.8 million, respectively.  The acquisition of First Kansas by the Company will be accounted for using the purchase method of accounting.  All financial information presented as of March 31, 2004, reflects only the operations of Landmark Bancorp, Inc.  The result of operations for First Kansas will be reported by the Company beginning April 1, 2004.  On a proforma basis, assuming the acquisition of First Kansas consummated on April 1, 2004, had occurred on March 31, 2004, Landmark Bancorp’s total assets would have been $479.9 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.  Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank.  Landmark Bancorp is listed on the Nasdaq Stock Market under the symbol “LARK”.  Landmark National Bank is dedicated to providing quality financial and banking services to its local communities.  Landmark National Bank originates commercial real estate and non-real estate loans, one-to-four family residential mortgage loans, consumer loans, multi-family residential mortgage loans, and home equity loans.  On April 1, 2004, we completed the cash acquisition of First Kansas Financial Corporation (First Kansas), which had total assets of approximately $150.0 million.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities.  Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans and investments.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance costs, data processing expenses and provision for loan losses.

We are significantly impacted by prevailing economic conditions including federal monetary and fiscal policies and federal regulations of financial institutions.  Deposit balances are influenced by numerous factors such as competing personal investments, the level of personal income and the personal rate of savings within our market areas.  Factors influencing lending activities include the demand for housing and the interest rate pricing competition from other lending institutions.

Our accounting principles and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  Critical accounting policies relate to loans and related earnings, investment securities and income taxes.  A description of these policies, which significantly affect the determination of our financial position, results of operations and cash flows, are summarized in Note 2, Summary of Significant Accounting Policies in the Notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Summary of Results.  Net earnings for the three months ended March 31, 2004, decreased $375,000, or 28.3%, to $949,000 as compared to the three months ended March 31, 2003.  This decline in net earnings was generally attributable to decreased gains on sale of loans and a decline in our net interest margin which was offset by reductions in non-interest expense.

The three months ended March 31, 2004, resulted in diluted earnings per share of $0.45 compared to $0.62 for the same period in 2003.  Return on average assets for the three months ended March 31, 2004, was 1.15% compared to 1.61% for the same period in 2003.  Return on average stockholders’ equity was 8.88% for the three months ended March 31, 2004, compared to 12.91% for the same period in 2003.

We continued our stock repurchase program during the first quarter of 2004, resulting in the repurchase of an additional 19,471 shares.  As of March 31, 2004, we held 139,128 shares as treasury stock at an average cost per share of $24.28.

The following table summarizes net income and key performance measures for the two periods presented.

	Three Months Ended March 31,
	2004	2003
Net earnings	$948,761	$1,323,533
Basic earnings per share	$0.45	$0.63
Diluted earnings per share	$0.45	$0.62
Earnings ratios:
Return on average assets (1)	1.15%	1.61%
Return on average equity (1)	8.88%	12.91%
Dividend payout ratio	37.78%	25.40%
Net interest margin (1)	3.53%	3.97%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended March 31, 2004, decreased $588,000, or 12.7%, to $4.0 million from $4.6 million for the three months ended March 31, 2003.  This decrease was primarily related to the decrease in rates as our interest earning assets repriced during 2003 and the first quarter of 2004.  Average loans for the quarter ended March 31, 2004, were lower at $212.4 million, compared to $227.0 million for the quarter ended March 31, 2003.  The decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Offsetting the decline attributable to lower loans outstanding was an increase in average investment securities from $89.3 million for the quarter ended March 31, 2003, to $99.3 million for the quarter ended March 31, 2004.

Interest Expense.  Interest expense during the three months ended March 31, 2004, decreased $267,000, or 17.2%, as compared to the same period of 2003.  For the three months ended March 31, 2004, interest expense on deposits decreased $316,000, or 25.3%, and interest expense on borrowings, consisting primarily of advances from the Federal Home Loan Bank of Topeka, increased $49,000, or 16.3%, during this time period.  The $8.2 million in trust preferred securities that we issued in mid-December 2003 resulted in additional interest expense during the first quarter of 2004.

Net Interest Income.  Net interest income decreased to $2.8 million, or by 10.4%, for the three months ended March 31, 2004, compared to $3.1 million for the three months ended March 31, 2003.  Average earning assets during the first three months of 2004 totaled $315.2 million, versus $315.4 million during the first three months of 2003.  The net interest margin for the three months ended March 31, 2004, was 3.53%, down from 3.97% for the three months ended March 31, 2003.  The decline in our net interest margin is primarily a result of a continued reduction in loans arising from payoffs and refinancings in the one-to-four family residential loan portfolio exceeding our ability to generate new commercial and consumer loans.  Also contributing to the decline in our net interest margin was the continued low interest rate environment during the first quarter of 2004 in which our assets have continued to reprice downward.  We have not been able to totally compensate for this continued asset repricing due to the fact that deposit liabilities have already been priced lower with little room left for continued downward adjustments.

Provision for Loan Losses.  The provision for loan losses remained at $60,000 for the three months ended March 31, 2004, compared to the three months ended March 31, 2003.  Our continuous review of the loan portfolio prompted no change in our provision during the past year.  One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At March 31, 2004, the allowance for loan losses was $2.4 million, or 1.1% of gross loans outstanding, compared to $2.3 million, or 1.1% of gross loans outstanding, at December 31, 2003.

Non-interest Income.  Non-interest income decreased $394,000, or 29.4%, for the three months ended March 31, 2004, to $947,000 from $1.3 million for the three months ended March 31, 2003.  The decrease in non-interest income reflected a decline of 63.0% in gains on sale of loans from $635,000 for the three months ended March 31, 2003, to $235,000 for the three months ended March 31, 2004, as residential mortgage financing activity dropped.  Also contributing to the decrease in non-interest income were decreased fees and service charges from $612,000 for the three months ended March 31, 2003, to $533,000 for the three months ended March 31, 2004, relating primarily to lower loan fees.  Mortgage refinancings and prepayments were much lower during the first quarter of 2004 as compared to the same period of 2003.  Mortgage refinancing activity is expected to continue to diminish during 2004 as many mortgage holders have already taken advantage of the low interest rates favorable for mortgage loan refinancing.

Partially offsetting these decreases in non-interest income was an increase in gains on sale of investments of $72,000 for the three months ended March 31, 2004 as compared to the same period of 2003.  This increase in gains on sale of investments resulted from equity security sales from our holding company’s investment portfolio.  We periodically sell equity securities based on performance and other indicators, and we could sell additional equity securities in future periods.  Our equity securities portfolio was $489,000, including unrealized gains of $285,000, at March 31, 2004.  We estimate that gains on sale of investments during the second quarter 2004 will continue, however, it is likely that they will be at a level less than the amount realized during the first quarter.

	Three Months Ended March 31,
	2004	2003
Non-interest income:
Fees and service charges	$532,735	$611,997
Gains on sales of loans	234,885	634,507
Gains on sales of investments	97,687	25,682
Other	81,501	69,042
Total non-interest income	$946,808	$1,341,228

Non-interest Expense.  Non-interest expense decreased $96,000, or 4.1%, to $2.3 million for the three months ended March 31, 2004, compared to the same period in 2003.  The decrease was primarily related to a decrease of $44,000 in professional fees, a $36,000 decrease in amortization expense, and a $26,000 decrease in other non-interest expense for the three months ended March 31, 2004, compared to the three months ended March 31, 2003.  Professional fees were higher for the three months ended March 31, 2003, as approximately $25,000 in legal fees had been incurred related to securing our “Landmark” trade name.  Amortization expense decreased as prepayment speeds on our mortgage servicing portfolio have diminished while other non-interest expense decreased due to reduced expenses relating to stationery, printing and office supplies.

	Three Months Ended March 31,
	2004	2003
Non-interest expense:
Compensation and benefits	$1,217,804	$1,213,100
Occupancy and equipment	319,046	312,377
Professional fees	78,694	122,779
Amortization	75,147	111,319
Data processing	78,865	80,079
Other	487,765	513,536
Total non-interest expense	$2,257,321	$2,353,190

Income Tax Expense.  Income tax expense decreased $245,000, or 35.4%, from $690,000 for the three months ended March 31, 2003, to $446,000 for the three months ended March 31, 2004.  This decrease in income tax expense resulted primarily from a decrease in taxable income.  In addition, the effective tax rate for the first quarter of 2004 decreased to 32.0% compared to 34.3% for the first quarter of 2003.  The reduction in the effective tax rate for the first quarter of 2004 as compared to the first quarter of 2003 resulted primarily from the revised projections related to investment tax credits.

Asset Quality and Distribution.  Total assets declined to $330.6 million at March 31, 2004, compared to $334.0 million at December 31, 2003.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, decreased $3.2 million during the three months ended March 31, 2004.  This decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Our loan portfolio composition continues to diversify as a result of paydowns and our planned expansion of commercial lending activities.  This is evidenced by our one-to-four family residential real estate loans comprising 37.9% of total loans as of December 31, 2003, and 36.0% of total loans as of March 31, 2004.

Our primary investing activities are the origination of mortgage, consumer, and commercial loans and the purchase of investment and mortgage-backed securities.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

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

We believe that the quality of the loan portfolio continues to be strong as evidenced by our low levels of past due and non-accrual loans.  Loans past due more than one month and less than 90 days as of March 31, 2004, totaled $2.1 million, as compared to $2.3 million at December 31, 2003.  As of March 31, 2004, loans with a balance of $1.6 million were on non-accrual status, or 0.72% of total loans, compared to a balance of $1.2 million loans on non-accrual status, or 0.55% of total loans, as of December 31, 2003.  In addition, the ratio of non-performing assets as a percentage of total assets increased from 0.45% as of December 31, 2003, to 0.59% as of March 31, 2004.  While the non-accrual loans and non-performing asset ratios have increased, the majority of the increase occurred in the one-to-four family residential loan portfolio.  Residential home loans comprised 87.7% of the $1.6 million non-accrual balance at March 31, 2004.  These loans have been underwritten according to our residential lending policies and are well secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of principal.

A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole.  While we are pleased that there appear to be numerous indications of emerging strength in the economy, we still have a concern for the outlook of the economy for the remainder of 2004.  The strengthening may not be sustainable and consumer confidence may be slow to respond to the positive effects, if any, on the economy.  These events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans.  Many financial institutions have experienced an increase in non-performing assets during the recent difficult economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that the allowance for losses on loans at March 31, 2004, was adequate.  While we believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

Liability Distribution.  Total deposits decreased $1.7 million to $251.4 million at March 31, 2004, from $253.1 million at December 31, 2003.  Borrowings decreased $2.3 million to $31.5 million at March 31, 2004, from $33.8 million at December 31, 2003.

Non-interest bearing demand accounts at March 31, 2004, were $23.9 million, or 9.5% of deposits, compared to $20.5 million, or 8.1% of deposits, at December 31, 2003.  Money market and NOW demand accounts decreased to $74.5 million at March 31, 2004, from $77.0 million at December 31, 2003, and were 29.4% of total deposits while savings accounts increased to $15.7 million from $14.8 million during the same period.  Certificates of deposit decreased to $137.3 million at March 31, 2004, from $140.8 million at December 31, 2003.  The reduction of certificates of deposit is reflective of our excess liquidity position in that we were not bidding aggressively on public deposits during the past three months.

Certificates of deposit at March 31, 2004, which were scheduled to mature in one year or less, totaled $81.1 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of March 31, 2004, for the periods indicated.

Contractual Cash Obligations	Total	One Year and Less	One to Three Years	Four to Five Years	More than Five Years

Operating leases	$103,391	$100,191	$3,200	$—	$—
Service contracts	2,420,000	660,000	1,760,000	—	—
FHLB advances	23,047,912	6,000,000	6,000,000	4,000,000	7,047,912
Other borrowings	8,248,000	—	—	—	8,248,000

Total contractual obligations	$33,819,303	$6,760,191	$7,763,200	$4,000,000	$15,295,912

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The level of these assets is dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $105.7 million at March 31, 2004, and $107.5 million at December 31, 2003.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At March 31, 2004, we had outstanding Federal Home Loan Bank advances of $23.0 million and no borrowings outstanding on our line of credit with the Federal Home Loan Bank.  At March 31, 2004, our total borrowing capacity with the Federal Home Loan Bank was $58.6 million.  We also had other borrowings of $8.2 million at March 31, 2004, which included $8.2 million of subordinated debentures and $250,000 in repurchase agreements.  We have obtained a $9.0 million loan commitment from an unrelated financial institution to provide financing for the First Kansas acquisition.  On April 1, 2004, we borrowed $7.0 million on this loan to consummate the acquisition of First Kansas.

At March 31, 2004, we had outstanding loan commitments, excluding standby letters of credit, of $32.1 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

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

At March 31, 2004, we continued to maintain a sound leverage ratio of 14.5% and a total risk based capital ratio of 23.4%.  As shown by the following table, our capital exceeded the minimum capital requirements at March 31, 2004 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$47,879	14.5%	4.0%	$13,224
Tier 1 Capital	$47,879	22.3%	4.0%	$8,593
Total Risk Based Capital	$50,237	23.4%	8.0%	$17,186

At March 31, 2004, our subsidiary bank continued to maintain a sound leverage ratio of 10.7% and a total risk based capital ratio of 17.7%.  As shown by the following table, our bank’s capital exceeded the minimum capital requirements at March 31, 2004 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$35,387	10.7%	4.0%	$13,258
Tier 1 Capital	$35,387	16.6%	4.0%	$8,540
Total Risk Based Capital	$37,745	17.7%	8.0%	$17,081

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of March 31, 2004, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

During December 2003, we issued $8.2 million in trust preferred securities.  In accordance with current regulatory capital guidelines, this amount has been included in our Tier 1 capital ratios as of March 31, 2004.  Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at December 31, 2003, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ change in net interest income	% of net interest income
100 basis point rising	$297,471	2.6%
200 basis point rising	580,195	5.0%
100 basis point falling	(273,293)	(2.3)%

We believe that no significant changes in our interest rate sensitivity position have occurred since December 31, 2003.  We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short-term timing differences between the repricing of assets and liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides information about purchases by the Company and its affiliated purchasers during the quarter ended March 31, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan

January 1-31, 2004	—	—	—	77,888
February 1-29, 2004	8,775	$30.12	8,775	69,113
March 1-31, 2004	10,696	$30.00	10,696	58,417
Total	19,471	$30.06	19,471	58,417

(1)   We repurchased an aggregate of 42,383 shares of our common stock pursuant to the repurchase program that we publicly announced in November 2003 (the Program).

(2)   Our Board of Directors approved the repurchase by us up to an aggregate of 100,800 shares of our common stock pursuant to the Program.  Unless terminated earlier by resolution of the Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.	Exhibits

	Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

	Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

A report on Form 8-K was filed on April 30, 2004, to report pursuant to Item 12 that the Company had issued a press release announcing earnings for the three months ended March 31, 2004, and the declaration of a cash dividend to stockholders.

A report on Form 8-K was filed on April 1, 2004, to report pursuant to Item 2 that the Company had issued a press release announcing the acquisition of First Kansas Financial Corporation.  On May 10, 2004, the Company amended this report on Form 8-K/A to report First Kansas Financial Corporation’s historical financial statements and pro forma financial information for the combined companies as of March 31, 2004.

A report on Form 8-K was filed on February 6, 2004, to report under Item 12 that the Company had issued a press release announcing earnings for the three months ended and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 14, 2004	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 14, 2004	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer