Form 10-Q
period 2004-06-30
LANDMARK BANCORP INC
filed 2004-08-13
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from _______ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes __  No X

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of August 10, 2004, the Registrant had outstanding 2,077,754 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS	(Unaudited)
Cash and cash equivalents	$13,936,660	$7,708,115
Investment securities available for sale	151,213,921	99,746,365
Loans, net	288,729,831	214,295,940
Loans held for sale	608,128	734,456
Premises and equipment, net	5,353,241	3,631,102
Goodwill	8,118,166	1,971,178
Other intangible assets, net	1,576,168	959,532
Accrued interest and other assets	8,245,335	4,999,601

Total assets	$477,781,450	$334,046,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$337,453,225	$253,108,220
Federal Home Loan Bank borrowings	79,134,382	25,257,104
Other borrowings	15,453,000	8,498,000
Accrued expenses, taxes and other liabilities	3,356,836	4,610,862
Total liabilities	435,397,443	291,474,186

Stockholders’ equity:
Common stock, $0.01 par, 3,000,000 shares authorized, 2,230,435 and 2,207,807 shares issued, respectively	22,304	22,078
Additional paid-in capital	19,676,678	19,332,130
Retained earnings	26,524,812	25,213,188
Accumulated other comprehensive (loss) income	(62,229)	796,932
Treasury stock, at cost; 152,681 and 119,657 shares, respectively	(3,777,558)	(2,792,225)
Total stockholders’ equity	42,384,007	42,572,103

Total liabilities and stockholders’ equity	$477,781,450	$334,046,289

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Interest income:
Loans	$4,130,635	$3,655,231
Investment securities	1,204,938	642,076
Other	10,769	14,291
Total interest income	5,346,342	4,311,598

Interest expense:
Deposits	1,035,768	1,159,028
Borrowed funds	880,225	295,022
Total interest expense	1,915,993	1,454,050

Net interest income	3,430,349	2,857,548

Provision for loan losses	120,000	60,000

Net interest income after provision for loan losses	3,310,349	2,797,548

Non-interest income:
Fees and service charges	931,422	670,655
Gains on sale of loans	223,145	492,290
Gains on sale of investments	32,103	-
Other	107,515	82,111
Total non-interest income	1,294,185	1,245,056

Non-interest expense:
Compensation and benefits	1,515,074	1,209,841
Occupancy and equipment	424,622	312,547
Amortization	108,219	111,791
Professional fees	82,222	65,504
Data processing	130,500	83,169
Other	740,123	507,148
Total non-interest expense	3,000,760	2,290,000

Earnings before income taxes	1,603,774	1,752,604

Income tax expense	528,987	537,198

Net earnings	$1,074,787	$1,215,406

Earnings per share:
Basic	$0.52	$0.58
Diluted	$0.51	$0.57

Dividends per share	$0.17	$0.1524

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Interest income:
Loans	$7,358,144	$7,475,065
Investment securities	2,016,263	1,448,463
Other	19,101	23,235
Total interest income	9,393,508	8,946,763

Interest expense:
Deposits	1,968,569	2,407,925
Borrowed funds	1,229,669	595,543
Total interest expense	3,198,238	3,003,468

Net interest income	6,195,270	5,943,295

Provision for loan losses	180,000	120,000

Net interest income after provision for loan losses	6,015,270	5,823,295

Non-interest income:
Fees and service charges	1,464,157	1,282,652
Gains on sale of loans	458,030	1,126,797
Gains on sale of investments	129,790	25,682
Other	189,016	151,153
Total non-interest income	2,240,993	2,586,284

Non-interest expense:
Compensation and benefits	2,732,878	2,422,941
Occupancy and equipment	743,668	624,924
Amortization	183,366	223,110
Professional fees	160,916	188,283
Data processing	209,365	163,248
Other	1,227,888	1,020,684
Total non-interest expense	5,258,081	4,643,190

Earnings before income taxes	2,998,182	3,766,389

Income tax expense	974,634	1,227,450

Net earnings	$2,023,548	$2,538,939

Earnings per share:
Basic	$0.97	$1.21
Diluted	$0.96	$1.19

Dividends per share	$0.34	$0.3048

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Net cash provided by (used in) operating activities	$3,040,227	$(775,674)

INVESTING ACTIVITIES
Net (increase) decrease in loans	(1,249,834)	15,974,584
Maturities and prepayments of investments available for sale	14,228,672	27,593,951
Purchase of investment securities available for sale	(4,674,989)	(25,308,886)
Proceeds from sale of investment securities available for sale	241,874	58,000
Payments received and proceeds from sale of foreclosed assets	66,915	318,635
Net cash paid in FKAN acquisition	(8,788,732)	-
Purchases of premises and equipment, net	(320,364)	(221,895)
Net cash (used in) provided by investing activities	(496,458)	18,414,389

FINANCING ACTIVITIES
Net increase (decrease) in deposits	300,643	(9,362,948)
Federal Home Loan Bank borrowings	18,300,000	22,650,000
Federal Home Loan Bank repayments	(20,518,384)	(23,361,248)
Proceeds from other borrowings	7,395,000	-
Repayments on other borrowings	(440,000)	-
Purchase of 33,024 and 34,841 shares of treasury stock	(985,333)	(831,036)
Issuance of 22,628 and 20,456 shares of common stock under stock option plan	344,774	287,731
Payment of dividends	(711,924)	(641,500)
Net cash provided by (used in) financing activities	3,684,776	(11,259,001)
Net increase in cash and cash equivalents	6,228,545	6,379,714
Cash and cash equivalents at beginning of period	7,708,115	11,448,684
Cash and cash equivalents at end of period	$13,936,660	$17,828,398

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$2,536,000	$3,033,000
Cash paid during period for taxes	$650,000	$1,325,000

Supplemental schedule of noncash investing activities:
Transfer of loans to real estate owned	$442,000	$214,000
Bank acquisition:
Fair value of liabilities assumed	$140,619,000	$-
Fair value of assets acquired	$149,408,000	$-

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2003, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2003, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim periods ended June 30, 2004, are not necessarily indicative of the results expected for the year ending December 31, 2004.

2.                                      Acquisition of First Kansas Financial Corporation

On April 1, 2004, the Company acquired all of the outstanding stock of First Kansas Financial Corporation (“First Kansas”) at a cost of $19.00 per share in cash.  First Kansas was a single thrift holding company based in Osawatomie, Kansas.  At March 31, 2004, First Kansas had total assets of approximately $150 million, including loans and deposits of approximately $74 million and $84 million, respectively.  The acquisition of First Kansas by the Company was accounted for using the purchase method of accounting.  The cost in excess of the tangible and identifiable intangible net assets acquired has been recorded as goodwill.  The Company recorded a core deposit intangible of $710,000 and goodwill attributable to the acquisition of First Kansas of $6.1 million, none of which is expected to be deductible for tax purposes.

The accompanying consolidated financial statements as of and for the three months ended June 30, 2004, include the accounts of the Company and, commencing April 1, 2004, First Kansas.  The consolidated financial statements for periods prior to April 1, 2004, are Landmark Bancorp, Inc.’s historical financial statements.  Pro forma information, as if the acquisition was consummated January 1, 2003, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Actual)
Revenue	$6,640,527	$7,550,000	$13,463,000	$15,537,000
Net earnings	$1,074,787	$1,390,000	$ 2,101,000	$ 2,859,000
Diluted earnings per share	$0.51	$0.66	$1.00	$1.35

3.                                    Stock Based Compensation

The Company utilizes the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123 establishes a fair-value method of accounting for employee stock options or similar equity instruments. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The fair value is recognized as additional compensation expense over the option vesting period, which is typically three to five years.

4.                                      Earnings per Share

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

The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding (basic)	2,080,581	2,082,574	2,085,623	2,090,647
Dilutive stock options	13,133	31,534	15,352	34,718
Weighted average common shares (diluted)	2,093,714	2,114,108	2,100,975	2,125,365

5.                                      Comprehensive Income/(Loss)

The Company’s only component of other comprehensive income/(loss) is the unrealized holding gains/(losses) on available for sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$1,074,787	$1,215,406	$2,023,548	$2,538,939

Unrealized holding (losses)/gains	(1,717,684)	(229,681)	(1,255,955)	(542,731)
Less reclassification adjustment for gains included in net earnings	32,103	-	129,790	25,682
Net unrealized (losses)/gains on securities	(1,749,787)	(229,681)	(1,385,745)	(568,413)

Income tax (benefit)/expense	(664,919)	(87,279)	(526,584)	(215,997)
Total comprehensive income	$(10,081)	$1,073,004	$1,164,387	$2,186,523

6.                                      Other Intangible Assets

The following table presents information about the Company’s other intangible assets, which are being amortized in accordance with SFAS No. 142:

	June 30, 2004		December 31, 2003
Amortized intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit premium	$1,490,000	$(386,818)	$780,000	$(297,818)
Mortgage servicing rights	756,153	(283,167)	727,158	(249,808)
Total	$2,246,153	$(669,985)	$1,507,158	$(547,626)

Aggregate amortization expense for the three months ended June 30, 2004, and June 30, 2003, was $108,000 and $111,000, respectively.  Aggregate amortization expense for the six months ended June 30, 2004, and June 30, 2003, was $183,000 and $223,000, respectively.  The following is estimated amortization expense for the years ending December 31:

Year	Amount
2004	$351,000
2005	359,000
2006	332,000
2007	206,000
2008	132,000

7.                                      Guarantees

The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance commercial and standby letters of credit. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements.

The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2034 and are redeemable beginning in 2009. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $18.2 million at June 30, 2004.  The Company had a recorded liability of $8.3 million of principal and accrued interest to date, representing amounts owed to the Trust, at June 30, 2004.

8.                                    Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105).  SAB 105 provides additional guidance in determining the fair market value of mortgage loan commitments.  The new guidance prohibits the inclusion of the expected cash flows related to the associated servicing of the loan when determining the fair value of the loan commitment.  This change in accounting tends to reduce the fair market value of the loan commitment and defers the income recognition resulting from the valuation of the commitment.  SAB 105 is effective for loan commitments accounted for as derivatives and entered into on or after April 1, 2004, at which time the Company began excluding these expected cash flows in its determination of fair value.  The effect of the change was not material to the Company’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.  Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank.  Landmark Bancorp is listed on the Nasdaq Stock Market National Market System under the symbol “LARK”.  Landmark National Bank is dedicated to providing quality financial and banking services to its local communities.  Landmark National Bank originates commercial real estate and non-real estate loans, one-to-four family residential mortgage loans, consumer loans, multi-family residential mortgage loans, and home equity loans.

Our accounting principles and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry.  Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, and accounting for income taxes.  A description of these policies, which significantly affect the determination of our financial position, results of operations and cash flows, are summarized in Note 2, Summary of Significant Accounting Policies in the Notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

On April 1, 2004, we completed the cash acquisition of First Kansas Financial Corporation (“First Kansas”), which had total assets of approximately $150 million, including loans and deposits of $74 million and $84 million, respectively.  First Kansas had branches in Osawatomie, Paola, Louisburg, Fort Scott, Beloit, and Phillipsburg, Kansas.  Our acquisition of First Kansas was accounted for using the purchase method of accounting.  The cost in excess of the tangible and identifiable intangible net assets acquired has been recorded as goodwill.  We recorded a core deposit intangible of $710,000 and goodwill attributable to the acquisition of First Kansas of $6.1 million, none of which is expected to be deductible for tax purposes.  All financial information presented for periods prior to April 1, 2004, reflects only the operations of Landmark Bancorp.  The results for the quarter ended June 30, 2004, include First Kansas’ results of operations since April 1, 2004.

During June 2004, we entered into definitive agreements to sell our newly acquired Beloit and Phillipsburg branches primarily because these small branches are outside our current geographic range of operations.  The transactions are subject to regulatory approval and are expected to close during the third quarter of 2004.  Upon consummation of the transactions, we will sell approximately $8.4 million in deposits and approximately $2.4 million in loans and fixed assets associated with the Beloit branch and approximately $5.2 million in deposits and approximately $936,000 in loans and fixed assets related to the Phillipsburg branch.  No gain or loss will result from these transactions, rather proceeds received in excess of the net assets sold will result in an adjustment to goodwill and other intangible assets.

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

Summary of Results.  Net earnings for the three months ended June 30, 2004, decreased $141,000, or 11.6%, to $1.1 million as compared to the three months ended June 30, 2003.  This decline in net earnings was generally attributable to increased non-interest expense which was partially offset by an improvement in net interest income.

Net earnings for the six months ended June 30, 2004, decreased $515,000, or 20.3%, to $2.0 million as compared to the six months ended June 30, 2003.  This decline in net earnings was generally attributable to decreased gains on sales of loans and increased non-interest expense which was offset by a slight increase in net interest income.

The three months ended June 30, 2004, resulted in diluted earnings per share of $0.51 compared to $0.57 for the same period in 2003.  Return on average assets was 0.90% for the period compared to 1.49% for the same period in 2003.  Return on average stockholders’ equity was 10.11% for the period compared to 11.62% for the same period in 2003.

The six months ended June 30, 2004, resulted in diluted earnings per share of $0.96 compared to $1.19 for the same period in 2003.  Return on average assets was 1.00% for the period compared to 1.55% for the same period in 2003.  Return on average stockholders’ equity was 9.55% for the period compared to 12.26% for the same period in 2003.

We continued our stock repurchase program during the first six months of 2004, resulting in the repurchase of an additional 33,024 shares.  Under the current stock repurchase program authorized by our Board of Directors, as of June 30, 2004, we can repurchase an additional 44,800 shares of our common stock.  As of June 30, 2004, we held 152,681 shares as treasury stock at an average cost per share of $24.74.

The following table summarizes net earnings and key performance measures for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings:
Basic earnings per share	$0.52	$0.58	$0.97	$1.21
Diluted earnings per share	$0.51	$0.57	$0.96	$1.19
Earnings ratios:
Return on average assets (1)	0.90%	1.49%	1.00%	1.55%
Return on average equity (1)	10.11%	11.62%	9.55%	12.26%
Dividend payout ratio	33.33%	26.74%	35.42%	25.61%
Net interest margin (1)	3.08%	3.84%	3.26%	3.70%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended June 30, 2004, increased $1.0 million, or 24.0%, to $5.3 million from $4.3 million in the same period of 2003, primarily as a result of the First Kansas acquisition.  Average loans for the quarter ended June 30, 2004, increased to $286.9 million from $218.2 million for the quarter ended June 30, 2003.   The increase in average loans was primarily the result of the acquisition of First Kansas, which had approximately $74.1 million in gross loans at March 31, 2004.  Interest income on loans increased $475,000, or 13.0%, to $4.1 million for the quarter ended June 30, 2004.  Average investment securities also increased as a result of the First Kansas acquisition, from $87.6 million for the quarter ended June 30, 2003, to $157.1 million for the quarter ended June 30, 2004.  First Kansas had approximately $62.8 million in investment securities at March 31, 2004.  Interest income on investment securities increased $563,000, or 87.7%, to $1.2 million for the quarter ended June 30, 2004.

Interest income for the six months ended June 30, 2004, increased $447,000, or 5.0%, to $9.4 million from $8.9 million in the same period of 2003.  This increase was primarily the result of the First Kansas acquisition, being offset by the decrease in interest rates experienced as interest earning assets repriced during 2003 and the first six months of 2004.  Average loans for the first six months of 2004 increased from to $250.9 million from $221.2 million for the first six months of 2003.  The increase in average loans was primarily the result of the acquisition of First Kansas.  Interest income on loans decreased $117,000, or 1.6%, to $7.4 million for the six months ended June 30, 2004.  Average investment securities also increased as a result of the First Kansas acquisition, from $88.5 million for the six months ended June 30, 2003, to $128.2 million for the same period of 2004.  Interest income on investment securities increased $564,000, or 38.9%, to $2.0 million for the six months ended June 30, 2004.

Interest Expense.  Interest expense during the three months ended June 30, 2004, increased $462,000, or 31.8%, as compared to the same period of 2003.  For the three months ended June 30, 2004, interest expense on deposits decreased $123,000, or 10.6%.  The decrease in interest expense on deposits resulted primarily from the decline in interest rates and associated repricing of deposits as they matured.  Interest expense on borrowings increased $585,000, or 198.4%.  The increase in interest expense on borrowings resulted primarily from additional advances from the Federal Home Loan Bank of approximately $56.4 million which we assumed through the acquisition of First Kansas, the $8.2 million in trust preferred securities that we issued in December 2003, and the $7.0 million that we borrowed in April 2004 from an unaffiliated financial institution to consummate the acquisition of First Kansas.  The full commitment of this loan was $9.0 million at an interest rate equal to prime less 0.5%.  Concurrently, we entered into a swap agreement that fixed the rate on $3.0 million of these borrowings at 5.68% for five years.

Interest expense during the six months ended June 30, 2004, increased $195,000, or 6.5%, as compared to the same period of 2003.  For the six months ended June 30, 2004, interest expense on deposits decreased $439,000, or 35.2%.  The decrease in interest expense on deposits resulted primarily from the decline in interest rates and the repricing of maturing deposits at these lower rates.  Interest expense on borrowings increased $634,000, or 106.5%.  The increase in interest expense on borrowings resulted primarily from additional advances from the Federal Home Loan Bank of approximately $56.4 million which we assumed through the acquisition of First Kansas, the $8.2 million in trust preferred securities that we issued in December 2003, and the $7.0 million that we borrowed in April 2004 to consummate the acquisition of First Kansas.

Net Interest Income.  Net interest income for the three months ended June 30, 2004, totaled $3.4 million, a 20.1% increase, as compared to $2.9 million for the three months ended June 30, 2003, resulting primarily from the acquisition of First Kansas.  Average earning assets also increased during the second quarter of 2004 as a result of the First Kansas acquisition, increasing to $448.1 million from $309.6 million for the second quarter of 2003.  The net interest margin on earning assets was 3.08% for the second quarter of 2004, down from 3.70% during the second quarter of 2003.  The refinancings and paydowns in the residential mortgage portfolio exceeded the commercial loan growth during 2003, resulting in the excess liquidity being invested into lower yielding investment securities.  In addition, the prolonged low-rate environment has caused the net interest margin to compress as assets have continued to reprice downward with little room left for liability repricing.

Net interest income for the six months ended June 30, 2004, totaled $6.2 million, a 4.2% increase, as compared to $5.9 million for the six months ended June 30, 2003, primarily as a result of the First Kansas acquisition.  Average earning assets also increased during the first six months of 2004 as a result of the acquisition of First Kansas, increasing to $381.7 million from $312.4 million for the same period of 2003.  The net interest margin on earning assets was 3.26% for the first six months of 2004, down from 3.84% during the first six months of 2003.  The refinancings and paydowns in the residential mortgage portfolio exceeded the commercial loan growth during 2003, resulting in the excess liquidity being invested into lower yielding investment securities.  In addition, the prolonged low-rate environment has caused the net interest margin to compress as assets have continued to reprice with little room left for liability repricing.

Provision for Loan Losses.  The provision for loan losses for the three months ended June 30, 2004, was $120,000, compared to a provision of $60,000 during the three months ended June 30, 2003.  Our continuous review of the loan portfolio prompted an increase in our provision relating primarily to our commercial loan growth.  At June 30, 2004, and December 31, 2003, the allowance for loan losses was $2.8 million and $2.3 million, or 1.0% and 1.1%, respectively, of gross loans outstanding.  The provision for loan losses for the six months ended June 30, 2004, was $180,000 compared to a provision of $120,000 for the same period in 2003.  First Kansas had an allowance for loan losses approximating $352,000 at March 31, 2004.

Non-interest Income.  Non-interest income increased $49,000, or 4.0%, for the three months ended June 30, 2004, to $1.3 million compared to the three months ended June 30, 2003.  The increase in non-interest income reflected increased fees and service charges from $671,000 for the three months ended June 30, 2003, to $931,000 for the three months ended June 30, 2004, relating primarily to increased deposit service charges as a result of the First Kansas acquisition.  Also contributing to the increase in non-interest income was the gain on sale of investments of $32,000 during the second quarter of 2004.  Offsetting the increase in non-interest income was a decline of 54.7% in the gains on sale of loans from $492,000 for the three months ended June 30, 2003, to $223,000 for the same period of 2004.  In addition, loan fees were lower during the second quarter of 2004 as compared to the second quarter of 2003.  Mortgage refinancing and prepayments were much lower during the second quarter of 2004 as compared to the same period of 2003 as many mortgage holders had already taken advantage of the low interest rates favorable for mortgage refinancing and because rates have risen.  Mortgage origination and refinancing activity is expected to continue at levels similar to the second quarter of 2004 during the third quarter.

Non-interest income decreased $345,000, or 13.4%, for the six months ended June 30, 2004, to $2.2 million compared to the six months ended June 30, 2003.  The decrease in non-interest income reflects a 59.4% decline in the gains on sale of loans from $1.1 million for the six months ended June 30, 2003, to $458,000 for the six months ended June 30, 2004.  Loan fees were also lower during the six months ended June 30, 2004, as compared to the same period of 2003.  The decrease in non-interest income was partially offset by increased fees and service charges of $182,000 to $1.5 million for the six months ended June 30, 2004, as compared to the same period of 2003, relating primarily to increased deposit service charges as a result of the First Kansas acquisition.   An increase of $104,000 in gains on sale of investments for the six month period ended June 30, 2004, as compared to the six months ended June 30, 2003, also partially offset the overall decrease in non-interest income.  Mortgage refinancing and prepayments were much lower during the first half of 2004 as compared to the same period of 2003 as many mortgage holders had already taken advantage of the low interest rates favorable for mortgage refinancing and because rates have risen.  Mortgage origination and refinancing activity is expected to remain relatively stable during the remainder of 2004.

The increases in gains on sale of investments for the three months ended and six months ended June 30, 2004, resulted from equity security sales from our holding company’s investment portfolio.  We periodically sell equity securities based on performance and other indicators, and we could sell additional equity securities in future periods.  Our equity securities portfolio was $1.4 million, including unrealized gains of $500,000, at June 30, 2004.  Although circumstances could change, we do not anticipate any significant gains on sale of investments during the third quarter 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Non-interest income:
Fees and service charges	$ 931,422	$ 670,655	$1,464,157	$1,282,652
Gains on sales of loans	223,145	492,290	458,030	1,126,797
Gains on sales of investments	32,103	-	129,790	25,682
Other	107,515	82,111	189,016	151,153
Total non-interest income	$1,294,185	$1245,056	$2,240,993	$2,586,284

Non-interest Expense.  Non-interest expense increased $711,000, or 31.0%, to $3.0 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003.  This increase in non-interest expense resulted primarily from increased expenses associated with the operations of the branches acquired from First Kansas including compensation and benefits, occupancy and equipment and data processing.

Non-interest expense increased $615,000, or 13.2%, to $5.3 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003.  The increase in non-interest expense for the first six months of 2004 as compared to the same period of 2003 resulted primarily from expenses associated with the operations of the branches acquired from First Kansas.  Offsetting this increase in non-interest expense was a decrease of $27,000 in professional fees, and a $40,000 decrease in amortization expense for the six months ended June 30, 2004, compared to the six months ended June 30, 2003.  Professional fees were higher for the six months ended June 30, 2003, as approximately $25,000 in legal fees had been incurred related to securing our “Landmark” trade name.  Amortization expense has decreased as prepayment speeds on our mortgage servicing portfolio have slowed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Non-interest expense:
Compensation and benefits	$1,515,074	$1,209,841	$2,732,878	$2,422,941
Occupancy and equipment	424,622	312,547	743,668	624,924
Amortization	108,219	111,791	183,366	223,110
Professional fees	82,222	65,504	160,916	188,283
Data processing	130,500	83,169	209,365	163,248
Other	740,123	507,148	1,227,888	1,020,684
Total non-interest expense	$3,000,760	$2,290,000	$5,258,081	$4,643,190

Income Tax Expense.  Income tax expense decreased $8,000, or 1.5%, from $537,000 for the three months ended June 30, 2003, to $529,000 for the three months ended June 30, 2004.  The decrease in income tax expense for the three months ended June 30, 2004, resulted primarily from a decrease in taxable income.  The effective tax rate for the second quarter of 2004 was 33.0% compared to 30.7% for the second quarter of 2003.  The increase in the effective tax rate for the second quarter of 2004 as compared to the second quarter of 2003 resulted from reduced taxes recorded during the second quarter of 2003 related to revised projections on investment tax credits received during that quarter.

Income tax expense decreased $253,000, or 20.6%, from $1.2 million for the six months ended June 30, 2003, to $975,000 for the six months ended June 30, 2004.  The decrease in income tax expense for the six months ended June 30, 2004, resulted primarily from a decrease in taxable income.  The effective tax rate for the six months ended June 30, 2004, was 32.5% compared to 32.6% for the same period of 2003.

Asset Quality and Distribution.  Total assets increased to $477.8 million at June 30, 2004, compared to $334.0 million at December 31, 2003.  This increase was primarily attributable to the acquisition of First Kansas consummated on April 1, 2004.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, increased $74.4 million during the six months ended June 30, 2004.  This increase was primarily the result of the acquisition of First Kansas on April 1, 2004.  The majority of loans acquired from First Kansas were one-to-four family residential loans.  As of June 30, 2004, our one-to-four family residential loans comprised 49.8% of totals loans.  We plan to continue to diversify our loan portfolio composition through our continued planned expansion of commercial lending activities.

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

We believe that the quality of the loan portfolio continues to be strong as evidenced by our low levels of past due and non-accrual loans.  Loans past due more than one month and less than 90 days as of June 30, 2004, totaled $4.7 million, as compared to $2.3 million at December 31, 2003.  This increase was impacted by one commercial real estate loan with a balance of approximately $1.5 million at June 30, 2004.  This loan was past due as a result of technical document exceptions which were in the process of being resolved at June 30, 2004, and were subsequently resolved in early July.  As of

June 30, 2004, loans with a balance of $1.7 million were on non-accrual status, or 0.59% of total loans, compared to a balance of $1.2 million loans on non-accrual status, or 0.55% of total loans, as of December 31, 2003.  In addition, the ratio of non-performing assets as a percentage of total assets increased from 0.45% as of December 31, 2003, to 0.58% as of June 30, 2004.  While the non-accrual loans and non-performing asset ratios have increased, the majority of the increase occurred in the one-to-four family residential loan portfolio.  Residential home loans comprised 86.5% of the $1.7 million non-accrual balance at June 30, 2004.  These loans have been underwritten according to our residential lending policies and are well secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of principal.

A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole.  We are pleased that there appear to be numerous indications of emerging strength in the economy, including the Federal Open Market Committee raising the target for the Federal Funds rate by 25 basis points on June 30, 2004, and again by 25 basis points on August 10, 2004.  The outlook of the economy for the remainder of 2004, however, depends on whether the strengthening will be sustainable and how quickly consumer confidence responds to the positive effects, if any, on the economy.  Based on the outcomes, these events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans.  Many financial institutions have experienced an increase in non-performing assets during the recent difficult economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that the allowance for losses on loans at June 30, 2004, is adequate.  While we believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

Liability Distribution.  Total deposits increased $84.3 million to $337.4 million at June 30, 2004, from $253.1 million at December 31, 2003.  The amount of deposits acquired in the April 2004 acquisition of First Kansas approximated $84.2 million.  Borrowings increased $60.8 million to $94.6 million at June 30, 2004, from $33.8 million at December 31, 2003.  The amount of borrowings acquired in the First Kansas acquisition approximated $56.4 million.  In April 2004, we borrowed $7.0 million from an unrelated financial institution to fund the acquisition of First Kansas.

Non-interest bearing demand accounts at June 30, 2004, were $25.4 million, or 7.5% of deposits, compared to $20.5 million, or 8.1% of deposits, at December 31, 2003.  Certificates of deposit increased to $170.2 million at June 30, 2004, from $140.8 million at December 31, 2003.  Money market and NOW demand accounts increased to $116.1 million at June 30, 2004, from $77.0 million at December 31, 2003, and were 34.4% of total deposits.  Savings accounts increased to $25.8 million at June 30, 2004, from $14.8 million at December 31, 2003.

Certificates of deposit at June 30, 2004, which were scheduled to mature in one year or less, totaled $105.7 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of June 30, 2004, for the periods indicated.

Contractual Cash		One Year	One to	Four to	More than
Obligations	Total	or Less	Three Years	Five Years	Five Years

Operating leases	$10,400	$9,600	$800	$-	$-
Service contracts	2,665,000	780,000	1,885,000	-	-
Real estate contract	423,014	423,014	-	-	-
FHLB advances	79,134,382	7,125,353	9,376,059	35,125,353	27,507,617
Other borrowings	15,203,000	-	1,142,500	5,812,500	8,248,000
Total contractual obligations	$97,435,796	$8,337,967	$12,404,359	$40,937,853	$35,755,617

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $165.2 million at June 30, 2004, and $107.5 million at December 31, 2003.  The amount of investments acquired in the April 2004 acquisition of First Kansas approximated $62.8 million.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At June 30, 2004, we had outstanding Federal Home Loan Bank advances of $79.1 million and no borrowings outstanding on our line of credit with the Federal Home Loan Bank.  At June 30, 2004, our total borrowing capacity with the Federal Home Loan Bank was $53.3 million.  We also had other borrowings of $15.5 million at June 30, 2004, which included $8.2 million of subordinated debentures and $250,000 in repurchase agreements.  During the first quarter of 2004, we obtained $9.0 million in loan commitments from an unrelated financial institution to provide financing for the First Kansas acquisition.  On April 1, 2004, we borrowed $7.0 million on these loans to consummate the acquisition of First Kansas.  The balance of these loans at June 30, 2004, was $7.0 million and is included in other borrowings.

At June 30, 2004, we had outstanding loan commitments, excluding standby letters of credit, of $39.8 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

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

At June 30, 2004, we continued to maintain a sound leverage ratio of 8.9% and a total risk based capital ratio of 16.0%.  As shown by the following table, our capital exceeded the minimum capital requirements at June 30, 2004 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$41,734	8.9%	4.0%	$18,823
Tier 1 Capital	$41,734	14.9%	4.0%	$11,179
Total Risk Based Capital	$44,564	16.0%	8.0%	$22,358

At June 30, 2004, our subsidiary bank continued to maintain a sound leverage ratio of 9.9% and a total risk based capital ratio of 17.8%.  As shown by the following table, our bank’s capital exceeded the minimum capital requirements at June 30, 2004 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$46,854	9.9%	4.0%	$19,014
Tier 1 Capital	$46,854	16.8%	4.0%	$11,154
Total Risk Based Capital	$49,684	17.8%	8.0%	$22,308

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of June 30, 2004, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

During December 2003, we issued $8.2 million in trust preferred securities.  In accordance with current regulatory capital guidelines, this amount has been included in our Tier 1 capital ratios as of June 30, 2004.  Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

On May 6, 2004, the Board of Governors of the Federal Reserve System issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter standards.  The Federal Reserve is proposing to limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company’s core capital elements, net of goodwill.  Current regulations do not require the deduction of goodwill.  The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in Tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital.  The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations.

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

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	$297,471	2.6%
200 basis point rising	580,195	5.0%
100 basis point falling	(273,293)	(2.3%)

We believe that no significant changes in our interest rate sensitivity position have occurred since December 31, 2003.  We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short-term timing differences between the repricing of assets and liabilities.

Recent Regulatory Developments.  On June 17, 2004, the Securities and Exchange Commission, the ”SEC,” issued a Proposed Rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the SEC in accordance with Title II of the Gramm-Leach-Bliley Act of 1999.  The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table provides information about purchases by the Company and its affiliated purchasers during the quarter ended June 30, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
April 1-30, 2004	-	-	-	58,417
May 1-31, 2004	13,553	$29.52	13,553	44,864
June 1-30, 2004	-	-	-	44,864
Total	13,553	$29.52	13,553	44,864

(1)          We have repurchased an aggregate of 55,936 shares of our common stock pursuant to the repurchase program that we publicly announced in November 2003.

(2)          Our Board of Directors approved the repurchase by us up to an aggregate of 100,800 shares of our common stock pursuant to the repurchase program.  Unless terminated earlier by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On May 19, 2004, the annual meeting of Landmark Bancorp, Inc. stockholders was held.  At the meeting, Patrick L. Alexander, Jim W. Lewis, Jerry R. Pettle and Larry Schugart were elected to serve as Class III directors with terms expiring in 2007.  Continuing as Class I directors (term expires in 2005) are Brent A. Bowman, Joseph L. Downey and David H. Snapp and continuing as Class II directors (term expires in 2006) are Richard Ball, Susan E. Roepke and C. Duane Ross.  The stockholders also ratified the appointment of KPMG LLP as Landmark Bancorp, Inc.’s independent public accountants for the year ending December 31, 2004, and approved the amendment to the 2001 Stock Incentive Plan.

There were 1,820,699 shares of common stock eligible to vote at the annual meeting.  The voting on each item at the annual meeting was as follows:

		Withheld/		Broker
	For	Against	Abstain	Non-Votes

Patrick L. Alexander	1,795,719	24,980	-	-
Jim W. Lewis	1,811,993	8,706	-	-
Jerry R. Pettle	1,764,237	56,462	-	-
Larry Schugart	1,809,317	11,382	-	-
KPMG LLP	1,777,970	29,648	13,081	-
Stock Incentive Plan	1,302,672	5,623	16,508	415,896

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.	Exhibits

	Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
	Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.                                     Reports on Form 8-K

A report on Form 8-K was filed on August 5, 2004, to report pursuant to Item 12 that the Company had issued a press release announcing earnings for the quarter and six months ended June 30, 2004, and the declaration of a cash dividend to stockholders.

A report on Form 8-K was filed on June 22, 2004, to report pursuant to Item 5 that the Company had issued a press release announcing the agreements to sell the Beloit, Kansas branch to Central National Bank and to sell the Phillipsburg, Kansas branch to Farmers State Bank.

A report on Form 8-K was filed on April 1, 2004, to report pursuant to Item 2 that the Company had issued a press release announcing the consummation of the acquisition of First Kansas Financial Corporation.  On May 10, 2004, the Company amended this report on Form 8-K/A to report First Kansas Financial Corporation’s historical financial statements and pro forma financial information for the combined companies as of March 31, 2004.

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

LANDMARK BANCORP, INC.

Date: August 13, 2004	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: August 13, 2004	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer