Form 10-Q
period 2004-09-30
LANDMARK BANCORP INC
filed 2004-11-15
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to

Commission File Number 0-33203

LANDMARK BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	43-1930755
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

800 Poyntz Avenue, Manhattan, Kansas        66502

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

             Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 8, 2004, the Registrant had outstanding 2,044,868 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,882,448	$7,708,115
Investment securities available for sale	141,999,062	99,746,365
Loans, net	282,812,437	214,295,940
Loans held for sale	1,176,576	734,456
Premises and equipment, net	5,763,767	3,631,102
Goodwill	7,651,891	1,971,178
Other intangible assets, net	1,397,018	959,532
Accrued interest and other assets	7,687,523	4,999,601

Total assets	$457,370,722	$334,046,289

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$318,608,783	$253,108,220
Federal Home Loan Bank borrowings	78,843,852	25,257,104
Other borrowings	13,038,000	8,498,000
Accrued expenses, taxes and other liabilities	4,071,549	4,610,862
Total liabilities	414,562,184	291,474,186

Stockholders’ equity:
Common stock, $0.01 par, 3,000,000 shares authorized, 2,230,435 and 2,207,807 shares issued, respectively	22,304	22,078
Additional paid in capital	19,712,670	19,332,130
Retained earnings	27,307,525	25,213,188
Accumulated other comprehensive income	531,817	796,932
Treasury stock, at cost; 185,567 and 119,657 shares, respectively	(4,765,778)	(2,792,225)
Total stockholders’ equity	42,808,538	42,572,103

Total liabilities and stockholders’ equity	$457,370,722	$334,046,289

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Interest income:
Loans	$4,181,628	$3,474,288
Investment securities	1,129,283	647,265
Other	14,093	11,400
Total interest income	5,325,004	4,132,953

Interest expense:
Deposits	1,006,231	1,054,886
Borrowed funds	905,624	295,876
Total interest expense	1,911,855	1,350,762

Net interest income	3,413,149	2,782,191

Provision for loan losses	130,000	60,000

Net interest income after provision for loan losses	3,283,149	2,722,191

Non-interest income:
Fees and service charges	993,549	655,669
Gains on sale of loans	174,515	284,833
Gains on sale of investments	—	290,417
Other	210,647	66,714
Total non-interest income	1,378,711	1,297,633

Non-interest expense:
Compensation and benefits	1,577,400	1,142,368
Occupancy and equipment	439,610	306,637
Amortization	101,416	122,570
Professional fees	69,523	56,565
Data processing	100,218	73,909
Other	694,306	488,965
Total non-interest expense	2,982,473	2,191,014

Earnings before income taxes	1,679,387	1,828,810

Income tax expense	543,456	597,168

Net earnings	$1,135,931	$1,231,642

Earnings per share:
Basic	$0.55	$0.59
Diluted	$0.55	$0.58

Dividends per share	$0.17	$0.1619

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Interest income:
Loans	$11,539,772	$10,949,353
Investment securities	3,145,546	2,103,139
Other	33,194	27,224
Total interest income	14,718,512	13,079,716

Interest expense:
Deposits	2,974,800	3,462,811
Borrowed funds	2,135,293	891,419
Total interest expense	5,110,093	4,354,230

Net interest income	9,608,419	8,725,486

Provision for loan losses	310,000	180,000

Net interest income after provision for loan losses	9,298,419	8,545,486

Non-interest income:
Fees and service charges	2,457,706	1,938,321
Gains on sale of loans	632,545	1,411,630
Gains on sale of investments	129,790	316,099
Other	399,663	217,867
Total non-interest income	3,619,704	3,883,917

Non-interest expense:
Compensation and benefits	4,310,278	3,565,309
Occupancy and equipment	1,183,278	931,561
Amortization	284,782	345,680
Professional fees	230,439	244,848
Data processing	309,583	237,157
Other	1,921,895	1,509,649
Total non-interest expense	8,240,255	6,834,204

Earnings before income taxes	4,677,868	5,595,199

Income tax expense	1,518,389	1,824,618

Net earnings	$3,159,479	$3,770,581

Earnings per share:
Basic	$1.52	$1.80
Diluted	$1.51	$1.77

Dividends per share	$0.51	$0.4667

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Net cash provided by operating activities	$3,998,531	$1,338,258

INVESTING ACTIVITIES
Net increase in loans	1,298,559	15,231,955
Maturities and prepayments of investment securities available for sale	24,699,893	47,100,790
Purchase of investment securities available for sale	(5,259,465)	(64,182,433)
Proceeds from sale of investment securities available for sale	241,874	747,100
Proceeds from sale of foreclosed assets	1,014,874	354,551
Net cash paid in First Kansas acquisition	(8,788,732)	—
Net cash paid in Beloit and Phillipsburg branch sales	(8,714,311)	—
Purchases of premises and equipment, net	(904,264)	(269,286)
Net cash provided by/(used) in investing activities	3,588,428	(1,017,323)

FINANCING ACTIVITIES
Net decrease in deposits	(6,008,815)	(7,102,219)
Federal Home Loan Bank borrowings	28,600,000	34,350,000
Federal Home Loan Bank repayments	(30,827,576)	(32,170,440)
Proceeds from other borrowings	8,585,000	—
Repayments on other borrowings	(4,045,000)	—
Purchase of 65,910 and 34,841 shares of treasury stock	(1,973,553)	(831,036)
Issuance of 22,628 and 36,290 shares of common stock under stock option plan	322,460	351,252
Payment of dividends	(1,065,142)	(980,726)
Net cash used in financing activities	(6,412,626)	(6,383,169)
Net increase/(decrease) in cash	1,174,333	(6,062,234)
Cash and cash equivalents at beginning of period	7,708,115	11,448,684
Cash and cash equivalents at end of period	$8,882,448	$5,386,450

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,466,000	$4,378,000
Cash paid during period for taxes	$1,175,000	$1,735,000

Supplemental schedule of noncash investing activities:
Transfer of loans to real estate owned	$916,000	$224,000
First Kansas acquisition:
Fair value of liabilities assumed	$140,619,000	$—
Fair value of assets acquired, including goodwill	$149,408,000	$—
Beloit and Phillipsburg branch sales:
Fair value of liabilities transferred	$(12,489,000)	$—
Fair value of assets sold	$(3,774,000)	$—

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.          Interim Financial Statements

             The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2003, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2003, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim periods ended September 30, 2004, are not necessarily indicative of the results expected for the year ending December 31, 2004.

2.             Acquisition of First Kansas Financial Corporation

On April 1, 2004, the Company acquired all of the outstanding stock of First Kansas Financial Corporation (“First Kansas”) at a cost of $19.00 per share in cash.  This acquisition expanded the Company’s presence in high-growth market areas, presenting the Company with potential for revenue generation and asset growth.  First Kansas was a single thrift holding company based in Osawatomie, Kansas.  At March 31, 2004, First Kansas had total assets of approximately $150 million, including loans and deposits of approximately $74 million and $84 million, respectively.  The acquisition of First Kansas by the Company was accounted for using the purchase method of accounting.  The cost in excess of the tangible and identifiable intangible net assets acquired has been recorded as goodwill.  In connection with the acquisition, the company recorded a core deposit intangible of $710,000, which is being amortized on an accelerated basis over ten years, and goodwill attributable to the acquisition of First Kansas of approximately $6.1 million, none of which is expected to be deductible for tax purposes.

The Company sold its branches in Beloit and Phillipsburg, Kansas on August 13, 2004, and September 10, 2004, respectively.  These branches had been acquired in the acquisition of First Kansas.  Upon consummation of these transactions, the Company sold approximately $7.7 million in deposits and approximately $2.4 million in loans and premises and equipment associated with the Beloit branch and approximately $4.7 million in deposits and approximately $846,000 in loans and premises and equipment related to the Phillipsburg branch.  The net proceeds received from the buyers of these branches were recorded as a reduction of goodwill approximating $466,000 and core deposit intangible of approximately $105,000.

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2004, include the accounts of the Company and, commencing April 1, 2004, First Kansas.  The consolidated financial statements for periods prior to April 1, 2004, are Landmark Bancorp, Inc.’s historical financial statements.  Pro forma information, as if the acquisition was consummated January 1, 2003, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Actual)
Revenue	$6,704,000	$7,226,000	$20,166,000	$22,762,000
Net earnings	$1,136,000	$1,258,000	$3,237,000	$4,116,000
Diluted earnings per share	$0.55	$0.60	$1.54	$1.94

3.             Earnings per Share

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

The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding (basic)	2,069,350	2,082,485	2,081,643	2,092,769
Dilutive stock options	11,153	29,746	14,031	33,565
Weighted average common shares (diluted)	2,080,503	2,112,231	2,095,674	2,126,334

4.             Comprehensive Income

                The Company’s only component of other comprehensive income is the unrealized holding gains on available for sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$1,135,931	$1,231,642	$3,159,479	$3,770,581

Unrealized holding (losses)/gains	947,140	(252,139)	(308,815)	(794,870)
Less—reclassification adjustment for gains included in net income	—	290,417	129,790	316,099
Net unrealized (losses)/gains on securities	947,140	(542,556)	(438,605)	(1,110,969)
Unrealized gain on interest rate swap	11,000	—	11,000	—
Income tax (benefit)/expense	364,094	(206,171)	(162,490)	(422,168)
Total comprehensive income	$1,729,977	$895,257	$2,894,364	$3,081,780

5.             Other Intangible Assets

The following table presents information about the Company’s other intangible assets, which are being amortized in accordance with SFAS No. 142:

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$1,385,000	$(447,455)	$780,000	$(297,818)
Mortgage servicing rights	764,737	(305,264)	727,158	(249,808)
Total	$2,149,737	$(752,719)	$1,507,158	$(547,626)

Aggregate amortization expense for the three months ended September 30, 2004, and September 30, 2003, was $101,000 and $123,000, respectively.  Aggregate amortization expense for the nine months ended September 30, 2004, and September 30, 2003, was $285,000 and $346,000, respectively.  The following depicts estimated amortization expense for the years ending December 31:

Year	Amount
2004	$361,000
2005	341,000
2006	316,000
2007	192,000
2008	97,000

6.             Guarantees

The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance commercial and standby letters of credit. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements.  The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated $45.2 million at September 30, 2004, and $25.6 million at December 31, 2003.  Standby letters of credit totaled $1.7 million at September 30, 2004, and $2.4 million at December 31, 2003.

The Company guarantees payments to holders of certain trust preferred securities issued by a wholly owned grantor trust. The securities are due in 2034 and are redeemable beginning in 2009. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $20.5 million at September 30, 2004.  The Company had a recorded liability of $8.3 million of principal and accrued interest to date, representing amounts owed to the Trust, at September 30, 2004.

7.             Stock Based Compensation

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

                Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, and accounting for income taxes, all of which involve significant judgment by our management.

                We perform periodic and systematic detailed reviews of our lending portfolio to assess overall collectability.  The level of the allowance for loan losses reflects our estimate of the collectability of the loan portfolio.  While these estimates are based on substantive methods for determining allowance requirements, nevertheless, actual outcomes may differ significantly from estimated results.  Additional explanation of the methodologies used in establishing this reserve is provided in the “Asset Quality and Distribution” section.

                We report our investment securities at estimated fair values based on readily ascertainable values which are obtained from independent sources.  Our management performs periodic reviews of the investment securities to determine if any investment securities have declined in value which might be considered other than temporary.  Although we believe that our estimates of the fair values of investment securities to be reasonable, economic and market factors may affect the amounts that will ultimately be realized from these investments.

                The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Fluctuations in the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

On April 1, 2004, we completed the cash acquisition of First Kansas Financial Corporation (“First Kansas”), which had total assets of approximately $150 million, including loans and deposits of $74 million and $84 million, respectively.  First Kansas had branches in Osawatomie, Paola, Louisburg, Fort Scott, Beloit, and Phillipsburg, Kansas.  This acquisition expanded our presence in high-growth market areas, presenting us with potential for revenue generation and asset growth.  Our acquisition of First Kansas was accounted for using the purchase method of accounting.  The cost in excess of the tangible and identifiable intangible net assets acquired has been recorded as goodwill.  We recorded a core deposit intangible of $710,000, which is being amortized on an accelerated basis over ten years, and goodwill attributable to the acquisition of First Kansas of $6.1 million, none of which is expected to be deductible for tax purposes.  All financial information presented for periods prior to April 1, 2004, reflects only the operations of Landmark Bancorp.  The results for the nine months ended September 30, 2004, include First Kansas’ results of operations since April 1, 2004.

During the third quarter of 2004, we sold our newly acquired Beloit and Phillipsburg branches primarily because these small branches were outside our current geographic range of operations.  Upon consummation of the transactions, we sold approximately $7.7 million in deposits and approximately $2.4 million in loans and premises and equipment associated with the Beloit branch and approximately $4.7 million in deposits and approximately $846,000 in loans and premises and equipment related to the Phillipsburg branch.  The net proceeds received from the buyers of these branches were recorded as a reduction of goodwill of approximately $466,000 and other intangible assets of approximately $105,000.

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

                Summary of Results.  Net earnings for the three months ended September 30, 2004, decreased $96,000, or 7.8%, to $1.1 million as compared to the three months ended September 30, 2003.  This decline in net earnings was generally attributable to increased non-interest expense which was partially offset by an improvement in net interest income.

                Net earnings for the nine months ended September 30, 2004, decreased $611,000, or 16.2%, to $3.2 million as compared to the nine months ended September 30, 2003.  This decline in net earnings was generally attributable to reduced gains on sale of loans and investments and increased non-interest expense which was offset by a slight increase in net interest income.

                The three months ended September 30, 2004, resulted in diluted earnings per share of $0.55 compared to $0.58 for the same period in 2003.  Return on average assets was 0.96% for the period compared to 1.48% for the same period in 2003.  Return on average stockholders’ equity was 10.68% for the period compared to 11.53% for the same period in 2003.

                The nine months ended September 30, 2004, resulted in diluted earnings per share of $1.51 compared to $1.77 for the same period in 2003.  Return on average assets was 0.99% for the period compared to 1.53% for the same period in 2003.  Return on average stockholders’ equity was 9.91% for the period compared to 12.08% for the same period in 2003.

                We continued our stock repurchase program during the first nine months of 2004, resulting in the repurchase of an additional 65,910 shares.  Under the current stock repurchase program authorized by our Board of Directors, as of September 30, 2004, we can repurchase an additional 11,900 shares of our common stock.  As of September 30, 2004, we held 185,567 shares as treasury stock at an average cost per share of $25.68.

                The following table summarizes net earnings and key performance measures for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings:
Basic earnings per share	$0.55	$0.59	$1.52	$1.80
Diluted earnings per share	$0.55	$0.58	$1.51	$1.77
Earnings ratios:
Return on average assets (1)	0.96%	1.48%	0.99%	1.53%
Return on average equity (1)	10.68%	11.53%	9.91%	12.08%
Dividend payout ratio	30.91%	27.91%	33.77%	26.37%
Net interest margin (1)	3.09%	3.54%	3.20%	3.74%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended September 30, 2004, increased $1.2 million, or 28.8%, to $5.3 million from $4.1 million in the same period of 2003, primarily as a result of the First Kansas acquisition.  Average loans for the quarter ended September 30, 2004, increased to $289.2 million from $212.7 million for the quarter ended September 30, 2003.   The increase in average loans was primarily the result of the acquisition of First Kansas, which had approximately $74.1 million in loans at March 31, 2004.  Interest income on loans increased $707,000, or 20.4%, to $4.2 million for the quarter ended September 30, 2004.  Average investment securities also increased as a result of the First Kansas acquisition, from $93.8 million for the quarter ended September 30, 2003, to $146.3 million for the quarter ended September 30, 2004.  First Kansas had approximately $62.8 million in investment securities at March 31, 2004.  Interest income on investment securities increased

$482,000, or 74.5%, to $1.1 million for the quarter ended September 30, 2004, as compared to the same period of 2003.

Interest income for the nine months ended September 30, 2004, increased $1.6 million, or 12.5%, to $14.7 million from $13.1 million in the same period of 2003.  This increase was primarily the result of the First Kansas acquisition, being offset by the decrease in interest rates experienced as interest earning assets repriced during 2003 and the first nine months of 2004.  Average loans for the first nine months of 2004 increased to $262.3 million from $218.3 million for the first nine months of 2003.  The increase in average loans was primarily the result of the acquisition of First Kansas.  Interest income on loans increased $590,000, or 5.4%, to $11.5 million for the nine months ended September 30, 2004.  Average investment securities also increased as a result of the First Kansas acquisition, from $90.2 million for the nine months ended September 30, 2003, to $134.3 million for the same period of 2004.  Interest income on investment securities increased $1.0 million, or 49.6%, to $3.1 million for the nine months ended September 30, 2004.

                Interest Expense.  Interest expense during the three months ended September 30, 2004, increased $561,000, or 41.5%, as compared to the same period of 2003.  For the three months ended September 30, 2004, interest expense on deposits decreased $49,000, or 4.6%.  The decrease in interest expense on deposits resulted primarily from the decline in interest rates and associated repricing of deposits as they matured.  Interest expense on borrowings increased $610,000, or 206.1%.  The increase in interest expense on borrowings resulted primarily from additional advances from the Federal Home Loan Bank of approximately $56.4 million which we assumed through the acquisition of First Kansas, the $8.2 million in trust preferred securities that we issued in December 2003, and the $7.0 million that we borrowed on a new line of credit entered into in April 2004 from an unaffiliated financial institution to consummate the acquisition of First Kansas.  The full commitment of this line of credit was $9.0 million at an interest rate equal to prime less 0.5%.  Concurrently, we entered into a swap agreement that fixed the rate on $3.0 million of these borrowings at 5.68% for five years.  The swap agreement has been accounted for as a cash flow hedge with the change in fair value recorded as a component of other comprehensive income.

Interest expense during the nine months ended September 30, 2004, increased $756,000, or 17.4%, as compared to the same period of 2003.  For the nine months ended September 30, 2004, interest expense on deposits decreased $488,000, or 14.1%.  The decrease in interest expense on deposits resulted primarily from the decline in interest rates and the repricing of maturing deposits at these lower rates.  Interest expense on borrowings increased $1.2 million, or 139.5%.  The increase in interest expense on borrowings resulted primarily from additional advances from the Federal Home Loan Bank of approximately $56.4 million which we assumed through the acquisition of First Kansas, the $8.2 million in trust preferred securities that we issued in December 2003, and the $7.0 million that we borrowed in April 2004 to consummate the acquisition of First Kansas.

Net Interest Income.  Net interest income for the three months ended September 30, 2004, totaled $3.4 million, a 22.7% increase, as compared to $2.8 million for the three months ended September 30, 2003, resulting primarily from the acquisition of First Kansas.  Average earning assets also increased during the third quarter of 2004 as a result of the First Kansas acquisition, increasing to $439.7 million from $311.4 million for the third quarter of 2003.  The net interest margin on earning assets was 3.09% for the third quarter of 2004, down from 3.54% during the third quarter of 2003.  The refinancings and paydowns in the residential mortgage portfolio exceeded the commercial loan growth during 2003, resulting in the excess liquidity being invested into lower yielding investment securities.  In addition, the prolonged low-rate environment has caused the net interest margin to compress as assets have continued to reprice downward with little room left for liability repricing.

                Net interest income for the nine months ended September 30, 2004, totaled $9.6 million, a 10.1% increase, as compared to $8.7 million for the nine months ended September 30, 2003, primarily as a result of the First Kansas acquisition.  Average earning assets also increased during the first nine months of 2004 as a result of the acquisition of First Kansas, increasing to $401.1 million from $312.1 million for the same period of 2003.  The net interest margin on earning assets was 3.20% for the first nine months of 2004, down from 3.74% during the first nine months of 2003.  The refinancings and paydowns in the residential mortgage portfolio exceeded the commercial loan growth during 2003, resulting in the excess liquidity being invested into lower yielding investment securities.  In addition, the prolonged low-rate environment has caused the net interest margin to compress as assets have continued to reprice with little room left for liability repricing.  We believe an increase in prime rates will have a positive impact on our net interest margin.

                Provision for Loan Losses.  The provision for loan losses for the three months ended September 30, 2004, was $130,000, compared to a provision of $60,000 during the three months ended September 30, 2003.  Our continuous review of the loan portfolio prompted an increase in our provision, relating primarily to our commercial loan growth.  The provision for loan losses for the nine months ended September 30, 2004, was $310,000 compared to a provision of $180,000 for the same period in 2003.  First Kansas had an allowance for loan losses approximating $352,000, or 0.47% of outstanding loans, at March 31, 2004, which increased our allowance following the acquisition.  At September 30, 2004, and December 31, 2003, the allowance for loan losses was $2.8 million and $2.3 million, or 1.0% and 1.1%, respectively, of gross loans outstanding.

                Non-interest Income.  Non-interest income increased $81,000, or 6.3%, for the three months ended September 30, 2004, to $1.4 million compared to the three months ended September 30, 2003.  The increase in non-interest income reflected increased fees and service charges from $656,000 for the three months ended September 30, 2003, to $994,000 for the three months ended September 30, 2004, relating primarily to increased deposit service charges as a result of the First Kansas acquisition.  The increase in non-interest income was partially offset by a $290,000 reduction in the gains on sale of investments during the third quarter of 2004 as compared to the same period of 2003.  Also offsetting the increase in non-interest income was a decline of 38.7% in the gains on sale of loans from $285,000 for the three months ended

September 30, 2003, to $175,000 for the same period of 2004.  In addition, loan fees were lower during the third quarter of 2004 as compared to the third quarter of 2003.  Mortgage refinancing and prepayments were much lower during the third quarter of 2004 as compared to the same period of 2003 as many mortgage holders had already taken advantage of the low interest rates favorable for mortgage refinancing and because rates have risen.  Mortgage origination and refinancing activity is expected to continue at levels similar to the third quarter of 2004 during the fourth quarter.

                Non-interest income decreased $264,000, or 6.8%, for the nine months ended September 30, 2004, to $3.6 million compared to the nine months ended September 30, 2004.  The decrease in non-interest income reflected a 55.2% decline in the gains on sale of loans from $1.4 million for the nine months ended September 30, 2003, to $633,000 for the nine months ended September 30, 2004.  A decrease of $186,000 in gains on sale of investments for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, also contributed to the overall decrease in non-interest income.  Loan fees were also lower during the nine months ended September 30, 2004, as compared to the same period of 2003.  The decrease in non-interest income was partially offset by increased fees and service charges of $519,000 to $2.5 million for the nine months ended September 30, 2004, as compared to the same period of 2003, relating primarily to increased deposit service charges as a result of the First Kansas acquisition.  Mortgage refinancing and prepayments were much lower during the first nine months of 2004 as compared to the same period of 2003 as many mortgage holders had already taken advantage of the low interest rates favorable for mortgage refinancing and because rates have risen.  Mortgage origination and refinancing activity is expected to remain relatively stable during the remainder of 2004.

The decreases in gains on sale of investments for both the three months and nine months ended September 30, 2004, resulted from fewer equity securities sales from our holding company’s investment portfolio.  We periodically sell equity securities based on performance and other indicators, and we may sell additional equity securities in future periods.  Our equity securities portfolio was $1.2 million, including unrealized gains of $534,000, at September 30, 2004.  Although circumstances could change, we anticipate selling additional equity securities and realizing gains on these sales during the fourth quarter of 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Non-interest income:
Fees and service charges	$993,549	$655,669	$2,457,706	$1,938,321
Gains on sales of loans	174,515	284,833	632,545	1,411,630
Gains on sale of investments	—	290,417	129,790	316,099
Other	210,647	66,714	399,663	217,867
Total non-interest income	$1,378,711	$1,297,633	$3,619,704	$3,883,917

                Non-interest Expense.  Non-interest expense increased $791,000, or 36.1%, to $3.0 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.  This increase in non-interest expense resulted primarily from increased expenses associated with the operations of the branches acquired from First Kansas including compensation and benefits, occupancy and equipment and data processing.

                Non-interest expense increased $1.4 million, or 20.6%, to $8.2 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.  The increase in non-interest expense for the first nine months of 2004 as compared to the same period of 2003 resulted primarily from compensation and benefits, occupancy and equipment and data processing expenses associated with the operations of the branches acquired from First Kansas.  Offsetting these increases in non-interest expense was a $61,000 decrease in amortization expense for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.  Amortization expense decreased as prepayment speeds on our mortgage servicing portfolio have slowed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Non-interest expense:
Compensation and benefits	$1,577,400	$1,142,368	$4,310,278	$3,565,309
Occupancy and equipment	439,610	306,637	1,183,278	931,561
Amortization of intangible assets	101,416	122,570	284,782	345,680
Professional fees	69,523	56,565	230,439	244,848
Data processing	100,218	73,909	309,583	237,157
Other	694,306	488,965	1,921,895	1,509,649
Total non-interest expense	$2,982,473	$2,191,014	$8,240,255	$6,834,204

Income Tax Expense.  Income tax expense decreased $54,000, or 9.0%, from $597,000 for the three months ended September 30, 2003, to $543,000 for the three months ended September 30, 2004.  The decrease in income tax expense for the three months ended September 30, 2004, resulted primarily from a decrease in taxable income.  The effective tax rate for the third quarter of 2004 was 32.4% compared to 32.7% for the third quarter of 2003.

Income tax expense decreased $306,000, or 16.8%, from $1.8 million for the nine months ended September 30, 2003, to $1.5 million for the nine months ended September 30, 2004.  The decrease in income tax expense for the nine months ended September 30, 2004, resulted primarily from a decrease in taxable income.  The effective tax rate for the nine months ended September 30, 2004, was 32.5% compared to 32.6% for the same period of 2003.

Asset Quality and Distribution.  Total assets increased to $457.4 million at September 30, 2004, compared to $334.0 million at December 31, 2003.  This increase was primarily attributable to the acquisition of First Kansas consummated on April 1, 2004.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, increased to $282.8 million during the nine months ended September 30, 2004.  This increase was primarily the result of the acquisition of First Kansas on April 1, 2004.  The majority of loans acquired from First Kansas were one-to-four family residential loans.  As of September 30, 2004, our one-to-four family residential loans comprised 48.0% of totals loans.  We anticipate continuing to diversify our loan portfolio composition through our continued planned expansion of commercial lending activities.

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

We believe that the quality of the loan portfolio continues to be strong as evidenced by our low levels of past due and non-accrual loans.  Loans past due more than one month and less than 90 days as of September 30, 2004, totaled $3.5 million, as compared to $2.3 million at December 31, 2003.  As of September 30, 2004, loans with a balance of $1.7 million were on non-accrual status, or 0.58% of total loans, compared to a balance of $1.2 million loans on non-accrual status, or 0.55% of total loans, as of December 31, 2003.  In addition, the ratio of non-performing assets as a percentage of total assets decreased from 0.45% as of December 31, 2003, to 0.42% as of September 30, 2004.  While the non-accrual loans have increased, the majority of the increase occurred in the one-to-four family residential loan portfolio.  Residential home loans comprised 75.2% of the $1.7 million non-accrual balance at September 30, 2004.  These loans have been underwritten according to our residential lending policies and are well secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of principal.

A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole.  We are pleased that there appear to be numerous indications of emerging strength in the economy, including the Federal Open Market Committee raising the target for the Federal Funds rate by 25 basis points on June 30, 2004, and again by 25 basis points on August 10, 2004, September 21, 2004, and November 10, 2004.  The outlook of the economy for the remainder of 2004 and/or 2005, however, depends on whether the strengthening will be sustainable and how quickly consumer confidence responds to the positive effects, if any, on the economy.  Based on the outcomes, these events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans.  Many financial institutions have experienced an increase in non-performing assets during the recent difficult economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that the allowance for losses on loans at September 30, 2004, is adequate.  While we believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

                Liability Distribution.  Total deposits increased $65.5 million to $318.6 million at September 30, 2004, from $253.1 million at December 31, 2003.  The amount of deposits acquired in the April 2004 acquisition of First Kansas approximated $84.2 million.  Borrowings increased $58.1 million to $91.9 million at September 30, 2004, from $33.8 million at December 31, 2003.  The amount of borrowings acquired in the First Kansas acquisition approximated $56.4 million.  In April 2004, we borrowed $7.0 million on a $9.0 million line of credit from an unrelated financial institution to fund the acquisition of First Kansas.

Non-interest bearing demand accounts at September 30, 2004, were $26.5 million, or 8.3% of deposits, compared to $20.5 million, or 8.1% of deposits, at December 31, 2003.  Certificates of deposit increased to $154.7 million at September 30, 2004, from $140.8 million at December 31, 2003.  Money market and NOW demand accounts increased to $113.1 million at September 30, 2004, from $77.0 million at December 31, 2003, and were 35.5% of total deposits.  Savings accounts increased to $24.1 million at September 30, 2004, from $14.8 million at December 31, 2003.

                Certificates of deposit at September 30, 2004, which were scheduled to mature in one year or less, totaled $95.8 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

                Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of September 30, 2004, for the periods indicated.

Contractual Cash Obligations	Total	One Year or Less	One to Three Years	Four to Five Years	More than Five Years

Operating leases	$46,233	$46,233	$—	$—	$—
Service contracts	2,470,000	780,000	1,690,000	—	—
FHLB advances	78,843,852	12,125,353	4,376,059	35,125,353	27,217,087
Other borrowings	12,698,000	—	—	4,450,000	8,248,000
Total contractual obligations	$94,058,085	$12,951,586	$6,066,059	$39,595,353	$35,465,087

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $150.9 million at September 30, 2004, and $107.5 million at December 31, 2003.  The amount of investments acquired in the April 2004 acquisition of First Kansas approximated $62.8 million.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At September 30, 2004, we had outstanding Federal Home Loan Bank advances of $78.8 million and no borrowings outstanding on our line of credit with the Federal Home Loan Bank.  At September 30, 2004, our total borrowing capacity with the Federal Home Loan Bank was $113.4 million.  We also had other borrowings of $13.0 million at September 30, 2004, which included $8.2 million of subordinated debentures, $4.5 million of long-term debt and $250,000 in repurchase agreements.

At September 30, 2004, we had outstanding loan commitments, excluding standby letters of credit, of $45.2 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

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

At September 30, 2004, we continued to maintain a sound leverage ratio of 9.1% and a total risk based capital ratio of 16.3%.  As shown by the following table, our capital exceeded the minimum capital requirements at September 30, 2004 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$41,888	9.1%	4.0%	$18,496
Tier 1 Capital	$41,888	15.3%	4.0%	$10,947
Total Risk Based Capital	$44,705	16.3%	8.0%	$21,893

At September 30, 2004, our subsidiary bank continued to maintain a sound leverage ratio of 9.7% and a total risk based capital ratio of 17.4%.  As shown by the following table, our bank’s capital exceeded the minimum capital requirements at September 30, 2004 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$44,597	9.7%	4.0%	$18,396
Tier 1 Capital	$44,597	16.4%	4.0%	$10,907
Total Risk Based Capital	$47,414	17.4%	8.0%	$21,813

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of September 30, 2004, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

                During December 2003, we issued $8.2 million in trust preferred securities.  In accordance with current regulatory capital guidelines, this amount has been included in our Tier 1 capital ratios as of September 30, 2004.  Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2004, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	$714,679	5.0%
200 basis point rising	1,394,269	9.7%
100 basis point falling	(822,509)	(5.7%)

We believe that no significant changes in our interest rate sensitivity position have occurred since September 30, 2004.  We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short-term timing differences between the repricing of assets and liabilities.

Recent Regulatory Developments.  On June 17, 2004, the Securities and Exchange Commission, the ”SEC,” issued a Proposed Rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the SEC in accordance with Title II of the Gramm-Leach-Bliley Act of 1999.  The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian.  We do not believe that the Proposed Rule’s impact will be material to our financial statements or results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by the Company and its affiliated purchasers during the quarter ended September 30, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
July 1-31, 2004	—	—	—	44,864
August 1-31, 2004	1,966	$30.00	1,966	42,898
September 1-30, 2004	30,920	30.05	30,920	11,978
Total	32,886	$30.05	32,886	11,978

(1)          We have repurchased an aggregate of 88,822 shares of our common stock pursuant to the repurchase program that we publicly announced in November 2003.

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

LANDMARK BANCORP, INC.

Date: November 15, 2004	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: November 15, 2004	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer