Form 10-K
period 2004-12-31
LANDMARK BANCORP INC
filed 2005-03-30
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq National Market System on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $41.3 million*.  At March 16, 2005, the total number of shares of common stock outstanding was 2,110,588.

Documents incorporated by Reference:

Portions of the 2004 Annual Report to Stockholders for the fiscal year ended December 31, 2004, are incorporated by reference into Parts I and II hereof, to the extent indicated herein.  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2005, are incorporated by reference in Part III hereof, to the extent indicated herein.

*                                         Based on the last reported price of actual transactions in Registrant’s common stock on June 30, 2004, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

LANDMARK BANCORP, INC.

2004 Form 10-K Annual Report

Table of Contents

PART I

ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

PART I.

ITEM 1.                                                     BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of Delaware.  Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company.  As of December 31, 2004, the Company had $42.1 million in total assets.

The Company is headquartered in Manhattan, Kansas and has expanded its geographic presence through acquisitions in the past several years. Effective April 1, 2004, the Company acquired First Kansas Financial Corporation (“First Kansas”), the holding company for First Kansas Federal Savings Association (“First Kansas Federal”).  In conjunction with the transaction, First Kansas Federal was merged into the Bank (the “2004 Acquisition”).  Effective October 9, 2001, Landmark Bancshares, Inc., the holding company for Landmark Federal Savings Bank, and MNB Bancshares, Inc., the holding company for Security National Bank, completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. (the “2001 Merger”).  In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank.

As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Company is also subject to various reporting requirements of the Securities and Exchange Commission (the “SEC”).

Pursuant to the 2004 Acquisition and 2001 Merger, the Bank succeeded to all of the assets and liabilities of First Kansas, First Kansas Federal, Landmark Federal Savings Bank and Security National Bank.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate consumer, commercial, multi-family, and one-to-four family residential mortgage loans in the Bank’s principal market areas, as described below.  Since the 2001 Merger, the Bank has focused on originating greater numbers and amounts of consumer, commercial, and agricultural loans.  Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts.  The Bank has also diversified its geographical markets as a result of both the 2004 Acquisition and the 2001 Merger.  The Company’s main office is in Manhattan, Kansas with branch offices in central, eastern and southwestern Kansas.  The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

The results of operations of the Bank are dependent primarily upon net interest income and, to a lesser extent, upon other income derived from loan servicing fees and customer deposit services.  Additional expenses of the Bank include general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums, data processing, occupancy and related expenses.

Deposits of the Bank are insured by both the Savings Association Insurance Fund (the “SAIF”) or the Bank Insurance Fund (the “BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowable under applicable federal law and regulation.  The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as the chartering authority for national banks, and the FDIC, as the administrator of the SAIF and the BIF.  The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters.  The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank (the “FHLB”) of Topeka.

The Company’s executive office and the Bank’s main office are located at 800 Poyntz Avenue, Manhattan, Kansas 66502.  The telephone number is (785) 565-2000.

Market Area

The Bank’s primary deposit gathering and lending markets are geographically diversified with locations in eastern, central, and southwestern Kansas.  The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base.  A brief description of these three geographic areas and the communities which the Bank serves within these communities is summarized below.

Shawnee, Miami, Osage, and Bourbon counties are located in eastern Kansas and encompass the Bank locations in Topeka, Auburn, Paola, Louisburg, Osawatomie, and Fort Scott.  Shawnee Counties’s market, which encompasses the Bank locations in Topeka and Auburn, is strongly influenced by the State of Kansas, City of Topeka, and several major private firms and public institutions.  The communities of Paola, Louisburg, and Osawatomie, located within Miami County, are influenced by the high growth of the Kansas City market resulting in housing growth and small private industries and business.  Additionally, the Osawatomie State Hospital is a major government employer within the county.  Bourbon and Osage Counties are primarily agricultural with small private industries and business firms, while Bourbon County is also influenced by a regional hospital and Fort Scott Community College.

Bank locations within central Kansas include the communities of Manhattan within Riley County, Wamego which is located within Pottawatomie County, Great Bend and Hoisington within Barton County, and LaCrosse located in Rush County.  The Riley and Pottawatomie County economies are significantly impacted by employment at Fort Riley Military Base and Kansas State University, the second largest university in Kansas, which is located in Manhattan.  Several private industries and businesses are also located within these counties.  Agriculture, oil, and gas are the predominant industries in Barton County.  Additionally manufacturing and service industries also play a key role within this central Kansas market.  LaCrosse, located within Rush County, is primarily an agricultural community with an emphasis on crop and livestock production.

The counties of Ford and Finney were founded on agriculture, which continues to play a major role in the economy.  Predominant activities involve crop production, feed lot operations, and food processing.   Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry.  Both Dodge City and Garden City are recognized as regional commercial centers within the state with small business, manufacturing, retail, and service industries having a significant influence upon the local economies.  Additionally, each community has a community college which also attracts a number of individuals from the surrounding area to live within the community to participate in educational programs and pursue a degree.

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

Employees

At December 31, 2004, the Bank had a total of 151 employees (141.5 full time equivalent employees).  The Company has no direct employees.  Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, an employee stock ownership plan and a 401(k) profit sharing plan.  Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

Lending Activities

General.  The Company strives to provide each market area it serves a full range of financial products and services to small and medium sized businesses and to consumers.  The Company targets owner-operated businesses and utilizes Small Business Administration and Farm Services Administration lending as a part of its product mix.  Each market has an established loan committee which has authority to approve credits, within established guidelines.  Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Company’s Chief Executive Officer, the Credit Risk Manager, and two other senior commercial lenders or the bank’s board of directors.  When lending to an entity, the Company generally obtains a guaranty from the principals of the entity.  The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

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

Real Estate Lending.  Commercial, residential, construction and multi-family real estate loans represent the largest class of loans of the Company.  Generally, residential loans retained in portfolio are variable rate with adjustment periods of five years or less and amortization periods of either 15 or 30 years.  Commercial real estate loans, including agricultural real estate, generally have amortization periods of 15 or 20 years.  The Company has a security interest in the borrower’s real estate.  The Company also generates long term fixed rate residential real estate loans which are sold in the secondary market.  Commercial real estate, construction and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property.  Commercial real estate, including agricultural real estate loans, also are supported by an analysis demonstrating the borrower’s ability to repay.  Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Company will retain non-conforming residential loans to known customers at premium pricing.

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

The Company also provides short-term credit for operating loans and intermediate term loans for farm product, livestock and machinery purchases and other agricultural improvements.  Farm product loans have generally a one-year term and machinery and equipment and breeding livestock loans generally have five to seven year terms.  Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage.  These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops.  Equipment and breeding livestock loans are generally limited to 75% of appraised value.

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

Loan Origination and Processing

Loan originations are derived from a number of sources.  Residential loan originations result from real estate broker referrals, direct solicitation by the Bank’s loan officers, present depositors and borrowers, referrals from builders and attorneys, walk in customers and, in some instances, other lenders.  Residential loan applications are underwritten and closed based upon standards which generally meet secondary market guidelines.  Consumer and commercial real estate loan originations emanate from many of the same sources.  The average loan is less than $500,000.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s BIF and its SAIF.  The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF and the SAIF, also has regulatory authority over the Bank.

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

During the year ended December 31, 2004, both BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits.  For the semi-annual assessment period beginning January 1, 2005, both BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2004, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2004, the Bank paid supervisory assessments to the OCC totaling $105,000.

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

As of December 31, 2004: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004.  As of December 31, 2004, approximately $2.3 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states that authorize such expansion.

Financial Subsidiaries.  Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except: (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).  The Bank has neither applied for nor received approval to establish any financial subsidiaries.

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.6 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.6 million, the reserve requirement is $1.218 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.6 million.  The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Company Website

The Company maintains a corporate website at www.landmarkbancorpinc.com.  The Company makes available free of charge on or through its website the annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission.  Many of the Company’s policies, committee charters and other investor information are available on the web site. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at the address listed on the front of this Form 10-K.

STATISTICAL DATA

The Company is the accounting successor to the prior Landmark Bancshares, Inc. and therefore, all financial information presented for periods prior to October 9, 2001 reflects only the operations of Landmark Bancshares, Inc.  Landmark Bancshares, Inc. filed an Annual Report on Form 10-K for its fiscal year ended September 30, 2001.  The Company has a fiscal year ending on December 31.  Therefore, the Company elected to file a Form 10-K for the transition period from October 1, 2001 to December 31, 2001, which included audited consolidated financial information.  The results for the three month transition period ended December 31, 2001 included MNB Bancshares, Inc.’s results commencing October 9, 2001.  The information presented in this Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2004.

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the Company’s 2004 Annual Report to Stockholders (attached hereto as Exhibit 13.1).  All dollars in the tables are expressed in thousands.

I.                                         Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The average balance sheets are incorporated by reference from the Company’s 2004 Annual Report to Stockholders (attached as Exhibit 13.1).  The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense during the periods indicated.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 2004 vs December 2003 Increase/(Decrease) Attributable to			Years Ended December 2003 vs December 2002 Increase/(Decrease) Attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Investment securities	$1,322	$(19)	$1,303	$189	$(127)	$62
Loans	2,598	(1,228)	1,370	(1,094)	(1,253)	(2,347)
Total	3,920	(1,247)	2,673	(905)	(1,380)	(2,285)
Interest expense:
Deposits	$385	$(886)	$(501)	$278	$(1,605)	$(1,327)
Other borrowings	1,974	(128)	1,846	(13)	(116)	(129)
Total	2,359	(1,014)	1,345	265	(1,721)	(1,456)
Net interest income	$1,561	$(233)	$1,328	$(1,170)	$341	$(829)

II.  Investment Portfolio

Investment Securities.  The following table sets forth the carrying value of the Company’s investment securities at the dates indicated.  None of the investment securities held as of December 31, 2003 was issued by an individual issuer in excess of 10% of the Company’s stockholders’ equity, excluding the securities of U.S. government and federal agency obligations.

	At December 31,
	2004	2003	2002
	(Dollars in thousands)

Investment Securities Available-for-Sale:
U.S. Agency Securities	$33,465	$32,616	$12,656
Municipal Obligations	14,015	14,020	13,179
Mortgage-backed securities	74,504	46,563	58,107
FHLB Stock	5,413	2,544	2,521
Common Stock	710	662	1,475
FRB Stock	1,341	805	805
Corporate Bonds	1,763	52	101
Other investments	2,393	2,483	452
Total Investments Available for-Sale	$133,604	$99,746	$89,296

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio as of December 31, 2004.  Yields on tax-exempt obligations have not been computed on a tax equivalent basis.  The table includes scheduled principal payments and estimated prepayments.

	As of December 31, 2004
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(Dollars in thousands)

Investment Securities:
U.S. government and agency obligations	$19,019	3.02%	$13,291	2.45%	$1,155	3.09%	$—	—%	$33,465	2.80%
Municipal obligations	4,990	4.60	7,655	3.68	1,370	3.38	—	—	14,015	3.98
Mortgage-backed securities	37,502	3.29	35,108	3.36	976	3.26	918	4.41	74,504	3.34
Corporate bonds	1,232	6.73	531	7.13	—	—	—	—	1,763	6.85
Total	$62,743	3.36%	$56,585	3.17%	$3,501	3.28%	$918	4.41%	$123,747	3.28%

II.                                     Loan Portfolio

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	December 31,								September 30,
	2004		2003		2002		2001		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family (1)	$131,923	47.4%	$82,828	38.5%	$106,341	46.4%	$135,179	56.1%	$118,087	81.7%	$166,772	87.1%
Commercial	77,208	27.7	65,729	30.6	62,207	27.2	48,818	20.3	10,084	7.0	9,331	4.9
Construction	11,234	4.0	9,171	4.3	8,969	3.9	10,799	4.5	3,248	2.2	858	0.4
Commercial loans	51,826	18.6	50,054	23.3	41,809	18.2	33,077	13.7	7,604	5.3	7,034	3.7
Consumer loans	9,015	3.2	9,567	4.4	12,810	5.6	15,979	6.6	6,926	4.8	9,050	4.7
Gross loans	281,206	101.1	217,349	101.1	232,136	101.3	145,949	101.2	145,949	101.0	193,045	100.8

Less:
Deferred fees & loans in process	52	0.0	3	0.0	459	0.1	52	0.0	52	0.0	154	0.1
Allowance for loan losses	2,894	1.0	2,316	1.1	2,565	1.1	1,424	1.0	1,424	1.0	1,377	0.7
Total loans	$278,260	100.0%	$215,030	100.0%	$229,112	100.0%	$144,473	100.0%	$144,473	100.0%	$191,514	100.0%

(1)                                  Includes loans held for sale.

                                                The following table sets forth the contractual maturities of loans at December 31, 2004.

The table does not include unscheduled prepayments.

	Less than 1 year	2-5 years	Over 5 years	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$17,328	$57,114	$57,481	$131,923
Commercial	14,501	32,666	30,041	77,208
Construction	10,600	199	435	11,234
Commercial	31,820	16,688	3,318	51,826
Consumer	3,919	4,838	258	9,015
Gross loans	$78,168	$111,505	$91,533	$281,206
Deferred loan fees and loans in process				52
Allowance for loan losses				2,894
Loans, net				$278,260

The following table sets forth, at December 31, 2004, the dollar amount of all loans due after December 31, 2005 and whether such loans had fixed interest rates or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$32,533	$82,062	$114,595
Commercial	8,666	54,041	62,707
Construction	50	584	634
Commercial	8,949	11,057	20,006
Consumer	4,637	459	5,096
Gross loans	$54,835	$148,203	$203,038

Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”).  Under the original terms of the Company’s non-accrual loans at December 31, 2004, interest earned on such loans for the year period ended December 31, 2004 would not have been significantly different than reported.

	At December 31,				At September 30,
	2004	2003	2002	2001	2001	2000
	(Dollars in thousands)
Total non-accrual loans	$1,145	$1,205	$925	$1,033	$641	$505
Accruing loans over 90 days past due	—	—	—	148	145	634
Real estate owned (“REO”)	479	281	402	257	233	171
Total nonperforming assets	$1,624	$1,486	$1,327	$1,438	$1,019	$1,310
Total nonperforming loans to total loans, net	0.4%	0.6%	0.4%	0.4%	0.5%	0.6%
Total nonperforming assets to total assets	0.4%	0.4%	0.4%	0.4%	0.5%	0.5%
Allowance for loan losses to non-performing loans	252.8%	192.2%	277.3%	233.2%	181.2%	120.9%

IV.                                Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	At December 31,				At September 30,
	2004	2003	2002	2001	2001	2000
	(Dollars in thousands)

Total loans outstanding	$278,260	$215,030	$229,112	$240,979	$144,473	$191,514

Average loans outstanding	$266,938	$217,327	$233,311	$245,669	$164,165	$184,269

Allowance balances (at beginning of period)	2,316	2,565	2,640	1,424	1,377	1,318
Provision (credit):
Real estate	—	—	—	—	—	—
Commercial and consumer	460	240	182	33	120	267
	460	240	182	33	120	267
Allowance of merged bank:
Real estate.	320	—	—	483	—	—
Commercial and consumer	32	—	—	755	—	—
	352	—	—	1,238	—	—
Charge-offs:
Real estate	(63)	(30)	(17)	(15)	(11)	(21)
Commercial and consumer	(232)	(524)	(302)	(49)	(149)	(331)
	(295)	(554)	(319)	(64)	(160)	(352)
Recoveries:
Real estate	16	—	30	—	9	—
Commercial and consumer	44	65	32	9	78	144
	60	65	62	9	87	144
Net charge-offs	(235)	(489)	(257)	(55)	(73)	(208)

Allowance balance (at end of period)	$2,894	$2,316	$2,565	$2,640	$1,424	$1,377
Allowance for loan losses as a percent of total loans outstanding.	1.04%	1.08%	1.12%	1.10%	0.99%	0.72%
Net loans charged off as a percent of average loans outstanding (1)	0.09%	0.23%	0.11%	0.09%	0.04%	0.11%

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

	At December 31,								At September 30,
	2004		2003		2002		2001		2001		2000
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Real estate	$1,158	78.4%	$910	72.6%	$1,026	76.5%	$1,188	79.9%	$789	90.1%	$771	91.7%
Commercial and consumer	1,736	21.6	1,406	27.4	1,539	23.5	1,452	20.1	635	9.9	606	8.3
Total	$2,894	100.0%	$2,316	100.0%	$2,565	100.0%	$2,640	100.0%	$1,424	100.0%	$1,377	100.0%

V.                                    Deposits

As of December 31, 2004, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $31.1 million.  The following table presents the maturities of these time certificates of deposit at December 31, 2004:

(Dollars in thousands)

3 months or less	$16,796
Over 3 months through 6 months	5,921
Over 6 months through 12 months	4,253
Over 12 months	4,152
Total	$31,122

VI.                                Return on Equity and Assets

	At or for the years ended December 31,			At or for the three months ended December 31,	At or for the years ended September 30,
	2004	2003	2002	2001	2001	2000

Return on average assets (1)	0.98%	1.46%	1.35%	(0.72)%	1.13%	.97%
Return on average equity (1)	9.98	11.53	11.31	(6.29)	10.17	10.23
Equity to total assets	9.54	12.74	12.03	11.50	13.03	9.44
Dividend payout ratio	33.33	27.63	27.57	NM	25.38	27.31

NM – not meaningful

(1) Information for the three months ended December 31, 2001 is annualized.

ITEM 2.                                                     PROPERTIES

The Company owns its main office in Manhattan and eleven branch offices and leases 4 branch offices.  The Company also leases additional office space in Manhattan and a parking lot for one of the branch offices owned.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II.

ITEM 5.                  MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company incorporates by reference the information called for by Item 5 of this Form 10-K from the section captioned “Stock Price Information” of the Company’s 2004 Annual Report to Stockholders for the year ended December 31, 2004 (attached as Exhibit 13.1).

The following table provides information about purchases by the Company and its affiliated purchasers during the quarter ended December 31, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans (1)

October 1-31, 2004	—	—	—	11,978
November 1-30, 2004	10,000	$29.31	10,000	103,482
December 1-30, 2004	26,428	29.84	26,428	77,054
Total	36,428	$29.69	36,428	77,054

(1)                                     In November 2003, our Board of Directors approved the repurchase by us up to an aggregate of 100,800 shares of our common stock pursuant to a publicly announced repurchase program (the “2003 Repurchase Program”).  In November 2004, our Board of Directors approved the repurchase by us up to an additional 5%, or 101,700 shares, of our common stock following the completion of the 2003 Repurchase Program.  In December 2004, we exhausted the shares available to repurchase under the 2003 Repurchase Program and began repurchasing shares pursuant to the newly adopted program.  Unless terminated earlier by resolution of the Board of Directors, the current repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The Company incorporates by reference the information called for by Item 6 of this Form 10-K from the sections entitled “Selected Financial and Other Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2004 Annual Report to Stockholders for the year ended December 31, 2004 (attached as Exhibit 13.1).

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2004 Annual Report to Stockholders for the year ended December 31, 2004 (attached as Exhibit 13.1).

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the information called for by Item 7A of this Form 10-K from the section entitled “Quantitative Disclosures About Market Risk” of the Company’s 2004 Annual Report to stockholders for the year ended December 31, 2004 (attached as Exhibit 13.1).

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company’s 2004 Annual Report to Stockholders for the year ended December 31, 2004 (attached as Exhibit 13.1).

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III.

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Election of Directors” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 18, 2005 (the “2005 Proxy Statement”).

Section 16(a) of the Exchange Act requires that the Company’s executive officers, directors and persons who own more than 10% of their Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company’s shares of Common Stock are traded.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on the Company’s review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2004.

Executive Officers

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	52	President and Chief Executive Officer

Mark A. Herpich	37	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank

Patrick L. Alexander	52	President and Chief Executive Officer

Mark A. Herpich	37	Executive Vice President and Chief Financial Officer

Michael E. Scheopner	43	Executive Vice President, Credit Risk Manager

Mark J. Oliphant	52	Market President – Dodge City

Dean R. Thibault	53	Market President - Manhattan

ITEM 11.                                              EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors” and “Executive Compensation” of the 2005 Proxy Statement.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2005 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2004 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	95,433	$27.41	264,604

Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Total	95,433	$27.41	264,604

(1) Does not include options assumed by the Company in 2001 in connection with the merger of Landmark Bancshares, Inc. and MNB Bancshares, Inc. with and into the Company.  At the time of the merger, there were options issued under the previous companies’ plans, each of which was approved by stockholders of the respective company at the time of their adoption.  All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger.  As of December 31, 2004, there were options outstanding for an aggregate of 35,854 shares of the Company’s common stock under the prior plans with a weighted average exercise price of $15.06.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” of the 2005 Proxy Statement.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Independent Public Accountants” of the 2005 Proxy Statement.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(a)1 and 2.  Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are incorporated by reference from the Company’s 2004 Annual Report to Stockholders (attached as Exhibit 13.1).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Earnings – Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows – Years ended December 31, 2004, 2003 and 2002

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

LANDMARK BANCORP, INC.
(Registrant)

By	: /s/ Patrick L. Alexander	By: /s/ Mark A. Herpich
	Patrick L. Alexander	Mark A. Herpich
	President and Chief Executive Officer	Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE
President, Chief Executive
/s/ Patrick L. Alexander	March 30, 2005	Officer and Director
Patrick L. Alexander	Date

/s/ Larry L. Schugart	March 30, 2005	Chairman of the Board
Larry L. Schugart	Date

/s/ Richard A. Ball	March 30, 2005	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 30, 2005	Director
Brent A. Bowman	Date

/s/ Joseph L. Downey	March 30, 2005	Director
Joseph L. Downey	Date

/s/ Jim W. Lewis	March 30, 2005	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 30, 2005	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 30, 2005	Director
Susan E. Roepke	Date

/s/ C. Duane Ross	March 30, 2005	Director
C. Duane Ross	Date

/s/ David H. Snapp	March 30, 2005	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file no. 000-33203)

3.2	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

4.1	Form of stock certificate	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.6	Rights Agreement between the Company and Landmark National Bank	the registrant’s Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000-33203)

10.7	Indenture dated as of December 19, 2003 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2003, filed with the Commission on March 30, 2004 (SEC file no. 000-33203)

10.8	Form of employment agreement between Mark J. Oliphant and the Company	The registrant’s Form 8-K filed with the Commission on March 9, 2005 (SEC file no. 000-33203)

10.9	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement		☒

10.10	Landmark Bancorp, Inc. Bonus/Profit Sharing Plan		☒

10.11	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	☒

10.12	Summary of director’s fees	☒

13.1	2004 Annual Report to Stockholders	☒

21.1	Subsidiaries of the Company	☒

23.1	Consent of KPMG LLP	☒

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	☒

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	☒

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒