Form 10-Q
period 2005-03-31
LANDMARK BANCORP INC
filed 2005-05-13
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 9, 2005, the Registrant had outstanding 2,110,588 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,761,529	$7,845,438
Investment securities available for sale	131,520,943	133,604,335
Loans, net	274,435,929	277,413,963
Loans held for sale	1,741,270	846,003
Premises and equipment, net	5,758,115	5,864,258
Goodwill	7,651,892	7,651,892
Other intangible assets, net	1,263,968	1,339,832
Accrued interest and other assets	7,886,823	7,525,173

Total assets	$444,020,469	$442,090,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$307,203,307	$302,867,721
Federal Home Loan Bank borrowings	75,762,791	81,053,321
Other borrowings	15,133,000	13,518,000
Accrued expenses, taxes and other liabilities	3,744,707	2,482,875
Total liabilities	401,843,805	399,921,917

Stockholders’ equity:
Common stock, $0.01 par, 3,000,000 shares authorized, Issued 2,230,435 and 2,230,435 shares, respectively	22,322	22,322
Additional paid-in capital	20,005,540	19,969,551
Retained earnings	25,673,403	25,228,826
Accumulated other comprehensive (loss)/income	(318,778)	154,101
Treasury stock, at cost; 139,128 shares	(3,205,823)	(3,205,823)
Total stockholders’ equity	42,176,664	42,168,977

Total liabilities and stockholders’ equity	$444,020,469	$442,090,894

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$4,101,714	$3,227,509
Investment securities	1,036,801	811,325
Other	13,070	8,332
Total interest income	5,151,585	4,047,166

Interest expense:
Deposits	1,160,065	932,801
Borrowed funds	880,726	349,444
Total interest expense	2,040,791	1,282,245

Net interest income	3,110,794	2,764,921

Provision for loan losses	120,000	60,000

Net interest income after provision for loan losses	2,990,794	2,704,921

Non-interest income:
Fees and service charges	797,659	532,735
Gains on sale of loans	165,576	234,885
Gains on sale of investments	—	97,687
Other	97,180	81,501
Total non-interest income	1,060,415	946,808

Non-interest expense:
Compensation and benefits	1,457,718	1,217,804
Occupancy and equipment	490,234	370,159
Data processing	128,996	78,865
Amortization of intangibles	96,030	75,147
Professional fees	86,143	78,694
Advertising	84,840	42,488
Other	554,281	394,164
Total non-interest expense	2,898,242	2,257,321

Earnings before income taxes	1,152,967	1,394,408

Income tax expense	349,591	445,647

Net earnings	$803,376	$948,761

Earnings per share:
Basic	$0.38	$0.43
Diluted	$0.38	$0.43

Dividends per share	$0.17	$0.1619

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net cash provided by/(used in) operating activities	$1,669,181	$(534,156)

Cash flows from investing activities:
Net decrease in loans	2,629,990	3,028,649
Maturities and prepayments of investments	9,443,110	5,597,814
Purchase of investment securities	(8,405,034)	(6,264,643)
Proceeds from sale of investment securities	—	173,916
Proceeds from sales of premises and equipment and foreclosed assets	66,966	64,215
Purchases of premises and equipment, net	(70,717)	(161,336)
Net cash provided by investing activities	3,664,315	2,438,615

Cash flows from financing activities:
Net increase/(decrease) in deposits	4,335,586	(1,740,018)
Federal Home Loan Bank borrowings	40,200,000	4,100,000
Federal Home Loan Bank repayments	(45,209,192)	(6,309,192)
Proceeds from other borrowings	2,505,000	—
Repayments on other borrowings	(890,000)	—
Purchase of 0 and 19,471 shares of treasury stock	—	(585,225)
Issuance of 0 and 22,628 shares of common stock under stock option plans	—	322,459
Payment of dividends	(358,799)	(356,402)
Net cash provided by/(used in) financing activities	582,595	(4,568,378)
Net increase/(decrease) in cash and cash equivalents	5,916,091	(2,663,919)
Cash and cash equivalents at beginning of period	7,845,438	7,708,115
Cash and cash equivalents at end of period	$13,761,529	$5,044,196

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1,861,000	$1,231,000
Cash paid during period for taxes	$—	$400,000

Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$158,000	$59,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2004, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2004, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended March 31, 2005, are not necessarily indicative of the results expected for the year ending December 31, 2005.

2.                                      Earnings Per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the effect of all potential common shares outstanding during each period.  Earnings and dividends per share for all periods presented have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2004.

The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended March 31,
	2005	2004
Weighted average common shares outstanding (basic)	2,110,588	2,195,210
Dilutive stock options	12,521	19,053
Weighted average common shares outstanding (diluted)	2,123,109	2,214,263

3.                                      Stock Based Compensation

The Company utilizes the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123 establishes a fair-value method of accounting for employee stock options or similar equity instruments. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The fair value is recognized as compensation expense over the option vesting period of five years.

In December 2004, The Financial Accounting Standards Board issued SFAS No. 123 (revised), Shared-Based Payment.  The revision disallows the expense recognition alternatives permitted in the original statement and requires entities to recognize stock-based compensation cost in their statements of earnings.

The revision contains additional guidance in several areas including award modifications and forfeitures, measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.  It also contains additional disclosure requirements.  The Company does not expect that adoption of the revised Statement on January 1, 2006, will have a material effect on its consolidated financial statements.

4.                                      Comprehensive Income

The Company’s other comprehensive income (loss) consists of the unrealized holding gains and losses on available-for-sale securities and an unrealized gain on an interest rate swap as shown below:

	Three Months Ended March 31,
	2005	2004
Net earnings	$803,376	$948,761

Unrealized holding gains (losses)	(820,708)	461,729
Less reclassification adjustment for gains included in net earnings	—	97,687
Net unrealized gains (losses) on securities	(820,708)	364,042
Unrealized gain on interest rate swap	58,000	—
Income tax expense (benefit)	(289,829)	138,335
Total comprehensive income	$(472,879)	$1,174,468

5.                                      Intangible Assets

The following table presents information about the Company’s intangible assets, which are being amortized in accordance with SFAS No. 142:

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$1,385,000	$(543,819)	$1,385,000	$(491,501)
Mortgage servicing rights	758,676	(335,889)	766,892	(320,559)
Total	$2,143,676	$(879,708)	$2,151,892	$(812,060)

Aggregate amortization expense for the three months ended March 31, 2005, and March 31, 2004, was $96,000 and $75,000, respectively.  The following table represents the estimated amortization expense for the years ending December 31,:

Year	Amount
2005	$337,000
2006	352,000
2007	233,000
2008	122,000
2009	97,000

6.                                      Other Events

On May 13, 2005, the Company announced the execution of a definitive purchase agreement to acquire two branch locations in Great Bend, Kansas from UMB Financial Corporation.  Pursuant to the agreement, the Company will purchase approximately $38.0 million in deposits along with the branch facilities.  The transaction is subject to the approvals of appropriate regulatory agencies.  The purchase is expected to be completed during the third quarter of 2005.

In addition, the Company has entered into an agreement to construct a new branch location in Topeka, Kansas which is anticipated to be completed in early 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank.  Landmark Bancorp is listed on the Nasdaq Stock Market under the symbol “LARK”.  Landmark National Bank is dedicated to providing quality financial and banking services to its local communities.  Landmark National Bank originates commercial real estate and non-real estate loans, one-to-four family residential mortgage loans, consumer loans, multi-family residential mortgage loans, and home equity loans.

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

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities.  Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans and investments.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expenses, amortization expense and provision for potential loan losses.

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

Summary of Results.  Net earnings for the three months ended March 31, 2005, decreased $145,000, or 15.3%, to $803,000 as compared to the three months ended March 31, 2004.  This decline in net earnings was generally attributable to an increase in non-interest expense which was offset by an improvement of net interest income.  Also contributing to the decline in net earnings was an increase of our loan loss provision in the first quarter.  The increases in non-interest expense and the improvement of net interest income primarily resulted from our acquisition of First Kansas on April 1, 2004, as we incurred additional expenses associated with operating these new branches and as our average earning assets increased.  The increase in our loan loss provision during the quarter primarily related to our commercial loan growth.

The three months ended March 31, 2005, resulted in diluted earnings per share of $0.38 compared to $0.43 for the same period in 2004.  Return on average assets for the three months ended March 31, 2005, was 0.74% compared to 1.15% for the same period in 2004.  Return on average stockholders’ equity was 7.70% for the three months ended March 31, 2004, compared to 8.88% for the same period in 2004.

The following table summarizes net earnings and key performance measures for the two periods presented.

	Three Months Ended March 31,
	2005	2004
Net earnings	$803,376	$948,761
Basic earnings per share	$0.38	$0.43
Diluted earnings per share	$0.38	$0.43
Earnings ratios:
Return on average assets (1)	0.74%	1.15%
Return on average equity (1)	7.70%	8.88%
Dividend payout ratio	44.74%	37.77%
Net interest margin (1)	3.08%	3.53%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended March 31, 2005, increased $1.1 million, or 21.1%, to $5.1 million from $4.0 million for the three months ended March 31, 2004.  This increase was primarily the result of the increase in interest earning assets from the First Kansas acquisition in April of 2004.  This increase was offset by the excess liquidity resulting from the mortgage refinancings and paydowns being invested into lower yielding investment securities.  Average loans for the quarter ended March 31, 2005, increased to $279.6 million from $212.4 million for the quarter ended March 31, 2004.  The increase in average loans was primarily the result of the acquisition of First Kansas.  Interest income on loans increased $874,000, or 27.1%, to $4.1 million for the quarter ended March 31, 2005.  Average investment securities also increased as a result of the First Kansas acquisition, from $99.3 million for the quarter ended March 31, 2004, to $131.0 million for the same period of 2005.  Interest income on investment securities increased $225,000, or 27.8%, to $1.0 million for the quarter ended March 31, 2005.

Interest Expense.  Interest expense during the three months ended March 31, 2005, increased $759,000, or 40.1%, to $2.0 million from $1.3 million as compared to the same period of 2004.  Interest expense on deposits increased $227,000, or 24.4%, to $1.2 million for the three months ended March 31, 2005.  The increase in interest expense on deposits resulted from an increase in average deposits from $253.3 million for the quarter ended March 31, 2004, to $300.3 million for the quarter ended March 31, 2005, and as a result of the rise in interest rates in the second half of 2004 and the first quarter of 2005.  Interest expense on borrowings increased $531,000, or 152.0%, to $881,000, for the three month period.  The increase in interest expense on borrowings resulted primarily from the additional FHLB advances of $56.4 million which we assumed through the acquisition of First Kansas and the $15.2 million of other borrowings originated  to consummate the First Kansas acquisition.

Net Interest Income.  Net interest income increased to $3.1 million, or by 12.5%, for the three months ended March 31, 2005, compared to $2.8 million for the three months ended March 31, 2004, primarily as a result of the First Kansas acquisition in April 2004.  The increase in our average earning assets during the first three months of 2005 to $410.0 million from $315.2 million for the same period of 2004 was also primarily attributable to the acquisition of First Kansas.  The net interest margin for the three months ended March 31, 2005, was 3.08%, down from 3.53% for the three months ended March 31, 2004.  The decline in our net interest margin was primarily the result of the increased FHLB advances acquired with the First Kansas acquisition which are priced relatively higher than deposit rates.  Additionally, the residential mortgage loans acquired with from First Kansas are also at rates that are relatively lower than the average of our loan portfolio prior to the acquisition.  Also contributing to the decline in the net interest margin is a continued reduction in loans arising from payoffs and refinancings in the one-to-four family residential loan portfolio exceeding our ability to generate new commercial and consumer loans.  We believe the increase in Federal Funds rates in the second half of 2004 and during the first quarter of 2005 by the Federal Open Market Committee will have a positive impact on our net interest margin in the latter part of 2005 as our interest rates on earning assets reprice to higher rates.

Provision for Loan Losses.  The provision for loan losses increased to $120,000 for the three months ended March 31, 2005, compared to $60,000 the three months ended March 31, 2004.  Our continuous review of the loan portfolio prompted an increase in our provision, relating primarily to our commercial loan growth.  First Kansas had an allowance for loan losses of approximately $352,000, or 0.47% of outstanding loans, at March 31, 2004, which increased our allowance following the acquisition.  One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At March 31, 2005, the allowance for loan losses was $3.0 million, or 1.1% of gross loans outstanding, compared to $2.9 million, or 1.0% of gross loans outstanding, at December 31, 2004.  During the three months ended March 31, 2005, our net charge-offs were $1,500 compared to $18,000 during the same period of 2004.

Non-interest Income.  Non-interest income increased $113,000, or 12.0%, for the three months ended March 31, 2005, to $1.1 million from $947,000 for the three months ended March 31, 2004.  The increase in non-interest income reflected increased fees and service charges from $533,000 for the three months ended March 31, 2004, to $798,000 for the three months ended March 31, 2005.  This significant increase in fees and service charges was the result of the acquisition of First Kansas in April 2004 and from substantially increasing the number of our retail checking accounts opened through new marketing initiatives that were introduced in early 2004.  Also contributing to the increase in non-interest income was a $16,000 increase in other fee income for the three months ended March 31, 2005, as compared to the same period of 2004, which was primarily attributable to the sale of other assets.

Partially offsetting these increases in non-interest income was a decline in gains on sale of loans of 29.5%, from $235,000 for the three months ended March 31, 2004, to $166,000 for the three months ended March 31, 2005, as residential mortgage financing activity dropped.  Mortgage refinancings and prepayments were lower during the first quarter of 2005 as compared to the same period of 2004.  Another offset to the increases in non-interest income was a decrease in gains on sale of investments of $98,000 for the three months ended March 31, 2005 as compared to the same period of 2004 as we did not sell any investments during the first quarter of 2005.  We periodically sell equity securities from our holding company’s investment portfolio based on performance and other indicators and we could sell additional equity securities in future periods.

	Three Months Ended March 31,
	2005	2004
Non-interest income:
Fees and service charges	$797,659	$532,735
Gains on sales of loans	165,576	234,885
Gains on sales of investments	—	97,687
Other	97,180	81,501
Total non-interest income	$1,060,415	$946,808

Non-interest Expense.  Non-interest expense increased $641,000, or 20.6%, to $2.9 million for the three months ended March 31, 2005, compared to $2.3 million for the same period in 2004.  The increase was primarily related to a $240,000 increase in compensation and benefits, a $120,000 increase in occupancy and equipment expense, and a $50,000 increase in data processing expenses, all of which was associated primarily with the operations of the branches acquired from First Kansas.  The acquisition of First Kansas added four branch locations and approximately 30 employees to our Company.  Also contributing to the increase in non-interest expense for the three months ended March 31, 2005, was an increase of $42,000 in advertising expenses related to our new marketing initiative that was introduced in early 2004.  In addition, amortization expense increased $21,000 for the three months ended March 31, 2005, as compared to the same period of 2004 associated with the additional core deposit premium that resulted from the First Kansas acquisition.  Other non-interest expense also increased as a result of the operations of the new branches associated with the First Kansas acquisition.

	Three Months Ended March 31,
	2005	2004
Non-interest expense:
Compensation and benefits	$1,457,718	$1,217,804
Occupancy and equipment	490,234	370,159
Data processing	128,996	78,865
Amortization	96,030	75,147
Professional fees	86,143	78,694
Advertising	84,840	42,488
Other	554,281	394,164
Total non-interest expense	$2,898,242	$2,257,321

Income Tax Expense.  Income tax expense decreased $96,000, or 21.6%, from $446,000 for the three months ended March 31, 2004, to $350,000 for the three months ended March 31, 2005.  This decrease in income tax expense resulted primarily from a decrease in taxable income.  In addition, the effective tax rate for the first quarter of 2005 decreased to 30.3% compared to 32.0% for the first quarter of 2004 as a result of the utilization of investment tax credits.

Asset Quality and Distribution.  Total assets increased to $444.0 million at March 31, 2005, compared to $442.1 million at December 31, 2004.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, decreased $3.0 million to $274.4 million as of March 31, 2005, from $277.4 million as of December 31, 2004.  This decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Our loan portfolio composition continues to diversify as a result of paydowns and our planned expansion of commercial lending activities.  This is evidenced by our one-to-four family residential real estate loans comprising 46.8% of total loans as of December 31, 2004, and 45.7% of total loans as of March 31, 2005.

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

The allowance for losses on loans is established through a provision for losses on loans based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.

We believe that the quality of the loan portfolio continues to be strong as evidenced by our low levels of past due and non-accrual loans which increased slightly, however, remain relatively low overall.  Loans past due more than one month and less than 90 days as of March 31, 2005, totaled $3.2 million, as compared to $1.7 million at December 31, 2004.  As of March 31, 2005, loans with a balance of $2.4 million were on non-accrual status, or 0.86% of total loans, compared to a balance of $1.1 million loans on non-accrual status, or 0.41% of total loans, as of December 31, 2004.  In addition, the ratio of non-performing assets as a percentage of total assets increased from 0.36% as of December 31, 2004, to 0.68% as of March 31, 2005.  The increase in non-accrual loans is related to a single borrowing relationship comprised of a pool of residential home loans totaling $1.4 million.  While the non-accrual loans and non-performing asset ratios have increased, this increase occurred in the one-to-four family residential loan portfolio.  Residential home loans comprised 80.3% of the $2.4 million non-accrual balance at March 31, 2005.  These loans have been underwritten according to our residential lending policies and are well secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of principal.

Management believes that there are numerous indications of emerging strength in the economy, including the Federal Open Market Committee raising the target for the Federal Funds rate by 200 basis points since the June 30, 2004, meeting.  Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable.  We believe that the allowance for losses on loans at March 31, 2005, was adequate.  While we believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

Liability Distribution.  Total deposits increased $4.3 million to $307.2 million at March 31, 2005, from $302.9 million at December 31, 2004.  Borrowings decreased $3.7 million to $90.9 million at March 31, 2005, from $94.6 million at December 31, 2004.

Non-interest bearing demand accounts at March 31, 2005, were $27.8 million, or 9.1% of deposits, compared to $28.5 million, or 9.4% of deposits, at December 31, 2004.  Money market and NOW demand accounts decreased to $92.4 million at March 31, 2005, from $96.6 million at December 31, 2004, and were 30.1% of total deposits while savings accounts increased to $23.5 million from $23.2 million during the same period.  Certificates of deposit increased to $163.4 million at March 31, 2005, from $154.5 million at December 31, 2004.

Certificates of deposit at March 31, 2005, which were scheduled to mature in one year or less, totaled $122.3 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of March 31, 2005, for the periods indicated.

Contractual Cash Obligations	Total	One Year and Less	One to Three Years	Four to Five Years	More than Five Years

Operating leases	$275,430	$67,644	$103,632	$100,282	$—
Service contracts	2,080,000	780,000	1,300,000	—	—
FHLB advances	75,759,727	5,500,000	500,000	42,150,988	27,608,739
Other borrowings	13,383,000	—	—	5,135,000	8,248,000

Total contractual obligations	$91,498,157	$6,347,644	$1,903,632	$47,386,270	$35,856,739

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The level of these assets is dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $145.3 million at March 31, 2005, and $141.4 million at December 31, 2004.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government,  agency securities, and government sponsored entities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB or through sales of securities.  At March 31, 2005, we had outstanding FHLB advances of $75.7 million and had no borrowings on our line of credit with the FHLB.  At March 31, 2005, our total borrowing capacity with the FHLB was $101.9 million.  We also had other borrowings of $15.1 million at March 31, 2005, which included $8.2 million of subordinated debentures, $5.1 million of long-term debt and $1.8 million in repurchase agreements.

At March 31, 2005, we had outstanding loan commitments, excluding standby letters of credit, of $41.3 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of commercial letters of credit, unfunded lines of credit and commitments to finance real estate loans.

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

At March 31, 2005, we continued to maintain a sound leverage ratio of 9.8% and a total risk based capital ratio of 16.5%.  As shown by the following table, our capital exceeded the minimum capital requirements at March 31, 2005 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$42,209	9.8%	4.0%	$17,246
Tier 1 Capital	$42,209	15.4%	4.0%	$10,988
Total Risk Based Capital	$45,224	16.5%	8.0%	$21,977

At March 31, 2005, our subsidiary bank continued to maintain a sound leverage ratio of 10.8% and a total risk based capital ratio of 18.0%.  As shown by the following table, our bank’s capital exceeded the minimum capital requirements at March 31, 2005 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$46,285	10.8%	4.0%	$17,213
Tier 1 Capital	$46,285	16.9%	4.0%	$10,960
Total Risk Based Capital	$49,300	18.0%	8.0%	$21,920

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of March 31, 2005, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

Effective April 11, 2005, the Board of Governors of the Federal Reserve System amended the risk-based capital standards for bank holding companies to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards.  The new regulations limit the amount of trust preferred securities (combined with all other restricted core capital elements) that a bank holding company may include as tier 1 capital to 25% of the sum of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts in excess of the limits described above generally may be included in tier 2 capital.  The regulations also provide a transition period for bank holding companies to conform their capital structures to the revised quantitative limits.  These limits will first become applicable to bank holding companies beginning on March 31, 2009.  We do not anticipate the amended risk-based capital standards will have a material impact on our capital structures.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2005, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ change in net interest income	% of net interest income
100 basis point rising	$741,000	6.1%
200 basis point rising	$1,458,000	12.0%
100 basis point falling	$(887,000)	(7.3)%

We believe that no significant changes in our interest rate sensitivity position have occurred since March 31, 2005.  We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short-term timing differences between the repricing of interest-bearing assets and liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

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

LANDMARK BANCORP, INC.

Date: May 13, 2005	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 13, 2005	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer