Form 10-Q
period 2005-06-30
LANDMARK BANCORP INC
filed 2005-08-04
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of August 2, 2005, the Registrant had outstanding 2,122,679 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,353,748	$7,845,438
Investment securities available for sale, at fair value	139,026,971	133,604,335
Loans, net	276,993,787	277,413,963
Loans held for sale	1,054,038	846,003
Premises and equipment, net	5,770,833	5,864,258
Goodwill	7,651,892	7,651,892
Other intangible assets, net	1,207,990	1,339,832
Accrued interest and other assets	8,116,292	7,525,173

Total assets	$447,175,551	$442,090,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$302,927,612	$302,867,721
Federal Home Loan Bank borrowings	81,372,261	81,053,321
Other borrowings	15,168,000	13,518,000
Accrued expenses, taxes and other liabilities	4,353,364	2,482,875
Total liabilities	403,821,237	399,921,917

Stockholders’ equity:
Common stock, $0.01 par, 5,000,000 shares authorized, 2,241,831 and 2,230,435 shares issued, respectively	22,418	22,322
Additional paid-in capital	20,204,863	19,969,551
Retained earnings	26,264,269	25,228,826
Accumulated other comprehensive income	69,118	154,101
Treasury stock, at cost; 121,648 and 121,630 shares, respectively	(3,206,354)	(3,205,823)
Total stockholders’ equity	43,354,314	42,168,977

Total liabilities and stockholders’ equity	$447,175,551	$442,090,894

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Interest income:
Loans	$4,288,778	$4,130,635
Investment securities	1,121,711	1,204,938
Other	40,175	10,769
Total interest income	5,450,664	5,346,342

Interest expense:
Deposits	1,355,432	1,035,768
Borrowed funds	874,884	880,225
Total interest expense	2,230,316	1,915,993

Net interest income	3,220,348	3,430,349

Provision for loan losses	105,000	120,000

Net interest income after provision for loan losses	3,115,348	3,310,349

Non-interest income:
Fees and service charges	913,215	931,422
Gains on sale of loans	205,818	223,145
Gains on sale of investments	40,540	32,103
Other	117,447	107,515
Total non-interest income	1,277,020	1,294,185

Non-interest expense:
Compensation and benefits	1,505,144	1,515,074
Occupancy and equipment	484,108	484,639
Data processing	141,237	130,500
Amortization of intangibles	86,932	108,219
Professional fees	98,913	82,222
Advertising	97,007	48,750
Other	597,588	631,057
Total non-interest expense	3,010,929	3,000,461

Earnings before income taxes	1,381,439	1,604,073

Income tax expense	431,775	529,286

Net earnings	$949,664	$1,074,787

Earnings per share:
Basic	$0.45	$0.50
Diluted	$0.45	$0.49

Dividends per share	$0.17	$0.1619

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Interest income:
Loans	$8,390,492	$7,358,144
Investment securities	2,158,512	2,016,263
Other	53,245	19,101
Total interest income	10,602,249	9,393,508

Interest expense:
Deposits	2,515,497	1,968,569
Borrowed funds	1,755,610	1,229,669
Total interest expense	4,271,107	3,198,238

Net interest income	6,331,142	6,195,270

Provision for loan losses	225,000	180,000

Net interest income after provision for loan losses	6,106,142	6,015,270

Non-interest income:
Fees and service charges	1,710,874	1,464,157
Gains on sale of loans	371,394	458,030
Gains on sale of investments	40,540	129,790
Other	214,627	189,016
Total non-interest income	2,337,435	2,240,993

Non-interest expense:
Compensation and benefits	2,962,862	2,732,878
Occupancy and equipment	974,342	854,798
Data processing	270,233	209,365
Amortization of intangibles	182,962	183,366
Professional fees	185,056	160,916
Advertising	181,847	91,238
Other	1,151,869	1,025,221
Total non-interest expense	5,909,171	5,257,782

Earnings before income taxes	2,534,406	2,998,481

Income tax expense	781,366	974,933

Net earnings	$1,753,040	$2,023,548

Earnings per share:
Basic	$0.83	$0.93
Diluted	$0.83	$0.92

Dividends per share	$0.34	$0.3238

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004

Net cash provided by operating activities	$3,846,525	$3,040,227

Cash flows from investing activities:
Net increase in loans	(429,630)	(1,249,834)
Maturities and prepayments of investments	21,712,032	14,228,672
Purchase of investment securities	(27,804,212)	(4,674,989)
Proceeds from sale of investment securities	140,540	241,874
Proceeds from sale of premises, equipment and foreclosed assets	247,943	66,915
Net cash paid in FKAN acquisition	—	(8,788,732)
Purchases of premises and equipment, net	(258,374)	(320,364)
Net cash used in by investing activities	(6,391,701)	(496,458)

Cash flows from financing activities:
Net increase in deposits	59,891	300,643
Federal Home Loan Bank borrowings	56,200,000	18,300,000
Federal Home Loan Bank repayments	(55,318,384)	(20,518,384)
Proceeds from other borrowings	2,375,000	7,395,000
Repayments on other borrowings	(725,000)	(440,000)
Purchase of 18 and 33,024 shares of treasury stock	(531)	(985,333)
Issuance of 11,396 and 22,628 shares of common stock under stock option plan	180,107	344,774
Payment of dividends	(717,597)	(711,924)
Net cash provided by financing activities	2,053,486	3,684,776
Net (decrease)/increase in cash and cash equivalents	(491,690)	6,228,545
Cash and cash equivalents at beginning of period	7,845,438	7,708,115
Cash and cash equivalents at end of period	$7,353,748	$13,936,660

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$3,829,000	$2,536,000
Cash paid during period for taxes	$—	$650,000

Supplemental schedule of noncash investing activities:
Transfer of loans to real estate owned	$486,000	$442,000
Bank acquisition:
Fair value of liabilities assumed	$—	$140,619,000
Fair value of assets acquired	$—	$149,408,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2004, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2004, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim periods ended June 30, 2005, are not necessarily indicative of the results expected for the year ending December 31, 2005.

2.                                      Stock Based Compensation

The Company utilizes the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123 establishes a fair-value method of accounting for employee stock options or similar equity instruments. The fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The fair value is recognized as compensation expense over the option vesting period, typically five years.

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

The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding (basic)	2,112,306	2,184,610	2,111,452	2,189,904
Dilutive stock options	11,146	13,789	11,804	16,120
Weighted average common shares (diluted)	2,123,452	2,198,399	2,123,256	2,206,024

4.                                      Comprehensive Income/(Loss)

The Company’s other comprehensive income/(loss) consists of the unrealized holding gains and losses on available-for-sale securities and an interest rate swap as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2005
Net earnings	$949,664	$1,074,787	$1,753,040	$2,023,548

Unrealized holding gains/(losses)	715,178	(1,717,684)	(105,530)	(1,255,955)
Less reclassification adjustment for gains included in net earnings	40,540	32,103	40,540	129,790
Net unrealized gains/(losses) on securities	674,638	(1,749,787)	(146,070)	(1,385,745)
Unrealized (loss)/gain on interest rate swap	(49,000)	—	9,000	—
Income tax expense/(benefit)	237,742	(664,919)	(52,087)	(526,584)
Total comprehensive (loss)/income	$1,337,650	$(10,081)	$1,668,057	$1,164,387

5.                                      Other Intangible Assets

The following table presents information about the Company’s other intangible assets, which are being amortized in accordance with SFAS No. 142:

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$1,385,000	$(593,387)	$1,385,000	$(491,501)
Mortgage servicing rights	776,120	(359,743)	766,892	(320,559)
Total	$2,161,120	$(953,130)	$2,151,892	$(812,060)

Aggregate amortization expense for the three months ended June 30, 2005, and June 30, 2004, was $87,000 and $108,000, respectively.  Aggregate amortization expense for the six months ended June 30, 2005, and June 30, 2004, was $183,000.  The following is estimated amortization expense for the years ending December 31:

Year	Amount
2005	337,000
2006	352,000
2007	233,000
2008	122,000
2009	97,000

6.                                      Other Events

On May 13, 2005, the Company announced the execution of a definitive purchase agreement to acquire two branch locations in Great Bend, Kansas from UMB Financial Corporation.  Pursuant to the agreement, the Company will purchase approximately $38.0 million in deposits along with the branch premises and equipment for cash.  The purchase is expected to be completed during August 2005.

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

On April 1, 2004, we completed the cash acquisition of First Kansas Financial Corporation (“First Kansas”), which had total assets of approximately $150 million, including loans and deposits of $74 million and $84 million, respectively.  First Kansas had branches in Osawatomie, Paola, Louisburg, Fort Scott, Beloit, and Phillipsburg, Kansas.  Our acquisition of First Kansas was accounted for using the purchase method of accounting.  The cost in excess of the tangible and identifiable intangible net assets acquired was recorded as goodwill.  We recorded a core deposit intangible of $710,000, which is being amortized on an accelerated basis over ten years, and goodwill attributable to the acquisition of First Kansas of $6.1 million, none of which is deductible for tax purposes.  The operating results presented for the six months ended June 30, 2005, include the accounts and results of First Kansas while the corresponding six months ended June 30, 2004, include First Kansas beginning April 1, 2004.

During the third quarter of 2004, we sold our newly acquired Beloit and Phillipsburg branches.   Upon consummation of the transactions, we sold approximately $7.7 million in deposits and approximately $2.4 million in loans and premises and equipment associated with the Beloit branch and approximately $4.7 million in deposits and approximately $846,000 in loans and premises and equipment related to the Phillipsburg branch.  The net proceeds received from the buyers of these branches were recorded as a reduction of goodwill of approximately $466,000 and other intangible assets of approximately $105,000.

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

Summary of Results.  Net earnings for the three months ended June 30, 2005, decreased $125,000, or 11.6%, to $950,000 as compared to the three months ended June 30, 2004.  This decline in net earnings was generally attributable to a reduction in net interest income.

Net earnings for the six months ended June 30, 2005, decreased $271,000, or 13.4%, to $1.8 million as compared to the six months ended June 30, 2004.  This decline in net earnings was generally attributable to increased non-interest expense which was partially offset by increases in net interest income and non-interest income.

The three months ended June 30, 2005, resulted in diluted earnings per share of $0.45 compared to $0.49 for the same period in 2004.  Return on average assets was 0.85% for the period compared to 0.90% for the same period in 2004.  Return on average stockholders’ equity was 8.99% for the period compared to 10.11% for the same period in 2004.

The six months ended June 30, 2005, resulted in diluted earnings per share of $0.83 compared to $0.92 for the same period in 2004.  Return on average assets was 0.80% for the period compared to

1.00% for the same period in 2004.  Return on average stockholders’ equity was 8.35% for the period compared to 9.55% for the same period in 2004.

We repurchased 18 shares of stock during the first six months of 2005.  Under the current stock repurchase program authorized by our Board of Directors, as of June 30, 2005, we can repurchase an additional 77,036 shares of our common stock.  As of June 30, 2005, we held 121,648 shares as treasury stock at an average cost per share of $26.36.

The following table summarizes net earnings and key performance measures for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings:
Basic earnings per share	$0.45	$0.50	$0.83	$0.93
Diluted earnings per share	$0.45	$0.49	$0.83	$0.92
Earnings ratios:
Return on average assets (1)	0.85%	0.90%	0.80%	1.00%
Return on average equity (1)	8.99%	10.11%	8.35%	9.55%
Dividend payout ratio	37.78%	33.33%	40.96%	35.42%
Net interest margin (1)	3.10%	3.08%	3.09%	3.26%

(1) The ratios have been annualized and are not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended June 30, 2005, increased $104,000, or 2.0%, to $5.5 million from $5.3 million in the same period of 2004.  This slight increase in interest income primarily resulted from a small increase in interest income on loans which was offset by a small decrease in interest income on investment securities.  Average loans for the quarter ended June 30, 2005, decreased $7.9 million, or 2.8%, to $279.0 million from $286.9 million for the quarter ended June 30, 2004.  The decrease in average loans was primarily due to the continued payoffs and refinancings in the mortgage loan portfolio.  The decrease in average loans is also due to the vast majority of our fixed-rate residential loan originations being sold to the secondary market at a faster pace than we have been able to grow our commercial lending portfolios.    Despite the slight decrease in average loans, interest income on loans increased $158,000, or 3.8%, to $4.3 million for the quarter ended June 30, 2005, primarily due to an upward adjustment of interest rates on variable rate loans.  Average investment securities decreased from $157.1 million for the quarter ended June 30, 2004, to $134.7 million for the quarter ended June 30, 2005, resulting from lower deposits available to invest following the sale of two branch locations in the third quarter of 2004.  Interest income on investment securities decreased $83,000, or 7.0%, to $1.1 million for the quarter ended June 30, 2005.

Interest income for the six months ended June 30, 2005, increased $1.2 million, or 12.9%, to $10.6 million from $9.4 million in the same period of 2004.  This increase was primarily the result of a higher level of interest earning assets obtained in the First Kansas acquisition in addition to the rise in interest rates during the last six months of 2004 and the first six months of 2005.  Average loans for the first six months of 2005 were $279.3 million as compared to $250.9 million for the first six months of 2004.  Interest income on loans increased $1.0 million, or 14.0%, to $8.4 million for the six months ended June 30, 2005.  Average investment securities increased from $128.2 million for the six months ended June 30, 2004, to $132.8 million for the same period of 2005.  Average investments for this period increased as a result of the investments obtained in the First Kansas acquisition in April 2004 which was offset by a reduction in deposits available to invest following the sale of two branch locations in the third quarter of 2004.  Interest income on investment securities increased $142,000, or 7.1%, to $2.2 million for the six months ended June 30, 2005.

Interest Expense.  Interest expense during the three months ended June 30, 2005, increased $314,000, or 16.4%, as compared to the same period of 2004.  For the three months ended June 30, 2005, interest expense on deposits increased $320,000, or 30.9%.  The increase in interest expense on deposits resulted primarily from the rise in interest rates beginning in June of 2004 and the associated repricing of deposits as they matured.  Interest expense on borrowings decreased $5,000, or 1.0%.  The decrease in interest expense on borrowings resulted primarily from scheduled principal payments.

Interest expense during the six months ended June 30, 2005, increased $1.1 million, or 33.6%, as compared to the same period of 2004.  For the six months ended June 30, 2005, interest expense on deposits increased $547,000, or 27.8%.  The increase in interest expense on deposits resulted primarily from the rise in interest rates beginning in June of 2004 and the repricing of maturing deposits at these higher rates.  Interest expense on borrowings increased $526,000, or 42.8%.  The increase in interest expense on borrowings resulted primarily from additional advances from the Federal Home Loan Bank of approximately $56.4 million which we assumed through the acquisition of First Kansas in April 2004 and the $7.0 million that we borrowed in April 2004 to consummate the acquisition of First Kansas.

Net Interest Income.  Net interest income for the three months ended June 30, 2005, totaled $3.2 million, a 6.1% decrease, as compared to $3.4 million for the three months ended June 30, 2004, resulting primarily from a lower level of average interest earning assets.  Average interest earning assets declined during the second quarter of 2005, decreasing to $416.6 million from $448.1 million as compared to the second quarter of 2004, primarily as a result of lower deposits available to invest following the sale of two branch locations during the third quarter of 2004.  The net interest margin on earning assets was 3.10% for the second quarter of 2005, up slightly from 3.08% for the second quarter of 2004.

Net interest income for the six months ended June 30, 2005, totaled $6.3 million, a 2.2% increase, as compared to $6.2 million for the six months ended June 30, 2004, due primarily to a higher level of interest earning assets obtained in the First Kansas acquisition.  Average interest earning assets increased during the first six months of 2005 to $413.3 million from $381.7 million for the same period of 2004.  The net interest margin on earning assets was 3.09% for the first six months of 2005, down from 3.26% during the same period of 2004.  The decline in our net interest margin was primarily the result of the increased FHLB advances acquired with the First Kansas acquisition which are priced relatively higher than deposit rates.  Additionally, the residential mortgage loans acquired from First Kansas are also at rates that are relatively lower than the average of our loan portfolio prior to the acquisition.  Also contributing to the decline in the net interest margin was a continued reduction in loans arising from payoffs and refinancings in the one-to-four family residential loan portfolio exceeding our ability to generate new commercial and consumer loans.  We believe the increase in Federal Funds rates over the past year by the Federal Open Market Committee will have a positive impact on our net interest margin in the second half of 2005 as our interest rates on earning assets reprice to higher rates.

Provision for Loan Losses.  The provision for loan losses for the three months ended June 30, 2005, was $105,000, compared to a provision of $120,000 during the three months ended June 30, 2004.  Our continuous review of the loan portfolio prompted a decrease in our provision primarily as a result of improvement in the asset quality of the commercial loan portfolio.  One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At June 30, 2005, and December 31, 2004, the allowance for loan losses was $3.1 million and $2.9 million, or 1.1% and 1.0%, respectively, of gross loans outstanding.  The provision for loan losses for the six months ended June 30, 2005, was $225,000 compared to a provision of $180,000 for the same period in 2004.

Non-interest Income.  Non-interest income decreased $17,000, or 1.3%, for the three months ended June 30, 2005, to $1.3 million compared to the three months ended June 30, 2004.  The decrease in non-interest income reflected lower fees and service charges, decreasing from $931,000 for the three months ended June 30, 2004, to $913,000 for the three months ended June 30, 2005, relating primarily to loan fees being lower during the second quarter of 2005 as compared to the second quarter of 2004.  Partially offsetting the decline in loan fees for this three-month period was an increase in deposit service charges.  Also contributing to the decrease in non-interest income was a decrease in the gains on sale of loans of $17,000 during the second quarter of 2005 as compared to the same period of 2004.  Mortgage refinancing and prepayments were lower during the second quarter of 2005 as compared to the same period of 2004, as many mortgage holders had already taken advantage of the low interest rates favorable for mortgage refinancing and because rates have risen.  Mortgage origination and refinancing activity is expected to continue at levels similar to the first two quarters of 2005 through out the third quarter of 2005.  Offsetting these decreases in non-interest income, was an $8,000 increase in the gains on sale of investments and a $10,000 increase in other non-interest income during the second quarter of 2005, compared to the second quarter of 2004.

Non-interest income increased $96,000, or 4.3%, for the six months ended June 30, 2005, to $2.3 million compared to the six months ended June 30, 2004.  The increase in non-interest income reflected increased fees and service charges from $1.5 million for the six months ended June 30, 2004, to $1.7 million for the six months ended June 30, 2005.  This increase in fees and service charges was the result of the acquisition of First Kansas in April 2004 and from substantially increasing the number of our retail checking accounts opened through new marketing initiatives that were introduced in early 2004.  Partially offsetting the increase in deposit service charges for this six-month period was a decrease in loan fees.  Also contributing to the increase in non-interest income was a $26,000 increase in other income for the six months ended June 30, 2005, as compared to the same period of 2004, which was primarily attributable to the sale of other assets.

Partially offsetting these increases in non-interest income was a decline in gains on sale of loans of 19.0%, from $458,000 for the six months ended June 30, 2004, to $371,000 for the six months ended June 30, 2005, as residential mortgage financing activity dropped.  Mortgage refinancings and prepayments were lower during the first half of 2005 as compared to the same period of 2004 as many mortgage holders had already taken advantage of the low interest rates favorable for mortgage refinancing and because rates have risen.  Another offset to the increases in non-interest income was a decrease in gains on sale of investments of $89,000 for the six months ended June 30, 2005 as compared to the same period of 2004 as we sold fewer investments during the first half of 2005 as compared to the first half of 2004.  We periodically sell equity securities from our holding company’s investment portfolio based on performance and other indicators and we could sell additional equity securities in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Non-interest income:
Fees and service charges	$913,215	$931,422	$1,710,874	$1,464,157
Gains on sales of loans	205,818	223,145	371,394	458,030
Gains on sales of investments	40,540	32,103	40,540	129,790
Other	117,447	107,515	214,627	189,016
Total non-interest income	$1,277,020	$1,294,185	$2,337,435	$2,240,993

Non-interest Expense.  Non-interest expense remained constant at $3.0 million for the three months ended June 30, 2005 and 2004.  Increases of $48,000 in advertising expense and $17,000 in professional fees for the second quarter of 2005 as compared to the second quarter of 2004 were offset by decreases of $21,000 in amortization of intangibles and $15,000 in stationery, printing and office supplies.

Non-interest expense increased $651,000, or 12.4%, to $5.9 million for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.  The increase was primarily related to a $230,000 increase in compensation and benefits, a $120,000 increase in occupancy and equipment expense, and a $61,000 increase in data processing expenses, all of which was associated primarily with the operations of branches acquired from First Kansas which added four branch locations and approximately 30 employees to our Company.  Also contributing to the increase in non-interest expense for the six months ended June 30, 2005, was an increase of $91,000 in advertising expenses related to our new marketing initiative that was introduced in early 2004.  Other non-interest expense also increased as a result of the operations of the new branches associated with the First Kansas acquisition.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Non-interest expense:
Compensation and benefits	$1,505,144	$1,515,074	$2,962,862	$2,732,878
Occupancy and equipment	484,108	484,639	974,342	854,798
Data processing	141,237	130,500	270,233	209,365
Amortization of intangibles	86,932	108,219	182,962	183,366
Professional fees	98,913	82,222	185,056	160,916
Advertising	97,007	48,750	181,847	91,238
Other	597,588	631,057	1,151,869	1,025,221
Total non-interest expense	$3,010,929	$3,000,461	$5,909,171	$5,257,782

Income Tax Expense.  Income tax expense decreased $98,000, or 18.4%, from $529,000 for the three months ended June 30, 2004, to $432,000 for the three months ended June 30, 2005.  The decrease in income tax expense for the three months ended June 30, 2005, resulted primarily from a decrease in taxable income.  In addition, the effective tax rate for the second quarter of 2005 decreased to 31.3% compared to 33.0% for the second quarter of 2004 as a result of the utilization of investment tax credits.

Income tax expense decreased $194,000, or 19.9%, from $975,000 for the six months ended June 30, 2004, to $781,000 for the six months ended June 30, 2005.  The decrease in income tax expense for the six months ended June 30, 2005, resulted primarily from a decrease in taxable income.  In addition, the effective tax rate for the first six months of 2005 decreased to 30.8% compared to 32.5% for the first six months of 2004 as a result of the utilization of investment tax credits.

Asset Quality and Distribution.  Total assets increased to $447.2 million at June 30, 2005, compared to $442.1 million at December 31, 2004.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, decreased $420,000 during the six months ended June 30, 2005.  This decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Our loan portfolio composition continues to diversify as a result of paydowns and our planned expansion of commercial lending activities.  This is evidenced by our one-to-four family residential real estate loans comprising 46.8% of total loans as of December 31, 2004, 45.7% of total loans as of March 31, 2005, and 44.4% of total loans as of June 30, 2005.

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

We believe that the quality of the loan portfolio continues to be strong as evidenced by our low levels of past due and non-accrual loans which increased slightly, however, remain relatively low overall.  As of June 30, 2005, loans with a balance of $1.7 million were on non-accrual status, or 0.61% of total loans, compared to a balance of $1.1 million loans on non-accrual status, or 0.41% of total loans, as of December 31, 2004.  In addition, the ratio of non-performing assets as a percentage of total assets increased from 0.36% as of December 31, 2004, to 0.55% as of June 30, 2005.  The increase in non-accrual loans is related to a single borrowing relationship comprised of a pool of residential home loans totaling $449,000.  While the non-accrual loans and non-performing asset ratios have increased, this increase occurred in the one-to-four family residential loan portfolio.  Residential home loans comprised 97.0% of the $1.7 million non-accrual balance at June 30, 2005.  These loans have been underwritten according to our residential lending policies and are well secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of principal.

Management believes that there are numerous indications of emerging strength in the economy, including the Federal Open Market Committee raising the target for the Federal Funds rate by 225 basis points since the June 30, 2004 meeting.  Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable.  We believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

Liability Distribution.  Total deposits of $302.9 million remained constant at June 30, 2005, and December 31, 2004.  Borrowings increased $1.9 million to $96.5 million at June 30, 2005, from $94.6 million at December 31, 2004.

Non-interest bearing demand accounts at June 30, 2005, were $27.2 million, or 9.0% of deposits, compared to $28.5 million, or 9.4% of deposits, at December 31, 2004.  Certificates of deposit increased to $162.6 million at June 30, 2005, from $154.5 million at December 31, 2004.  Money market and NOW demand accounts increased to $89.9 million at June 30, 2005, from $76.6 million at December 31, 2004, and were 29.7% of total deposits.  Savings accounts of $23.2 million remained constant at June 30, 2005, and December 31, 2004.

Certificates of deposit at June 30, 2005, which were scheduled to mature in one year or less, totaled $119.7 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of June 30, 2005, for the periods indicated.

Contractual Cash		One Year	One to	Four to	More than
Obligations	Total	or Less	Three Years	Five Years	Five Years

Operating leases	$261,480	$66,648	$103,632	$90,232	$968
Service contracts	1,885,000	780,000	1,105,000	—	—
FHLB advances	81,372,261	11,900,000	—	41,982,185	27,490,076
Other borrowings	15,168,000	1,750,000	—	5,170,000	8,248,000
Total contractual obligations	$96,936,741	$14,496,648	$1,208,632	$47,242,417	$35,739,044

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $146.4 million at June 30, 2005, and $141.4 million at December 31, 2004.  The amount of investments acquired in the April 2004 acquisition of First Kansas approximated $62.8 million.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At June 30, 2005, we had outstanding Federal Home Loan Bank advances of $70.5 million and $5.9 million borrowed against our line of credit with the Federal Home Loan Bank.  At June 30, 2005, our total borrowing capacity with the Federal Home Loan Bank was $95.4 million.  We also had other borrowings of $15.2 million at June 30, 2005, which included $8.2 million of subordinated debentures, $5.2 million of long-term debt and $1.8 million in repurchase agreements.

At June 30, 2005, we had outstanding loan commitments, excluding standby letters of credit, of $49.9 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

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

At June 30, 2005, we continued to maintain a sound leverage ratio of 9.8% and a total risk based capital ratio of 16.3%.  As shown by the following table, our capital exceeded the minimum capital requirements at June 30, 2005 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$43,047	9.8%	4.0%	$17,577
Tier 1 Capital	$43,047	15.2%	4.0%	$11,321
Total Risk Based Capital	$46,122	16.3%	8.0%	$22,642

At June 30, 2005, our subsidiary bank continued to maintain a sound leverage ratio of 10.8% and a total risk based capital ratio of 17.7%.  As shown by the following table, our bank’s capital exceeded the minimum capital requirements at June 30, 2005 (dollars in thousands):

	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$47,008	10.8%	4.0%	$17,493
Tier 1 Capital	$47,008	16.7%	4.0%	$11,296
Total Risk Based Capital	$50,083	17.7%	8.0%	$22,593

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of June 30, 2005, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2005, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	$445,000	3.6%
200 basis point rising	923,000	7.4%
100 basis point falling	(595,000)	(4.8)%

We believe that no significant changes in our interest rate sensitivity position have occurred since June 30, 2005.  We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short-term timing differences between the repricing of assets and liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company and its affiliated purchasers during the quarter ended June 30, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(2)
April 1-30, 2005	—	—	—	77,054
May 1-31, 2005	18	$29.50	18	77,036
June 1-30, 2005	—	—	—	77,036
Total	18	$29.50	18	77,036

(1)   We have repurchased an aggregate of 24,664 shares of our common stock pursuant to the repurchase program that we publicly announced in November 2004.

(2)   Our Board of Directors approved the repurchase by us up to an aggregate of 101,700 shares of our common stock pursuant to the repurchase program.  Unless terminated earlier by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On May 18, 2005, the annual meeting of Landmark Bancorp, Inc. stockholders was held.  At the meeting, Brent A. Bowman, Joseph L. Downey, and David H. Snapp were elected to serve as Class I directors with terms expiring in 2008. Continuing as Class II directors (term expires in 2006) are Richard Ball, Susan E. Roepke and C. Duane Ross and continuing as Class III directors (term expires in 2007) are Patrick L. Alexander, Jim W. Lewis, Jerry R. Pettle, and Larry Shugart.  The stockholders also ratified the appointment of KPMG LLP as Landmark Bancorp, Inc.’s independent public accountants for the year ending December 31, 2005, and approved the amendment to Article 4 of the certificate of incorporation to increase the number of authorized shares of common stock, $0.01 par value per share, from 3,000,000 to 5,000,000 shares.

There were 2,110,443 shares of common stock eligible to vote at the annual meeting.  The voting on each item at the annual meeting was as follows:

		Withheld/		Broker
	For	Against	Abstain	Non-Votes

Brent A. Bowman	1,595,898	68,430	—	—
Joseph L. Downey	1,649,152	15,176	—	—
David H. Snapp	1,649,092	15,236	—	—
KPMG LLP	1,608,010	14,324	41,994	—
Article 4 Amendment	1,445,854	205,325	13,149	—

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

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

LANDMARK BANCORP, INC.

Date: August 4, 2005	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: August 4, 2005	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer