Form 10-Q
period 2005-09-30
LANDMARK BANCORP INC
filed 2005-11-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

             Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

             Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of November 2, 2005, the Registrant had outstanding 2,122,679 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,834,688	$7,845,438
Investment securities available for sale, at fair value	145,975,496	133,604,335
Loans, net	269,440,338	277,413,963
Loans held for sale	1,538,499	846,003
Premises and equipment, net	7,685,215	5,864,258
Goodwill	7,651,892	7,651,892
Other intangible assets, net	2,550,195	1,339,832
Accrued interest and other assets	8,560,117	7,525,173

Total assets	$451,236,440	$442,090,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$329,012,713	$302,867,721
Federal Home Loan Bank borrowings	59,252,135	81,053,321
Other borrowings	14,598,000	13,518,000
Accrued expenses, taxes and other liabilities	4,471,246	2,482,875
Total liabilities	407,334,094	399,921,917

Stockholders’ equity:
Common stock, $0.01 par, 5,000,000 shares authorized, 2,244,327 and 2,232,218 shares issued, respectively	22,443	22,322
Additional paid-in capital	20,279,425	19,969,551
Retained earnings	27,136,671	25,228,826
Accumulated other comprehensive (loss)/income	(329,839)	154,101
Treasury stock, at cost; 121,648 and 121,630 shares, respectively	(3,206,354)	(3,205,823)
Total stockholders’ equity	43,902,346	42,168,977

Total liabilities and stockholders’ equity	$451,236,440	$442,090,894

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Interest income:
Loans	$4,431,829	$4,181,628
Investment securities	1,246,246	1,129,283
Other	38,958	14,093
Total interest income	5,717,033	5,325,004

Interest expense:
Deposits	1,450,819	1,006,231
Borrowed funds	897,937	905,624
Total interest expense	2,348,756	1,911,855

Net interest income	3,368,277	3,413,149

Provision for loan losses	100,000	130,000

Net interest income after provision for loan losses	3,268,277	3,283,149

Non-interest income:
Fees and service charges	906,294	993,549
Gains on sale of loans	162,759	174,515
Gains on repayments of FHLB borrowings	406,572	—
Other	108,752	210,647
Total non-interest income	1,584,377	1,378,711

Non-interest expense:
Compensation and benefits	1,567,125	1,577,400
Occupancy and equipment	504,612	505,423
Data processing	130,490	100,218
Amortization of intangibles	116,669	101,416
Professional fees	63,803	69,523
Advertising	110,680	44,248
Other	581,642	584,245
Total non-interest expense	3,075,021	2,982,473

Earnings before income taxes	1,777,633	1,679,387

Income tax expense	544,377	543,456

Net earnings	$1,233,256	$1,135,931

Earnings per share:
Basic	$0.58	$0.52
Diluted	$0.58	$0.52

Dividends per share	$0.17	$0.1619

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Interest income:
Loans	$12,822,321	$11,539,772
Investment securities	3,404,758	3,145,546
Other	92,203	33,194
Total interest income	16,319,282	14,718,512

Interest expense:
Deposits	3,966,316	2,974,800
Borrowed funds	2,653,547	2,135,293
Total interest expense	6,619,863	5,110,093

Net interest income	9,699,419	9,608,419

Provision for loan losses	325,000	310,000

Net interest income after provision for loan losses	9,374,419	9,298,419

Non-interest income:
Fees and service charges	2,617,168	2,457,706
Gains on sale of loans	534,153	632,545
Gains on repayments of FHLB borrowings	406,572	-
Gains on sale of investments	40,540	129,790
Other	323,379	399,663
Total non-interest income	3,921,812	3,619,704

Non-interest expense:
Compensation and benefits	4,529,987	4,310,278
Occupancy and equipment	1,478,954	1,360,221
Data Processing	400,723	309,583
Amortization of intangibles	299,631	284,782
Professional fees	248,859	230,439
Advertising	292,527	135,486
Other	1,733,511	1,609,466
Total non-interest expense	8,984,192	8,240,255

Earnings before income taxes	4,312,039	4,677,868

Income tax expense	1,325,743	1,518,389

Net earnings	$2,986,296	$3,159,479

Earnings per share:
Basic	$1.41	$1.45
Diluted	$1.40	$1.44

Dividends per share	$0.51	$0.49

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

Net cash provided by operating activities	$4,524,534	$3,998,531

Cash flows from investing activities:
Net decrease in loans	6,929,364	1,298,559
Maturities and prepayments of investments	35,013,396	24,699,893
Purchase of investment securities	(48,935,454)	(5,259,465)
Proceeds from sale of investment securities	140,540	241,874
Proceeds from sale of premises, equipment, and foreclosed assets	387,132	1,014,874
Net cash received in acquisition of Great Bend branches	30,410,720	—
Net cash paid in First Kansas acquisition	—	(8,788,732)
Net cash paid in Beloit and Phillipsburg branch sales	—	(8,714,311)
Purchases of premises and equipment, net	(1,020,113)	(904,264)
Net cash provided by investing activities	22,925,585	3,588,428

Cash flows from financing activities:
Net decrease in deposits	(7,127,815)	(6,008,815)
Federal Home Loan Bank borrowings	91,300,000	28,600,000
Federal Home Loan Bank repayments	(111,867,504)	(30,827,576)
Proceeds from other borrowings	3,450,000	8,585,000
Repayments on other borrowings	(2,370,000)	(4,045,000)
Purchase of 18 and 65,910 shares of treasury stock	(531)	(1,973,553)
Issuance of 12,109 and 22,628 shares of common stock under stock option plan	196,088	195,506
Net tax benefit related to stock option plans	37,344	126,954
Payment of dividends	(1,078,451)	(1,065,142)
Net cash used in financing activities	(27,460,869)	(6,412,626)
Net (decrease)/increase in cash	(10,750)	1,174,333
Cash and cash equivalents at beginning of period	7,845,438	7,708,115
Cash and cash equivalents at end of period	$7,834,688	$8,882,448

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$6,086,000	$4,466,000
Cash paid during period for taxes	$—	$1,175,000

Supplemental schedule of noncash investing activities:
Transfer of loans to real estate owned	$534,000	$916,000
Acquisition of Great Bend branches:
Fair value of liabilities assumed	$33,299,000	$—
Fair value of assets acquired	$2,888,000	$—
First Kansas acquisition:
Fair value of liabilities assumed	$—	$140,619,000
Fair value of assets acquired, including goodwill	$—	$149,408,000
Beloit and Phillipsburg branch sales:
Fair value of liabilities transferred	$—	$(12,489,000)
Fair value of assets sold	$—	$(3,774,000)

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.          Interim Financial Statements

             The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2004, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2004, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim periods ended September 30, 2005, are not necessarily indicative of the results expected for the year ending December 31, 2005.

2.             Acquisition of UMB Branches in Great Bend

On August 19, 2005, the Company acquired two branch locations in Great Bend, Kansas from UMB Financial Corporation.  Pursuant to the purchase agreement, the Company purchased approximately $33.3 million in deposits along with the branch premises and equipment for cash.  The Company recorded a core deposit intangible of $1.4 million which is not deductible for tax purposes.

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

The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding (basic)	2,122,570	2,172,818	2,115,199	2,185,725
Dilutive stock options	7,548	11,711	10,292	14,733
Weighted average common shares (diluted)	2,130,118	2,184,529	2,125,491	2,200,458

5.             Comprehensive Income/(Loss)

                The Company’s other comprehensive income/(loss) consists of the unrealized holding gains and losses on available-for-sale securities and an interest rate swap as shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$1,233,256	$1,135,931	$2,986,296	$3,159,479

Unrealized holding (gains)/losses	(697,479)	947,140	(803,009)	(308,815)
Less — reclassification adjustment for gains included in net income	—	—	40,540	129,790
Net unrealized losses/(gains) on securities	(697,479)	947,140	(843,549)	(438,605)
Unrealized gain on interest rate swap	54,000	11,000	63,000	11,000
Income (tax expense)/benefit	(244,522)	364,094	(296,609)	(162,490)
Total comprehensive income	$834,299	$1,729,977	$2,502,356	$2,894,364

6.             Other Intangible Assets

The following table presents information about the Company’s other intangible assets, which are being amortized in accordance with SFAS No. 142:

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$2,818,601	$(664,677)	$1,385,000	$(491,501)
Mortgage servicing rights	775,400	(379,129)	766,892	(320,559)
Total	$3,594,001	$(1,043,806)	$2,151,892	$(812,060)

Aggregate amortization expense for the three months ended September 30, 2005, and September 30, 2004, was $117,000 and $101,000, respectively.  Aggregate amortization expense for the nine months ended September 30, 2005, and September 30, 2004, was $300,000 and $285,000, respectively.  The following depicts estimated amortization expense for the years ending December 31:

Year	Amount
2005	$464,000
2006	604,000
2007	459,000
2008	322,000
2009	271,000

7.             Repayment of Federal Home Loan Bank Borrowings

                On August 22, 2005, the Company repaid FHLB advances with $10.0 million in outstanding principal acquired in the First Kansas acquisition prior to their scheduled maturities.  The repayment resulted in $407,000 of gains on the repayment of borrowings as an adjustment to the fair value adjustment recorded on the date of acquisition from First Kansas.  On September 26, 2005, the Company repaid another $5.0 million FHLB advance according to its scheduled maturity, resulting in no gain or loss.

8.             Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-03, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer”.  SOP 03-03 addresses the accounting for acquired loans that show evidence of having deteriorated in terms of credit quality since their origination. SOP 03-03 requires acquired loans to be recorded at their fair value, defined as the present value of future cash flows. SOP 03-03 prohibits the carryover of an allowance for loan loss on certain acquired loans, as credit losses are considered in the future cash flows assessment. SOP 03-03 is effective for loans that are acquired in fiscal years beginning after December 15, 2004. The Company has evaluated the applicability of this SOP for all prospective loans and currently does not expect this Statement to have a material effect on its consolidated financial statements associated with any pending transactions.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”.  The Statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Instead of including the cumulative effect of the change in net income, a change in accounting principle must be applied retrospectively to prior periods’ financial statements.  In addition, the Statement gives specific guidance when it is impracticable to determine the effects of the change in accounting principle.  The Statement carries forward previously issued guidance on reporting changes in accounting estimate and errors in previously issued financial statements.  For calendar year companies, the Statement is effective for accounting changes and corrections of errors made after January 1, 2006.  The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

9.                                      Other Events

The Company has entered into an agreement to construct a new branch location in Topeka, Kansas which is anticipated to be completed in mid 2006.

On September 7, 2005, the Company announced the acquisition of First Manhattan Bancorporation (First Manhattan), a single thrift holding company based in Manhattan, Kansas.  At September 30, 2005, First Manhattan had total assets of $132.4 million, including net loans and deposits of $110.6 million and $110.8 million, respectively.  The Company will pay approximately $12.9 million in cash for the issued and outstanding shares of First Manhattan common stock, subject to adjustment for certain circumstances.  The acquisition, which is subject to regulatory approval, is expected to close in late 2005 or early 2006.

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

On August 19, 2005, we acquired two branch locations in Great Bend, Kansas from UMB Financial Corporation.  Pursuant to the purchase agreement, we acquired approximately $33.3 million in deposits along with the branch premises and equipment for cash.  We recorded a core deposit intangible of $1.4 million which is being amortized on an accelerated basis over ten years.

On April 1, 2004, we completed the cash acquisition of First Kansas Financial Corporation (“First Kansas”), which had total assets of approximately $150 million, including loans and deposits of $74 million and $84 million, respectively.  First Kansas had branches in Osawatomie, Paola, Louisburg, Fort Scott, Beloit, and Phillipsburg, Kansas.  Our acquisition of First Kansas was accounted for using the purchase method of accounting.  The cost in excess of the tangible and identifiable intangible net assets acquired was recorded as goodwill.  We recorded a core deposit intangible of $710,000, which is being amortized on an accelerated basis over ten years, and goodwill attributable to the acquisition of First Kansas of $6.1 million, none of which is deductible for tax purposes.  The operating results presented for the nine months ended September 30, 2005, include the accounts and results of First Kansas while the corresponding nine months ended September 30, 2004, include First Kansas beginning April 1, 2004.

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

                Summary of Results.  Net earnings for the three months ended September 30, 2005, increased $97,000, or 8.6%, to $1.2 million as compared to the three months ended September 30, 2004.  This improvement in net earnings was generally attributable to increased non-interest income primarily associated with gains associated with the repayment of FHLB borrowings.

                Net earnings for the nine months ended September 30, 2005, decreased $173,000, or 5.5%, to $3.0 million as compared to the nine months ended September 30, 2004.  This decline in net earnings was generally attributable to reduced gains on sale of loans and investments and increased non-interest expense which was partially offset by the gains on repayment of FHLB borrowings.

                The three months ended September 30, 2005 resulted in diluted earnings per share of $0.58 compared to $0.52 for the same period in 2004.  Return on average assets was 1.09% for the period compared to 0.96% for the same period in 2004.  Return on average stockholders’ equity was 11.33% for the period compared to 10.68% for the same period in 2004.

                The nine months ended September 30, 2005 resulted in diluted earnings per share of $1.40 compared to $1.44 for the same period in 2004.  Return on average assets was 0.89% for the period compared to 0.99% for the same period in 2004.  Return on average stockholders’ equity was 9.33% for the period compared to 9.91% for the same period in 2004.

                We continued our stock repurchase program during the first nine months of 2005, resulting in the repurchase of an additional 18 shares.  Under the current stock repurchase program authorized by our Board of Directors, as of September 30, 2005, we can repurchase an additional 77,036 shares of our common stock.  As of September 30, 2005, we held 121,648 shares as treasury stock at an average cost per share of $26.36.

                The following table summarizes net earnings and key performance measures for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings:
Basic earnings per share	$0.58	$0.52	$1.41	$1.45
Diluted earnings per share	$0.58	$0.52	$1.40	$1.44
Earnings ratios:
Return on average assets (1)	1.09%	0.96%	0.89%	0.99%
Return on average equity (1)	11.33%	10.68%	9.33%	9.91%
Dividend payout ratio	29.31%	30.91%	36.17%	33.77%
Net interest margin (1)	3.20%	3.09%	3.12%	3.20%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended September 30, 2005, increased $392,000, or 7.4%, to $5.7 million from $5.3 million in the same period of 2004, resulting from increased interest income on investment securities and loans.  Average loans for the quarter ended September 30, 2005 decreased to $277.2 million from $291.1 million for the quarter ended September 30, 2004.  The decrease in average loans was primarily due to the continued payoffs and refinancings in our fixed-rate residential loan portfolio, of which the vast majority of originations are being sold to the secondary market at a faster pace than we have been able to grow our commercial lending portfolios.  Despite the decrease in average loans, interest income on loans increased $250,000, or 6.0%, to $4.4 million for the quarter ended September 30, 2005, primarily due to an upward adjustment of interest rates on variable rate loans.  Average investment securities decreased from $146.3 million for the quarter ended September 30, 2004, to $144.4 million for the quarter ended September 30, 2005.  Despite the decline in average assets for the comparable periods, interest income on investment securities increased $117,000, or 10.4%, to $1.2 million for the third quarter of 2005, as compared to the same period of 2004, due to the increase in interest rates which allowed the yields on our investments purchased in 2005 to be higher than the yields on our maturing investments.

Interest income for the nine months ended September 30, 2005 increased $1.6 million, or 10.9%, to $16.3 million from $14.7 million in the same period of 2004.  This increase was primarily the result of a higher level of interest earning assets obtained in the First Kansas acquisition in addition to the rise in interest rates during the past twelve months.  Average loans for the first nine months of 2005 were $278.6 million as compared to $264.4 million for the first nine months of 2004.  Interest income on loans increased $1.3 million, or 11.1%, to $12.8 million for the nine months ended September 30, 2005.  Average investment securities increased from $134.3 million for the nine months ended September 30, 2004, to $136.7 million for the same period of 2005, primarily as a result of the First Kansas acquisition in April 2004.  Interest income on investment securities increased $259,000, or 8.2%, to $3.4 million for the nine months ended September 30, 2005 due to the increase in interest rates which allowed the yields on our investments purchased in 2005 to be higher than the yields on our maturing investments.

                Interest Expense.  Interest expense during the three months ended September 30, 2005, increased $437,000, or 22.9%, as compared to the same period of 2004.  For the three months ended September 30, 2005, interest expense on deposits increased $445,000, or 44.2%.  The increase in interest expense on deposits resulted from the addition of approximately $33.3 million in deposits that we acquired through the acquisition of two UMB branches in August 2005 and from the rise in interest rates and the associated repricing of deposits as they matured.  Interest expense on borrowings decreased $8,000, or 0.9%.  The decrease in interest expense on borrowings resulted primarily from the repayment of $10.0 million of FHLB advances prior to their scheduled maturities in August 2005, in addition to scheduled principal payments.

Interest expense during the nine months ended September 30, 2005, increased $1.5 million, or 29.5%, as compared to the same period of 2004.  For the nine months ended September 30, 2005, interest expense on deposits increased $992,000, or 33.3%.  The increase in interest expense on deposits resulted primarily from the rise in interest rates beginning in June 2004 and the repricing of maturing deposits at these higher rates.  Interest expense on borrowings increased $518,000, or 24.3%.  The increase in interest expense on borrowings resulted primarily from additional advances from the Federal Home Loan Bank of approximately $56.4 million which we assumed through the acquisition of First Kansas in April 2004 and the $7.0 million that we borrowed in April 2004 to consummate the acquisition of First Kansas.

Net Interest Income.  Net interest income for the three months ended September 30, 2005, totaled $3.4 million and remained relatively flat, decreasing only 1.3%, as compared to the three months ended September 30, 2004.  This decrease resulted primarily from a lower level of average interest earning assets.  Average earning assets decreased during the third quarter of 2005, decreasing to $422.2 million from $439.7 million for the third quarter of 2004.  The net interest margin on earning assets was 3.20% for the third quarter of 2005, up from 3.09% during the third quarter of 2004.

                Net interest income for the nine months ended September 30, 2005, totaled $9.7 million, a 1.0% increase, as compared to $9.6 million for the nine months ended September 30, 2004, due primarily to a higher level of interest earning assets obtained through the First Kansas acquisition in April 2004.  Average earning assets increased during the first nine months of 2005 to $416.3 million from $401.1 million for the same period of 2004.  The net interest margin on earning assets was 3.12% for the first nine months of 2005, down from 3.20% during the first nine months of 2004.  The decline in our net interest margin was primarily the result of the increased FHLB advances acquired with the First Kansas acquisition which are priced relatively higher than deposit rates.  Additionally, the residential mortgage loans acquired from First Kansas are also at rates that are relatively lower than the average of our loan portfolio prior to the acquisition.  Also contributing to the decline in the net interest margin was a continued reduction in loans arising from payoffs and refinancings in the one-to-four family residential loan portfolio exceeding our ability to generate new commercial and consumer loans.  We believe the increase in Federal Funds rates over the past year by the Federal Open Market Committee will have a positive impact on our net interest margin during the remainder of 2005 as our interest rates on earning assets reprice to higher rates and at a faster rate than our liabilities reprice.

                Provision for Loan Losses.  The provision for loan losses for the three months ended September 30, 2005, was $100,000, compared to a provision of $130,000 during the three months ended September 30, 2004.  Our continuous review of the loan portfolio prompted a decrease in our provision primarily as a result of improvement in the asset quality of the commercial loan portfolio.  The provision for loan losses for the nine months ended September 30, 2005, was $325,000 compared to a provision of $310,000 for the same period in 2004.  One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At September 30, 2005, and December 31, 2004, the allowance for loan losses was $3.1 million and $2.9 million, or 1.1% and 1.0%, respectively, of gross loans outstanding.

                Non-interest Income.  Non-interest income increased $206,000, or 14.9%, for the three months ended September 30, 2005, to $1.6 million compared to the three months ended September 30, 2004.  The increase in non-interest income reflected a $407,000 gain on the repayment of $10.0 million of FHLB advances prior to their scheduled maturities, which was partially offset by decreased fees and service charges of $87,000 for the three months ended September 30, 2005 as compared to the same period of 2004.  Also offsetting the increase in non-interest income was a decline of 6.7% in the gains on sale of loans from $175,000 for the three months ended September 30, 2004, to $163,000 for the same period of 2005.

                Non-interest income increased $302,000, or 8.4%, for the nine months ended September 30, 2005, to $3.9 million compared to the nine months ended September 30, 2005.  The increase in non-interest income reflected a $407,000 gain on the repayment of $10.0 million of FHLB advances.  Also contributing to this increase was increased fees and service charges of $159,000 for the nine months ended September 30, 2005, as compared to the same period of 2004, relating primarily to increased deposit service charges as a result of the First Kansas acquisition in April 2004.  Partially offsetting these increases to non-interest income was a 15.6% decline in the gains on sale of loans from $633,000 for the nine months ended September 30, 2004, to $534,000 for the nine months ended September 30, 2005.  A decrease of $89,000 in gains on sale of investments for the nine months ended September 30, 2005, as compared to the same period of 2004, also offset the overall increase in non-interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Non-interest income:
Fees and service charges	$906,294	$993,549	$2,617,168	$2,457,706
Gains on sales of loans	162,759	174,515	534,153	632,545
Gains on repayment of FHLB borrowings	406,572	—	406,572	—
Gains on sale of investments	—	—	40,540	129,790
Other	108,752	210,647	323,379	399,663
Total non-interest income	$1,584,377	$1,378,711	$3,921,812	$3,619,704

                Non-interest Expense.  Non-interest expense increased $93,000, or 3.1%, to $3.1 million for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  Increases of $66,000 in advertising expense and $30,000 in data processing expense for the third quarter of 2005 as compared to the same period of 2004 were offset by decreases of $26,000 in stationery, printing and office supplies.

                Non-interest expense increased $744,000, or 9.0%, to $9.0 million for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.  The increase in non-interest expense for the first nine months of 2005 as compared to the same period of 2004 resulted primarily from compensation and benefits, occupancy and equipment and data processing expenses associated with the operations of the branches acquired from First Kansas.  In addition, advertising expense increased $157,000 for this nine month period related to the advertising initiative that was implemented in early 2004.  Offsetting these increases in non-interest expense was an $18,000 decrease in stationery, printing and office supplies for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Non-interest expense:
Compensation and benefits	$1,567,125	$1,577,400	$4,529,987	$4,310,278
Occupancy and equipment	504,612	505,423	1,478,954	1,360,221
Amortization of intangible assets	116,669	101,416	299,631	284,782
Professional fees	63,803	69,523	248,859	230,439
Data processing	130,490	100,218	400,723	309,583
Advertising	110,680	44,248	292,527	135,486
Other	581,642	584,245	1,733,511	1,609,466
Total non-interest expense	$3,075,021	$2,982,473	$8,984,192	$8,240,255

Income Tax Expense.  Income tax expense remained relatively flat, increasing only $1,000, or 0.2%, from $543,000 for the three months ended September 30, 2004, to $544,000 for the three months ended September 30, 2005.  The slight increase in income tax expense for the three months ended September 30, 2005, resulted primarily from a slight increase in taxable income for the third quarter of 2005 as compared to the third quarter of 2004.  The effective tax rate for the third quarter of 2005 decreased slightly to 30.6% as compared to 32.4% for the third quarter of 2004 as a result of an increase in non-taxable investments.

Income tax expense decreased $193,000, or 12.7%, from $1.5 million for the nine months ended September 30, 2004, to $1.3 million for the nine months ended September 30, 2005.  The decrease in income tax expense for the nine months ended September 30, 2005, resulted primarily from a decrease in taxable income.  In addition, the effective tax rate for the nine months ended September 30, 2005, decreased to 30.7% as compared to 32.5% for the same period of 2004 as a result of an increase in non-taxable investments and the utilization of investment tax credits.

Asset Quality and Distribution.  Total assets increased to $451.2 million at September 30, 2005, compared to $442.1 million at December 31, 2004.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, decreased to $269.4 million during the nine months ended September 30, 2005.  This decline was primarily the result of refinancings and paydowns in our residential mortgage portfolio.  Our loan portfolio composition continues to diversify as a result of paydowns and our plan to continue expansion of commercial lending activities.  This is evidenced by our one-to-four family residential loans comprising 46.8% and 43.6% of totals loans as of December 31, 2004, and September 30, 2005, respectively.

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

A summary of the activity in the allowance for loan losses is as follows:

Balance at December 31, 2004	$2,893,603
Provision for loan losses	325,000
Charge-offs	(151,642)
Recoveries	51,161
Balance at September 30, 2005	$3,118,122

We believe that the quality of the loan portfolio continues to be strong as evidenced by our low levels of past due and non-accrual loans which increased slightly, however, remain relatively low overall.  As of September 30, 2005, loans with a balance of $1.5 million were on non-accrual status, or 0.54% of total loans, compared to a balance of $1.1 million loans on non-accrual status, or 0.41% of total loans, as of December 31, 2004.  In addition, the ratio of non-performing assets as a percentage of total assets increased from 0.36% as of December 31, 2004, to 0.48% as of September 30, 2005.  While the non-accrual loans have increased, the majority of the increase occurred in the one-to-four family residential loan portfolio.  Residential home loans comprised 95.9% of the $1.5 million non-accrual balance at September 30, 2005.  These loans have been underwritten according to our residential lending policies and are well secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of principal.

Management believes that there are numerous indications of emerging strength in the economy, including the Federal Open Market Committee raising the target for the Federal Funds rate by 250 basis points since the June 30, 2004 meeting.  Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable.  We believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

                Liability Distribution.  Total deposits increased $26.1 million to $329.0 million at September 30, 2005, from $302.9 million at December 31, 2004.  The amount of deposits acquired in the August 2005 acquisition of the two UMB branches in Great Bend approximated $33.3 million.  Borrowings decreased $20.7 million to $73.9 million at September 30, 2005, from $94.6 million at December 31, 2004.  In August 2005, we retired $10.0 million of FHLB advances prior to their scheduled maturities.

Non-interest bearing demand accounts at September 30, 2005, were $35.1 million, or 10.7% of deposits, compared to $28.5 million, or 9.4% of deposits, at December 31, 2004.  Certificates of deposit increased to $166.5 million at September 30, 2005, from $154.5 million at December 31, 2004.  Money market and NOW demand accounts increased to $100.8 million at September 30, 2005, from $96.6 million at December 31, 2004, and were 30.6% of total deposits.  Savings accounts increased to $26.6 million at September 30, 2005, from $23.2 million at December 31, 2004.

                Certificates of deposit at September 30, 2005, which were scheduled to mature in one year or less, totaled $122.8 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

                Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of September 30, 2005, for the periods indicated.

Contractual Cash		One Year	One to	Four to	More than
Obligations	Total	or Less	Three Years	Five Years	Five Years

Operating leases	$1,198,706	$1,018,060	$101,520	$79,126	$—
Service contracts	1,690,000	780,000	910,000	—	—
FHLB advances	59,252,135	1,300,000	—	51,594,531	6,357,604
Other borrowings	14,098,000	1,750,000	—	4,100,000	8,248,000
Total contractual obligations	$76,238,841	$4,848,060	$1,011,520	$55,773,657	$14,605,604

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $153.8 million at September 30, 2005, and $141.4 million at December 31, 2004.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At September 30, 2005, we had outstanding Federal Home Loan Bank advances of $59.0 million and $300,000 borrowed against our line of credit with the Federal Home Loan Bank.  At September 30, 2005, our total borrowing capacity with the Federal Home Loan Bank was $93.5 million.  We also had other borrowings of $14.6 million at September 30, 2005, which included $8.2 million of subordinated debentures, $4.1 million of long-term debt and $2.3 million in repurchase agreements.

At September 30, 2005, we had outstanding loan commitments, excluding standby letters of credit, of $52.2 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

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

At September 30, 2005, we continued to maintain a sound leverage ratio of 9.6% and a total risk based capital ratio of 16.1%.  As shown by the following table, our capital exceeded the minimum capital requirements at September 30, 2005 (dollars in thousands):

Company	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$42,634	9.6%	4.0%	$17,787
Tier 1 Capital	$42,634	15.0%	4.0%	$11,347
Total Risk Based Capital	$45,752	16.1%	8.0%	$22,693

At September 30, 2005, our subsidiary bank continued to maintain a sound leverage ratio of 10.3% and a total risk based capital ratio of 17.2%.  As shown by the following table, our bank’s capital exceeded the minimum capital requirements at September 30, 2005 (dollars in thousands):

Landmark National Bank	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$45,504	10.3%	4.0%	$17,724
Tier 1 Capital	$45,504	16.1%	4.0%	$11,317
Total Risk Based Capital	$48,622	17.2%	8.0%	$22,635

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of September 30, 2005, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2005, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	$652,000	4.6%
200 basis point rising	1,294,000	9.1%
100 basis point falling	(773,000)	(5.4)%
200 basis point falling	(1,681,000)	(11.81)%

We believe that no significant changes in our interest rate sensitivity position have occurred since September 30, 2005.  We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short-term timing differences between the repricing of assets and liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

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

                None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                None

ITEM 5.  OTHER INFORMATION.

                None

ITEM 6.  EXHIBITS

Exhibits

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant toRule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 14, 2005	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: November 14, 2005	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer