Form 10-K
period 2005-12-31
LANDMARK BANCORP INC
filed 2006-03-29
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period from to

Commission File Number 0-33203

LANDMARK BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	43-1930755
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

701 Poyntz Avenue, Manhattan, Kansas   66505

(Address of principal executive offices)         (Zip Code)

(785) 565-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.	Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act 0f 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K. ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐                No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq National Market System on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $35.5 million*. At March 23, 2005, the total number of shares of common stock outstanding was 2,228,591.

Documents incorporated by Reference:

Portions of the 2005 Annual Report to Stockholders for the fiscal year ended December 31, 2005, are incorporated by reference into Parts I and II hereof, to the extent indicated herein. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2006, are incorporated by reference in Part III hereof, to the extent indicated herein.

*              Based on the last reported price of actual transactions in Registrant’s common stock on June 30, 2005, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

LANDMARK BANCORP, INC.

2005 Form 10-K Annual Report

Table of Contents

PART I

PART I.

ITEM 1.  BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of Delaware. Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company. As of December 31, 2005, the Company had $465.1 million in consolidated total assets.

The Company is headquartered in Manhattan, Kansas and has expanded its geographic presence through acquisitions in the past several years. In August 2005, the Company acquired 2 branches in Great Bend, Kansas. Effective January 1, 2006, the Company completed the acquisition of First Manhattan Bancorporation, Inc., the holding company for First Savings Bank, F.S.B. Effective April 1, 2004, the Company acquired First Kansas Financial Corporation (“First Kansas”), the holding company for First Kansas Federal Savings Association (“First Kansas Federal”). In conjunction with the transaction, First Kansas Federal was merged into the Bank (the “2004 Acquisition”). Effective October 9, 2001, Landmark Bancshares, Inc., the holding company for Landmark Federal Savings Bank, and MNB Bancshares, Inc., the holding company for Security National Bank, completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. (the “2001 Merger”). In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank.

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

The Company’s executive office and the Bank’s main office are located at 701 Poyntz Avenue, Manhattan, Kansas 66502. The telephone number is (785) 565-2000.

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

Shawnee, Miami, Osage, and Bourbon counties are located in eastern Kansas and encompass the Bank locations in Topeka, Auburn, Paola, Louisburg, Osawatomie, Osage City, and Fort Scott. Shawnee County’s market, which encompasses the Bank locations in Topeka and Auburn, is strongly influenced by the State of Kansas, City of Topeka, two regional hospitals and several major private firms and public institutions. The communities of Paola, Louisburg, and Osawatomie, located within Miami County, are influenced by the high growth of the Kansas City market resulting in housing growth and small private industries and business. Additionally, the Osawatomie State Hospital is a major government employer within the county. Bourbon and Osage Counties are primarily agricultural with small private industries and business firms, while Bourbon County is also influenced by a regional hospital and Fort Scott Community College.

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

Employees

At December 31, 2005, the Bank had a total of 151 employees (141.5 full time equivalent employees). The Company has no direct employees. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

Lending Activities

General. The Bank strives to provide each market area it serves a full range of financial products and services to small and medium sized businesses and to consumers. The Bank targets owner-operated businesses and utilizes Small Business Administration and Farm Services Administration lending as a part of its product mix. Each market has an established loan committee which has authority to approve credits, within established guidelines. Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Bank’s Chief Executive Officer, the Credit Risk Manager, and three other senior commercial lenders or the bank’s board of directors. When lending to an entity, the Bank generally obtains a guaranty from the principals of the entity. The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

Residential loans are priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Commercial and consumer loans generally are issued at or above the national prime rate. While the origination of one to four family residential loans continue to be a key component of our business, the majority of these loans are sold in the secondary market. The Bank is focusing on the generation of commercial and consumer loans to grow and diversify the loan portfolio. The Bank has no potential negative amortization loans. The following is a brief description of each major category of the Bank’s lending activity.

Real Estate Lending. Commercial, residential, construction and multi-family real estate loans represent the largest class of loans of the Bank. Generally, residential loans retained in portfolio are variable rate with adjustment periods of five years or less and amortization periods of either 15 or 30 years. Commercial real estate loans, including agricultural real estate, generally have amortization periods of 15 or 20 years. The Bank has a security interest in the borrower’s real estate. The Bank also generates long term fixed rate residential real estate loans which are sold in the secondary market. Commercial real estate, construction and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate, including agricultural real estate loans, also are supported by an analysis demonstrating the borrower’s ability to repay. Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing.

Commercial Lending. Loans in this category include loans to service, retail, wholesale and light manufacturing businesses, including agricultural operations. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base.

The Bank also provides short-term credit for operating loans and intermediate term loans for farm product, livestock and machinery purchases and other agricultural improvements. Farm product loans have generally a one-year term and machinery and equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited to 75% of appraised value.

Consumer and Other Lending. Loans classified as consumer and other loans include automobile, boat, student loans, home improvement and home equity loans, the latter two secured principally through second mortgages. With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing. The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. Home improvement and home equity loans are generally secured by a second mortgage on the borrowers personal residence and, when combined with the first mortgage, limited to 80% of the value of the property unless further protected by private mortgage insurance. The home improvement loans are generally made for terms of five to seven years with fixed interest rates. The home equity loans are generally made for terms of ten years on a revolving basis with the interest rates adjusting monthly tied to the national prime interest rate.

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the OCC, the Board of Governors of the Federal Reserve System (the ”Federal Reserve”) and the FDIC. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the SEC and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

During the year ended December 31, 2005, both BIF and SAIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, both BIF and SAIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments.  Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the Financing Corporation (“FICO”). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF’s predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2005, the Bank paid supervisory assessments to the OCC totaling $115,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

As of December 31, 2005: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements;

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. As of December 31, 2005, approximately $478,000 was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

Financial Subsidiaries. Under Federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except: (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). The Bank has not applied for approval to establish any financial subsidiaries.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Recent Regulatory Developments

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005. On February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement

FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the ”DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.50% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.50% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.50% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and the SAIF will take effect no later than July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

Company Website

The Company maintains a corporate website at www.landmarkbancorpinc.com. The Company makes available free of charge on or through its website the annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Commission. Many of the Company’s policies, including its code of ethics, committee charters and other investor information are available on the web site. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at the address listed on the front of this Form 10-K.

STATISTICAL DATA

The Company is the accounting successor to the prior Landmark Bancshares, Inc. and therefore, all financial information presented for periods prior to October 9, 2001 reflects only the operations of Landmark Bancshares, Inc. Landmark Bancshares, Inc. filed an Annual Report on Form 10-K for its fiscal year ended September 30, 2001. The Company has a fiscal year ending on December 31. Therefore, the Company elected to file a Form 10-K for the transition period from October 1, 2001 to December 31, 2001, which included audited consolidated financial information. The results for the three month transition period ended December 31, 2001 included MNB Bancshares, Inc.’s results commencing October 9, 2001. The information presented in this Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2005.

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Securities Exchange Act of 1934 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the Company’s 2005 Annual Report to Stockholders (attached hereto as Exhibit 13.1). All dollars in the tables are expressed in thousands.

I.              Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The average balance sheets are incorporated by reference from the Company’s 2005 Annual Report to Stockholders (attached as Exhibit 13.1). The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense during the periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns). The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended			Years Ended
	December 2005 vs December 2004			December 2004 vs December 2003
	Increase/(Decrease) Attributable to			Increase/(Decrease) Attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Investment securities	$87	$467	$554	$1,322	$(19)	$1,303
Loans	497	1,124	1,621	2,598	(1,228)	1,370
Total	584	1,591	2,175	3,920	(1,247)	2,673
Interest expense:
Deposits	$115	$1,511	$1,626	$385	$(886)	$(501)
Other borrowings	323	8	331	1,974	(128)	1,846
Total	438	1,519	1,957	2,359	(1,014)	1,345
Net interest income	$146	$72	$218	$1,561	$(233)	$1,328

II.            Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities held as of December 31, 2005 was issued by an individual issuer in excess of 10% of the Company’s stockholders’ equity, excluding the securities of U.S. government and federal agency obligations.

	At December 31,
	2005	2004	2003
	(Dollars in thousands)

Investment Securities Available-for-Sale:
U.S. Agency Securities	$43,628	$33,465	$32,616
Municipal Obligations	32,380	14,015	14,020
Mortgage-backed securities	52,893	74,504	46,563
FHLB Stock	5,655	5,413	2,544
Common Stock	775	710	662
FRB Stock	1,348	1,341	805
Corporate Bonds	3,035	1,763	52
Other investments	417	2,393	2,483
Total Investments Available for-Sale	$140,131	$133,604	$99,746

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio as of December 31, 2005. Yields on tax-exempt obligations have not been computed on a tax equivalent basis. The table includes scheduled principal payments and estimated prepayments.

	As of December 31, 2005
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(Dollars in thousands)

Investment Securities:
U.S. government and agency obligations	$14,125	2.38%	$29,365	3.97%	$138	7.34%	$—	—%	$43,628	3.47%
Municipal obligations	19,029	4.96	21,495	4.24	9,155	3.74	3,214	4.10	52,893	4.45
Mortgage-backed securities	3,613	4.95	5,120	4.71	14,880	3.82	8,767	3.98	32,380	4.13
Corporate bonds	517	6.44	2,518	6.93	—	—	—	—	3,035	6.85
Total	$37,284	4.01%	$58,498	4.24%	$24,173	3.81%	$11,981	4.10%	$131,936	4.11%

II.                                     Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	December 31,										September 30,
	2005		2004		2003		2002		2001		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family (1)	$116,098	42.1%	$131,923	47.4%	$82,828	38.5%	$106,341	46.4%	$135,179	56.1%	$118,087	81.7%
Commercial	78,085	28.3	77,208	27.7	65,729	30.6	62,207	27.2	48,818	20.3	10,084	7.0
Construction	12,356	4.5	11,234	4.0	9,171	4.3	8,969	3.9	10,799	4.5	3,248	2.2
Commercial loans	63,494	23.0	51,826	18.6	50,054	23.3	41,809	18.2	33,077	13.7	7,604	5.3
Consumer loans	8,842	3.2	9,015	3.2	9,567	4.4	12,810	5.6	15,979	6.6	6,926	4.8
Gross loans	278,875	101.1	281,206	101.1	217,349	101.1	232,136	101.3	145,949	101.2	145,949	101.0

Less:
Deferred fees & loans in process	(5)	0.0	52	0.0	3	0.0	459	0.1	52	0.0	52	0.0
Allowance for loan losses	3,151	1.1	2,894	1.0	2,316	1.1	2,565	1.1	1,424	1.0	1,424	1.0
Total loans	$275,729	100.0%	$278,260	100.0%	$215,030	100.0%	$229,112	100.0%	$144,473	100.0%	$144,473	100.0%

(1)                                  Includes loans held for sale.

The following table sets forth the contractual maturities of loans at December 31, 2005.

The table does not include unscheduled prepayments.

	Less than		Over
	1 year	2-5 years	5 years	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$13,833	$41,485	$60,780	116,098
Commercial	19,461	31,087	27,537	78,085
Construction	9,744	2,612	—	12,356
Commercial	45,806	14,746	2,942	63,494
Consumer	3,712	4,948	182	8,842
Gross loans	$92,556	$94,878	$91,441	$278,875
Deferred loan fees and loans in process				(5)
Allowance for loan losses				3,151
Loans, net				$275,729

The following table sets forth, at December 31, 2005, the dollar amount of all loans due after December 31, 2006 and whether such loans had fixed interest rates or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$31,941	$70,324	$102,265
Commercial	10,751	47,873	58,624
Construction	665	1,947	2,612
Commercial	11,041	6,647	17,688
Consumer	4,701	429	5,130
Gross loans	$59,099	$127,220	$186,319

Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). Under the original terms of the Company’s non-accrual loans at December 31, 2005, interest earned on such loans for the year period ended December 31, 2005 would not have been significantly different than reported.

	At December 31,					At September 30,
	2005	2004	2003	2002	2001	2001
	(Dollars in thousands)
Total non-accrual loans	$3,332	$1,145	$1,205	$925	$1,033	$641
Accruing loans over 90 days past due	—	—	—	—	148	145
Real estate owned (“REO”)	749	479	281	402	257	233
Total nonperforming assets	$4,081	$1,624	$1,486	$1,327	$1,438	$1,019
Total nonperforming loans to total loans, net	1.2%	0.4%	0.6%	0.4%	0.4%	0.5%
Total nonperforming assets to total assets	0.9%	0.4%	0.5%	0.4%	0.4%	0.5%
Allowance for loan losses to non-performing loans	94.6%	252.8%	192.2%	277.3%	233.2%	181.2%

IV.           Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	At December 31,					At September 30,
	2005	2004	2003	2002	2001	2001
	(Dollars in thousands)

Total loans outstanding	$275,729	$278,260	$215,030	$229,112	$240,979	$144,473

Average loans outstanding	$275,308	$266,938	$217,327	$233,311	$245,669	$164,165

Allowance balances (at beginning of period)	2,894	2,316	2,565	2,640	1,424	1,377
Provision (credit):
Real estate	—	—	—	—	—	—
Commercial and consumer	385	460	240	182	33	120
	385	460	240	182	33	120
Allowance of merged bank:
Real estate	—	320	—	—	483	—
Commercial and consumer	—	32	—	—	755	—

	—	352	—	—	1,238	—
Charge-offs:
Real estate	(25)	(63)	(30)	(17)	(15)	(11)
Commercial and consumer	(198)	(232)	(524)	(302)	(49)	(149)
	(223)	(295)	(554)	(319)	(64)	(160)
Recoveries:
Real estate	5	16	—	30	—	9
Commercial and consumer	90	44	65	32	9	78
	95	60	65	62	9	87
Net charge-offs	(128)	(235)	(489)	(257)	(55)	(73)

Allowance balance (at end of period)	$3,151	$2,894	$2,316	$2,565	$2,640	$1,424

Allowance for loan losses as a percent of total loans outstanding	1.14%	1.04%	1.07%	1.12%	1.10%	0.99%
Net loans charged off as a percent of average loans outstanding (1)	0.05%	0.09%	0.23%	0.11%	0.09%	0.04%

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

	At December 31,										At September 30,
	2005		2004		2003		2002		2001		2001
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate	$1,260	74.0%	$1,158	78.4%	$910	72.6%	$1,026	76.5%	$1,188	79.9%	$789	90.1%
Commercial and consumer	1,891	26.0	1,736	21.6	1,406	27.4	1,539	23.5	1,452	20.1	635	9.9
Total	$3,151	100.0%	$2,894	100.0%	$2,316	100.0%	$2,565	100.0%	$2,640	100.0%	$1,424	100.0%

V.            Deposits

As of December 31, 2005, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $42.5 million. The following table presents the maturities of these time certificates of deposit at December 31, 2005:

(Dollars in thousands)

3 months or less	$20,069
Over 3 months through 6 months	12,550
Over 6 months through 12 months	5,682
Over 12 months	240
Total	$42,541

VI.           Return on Equity and Assets

	At or for the years ended December 31,				At or for the three months ended December 31,	At or for the year ended September 30,
	2005	2004	2003	2002	2001	2001

Return on average assets (1)	0.87%	0.98%	1.46%	1.35%	(0.72)%	1.13%
Return on average equity (1)	9.04	9.98	11.53	11.31	(6.29)	10.17
Equity to total assets	9.48	9.54	12.74	12.03	11.50	13.03
Dividend payout ratio	37.14	33.33	27.63	27.57	NM	25.38

NM – not meaningful

(1) Information for the three months ended December 31, 2001 is annualized.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of the markets in which we operate, including eastern, central and southwestern Kansas.

We operate primarily in eastern, central and southwestern Kansas, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Although each market we operate in is geographically and economically diverse, our success depends upon the business activity, population, income levels, deposits and real estate activity in each of these markets. Although our customers’ business and financial interests may extend well beyond our market area, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

As part of our general strategy, we may acquire banks and related businesses that we believe provide a strategic fit with our business. We have recently acquired a number of local banks and, to the extent that we continue to grow through future acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

•              potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

•              exposure to potential asset quality issues of the acquired bank or related business;

•              difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;

•              potential disruption to our business;

•              potential diversion of our management’s time and attention; and

•              the possible loss of key employees and customers of the banks and businesses we acquire.

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional branch openings. We believe that it generally takes several years for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake additional branch openings, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers, many of which have greater financial, marketing and technological resources than us. Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our 2005 Annual Report to Stockholders. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks. Most of our loans are real estate, commercial or consumer loans, each of which is subject to distinct types of risk. To reduce the lending risks we face, we generally take a security interest in borrowers’ property for all three types of loans. In addition, we sell certain residential real estate loans to third parties. Nevertheless, the risk of non-payment is inherent in all three types of loans and if we are unable to collect amounts owed, it may materially affect our operations and financial performance.

For a more complete discussion of our lending activities see Part 1 of Item 1 of this Annual Report on Form 10-K.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial, construction, and residential) is a large portion of our loan portfolio. These categories were $205.4 million, or approximately 74.0% of our total loan portfolio as of December 31, 2005. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loanprincipal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our concentration of one- to four-family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $114.9 million, or 41.4%, of our loan and lease portfolio at December 31, 2005, and are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $63.5 million, or approximately 22.9% of our total loan portfolio as of December 31, 2005. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our agricultural loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2005, agricultural real estate loans totaled $7.1 million, or 2.6%, of our total loan and lease portfolio. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-familyresidences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss oflivestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adversecircumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2005, these loans totaled $20.2 million, or 7.3%, of our total loan and lease portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.

Likewise, agricultural operating loans involves a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. Additionally, our Board of Directors regularly monitors the adequacy of our allowance for loan loses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2005, our allowance for loan losses as a percentage of total loans was 1.1% and as a percentage of total non-performing loans was approximately 94.6%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continuing growth. Our ability to raise additional capital is particularly important to our strategy of continual growth through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our community banking strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market area. Our ability to retain executive officers, the current management teams, branch managers and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System,

the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price you paid for them.

Although our common shares are listed for trading on the National Market of the Nasdaq Stock Market, the trading in our common shares has substantially less liquidity than many other publicly traded companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Failure to pay interest on our debt may adversely impact our ability to pay dividends.

16 million of subordinated debentures are held by two business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our Common Stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company, including the acquisition of FMB on January 1, 2006, owns its main office in Manhattan and fourteen branch offices and leases 4 branch offices. The Company also leases additional office space in Manhattan and a parking lot for one of the branch offices owned.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II.

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company incorporates by reference the information called for by Item 5 of this Form 10-K from the section captioned “Stock Price Information” of the Company’s 2005 Annual Report to Stockholders for the year ended December 31, 2005 (attached as Exhibit 13.1).

The following table provides information about purchases by the Company and its affiliated purchasers during the quarter ended December 31, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans (1)

October 1-31, 2005	—	—	—	77,036
November 1-30, 2005	—	—	—	77,036
December 1-31, 2005	—	—	—	77,036
Total	—	—	—	77,036

(1)           In November 2003, our Board of Directors approved the repurchase by us up to an aggregate of 100,800 shares of our common stock pursuant to a publicly announced repurchase program (the “2003 Repurchase Program”). In November 2004, our Board of Directors approved the repurchase by us up to an additional 5%, or 101,700 shares, of our common stock (the “2004 Repurchase Program”) following the completion of the 2003 Repurchase Program. In December 2004, we exhausted the shares available to repurchase under the 2003 Repurchase Program and began repurchasing shares pursuant to the 2004 Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the current repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The Company incorporates by reference the information called for by Item 6 of this Form 10-K from the sections entitled “Selected Financial and Other Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2005 Annual Report to Stockholders for the year ended December 31, 2005 (attached as Exhibit 13.1).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2005 Annual Report to Stockholders for the year ended December 31, 2005 (attached as Exhibit 13.1).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the information called for by Item 7A of this Form 10-K from the section entitled “Quantitative Disclosures About Market Risk” of the Company’s 2005 Annual Report to stockholders for the year ended December 31, 2005 (attached as Exhibit 13.1).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company’s 2005 Annual Report to Stockholders for the year ended December 31, 2005 (attached as Exhibit 13.1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Election of Directors” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 17, 2006 (the “2006 Proxy Statement”).

Section 16(a) of the Exchange Act requires that the Company’s executive officers, directors and persons who own more than 10% of their Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Company’s shares of Common Stock are traded. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2005.

Executive Officers

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	53	President and Chief Executive Officer

Mark A. Herpich	38	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank

Patrick L. Alexander	53	President and Chief Executive Officer

Mark A. Herpich	38	Executive Vice President and Chief Financial Officer

Michael E. Scheopner	44	Executive Vice President, Credit Risk Manager

Dean R. Thibault	54	Executive Vice President, Commercial Banking

Larry R. Heyka	59	Market President – Manhattan

Mark J. Oliphant	53	Market President – Dodge City

ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors” and “Executive Compensation” of the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2006 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2005 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance (1)

Equity compensation plans approved by security holders	102,406	$ 26.14	274,645

Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Total	102,406	$ 26.14	274,645

(1) Does not include options assumed by the Company in 2001 in connection with the merger of Landmark Bancshares, Inc. and MNB Bancshares, Inc. with and into the Company. At the time of the merger, there were options issued under the previous companies’ plans, each of which was approved by stockholders of the respective company at the time of their adoption. All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger. As of December 31, 2005, there were options outstanding for an aggregate of 24,934 shares of the Company’s common stock under the prior plans with a weighted average exercise price of $13.79.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Transactions with Directors, Officers and Associates” of the 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Independent Public Accountants” of the 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(a)1 and 2. Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are incorporated by reference from the Company’s 2005 Annual Report to Stockholders (attached as Exhibit 13.1).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Earnings – Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows – Years ended December 31, 2005, 2004 and 2003

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

SIGNATURE		TITLE

/s/ Patrick L. Alexander	March 29, 2006	President, Chief Executive
Patrick L. Alexander	Date	Officer and Director

/s/ Larry L. Schugart	March 29, 2006	Chairman of the Board
Larry L. Schugart	Date

/s/ Richard A. Ball	March 29, 2006	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 29, 2006	Director
Brent A. Bowman	Date

/s/ Joseph L. Downey	March 29, 2006	Director
Joseph L. Downey	Date

/s/ Jim W. Lewis	March 29, 2006	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 29, 2006	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 29, 2006	Director
Susan E. Roepke	Date

/s/ C. Duane Ross	March 29, 2006	Director
C. Duane Ross	Date

/s/ David H. Snapp	March 29, 2006	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file no. 000-33203)
3.2	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
4.1	Form of stock certificate	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.6	Rights Agreement between the Company and Landmark National Bank	the registrant’s Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000-33203)
10.7	Indenture dated as of December 19, 2003 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2003, filed with the Commission on March 30, 2004 (SEC file no. 000-33203)
10.8	Form of employment agreement between Mark J. Oliphant and the Company	The registrant’s Form 8-K filed with the Commission on March 9, 2005 (SEC file no. 000-33203)
10.9	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.10	Landmark Bancorp, Inc. Bonus/Profit Sharing Plan		X

10.11	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203
10.12	Summary of director’s fees		X
10.13	Indenture dated as of December 30, 2005 between the Company and Wilmington Trust Company		X
13.1	2005 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of KPMG LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X