Form 10-Q
period 2006-03-31
LANDMARK BANCORP INC
filed 2006-05-12
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                  to

Commission File Number 0-33203

LANDMARK BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	43-1930755
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

701 Poyntz Avenue, Manhattan, Kansas 66502
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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 3, 2006, the Registrant had outstanding 2,228,591 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$16,816,332	$21,490,512
Investment securities available for sale, at fair value	146,262,761	140,130,512
Loans, net	389,153,084	274,565,855
Loans held for sale	2,693,280	1,163,211
Premises and equipment, net	11,981,657	8,412,235
Goodwill	13,009,167	7,535,584
Other intangible assets, net	4,750,106	2,418,213
Accrued interest and other assets	18,407,161	9,393,839

Total assets	$603,073,548	$465,109,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$454,316,388	$331,272,731
Federal Home Loan Bank borrowings	67,665,844	63,212,318
Other borrowings	29,568,800	22,046,000
Accrued expenses, taxes and other liabilities	6,519,708	4,506,305
Total liabilities	558,070,740	421,037,354

Stockholders’ equity:
Common stock, $0.01 par, 5,000,000 shares authorized, 2,244,327 shares issued	22,443	22,443
Additional paid-in capital	19,887,721	19,868,567
Retained earnings	26,364,063	25,322,019
Accumulated other comprehensive loss	(856,915)	(725,908)
Treasury stock, at cost; 15,736 shares	(414,514)	(414,514)
Total stockholders’ equity	45,002,808	44,072,961

Total liabilities and stockholders’ equity	$603,073,548	$465,109,961

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$6,650,708	$4,101,714
Investment securities	1,415,337	1,036,801
Other	71,286	13,070
Total interest income	8,137,331	5,151,585

Interest expense:
Deposits	2,427,335	1,160,065
Borrowed funds	1,064,609	880,726
Total interest expense	3,491,944	2,040,791

Net interest income	4,645,387	3,110,794

Provision for loan losses	60,000	120,000

Net interest income after provision for loan losses	4,585,387	2,990,794

Non-interest income:
Fees and service charges	1,052,226	797,659
Gains on sale of loans	263,381	165,576
Gains on sale of investments	143,541	—
Other	232,393	97,180
Total non-interest income	1,691,541	1,060,415

Non-interest expense:
Compensation and benefits	2,135,964	1,457,718
Occupancy and equipment	708,920	490,234
Data processing	161,447	128,996
Amortization of intangibles	264,493	96,030
Professional fees	84,377	86,143
Advertising	107,518	84,840
Other	774,135	554,281
Total non-interest expense	4,236,854	2,898,242

Earnings before income taxes	2,040,074	1,152,967

Income tax expense	619,160	349,591

Net earnings	$1,420,914	$803,376

Earnings per share:
Basic	$0.64	$0.36
Diluted	$0.64	$0.36

Dividends per share	$0.1700	$0.1619

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net cash provided by operating activities	$6,933,754	$1,669,181

Cash flows from investing activities:
Net (increase) decrease in loans	(6,679,493)	2,629,990
Maturities and prepayments of investments	10,554,569	9,443,110
Purchase of investment securities	(6,360,310)	(8,405,034)
Proceeds from sale of investment securities	499,753	—
Net cash paid in FMB acquisition	(8,023,721)	—
Proceeds from sales of premises and equipment and foreclosed assets	396,813	66,966
Purchases of premises and equipment, net	(777,532)	(70,717)
Net cash provided by/(used in) investing activities	(10,389,921)	3,664,315

Cash flows from financing activities:
Net increase in deposits	16,118,480	4,335,586
Federal Home Loan Bank advance borrowings	—	3,500,000
Federal Home Loan Bank advance repayments	(509,192)	(5,009,192)
Federal Home Loan Bank line of credit repayments, net	(3,400,000)	(3,500,000)
Proceeds from other borrowings	5,100,000	2,505,000
Repayments on other borrowings	(4,280,932)	(890,000)
Payment of dividends	(378,861)	(358,799)
Net cash provided by financing activities	12,649,495	582,595
Net increase/(decrease) in cash and cash equivalents	(4,674,180)	5,916,091
Cash and cash equivalents at beginning of period	21,490,512	7,845,438
Cash and cash equivalents at end of period	$16,816,332	$13,761,529

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$2,757,000	$1,861,000
Cash paid during period for taxes	$—	$—

Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$24,000	$158,000
FMB Acquisition:
Fair value of liabilities assumed	131,988,000	—
Fair value of assets acquired, including goodwill	123,964,000	—

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2005, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The December 31, 2005, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date. The results of the interim period ended March 31, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006 and include the results of operations of FMB beginning on January 1, 2006.

2.                                      Acquisition of First Manhattan Bancorporation, Inc.

The Company completed the acquisition of First Manhattan Bancorporation, Inc. (FMB) effective January 1, 2006. FMB’s subsidiary thrift was merged into the Company’s wholly-owned subsidiary, Landmark National Bank, immediately following the acquisition. This acquisition expanded our market share in Manhattan and further expanded the Company’s presence in higher-growth market areas. At December 31, 2005, FMB had total assets of $129 million, including loans and deposits of $109 million and $107 million, respectively. The Company paid cash in the amount of $12.9 million for all of the outstanding stock of FMB. In connection with the acquisition, the Company recorded a core deposit intangible asset of $2.6 million, which is being amortized on an accelerated basis over 10 years. The acquisition cost in excess of the tangible and identifiable net assets acquired has been recorded as goodwill of $5.5 million, none of which is deductible for tax purposes. Pro forma information, for the quarter ended March 31, 2005, as if the acquisition was consummated January 1, 2005, is as follows (in thousands, except per share data):

Revenue	$6,848
Net earnings	828
Basic earnings per share	0.37
Diluted earnings per share	0.37

3.                                      Stock Based Compensation

In December 2004, The Financial Accounting Standards Board issued SFAS No. 123 (revised), Shared-Based Payment (123R). The revision disallows the expense recognition alternatives permitted in the original statement and requires entities to recognize stock-based compensation cost in their statements of earnings. The revision contains additional guidance in several areas including award modifications and forfeitures, measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. It also contains additional disclosure requirements. Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company recorded the fair value of options issued under the plan as expense in accordance with SFAS No. 123, Accounting for Stock Based Compensation. The Company’s adoption of the revised Statement on January 1, 2006, did not have a material effect on its consolidated financial statements.

The Company has a stock option plan, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. The plan is administered by the board of directors who selects employees to whom options are granted and the number of shares granted. The option price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the grant date. In the case of any employee who owns more than 10% of the outstanding common stock at the time the option is granted, the option price may not be less than 110% of the fair market value of the shares on the date of the grant, and the option shall not be exercisable after the expiration of ten years from the grant date. The Company intends to utilize authorized, but un-issued shares to satisfy option exercises. The stock-based compensation cost that has been charged against income was $19,000 in the first three months of 2006 and $36,000 in the first three months of 2005.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions outlined below. Expected volatility is based on historical volatility of the Company’s stock and a consideration of other factors. The Company uses historical exercise behavior and other factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for the expected term is based on U.S. Treasury rates in effect at the time of grant. The fair value of each option grant is estimated on the date of grant. The fair value of options granted in 2005 were estimated utilizing the following assumptions: dividend rate of 4.8%, volatility of 18.0%, risk-free interest rate of 4.3%, and expected lives of five years, resulting in a fair value of $3.40 per option at grant date. There have been no options granted in 2006.

A summary of option activity during the first three months of 2006 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	127,340	$23.73	7.38 years	n/a
Granted	—	—	—	n/a
Cancelled	—	—	—	n/a
Exercised	—	—	—	n/a
Outstanding at March 31, 2006	127,340	$23.73	7.14 years	$481,000
Exercisable at March 31, 2006	76,119	$21.91	6.55 years	$426,000
Vested and expected to vest at March 31, 2006	123,239	$23.63	7.11 years	$477,000

Additional information about stock options exercised is presented below.

Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Intrinsic value of options exercised	$—	$—
Cash received from options exercised	$—	$—
Tax benefit realized from options exercised	$—	$—

As of March 31, 2006, there was $60,000 of total unrecognized compensation cost related to the options. That cost is expected to be recognized over a weighted-average period of 2 years. The total fair value (at vest date) of shares vested during the three month periods ended March 31, 2006 and 2005 was $99,000 and $93,000 respectively.

4.                                      Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. Earnings and dividends per share for all periods presented have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2005.

The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended March 31,
	2006	2005
Weighted average common shares outstanding (basic)	2,228,591	2,216,117
Dilutive stock options	8,710	13,147
Weighted average common shares (diluted)	2,237,301	2,229,264

5.                                      Comprehensive Income/(Loss)

The Company’s other comprehensive income/(loss) consists of the unrealized holding gains and losses on available-for-sale securities and an unrealized gain on an interest rate swap as shown below.

	Three Months Ended March 31,
	2006	2005
Net earnings	$1,420,914	$803,376

Change in unrealized holding(gains)/losses	(96,761)	(820,708)
Less – reclassification adjustment for gains included in net income	143,541	—
Net change in unrealized losses/(gains) on securities	(240,302)	(820,708)
Unrealized gain on interest rate swap	29,000	58,000
Income tax benefit	(80,295)	(289,829)
Total comprehensive income	$1,289,907	$330,497

6.                                      Other Intangible Assets

The following table presents information about the Company’s other intangible assets, which are being amortized in accordance with SFAS No. 142:

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$5,396,065	$(1,002,932)	$2,818,602	$(774,588)
Mortgage servicing rights	781,236	(424,263)	775,666	(401,467)
Total	$6,177,301	$(1,427,195)	$2,151,891	$(1,176,055)

Aggregate amortization expense for the three months ended March 31, 2006 and March 31, 2005, was $264,000 and $96,000, respectively. The following depicts estimated amortization expense for the years ending December 31:

Year	Amount
2006	$1,073,000
2007	972,000
2008	697,000
2009	599,000
2010	500,000

The mortgage servicing rights correspond to loans serviced by the Company for others with outstanding principal balances of $106.5 million and $107.2 million at March 31, 2006 and December 31, 2005, respectively. Gross service fee income related to such loans was $68,000 and $70,000 for the three months ended March 31, 2006 and March 31, 2005, respectively, and is included in fees and service charges in the condensed consolidated statements of earnings.

The following is an analysis of the changes in mortgage servicing rights:

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$374,199	$446,332
Additions	18,924	20,166
Amortization	(36,150)	(43,712)
Balance at end of period	$356,973	$442,786

7.                                      Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment”. The revision requires entities to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards in their statements of operations. The Statement requires several accounting changes in the areas of award modifications and forfeitures. It contains additional guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For calendar year companies, the Statement was effective January 1, 2006. The Company implemented provisions of the original Statement 123 beginning in 2003 and has recorded the cost of stock-based awards in its statements of income. The Company’s adoption of Statement 123 (revised) did not have a material effect on its consolidated financial statements in 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”. The Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Statement carries forward previously issued guidance on reporting changes in accounting estimate (which shall be accounted for in the period of change and future periods, if affected) and errors in previously issued financial statements (which shall be reported as a prior period adjustment by restating the prior period financial statements). For calendar year companies, the Statement was effective for accounting changes and corrections of errors made after January 1, 2006. The Company’s adoption of the Statement did not have a material effect on its consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. The Statement permits fair value remeasurement for certain hybrid financial instruments containing embedded derivatives, and clarifies the derivative accounting requirements for interest and principal-only strip securities and interests in securitized financial assets. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and eliminates a previous prohibition on qualifying special-purpose entities from holding certain derivative financial instruments. For calendar year companies, the Statement is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. The Statement specifies under what situations servicing assets and servicing liabilities must be recognized. It requires these assets and liabilities to be initially measured at fair value and specifies acceptable measurement methods subsequent to their recognition. Separate presentation in the financial statements and additional disclosures are also required. For calendar year companies, the Statement is effective beginning January 1, 2007. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

Also in March 2006, the FASB issued Staff Position 85-4-1, which provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. The investments must be accounted for by either (a) recognizing the initial investment at transaction price plus direct external costs and capitalizing continuing costs, with no gain recognized in earnings until the insured dies, or (b) recognizing the initial investment at transaction price and remeasuring the investment at fair value at each reporting period, with fair value changes recognized in earnings as they occur. For calendar year companies, the guidance in this Staff Position must be applied beginning January 1, 2007. The Company does not expect that adoption of the Staff Position will have a material effect on its consolidated financial statements.

8.                                      Other Events

The Company has entered into an agreement to construct a new branch location in Topeka, Kansas which is anticipated to be completed in mid 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank. Landmark Bancorp is listed on the Nasdaq Stock Market National Market System under the symbol “LARK”. Landmark National Bank is dedicated to providing quality financial and banking services to its local communities. Landmark National Bank originates commercial real estate and non-real estate loans, one-to-four family residential mortgage loans, consumer loans, multi-family residential mortgage loans, and home equity loans.

Effective January 1, 2006 we completed our acquisition of First Manhattan Bancorporation, Inc. (FMB), which was a thrift holding company. Immediately following the acquisition, the Company merged the thrift into Landmark National Bank. This acquisition expanded our market share in Manhattan and further expanded the Company’s presence in higher-growth market areas including Lawrence and Junction City, Kansas. At December 31, 2005, FMB had total assets of $129 million, including loans and deposits of $109 million and $107 million, respectively. We paid cash in the amount of $12.9 million for all of the outstanding stock of FMB. In connection with the acquisition, the Company recorded a core deposit intangible asset of $2.6 million, which is being amortized on an accelerated basis over 10 years, and goodwill of $5.5 million, none of which is deductible for tax purposes.

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

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, the accounting related to business acquisitions and accounting for income taxes, all of which involve significant judgment by our management.

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

We report our investment securities at estimated fair values based on published market ascertainable values which are obtained from independent sources. Our management performs periodic reviews of the investment securities to determine if any investment securities have declined in value which might be considered other than temporary. Although we believe that our estimates of the fair values of investment securities to be reasonable, economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

We have completed several business and asset acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis involved the use of estimates and assumptions. Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including the historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, we have identified purchase price accounting as a critical accounting policy.

Summary of Results. Net earnings for the three months ended March 31, 2006, increased $618,000, or 76.9%, to $1.4 million as compared to the three months ended March 31, 2005. Our improved earnings were attributed primarily to our acquisition of First Manhattan Bancorporation along with continued improvement in our net interest margin. The acquisition allowed for continued growth in non-interest income areas such as fees and service charges and gains on sale of loans. At the same time, we were able to begin realizing some cost savings associated with the acquisition during the first quarter of 2006. In addition, we realized gains on sale of investments and other real estate owned of approximately $242,000.

The three months ended March 31, 2006 resulted in diluted earnings per share of $0.64 compared to $0.36 for the same period in 2005. Return on average assets was 0.96% for the period compared to 0.74% for the same period in 2005. Return on average stockholders’ equity was 13.01% for the period compared to 7.70% for the same period in 2005.

The following table summarizes net earnings per share and key performance measures for the periods presented.

	Three Months Ended March 31,
	2006	2005
Net earnings:
Basic earnings per share	$0.64	$0.36
Diluted earnings per share	$0.64	$0.36
Earnings ratios:
Return on average assets (1)	0.96%	0.74%
Return on average equity (1)	13.01%	7.70%
Dividend payout ratio	26.56%	44.97%
Net interest margin (1)	3.46%	3.08%

(1) The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income. Interest income for the three months ended March 31, 2006, increased $3.0 million, or 58.0%, to $8.2 million from $5.2 million in the same period of 2005, resulting largely from increased interest income on investment securities and loans. Average loans for the quarter ended March 31, 2006 increased to $390.6 million from $277.3 million for the quarter ended March 31, 2005. The increase in average loans was primarily due to the $109.4 million in loans acquired in the FMB acquisition. Additionally, the rise in interest rates experienced during the past year contributed to the increased interest income. As a result, interest income on loans increased $2.5 million, or

62.1%, to $6.7 million for the quarter ended March 31, 2006. Average investment securities increased from $131.0 million for the quarter ended March 31, 2005, to $148.1 million for the quarter ended March 31, 2006. Corresponding with the increase in average investments for the comparable periods, interest income on investment securities increased $379,000, or 36.5%, to $1.4 million for the first quarter of 2006, as compared to the same period of 2005. Also contributing to the increased investment income was the increase in interest rates which resulted in yields on our investments purchased during the past year being higher than the yields on our maturing investments.

Interest Expense. Interest expense during the three months ended March 31, 2006, increased $1.5 million, or 71.1%, as compared to the same period of 2005. For the three months ended March 31, 2006, interest expense on deposits increased $1.3 million, or 109.2%. The increase in interest expense on deposits resulted from the addition of approximately $106.8 million in deposits that we acquired through the FMB acquisition on January 1, 2006 and from the rise in interest rates and the associated repricing of deposits as they matured. Interest expense on borrowings increased $184,000, or 20.9%. The increase in interest expense on borrowings resulted primarily from the increase in interest rates.

Net Interest Income. Net interest income for the three months ended March 31, 2006, totaled $4.6 million, increasing $1.5 million, or 49.3%, as compared to the three months ended March 31, 2005. This increase resulted primarily from the increased level of average interest earning assets associated with the January 1, 2006 FMB acquisition. Average earning assets increased during the first quarter of 2006, increasing to $544.2 million from $410.0 million for the first quarter of 2005. Also contributing to the improvement in net interest income was an increase in our net interest margin. The net interest margin on earning assets was 3.46% for the first quarter of 2006, up from 3.08% during the first quarter of 2005. We believe the increase in Federal Funds rates over the past year by the Federal Open Market Committee will have a positive impact on our net interest margin during the remainder of 2006 as our interest rates on earning assets reprice to higher rates and at a faster rate than our liabilities reprice.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2006, was $60,000, compared to a provision of $120,000 during the three months ended March 31, 2005. Our continuous review of the loan portfolio prompted a decrease in our provision primarily as a result of improvement in the asset quality of the commercial loan portfolio. Our review also included the analysis of the FMB loans acquired along with the FMB allowance for loan losses acquired in the amount of $891,000. One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio. At March 31, 2006, and December 31, 2005, the allowance for loan losses was $4.1 million and $3.2 million, or 1.0% and 1.1%, respectively, of gross loans outstanding.

Non-interest Income. Non-interest income increased $631,000, or 59.5%, for the three months ended March 31, 2006, to $1.7 million compared to the three months ended March 31, 2005. This improvement was primarily the result of a $98,000, or 59.1%, increase of gains on sale of loans, and an increase in fees and service charges of $255,000, or 31.9%, both of which are attributable to volume increases associated with the FMB acquisition. Gains on sale of investments from our holding company’s equity securities portfolio were $144,000 in the first quarter compared to no gains or losses in the first quarter of 2005. Other non-interest income included $98,000 in gains recognized with the sale of other real estate owned during the first quarter of 2006.

	Three Months Ended March 31,
	2006	2005
Non-interest income:
Fees and service charges	$1,052,226	$797,659
Gains on sales of loans	263,381	165,576
Gains on sale of investments	143,541	—
Other	232,393	97,180
Total non-interest income	$1,691,541	$1,060,415

Non-interest Expense. Non-interest expense increased $1.3 million, or 46.2%, to $4.2 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, resulting primarily from the impact of the acquisition of FMB on January 1, 2006 and the late August 2005 acquisition of two branches in Great Bend, Kansas, including increases in compensation and benefits of $678,000, occupancy and equipment of $219,000, amortization of acquired intangibles of $168,000 and data processing costs of $32,000.

	Three Months Ended March 31,
	2006	2005
Non-interest expense:
Compensation and benefits	$2,135,964	$1,457,718
Occupancy and equipment	708,920	490,234
Amortization of intangible assets	264,493	96,030
Professional fees	84,377	86,143
Data processing	161,447	128,996
Advertising	107,518	84,840
Other	774,135	554,281
Total non-interest expense	$4,236,854	$2,898,242

Income Tax Expense. Income tax expense increased $270,000, or 77.1%, from $350,000 for the three months ended March 31, 2005, to $619,000 for the three months ended March 31, 2006. The increase in income tax expense for the three months ended March 31, 2006, resulted from the increase in taxable income for the first quarter of 2006 as compared to the first quarter of 2005. The effective tax rate for the first quarter of 2006 remained constant at 30.3% as compared to the first quarter of 2005.

Asset Quality and Distribution. Total assets increased to $603.1 million at March 31, 2006, compared to $465.1 million at December 31, 2005, resulting from the FMB acquisition. Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, increased by $114.6 million to $389.2 million during the three months ended March 31, 2006. This increase was primarily the result of the addition of $109.4 million in loans in the FMB acquisition. We have concentrated on generating commercial loans over the past years and are pleased that this segment of our loan portfolio has grown. While the FMB acquisition increased our one-to-four family residential loan totals, as the majority of the acquired loans were residential, we plan to continue our efforts to grow our commercial lending activities.

Our primary investing activities are the origination of commercial, mortgage, consumer loans and the purchase of investment and mortgage-backed securities. Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market. We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

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

A summary of the activity in the allowance for loan losses is as follows:

Balance at December 31, 2005	$3,151,373
Allowance of acquired bank	891,374
Provision for loan losses	60,000
Charge-offs	(43,776)
Recoveries	32,459
Balance at March 31, 2006	$4,091,410

We believe that the quality of the loan portfolio continues to be strong as evidenced by our low levels of past due and non-accrual loans. The loans acquired from FMB on January 1, 2006 did not have a material impact on our non-accrual loan totals or our classified asset ratios as the fair market value of loans acquired were recorded in accordance with SOP 03-3. As of March 31, 2006, loans with a balance of $2.4 million were on non-accrual status, or 0.6% of total loans, compared to loan balances totaling $3.2 million on non-accrual status, or 1.2% of total loans, as of December 31, 2005. In addition, the ratio of non-performing assets as a percentage of total assets decreased from 0.9% as of December 31, 2005, to 0.5% as of March 31, 2006. The decrease in non-accrual loans was primarily related to a $1.6 million commercial real estate loan, which was past due for payments in excess of 90 days at December 31, 2005, on which the bank received a full payoff, including interest and late charges totaling approximately $101,000, during March 2006. Residential home loans comprised 85.3% of the $2.4 million non-accrual balance at March 31, 2006. These loans have been underwritten according to our residential lending policies and are well secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees. We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees. We are aggressively pursuing collection activity of these loans which should enable the collection of principal.

Management believes that there are numerous indications of emerging strength in the economy, including the Federal Open Market Committee raising the target for the Federal Funds rate by 400 basis points since the June 30, 2004 meeting. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. We believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

Liability Distribution. Total deposits increased $123.0 million to $454.3 million at March 31, 2006, from $331.3 million at December 31, 2005. The amount of deposits acquired in the January 1, 2006 FMB acquisition approximated $106.8 million. Borrowings increased $12.0 million to $97.2 million at March 31, 2006, from $85.3 million at December 31, 2005, resulting from borrowings utilized to fund the FMB acquisition along with $5 million of FHLB advances acquired in the FMB acquisition.

Non-interest bearing demand accounts at March 31, 2006, were $50.3 million, or 11.1% of deposits, compared to $38.4 million, or 11.6% of deposits, at December 31, 2005. Certificates of deposit increased to $232.4 million at March 31, 2006, from $163.1 million at December 31, 2005. Money market and NOW demand accounts increased to $140.3 million at March 31, 2006, from $103.7 million at December 31, 2005, and were 30.9% of total deposits. Savings accounts increased to $31.2 million at March 31, 2006, from $26.1 million at December 31, 2005.

Certificates of deposit at March 31, 2006, which were scheduled to mature in one year or less, totaled $165.6 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments. The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of March 31, 2006, for the periods indicated.

Contractual Cash Obligations	Total	One Year or Less	One to Three Years	Four to Five Years	More than Five Years
Operating leases	$238,813	$64,884	$127,368	$46,561	$—
Service contracts	6,195,000	1,260,000	2,520,000	2,415,000	—
FHLB borrowings	67,665,844	5,000,000	24,000,000	32,998,125	5,667,719
Other borrowings	29,568,800	4,672,800	8,400,000	—	16,496,000
Total contractualobligations	$103,668,457	$10,997,684	$35,047,368	$35,459,686	$22,163,719

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $163.1 million at March 31, 2006, and $161.6 million at December 31, 2005. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities. At March 31, 2006, we had outstanding Federal Home Loan Bank advances of $67.7 million and no borrowings against our line of credit with the Federal Home Loan Bank. At March 31, 2006, our total borrowing capacity with the Federal Home Loan Bank was $134.0 million. We also had other borrowings of $29.6 million at March 31, 2006, which included $16.5 million of subordinated debentures, $8.4 million of long-term debt and $4.7 million in repurchase agreements.

At March 31, 2006, we had outstanding loan commitments, excluding standby letters of credit, of $67.4 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of letters of credit, unfunded lines of credit and commitments to finance real estate loans.

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

At March 31, 2006, we continued to maintain a sound leverage ratio of 7.77% and a total risk based capital ratio of 12.00%. As shown by the following table, our capital exceeded the minimum capital requirements at March 31, 2006 (dollars in thousands):

Company	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$45,083	7.77%	4.0%	$23,203
Tier 1 Capital	$45,083	11.00%	4.0%	$16,387
Total Risk Based Capital	$49,173	12.00%	8.0%	$32,774

At March 31, 2006, Landmark National Bank continued to maintain a sound leverage ratio of 8.86% and a total risk based capital ratio of 13.58%. As shown by the following table, the bank’s capital exceeded the minimum capital requirements at March 31, 2006 (dollars in thousands):

Landmark National Bank	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$51,444	8.86%	4.0%	$23,219
Tier 1 Capital	$51,444	12.58%	4.0%	$16,352
Total Risk Based Capital	$55,535	13.58%	8.0%	$32,705

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of March 31, 2006, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2006, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	$568,000	3.2%
200 basis point rising	1,123,000	6.3%
100 basis point falling	(823,000)	(4.6)%
200 basis point falling	(1,449,000)	(8.2)%

We believe that no significant changes in our interest rate sensitivity position have occurred since March 31, 2006. We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuations in net interest income due to short-term timing differences between the repricing of assets and liabilities.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the “Risk Factors” section included under Item 1A. of Part I of our Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.                                            RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company’s 2005 Annual Report on Form 10-K. Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

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

LANDMARK BANCORP, INC.

Date: May 12, 2006	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 12, 2006	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer