Form 10-Q
period 2006-06-30
LANDMARK BANCORP INC
filed 2006-08-03
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of July 31, 2006, the Registrant had outstanding 2,229,258 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
Cash and cash equivalents	$13,832,885	$21,490,512
Investment securities available for sale, at fair value	134,557,744	140,130,512
Loans, net	392,953,154	274,565,855
Loans held for sale	4,137,150	1,163,211
Premises and equipment, net	12,992,315	8,412,235
Goodwill	13,009,167	7,535,584
Other intangible assets, net	4,512,120	2,418,213
Accrued interest and other assets	17,582,041	9,393,839

Total assets	$593,576,576	$465,109,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$429,796,665	$331,272,731
Federal Home Loan Bank borrowings	80,317,370	63,212,318
Other borrowings	30,552,178	22,046,000
Accrued expenses, taxes and other liabilities	7,223,297	4,506,305
Total liabilities	547,889,510	421,037,354

Stockholders’ equity:
Common stock, $0.01 par, 5,000,000 shares authorized,
2,244,994 and 2,244,327 shares issued, respectively	22,450	22,443
Additional paid-in capital	19,943,097	19,868,567
Retained earnings	27,581,301	25,322,019
Accumulated other comprehensive loss	(1,445,268)	(725,908)
Treasury stock, at cost; 15,736 shares	(414,514)	(414,514)
Total stockholders’ equity	45,687,066	44,072,607

Total liabilities and stockholders’ equity	$593,576,576	$465,109,961

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended June 30,
	2006	2005
Interest income:
Loans	$6,860,807	$4,288,778
Investment securities	1,455,327	1,121,711
Other	30,108	40,175
Total interest income	8,346,242	5,450,664

Interest expense:
Deposits	2,616,379	1,355,432
Borrowed funds	1,182,976	874,884
Total interest expense	3,799,355	2,230,316

Net interest income	4,546,887	3,220,348

Provision for loan losses	15,000	105,000

Net interest income after
provision for loan losses	4,531,887	3,115,348

Non-interest income:
Fees and service charges	1,128,463	892,928
Gains on sale of loans	322,983	205,818
Gains (losses) on sale of investments, net	(443,797)	40,540
Gains on sale of other assets	681,630	—
Bank owned life insurance	112,300	20,287
Other	139,746	117,447
Total non-interest income	1,941,325	1,277,020

Non-interest expense:
Compensation and benefits	2,112,612	1,505,144
Occupancy and equipment	687,102	484,108
Data processing	187,543	141,237
Amortization of intangibles	259,679	86,932
Professional fees	126,349	98,913
Advertising	111,219	97,007
Other	732,650	597,588
Total non-interest expense	4,217,154	3,010,929

Earnings before income taxes	2,256,058	1,381,439

Income tax expense	659,968	431,775

Net earnings	$1,596,090	$949,664

Earnings per share:
Basic	$0.72	$0.43
Diluted	$0.71	$0.43

Dividends per share	$0.1700	$0.1619

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Interest income:
Loans	$13,511,515	$8,390,492
Investment securities	2,870,664	2,158,512
Other	101,394	53,245
Total interest income	16,483,573	10,602,249

Interest expense:
Deposits	5,043,714	2,515,497
Borrowed funds	2,247,585	1,755,610
Total interest expense	7,291,299	4,271,107

Net interest income	9,192,274	6,331,142

Provision for loan losses	75,000	225,000

Net interest income after
provision for loan losses	9,117,274	6,106,142

Non-interest income:
Fees and service charges	2,135,335	1,668,954
Gains on sale of loans	586,364	371,394
Gains (losses) on sale of investments, net	(300,256)	40,540
Gains on sale of other assets	728,453	17,211
Bank owned life insurance	157,654	41,920
Other	325,316	197,416
Total non-interest income	3,632,866	2,337,435

Non-interest expense:
Compensation and benefits	4,248,576	2,962,862
Occupancy and equipment	1,396,022	974,342
Data processing	348,990	270,233
Amortization of intangibles	524,172	182,962
Professional fees	210,726	185,056
Advertising	218,737	181,847
Other	1,506,785	1,151,869
Total non-interest expense	8,454,008	5,909,171

Earnings before income taxes	4,296,132	2,534,406

Income tax expense	1,279,128	781,366

Net earnings	$3,017,004	$1,753,040

Earnings per share:
Basic	$1.35	$0.79
Diluted	$1.35	$0.79

Dividends per share	$0.3400	$0.3238

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Net cash provided by (used in) operating activities	$(4,193,736)	$3,846,525

Cash flows from investing activities:
Net increase in loans	(10,573,691)	(429,630)
Maturities and prepayments of investments	22,388,576	21,712,032
Purchase of investment securities	(27,281,977)	(27,804,212)
Proceeds from sale of investment securities	19,804,823	140,540
Net cash paid in FMB acquisition	(8,023,721)	—
Proceeds from sales of premises and equipment and foreclosed assets	564,923	247,943
Purchases of premises and equipment, net	(1,979,916)	(258,374)
Net cash used in investing activities	(5,100,983)	(6,391,701)

Cash flows from financing activities:
Net increase (decrease) in deposits	(8,401,243)	59,891
Federal Home Loan Bank advance borrowings	—	3,500,000
Federal Home Loan Bank advance repayments	(1,018,384)	(5,018,384)
Federal Home Loan Bank line of credit borrowings, net	10,000,000	2,400,000
Proceeds from other borrowings	6,675,686	2,375,000
Repayments on other borrowings	(4,873,240)	(725,000)
Purchase of treasury stock	—	(531)
Proceeds from issuance of common stock under stock option plans	9,491	147,566
Tax benefit related to stock option plans	2,503	32,541
Payment of dividends	(757,721)	(717,597)
Net cash provided by financing activities	1,637,092	2,053,486
Net decrease in cash and cash equivalents	(7,657,627)	(491,690)
Cash and cash equivalents at beginning of period	21,490,512	7,845,438
Cash and cash equivalents at end of period	$13,832,885	$7,353,748

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$6,329,000	$3,829,000
Cash paid during period for taxes	$560,000	$—

Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$25,000	$486,000
FMB Acquisition:
Fair value of liabilities assumed	131,988,000	—
Fair value of assets acquired, including goodwill	123,964,000	—

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2005, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2005, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim periods ended June 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006 and include the results of operations of First Manhattan Bancorporation, Inc. (“FMB”) beginning on January 1, 2006.

2.      Acquisition of First Manhattan Bancorporation, Inc.

The Company completed the acquisition of FMB effective January 1, 2006.  FMB’s subsidiary thrift was merged into the Company’s wholly-owned subsidiary, Landmark National Bank, immediately following the acquisition.  This acquisition expanded our market share in Manhattan and further expanded the Company’s presence in higher-growth market areas.  At December 31, 2005, FMB had total assets of $129 million, including loans and deposits of $109 million and $107 million, respectively.  The Company paid cash in the amount of $12.9 million for all of the outstanding stock of FMB.  In connection with the acquisition, the Company recorded a core deposit intangible asset of $2.6 million, which is being amortized on an accelerated basis over 10 years.  The acquisition cost in excess of the tangible and identifiable net assets acquired has been recorded as goodwill of $5.5 million, none of which is deductible for tax purposes.  Pro forma information, for the three and six months ended June 30, 2005, as if the acquisition was consummated January 1, 2005, is as follows (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Interest income	$7,238	$14,086
Net earnings	1,082	1,910
Basic earnings per share	0.49	0.86
Diluted earnings per share	0.49	0.86

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

The Company has a stock option plan, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. The plan is administered by the board of directors who selects employees to whom options are granted and the number of shares granted. The option price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the grant date. In the case of any employee who owns more than 10% of the outstanding common stock at the time the option is granted, the option price may not be less than 110% of the fair market value of the shares on the date of the grant, and the option shall not be exercisable after the expiration of ten years from the grant date.   The Company intends to utilize authorized, but un-issued shares to satisfy option exercises.  The stock-based compensation cost that has been recognized was $63,000 in the first six months of 2006 and $55,000 in the first six months of 2005.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options on date of grant.  The Black-Scholes model is a closed-end model that uses the assumptions outlined below.  Expected volatility is based on historical volatility of the Company’s stock and a consideration of other factors.  The Company uses historical exercise behavior and other factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding.  The risk-free rate for the expected term is based on U.S. Treasury rates in effect at the time of grant.  The fair value of each option grant is estimated on the date of grant. The fair value of options granted in 2005 were estimated utilizing the following assumptions: dividend rate of 4.8%, volatility of 18.0%, risk-free interest rate of 4.3%, and expected lives of five years, resulting in a fair value of $3.40 per option at grant date.  The fair value of options granted in 2006 were estimated utilizing the following assumptions: dividend rate of 5.0%, volatility of 19.1%, risk-free interest rate of 4.9%, and expected lives of five years, resulting in a fair value of $3.55 per option at grant date.

A summary of option activity during the first six months of 2006 is presented below.

(Dollars in thousands, except per share data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	127,340	$23.73	7.38 years	n/a
Granted	109,025	27.15	—	n/a
Cancelled	—	—	—	n/a
Exercised	(667)	14.23	—	n/a
Outstanding at June 30, 2006	235,698	$25.34	8.25 years	$569,000
Exercisable at June 30, 2006	76,334	$22.04	6.35 years	$436,000
Vested and expected to vest at June 30, 2006	226,146	$25.27	8.22 years	$561,000

Additional information about stock options exercised is presented below.

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Intrinsic value of options exercised	$16,852	$243,275
Cash received from options exercised	$9,491	$147,469
Tax benefit realized from options exercised	$2,503	$32,541

As of June 30, 2006, there was $404,000 of total unrecognized compensation cost related to the options.  That cost is expected to be recognized over a weighted-average period of 4 years.  The total fair value (at vest date) of shares vested during the six month periods ended June 30, 2006 and 2005 was $103,000 and $93,000 respectively.

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

The shares used in the calculation of basic and diluted income per share are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding (basic)	2,228,928	2,217,921	2,228,761	2,217,025
Dilutive stock options	12,362	11,704	9,776	12,394
Weighted average common shares (diluted)	2,241,290	2,229,625	2,238,537	2,229,419

5.      Comprehensive Income

The Company’s other comprehensive income consists of the unrealized holding gains and losses on available-for-sale securities and an unrealized gain on an interest rate swap as shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$1,596,090	$949,664	$3,017,004	$1,753,040

Change in unrealized holding(gains)/losses	(1,409,756)	715,178	(1,506,517)	(105,530)
Less — reclassification adjustment for gains/(losses) included in net income	(443,797)	40,540	(300,256)	40,540
Net change in unrealized (gains)/losses on securities	(965,959)	674,638	(1,206,261)	(146,070)
Unrealized gain/(loss) on interest rate swap	17,000	(49,000)	46,000	9,000
Income tax expense/(benefit)	(360,604)	237,742	(440,899)	(52,087)
Total comprehensive income	$1,007,735	$1,337,560	$2,297,642	$1,668,057

6.      Other Intangible Assets

The following table presents information about the Company’s other intangible assets:

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit premium	$5,396,065	$(1,228,525)	$2,818,602	$(774,588)
Mortgage servicing rights	791,691	(447,111)	775,666	(401,467)
Total	$6,187,756	$(1,675,636)	$3,594,268	$(1,176,055)

Aggregate amortization expense for the three months ended June 30, 2006 and 2005, was $260,000 and $87,000, respectively.  Aggregate amortization expense for the six months ended June 30, 2006 and 2005, was $524,000 and $183,000, respectively.  The following depicts estimated amortization expense for the remainder of 2006 and in successive years ending December 31:

Year	Amount
2006	$549,000
2007	972,000
2008	697,000
2009	599,000
2010	500,000

The mortgage servicing rights correspond to loans serviced by the Company for others with outstanding principal balances of $105.9 million and $107.2 million at June 30, 2006 and December 31, 2005, respectively.  Gross service fee income related to such loans was $67,000 and $69,000 for the three months ended June 30, 2006 and June 30, 2005, respectively, and was $135,000 and $139,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.  The income is included in fees and service charges in the condensed consolidated statements of earnings.

The following is an analysis of the changes in mortgage servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$356,973	$442,786	$374,199	$446,332
Additions	21,692	10,954	40,616	51,120
Amortization	(34,085)	(37,363)	(70,235)	(81,075)
Balance at end of period	$344,580	$416,377	$344,580	$416,377

7.      Impact of Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”.  The Statement permits fair value remeasurement for certain hybrid financial instruments containing embedded derivatives, and clarifies the derivative accounting requirements for interest and principal-only strip securities and interests in securitized financial assets. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and eliminates a previous prohibition on qualifying special-purpose entities from holding certain derivative financial instruments.  For calendar year companies, this statement is effective for all financial instruments acquired or issued after January 1, 2007.  The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”. The Statement specifies under what situations servicing assets and servicing liabilities must be recognized. It requires these assets and liabilities to be initially measured at fair value and specifies acceptable measurement methods subsequent to their recognition. Separate presentation in the financial statements and additional disclosures are also required. For calendar year companies, this statement is effective beginning January 1, 2007. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting For Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating any impact that the adoption of this Interpretation may have on the Company’s consolidated financial statements.

8.      Other Events

The Company has entered into an agreement to construct a new branch location in Topeka, Kansas, which is anticipated to be completed in August 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  Landmark Bancorp, Inc. is a bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank.  Landmark Bancorp is listed on the NASDAQ Global Market under the symbol “LARK”.  Landmark National Bank is dedicated to providing quality financial and banking services to its local communities.  Landmark National Bank originates commercial, commercial real estate,  one-to-four family residential mortgage loans, consumer loans, multi-family residential mortgage loans, and home equity loans.

Effective January 1, 2006 we completed our acquisition of FMB, which was a thrift holding company.  Immediately following the acquisition, the Company merged the thrift into Landmark National Bank.  This acquisition expanded our market share in Manhattan and further expanded the Company’s presence in higher-growth market areas including Lawrence and Junction City, Kansas.  At December 31, 2005, FMB had total assets of $129 million, including loans and deposits of $109 million and $107 million, respectively.  We paid cash in the amount of $12.9 million for all of the outstanding stock of FMB.  In connection with the acquisition, the Company recorded a core deposit intangible asset of $2.6 million, which is being amortized on an accelerated basis over 10 years, and goodwill of $5.5 million, none of which is deductible for tax purposes.

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

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for income taxes and the accounting related to business acquisitions, all of which involve significant judgment by our management.

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

We report our investment securities at estimated fair values based on published market ascertainable values, which are obtained from independent sources.  We perform periodic reviews of the fair value of investment securities to determine if any declines in value might be considered other than temporary.  Our most recent review showed that the decrease in fair value of the securities, resulting in an unrealized loss position, was related to changes in interest rates.  None of the unrealized losses are related to credit deterioration.  The Company has the ability to hold these securities until market values recover, including up to the maturity date.  Although we believe that our estimates of the fair values of investment securities to be reasonable, economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

We have completed several business and asset acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations.  Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess. Performing such a discounted cash flow analysis involves the use of estimates and assumptions.  Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including the historical cash flows.  Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, we have identified purchase accounting as a critical accounting policy.

Summary of Results.  Net earnings for the three months ended June 30, 2006, increased $646,000, or 68.1%, to $1.6 million as compared to the three months ended June 30, 2005.  Our improved earnings were attributed primarily to our acquisition of FMB along with continued improvement in our net interest margin.  The acquisition allowed for continued growth in non-interest income areas such as fees and service charges and gains on sale of loans.  At the same time, we were able to realize some cost savings associated with the acquisition during the second quarter of 2006.  In addition, we realized gains on sale of other assets of approximately $682,000, which was partially offset by losses of $444,000 on the sale of investments.

Net earnings for the six months ended June 30, 2006, increased $1.3 million, or 72.1%, to $3.0 million as compared to the six months ended June 30, 2005.  Our improved earnings were attributed primarily to our acquisition of FMB along with continued improvement in our net interest margin.  The acquisition allowed for continued growth in non-interest income areas such as fees and service charges and gains on sale of loans.  At the same time, we were able to begin realizing some cost savings associated with the acquisition during the first six months of 2006.  In addition, we realized gains on sale of other assets of approximately $728,000, which was partially offset by losses of $300,000 on the sale of investments.

The three months ended June 30, 2006 resulted in diluted earnings per share of $0.71 compared to $0.43 for the same period in 2005.  Return on average assets was 1.07% for the period compared to 0.85% for the same period in 2005.  Return on average stockholders’ equity was 14.05% for the period compared to 8.99% for the same period in 2005.

The six months ended June 30, 2006 resulted in diluted earnings per share of $1.35 compared to $0.79 for the same period in 2005.  Return on average assets was 1.02% for the period compared to 0.80% for the same period in 2005.  Return on average stockholder’s equity was 13.54% for the period compared to 8.35% for the same period in 2005.

The following table summarizes net earnings per share and key performance measures for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings:
Basic earnings per share	$0.72	$0.43	$1.35	$0.79
Diluted earnings per share	$0.71	$0.43	$1.35	$0.79
Earnings ratios:
Return on average assets (1)	1.07%	0.85%	1.02%	0.80%
Return on average equity (1)	14.05%	8.99%	13.54%	8.35%
Dividend payout ratio	23.94%	37.78%	25.19%	40.96%
Net interest margin (1)	3.39%	3.10%	3.42%	3.09%

(1)             The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended June 30, 2006, increased $2.9 million, or 53.1%, to $8.3 million from $5.4 million in the same period of 2005, resulting from increased interest income on both investment securities and loans.  Average loans for the quarter ended June 30, 2006 increased to $393.9 million from $279.0 million for the quarter ended June 30, 2005.  The increase in average loans was primarily due to the $109.4 million in loans acquired in the FMB acquisition.  Additionally, the rise in interest rates experienced during the past year contributed to the increased interest income.  As a result, interest income on loans increased $2.6 million, or 60.0%, to $6.9 million for the quarter ended June 30, 2006.  Average investment securities increased from $134.7 million for the quarter ended June 30, 2005, to $143.8 million for the quarter ended June 30, 2006.  Corresponding with the increase in average investments for the comparable periods, interest income on investment securities increased $334,000, or 29.7%, to $1.5 million for the second quarter of 2006, as compared to the same period of 2005.  Also contributing to the increased investment income was the increase in interest rates, which resulted in yields on our investments purchased during the past year being higher than the yields on our maturing investments.

Interest income for the six months ended June 30, 2006, increased $5.9 million, or 55.5%, to $16.5 million from $10.6 million in the same period of 2005, resulting largely from increased interest income on investment securities and loans.  Average loans for the first six months of 2006 increased to $392.3 million from $279.3 million for the same period in 2005.  The increase in average loans was primarily due to the $109.4 million in loans acquired in the FMB acquisition.  Additionally, the rise in interest rates experienced during the past year contributed to the increased interest income.  As a result, interest income on loans increased $5.1 million, or 61.0%, to $13.5 million for the first six months of 2006.  Average investment securities increased from $132.8 million for the six months ended June 30, 2005, to $145.9 million for the six months ended June 30, 2006.  Corresponding with the increase in average investments for the comparable periods, interest income on investment securities increased $712,000, or 33.0%, to $2.9 million for the first six months of 2006, as compared to the same period of 2005.  Also contributing to the increased investment income was the increase in interest rates, which resulted in yields on our investments purchased during the past year being higher than the yields on our maturing investments.

Interest Expense.  Interest expense during the three months ended June 30, 2006, increased $1.6 million, or 70.4%, as compared to the same period of 2005.  For the three months ended June 30, 2006, interest expense on deposits increased $1.3 million, or 93.0%.  The increase in interest expense on deposits resulted from the addition of approximately $106.8 million in deposits that we acquired through the FMB acquisition on January 1, 2006 and from the rise in interest rates and the associated repricing of deposits as they matured.  Average borrowings for the quarter ended June 30, 2006 increased to $107.3 million from $91.5 million for the quarter ended June 30, 2005.  Corresponding with the increase in average borrowings for the comparable periods, interest expense on borrowings increased $308,000, or 35.2%.  Also contributing to the increased interest expense was the increase in interest rates.

Interest expense during the six months ended June 30, 2006, increased $3.0 million, or 70.7%, as compared to the same period of 2005.  For the six months ended June 30, 2006, interest expense on deposits increased $2.5 million, or 100.5%.  The increase in interest expense on deposits resulted from the addition of approximately $106.8 million in deposits that we acquired through the FMB acquisition on January 1, 2006 and from the rise in interest rates and the associated repricing of deposits as they matured.  Average borrowings for the six months ended June 30, 2006 increased to $103.6 million from $92.9 million for the six months ended June 30, 2005.  Corresponding with the increase in average borrowings for the comparable periods, interest expense on borrowings increased $492,000, or 28.0%.  Also contributing to the increased interest expense was the increase in interest rates.

Net Interest Income.  Net interest income for the three months ended June 30, 2006, totaled $4.5 million, increasing $1.3 million, or 41.2%, as compared to the three months ended June 30, 2005.  This increase resulted primarily from the increased level of average interest earning assets associated with the January 1, 2006 FMB acquisition.  Average earning assets increased during the second quarter of 2006, increasing to $538.5 million from $416.6 million for the second quarter of 2005.  Also contributing to the improvement in net interest income was an increase in our net interest margin.  The net interest margin was 3.39% for the second quarter of 2006, up from 3.10% during the second quarter of 2005.

Net interest income for the six months ended June 30, 2006, totaled $9.2 million, increasing $2.9 million, or 45.2%, as compared to the six months ended June 30, 2005.  This increase resulted primarily from the increased level of average interest earning assets associated with the January 1, 2006 FMB acquisition.  Average earning assets increased during the first six months of 2006, increasing to $541.4 million from $413.3 million for the first six months of 2005.  Also contributing to the improvement in net interest income was an increase in our net interest margin.  The net interest margin was 3.42% for the first six months of 2006, up from 3.09% during the first six months of 2005.

Provision for Loan Losses.  We maintain, and our Board of Directors monitors, an allowance for losses on loans. The allowance is established based upon management’s periodic evaluation of known and inherent risks in the loan portfolio, review of significant individual loans and collateral, review of delinquent loans, past loss experience, adverse situations that may affect the borrowers’ ability to repay, current and expected market conditions, and other factors management deems important. Determining the appropriate level of reserves involves a high degree of management judgment and is based upon historical and projected losses in the loan portfolio and the collateral value of specifically identified problem loans. Additionally, allowance strategies and policies are subject to periodic review and revision in response to a number of factors, including current market conditions, actual loss experience and management’s expectations.

The provision for loan losses for the three months ended June 30, 2006, was $15,000, compared to a provision of $105,000 during the three months ended June 30, 2005.  Our continuous review of the loan portfolio prompted a decrease in our provision primarily as a result of improvement in the asset quality of the commercial loan portfolio.  Our review also included the analysis of the FMB loans acquired along with the FMB allowance for loan losses acquired in the amount of $891,000.  One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At June 30, 2006, and December 31, 2005, the allowance for loan losses was $4.0 million and $3.2 million, or 1.0% and 1.1%, respectively, of gross loans outstanding.  The provision for loan losses for the six months ended June 30, 2006, was $75,000 compared to a provision of $225,000 for the same period in 2005.  For further discussion of the provision for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income increased $664,000, or 52.0%, for the three months ended June 30, 2006, to $1.9 million compared to the three months ended June 30, 2005.  This improvement was primarily the result of a $117,000, or 56.9%, increase of gains on sale of loans, and an increase in fees and service charges of $236,000, or 26.4%, both of which are attributable to volume increases associated with the FMB acquisition.  Additionally, total non-interest income included $682,000 in gains recognized with the sale of other assets, primarily our previous headquarters located at 800 Poyntz, during the second quarter of 2006.  Also contributing to the increased non-interest income during the second quarter was the increase in bank owned life insurance income, which resulted from the purchase of additional policies totaling $7.5 million in March 2006. Partially offsetting these increases were losses of $444,000 on the sale of investments as we repositioned our investment portfolio by selling some relatively short term, lower yielding investments and purchasing longer term, higher yielding investments.

Non-interest income increased $1.3 million or 55.4%, for the six months ended June 30, 2006, to $3.6 million compared to the six months ended June 30, 2005.  This improvement was primarily the result of a $215,000, or 57.9%, increase of gains on sale of loans, and an increase in fees and service charges of $466,000, or 27.9%, both of which are attributable to volume increases associated with the FMB acquisition.  Additionally, total non-interest income included $728,000 in gains recognized with the sale of other assets, primarily our previous headquarters located at 800 Poyntz. Also contributing to the increased non-interest income during the first six months of 2006 was the increase in bank owned life insurance income, which resulted from the purchase of additional policies totaling $7.5 million in March 2006. Partially offsetting these increases were losses of $300,000 on the sale of investments as we repositioned our investment portfolio by selling some relatively short term, lower yielding investments and purchasing longer term, higher yielding investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Non-interest income:
Fees and service charges	$1,128,463	$892,928	$2,135,335	$1,668,954
Gains on sales of loans	322,983	205,818	586,364	371,394
Gains (losses) on sale of investments, net	(443,797)	40,540	(300,256)	40,540
Gains on sale of other assets	681,630	—	728,453	17,211
Bank owned life insurance	112,300	20,287	157,654	41,920
Other	139,746	117,447	325,316	197,416
Total non-interest income	$1,941,325	$1,277,020	$3,632,866	$2,337,435

Non-interest Expense.  Non-interest expense increased $1.2 million, or 40.1%, to $4.2 million for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, resulting primarily from the impact of the acquisition of FMB on January 1, 2006 and the late August 2005 acquisition of two branches in Great Bend, Kansas.  While we have made significant progress achieving cost savings by consolidating our personnel, operations and facilities, the impact of the acquisition includes a net increase in personnel, equipment and facilities and the number of accounts being processed.  Accordingly the impact of the acquisition includes increases in compensation and benefits of $607,000, occupancy and equipment of $203,000, amortization of acquired intangibles of $173,000 and data processing costs of $46,000.

Non-interest expense increased $2.5 million, or 43.1%, to $8.5 million for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, resulting primarily from the impact of the acquisition of FMB on January 1, 2006 and the late August 2005 acquisition of two branches in Great Bend, Kansas.  While we have made significant progress achieving cost savings by consolidating our personnel, operations and facilities, the impact of the acquisition includes a net increase in personnel, equipment and facilities and the number of accounts being processed.  Accordingly the impact of the acquisition includes increases in compensation and benefits of $1.3 million, occupancy and equipment of $422,000, amortization of acquired intangibles of $341,000 and data processing costs of $79,000.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Non-interest expense:
Compensation and benefits	$2,112,612	$1,505,144	$4,248,576	$2,962,862
Occupancy and equipment	687,102	484,108	1,396,022	974,342
Amortization of intangible assets	259,679	86,932	524,172	182,962
Professional fees	126,349	98,913	210,726	185,056
Data processing	187,543	141,237	348,990	270,233
Advertising	111,219	97,007	218,737	181,847
Other	732,650	597,588	1,506,785	1,151,869
Total non-interest expense	$4,217,154	$3,010,929	$8,454,008	$5,909,171

Income Tax Expense.  Income tax expense increased $228,000, or 52.9%, from $432,000 for the three months ended June 30, 2005, to $660,000 for the three months ended June 30, 2006.  The increase in income tax expense for the three months ended June 30, 2006, resulted from the increase in taxable income for the second quarter of 2006 as compared to the second quarter of 2005.  The effective tax rate for the second quarter of 2006 decreased to 29.3% from 31.3% in the second quarter of 2005 as a result of an increase in the utilization of tax exempt investments.

Income tax expense increased $498,000, or 63.7%, from $781,000 for the six months ended June 30, 2005, to $1.3 million for the six months ended June 30, 2006.  The increase in income tax expense for the six months ended June 30, 2006, resulted from the increase in taxable income for the first six months of 2006 as compared to the first six months of 2005.  The effective tax rate for the first six months of 2006 decreased to 29.8% from 30.8% during the first six months of 2005 as a result of an increase in the utilization of tax exempt investments.

Asset Quality and Distribution.  Total assets increased to $593.6 million at June 30, 2006, compared to $465.1 million at December 31, 2005, resulting from the FMB acquisition.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, increased by $118.4 million to $393.0 million during the six months ended June 30, 2006.  This increase was primarily the result of the addition of $109.4 million in loans in the FMB acquisition.  We have concentrated on generating commercial loans over the past years and are pleased that this segment of our loan portfolio has grown.  While the FMB acquisition increased our one-to-four family residential loan totals, as the majority of the acquired loans were residential, we plan to continue our efforts to grow our commercial lending activities.

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

A summary of the activity in the allowance for loan losses is as follows:

Balance at December 31, 2005	$3,151,373
Allowance of acquired bank	891,374
Provision for loan losses	75,000
Charge-offs	(121,733)
Recoveries	52,610
Balance at June 30, 2006	$4,048,624

We believe that the quality of the loan portfolio continues to be strong as evidenced by our low levels of past due and non-accrual loans.  The loans acquired from FMB on January 1, 2006 did not have a material impact on our non-accrual loan totals or our classified asset ratios as the fair market value of impaired loans acquired were recorded in accordance with Statement of Position (SOP) 03-03, Accounting for Certain Loans and Debt Securities Acquired in a Transfer.  As of June 30, 2006, loans with a balance of $4.9 million were on non-accrual status, or 1.2% of total loans, compared to loan balances totaling $3.3 million on non-accrual status, or 1.2% of total loans, as of December 31, 2005.  This increase was primarily related to a $1.2 million commercial loan, which became past due for payments in excess of 90 days at June 30, 2006.  Management does not anticipate any significant loss exposure on this loan.  In addition, the ratio of non-performing assets as a percentage of total assets remained constant at 0.9% as of December 31, 2005 and June 30, 2006.  Residential home loans comprised 40.5% of the $4.9 million non-accrual balance at June 30, 2006.  These loans have been underwritten according to our residential lending policies and are well secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of principal.

Liability Distribution.  Total deposits increased $98.5 million to $429.8 million at June 30, 2006, from $331.3 million at December 31, 2005.  The amount of deposits acquired in the January 1, 2006 FMB acquisition approximated $106.8 million.  Borrowings increased $25.6 million to $110.9 million at June 30, 2006, from $85.3 million at December 31, 2005, resulting from borrowings utilized to fund the FMB acquisition, $5 million of FHLB advances acquired in the FMB acquisition, and additional FHLB line of credit borrowings.

Non-interest bearing demand accounts at June 30, 2006, were $49.2 million, or 11.4% of deposits, compared to $38.4 million, or 11.6% of deposits, at December 31, 2005.  Certificates of deposit increased to $216.2 million at June 30, 2006, from $163.1 million at December 31, 2005.  Money market and NOW demand accounts increased to $133.8 million at June 30, 2006, from $103.7 million at December 31, 2005, and were 31.1% of total deposits.  Savings accounts increased to $30.6 million at June 30, 2006, from $26.1 million at December 31, 2005.

Certificates of deposit at June 30, 2006, which were scheduled to mature in one year or less, totaled $150.0 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of June 30, 2006, for the periods indicated.

Contractual Cash Obligations	Total	One Year or Less	One to Three Years	Four to Five Years	More than Five Years
Operating leases	$362,272	$102,132	$200,664	$59,476	$—
Service contracts	5,880,000	1,260,000	2,520,000	2,100,000	—
FHLB borrowings	80,317,370	17,900,000	34,000,000	22,767,500	5,649,870
Other borrowings	30,552,178	5,916,178	8,140,000	—	16,496,000
Total contractual obligations	$117,111,820	$25,178,310	$44,860,664	$24,926,976	$22,145,870

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $148.4 million at June 30, 2006, and $161.6 million at December 31, 2005.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At June 30, 2006, we had outstanding Federal Home Loan Bank advances of $66.9 million and $13.4 million borrowed against our line of credit with the Federal Home Loan Bank.  At June 30, 2006, our total borrowing capacity with the Federal Home Loan Bank was $125.8 million.  We also had other borrowings of $30.6 million at June 30, 2006, which included $16.5 million of subordinated debentures, $8.2 million of long-term debt and $5.9 million in repurchase agreements.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.8     million at June 30, 2006.

At June 30, 2006, we had outstanding loan commitments, excluding standby letters of credit, of $62.4 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of  unfunded lines of credit and commitments to finance real estate loans.

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

At June 30, 2006, we continued to maintain a sound leverage ratio of 7.83% and a total risk based capital ratio of 12.76%.  As shown by the following table, our capital exceeded the minimum capital requirements at June 30, 2006 (dollars in thousands):

Company	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$45,633	7.83%	4.0%	$23,301
Tier 1 Capital	$45,633	11.54%	4.0%	$15,816
Total Risk Based Capital	$50,467	12.76%	8.0%	$31,632

At June 30, 2006, Landmark National Bank continued to maintain a sound leverage ratio of 9.07% and a total risk based capital ratio of 14.37%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at June 30, 2006 (dollars in thousands):

Landmark National Bank	Actual Amount	Actual Percent	Required Percent	Required Amount
Leverage	$52,646	9.07%	4.0%	$23,220
Tier 1 Capital	$52,646	13.35%	4.0%	$15,778
Total Risk Based Capital	$56,695	14.37%	8.0%	$31,557

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of June 30, 2006, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk.  Our assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities.  Interest rates in the financial markets affect our decision on pricing our assets and liabilities, which impacts net interest income, a significant cash flow source for us.  As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity gap analysis.  We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2006, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	(155,000)	(0.8)%
200 basis point rising	(296,000)	(1.6)%
100 basis point falling	(283,000)	(1.5)%
200 basis point falling	(907,000)	(4.9)%

During July 2006, FHLB convertible advances totaling $20.0 million were converted from fixed rates to variable rates.  The table presented above includes the impact of this conversion on our interest rate sensitivity position.  We believe that no additional significant changes in our interest rate sensitivity position have occurred since June 30, 2006.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY
PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 17, 2006, the annual meeting of Landmark Bancorp, Inc. stockholders was held.  At the meeting, Richard A. Ball, Susan E. Roepke, and C. Duane Ross were elected to serve as Class II directors with terms expiring in 2009.  Continuing as Class I directors (term expires in 2008) are Brent A. Bowman, Joseph L. Downey, and David H. Snapp and continuing as Class III directors (term expires in 2007) are Patrick L. Alexander, Jim W. Lewis, Jerry R. Pettle, and Larry Schugart.  The stockholders also ratified the appointment of KPMG LLP as Landmark Bancorp, Inc.’s independent registered public accounting firm for the year ending December 31, 2006.

There were 2,228,591 shares of common stock eligible to vote at the annual meeting.  The voting on each item at the annual meeting was as follows:

	For	Withheld/ Against	Abstain	Broker Non-Votes
Richard A. Ball	2,007,302	78,915	—	—
Susan E. Roepke	2,076,632	9,585	—	—
C. Duane Ross	2,074,869	11,348	—	—

KPMG LLP	2,035,953	49,429	835	—

ITEM 5.  OTHER INFORMATION

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

LANDMARK BANCORP, INC.

Date: August 3, 2006	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: August 3, 2006	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer