Form 10-Q
period 2006-09-30
LANDMARK BANCORP INC
filed 2006-11-03
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of October 31, 2006, the Registrant had outstanding 2,229,258 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
Cash and cash equivalents	$20,969,481	$21,490,512
Investment securities available for sale, at fair value	140,454,136	140,130,512
Loans, net	395,331,553	274,565,855
Loans held for sale	1,947,954	1,163,211
Premises and equipment, net	13,626,421	8,412,235
Goodwill	13,009,167	7,535,584
Other intangible assets, net	4,261,905	2,418,213
Accrued interest and other assets	18,258,922	9,393,839

Total assets	$607,859,539	$465,109,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$443,368,898	$331,272,731
Federal Home Loan Bank borrowings	74,468,896	63,212,318
Other borrowings	30,458,590	22,046,000
Accrued expenses, taxes and other liabilities	11,053,639	4,506,305
Total liabilities	559,350,023	421,037,354

Stockholders’ equity:
Common stock, $0.01 par, 5,000,000 shares authorized, 2,244,994 and 2,244,327 shares issued, respectively	22,450	22,443
Additional paid-in capital	19,957,707	19,868,567
Retained earnings	28,665,975	25,322,019
Accumulated other comprehensive income (loss)	277,898	(725,908)
Treasury stock, at cost; 15,736 shares	(414,514)	(414,514)
Total stockholders’ equity	48,509,516	44,072,607

Total liabilities and stockholders’ equity	$607,859,539	$465,109,961

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended September		Nine months ended September
	2006	2005	2006	2005
Interest income:
Loans	$7,293,653	$4,431,829	$20,805,168	$12,822,321
Investment securities	1,517,481	1,246,246	4,388,145	3,404,758
Other	26,337	38,958	127,731	92,203
Total interest income	8,837,471	5,717,033	25,321,044	16,319,282

Interest expense:
Deposits	2,848,151	1,450,819	7,891,865	3,966,316
Borrowed funds	1,266,940	897,937	3,514,525	2,653,547
Total interest expense	4,115,091	2,348,756	11,406,390	6,619,863

Net interest income	4,722,380	3,368,277	13,914,654	9,699,419

Provision for loan losses	80,000	100,000	155,000	325,000

Net interest income after provision for loan losses	4,642,380	3,268,277	13,759,654	9,374,419

Non-interest income:
Fees and service charges	1,124,057	886,897	3,259,392	2,555,851
Gains on sale of loans	347,054	162,759	933,418	534,153
Gains (losses) on sale of investments, net	—	—	(300,256)	40,540
Gains on repayments of FHLB borrowings	—	406,572	—	406,572
Gains (losses) on sale of other assets	(11,638)	176	716,815	17,387
Bank owned life insurance	114,689	19,397	272,343	61,317
Other	108,915	108,576	434,231	305,992
Total non-interest income	1,683,077	1,584,377	5,315,943	3,921,812

Non-interest expense:
Compensation and benefits	2,140,241	1,567,125	6,388,817	4,529,987
Occupancy and equipment	705,523	504,612	2,101,545	1,478,954
Data processing	183,695	130,490	532,685	400,723
Amortization of intangibles	258,732	116,669	782,904	299,631
Professional fees	132,080	63,803	342,806	248,859
Advertising	109,065	110,680	327,802	292,527
Other	784,234	581,642	2,291,019	1,733,511
Total non-interest expense	4,313,570	3,075,021	12,767,578	8,984,192

Earnings before income taxes	2,011,887	1,777,633	6,308,019	4,312,039

Income tax expense	548,240	544,377	1,827,368	1,325,743

Net earnings	$1,463,647	$1,233,256	$4,480,651	$2,986,296

Earnings per share:
Basic	$0.66	$0.55	$2.01	$1.34
Diluted	$0.65	$0.55	$2.00	$1.34

Dividends per share	$0.1700	$0.1619	$0.5100	$0.4857

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2006	2005
Net cash provided by operating activities	$1,935,194	$4,524,534

Cash flows from investing activities:
Net (increase) decrease in loans	(13,285,419)	6,929,364
Maturities and prepayments of investments	35,226,616	35,013,396
Purchase of investment securities	(45,048,007)	(48,935,454)
Proceeds from sale of investment securities	21,631,222	140,540
Net cash paid in FMB acquisition	(8,023,721)	—
Proceeds from sales of premises and equipment and foreclosed assets	588,422	387,132
Net cash received in acquisition of Great Bend branches	—	30,410,720
Purchases of premises and equipment, net	(2,825,405)	(1,020,113)
Net cash provided by (used in) investing activities	(11,736,292)	22,925,585

Cash flows from financing activities:
Net increase (decrease) in deposits	5,323,486	(7,127,815)
Federal Home Loan Bank advance borrowings	—	3,500,000
Federal Home Loan Bank advance repayments	(1,027,576)	(20,867,504)
Federal Home Loan Bank line of credit borrowings, net	4,400,000	(3,200,000)
Proceeds from other borrowings	8,862,098	3,450,000
Repayments on other borrowings	(7,153,240)	(2,370,000)
Purchase of treasury stock	—	(531)
Proceeds from issuance of common stock under stock option plans	9,491	196,088
Tax benefit related to stock option plans	2,503	37,344
Payment of dividends	(1,136,695)	(1,078,451)
Net cash provided by (used in) financing activities	9,280,067	(27,460,869)
Net decrease in cash and cash equivalents	(521,031)	(10,750)
Cash and cash equivalents at beginning of period	21,490,512	7,845,438
Cash and cash equivalents at end of period	$20,969,481	$7,834,688

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$9,990,000	$6,086,000
Cash paid during period for taxes	$560,000	$—
Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$160,000	$534,000
FMB acquisition:
Fair value of liabilities assumed	$131,988,000	$—
Fair value of assets acquired, including goodwill	$123,964,000	$—
Acquisition of branches:
Fair value of liabilities assumed	$—	$33,299,000
Fair value of assets acquired, including goodwill	$—	$2,888,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance December 31, 2005	$22,443	19,868,567	25,322,019	(414,514)	(725,908)	44,072,607

Net earnings	—	—	4,480,651	—	—	4,480,651
Change in fair value of investment securities available-for-sale and interest rate swap, net of tax	—	—	—	—	1,003,806	1,003,806
Dividends paid ($0.51 per share)	—	—	(1,136,695)	—	—	(1,136,695)
Stock-based compensation	—	77,153	—	—	—	77,153
Exercise of stock options	7	11,987	—	—	—	11,994
Balance September 30, 2006	$22,450	19,957,707	28,665,975	(414,514)	277,898	48,509,516

Balance December 31, 2004	$22,322	19,969,551	25,228,826	(3,205,823)	154,101	42,168,977

Net earnings	—	—	2,986,296	—	—	2,986,296
Change in fair value of investment securities available-for-sale and interest rate swap, net of tax	—	—	—	—	(483,940)	(483,940)
Dividends paid ($0.4857 per share)	—	—	(1,078,451)	—	—	(1,078,451)
Stock-based compensation	—	76,563	—	—	—	76,563
Exercise of stock options	121	233,311	—	—	—	233,432
Purchase of treasury stock — 18 shares	—	—	—	(531)	—	(531)
Balance September 30, 2005	$22,443	20,279,425	27,136,671	(3,206,354)	(329,839)	43,902,346

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2005, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2005, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim periods ended September 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006 and include the results of operations of First Manhattan Bancorporation, Inc. (“FMB”) beginning on January 1, 2006.

2.             Acquisition of First Manhattan Bancorporation, Inc.

The Company completed the acquisition of all of the outstanding equity of FMB effective January 1, 2006.  FMB’s subsidiary thrift was merged into the Company’s wholly-owned subsidiary, Landmark National Bank, immediately following the acquisition.  This acquisition expanded our market share in Manhattan and further expanded the Company’s presence in higher-growth market areas.  At December 31, 2005, FMB had total assets of $129 million, including loans and deposits of $109 million and $107 million, respectively.  The Company paid cash in the amount of $12.9 million for all of the outstanding stock of FMB.  In connection with the acquisition, the Company recorded a core deposit intangible asset of $2.6 million, which is being amortized on an accelerated basis over 10 years.  The acquisition cost in excess of the net assets and identifiable intangible assets acquired, has been recorded as goodwill of $5.5 million, none of which is deductible for tax purposes.  Pro forma information, for the three and nine months ended September 30, 2005, as if the acquisition was consummated January 1, 2005, is as follows (in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Interest income	$7,601	$21,686
Net earnings	1,335	3,245
Basic earnings per share	0.60	1.46
Diluted earnings per share	0.60	1.45

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

The Company has a stock option plan, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. The plan is administered by the board of directors who selects employees to whom options are granted and the number of shares granted. The option price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the grant date. In the case of any employee who owns more than 10% of the outstanding common stock at the time the option is granted, the option price may not be less than 110% of the fair market value of the shares on the date of the grant, and the option shall not be exercisable after the expiration of ten years from the grant date.   The Company intends to utilize authorized, but un-issued shares to satisfy option exercises.  The stock-based compensation cost that has been recognized was $77,000 in the first nine months of 2006 and the first nine months of 2005.  Accordingly, a $26,000 tax benefit was recognized for the first nine months of 2006 and the first nine months of 2005.  This compensation expense is recognized over the option vesting period, which is typically four years.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options on date of grant.  The Black-Scholes model is a closed-end model that uses the assumptions outlined below.  Expected volatility is based on historical volatility of the Company’s stock and a consideration of other factors.  The Company uses historical exercise behavior and other qualitative factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding.  The risk-free rate for the expected term is based on U.S. Treasury rates in effect at the time of grant.  The fair value of each option grant is estimated on the date of grant. The fair value of options granted were estimated utilizing the following assumptions:

	Nine months
	ended September 30,
	2006	2005
Dividend rate	5.0%	4.8%
Volatility	19.1%	18.0%
Risk-free interest rate	4.9%	4.3%
Expected lives	5 years	5 years
Fair value per option at grant date	$3.55	$3.40

A summary of option activity during the first nine months of 2006 is presented below.

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2006	127,340	$23.73	7.38 years	n/a
Granted	109,025	27.15	—	n/a
Cancelled	—	—	—	n/a
Exercised	(667)	14.23	—	n/a
Outstanding at September 30, 2006	235,698	$25.34	7.99 years	$656,000
Exercisable at September 30, 2006	76,334	$22.04	6.09 years	$465,000
Vested and expected to vest at September 30, 2006	226,146	$25.27	7.96 years	$644,000

Additional information about stock options exercised is presented below.

	Nine months
	ended September 30,
	2006	2005
Intrinsic value of options exercised	$16,852	$305,925
Cash received from options exercised	$9,491	$196,088
Tax benefit realized from options exercised	$2,503	$37,344

As of September 30, 2006, there was $390,000 of total unrecognized compensation cost related to outstanding options.  That cost is expected to be recognized over a weighted-average period of 4 years.  The total fair value (at vest date) of shares vested during the nine month periods ended September 30, 2006 and 2005 was $103,000 and $93,000 respectively.

The number of shares available for future grants at September 30, 2006 was 165,620.

4.             Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the effect of all potential common shares outstanding during each period.  Earnings and dividends per share for all prior periods presented have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2005.

The shares used in the calculation of basic and diluted income per share are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding (basic)	2,229,258	2,228,699	2,228,928	2,220,959
Dilutive stock options	9,730	7,925	9,752	10,807
Weighted average common shares (diluted)	2,238,988	2,236,624	2,238,680	2,231,766

5.             Comprehensive Income

The Company’s other comprehensive income consists of the unrealized holding gains and losses on available-for-sale securities and an unrealized gain on an interest rate swap as shown below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net earnings	$1,463,647	$1,233,256	$4,480,651	$2,986,296

Change in unrealized holding(gains)/losses	2,843,302	(697,479)	1,336,785	(803,009)
Less — reclassification adjustment for gains/(losses) included in net income	—	—	(300,256)	40,540
Net change in unrealized (gains)/losses on securities	2,843,302	(697,479)	1,637,041	(843,549)
Unrealized gain/(loss) on interest rate swap	(64,000)	54,000	(18,000)	63,000
Income tax expense/(benefit)	1,056,134	(244,522)	615,235	(296,609)
Total comprehensive income	$3,186,815	$834,299	$5,484,457	$2,502,356

6.             Other Intangible Assets

The following table presents information about the Company’s other intangible assets:

	September 30, 2006		December 31, 2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortized intangible assets:
Core deposit premium	$5,396,065	$(1,451,946)	$2,818,602	$(774,588)
Mortgage servicing rights	784,441	(466,655)	775,666	(401,467)
Total	$6,180,506	$(1,918,601)	$3,594,268	$(1,176,055)

Aggregate amortization expense for the three months ended September 30, 2006 and 2005, was $259,000 and $117,000, respectively.  Aggregate amortization expense for the nine months ended September 30, 2006 and 2005, was $783,000 and $300,000, respectively.  The following depicts estimated amortization expense for the remainder of 2006 and in successive years ending December 31:

Year	Amount
2006	$290,000
2007	972,000
2008	697,000
2009	599,000
2010	500,000

The mortgage servicing rights correspond to loans serviced by the Company for others with outstanding principal balances of $103.0 million and $107.2 million at September 30, 2006 and December 31, 2005, respectively.  Gross service fee income related to such loans was $66,000 and $70,000 for the three months ended September 30, 2006 and September 30, 2005, respectively, and was $201,000 and $209,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The income is included in fees and service charges in the condensed consolidated statements of earnings.

The following is an analysis of the changes in mortgage servicing rights:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$344,580	$416,377	$374,199	$446,332
Additions	8,517	25,274	49,133	76,394
Amortization	(35,311)	(45,380)	(105,546)	(126,455)
Balance at end of period	$317,786	$396,271	$317,786	$396,271

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  Prior year misstatements must be considered in quantifying misstatements in current year financial statements and if the effect of those misstatements is material to the current year, the prior year financial statements must be corrected even though such revision previously was and continues to be immaterial to the prior year financial statements.  The Company does not expect that adoption of the Bulletin will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It does not require any new fair value measurements.  For calendar year companies, the Statement is effective beginning January 1, 2008.  The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified.  This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements.  The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008.  The Company does not expect the adoption of the Issue to have a material effect on the Company’s consolidated financial statements.

8.             Other Events

In August 2006, the Company began operations at a new branch location in Topeka, Kansas.

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

We report our investment securities at estimated fair values based on published market ascertainable values, which are obtained from independent sources.  We perform periodic reviews of the fair value of investment securities to determine if any declines in value might be considered other than temporary.  Our most recent review showed that the decrease in fair value of the securities, resulting in an unrealized loss position, was related to changes in interest rates.  None of the unrealized losses are related to credit deterioration.  The Company has the ability and intent to hold these securities until market values recover, including up to the maturity date.  Although we believe that our estimates of the fair values of investment securities to be reasonable, economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Summary of Results.  Net earnings for the three months ended September 30, 2006, increased $230,000, or 18.7%, to $1.5 million as compared to the three months ended September 30, 2005.  Our improved earnings were attributed primarily to our acquisition of FMB along with continued improvement in our net interest margin.  The acquisition allowed for continued growth in non-interest income areas such as fees and service charges and gains on sale of loans.  At the same time, we were able to realize some additional cost savings associated with the acquisition during the third quarter of 2006.

Net earnings for the nine months ended September 30, 2006, increased $1.5 million, or 50.0%, to $4.5 million as compared to the nine months ended September 30, 2005.  Our improved earnings were attributed primarily to our acquisition of FMB along with continued improvement in our net interest margin.  The acquisition allowed for continued growth in non-interest income areas such as fees and service charges and gains on sale of loans.  At the same time, we were able to realize some cost savings associated with the acquisition during the first nine months of 2006.  In addition, we realized gains on sale of other assets of approximately $717,000, which was partially offset by losses of $300,000 on the sale of investments during 2006.  During 2005, we realized gains on the repayments of FHLB borrowings of $407,000.

The three months ended September 30, 2006 resulted in diluted earnings per share of $0.65 compared to $0.55 for the same period in 2005.  Return on average assets was 0.98% for the period compared to 1.08% for the same period in 2005.  Return on average stockholders’ equity was 12.60% for the period compared to 11.21% for the same period in 2005.

The nine months ended September 30, 2006 resulted in diluted earnings per share of $2.00 compared to $1.34 for the same period in 2005.  Return on average assets was 1.00% for the period compared to 0.89% for the same period in 2005.  Return on average stockholders’ equity was 13.22% for the period compared to 9.33% for the same period in 2005.

The following table summarizes net earnings per share and key performance measures for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings:
Basic earnings per share	$0.66	$0.55	$2.01	$1.34
Diluted earnings per share	$0.65	$0.55	$2.00	$1.34
Earnings ratios:
Return on average assets (1)	0.98%	1.08%	1.00%	0.89%
Return on average equity (1)	12.60%	11.21%	13.22%	9.33%
Dividend payout ratio	26.15%	29.44%	25.37%	36.25%
Net interest margin (1)	3.51%	3.20%	3.45%	3.12%

(1)             The ratio has been annualized and is not necessarily indicative of the results for the entire year.

Interest Income.  Interest income for the three months ended September 30, 2006, increased $3.1 million, or 54.6%, to $8.8 million from $5.7 million in the same period of 2005, resulting from increased interest income on both investment securities and loans.  Average loans for the quarter ended September 30, 2006 increased to $396.8 million from $274.7 million for the quarter ended September 30, 2005.  The increase in average loans was primarily due to the $109.4 million in loans acquired in the FMB acquisition.  Additionally, the rise in interest rates experienced during the past year contributed to the increased interest income.  As a result, interest income on loans increased $2.9 million, or 64.6%, to $7.3 million for the quarter ended September 30, 2006.  Average investment securities decreased from $147.5 million for the quarter ended September 30, 2005, to $136.5 million for the quarter ended September 30, 2006.  Even with the decrease in average investments for the comparable periods, interest income on investment securities increased $271,000, or 21.8%, to $1.5 million for the third quarter of 2006, as compared to the same period of 2005.  The increase in interest rates, which resulted in yields on our investments purchased being higher than the yields on the investments which either matured or were sold during the past year, was responsible for the increase in investment income.

Interest income for the nine months ended September 30, 2006, increased $9.0 million, or 55.2%, to $25.3 million from $16.3 million in the same period of 2005, resulting largely from increased interest income on investment securities and loans.  Average loans for the first nine months of 2006 increased to $393.8 million from $276.2 million for the same period in 2005.  The increase in average loans was primarily due to the $109.4 million in loans acquired in the FMB acquisition.  Additionally, the rise in interest rates experienced during the past year contributed to the increased interest income.  As a result, interest income on loans increased $8.0 million, or 62.3%, to $20.8 million for the first nine months of 2006.  Average investment securities increased from $140.1 million for the nine months ended September 30, 2005, to $144.8 million for the nine months ended September 30, 2006.  Corresponding with the increase in average investments for the comparable periods, interest income on investment securities increased $983,000, or 28.9%, to $4.4 million for the first nine months of 2006, as compared to the same period of 2005.  Also contributing to the increased investment income was the increase in interest rates, which resulted in yields on our investments purchased being higher than the yields on the investments which either matured or were sold during the past year.

Interest Expense.  Interest expense during the three months ended September 30, 2006, increased $1.8 million, or 75.2%, as compared to the same period of 2005.  For the three months ended September 30, 2006, interest expense on deposits increased $1.4 million, or 96.3%.  The increase in interest expense on deposits resulted from the addition of approximately $106.8 million in deposits that we acquired through the FMB acquisition, as well as from the repricing of deposits due to the rise in interest rates.  Average borrowings for the quarter ended September 30, 2006 increased to $107.8 million from $79.8 million for the quarter ended September 30, 2005.  Corresponding with the increase in average borrowings for the comparable periods, interest expense on borrowings increased $369,000, or 41.1%, due to increased average borrowings as well as increased interest rates.

Interest expense during the nine months ended September 30, 2006, increased $4.8 million, or 72.3%, as compared to the same period of 2005.  For the nine months ended September 30, 2006, interest expense on deposits increased $3.9 million, or 99.0%.  The increase in interest expense on deposits resulted from the addition of approximately $106.8 million in deposits that we acquired through the FMB acquisition, as well as from the repricing of deposits due to the rise in interest rates.  Average borrowings for the nine months ended September 30, 2006 increased to $105.0 million from $92.7 million for the nine months ended September 30, 2005.  Corresponding with the increase in average borrowings for the comparable periods, interest expense on borrowings increased $861,000, or 32.5%, due to increased average borrowings as well as increased interest rates.

Net Interest Income.  Net interest income for the three months ended September 30, 2006, totaled $4.7 million, increasing $1.4 million, or 40.2%, as compared to the three months ended September 30, 2005.  This increase resulted primarily from the increased level of average interest earning assets associated with the January 1, 2006 FMB acquisition.  Average earning assets increased during the third quarter of 2006, increasing to $533.3 million from $422.2 million for the third quarter of 2005.  Also contributing to the improvement in net interest income was an increase in our net interest margin.  The net interest margin was 3.51% for the third quarter of 2006, up from 3.20% during the third quarter of 2005.

Net interest income for the nine months ended September 30, 2006, totaled $13.9 million, increasing $4.2 million, or 43.5%, as compared to the nine months ended September 30, 2005.  This increase resulted primarily from the increased level of average interest earning assets associated with the January 1, 2006 FMB acquisition.  Average earning assets increased during the first nine months of 2006, increasing to $538.6 million from $416.3 million for the first nine months of 2005.  Also contributing to the improvement in net interest income was an increase in our net interest margin.  The net interest margin was 3.45% for the first nine months of 2006, up from 3.12% during the first nine months of 2005.

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

The provision for loan losses for the three months ended September 30, 2006, was $80,000, compared to a provision of $100,000 during the three months ended September 30, 2005.  Our regular review of the loan portfolio prompted a decrease in our provision, primarily as a result of improvement in the asset quality of the commercial loan portfolio.  Our review also included the analysis of the FMB loans acquired along with the FMB allowance for loan losses acquired in the amount of $891,000.  One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At September 30, 2006, and December 31, 2005, the allowance for loan losses was $4.1 million and $3.2 million, or 1.0% and 1.1%, respectively, of gross loans outstanding.  The provision for loan losses for the nine months ended September 30, 2006, was $155,000 compared to a provision of $325,000 for the same period in 2005.  For further discussion of the provision for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income increased $99,000, or 6.2%, for the three months ended September 30, 2006, to $1.7 million compared to the three months ended September 30, 2005.  This improvement was primarily the result of a $184,000, or 113.2%, increase of gains on sale of loans, and an increase in fees and service charges of $237,000, or 26.7%, both of which are attributable to volume increases associated with the FMB acquisition.  Also contributing to the increased non-interest income during the third quarter was a $95,000 increase in bank owned life insurance income, which resulted from the purchase of additional policies totaling $7.5 million in March 2006.  These improvements more than offset the lack of a $407,000 gain on prepayment of Federal Home Loan Bank borrowings recognized in the third quarter of 2005.

Non-interest income increased $1.4 million or 35.6%, for the nine months ended September 30, 2006, to $5.3 million compared to the nine months ended September 30, 2005.  This improvement was primarily the result of a $399,000, or 74.8%, increase of gains on sale of loans, and an increase in fees and service charges of $704,000, or 27.5%, both of which are attributable to volume increases associated with the FMB acquisition.  Additionally, total non-interest income included $717,000 in gains recognized with the sale of other assets, primarily our previous headquarters located at 800 Poyntz.  Also contributing to the increased non-interest income during the first nine months of 2006 was a $211,000 increase in bank owned life insurance income, which resulted from the purchase of additional policies totaling $7.5 million in March 2006.  Partially offsetting these increases were losses of $300,000 on the sale of investments during the nine months ended September 30, 2006 compared to a gain of $41,000 for 2005.  The losses incurred during 2006 were the result of repositioning our investment portfolio by selling some relatively short term, lower yielding investments and purchasing longer term, higher yielding investments.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Non-interest income:
Fees and service charges	$1,124,057	$886,897	$3,259,392	$2,555,851
Gains on sale of loans	347,054	162,759	933,418	534,153
Gains (losses) on sale of investments, net	—	—	(300,256)	40,540
Gains on repayments of FHLB borrowings	—	406,572	—	406,572
Gains (losses) on sale of other assets	(11,638)	176	716,815	17,387
Bank owned life insurance	114,689	19,397	272,343	61,317
Other	108,915	108,576	434,231	305,992
Total non-interest income	$1,683,077	$1,584,377	$5,315,943	$3,921,812

Non-interest Expense.  Non-interest expense increased $1.2 million, or 40.3%, to $4.3 million for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, resulting primarily from the impact of the acquisition of FMB and the late August 2005 acquisition of two branches in Great Bend, Kansas.  While we have made significant progress achieving cost savings by consolidating our personnel, operations and facilities, the impact of the acquisition included a net increase in personnel, equipment and facilities and the number of accounts being processed.  Accordingly the impact of the acquisition included increases in compensation and benefits of $573,000, occupancy and equipment of $201,000, amortization of acquired intangibles of $142,000 and data processing costs of $53,000.

Non-interest expense increased $3.8 million, or 42.1%, to $12.8 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, resulting primarily from the impact of the acquisition of FMB and two branches in Great Bend, Kansas.  While we have made significant progress achieving cost savings by consolidating our personnel, operations and facilities, the impact of the acquisition included a net increase in personnel, equipment and facilities and the number of accounts being processed.  Accordingly the impact of the acquisition included increases in compensation and benefits of $1.9 million, occupancy and equipment of $623,000, amortization of acquired intangibles of $483,000 and data processing costs of $132,000.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Non-interest expense:
Compensation and benefits	$2,140,241	$1,567,125	$6,388,817	$4,529,987
Occupancy and equipment	705,523	504,612	2,101,545	1,478,954
Data processing	183,695	130,490	532,685	400,723
Amortization of intangibles	258,732	116,669	782,904	299,631
Professional fees	132,080	63,803	342,806	248,859
Advertising	109,065	110,680	327,802	292,527
Other	784,234	581,642	2,291,019	1,733,511
Total non-interest expense	$4,313,570	$3,075,021	$12,767,578	$8,984,192

Income Tax Expense.  Income tax expense increased $4,000, or 0.7%, from $544,000 for the three months ended September 30, 2005, to $548,000 for the three months ended September 30, 2006.  The increase in taxable income for the third quarter of 2006 as compared to the third quarter of 2005 was offset by the reduction in the effective tax rate for the third quarter of 2006, which decreased to 27.3% from 30.6% in the third quarter of 2005.  The decrease in the effective tax rate was the result of an increase in the utilization of tax exempt municipal bonds and bank owned life insurance.

Income tax expense increased $502,000, or 37.8%, from $1.3 million for the nine months ended September 30, 2005, to $1.8 million for the nine months ended September 30, 2006.  The increase in income tax expense for the nine months ended September 30, 2006, resulted from the increase in taxable income for the first nine months of 2006 as compared to the first nine months of 2005.  The effective tax rate for the first nine months of 2006 decreased to 29.0% from 30.7% during the first nine months of 2005 as a result of an increase in the utilization of tax exempt municipal bonds and bank owned life insurance.

Asset Quality and Distribution.  Total assets increased to $607.9 million at September 30, 2006, compared to $465.1 million at December 31, 2005, primarily due to the FMB acquisition.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.

Net loans, excluding loans held for sale, increased by $120.8 million to $395.3 million during the nine months ended September 30, 2006.  This increase was primarily the result of the addition of $109.4 million in loans in the FMB acquisition.  We have concentrated on generating commercial loans over the past few years and are pleased that this segment of our loan portfolio has grown.  While the FMB acquisition increased our one-to-four family residential loan totals, as the majority of the acquired loans were residential, we plan to continue our efforts to grow our commercial lending activities.

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

A summary of the activity in the allowance for loan losses is as follows:

Balance at December 31, 2005	$3,151,373
Allowance of acquired bank	891,374
Provision for loan losses	155,000
Charge-offs	(182,226)
Recoveries	71,311
Balance at September 30, 2006	$4,086,832

We believe that the quality of the loan portfolio continues to be strong.  The loans acquired from FMB on January 1, 2006 did not have a material impact on our non-accrual loan totals or our classified asset ratios as the fair market value of impaired loans acquired were recorded in accordance with Statement of Position (SOP) 03-03, Accounting for Certain Loans and Debt Securities Acquired in a Transfer.  As of September 30, 2006, loans with a balance of $6.7 million were on non-accrual status, or 1.7% of total loans, compared to loan balances totaling $3.3 million on non-accrual status, or 1.2% of total loans, as of December 31, 2005.  This increase was primarily related to three commercial loans, totaling $3.4 million, which became past due for payments in excess of 90 days at September 30, 2006.  Management does not anticipate any significant loss exposure and is aggressively pursuing collection activity on these loans.  In addition, the ratio of non-performing assets as a percentage of total assets increased from 0.9% as of December 31, 2005 to 1.2% as of September 30, 2006.  Residential home loans comprised 22.2% of the $6.7 million non-accrual balance at September 30, 2006.  These loans have been underwritten according to our residential lending policies and are well secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of outstanding principal.

Liability Distribution.  Total deposits increased $112.1 million to $443.4 million at September 30, 2006, from $331.3 million at December 31, 2005.  The amount of deposits acquired in the January 1, 2006 FMB acquisition approximated $106.8 million.  Borrowings increased $19.6 million to $104.9 million at September 30, 2006, from $85.3 million at December 31, 2005, resulting from borrowings utilized to fund the FMB acquisition, $5 million of FHLB advances acquired in the FMB acquisition, and additional FHLB line of credit borrowings.

Non-interest bearing demand accounts at September 30, 2006, were $59.0 million, or 13.3% of deposits, compared to $38.4 million, or 11.6% of deposits, at December 31, 2005.  Certificates of deposit increased to $230.2 million at September 30, 2006, from $163.1 million at December 31, 2005.  Money market and NOW demand accounts increased to $125.5 million at September 30, 2006, from $103.7 million at December 31, 2005, and were 28.3% of total deposits.  Savings accounts increased to $28.6 million at September 30, 2006, from $26.1 million at December 31, 2005.

Certificates of deposit at September 30, 2006, which were scheduled to mature in one year or less, totaled $165.9 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of September 30, 2006, for the periods indicated.

Contractual cash obligations	Total	One year or less	One to three years	Four to five years	More than five years
Operating leases	$336,739	$102,132	$197,133	$37,474	$—
Service contracts	5,565,000	1,260,000	2,520,000	1,785,000	—
FHLB borrowings	74,468,896	12,300,000	34,000,000	23,712,904	4,455,992
Other borrowings	30,458,590	7,557,590	6,405,000	—	16,496,000
Total contractual obligations	$110,829,225	$21,219,722	$43,122,133	$25,535,378	$20,951,992

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $161.4 million at September 30, 2006, and $161.6 million at December 31, 2005.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At September 30, 2006, we had outstanding Federal Home Loan Bank advances of $66.7 million and $7.8 million borrowed against our line of credit with the Federal Home Loan Bank.  At September 30, 2006, our total borrowing capacity with the Federal Home Loan Bank was $123.7 million.  We also had other borrowings of $30.5 million at September 30, 2006, which included $16.5 million of subordinated debentures, $6.4 million of long-term debt and $7.6 million in repurchase agreements.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.7 million at September 30, 2006.

At September 30, 2006, we had outstanding loan commitments, excluding standby letters of credit, of $65.6 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At September 30, 2006, we continued to maintain a sound leverage ratio of 8.19% and a total risk based capital ratio of 13.04%.  As shown by the following table, our capital exceeded the minimum capital requirements at September 30, 2006 (dollars in thousands):

Company	Actual amount	Actual percent	Required percent	Required amount
Leverage	$47,323	8.19%	4.0%	$23,124
Tier 1 Capital	$47,323	11.90%	4.0%	$15,902
Total Risk Based Capital	$51,829	13.04%	8.0%	$31,803

At September 30, 2006, Landmark National Bank continued to maintain a sound leverage ratio of 9.06% and a total risk based capital ratio of 14.19%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at September 30, 2006 (dollars in thousands):

Landmark National Bank	Actual amount	Actual percent	Required percent	Required amount
Leverage	$52,195	9.06%	4.0%	$23,052
Tier 1 Capital	$52,195	13.16%	4.0%	$15,868
Total Risk Based Capital	$56,282	14.19%	8.0%	$31,735

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of September 30, 2006, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

Average Assets/Liabilities.  The following table sets forth information relating to average balances of interest-earning assets and liabilities for the three months ended September 30, 2006 and the same period for 2005.  This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Investment securities (1)	$136,521	$1,543	4.52%	$147,528	$1,285	3.48%
Loans (2)	396,776	7,294	7.35%	274,652	4,432	6.45%

Total interest-earning assets	533,297	8,837	6.63%	422,180	5,717	5.42%
Non-interest-earning assets	61,820			32,348

Total	$595,117			$454,528

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Interest-bearing liabilities:
Certificates of deposit	$226,375	$2,248	3.97%	$164,182	$1,147	2.79%
Money market and NOW accounts	127,385	578	1.81%	93,779	286	1.22%
Savings accounts	29,647	22	0.30%	24,302	18	0.30%
FHLB advances and other borrowings	107,756	1,267	4.70%	79,836	898	4.50%

Total interest-bearing liabilities	491,163	4,115	3.35%	362,099	2,349	2.59%
Non-interest-bearing liabilities	57,481			48,519
Stockholders’ equity	46,087			43,664
Total	$594,731			$454,282

Net interest income		$4,722			$3,368
Interest rate spread (3)			3.28%			2.83%
Net interest margin (4)			3.51%			3.20%

Ratio of average interest-earning assets toaverage interest-bearing liabilities		108.6%			116.6%

(1)             Income on investment securities includes all securities and interest bearing deposits in other financial institutions.

(2)             Includes loans classified as non-accrual.

(3)             Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(4)             Net interest margin represents annualized net interest income divided by average interest-earning assets.

The following table sets forth information relating to average balances of interest-earning assets and liabilities for the nine months ended September 30, 2006 and the same period for 2005.

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Average Balance	Interest	Average Annual Yield/Rate	Average Balance	Interest	Average Annual Yield/Rate
	(Dollars in thousands)
ASSETS:

Interest-earning assets:
Investment securities (1)	$144,844	$4,516	4.16%	$140,147	$3,497	3.33%
Loans (2)	393,801	20,805	7.04%	276,153	12,822	6.19%

Total interest-earning assets	538,645	25,321	6.27%	416,300	16,319	5.23%
Non-interest-earning assets	60,685			31,162

Total	$599,330			$447,462

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Interest-bearing liabilities:
Certificates of deposit	$225,840	$6,119	3.61%	$161,737	$3,120	2.57%
Money market and NOW accounts	133,222	1,705	1.71%	93,087	792	1.13%
Savings accounts	30,455	68	0.30%	23,849	54	0.30%
FHLB advances and other borrowings	105,032	3,514	4.46%	92,689	2,654	3.82%

Total interest-bearing liabilities	494,549	11,406	3.08%	371,362	6,620	2.38%
Non-interest-bearing liabilities	56,754	32,982
Stockholders’ equity	45,320			42,792
Total	$596,623			$447,136

Net interest income		$13,915			$9,699
Interest rate spread (3)			3.19%			2.85%
Net interest margin (4)			3.45%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities		108.9%			112.1%

(1)             Income on investment securities includes all securities and interest bearing deposits in other financial institutions.

(2)             Includes loans classified as non-accrual.

(3)             Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(4)             Net interest margin represents annualized net interest income divided by average interest-earning assets.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2006, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	(67,000)	(0.4)%
200 basis point rising	(340,000)	(1.8)%
100 basis point falling	(293,000)	(1.6)%
200 basis point falling	(929,000)	(5.0)%

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

ITEM 4.   CONTROLS AND PROCEDURES

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2006.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None

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

LANDMARK BANCORP, INC.

Date: November 3, 2006	/s/ Patrick L. Alexander
Patrick L. Alexander President and Chief Executive Officer

Date: November 3, 2006	/s/ Mark A. Herpich
Mark A. Herpich Vice President, Secretary, Treasurer and Chief Financial Officer