Form 10-K
period 2006-12-31
LANDMARK BANCORP INC
filed 2007-03-29
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44.6 million*.  At March 15, 2007, the total number of shares of common stock outstanding was 2,333,405.

Documents incorporated by Reference:

Portions of the 2006 Annual Report to Stockholders for the fiscal year ended December 31, 2006, are incorporated by reference into Parts I and II hereof, to the extent indicated herein.  Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007, are incorporated by reference in Part III hereof, to the extent indicated herein.

*              Based on the last reported price of actual transactions in Registrant’s common stock on June 30, 2006, and reports of beneficial ownership prepared by all directors, executive officers and beneficial owners of more than 5% of the outstanding shares of common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

LANDMARK BANCORP, INC.

2006 Form 10-K Annual Report

Table of Contents

PART I

PART I.

ITEM 1.  BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of Delaware.  Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company.  As of December 31, 2006, the Company had $590.6 million in consolidated total assets.

The Company is headquartered in Manhattan, Kansas and has expanded its geographic presence through acquisitions in the past several years.  Effective January 1, 2006, the Company completed the acquisition of First Manhattan Bancorporation, Inc. (“FMB”), the holding company for First Savings Bank F.S.B.  In conjunction with the transaction, FMB was merged into the Bank (the “2006 Acquisition”). In August 2005, the Company acquired 2 branches in Great Bend, Kansas. Effective April 1, 2004, the Company acquired First Kansas Financial Corporation (“First Kansas”), the holding company for First Kansas Federal Savings Association (“First Kansas Federal”).  In conjunction with the transaction, First Kansas was merged into the Bank (the “2004 Acquisition”).  Effective October 9, 2001, Landmark Bancshares, Inc., the holding company for Landmark Federal Savings Bank, and MNB Bancshares, Inc., the holding company for Security National Bank, completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. (the “2001 Merger”).  In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank.

As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Company is also subject to various reporting requirements of the Securities and Exchange Commission (the “SEC”).

Pursuant to the 2006 Acquisition, the 2004 Acquisition and the 2001 Merger, the Bank succeeded to all of the assets and liabilities of FMB, First Savings Bank F.S.B., First Kansas, First Kansas Federal, Landmark Federal Savings Bank and Security National Bank.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate consumer, commercial, multi-family, and one-to-four family residential mortgage loans in the Bank’s principal market areas, as described below.  Since the 2001 Merger, the Bank has focused on originating greater numbers and amounts of consumer, commercial, and agricultural loans.  Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts.  The Bank has also diversified its geographical markets as a result of the 2006 Acquisition, the 2004 Acquisition and the 2001 Merger.  The Company’s main office is in Manhattan, Kansas with branch offices in central, eastern and southwestern Kansas.  The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

The results of operations of the Bank and the Company are dependent primarily upon net interest income and, to a lesser extent, upon other income derived from loan servicing fees and customer deposit services.  Additional expenses of the Bank include general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums, data processing, occupancy and related expenses.

Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowable under applicable federal law and regulation.  The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as the chartering authority for national banks, and the FDIC, as the administrator of the DIF.  The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters.  The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank (the “FHLB”) of Topeka.

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

Shawnee, Douglas, Miami, Osage, and Bourbon counties are located in eastern Kansas and encompass the Bank locations in Topeka, Auburn, Lawrence, Paola, Louisburg, Osawatomie, Osage City, and Fort Scott.  Shawnee County’s market, which encompasses the Bank locations in Topeka and Auburn, is strongly influenced by the State of Kansas, City of Topeka, two regional hospitals and several major private firms and public institutions.  The Bank’s Lawrence location is located in Douglas County and is significantly impacted by the University of Kansas, the largest university in Kansas.  The communities of Paola, Louisburg, and Osawatomie, located within Miami County, are influenced by the high growth of the Kansas City market resulting in housing growth and small private industries and business.  Additionally, the Osawatomie State Hospital is a major government employer within the county.  Bourbon and Osage Counties are primarily agricultural with small private industries and business firms, while Bourbon County is also influenced by a regional hospital and Fort Scott Community College.

Bank locations within central Kansas include the communities of Manhattan within Riley County, Wamego which is located within Pottawatomie County, Junction City which is located in Geary County, Great Bend and Hoisington within Barton County, and LaCrosse located in Rush County.  The Riley, Pottawatomie and Geary County economies are significantly impacted by employment at Fort Riley Military Base and Kansas State University, the second largest university in Kansas, which is located in Manhattan.  Several private industries and businesses are also located within these counties.  Agriculture, oil, and gas are the predominant industries in Barton County.  Additionally manufacturing and service industries also play a key role within this central Kansas market.  LaCrosse, located within Rush County, is primarily an agricultural community with an emphasis on crop and livestock production.

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

Competition

The Company faces strong competition both in attracting deposits and making real estate, commercial and other loans.  Its most direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas, including many large financial institutions which have greater financial and marketing resources available to them.  The ability of the Company to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.  The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.  Additionally, competition may increase as a result of the continuing reduction on restrictions on the interstate operations of financial institutions.  The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services.  These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Employees

At December 31, 2006, the Bank had a total of 207 employees (194 full time equivalent employees).  The Company has no direct employees.  Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan.  Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

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

Residential loans are priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market.  Commercial and consumer loans generally are issued at or above the national prime rate.  While the origination of one to four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market.  The Bank is focusing on the generation of commercial and consumer loans to grow and diversify the loan portfolio.  The Bank has no potential negative amortization loans.  The following is a brief description of each major category of the Bank’s lending activity.

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

Real Estate Lending.  Commercial, residential, construction and multi-family real estate loans represent the largest class of loans of the Bank.  Generally, residential loans retained in portfolio are variable rate with adjustment periods of five years or less and amortization periods of either 15 or 30 years.  Commercial real estate loans, including agricultural real estate, generally have amortization periods of 15 or 20 years.  The Bank has a security interest in the borrower’s real estate.  The Bank also generates long term fixed rate residential real estate loans which are sold in the secondary market.  Commercial real estate, construction and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property.  Commercial real estate, including agricultural real estate loans, are also supported by an analysis demonstrating the borrower’s ability to repay.  Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing.

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the OCC, the Board of Governors of the Federal Reserve System (the ”Federal Reserve”) and the FDIC.  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the ”SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2006, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments.  The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the ”DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the ”Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the DIF.  The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks.  The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which insured depository institutions are assigned to one of four risk assessment categories based upon their respective levels of capital, supervisory evaluations and other financial factors. Institutions that are well-capitalized and exhibit minimal or no supervisory weaknesses pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. An institution’s risk-classification is determined by the FDIC.

For the past several years, FDIC insurance assessments ranged from 0% to 0.27% of total deposits. Pursuant to regulatory amendments adopted by the FDIC, effective January 1, 2007, insurance assessments will range from 0.05% to 0.43% of total deposits (unless subsequently adjusted by the FDIC). FDIC-insured institutions that were in existence as of December 31, 1996, and paid an FDIC-insurance assessment prior to that date (“eligible institutions”), as well as successors to eligible institutions, will be entitled to a credit that may be applied to offset insurance premium assessments due for assessment periods beginning on and after January 1, 2007. The amount of an eligible institution’s assessment credit will be equal to the institution’s pro rata share (based on its assessment base as of December 31, 1996, as compared to the aggregate assessment base of all eligible institutions as of December 31, 1996) of the aggregate amount the FDIC would have collected if it had imposed an assessment of 10.5 basis points on the combined assessment base of all institutions insured by the FDIC as of December 31, 2001. Subject to certain statutory limitations, an institution’s assessment credit may be applied to offset the full amount of premiums assessed in 2007, but may not be applied to more than 90% of the premiums assessed in 2008, 2009 or 2010. The FDIC will track the amount of an institution’s assessment credit and automatically apply it to the institution’s premium assessment to the maximum extent permitted by federal law.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance

Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the year ended December 31, 2006, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the year ended December 31, 2006, the Bank paid supervisory assessments to the OCC totaling $134,000.

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

As of December 31, 2006: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006.  As of December 31, 2006, approximately $122,000 was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to the directors and officers of the Company, to principal shareholders of the Company, and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.8 million, the reserve requirement is $1.119 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.8 million.  The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Company Website

The Company maintains a corporate website at www.landmarkbancorpinc.com.  The Company makes available free of charge on or through its website the annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the SEC.  Many of the Company’s policies, including its code of ethics, committee charters and other investor information are available on the web site. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at the address listed on the front of this Form 10-K.

STATISTICAL DATA

The Company has a fiscal year ending on December 31.  The information presented in this annual report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2006.

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Exchange Act  is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as set forth in the Company’s 2006 Annual Report to Stockholders (attached hereto as Exhibit 13.1).  All dollars in the tables are expressed in thousands.

I.              Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The average balance sheets are incorporated by reference from the Company’s 2006 Annual Report to Stockholders (attached as Exhibit 13.1).  The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense during the periods indicated.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended			Years Ended
	December 2006 vs December 2005			December 2005 vs December 2004
	Increase/(Decrease) Attributable to			Increase/(Decrease) Attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Investment securities	$81	$1,190	$1,271	$87	$467	$554
Loans	8,231	2,769	11,000	497	1,124	1,621
Total	8,312	3,959	12,271	584	1,591	2,175
Interest expense:
Deposits	$2,523	$2,853	$5,376	$115	$1,511	$1,626
Other borrowings	631	675	1,306	323	8	331
Total	3,154	3,528	6,682	438	1,519	1,957
Net interest income	$5,158	$431	$5,589	$146	$72	$218

II.  Investment Portfolio

Investment Securities.  The following table sets forth the carrying value of the Company’s investment securities at the dates indicated.  None of the investment securities held as of December 31, 2006 was issued by an individual issuer in excess of 10% of the Company’s stockholders’ equity, excluding the securities of U.S. government and federal agency obligations.

	At December 31,
	2006	2005	2004
	(Dollars in thousands)

Investment Securities Available-for-Sale:
U.S. agency securities	46,632	$43,628	$33,465
Municipal obligations	55,064	32,380	14,015
Mortgage-backed securities	32,224	52,893	74,504
FHLB stock	6,747	5,655	5,413
Common stock	716	775	710
FRB stock	1,741	1,348	1,341
Corporate bonds	2,531	3,035	1,763
Other investments	229	417	2,393
Total	$145,884	$140,131	$133,604

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio as of December 31, 2006.  Yields on tax-exempt obligations have not been computed on a tax equivalent basis.  The table includes scheduled principal payments and estimated prepayments.

	As of December 31, 2006
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(Dollars in thousands)

Investment Securities:
U.S. government and agency obligations	$3,248	3.91%	$42,384	4.50%	$1,000	5.51%	$—	—%	$46,632	4.48%
Municipal obligations	10,340	5.99	11,702	4.73	4,181	4.13	6,001	4.65	32,224	5.04
Mortgage-backed securities	2,491	5.86	3,231	4.16	24,696	3.92	24,646	4.02	55,064	4.06
Corporate bonds	23	7.54	2,009	7.55	500	8.12	—	—	2,531	7.66
Total	$16,102	5.39%	$59,326	4.63%	$30,377	4.01%	$30,647	4.15%	$136,451	4.60%

II.                                     Loan Portfolio

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family (1)	$152,664	40.1%	$116,098	42.1%	$131,923	47.4%	$82,828	38.5%	$106,341	46.4%
Commercial	98,314	25.8	78,085	28.3	77,208	27.7	65,729	30.6	62,207	27.2
Construction	33,600	8.8	12,356	4.5	11,234	4.0	9,171	4.3	89,659	3.9
Commercial loans	90,758	23.9	63,494	23.0	51,826	18.6	50,054	23.3	41,809	18.2
Consumer loans	9,596	2.5	8,842	3.2	9,015	3.2	9,567	4.4	12,810	5.6
Gross loans	384,932	101.1	278,875	101.1	281,206	101.1	217,349	101.1	232,136	101.3

Less:
Deferred fees & loans in process	214	0.0	(5)	0.0	52	0.0	3	0.0	459	0.1
Allowance for loan losses	4,030	1.1	3,151	1.1	2,894	1.1	2,316	1.1	2,565	1.2
Total loans	$380,688	100.0%	$275,729	100.0%	$278,260	100.0%	$215,030	100.0%	$229,112	100.0%

(1)                                  Includes loans held for sale.

The following table sets forth the contractual maturities of loans at December 31, 2006. The table does not include unscheduled prepayments.

	Less than		Over
	1 year	2-5 years	5 years	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-fourfamily	$19,528	$60,356	$72,780	$152,664
Commercial	27,554	33,300	37,460	98,314
Construction	32,159	1,441	—	33,600
Commercial	57,228	30,804	2,726	90,758
Consumer	4,116	5,338	142	9,596
Gross loans	$140,585	$131,239	$113,108	$384,932
Deferred loan fees andloans in process				214
Allowance for loan losses				4,030
Loans, net				$380,688

The following table sets forth, at December 31, 2006, the dollar amount of all loans due after December 31, 2007 and whether such loans had fixed interest rates or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$35,468	$97,668	$133,136
Commercial	11,046	59,714	70,760
Construction	75	1,366	1,441
Commercial	17,597	15,933	33,530
Consumer	5,057	423	5,480
Gross loans	$69,243	$175,104	$244,347

Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”).  Under the original terms of the Company’s non-accrual loans at December 31, 2006, interest earned on such loans for the year period ended December 31, 2006 would not have been significantly different than reported.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Total non-accrual loans	$3,567	$3,332	$1,145	$1,205	$925
Accruing loans over 90 days past due	—	—	—	—	—
Real estate owned	456	749	479	281	402
Total nonperforming assets	$4,023	$4,081	$1,624	$1,486	$1,327
Total nonperforming loans to total loans, net	0.9%	1.2%	0.4%	0.6%	0.4%
Total nonperforming assets to total assets	0.7%	0.9%	0.4%	0.5%	0.4%
Allowance for loan losses to non- performing loans	113.0%	94.6%	252.8%	192.2%	277.3%

IV.           Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Total loans outstanding	$380,688	$275,729	$278,260	$215,030	$229,112

Average loans outstanding	$393,709	$275,308	$266,938	$217,327	$233,311

Allowance balances (at beginning of year)	3,151	2,894	2,316	2,565	2,640
Provision (credit):
Real estate	—	—	—	—	—
Commercial and consumer	235	385	460	240	182
	235	385	460	240	182
Allowance of merged bank:
Real estate	445	—	320	—	—
Commercial and consumer	446	—	32	—	—
	891	—	352	—	—
Charge-offs:
Real estate	(78)	(25)	(63)	(30)	(17)
Commercial and consumer	(261)	(198)	(232)	(524)	(302)
	(339)	(223)	(295)	(554)	(319)
Recoveries:
Real estate	6	5	16	—	30
Commercial and consumer	86	90	44	65	32
	92	95	60	65	62
Net charge-offs	(247)	(128)	(235)	(489)	(257)

Allowance balance (at end of year)	$4,030	$3,151	$2,894	$2,316	$2,565
Allowance for loan losses as a percent of total loans outstanding.	1.05%	1.14%	1.04%	1.07%	1.12%
Net loans charged off as a percent of average loans outstanding	0.06%	0.05%	0.09%	0.23%	0.11%

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

	At December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate	$1,633	73.9%	$1,260	74.0%	$1,158	78.4%	$910	72.6%	$1,026	76.5%
Commercial and consumer	2,397	26.1	1,891	26.0	1,736	21.6	1,406	27.4	1,539	23.5
Total	$4,030	100.0%	$3,151	100.0%	$2,894	100.0%	$2,316	100.0%	$2,565	100.0%

V.                                    Deposits

As of December 31, 2006, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $57.6 million.  The following table presents the maturities of these time certificates of deposit at December 31, 2006:

(Dollars in thousands)

3 months or less	$23,864
Over 3 months through 6 months	14,798
Over 6 months through 12 months	13,371
Over 12 months	5,526
Total	$57,559

VI.                                Return on Equity and Assets

	At or for the years ended December 31,
	2006	2005	2004	2003	2002

Return on average assets	1.01%	0.87%	0.98%	1.46%	1.35%
Return on average equity	13.01	9.04	9.98	11.53	11.31
Equity to total assets	8.34	9.48	9.54	12.74	12.03
Dividend payout ratio	26.27	37.14	33.33	27.63	27.57

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

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates.  At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates.  As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity.  We measure interest rate risk under various rate scenarios and using specific criteria and assumptions.  A summary of this process, along with the results of our net interest income simulations is presented in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in our 2006 Annual Report to Stockholders.  Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department.  However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.  Most of our loans are commercial, real estate, or consumer loans, each of which is subject to distinct types of risk.  To reduce the lending risks we face, we generally take a security interest in borrowers’ property for all three types of loans.  In addition, we sell certain residential real estate loans to third parties.  Nevertheless, the risk of non-payment is inherent in all three types of loans and if we are unable to collect amounts owed, it may materially affect our operations and financial performance.

For a more complete discussion of our lending activities see Part 1 of Item 1 of this Annual Report on Form 10-K.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial, construction, and residential) is a large portion of our loan portfolio. These categories were $283.2 million, or approximately 73.9% of our total loan portfolio as of December 31, 2006.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

One-to-four family residential mortgage loans comprised $151.3 million, or 39.5%, of our loan portfolio at December 31, 2006, and are secured primarily by properties located in the state of Kansas.  Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio.  While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio.  This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates.  These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.  Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $90.8 million, or approximately 23.7% of our total loan portfolio as of December 31, 2006.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, or machinery.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our agricultural loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2006, agricultural real estate loans totaled $7.0 million, or 1.8%, of our total loan portfolio.  Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean.  Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2006, these loans totaled $26.2 million, or 6.8%, of our total loan portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.

Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops.  We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops.  Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio.  Additionally, our Board of Directors regularly monitors the adequacy of our allowance for loan loses.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2006, our allowance for loan losses as a percentage of total loans was 1.1% and as a percentage of total non-performing loans was approximately 113.0%.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the FDIC and the  OCC.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.  For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

Although our common shares are listed for trading on the Nasdaq Global Market under the symbol “LARK”, the trading in our common shares has substantially less liquidity than many other publicly traded companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  We cannot assure you that volume of trading in our common shares will increase in the future.

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

$16.5 million of subordinated debentures are held by two business trusts that we control.  Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.  Deferral of interest payments could also cause a decline in the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company, including the acquisition of FMB on January 1, 2006, owns its main office in Manhattan and fifteen branch offices and leases 4 branch offices.  The Company also leases a parking lot for one of the branch offices owned.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2006

PART II.

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company incorporates by reference the information called for by Item 5 of this Form 10-K from the section captioned “Stock Price Information” of the Company’s 2006 Annual Report to Stockholders for the year ended December 31, 2006 (attached as Exhibit 13.1).

The following table provides information about purchases by the Company and its affiliated purchasers during the quarter ended December 31, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans (1)

October 1-31, 2006	—	—	—	77,036
November 1-30, 2006	—	—	—	77,036
December 1-31, 2006	5,000	27.70	5,000	72,036
Total	5,000	27.70	5,000	72,036

(1)                                  In November 2004, our Board of Directors approved the repurchase by us of up to 5%, or 101,700 shares, of our common stock.  Unless terminated earlier by resolution of the Board of Directors, the current repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The Company incorporates by reference the information called for by Item 6 of this Form 10-K from the sections entitled “Selected Financial and Other Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2006 Annual Report to Stockholders for the year ended December 31, 2006 (attached as Exhibit 13.1).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company incorporates by reference the information called for by Item 7 of this Form 10-K from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2006 Annual Report to Stockholders for the year ended December 31, 2006 (attached as Exhibit 13.1).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company incorporates by reference the information called for by Item 7A of this Form 10-K from the section entitled “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s 2006 Annual Report to stockholders for the year ended December 31, 2006 (attached as Exhibit 13.1).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Company incorporates by reference the information called for by Item 8 of this Form 10-K from the Financial Statements set forth in the Company’s 2006 Annual Report to Stockholders for the year ended December 31, 2006 (attached as Exhibit 13.1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2006. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Election of Directors” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 23, 2007 (the “2007 Proxy Statement”).

Section 16(a) of the Exchange Act requires that the Company’s executive officers, directors and persons who own more than 10% of their Company’s common stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company’s shares of common stock are traded.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on the Company’s review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during 2006.

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	54	President and Chief Executive Officer

Mark A. Herpich	39	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank

Patrick L. Alexander	54	President and Chief Executive Officer

Mark A. Herpich	39	Executive Vice President and Chief Financial Officer

Michael E. Scheopner	45	Executive Vice President, Credit Risk Manager

Dean R. Thibault	55	Executive Vice President, Commercial Banking

Larry R. Heyka	60	Market President, Manhattan

Mark J. Oliphant	54	Market President, Dodge City

ITEM 11.                                              EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation” of the 2007 Proxy Statement.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2007 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2006 for (i) all compensation plans previously approved by the Company’s shareholders and (ii) all compensation plans not previously approved by the Company’s shareholders:

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	220,745	$25.46	171,593
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	220,745	$25.46	171,593

(1) Does not include options assumed by the Company in 2001 in connection with the merger of Landmark Bancshares, Inc. and MNB Bancshares, Inc. with and into the Company.  At the time of the merger, there were options issued under the previous companies’ plans, each of which was approved by stockholders of the respective company at the time of their adoption.  All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger.  As of December 31, 2006, there were options outstanding for an aggregate of 25,481 shares of the Company’s common stock under the prior plans with a weighted average exercise price of $13.12.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Transactions with Directors, Officers and Associates” and “Corporate Governance and Board of Directors” of the 2007 Proxy Statement.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Independent Public Accountants” of the 2007 Proxy Statement.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(a)1 and 2.  Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are incorporated by reference from the Company’s 2006 Annual Report to Stockholders (attached as Exhibit 13.1).

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2006 and 2005

Consolidated Statements of Earnings – Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows – Years ended December 31, 2006, 2005 and 2004

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

SIGNATURE		TITLE

/s/ Patrick L. Alexander	March 29, 2007	President, Chief Executive Officer and Director
Patrick L. Alexander	Date

/s/ Larry L. Schugart	March 29, 2007	Chairman of the Board, Director
Larry L. Schugart	Date

/s/ Richard A. Ball	March 29, 2007	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 29, 2007	Director
Brent A. Bowman	Date

/s/ Joseph L. Downey	March 29, 2007	Director
Joseph L. Downey	Date

/s/ Jim W. Lewis	March 29, 2007	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 29, 2007	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 29, 2007	Director
Susan E. Roepke	Date

/s/ C. Duane Ross	March 29, 2007	Director
C. Duane Ross	Date

/s/ David H. Snapp	March 29, 2007	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file no. 000-33203)
3.2	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
4.1	Form of stock certificate	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.6	Rights Agreement between the Company and Landmark National Bank	the registrant’s Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000-33203)
10.7	Indenture dated as of December 19, 2003 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2003, filed with the Commission on March 30, 2004 (SEC file no. 000-33203)
10.8	Form of employment agreement between Mark J. Oliphant and the Company	the registrant’s Form 8-K filed with the Commission on March 9, 2005 (SEC file no. 000-33203)
10.9	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.10	Landmark Bancorp, Inc. Bonus/Profit Sharing Plan		X
10.11	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)
10.12	Summary of director’s fees		X
10.13	Indenture dated as of December 30, 2005 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2005, filed with the Commission on March 29, 2006 (SEC file no. 000-33203)
13.1	2006 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of KPMG LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X