Form 10-Q
period 2007-03-31
LANDMARK BANCORP INC
filed 2007-05-11
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  As of May 4, 2007, the Registrant had outstanding 2,333,405 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

PART I

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,487,933	$14,751,914
Investment securities available for sale, at fair value	156,318,239	145,884,168
Loans, net	383,030,448	379,323,581
Loans held for sale	1,967,471	1,364,474
Premises and equipment, net	13,632,345	13,767,075
Goodwill	13,009,167	13,009,167
Other intangible assets, net	3,805,612	4,030,709
Bank owned life insurance	11,262,001	11,144,796
Accrued interest and other assets	7,799,876	7,292,352

Total assets	$605,313,092	$590,568,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$457,507,193	$444,485,370
Federal Home Loan Bank borrowings	61,671,947	61,920,421
Other borrowings	28,512,005	28,495,643
Accrued expenses, taxes and other liabilities	7,481,710	6,430,787
Total liabilities	555,172,855	541,332,221

Stockholders’ equity:
Common stock, $0.01 par, 5,000,000 shares authorized, 2,342,925 and 2,341,744 shares issued, respectively	23,429	23,417
Additional paid-in capital	22,665,794	22,607,510
Retained earnings	27,558,471	26,758,056
Treasury stock, at cost; 9,520 and 5,000 shares, respectively	(265,066)	(138,506)
Accumulated other comprehensive income (loss)	157,609	(14,462)
Total stockholders’ equity	50,140,237	49,236,015

Total liabilities and stockholders’ equity	$605,313,092	$590,568,236

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended March 31,
	2007	2006
Interest income:
Loans	$7,136,282	$6,650,708
Investment securities	1,679,279	1,415,337
Other	15,171	71,286
Total interest income	8,830,732	8,137,331

Interest expense:
Deposits	3,250,165	2,427,335
Borrowed funds	1,081,367	1,064,609
Total interest expense	4,331,532	3,491,944

Net interest income	4,499,200	4,645,387

Provision for loan losses	65,000	60,000

Net interest income after provision for loan losses	4,434,200	4,585,387

Non-interest income:
Fees and service charges	901,131	1,006,593
Gains on sale of loans	183,292	263,381
Gains on sale of investments	—	143,541
Gains on sale of other assets	—	46,823
Bank owned life insurance	115,824	45,633
Other	128,622	185,570
Total non-interest income	1,328,869	1,691,541

Non-interest expense:
Compensation and benefits	2,043,235	2,135,964
Occupancy and equipment	698,969	708,920
Amortization of intangibles	233,909	264,493
Data processing	203,320	161,447
Professional fees	117,907	84,377
Advertising	108,888	107,518
Other	751,165	774,135
Total non-interest expense	4,157,393	4,236,854

Earnings before income taxes	1,605,676	2,040,074

Income tax expense	361,056	619,160

Net earnings	$1,244,620	$1,420,914

Earnings per share:
Basic	$0.53	$0.61
Diluted	$0.53	$0.60

Dividends per share	$0.1900	$0.1619

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2007	2006

Net cash provided by (used in) operating activities	$1,582,229	$(6,701,244)

Cash flows from investing activities:
Net increase in loans	(3,979,501)	(5,788,119)
Maturities and prepayments of investments	3,154,898	10,554,569
Purchase of investment securities	(13,362,833)	(6,360,310)
Proceeds from sale of investment securities	5,000	499,753
Net cash paid in FMB acquisition	—	(9,147,605)
Proceeds from sales of premises and equipment and foreclosed assets	40,216	396,813
Purchases of premises and equipment, net	(237,316)	(777,532)
Net cash used in investing activities	(14,379,536)	(10,622,431)

Cash flows from financing activities:
Net increase in deposits	13,072,656	16,118,480
Federal Home Loan Bank advance repayments	(9,192)	(509,192)
Federal Home Loan Bank line of credit, net	—	(3,400,000)
Proceeds from other borrowings	1,195,000	5,100,000
Repayments on other borrowings	(1,178,638)	(4,280,932)
Purchase of treasury stock	(126,560)	—
Proceeds from issuance of common stock under stock option plans	20,491	—
Tax benefit related to stock option plans	3,774	—
Payment of dividends	(444,205)	(378,861)
Net cash provided by financing activities	12,533,326	12,649,495
Net decrease in cash and cash equivalents	(263,981)	(4,674,180)
Cash and cash equivalents at beginning of period	14,751,914	21,490,512
Cash and cash equivalents at end of period	$14,487,933	$16,816,332

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,166,000	$2,757,000
Cash paid during period for taxes	$—	$—
Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$119,000	$24,000
FMB acquisition:
Fair value of liabilities assumed	$—	$123,965,000
Fair value of assets acquired, including goodwill	$—	$133,112,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance December 31, 2005	$22,443	19,868,567	25,322,019	(414,514)	(725,908)	44,072,607

Net earnings	—	—	1,420,914	—	—	1,420,914

Change in fair value of investment securities available-for-sale and interest rate swap, net of tax	—	—	—	—	(131,007)	(131,007)
Dividends paid ($0.1619 per share)	—	—	(378,860)	—	—	(378,860)
Stock-based compensation	—	19,154	—	—	—	19,154

Balance March 31, 2006	$22,443	19,887,721	26,364,073	(414,514)	(856,915)	45,002,808

Balance December 31, 2006	$23,417	22,607,510	26,758,056	(138,506)	(14,462)	49,236,015

Net earnings	—	—	1,244,620	—	—	1,244,620

Change in fair value of investment securities available-for-sale	—	—	—	—	172,071	172,071
Dividends paid ($0.1900 per share)	—	—	(444,205)	—	—	(444,205)
Stock-based compensation	—	34,031	—	—	—	34,031
Exercise of stock options, 1,181 shares, including tax benefit of $3,774	12	24,253	—	—	—	24,265
Purchase 4,520 treasury shares	—	—	—	(126,560)	—	(126,560)

Balance March 31, 2007	$23,429	22,665,794	27,558,471	(265,066)	157,609	50,140,237

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2006, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2006, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended March 31, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.

2.             Income Tax Expense

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007.  FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Unrecognized tax benefits represent tax positions for which reserves have been established.  The Company’s adoption of FIN 48 did not have any effect on its consolidated financial statements.  As of the date of adoption, our unrecognized tax benefits totaled approximately $942,000, which if recognized, would favorably affect our effective tax rate in future periods.  Included in this unrecognized tax benefit, are interest and penalties of $245,000.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings.

Tax years that remain open and subject to audit include the years 2003 through 2006 for both federal and state.  We believe that it is reasonably possible that a reduction in unrecognized tax benefits of up to $200,000 is possible during the next 12 months.

3.             Stock Based Compensation

A summary of option activity during the first three months of 2007 is presented below.

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2006	246,226	$24.18	7.77 years	$755,000
Granted	—	—	—	n/a
Cancelled	—	—	—	n/a
Exercised	1,181	17.35	—	$11,101
Outstanding at March 31, 2007	245,045	$24.22	7.55 years	$927,000
Exercisable at March 31, 2007	103,714	$22.13	6.01 years	$609,000
Vested and expected to vest at March 31, 2007	235,015	$24.16	7.52 years	$903,000

Additional information about stock options exercised is presented below.

	Three months
	ended March 31,
	2007	2006
Intrinsic value of options exercised	$11,101	$—
Cash received from options exercised	$20,490	$—
Tax benefit realized from options exercised	$3,774	$—

As of March 31, 2007, there was $315,000 of total unrecognized compensation cost related to outstanding options.  That cost is expected to be recognized over a weighted-average period of 4 years.  The total fair value (at vest date) of shares vested during the three month periods ended March 31, 2007 and 2006 was $142,000 and $99,000 respectively.

The number of shares available for future grants at March 31, 2007 was 171,593.

4.             Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the effect of all potential common shares outstanding during each period.  Earnings and dividends per share for all prior periods presented have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2006.

The shares used in the calculation of basic and diluted income per share are shown below:

	Three months ended March 31,
	2007	2006
Net earnings available to common stockholders	$1,244,620	$1,420,914
Weighted average common shares outstanding (basic)	2,335,741	2,340,021
Dilutive stock options	18,185	9,145
Weighted average common shares (diluted)	2,353,926	2,349,166
Net earnings per share
Basic	$0.53	$0.61
Diluted	$0.53	$0.60

5.             Comprehensive Income

The Company’s other comprehensive income consists of the unrealized holding gains and losses on available-for-sale securities and an unrealized gain on an interest rate swap, which was terminated in December 2006, as shown below.

	Three months ended March 31,
	2007	2006
Unrealized holding gains (losses) on securities and interest rate swap	$277,534	$(67,761)
Less reclassification adjustment for net gains included in income	—	143,541
Net unrealized gains (losses)	277,534	(211,302)
Income tax expense (benefit)	105,463	(80,295)
Other comprehensive income (loss)	$172,071	$(131,007)

Accumulated other comprehensive income related entirely to investment securities at March 31, 2007.  The components at March 31, 2006 were $102,000 in cash flow hedging activities and ($959,000) in investment securities.

6.             Other Intangible Assets

The following is an analysis of changes in the core deposit intangible assets:

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$3,728,587	$2,044,014
Additions	—	2,577,462
Amortization	(203,815)	(228,343)
Balance at end of period	$3,524,772	$4,393,133

The following is an analysis of changes in the mortgage servicing rights:

	Three months ended March 31,
	2007	2006
Balance at beginning of period	$302,122	$374,199
Additions	8,812	18,924
Amortization	(30,094)	(36,150)
Balance at end of period	$280,840	$356,973

The Company adopted the provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” on January 1, 2007 and elected to maintain the amortized cost method and carry the mortgage servicing rights at the lower of cost or market value.  The balance of the mortgage servicing rights can fluctuate based on the performance of the underlying loans serviced.  The mortgage servicing rights correspond to loans serviced by the Company for unrelated third parties with outstanding principal balances of $99.7 million and $101.8 million at March 31, 2007 and December 31, 2006, respectively.  Gross service fee income related to such loans was $64,000 and $68,000 for the three months ended

March 31, 2007 and March 31, 2006, respectively, which is included in fees and service charges in the condensed consolidated statements of earnings.

Accumulated amortization for core deposit intangible assets was $1.9 million and $1.7 million at March 31, 2007 and December 31, 2006, respectively.  Accumulated amortization for the mortgage servicing rights was $511,000 and $490,000 at March 31, 2007 and December 31, 2006, respectively.  Aggregate amortization expense for the three months ended March 31, 2007 and 2006, was $234,000 and $264,000, respectively.  The following depicts estimated amortization expense for the remainder of 2007 and in successive years ending December 31:

Year	Amount
2007	$696,000
2008	832,000
2009	631,000
2010	500,000
2011	402,000
Thereafter	736,000

7.             Impact of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”.  The Statement permits fair value remeasurement for certain hybrid financial instruments containing embedded derivatives, and clarifies the derivative accounting requirements for interest and principal-only strip securities and interests in securitized financial assets.  It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and eliminates a previous prohibition on qualifying special-purpose entities from holding certain derivative financial instruments.  SFAS No. 155 became effective for all financial instruments acquired or issued after January 1, 2007.  The adoption of SFAS No. 155 did not have any effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”.  The Statement specifies under what situations servicing assets and servicing liabilities must be recognized.  It requires these assets and liabilities to be initially measured at fair value and specifies acceptable measurement methods subsequent to their recognition.  Separate presentation in the financial statements and additional disclosures are also required.  The Company adopted SFAS No. 156 effective January 1, 2007.  The adoption of the Statement did not have any effect on our consolidated financial statements.

Also in March 2006, the FASB issued Staff Position 85-4-1, which provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts.  The investments must be accounted for by either (a) recognizing the initial investment at transaction price plus direct external costs and capitalizing continuing costs, with no gain recognized in earnings until the insured dies, or (b) recognizing the initial investment at transaction price and remeasuring the investment at fair value at each reporting period, with fair value changes recognized in earnings as they occur.  The Company began applying the guidance in this staff position beginning January 1, 2007.  The adoption of the Staff Position did not have any effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It does not require any new fair value measurements.  For calendar year companies, the SFAS No. 157 is effective beginning January 1, 2008.  We do not expect that adoption of SFAS No. 157 will have a material effect on our consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified.  EITF Issue 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee.  The EITF Issue 06-4 requires the employer to recognize a liability for future benefits payable to the employee under these agreements.  The effects of applying the EITF Issue 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the EITF Issue 06-4 is effective beginning January 1, 2008.  We do not expect that adoption of the EITF Issue 06-4 will have a material effect on our consolidated financial statements.

In September 2006, the EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, was ratified.  The EITF Issue 06-5 addresses accounting for what could be realized as an asset and provides clarification regarding additional amounts included in the contractual terms of an individual policy in determining the amount that could be realized under the insurance contract.  The effects of applying this issue must be recognized through an adjustment to equity or through the retrospective application to all prior periods.  The Company adopted the EITF issue 06-5 effective beginning January 1, 2007.  The adoption of the EITF Issue 06-5 did not have any effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows companies to elect fair-value measurement of specified financial instruments and warranty and insurance contracts when an eligible asset or liability is initially recognized or when an event, such as a business combination triggers new basis of accounting for that asset or liability.  The election, called the “fair-value option,” will enable companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently.  The election is available for eligible assets or liabilities on a contract-by-contract basis without electing it for identical assets or liabilities under certain restrictions.  The effective date of SFAS No. 159 will be reporting periods beginning after November 15, 2007.  We do not expect that adoption of SFAS No. 159 will have a material effect on our consolidated financial statements.

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

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits.  Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

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

Summary of Results.  Net earnings for the three months ended March 31, 2007, decreased $176,000, or 12.4%, to $1.2 million as compared to the three months ended March 31, 2006.  The three months ended March 31, 2007 resulted in diluted earnings per share of $0.53 compared to $0.60 for the same period in 2006.  Return on average assets, on an annualized basis, was 0.85% for the period compared to 0.96% for the same period in 2006.  Return on average stockholders’ equity, on an annualized basis, was 10.33% for the period compared to 13.01% for the same period in 2006.

The following table summarizes net earnings per share and key performance measures for the periods presented.

	Three months ended March 31,
	2007	2006
Net earnings:
Basic earnings per share	$0.53	$0.61
Diluted earnings per share	$0.53	$0.60
Earnings ratios:
Return on average assets (1)	0.85%	0.96%
Return on average equity (1)	10.33%	13.01%
Dividend payout ratio	35.85%	26.56%
Net interest margin (1) (2)	3.60%	3.57%

(1)          The ratio has been annualized and is not necessarily indicative of the results for the entire year.

(2)          Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the three months ended March 31, 2007, increased $693,000, or 8.5%, to $8.8 million from $8.1 million in the same period of 2006, resulting from increased interest income on both investment securities and loans.  Average loans for the quarter ended March 31, 2007 decreased to $383.5 million from $390.6 million for the quarter ended March 31, 2006.  Offsetting the decline in average loans was the rise in interest rates experienced during the past year, which contributed to the increased interest income.  As a result, interest income on loans increased $486,000, or 7.3%, to $7.1 million for the quarter ended March 31, 2007.  Average investment securities decreased from $153.6 million for the quarter ended March 31, 2006, to $153.0 million for the quarter ended March 31, 2007.  Even with the decrease in average investments for the comparable periods, and the increased holdings of tax exempt investments, interest income on investment securities increased $208,000, or 14.0%, to $1.7 million for the first quarter of 2007, as compared to the same period of 2006.  The increase in interest rates, which resulted in yields on our investments purchased being higher than the yields on the investments which either matured or were sold during the past year, was responsible for the increase in investment income.

Interest Expense.  Interest expense during the three months ended March 31, 2007, increased $840,000, or 24.0%, as compared to the same period of 2006.  For the three months ended March 31, 2007, interest expense on deposits increased $823,000, or 33.9%.  The increase in interest expense on deposits resulted from the repricing of deposits due to the rise in interest rates.  Average borrowings for the quarter ended March 31, 2007 decreased to $93.7 million from $99.9 million for the quarter ended March 31, 2006.  Despite the lower average balances, interest expense on borrowings increased $17,000, or 1.6%, to $1.1 million.  The increase in interest rates, which increased the cost of our borrowings, more than offset the lower amount of borrowings.

Net Interest Income.  Net interest income for the three months ended March 31, 2007, totaled $4.5 million, decreasing $146,000, or 3.1%, as compared to the three months ended March 31, 2006.  This decline in net interest income was due primarily to the increases in our cost of funding outpacing the increases in our yields on interest earning assets.  Average earning assets decreased during the first quarter of 2007, decreasing to $536.5 million from $544.2 million for the first quarter of 2006.  However, due to increased investments in tax exempt municipal securities, our net interest margin on a tax equivalent basis increased to 3.60% in the first quarter of 2007 from 3.57% in the first quarter of 2006.

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

The provision for loan losses for the three months ended March 31, 2007, was $65,000, compared to a provision of $60,000 during the three months ended March 31, 2006.  One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At March 31, 2007, and December 31, 2006, the allowance for loan losses was $4.1 million and $4.0 million, or 1.1%, of gross loans outstanding.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income decreased $363,000, or 21.4%, for the three months ended March 31, 2007, to $1.3 million compared to the three months ended March 31, 2006.  This was primarily the result of a $80,000, or 30.4%, decrease of gains on sale of loans, a decrease in fees and service charges of $105,000, or 10.5%, and the absence of $190,000 of gains on the sale of investments and other assets as compared to the first quarter of 2006.  Also contributing to the decline in non-interest income was a $35,000 decrease in gains on sale of foreclosed assets, which is included in other non-interest income.  Offsetting these declines was a $70,000 increase in the cash surrender value of bank owned life insurance, which resulted from the purchase of additional policies totaling $7.5 million in March 2006.

	Three months ended March 31,
	2007	2006
Non-interest income:
Fees and service charges	$901,131	$1,006,593
Gains on sale of loans	183,292	263,381
Gains on sale of investments	—	143,541
Gains on sale of other assets	—	46,823
Bank owned life insurance	115,824	45,633
Other	128,622	185,570
Total non-interest income	$1,328,869	$1,691,541

Non-interest Expense.  Non-interest expense decreased $79,000, or 1.9%, to $4.2 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.  Contributing to the reduction in non-interest expense was a $93,000 decrease in compensation and benefits and a $31,000 decrease in amortization expense.  Offsetting those reductions were increases of $42,000 and $34,000 in data processing and professional fees, respectively.

	Three months ended
	March 31,
	2007	2006
Non-interest expense:
Compensation and benefits	$2,043,235	$2,135,964
Occupancy and equipment	698,969	708,920
Amortization of intangibles	233,909	264,493
Data processing	203,320	161,447
Professional fees	117,907	84,377
Advertising	108,888	107,518
Other	751,165	774,135
Total non-interest expense	$4,157,393	$4,236,854

Income Tax Expense.  Income tax expense decreased $258,000, or 41.7%, from $619,000 for the three months ended March 31, 2006, to $361,000 for the three months ended March 31, 2007.  The decrease in income tax expense was the result of a $434,000 decrease in earnings before income taxes for the first quarter of 2007 as compared to the first quarter of 2006 and by the reduction in the effective tax rate for the first quarter of 2007, which decreased to 22.5% from 30.3% in the first quarter of 2006.  The decrease in the effective tax rate was the result of an increase in the utilization of tax exempt municipal bonds and bank owned life insurance.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial, mortgage, consumer loans and the purchase of investment and mortgage-backed securities.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  We have concentrated on generating commercial loans over the past few years and are pleased that this segment of our loan portfolio has grown.  While the January 1, 2006 First Manhattan Bancorporation, Inc. (FMB) acquisition increased our one-to-four family residential loan totals, as the majority of the acquired loans were residential, we plan to continue our efforts to grow our commercial lending activities.  Total assets increased to $605.3 million at March 31, 2007, compared to $590.6 million at December 31, 2006.  Net loans, excluding loans held for sale, increased by $3.7 million to $383.0 million during the three months ended March 31, 2007.

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

A summary of the activity in the allowance for loan losses is as follows:

Balance at December 31, 2006	$4,029,710
Provision for loan losses	65,000
Charge-offs	(42,371)
Recoveries	22,764
Balance at March 31, 2007	$4,075,103

We believe that the quality of the loan portfolio continues to be strong.  Given the recent subprime mortgage lending concerns within the industry, it is worth noting that this pipeline growth has occurred while continuing our practice of not offering subprime loan products.  As of March 31, 2007, loans with a balance of $3.4 million were on non-accrual status, which was 0.9% of total loans, compared to loan balances totaling $3.6 million on non-accrual status, or 0.9% of total loans, as of December 31, 2006.  In addition, the ratio of non-performing assets as a percentage of total assets decreased from 0.7% as of December 31, 2006 to 0.6% as of March 31, 2007.  Residential home loans comprised 47.9% of the $3.4 million non-accrual balance at March 31, 2007.  These loans have been underwritten according to our residential lending policies and are well secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of outstanding principal.

Liability Distribution.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition, and the restructuring of the financial services industry.  Total deposits increased $13.0 million to $457.5 million at March 31, 2007, from $444.5 million at December 31, 2006.  Borrowings decreased $232,000 to $90.2 million at March 31, 2007, from $90.4 million at December 31, 2006.

Non-interest bearing demand accounts at March 31, 2007, were $53.5 million, or 11.7% of deposits, compared to $48.4 million, or 10.9% of deposits, at December 31, 2006.  Certificates of deposit increased to $237.2 million at March 31, 2007, from $231.1 million at December 31, 2006.  Money market and NOW demand accounts increased to $138.1 million at March 31, 2007, from $137.3 million at December 31, 2006, and were 30.2% of total deposits.  Savings accounts increased to $28.6 million at March 31, 2007, from $27.7 million at December 31, 2006.

Certificates of deposit at March 31, 2007, which were scheduled to mature in one year or less, totaled $196.2 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of March 31, 2007, for the periods indicated.  Unrealized tax benefits associated with the adoption of FIN 48 are not included in the following table as the timing and resolution of these unrealized benefits can not be reasonably estimated at this time.

Contractual cash obligations	Total	One year or less	One to three years	Four to five years	More than five years
Operating leases	$173,929	$64,884	$105,525	$3,520	$—
Service contracts	4,935,000	1,260,000	2,520,000	1,155,000	—
FHLB borrowings	61,671,947	—	41,075,625	16,158,714	4,437,608
Other borrowings	28,512,005	6,091,005	5,925,000	—	16,496,000
Total contractual obligations	$95,292,881	$7,415,889	$49,626,150	$17,317,234	$20,933,608

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $170.8 million at March 31, 2007, and $160.6 million at December 31, 2006.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At March 31, 2007, we had outstanding Federal Home Loan Bank advances of $61.7 million and no borrowings against our line of credit with the Federal Home Loan Bank.  At March 31, 2007, our total borrowing capacity with the Federal Home Loan Bank was $116.2 million.  We also had other borrowings of $28.5 million at March 31, 2007, which included $16.5 million of subordinated debentures, $5.9 million of long-term debt and $6.1 million in repurchase agreements.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.7 million at March 31, 2007.

At March 31, 2007, we had outstanding loan commitments, excluding standby letters of credit, of $74.1 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At March 31, 2007, we continued to maintain a sound leverage ratio of 8.52% and a total risk based capital ratio of 13.40%.  As shown by the following table, our capital exceeded the minimum capital requirements at March 31, 2007 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$49,421	8.52%	$23,216	4.0%	$29,020	5.0%
Tier 1 Capital	$49,421	12.27%	$16,117	4.0%	$24,176	6.0%
Total Risk Based Capital	$53,992	13.40%	$32,235	8.0%	$40,294	10.0%

At March 31, 2007, Landmark National Bank continued to maintain a sound leverage ratio of 9.24% and a total risk based capital ratio of 14.33%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at March 31, 2007 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Landmark National Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$53,476	9.24%	$23,138	4.0%	$28,923	5.0%
Tier 1 Capital	$53,476	13.31%	$16,069	4.0%	$24,103	6.0%
Total Risk Based Capital	$57,551	14.33%	$32,137	8.0%	$40,172	10.0%

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of March 31, 2007, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.

Average Assets/Liabilities.  The following table sets forth information relating to average balances of interest-earning assets and liabilities for the three months ended March 31, 2007 and the same period for 2006.  The following table reflects the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	March 31, 2007			March 31, 2006
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$152,987	$1,942	5.15%	$153,576	$1,623	4.28%
Loans (2)	383,540	7,149	7.56%	390,631	6,665	6.92%

Total interest-earning assets	536,527	9,091	6.87%	544,207	8,287	6.18%
Non-interest-earning assets	60,425			53,131

Total	$596,952			$597,338

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$232,397	$2,497	4.36%	$225,556	$1,849	3.32%
Money market and NOW accounts	136,812	733	2.17%	139,107	555	1.62%
Savings accounts	27,783	21	0.31%	30,815	23	0.30%
FHLB advances and other borrowings	93,726	1,081	4.68%	99,905	1,065	4.32%

Total interest-bearing liabilities	490,718	4,332	3.58%	495,383	3,492	2.86%
Non-interest-bearing liabilities	56,715			57,654
Stockholders’ equity	49,519			44,301
Total	$596,952			$597,338

Interest rate spread (3)			3.29%			3.32%
Net interest margin (4)		4,759	3.60%		4,795	3.57%
Tax equivalent interest - imputed		260			150
Net interest income		$4,499			$4,645

Ratio of average interest-earning assets to average interest-bearing liabilities		109.3%			109.9%

(1)          Income on investment securities includes all securities and interest bearing deposits in other financial institutions.  Income on tax exempt securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

(2)          Includes loans classified as non-accrual.  Income on tax exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2007, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	$214,000	1.1%
200 basis point rising	$116,000	0.6%
100 basis point falling	$(466,000)	(2.5)%
200 basis point falling	$(1,365,000)	(7.2)%

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended ) as of March 31, 2007.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company’s 2006 Annual Report on Form 10-K.  Please refer to that section of the Company’s Form 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company and its affiliated purchases during the quarter ended March 31, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans (1)
January 1-31, 2007	—	—	—	72,036
February 1-28, 2007	4,520	$28.00	4,520	67,516
March 1-31, 2007	—	—	—	67,516
Total	4,520	$28.00	4,520	67,516

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

LANDMARK BANCORP, INC.

Date: May 11, 2007	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 11, 2007	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer