Form 10-Q
period 2007-06-30
LANDMARK BANCORP INC
filed 2007-08-10
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: as of August 3, 2007, the Registrant had outstanding 2,313,154 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

ITEM 1.  FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,265,581	$14,751,914
Investment securities available for sale, at fair value	157,981,549	145,884,168
Loans, net	380,179,102	379,323,581
Loans held for sale	3,372,926	1,364,474
Premises and equipment, net	14,440,831	13,767,075
Goodwill	13,009,167	13,009,167
Other intangible assets, net	3,571,044	4,030,709
Bank owned life insurance	11,377,362	11,144,796
Accrued interest and other assets	7,156,726	7,292,352

Total assets	$603,354,288	$590,568,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$446,061,446	$444,485,370
Federal Home Loan Bank borrowings	70,223,473	61,920,421
Other borrowings	29,789,545	28,495,643
Accrued expenses, taxes and other liabilities	8,058,070	6,430,787
Total liabilities	554,132,534	541,332,221

Stockholders’ equity:
Common stock, $0.01 par, 5,000,000 shares authorized, 2,342,925 and 2,341,744 shares issued, respectively	23,429	23,417
Additional paid-in capital	22,693,887	22,607,510
Retained earnings	28,469,937	26,758,056
Treasury stock, at cost; 29,771 and 5,000 shares, respectively	(839,195)	(138,506)
Accumulated other comprehensive loss	(1,126,304)	(14,462)
Total stockholders’ equity	49,221,754	49,236,015

Total liabilities and stockholders’ equity	$603,354,288	$590,568,236

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$7,212,091	$6,860,807	$14,348,373	$13,511,515
Investment securities	1,780,664	1,455,327	3,459,943	2,870,664
Other	9,124	30,108	24,295	101,394
Total interest income	9,001,879	8,346,242	17,832,611	16,483,573

Interest expense:
Deposits	3,362,111	2,616,379	6,612,276	5,043,714
Borrowed funds	1,173,313	1,182,976	2,254,680	2,247,585
Total interest expense	4,535,424	3,799,355	8,866,956	9,192,274

Net interest income	4,466,455	4,546,887	8,965,655	9,192,274

Provision for loan losses	60,000	15,000	125,000	75,000

Net interest income after provision for loan losses	4,406,455	4,531,887	8,840,655	9,117,274

Non-interest income:
Fees and service charges	1,010,384	1,128,463	1,911,515	2,135,335
Gains on sale of loans	256,116	322,983	439,408	586,364
Losses on sale of investments	—	(443,797)	—	(300,356)
Gains on sale of other assets	—	681,630	—	728,453
Bank owned life insurance	114,143	112,300	229,967	157,654
Other	133,715	139,746	262,337	325,316
Total non-interest income	1,514,358	1,941,325	2,843,227	3,632,866

Non-interest expense:
Compensation and benefits	2,033,323	2,112,612	4,076,558	4,248,576
Occupancy and equipment	676,389	687,102	1,375,358	1,396,022
Amortization of intangibles	236,188	259,679	470,097	524,172
Data processing	202,290	187,543	405,610	348,990
Professional fees	134,412	126,349	252,319	210,726
Advertising	106,475	111,219	215,363	218,737
Other	768,702	732,650	1,519,867	1,506,785
Total non-interest expense	4,157,779	4,217,154	8,315,172	8,454,008

Earnings before income taxes	1,763,034	2,256,058	3,368,710	4,296,132

Income tax expense	409,431	659,968	770,487	1,279,128

Net earnings	$1,353,603	$1,596,090	$2,598,223	$3,017,004

Earnings per share:
Basic	$0.58	$0.68	$1.11	$1.29
Diluted	$0.58	$0.68	$1.11	$1.28

Dividends per share	$0.1900	$0.1619	$0.3800	$0.3238

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006

Net cash provided by (used in) operating activities	$3,533,569	$(3,961,226)

Cash flows from investing activities:
Net increase in loans	(1,306,378)	(9,682,317)
Maturities and prepayments of investments	7,680,469	22,388,576
Purchase of investment securities	(21,648,983)	(25,420,476)
Proceeds from sale of investment securities	—	17,943,322
Net cash paid in FMB acquisition	—	(9,147,605)
Proceeds from sales of premises and equipment and foreclosed assets	339,357	564,923
Purchases of premises and equipment, net	(1,274,862)	(1,979,916)
Net cash used in investing activities	(16,210,397)	(5,333,493)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,677,743	(8,401,243)
Federal Home Loan Bank advance repayments	(18,384)	(1,018,384)
Federal Home Loan Bank line of credit, net	8,800,000	10,000,000
Other borrowings, net	1,293,902	1,802,446
Purchase of treasury stock	(700,689)	—
Proceeds from issuance of common stock under stock option plans	20,491	9,491
Tax benefit related to stock option plans	3,774	2,503
Payment of dividends	(886,342)	(757,721)
Net cash provided by financing activities	10,190,495	1,637,092
Net decrease in cash and cash equivalents	(2,486,333)	(7,657,627)
Cash and cash equivalents at beginning of period	14,751,914	21,490,512
Cash and cash equivalents at end of period	$12,265,581	$13,832,885

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$8,640,000	$6,329,000
Cash paid during period for taxes	$—	$560,000
Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$189,000	$25,000
FMB acquisition:
Fair value of liabilities assumed	$—	$123,965,000
Fair value of assets acquired, including goodwill	$—	$133,112,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total

Balance December 31, 2005	$22,443	19,868,567	25,322,019	(414,514)	(725,908)	44,072,607

Net earnings	—	—	3,017,004	—	—	3,017,004

Change in fair value of investment securities available-for-sale and interest rate swap, net of tax	—	—	—	—	(719,360)	(719,360)
Dividends paid ($0.3238 per share)	—	—	(757,722)	—	—	(757,722)
Stock-based compensation	—	62,543	—	—	—	62,543
Exercise of stock options, 667 shares, including tax benefit of $2,503	7	11,987				11,994

Balance June 30, 2006	$22,450	19,943,097	27,581,301	(414,514)	(1,445,268)	45,687,066

Balance December 31, 2006	$23,417	22,607,510	26,758,056	(138,506)	(14,462)	49,236,015

Net earnings	—	—	2,598,223	—	—	2,598,223

Change in fair value of investment securities available-for-sale, net of tax	—	—	—	—	(1,111,842)	(1,111,842)
Dividends paid ($0.38 per share)	—	—	(886,342)	—	—	(886,342)
Stock-based compensation	—	62,124	—	—	—	62,124
Exercise of stock options, 1,181 shares, including tax benefit of $3,774	12	24,253	—	—	—	24,265
Purchase of 24,771 treasury shares	—	—	—	(700,689)	—	(700,689)

Balance June 30, 2007	$23,429	22,693,887	28,469,937	(839,195)	(1,126,304)	49,221,754

 See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2006, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2006, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended June 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.

2.                                      Income Tax

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Unrecognized tax benefits represent tax positions for which reserves have been established.  The Company’s adoption of FIN 48 did not have any effect on its consolidated financial statements.  As of the date of adoption, our gross unrecognized tax benefits totaled approximately $1.2 million.  The anticipated amount of unrecognized tax benefits that, if recognized, would favorably impact our effective tax rate was $777,000.  Included in this unrecognized tax benefit, are interest and penalties of $245,000.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings.

Tax years that remain open and subject to audit include the years 2003 through 2006 for both federal and state.  We believe that it is reasonably possible that a reduction in unrecognized tax benefits of approximately $200,000 is possible during the next 12 months.

3.                                      Stock Based Compensation

A summary of option activity during the first six months of 2007 is presented below.

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2006	246,226	$24.18	7.77 years	$755,000
Granted	—	—	—	n/a
Cancelled	—	—	—	n/a
Exercised	1,181	17.35	—	$11,101
Outstanding at June 30, 2007	245,045	$24.22	7.30 years	$1,005,000
Exercisable at June 30, 2007	130,695	$22.90	6.39 years	$709,000
Vested and expected to vest at June 30, 2007	235,015	$24.16	7.27 years	$978,000

Additional information about stock options exercised is presented below.

	Six months ended June 30,
	2007	2006
Intrinsic value of options exercised	$11,101	$7,360
Cash received from options exercised	$20,491	$9,491
Tax benefit realized from options exercised	$3,774	$2,503

As of June 30, 2007, there was $287,000 of total unrecognized compensation cost related to outstanding options.  That cost is expected to be recognized over a weighted-average period of 4 years.  The total fair value (at vest date) of shares vested during the six month periods ended June 30, 2007 and 2006 was $348,000 and $103,000 respectively.

4.            Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the effect of all potential common shares outstanding during each period.  Earnings and dividends per share for prior periods have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2006.

The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net earnings available to common stockholders	$1,353,603	$1,596,090	$2,598,223	$3,017,004

Weighted average common shares outstanding (basic)	2,325,858	2,340,374	2,330,765	2,340,199
Dilutive stock options	19,726	12,981	19,050	10,265
Weighted average common shares (diluted)	2,345,584	2,353,355	2,349,815	2,350,464

Net earnings per share:
Basic	$0.58	$0.68	$1.11	$1.29
Diluted	$0.58	$0.68	$1.11	$1.28

5.           Other Comprehensive Income

The Company’s other comprehensive loss consists of the unrealized holding gains and losses on available-for-sale securities and an unrealized gain on an interest rate swap, which was terminated in December 2006, as shown below.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Unrealized holding losses on securities and interest rate swap	$(2,070,828)	$(1,392,755)	$(1,793,293)	$(1,460,516)
Less reclassification adjustment for net losses included in income	—	(443,797)	—	(300,256)
Net unrealized losses	(2,070,828)	(948,958)	(1,793,293)	(1,160,260)
Income tax benefit	(786,914)	(360,605)	(681,451)	(440,900)
Other comprehensive loss	$(1,283,914)	$(588,353)	$(1,111,842)	$(719,360)

Accumulated other comprehensive loss related entirely to investment securities at June 30, 2007.  The components at June 30, 2006 were $113,000 in cash flow hedging activities and ($1,558,000) in available for sale investment securities.

6.           Other Intangible Assets

The following is an analysis of changes in the core deposit intangible assets:

	Six months ended June, 30,
	2007		2006
	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,396,065	$(1,667,478)	$2,818,602	$(774,588)
Additions	—	—	2,577,463	—
Amortization	—	(404,880)	—	(453,937)
Balance at end of period	$5,396,065	$(2,072,358)	$5,396,065	$(1,228,525)

The following is an analysis of changes in the mortgage servicing rights:

	Six months ended June, 30,
	2007		2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$791,840	$(489,718)	$775,666	$(401,467)
Additions	10,432	—	40,616	—
Prepayments/maturities	(27,691)	27,691	(24,591)	24,591
Amortization	—	(65,217)	—	(70,235)
Balance at end of period	$774,581	$(527,244)	$791,691	$(447,111)

The Company adopted the provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” on January 1, 2007 and elected to maintain the amortized cost method and carry the mortgage servicing rights at the lower of cost or market value.  The balance of the mortgage servicing rights can fluctuate based on the performance of the underlying loans serviced.  The mortgage servicing rights correspond to loans serviced by the Company for unrelated third parties with outstanding principal balances of $95.6 million and $101.8 million at June 30, 2007 and December 31, 2006, respectively.  Gross service fee income related to such loans was $62,000 and $67,000 for the quarters ended June 30, 2007 and June 30, 2006, respectively, which is included in fees and service charges in the condensed consolidated statements of earnings.  Gross service fee income related to such loans was $126,000 and $135,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.

Aggregate amortization expense for the quarters ended June 30, 2007 and 2006, was $236,000 and $260,000, respectively and $470,000 and $524,000 for the six months ended June 30, 2007 and 2006, respectively.  The following depicts estimated amortization expense for the Company’s core deposit intangible assets and mortgage servicing rights for the remainder of 2007 and in successive years ending December 31:

Year	Amount
2007	$460,000
2008	832,000
2009	631,000
2010	500,000
2011	402,000
Thereafter	736,000

7.           Impact of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”.  SFAS No. 155 permits fair value remeasurement for certain hybrid financial instruments containing embedded derivatives, and clarifies the derivative accounting requirements for interest and principal-only strip securities and interests in securitized financial assets.  It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and eliminates a previous prohibition on qualifying special-purpose entities from holding certain derivative financial instruments.  SFAS No. 155 became effective for all financial instruments acquired or issued after January 1, 2007.  The adoption of SFAS No. 155 did not have any effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 156 specifies situations in which servicing assets and servicing liabilities must be recognized.  It requires these assets and liabilities to be initially measured at fair value and specifies acceptable measurement methods subsequent to their recognition.  Separate presentation in the financial statements and additional disclosures are also required.  The Company adopted SFAS No. 156 effective January 1, 2007.  The adoption of the SFAS No. 156 did not have any effect on our consolidated financial statements.

Also in March 2006, the FASB issued Staff Position 85-4-1 (Position), “Accounting for Life Settlement Contracts by Third Party Investors”.  The Position provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts.  The investments must be accounted for by either (a) recognizing the initial investment at transaction price plus direct external costs and capitalizing continuing costs, with no gain recognized in earnings until the insured event occurs, or (b) recognizing the initial investment at transaction price and remeasuring the investment at fair value at each reporting period, with fair value changes recognized in earnings as they occur.  The Company began applying the guidance in the Position beginning January 1, 2007.  The adoption of the Position did not have any effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.   SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It does not require any new fair value measurements for existing financial instruments.  For calendar year companies, SFAS

No. 157 is effective beginning January 1, 2008.  We do not expect that adoption of SFAS No. 157 will have a material effect on our consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified.  EITF Issue 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee.  The EITF Issue 06-4 requires the employer to recognize a liability for future benefits payable to an employee under these agreements.  The effects of applying EITF Issue 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the EITF Issue 06-4 is effective beginning January 1, 2008.  We do not expect that adoption of the EITF Issue 06-4 will have a material effect on our consolidated financial statements.

In September 2006, the EITF Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, was ratified.  The EITF Issue 06-5 addresses accounting for what could be realized as an asset and provides clarification regarding additional amounts included in the contractual terms of an individual policy in determining the amount that could be realized under the insurance contract.  The effects of applying this issue must be recognized through an adjustment to equity or through the retrospective application to all prior periods.  The Company adopted EITF issue 06-5 effective beginning January 1, 2007.  The adoption of EITF Issue 06-5 did not have any effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows companies to elect fair-value measurement of specified financial instruments and warranty and insurance contracts when an eligible asset or liability is initially recognized or when an event, such as a business combination triggers a new basis of accounting for that asset or liability.  The election, called the “fair-value option,” will enable companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently.  The election is available for eligible assets or liabilities on a contract-by-contract basis without electing it for identical assets or liabilities under certain restrictions.  For calendar year companies, SFAS No. 159 is effective beginning January 1, 2008.  We do not expect that adoption of SFAS No. 159 will have a material effect on our consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  Landmark Bancorp, Inc. is a bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank.  Landmark Bancorp is listed on the NASDAQ Global Market under the symbol “LARK”.  Landmark National Bank is dedicated to providing quality financial and banking services to its local communities.  Landmark National Bank originates commercial, commercial real estate, one-to-four family residential mortgage loans, consumer loans, multi-family residential mortgage loans and home equity loans.

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

We have completed several business and asset acquisitions which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company.  Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations.  Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Performing such a discounted cash flow analysis involves the use of estimates and assumptions.  Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including the historical cash flows.  Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, we have identified purchase accounting as a critical accounting policy.  If the carrying value of the goodwill and other intangible assets exceeds the implied fair value of the goodwill, an impairment loss is recorded.

Summary of Results.  Net earnings for the three months ended June 30, 2007, decreased $242,000, or 15.2%, to $1.4 million as compared to the three months ended June 30, 2006.  The three months ended June 30, 2007 resulted in diluted earnings per share of $0.58 compared to $0.68 for the same period in 2006.  Return on average assets, on an annualized basis, was 0.90% for the period compared to 1.07% for the same period in 2006.  Return on average stockholders’ equity, on an annualized basis, was 10.83% for the period compared to 14.05% for the same period in 2006.

Net earnings for the six months ended June 30, 2007, decreased $419,000, or 13.9%, to $2.6 million as compared to the six months ended June 30, 2006.  The six months ended June 30, 2007 resulted in diluted earnings per share of $1.11 compared to $1.28 for the same period in 2006.  Return on average assets, on an annualized basis, was 0.87% for the period compared to 1.02% for the same period in 2006.  Return on average stockholders’ equity, on an annualized basis, was 10.51% for the period compared to 13.54% for the same period in 2006.

The following table summarizes net earnings per share and key performance measures for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net earnings:
Basic earnings per share	$0.58	$0.68	$1.11	$1.29
Diluted earnings per share	$0.58	$0.68	$1.11	$1.28
Earnings ratios:
Return on average assets (1)	0.90%	1.07%	0.87%	1.02%
Return on average equity (1)	10.83%	14.05%	10.51%	13.54%
Dividend payout ratio	32.76%	23.94%	34.23%	25.19%
Net interest margin (1) (2)	3.50%	3.50%	3.54%	3.54%

(1)          The ratio has been annualized and is not necessarily indicative of the results for the entire year.

(2)          Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the three months ended June 30, 2007, increased $656,000, or 7.9%, to $9.0 million from $8.3 million in the same period of 2006, resulting from increased interest income on both investment securities and loans.  Average loans for the quarter ended June 30, 2007 decreased to $383.9 million from $393.9 million for the quarter ended June 30, 2006.  Offsetting the decline in average loans was the rise in interest rates experienced throughout 2006, which contributed to the increased interest income.  As a result, interest income on loans increased $351,000, or 5.1%, to $7.2 million for the quarter ended June 30, 2007.  Average investment securities increased from $144.6 million for the quarter ended June 30, 2006, to $160.4 million for the quarter ended June 30, 2007.  Along with the increase in average investments for the comparable periods, and despite the increased holdings of tax exempt investments, interest income on investment securities increased $325,000, or 22.4%, to $1.8 million for the second quarter of 2007, as compared to the same period of 2006.  The increase in interest rates, which resulted in yields on our investments purchased being higher than the yields on the investments which either matured or were sold during the past year, was responsible for the increase in income from investment securities.

Interest income for the six months ended June 30, 2007, increased $1.3 million, or 8.2%, to $17.8 million from $16.5 million in the same period of 2006, resulting from increased interest income on both investment securities and loans.  Average loans for the six months ended June 30, 2007 decreased to $383.7 million from $392.3 million for the six months ended June 30, 2006.  Offsetting the decline in average loans was the rise in interest rates experienced throughout 2006, which contributed to the increased interest income.  As a result, interest income on loans increased $837,000, or 6.2%, to $14.3 million for the six months ended June 30, 2007.  Average investment securities increased from $149.1 million for the six months ended June 30, 2006, to $156.7 million for the six months ended June 30, 2007.  Along with the increase in average investments for the comparable periods, and despite the increased holdings of tax exempt investments, interest income on investment securities increased $589,000, or 20.5%, to $3.5 million for the first six months of 2007, as compared to the same period of 2006.  The increase in interest rates, which resulted in yields on our investments purchased being higher than the yields on the investments which either matured or were sold during the past year, was responsible for the increase in income from investment securities.

Interest Expense.  Interest expense during the three months ended June 30, 2007, increased $736,000, or 19.4%, as compared to the same period of 2006.  For the three months ended June 30, 2007, interest expense on deposits increased $746,000, or 28.5%.  Average deposits increased from $389.8 million during the quarter ended June 30, 2006 to $398.1 million for the quarter ended June 30,

2007.  The increase in interest expense on deposits resulted from higher deposit balances as well as the repricing of deposits due to the rise in interest rates.  Average borrowings for the quarter ended June 30, 2007 decreased to $99.2 million from $107.4 million for the quarter ended June 30, 2006.  Despite the lower average balances, interest expense on borrowings only decreased $10,000, or 0.8%, to $1.2 million.  The increase in interest rates, which increased the cost of our borrowings, offset the lower average borrowings.

Interest expense during the six months ended June 30, 2007, increased $1.6 million, or 21.6%, as compared to the same period of 2006.  For the six months ended June 30, 2007, interest expense on deposits increased $1.6 million, or 31.1%.  Average deposits increased from $392.6 million during the six months ended June 30, 2006 to $397.6 million for the six months ended June 30, 2007.  The increase in interest expense on deposits resulted from higher deposit balances as well as the repricing of deposits due to the rise in interest rates.  Average borrowings for the six months ended June 30, 2007 decreased to $96.5 million from $103.6 million for the six months ended June 30, 2006.  Despite the lower average balances, interest expense on borrowings increased $7,000, or 0.3%, to $2.3 million.  The increase in interest rates, which increased the cost of our borrowings, more than offset the lower average borrowings.

Net Interest Income.  Net interest income for the three months ended June 30, 2007, totaled $4.5 million, decreasing $80,000, or 1.8%, as compared to the three months ended June 30, 2006.  This decline in net interest income was due primarily to the increases in our cost of funding outpacing the increases in our yields on interest earning assets.  Average earning assets increased during the second quarter of 2007, increasing to $544.3 million from $538.6 million for the second quarter of 2006.  However, as a result of increased investments in tax exempt municipal securities, our net interest margin on a tax equivalent basis remained at 3.50%.

Net interest income for the six months ended June 30, 2007, totaled $9.0 million, decreasing $227,000, or 2.5%, as compared to the six months ended June 30, 2006.  This decline in net interest income was due primarily to the increases in our cost of funding outpacing the increases in our yields on interest earning assets.  Average earning assets decreased during the first six months 2007, decreasing to $540.4 million from $541.4 million for the first six months of 2006.  However, as a result of increased investments in tax exempt municipal securities, our net interest margin on a tax equivalent basis remained at 3.54%.

Provision for Loan Losses.  We maintain, and our Board of Directors monitors, an allowance for losses on loans. The allowance is established based upon management’s periodic evaluation of known and inherent risks in the loan portfolio, review of significant individual loans and collateral, review of delinquent loans, past loss experience, adverse situations that may affect the borrowers’ ability to repay, current market conditions, and other factors management deems important. Determining the appropriate level of reserves involves a high degree of management judgment and is based upon historical and projected losses in the loan portfolio and the collateral value of specifically identified problem loans. Allowance policies are subject to periodic review and revision in response to a number of factors, including current market conditions, actual loss experience and management’s expectations.

The provision for loan losses for the three months ended June 30, 2007, was $60,000, compared to a provision of $15,000 during the three months ended June 30, 2006.  The provision for loan losses for the six months ended June 30, 2007, was $125,000, compared to a provision of $75,000 during the six months ended June 30, 2006.  One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At June 30, 2007, and December 31, 2006, the allowance for loan losses was $4.1 million and $4.0 million, or 1.1% of gross loans outstanding.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income decreased $427,000, or 22.0%, for the three months ended June 30, 2007, to $1.5 million compared to the three months ended June 30, 2006.  In the second quarter of 2006, a $682,000 gain was recognized with the sale of certain assets, primarily the 800 Poyntz facility, which was partially offset by $444,000 in net losses on sale of investments.  These items comprised 55.7% of the decrease in non-interest income for the second quarter of 2007 as compared to 2006.  Additionally, this decline was the result of a $67,000, or 20.7%, decrease in gains on sale of loans, a decrease in fees and service charges, led by a decline in loan fees of $84,000 and a $34,000 decline in deposit related income.

Non-interest income decreased $790,000, or 21.7%, for the six months ended June 30, 2007, to $2.8 million compared to the six months ended June 30, 2006.  This decrease in 2007 primarily related to certain items recognized during the first six months of 2006, comprised of $728,000 in gains recognized in connection with the sale of certain assets, primarily the 800 Poyntz facility during the first six months of 2006, which was partially offset by $300,000 in net losses on sale of investments as we restructured our investment portfolio by selling lower yielding, shorter-term investments and purchasing higher yielding, longer-term investments during the second quarter of 2006.  Furthering this decline was a decrease in gains on sale of loans of $147,000, or 25.1%, as well as a decrease in fees and service charges led by a decline in loan fees of $142,000 and a decline of $82,000 in deposit related income.  Offsetting these declines was a $70,000 increase in the cash surrender value of bank owned life insurance, which resulted from the purchase of additional policies totaling $7.5 million in March 2006.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Non-interest income:
Fees and service charges	$1,010,384	$1,128,463	$1,911,515	$2,135,335
Gains on sale of loans	256,116	322,983	439,408	586,364
Losses on sale of investments	—	(443,797)	—	(300,256)
Gains on sale of other assets	—	681,630	—	728,453
Bank owned life insurance	114,143	112,300	229,967	157,654
Other	133,715	139,746	262,337	325,316
Total non-interest income	$1,514,358	$1,941,325	$2,843,227	$3,632,866

Non-interest Expense.  Non-interest expense decreased $59,000, or 1.4%, to $4.2 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.  Contributing to the reduction in non-interest expense was a $79,000 decrease in compensation and benefits and a $23,000 decrease in amortization expense.  Offsetting those reductions were increases of $15,000 and $35,000 in data processing and other non-interest expense, respectively.

Non-interest expense decreased $139,000, or 1.6%, to $8.3 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.  Contributing to the reduction in non-interest expense was a $172,000 decrease in compensation and benefits and a $54,000 decrease in amortization expense.  Offsetting those reductions were increases of $57,000 and $42,000 in data processing and professional fees, respectively.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Non-interest expense:
Compensation and benefits	$2,033,323	$2,122,612	$4,076,558	$4,248,576
Occupancy and equipment	676,389	687,102	1,375,358	1,396,022
Amortization of intangibles	236,188	259,679	470,097	524,172
Data processing	202,290	187,543	405,610	348,990
Professional fees	134,412	126,349	252,319	210,726
Advertising	106,475	111,219	215,363	218,737
Other	768,702	732,650	1,519,867	,506,785
Total non-interest expense	$4,157,779	$4,217,154	$8,315,172	$8,454,008

Income Tax Expense.  Income tax expense decreased $251,000, or 38.0%, from $660,000 for the three months ended June 30, 2006, to $409,000 for the three months ended June 30, 2007.  The decrease in income tax expense was the result of a $493,000 decrease in earnings before income taxes for the second quarter of 2007 as compared to the second quarter of 2006 and increased purchases of tax exempt municipal bonds and bank owned life insurance.  The effective tax rate for the second quarter of 2007, decreased to 23.2% from 29.3% in the second quarter of 2006.

Income tax expense decreased $509,000, or 39.8%, from $1.3 million for the six months ended June 30, 2006, to $770,000 for the six months ended June 30, 2007.  The decrease in income tax expense was the result of a $927,000 decrease in earnings before income taxes for the first six months of 2007 as compared to the six months quarter of 2006 and increased purchases of tax exempt municipal bonds and bank owned life insurance.  The effective tax rate for the first quarter of 2007, decreased to 22.9% from 29.8% in the first six months of 2006.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial, mortgage, consumer loans and the purchase of investment and mortgage-backed securities.  We have concentrated on generating commercial loans over the past few years and are pleased with the growth in this segment of our loan portfolio.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  While the January 1, 2006 First Manhattan Bancorporation, Inc. acquisition increased our one-to-four family residential loan totals, as the majority of the acquired loans were residential, we plan to continue our strategy to expand our commercial lending activities.  Total assets increased to $603.4 million at June 30, 2007, compared to $590.6 million at December 31, 2006.  While net loans, excluding loans held for sale, increased $856,000 to $380.2 million during the six months ended June 30, 2007 as compared to December 31, 2006, the composition of loans changed more substantially as our commercial and commercial real estate loans increased by $16.4 million and our one-to-four family residential loans decreased by $15.6 million.

Loans consist of the following:

	June 30, 2007	December 31, 2006
Real estate loans:
One-to-four family residential	$135,712,108	$151,299,911
Commercial	107,807,342	98,314,119
Construction	30,675,409	33,600,313
Commercial loans	100,571,287	90,758,185
Consumer loans	9,784,207	9,595,428
Total	384,550,353	383,567,956

Less: Deferred loan fees and loans in process	266,122	214,665
Less: Allowance for loan losses	4,105,129	4,029,710
Loans, net	$380,179,102	$379,323,581

The allowance for loan losses is established through a provision for losses on loans based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for loan losses.  We believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.

A summary of the activity in the allowance for loan losses is as follows:

	Six months ended June 30,
	2007	2006
Beginning balance	$4,029,710	$3,151,373
Allowance of acquired bank	—	891,374
Provision for loan losses	125,000	75,000
Charge-offs	(85,873)	(121,733)
Recoveries	36,292	52,610
Ending balance	$4,105,129	$4,048,624

We believe that the quality of the loan portfolio continues to be strong.  Given the recent subprime mortgage lending concerns within the industry, it is worth noting that this pipeline growth has occurred while continuing our practice of not offering subprime loan products.  As of June 30, 2007, loans with a balance of $3.9 million were on non-accrual status, which was 1.0% of total loans, compared to loan balances totaling $3.6 million on non-accrual status, or 0.9% of total loans, as of December 31, 2006.  In addition, the ratio of non-performing assets as a percentage of total assets was 0.7% as of both December 31, 2006 and June 30, 2007.  Net loan charge-offs for the six months ended June 30, 2007 were $50,000 compared to $69,000 for the comparable period of 2006.  Residential home loans comprised 57.7% of the $3.9 million non-accrual balance at June 30, 2007.  These loans have been underwritten according to our residential lending policies and are secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of outstanding principal.

Liability Distribution.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the financial services industry.  Total deposits increased $1.6 million to $446.1 million at June 30, 2007, from $444.5 million at December 31, 2006.  Borrowings increased $9.6 million to $100.0 million at June 30, 2007, from $90.4 million at December 31, 2006.

Non-interest bearing demand accounts at June 30, 2007, were $51.1 million, or 11.5% of deposits, compared to $48.4 million, or 10.9% of deposits, at December 31, 2006.  Certificates of deposit increased to $232.9 million, or 52.2% of deposits, at June 30, 2007, from $231.1 million, or 52.0% of deposits at December 31, 2006.  Money market and NOW demand accounts decreased to $134.7 million at June 30, 2007, or 30.2% of deposits, from $137.3 million, or 30.9% of deposits, at December 31, 2006. Savings accounts decreased to $27.3 million at June 30, 2007, or 6.1% of deposits, from $27.7 million, or 6.2% of deposits, at December 31, 2006.

Certificates of deposit at June 30, 2007, which were scheduled to mature in one year or less, totaled $195.7 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of June 30, 2007, for the periods indicated.  Unrealized tax benefits related to tax uncertainties which are not more likely than not are not included in the following table as the timing and resolution of these unrealized benefits can not be reasonably estimated.

Contractual obligations	Total	One year or less	One to three years	Four to five years	More than five years
Operating leases	$157,708	$64,884	$91,944	$880	$—
Service contracts	4,620,000	1,260,000	2,520,000	840,000	—
FHLB borrowings	70,223,473	8,800,000	40,845,000	16,150,057	4,428,416
Other borrowings	29,789,545	7,143,545	6,150,000	—	16,496,000
Total contractual obligations	$104,790,726	$17,268,429	$49,606,944	$16,990,937	$20,924,416

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $170.2 million at June 30, 2007, and $160.6 million at December 31, 2006.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank advances, a line of credit with the Federal Home Loan Bank or through sales of securities.  At June 30, 2007, we had outstanding Federal Home Loan Bank advances of $61.4 million and $8.8 million of borrowings against our line of credit with the Federal Home Loan Bank.  At June 30, 2007, our total borrowing capacity with the Federal Home Loan Bank was $111.7 million.  We also had other borrowings of $29.8 million at June 30, 2007, which included $16.5 million of subordinated debentures, $6.2 million of long-term debt and $7.1 million in repurchase agreements.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans originated by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customer, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.6 million at June 30, 2007.

At June 30, 2007, we had outstanding loan commitments, excluding standby letters of credit, of $69.3 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital.  The Federal Reserve Board has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency regulations.  The regulations provide that such standards will generally be applied on a consolidated (rather than a bank-only) basis in the case of a bank holding company with more than $150 million in total consolidated assets.  Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements.  Our ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns.

At June 30, 2007, we continued to maintain a sound leverage ratio of 8.49% and a total risk based capital ratio of 13.00%.  As shown by the following table, our capital exceeded the minimum capital requirements at June 30, 2007 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$49,990	8.49%	$23,557	4.0%	$29,446	5.0%
Tier 1 Capital	$49,990	12.01%	$16,644	4.0%	$24,966	6.0%
Total Risk Based Capital	$54,095	13.00%	$33,288	8.0%	$41,610	10.0%

At June 30, 2007, Landmark National Bank continued to maintain a sound leverage ratio of 9.26% and a total risk based capital ratio of 14.35%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at June 30, 2007 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Landmark National Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$54,347	9.26%	$23,468	4.0%	$29,335	5.0%
Tier 1 Capital	$54,347	13.35%	$16,290	4.0%	$24,435	6.0%
Total Risk Based Capital	$58,452	14.35%	$32,580	8.0%	$40,725	10.0%

Average Assets/Liabilities.  The following table sets forth information relating to average balances of interest-earning assets and liabilities for the three and six months ended June 30, 2007 and the same period for 2006.  The following table reflects the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended June 30, 2007			Three months ended June 30, 2006
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$160,406	$2,052	5.13%	$144,623	$1,631	4.52%
Loans (2)	383,919	7,229	7.55%	393,927	6,874	7.00%

Total interest-earning assets	544,325	9,281	6.84%	538,550	8,504	6.33%
Non-interest-earning assets	60,953			61,175

Total	$605,278			$599,725

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$236,451	$2,613	4.43%	$225,581	$2,022	3.60%
Money market and NOW accounts	134,101	728	2.18%	133,305	571	1.72%
Savings accounts	27,575	20	0.29%	30,915	23	0.30%
FHLB advances and other borrowings	99,249	1,174	4.74%	107,350	1,183	4.42%

Total interest-bearing liabilities	497,376	4,535	3.66%	497,151	3,799	3.07%
Non-interest-bearing liabilities	57,763			57,021
Stockholders’ equity	50,139			45,553
Total	$605,278			$599,725

Interest rate spread (3)			3.18%			3.26%
Net interest margin (4)		4,746	3.50%		4,705	3.50%
Tax equivalent interest - imputed		280			158
Net interest income		$4,466			$4,547

Ratio of average interest-earning assets to average interest-bearing liabilities		109.4%			108.3%

	Six months ended June 30, 2007			Six months ended June 30, 2006
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$156,661	$3,982	5.13%	$149,075	$3,249	4.39%
Loans (2)	383,731	14,379	7.56%	392,288	13,537	6.96%

Total interest-earning assets	540,392	18,361	6.85%	541,363	16,785	6.25%
Non-interest-earning assets	60,746			60,151

Total	$601,138			$601,514

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$234,435	$5,110	4.40%	$225,569	$3,871	3.46%
Money market and NOW accounts	135,449	1,461	2.18%	136,189	1,127	1.67%
Savings accounts	27,678	41	0.30%	30,866	46	0.30%
FHLB advances and other borrowings	96,503	2,255	4.71%	103,648	2,247	4.37%

Total interest-bearing liabilities	494,065	8,867	3.62%	496,272	7,291	2.96%
Non-interest-bearing liabilities	57,242			57,900
Stockholders’ equity	49,831			45,553
Total	$601,138			$599,725

Interest rate spread (3)			3.23%			3.29%
Net interest margin (4)		9,494	3.54%		9,494	3.54%
Tax equivalent interest - imputed		528			302
Net interest income		$8,966			$9,192

Ratio of average interest-earning assets toaverage interest-bearing liabilities		109.4%			109.1%

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2007, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	$(258,000)	(1.4)%
200 basis point rising	$(514,000)	(2.9)%
100 basis point falling	$(137,000)	(0.8)%
200 basis point falling	$(501,000)	(2.8)%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

• The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.

• The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company and its affiliated purchases during the quarter ended June 30, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1-30, 2007	—	—	—	67,516
May 1-31, 2007	12,866	$28.38	12,866	54,650
June 1-30, 2007	7,385	$28.30	7,385	47,265
Total	20,251	$28.35	20,251	47,265

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 23, 2007, the annual meeting of Landmark Bancorp, Inc. stockholders was held.  There were 2,333,232 shares of common stock eligible to vote at the annual meeting.  The voting on each item at the annual meeting was as follows:

1.  Election of four Class III directors with terms expiring in 2010:

	For	Withheld	Abstain	Broker Non-Votes
Patrick L. Alexander	2,046,540	6,005	—	—
Jim W. Lewis	2,047,462	5,083	—	—
Jerry R. Pettle	1,957,932	94,613	—	—
Larry Schugart	2,040,983	11,562	—	—

2.  Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007:

	For	Against	Abstain	Broker Non-Votes
KPMG LLP	2,019,221	29,059	4,265	—

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

LANDMARK BANCORP, INC.

Date: August 10, 2007	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: August 10, 2007	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer