Form 10-Q
period 2007-09-30
LANDMARK BANCORP INC
filed 2007-11-09
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

                Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  as of November 5, 2007, the Registrant had outstanding 2,304,641 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

ITEM 1. FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Cash and cash equivalents	$14,034,830	$14,751,914
Investment securities available for sale, at fair value	155,110,013	145,884,168
Loans, net	380,161,738	379,323,581
Loans held for sale	3,574,597	1,364,474
Premises and equipment, net	14,330,835	13,767,075
Goodwill	13,009,167	13,009,167
Other intangible assets, net	3,351,441	4,030,709
Bank owned life insurance	11,496,047	11,144,796
Accrued interest and other assets	7,275,222	7,292,352

Total assets	$602,343,890	$590,568,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$450,182,495	$444,485,370
Federal Home Loan Bank borrowings	65,174,999	61,920,421
Other borrowings	27,468,446	28,495,643
Accrued expenses, taxes and other liabilities	8,312,425	6,430,787
Total liabilities	551,138,365	541,332,221

Stockholders’ equity:
Common stock, $0.01 par, 5,000,000 shares authorized, 2,344,118 and 2,341,744 shares issued, respectively	23,441	23,417
Additional paid-in capital	22,746,365	22,607,510
Retained earnings	29,468,003	26,758,056
Treasury stock, at cost; 39,477 and 5,000 shares, respectively	(1,103,400)	(138,506)
Accumulated other comprehensive income (loss)	71,116	(14,462)
Total stockholders’ equity	51,205,525	49,236,015

Total liabilities and stockholders’ equity	$602,343,890	$590,568,236

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income:
Loans	$7,286,877	$7,293,653	$21,635,250	$20,805,168
Investment securities	1,787,825	1,517,481	5,247,768	4,388,145
Other	11,203	26,337	35,498	127,731
Total interest income	9,085,905	8,837,471	26,918,516	25,321,044

Interest expense:
Deposits	3,505,464	2,848,151	10,117,740	7,891,865
Borrowed funds	1,119,529	1,266,940	3,374,209	3,514,525
Total interest expense	4,624,993	4,115,091	13,491,949	11,406,390

Net interest income	4,460,912	4,722,380	13,426,567	13,914,654

Provision for loan losses	70,000	80,000	195,000	155,000

Net interest income after provision for loan losses
	4,390,912	4,642,380	13,231,567	13,759,654

Non-interest income:
Fees and service charges	1,047,395	1,124,057	2,958,910	3,259,392
Gains on sale of loans	300,661	347,054	740,069	933,418
Losses on sale of investments, net	—	—	—	(300,256)
Gains (losses) on sale of other assets	—	(11,638)	—	716,815
Bank owned life insurance	117,468	114,689	347,435	272,343
Other	109,925	108,915	372,262	434,231
Total non-interest income	1,575,449	1,683,077	4,418,676	5,315,943

Non-interest expense:
Compensation and benefits	2,120,127	2,140,241	6,196,685	6,388,817
Occupancy and equipment	671,494	705,523	2,046,852	2,101,545
Amortization of intangibles	228,259	258,732	698,356	782,904
Data processing	184,472	183,695	590,082	532,685
Professional fees	81,124	132,080	333,443	342,806
Advertising	106,629	109,065	321,992	327,802
Other	769,349	784,234	2,289,216	2,291,019
Total non-interest expense	4,161,454	4,313,570	12,476,626	12,767,578

Earnings before income taxes	1,804,907	2,011,887	5,173,617	6,308,019

Income tax expense	367,341	548,240	1,137,828	1,827,368

Net earnings	$1,437,566	$1,463,647	$4,035,789	$4,480,651

Earnings per share:
Basic	$0.62	$0.63	$1.74	$1.92
Diluted	$0.62	$0.62	$1.72	$1.90

Dividends per share	$0.1900	$0.1619	$0.5700	$0.4857

 See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2007	2006

Net cash provided by operating activities	$4,518,469	$2,167,704

Cash flows from investing activities:
Net increase in loans	(1,560,689)	(12,394,045)
Maturities and prepayments of investments	12,582,401	35,226,616
Purchase of investment securities	(21,742,912)	(41,360,107)
Proceeds from sale of investment securities	—	17,943,322
Net cash paid in FMB acquisition	—	(9,147,605)
Proceeds from sales of premises and equipment and foreclosed assets	363,961	588,422
Purchases of premises and equipment, net	(1,380,257)	(2,825,405)
Net cash used in investing activities	(11,737,496)	(11,968,802)

Cash flows from financing activities:
Net increase in deposits	5,798,792	5,323,486
Federal Home Loan Bank advance repayments	(27,576)	(1,027,576)
Federal Home Loan Bank line of credit, net	4,000,000	4,400,000
Other borrowings, net	(1,027,197)	1,708,858
Purchase of treasury stock	(964,894)	—
Proceeds from issuance of common stock under stock option plans	41,117	9,491
Excess tax benefit related to stock option plans	7,543	2,503
Payment of dividends	(1,325,842)	(1,136,695)
Net cash provided by financing activities	6,501,943	9,280,067
Net decrease in cash and cash equivalents	(717,084)	(521,031)
Cash and cash equivalents at beginning of period	14,751,914	21,490,512
Cash and cash equivalents at end of period	$14,034,830	$20,969,481

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$13,319,000	$9,990,000
Cash paid during period for taxes	$350,000	$560,000
Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$368,000	$160,000
FMB acquisition:
Fair value of liabilities assumed	$—	$123,965,000
Fair value of assets acquired, including goodwill	$—	$133,112,000

                 See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance December 31, 2005	$22,443	19,868,567	25,322,019	(414,514)	(725,908)	44,072,607

Net earnings	—	—	4,480,651	—	—	4,480,651
Change in fair value of investment securities available-for-sale and interest rate swap, net of tax	—	—	—	—	1,003,806	1,003,806
Dividends paid ($0.4857 per share)	—	—	(1,136,695)	—	—	(1,136,695)
Stock-based compensation	—	77,153	—	—	—	77,153
Exercise of stock options, 667 shares, including tax benefit of $2,503	7	11,987				11,994

Balance September 30, 2006	$22,450	19,957,707	28,665,975	(414,514)	277,898	48,509,516

Balance December 31, 2006	$23,417	22,607,510	26,758,056	(138,506)	(14,462)	49,236,015

Net earnings	—	—	4,035,789	—	—	4,035,789
Change in fair value of investmentsecurities available-for-sale, net of tax	—	—	—	—	85,578	85,578
Dividends paid ($0.57 per share)	—	—	(1,325,842)	—	—	(1,325,842)
Stock-based compensation	—	90,219	—	—	—	90,219
Exercise of stock options, 2,374 shares, including tax benefit of $7,543	24	48,636	—	—	—	48,660
Purchase of 34,477 treasury shares	—	—	—	(964,894)	—	(964,894)

Balance September 30, 2007	$23,441	22,746,365	29,468,003	(1,103,400)	71,116	51,205,525

 See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Interim Financial Statements

             The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2006, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2006, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended September 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.

2.                              Income Tax

             The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Unrecognized tax benefits represent tax positions for which reserves have been established.  The Company’s adoption of FIN 48 did not have any effect on its consolidated financial statements.  As of the date of adoption, our gross unrecognized tax benefits totaled approximately $1.2 million.  The anticipated amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate was $827,000.  Included in this unrecognized tax benefit, are interest and penalties of $245,000.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings.

             Tax years that remain open and subject to audit include the years 2003 through 2006 for both federal and state.  During the three months ended September 30, 2007 we recognized $50,000 of previously unrecognized tax benefits.  We anticipate recognizing an additional $290,000 of previously unrecognized tax benefits during the fourth quarter, of which $175,000 will favorably impact the effective tax rate.  We believe that it is reasonably possible that a reduction in unrecognized tax benefits of up to $115,000 is possible during the next 12 months.

3.          Stock Based Compensation

A summary of option activity during the first nine months of 2007 is presented below.

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2006	246,226	$24.18	7.77 years	$755,000
Granted	—	—	—	n/a
Cancelled	—	—	—	n/a
Exercised	2,374	17.32	—	$22,185
Outstanding at September 30, 2007	243,852	$24.25	7.08 years	$670,000
Exercisable at September 30, 2007	129,502	$22.95	6.18 years	$524,000
Vested and expected to vest at September 30, 2007	233,822	$24.19	7.05 years	$656,000

                Additional information about stock options exercised is presented below.

	Nine months ended September 30,
	2007	2006
Intrinsic value of options exercised	$22,185	$7,360
Cash received from options exercised	$41,117	$9,491
Excess tax benefit realized from options exercised	$7,543	$2,503

As of September 30, 2007, there was $259,000 of total unrecognized compensation cost related to outstanding options.  That cost is expected to be recognized over a weighted-average period of 4 years.  The total fair value (at vest date) of shares vested during the nine month periods ended September 30, 2007 and 2006 was $348,000 and $103,000 respectively.

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

The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net earnings available to common stockholders	$1,437,566	$1,463,647	$4,035,789	$4,480,651

Weighted average common shares outstanding (basic)	2,310,736	2,340,544	2,324,016	2,339,214
Dilutive stock options	17,464	9,730	18,934	13,252
Weighted average common shares (diluted)	2,328,200	2,350,274	2,342,950	2,352,466

Net earnings per share:
Basic	$0.62	$0.63	$1.74	$1.92
Diluted	$0.62	$0.62	$1.72	$1.90

5.             Other Comprehensive Income

                The Company’s other comprehensive income consists of the unrealized holding gains and losses on available-for-sale securities and an unrealized gain on an interest rate swap, which was terminated in December 2006, as shown below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Unrealized holding gains on securities and interest rate swap	$1,931,323	$2,779,301	$138,029	$1,318,785
Less reclassification adjustment for net losses included in income	—	—	—	(300,256)
Net unrealized gains	1,931,323	2,779,301	138,029	1,619,041
Income tax benefit	733,902	1,056,135	52,451	615,235
Other comprehensive income	$1,197,421	$1,723,166	$85,578	$1,003,806

                Accumulated other comprehensive income related entirely to investment securities, classified as available for sale, at September 30, 2007.  The components at September 30, 2006 were unrealized gains of $73,000 in cash flow hedging activities and $205,000 in available for sale investment securities, net of taxes.

6.             Other Intangible Assets

The following is an analysis of changes in the core deposit intangible assets:

	Nine months ended September 30,
	2007		2006
	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,396,065	$(1,667,478)	$2,818,602	$(774,588)
Additions	—	—	2,577,463	—
Amortization	—	(603,774)	—	(677,358)
Balance at end of period	$5,396,065	$(2,271,252)	$5,396,065	$(1,451,946)

The following is an analysis of changes in the mortgage servicing rights:

	Nine months ended September 30,
	2007		2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$791,840	$(489,718)	$775,666	$(401,467)
Additions	19,088	—	49,133	—
Prepayments/maturities	(40,304)	40,304	(40,358)	40,358
Amortization	—	(94,582)	—	(105,546)
Balance at end of period	$770,624	$(543,996)	$784,441	$(466,655)

The Company adopted the provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” on January 1, 2007 and elected to maintain the amortized cost method and carry the mortgage servicing rights at the lower of cost or market value.  The balance of the mortgage servicing rights can fluctuate based on the performance of the underlying loans serviced.  The mortgage servicing rights correspond to loans serviced by the Company for unrelated third parties with outstanding principal balances of $93.0 million and $101.8 million at September 30, 2007 and December 31, 2006, respectively.  Gross service fee income related to such loans was $60,000 and $66,000 for the quarters ended September 30, 2007 and September 30, 2006, respectively, which is included in fees and service charges in the condensed consolidated statements of earnings.  Gross service fee income related to such loans was $185,000 and $201,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Aggregate amortization expense for the quarters ended September 30, 2007 and 2006, was $228,000 and $259,000, respectively and $698,000 and $783,000 for the nine months ended September 30, 2007 and 2006, respectively.  The following depicts estimated amortization expense for the remainder of 2007 and in successive years ending December 31:

Year	Amount
2007	$222,000
2008	822,000
2009	669,000
2010	500,000
2011	402,000
Thereafter	736,000

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”.  SFAS No. 156 specifies situations in which servicing assets and servicing liabilities must be recognized.  It requires these assets and liabilities to be initially measured at fair value and specifies acceptable measurement methods subsequent to their recognition.  Separate presentation in the financial statements and additional disclosures are also required.  The Company adopted SFAS No. 156 effective January 1, 2007.  The adoption of SFAS No. 156 did not have a material effect on our consolidated financial statements.

Also in March 2006, the FASB issued Staff Position 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors”.  The Staff Position provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts.  The investments must be accounted for by either (a) recognizing the initial investment at transaction price plus direct external costs and capitalizing continuing costs, with no gain recognized in earnings until the insured event occurs, or (b) recognizing the initial investment at transaction price and remeasuring the investment at fair value at each reporting period, with fair value changes recognized in earnings as they occur.  The Company began applying the guidance in the Staff Position beginning January 1, 2007.  The adoption of the Staff Position did not have any effect on our consolidated financial statements.

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

In September 2006, the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified.  The EITF Issue 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee.  The EITF Issue 06-4 requires the employer to recognize a liability for future benefits payable to an employee under these agreements.  The effects of applying EITF Issue 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the EITF Issue 06-4 is effective beginning January 1, 2008.  We do not expect that adoption of the EITF Issue 06-4 will have a material effect on our consolidated financial statements.

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

                We are significantly impacted by prevailing economic conditions including federal monetary and fiscal policies and federal regulations of financial institutions.  Deposit balances are influenced by numerous factors such as competing personal investments, the level of personal income and the personal rate of savings within our market areas.  Factors influencing lending activities include the demand for housing and commercial loans as well as the interest rate pricing competition from other lending institutions.

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

                We perform periodic and systematic detailed reviews of our lending portfolio to assess overall collectability.  The level of the allowance for loan losses reflects our estimate of the collectability of the loan portfolio as of each reporting date.  While these estimates are based on substantive methods for determining allowance requirements, nevertheless, actual outcomes may differ significantly from estimated results.  Additional explanation of the methodologies used in establishing this reserve is provided in the “Asset Quality and Distribution” section.

                We report our investment securities at estimated fair values based on published market ascertainable values, which are obtained from independent sources.  We perform periodic reviews of the fair value of investment securities to determine if any declines in value might be considered other than temporary.  Our most recent review showed that the securities that had experienced decreases in fair value, resulting in unrealized loss positions, were related to changes in interest rates and not to a credit deterioration.  The Company has the ability and intent to hold these securities until market values recover, including up to the maturity date.  Although we believe that our estimates of the fair values of investment securities to be reasonable, economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Summary of Results.  During 2007 we experienced a decline in earnings as compared to 2006.  This decline is primarily attributable to certain items recognized during 2006 that did not occur in 2007, as well as a decline in net interest margin.  During 2006 we recognized $717,000 in gains on the sale of certain assets, primarily the sale of our previous headquarters at 800 Poyntz.  These gains were partially offset by $444,000 in losses on sale of investments as we restructured our investment portfolio by selling lower yielding, shorter-term investments and purchasing higher yielding, longer-term investments during the second quarter of 2006.  Our net interest margin also declined from 3.58% during the first nine months of 2006 to 3.52% during the same period of 2007.  This decline in net interest margin was primarily driven by increases in our cost of funding.  Our cost of funding increased because of higher short-term interest rates and fed funds rate, as well as increased competition for our deposits.  Also contributing to the lower net interest margin was the increased percentage of investment securities as a portion of our interest bearing assets, which typically have a lower yield than loans.

Net earnings for the three months ended September 30, 2007, decreased $26,000, or 1.8%, to $1.4 million as compared to the three months ended September 30, 2006.  The three months ended September 30, 2007 and 2006, both resulted in diluted earnings per share of $0.62.  Return on average assets, on an annualized basis, was 0.95% for the period ended September 30, 2007 compared to 0.98%

for the same period in 2006.  Return on average stockholders’ equity, on an annualized basis, was 11.53% for the period compared to 12.60% for the same period in 2006.

                Net earnings for the nine months ended September 30, 2007, decreased $445,000, or 9.9%, to $4.0 million as compared to the nine months ended September 30, 2006.  The nine months ended September 30, 2007 resulted in diluted earnings per share of $1.72 compared to $1.90 for the same period in 2006.  Return on average assets, on an annualized basis, was 0.90% for the period ended September 30, 2007 compared to 1.00% for the same period in 2006.  Return on average stockholders’ equity, on an annualized basis, was 10.85% for the period compared to 13.22% for the same period in 2006.

                The following table summarizes net earnings per share and key performance measures for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net earnings:
Basic earnings per share	$0.62	$0.63	$1.74	$1.92
Diluted earnings per share	$0.62	$0.62	$1.72	$1.90
Earnings ratios:
Return on average assets (1)	0.95%	0.98%	0.90%	1.00%
Return on average equity (1)	11.53%	12.60%	10.85%	13.22%
Dividend payout ratio	30.65%	26.15%	33.14%	25.37%
Net interest margin (1) (2)	3.47%	3.66%	3.52%	3.58%

(1)                                     The ratio has been annualized and is not necessarily indicative of the results for the entire year.

(2)                                     Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the three months ended September 30, 2007, increased $248,000, or 2.9%, to $9.1 million from $8.8 million in the same period of 2006, resulting from increased interest income on investment securities.  Average loans for the quarter ended September 30, 2007 decreased to $386.5 million from $396.8 million for the quarter ended September 30, 2006.  Offsetting the decline in average loans was the rise in the yield we earned on those loans.  As a result, interest income on loans only decreased $7,000, or 0.1%, to $7.3 million for the quarter ended September 30, 2007.  Average investment securities increased from $136.5 million for the quarter ended September 30, 2006, to $156.3 million for the quarter ended September 30, 2007.  Along with the increase in average investments for the comparable periods, and despite the increased holdings of tax exempt investments, interest income on investment securities increased $270,000, or 17.8%, to $1.8 million for the third quarter of 2007, as compared to the same period of 2006.

Interest income for the nine months ended September 30, 2007, increased $1.6 million, or 6.3%, to $26.9 million from $25.3 million in the same period of 2006, resulting from increased interest income on both investment securities and loans.  Average loans for the nine months ended September 30, 2007 decreased to $384.7 million from $393.8 million for the nine months ended September 30, 2006.  Offsetting the decline in average loans was the rise in interest rates experienced during the first half of 2006, which contributed to the increased interest income.  As a result, interest income on loans increased $830,000, or 4.0%, to $21.6 million for the nine months ended September 30, 2007.  Average investment securities increased from $144.8 million for the nine months ended September 30, 2006, to $156.6 million for the nine months ended September 30, 2007.  Along with the increase in average investments for the comparable periods, and despite the increased holdings of tax exempt investments, interest income on investment securities increased $860,000, or 19.6%, to $5.2 million for the first nine months of 2007, as compared to the same period of 2006.  The increase in interest rates, which resulted in yields on our investments purchased being higher than the yields on the investments which either matured or were sold during the past year, was responsible for the increase in interest income on investments.

                Interest Expense.  Interest expense during the three months ended September 30, 2007, increased $510,000, or 12.4%, as compared to the same period of 2006.  For the three months ended September 30, 2007, interest expense on deposits increased $657,000, or 23.1%.  Average deposits increased from $383.4 million during the quarter ended September 30, 2006 to $399.7 million for the quarter ended September 30, 2007.  The increase in interest expense on deposits resulted from higher rates on deposit balances as well as higher deposit balances.  Average borrowings for the quarter ended September 30, 2007 decreased to $94.5 million from $107.8 million for the quarter ended September 30, 2006.  Interest expense on borrowings decreased $147,000, or 11.6%, to $1.1 million for the three months ended September 30, 2007 as compared to the same period in 2006.

Interest expense during the nine months ended September 30, 2007, increased $2.1 million, or 18.3%, as compared to the same period of 2006.  For the nine months ended September 30, 2007, interest expense on deposits increased $2.2 million, or 28.2%.  Average deposits increased from $389.5 million during the nine months ended September 30, 2006 to $398.3 million for the nine months ended September 30, 2007.  The increase in interest expense on deposits resulted from higher deposit balances as well as higher rates on those balances.  Average borrowings for the nine months ended September 30, 2007 decreased to $95.8 million from $105.0 million for the nine months ended September 30, 2006.  Interest expense on borrowings decreased $140,000, or 4.0%, to $3.4 million.

Net Interest Income.  Net interest income for the three months ended September 30, 2007, totaled $4.5 million, decreasing $261,000, or 5.5%, as compared to the three months ended September 30, 2006.  This decline in net interest income was due primarily to the increases in our cost of funding outpacing the increases in our yields on interest earning assets.  Average interest-earning assets increased during the third quarter of 2007 to $542.8 million from $533.3 million for the third quarter of 2006.  Our net interest margin, on a tax equivalent basis, declined to 3.47% for the three months ending September 30, 2007 from 3.66%.

Net interest income for the nine months ended September 30, 2007, totaled $13.4 million, decreasing $488,000, or 3.5%, as compared to the nine months ended September 30, 2006.  This decline in net interest income was due primarily to the increases in our cost of funding outpacing the increases in our yields on interest earning assets.  Average interest-earning assets increased during the first nine months of 2007 to $541.2 million from $538.6 million for the first nine months of 2006.  Our net interest margin, on a tax equivalent basis, declined to 3.52% from 3.58% over the same time period.

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

The provision for loan losses for the three months ended September 30, 2007, was $70,000, compared to a provision of $80,000 during the three months ended September 30, 2006.  The provision for loan losses for the nine months ended September 20, 2007, was $195,000, compared to a provision of $155,000 during the nine months ended September 30, 2006.  One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At September 30, 2007, and December 31, 2006, the allowance for loan losses was $4.1 million and $4.0 million, or 1.1% of gross loans outstanding.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

                Non-interest Income.  Non-interest income decreased $108,000, or 6.4%, for the three months ended September 30, 2007, to $1.6 million, as compared to the three months ended September 30, 2006.  Contributing to this decline was a decrease in gain on sale of loans of $46,000, which was the result of lower volumes of loans originated for sale in 2007 as compared to 2006.

Non-interest income decreased $897,000, or 16.9%, for the nine months ended September 30, 2007, to $4.4 million compared to the nine months ended September 30, 2006.  This decrease in 2007 was attributable primarily due to certain items recognized during the first nine months of 2006.  During the first nine months of 2006, we recognized $717,000 in gains on the sale of certain assets, primarily the 800 Poyntz facility.  These gains were partially offset by $444,000 in losses on sale of investments as we restructured our investment portfolio by selling lower yielding, shorter-term investments and purchasing higher yielding, longer-term investments during the second quarter of 2006.  Furthering the decline in 2007 was a decrease in gains on sale of loans of $193,000, or 13.4%, as well as a decline of $66,000 in deposit related income.  Offsetting these declines was a $144,000 gain on sale of investments during the first quarter of 2007 as well as a $75,000 increase in the cash surrender value of bank owned life insurance, which resulted from the purchase of additional policies totaling $7.5 million in March 2006.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Non-interest income:
Fees and service charges	$1,047,395	$1,124,057	$2,958,910	$3,259,392
Gains on sale of loans	300,661	347,054	740,069	933,418
Losses on sale of investments, net	—	—	—	(300,256)
Gains (losses) on sale of other assets	—	(11,638)	—	716,815
Bank owned life insurance	117,468	114,689	347,435	272,343
Other	109,925	108,915	372,262	434,231
Total non-interest income	$1,575,449	$1,683,077	$4,418,676	$5,315,943

Non-interest Expense.  Non-interest expense decreased $152,000, or 3.5%, to $4.2 million for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006.  Contributing to the reduction in non-interest expense was a $51,000 decrease in professional fees, a $34,000 decrease in occupancy and equipment, and a $30,000 decrease in amortization of intangibles.

Non-interest expense decreased $291,000, or 2.3%, to $12.5 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.  Contributing to the reduction in non-interest expense was a $192,000 decrease in compensation and benefits and a $85,000 decrease in amortization expense and a $55,000 decrease in occupancy and equipment.  Offsetting those reductions was an increase of $57,000 in data processing.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Non-interest expense:
Compensation and benefits	$2,120,127	$2,140,241	$6,196,685	$6,388,817
Occupancy and equipment	671,494	705,523	2,046,852	2,101,545
Amortization of intangibles	228,259	258,732	698,356	782,904
Data processing	184,472	183,695	590,082	532,685
Professional fees	81,124	132,080	333,443	342,806
Advertising	106,629	109,065	321,992	327,802
Other	769,349	784,234	2,289,216	2,291,019
Total non-interest expense	$4,161,454	$4,313,570	$12,476,626	$12,767,578

Income Tax Expense.  Income tax expense decreased $181,000, or 33.0%, from $548,000 for the three months ended September 30, 2006, to $367,000 for the three months ended September 30, 2007.  The decrease in income tax expense was the result of a $207,000 decrease in earnings before income taxes for the third quarter of 2007 as compared to the third quarter of 2006, increased purchases of tax exempt municipal bonds, and the recognition of $50,000 of previously unrecognized tax benefits.  The effective tax rate for the third quarter of 2007, decreased to 20.4% from 27.3% in the second quarter of 2006, primarily as a result of the tax exempt income on municipal bonds.

Income tax expense decreased $690,000, or 37.7%, from $1.8 million for the nine months ended September 30, 2006, to $1.1 million for the nine months ended September 30, 2007.  The decrease in income tax expense was the result of a $1.1 million decrease in earnings before income taxes for the first nine months of 2007 as compared to the nine months of 2006, increased purchases of tax exempt municipal bonds and bank owned life insurance, and the recognition of $50,000 of previously unrecognized tax benefits.  The effective tax rate for the nine months of 2007 decreased to 22.0% from 29.0% in the first nine months of 2006.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial, mortgage, consumer loans and the purchase of investment and mortgage-backed securities.  We have concentrated on generating commercial loans over the past few years and are pleased with the growth in this segment of our loan portfolio.  We also originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  While the January 1, 2006 First Manhattan Bancorporation, Inc. acquisition increased our one-to-four family residential loan totals, as the majority of the acquired loans were residential, we plan to continue our strategy to expand our commercial lending activities.  Total assets increased to $602.3 million at September 30, 2007, compared to $590.6 million at December 31, 2006.  While net loans, excluding loans held for sale, increased $838,000 to $380.2 million during the nine months ended September 30, 2007 as compared to December 31, 2006, the composition of loans changed more substantially as our commercial and commercial real estate loans increased by $22.9 million and our one-to-four family residential loans decreased by $22.0 million.

Loans consist of the following:

	September 30, 2007	December 31, 2006
Real estate loans:
One-to-four family residential	$129,295,120	$151,299,911
Commercial	115,341,149	98,314,119
Construction	29,065,415	33,600,313
Commercial loans	101,197,366	90,758,185
Consumer loans	9,525,037	9,595,428
Total	384,424,087	383,567,956

Less: Deferred loan fees and loans in process	144,425	214,665
Less: Allowance for loan losses	4,117,924	4,029,710
Loans, net	$380,161,738	$379,323,581

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

A summary of the activity in the allowance for loan losses is as follows:

	Nine months ended September 30,
	2007	2006
Beginning balance	$4,029,710	$3,151,373
Allowance of acquired bank	—	891,374
Provision for loan losses	195,000	155,000
Charge-offs	(166,280)	(182,226)
Recoveries	59,494	71,311
Ending balance	$4,117,924	$4,086,832

We believe that the quality of the loan portfolio continues to be strong.  Given the recent subprime mortgage lending concerns within the industry, it is worth noting that we have continued our practice of not offering subprime loan products.  As of September 30, 2007, loans with a balance of $4.8 million were on non-accrual status, which was 1.3% of total loans, compared to loan balances totaling $3.6 million on non-accrual status, or 0.9% of total loans, as of December 31, 2006.  In addition, the ratio of non-performing assets as a percentage of total assets was 0.9% as of September 30, 2007 compared to 0.7% as of December 31, 2006.  Net loan charge-offs for the nine months ended September 30, 2007 were $107,000 compared to $111,000 for the comparable period of 2006.  Residential home loans comprised 53.9% of the $4.8 million non-accrual balance at September 30, 2007.  These loans have been underwritten according to our residential lending policies and are secured by real estate collateral, and in many instances, private mortgage insurance or government guarantees.  We have historically incurred minimal losses on mortgage loans based upon collateral values and underlying insurance or guarantees.  We are aggressively pursuing collection activity of these loans which should enable the collection of outstanding principal.

                Liability Distribution.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the financial services industry.  Total deposits increased $5.7 million to $450.2 million at September 30, 2007, from $444.5 million at December 31, 2006.  Borrowings increased $2.2 million to $92.6 million at September 30, 2007, from $90.4 million at December 31, 2006.

                Non-interest bearing demand accounts at September 30, 2007, were $54.7 million, or 12.2% of deposits, compared to $48.4 million, or 10.9% of deposits, at December 31, 2006.  Certificates of deposit increased to $245.9 million, or 54.6% of deposits, at September 30, 2007, from $231.1 million, or 52.0% of deposits at December 31, 2006.  Money market and NOW demand accounts decreased to $123.9 million at September 30, 2007, or 27.5% of deposits, from $137.3 million, or 30.9% of deposits, at December 31, 2006. Savings accounts decreased to $25.7 million at September 30, 2007, or 5.7% of deposits, from $27.7 million, or 6.2% of deposits, at December 31, 2006.

                Certificates of deposit at September 30, 2007, which were scheduled to mature in one year or less, totaled $211.6 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

                Contractual Obligations and Commercial Commitments.  The following table presents our contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of September 30, 2007, for the periods indicated.  Unrealized tax benefits related to tax uncertainties which are not classified as more likely than not, are excluded in the following table as the timing and resolution of these unrealized benefits can not be reasonably estimated.

Contractual cash obligations	Total	One year or less	One to three years	Four to five years	More than five years
Operating leases	$141,487	$64,884	$76,603	$—	$—
Service contracts	4,305,000	1,260,000	2,520,000	525,000	—
FHLB borrowings	65,174,999	4,000,000	50,614,375	6,141,400	4,419,224
Other borrowings	27,468,446	6,832,446	4,140,000	—	16,496,000
Total contractual obligations	$97,089,932	$12,157,330	$57,350,978	$6,666,400	$20,915,224

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $169.1 million at September 30, 2007, and $160.6 million at December 31, 2006.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

                Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of Federal Home Loan Bank (“FHLB”) advances, a line of credit with the FHLB, or other borrowings or through sales of securities.  At September 30, 2007, we had outstanding FHLB advances of $61.2 million and $4.0 million of borrowings against our line of credit with the FHLB.  At September 30, 2007, our total borrowing capacity with the FHLB was $123.0 million.  We also had other borrowings of $27.5 million at September 30, 2007, which included $16.5 million of subordinated debentures, $4.0 million of long-term debt and $7.0 million in repurchase agreements.

                As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the bank is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans originated by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customer, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.3 million at September 30, 2007.

                At September 30, 2007, we had outstanding loan commitments, excluding standby letters of credit, of $74.8 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At September 30, 2007, we continued to maintain a sound leverage ratio of 8.68% and a total risk based capital ratio of 13.10%.  As shown by the following table, our capital exceeded the minimum capital requirements at September 30, 2007 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$50,978	8.68%	$23,494	4.0%	$29,368	5.0%
Tier 1 Capital	$50,978	12.12%	$16,825	4.0%	$25,238	6.0%
Total Risk Based Capital	$55,096	13.10%	$33,650	8.0%	$42,063	10.0%

                At September 30, 2007, Landmark National Bank continued to maintain a sound leverage ratio of 9.09% and a total risk based capital ratio of 13.65%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at September 30, 2007 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Landmark National Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$53,190	9.09%	$23,415	4.0%	$29,268	5.0%
Tier 1 Capital	$53,190	12.67%	$16,791	4.0%	$25,187	6.0%
Total Risk Based Capital	$57,308	13.65%	$33,582	8.0%	$41,978	10.0%

Average Assets/Liabilities.  The following table sets forth information relating to average balances of interest-earning assets and liabilities for the three and nine months ended September 30, 2007 and the same period for 2006.  The following table reflects the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	September 30, 2007			September 30, 2006
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$156,338	$2,063	5.24%	$136,521	$1,729	5.02%
Loans (2)	386,481	7,307	7.50%	396,776	7,310	7.31%

Total interest-earning assets	542,819	9,370	6.85%	533,297	9,039	6.72%
Non-interest-earning assets	60,688			61,778

Total	$603,507			$595,075

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$242,774	$2,809	4.59%	$226,375	$2,248	3.94%
Money market and NOW accounts	130,109	676	2.06%	127,385	578	1.80%
Savings accounts	26,863	20	0.30%	29,647	22	0.29%
FHLB advances and other borrowings	94,525	1,120	4.70%	107,756	1,267	4.66%

Total interest-bearing liabilities	494,271	4,625	3.71%	491,163	4,115	3.32%
Non-interest-bearing liabilities	59,762			57,825
Stockholders’ equity	49,474			46,087
Total	$603,507			$595,075

Interest rate spread (3)			3.14%			3.40%
Net interest margin (4)		4,745	3.47%		4,924	3.66%
Tax equivalent interest - imputed		284			202
Net interest income		$4,461			$4,722

Ratio of average interest-earning assets to average interest-bearing liabilities		109.8%			108.6%

	Nine months ended			Nine months ended
	September 30, 2007			September 30, 2006
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$156,552	$6,045	5.16%	$144,844	$4,978	4.60%
Loans (2)	384,658	21,686	7.54%	393,804	20,847	7.08%

Total interest-earning assets	541,210	27,731	6.85%	538,645	25,825	6.41%
Non-interest-earning assets	60,726			58,835

Total	$601,936			$597,480

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$237,245	$7,919	4.46%	$225,840	$6,119	3.62%
Money market and NOW accounts	133,649	2,138	2.14%	133,222	1,705	1.17%
Savings accounts	27,403	61	0.30%	30,455	68	0.30%
FHLB advances and other borrowings	95,836	3,374	4.71%	105,032	3,514	4.47%

Total interest-bearing liabilities	494,133	13,492	3.65%	494,549	11,406	3.08%
Non-interest-bearing liabilities	57,092			57,611
Stockholders’ equity	49,711			45,320
Total	$601,936			$597,480

Interest rate spread (3)			3.20%			3.33%
Net interest margin (4)		14,239	3.52%		14,420	3.58%
Tax equivalent interest - imputed		812			505

Net interest income		$13,427			$13,915

Ratio of average interest-earning assets to average interest-bearing liabilities		109.5%			108.9%

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

                We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2007, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
100 basis point rising	($92,000)	(0.5%	)
200 basis point rising	($516,000)	(2.9%	)
100 basis point falling	($ 22,000)	(0.1%	)
200 basis point falling	($296,000)	(1.7%	)

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                The following table provides information about purchases by the Company and its affiliated purchases during the quarter ended September 30, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
July 1-31, 2007	—	—	—	47,265
August 1-31, 2007	2,000	$27.30	2,000	45,265
September 1-30, 2007	7,706	$27.20	7,706	37,559
Total	20,251	$27.22	9,706	37,559

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

LANDMARK BANCORP, INC.

Date: November 9, 2007	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: November 9, 2007	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer