Form 10-K
period 2007-12-31
LANDMARK BANCORP INC
filed 2008-03-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act 0f 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

                                                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes   ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $48.0 million.  At February 29, 2008, the total number of shares of common stock outstanding was 2,275,577.

Portions of the following documents are incorporated by reference: the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2008, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2007 Form 10-K Annual Report

PART I.

ITEM 1.  BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of Delaware.  Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company.  As of December 31, 2007, the Company had $606.5 million in consolidated total assets.

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

Shawnee, Douglas, Miami, Osage, and Bourbon counties are located in eastern Kansas and encompass the Bank locations in Topeka, Auburn, Lawrence, Paola, Louisburg, Osawatomie, Osage City, and Fort Scott.  Shawnee County’s market, which encompasses the Bank locations in Topeka and Auburn, is strongly influenced by the State of Kansas, City of Topeka, two regional hospitals and several major private firms and public institutions.  The Bank’s Lawrence location is located in Douglas County and is significantly impacted by the University of Kansas, the largest university in Kansas, in addition to several private industries and businesses in the community.  The communities of Paola, Louisburg, and Osawatomie, located within Miami County, are influenced by the high growth of the Kansas City market resulting in housing growth and small private industries and business.  Additionally, the Osawatomie State Hospital is a major government employer within the county.  Bourbon and Osage Counties are primarily agricultural with small private industries and business firms, while Bourbon County is also influenced by a regional hospital and Fort Scott Community College.

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

Employees

At December 31, 2007, the Bank had a total of 203 employees (191 full time equivalent employees).  The Company has no direct employees.  Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan.  Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

Lending Activities

General.  The Bank strives to provide each market area it serves a full range of financial products and services to small and medium sized businesses and to consumers.  The Bank targets owner-operated businesses and utilizes Small Business Administration and Farm Services Administration lending as a part of its product mix.  Each market has an established loan committee which has authority to approve credits, within established guidelines.  Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Bank’s Chief Executive Officer, the Credit Risk Manager, and other senior commercial lenders or the bank’s board of directors.  When lending to an entity, the Bank generally obtains a guaranty from the principals of the entity.  The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

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

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the OCC, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC.  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2007 the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

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

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s DIFto the maximum extent provided under federal law and FDIC regulations.  The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.05% to 0.43% of total deposits (subject to adjustment by the FDIC and the application of assessment credits, if any, issued by the FDIC in 2007).  In 2007, the Bank received a $647,000 assessment credit from the FDIC.  The credit will be fully utilized during 2009.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the year ended December 31, 2007, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the year ended December 31, 2007, the Bank paid supervisory assessments to the OCC totaling $151,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses. The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed below.

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

As of December 31, 2007: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007.  As of December 31, 2007, approximately $729,000 was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $43.9 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $43.9 million, the reserve requirement is $1.038 million plus 10% of the aggregate amount of total transaction accounts in excess of $43.9 million.  The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Company Website

The Company maintains a corporate website at www.landmarkbancorpinc.com.  The Company makes available free of charge on or through its website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the SEC.  Many of the Company’s policies, including its code of ethics, committee charters and other investor information are available on the web site. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at the address listed on the front of this Form 10-K.

STATISTICAL DATA

The Company has a fiscal year ending on December 31.  The information presented in this annual report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2007.

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Exchange Act is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

I.              Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The average balance sheets are incorporated by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense during the periods indicated.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,
	2007 vs 2006			2006 vs 2005
	Increase/(Decrease) Attributable to			Increase/(Decrease) Attributable to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:	(Dollars in thousands)
Investment securities	$656	$682	$1,338	$86	$1,480	$1,566
Loans	(665)	855	190	8,259	2,739	10,998
Total	(9)	1,537	1,528	8,345	4,219	12,564
Interest expense:
Deposits	269	2,290	2,559	2,523	2,853	5,376
Other borrowings	(47)	117	(330)	631	675	1,306
Total	(178)	2,407	2,229	3,154	3,528	6,682
Net interest income	$169	$(870)	$(701)	$5,191	$691	$5,882

II.  Investment Portfolio

Investment Securities.  The following table sets forth the carrying value of the Company’s investment securities at the dates indicated.  None of the investment securities held as of December 31, 2007 was issued by an individual issuer in excess of 10% of the Company’s stockholders’ equity, excluding the securities of U.S. government and federal agency obligations.

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)
Investment Securities:
U.S. agency securities	$48,708	$46,632	$43,628
Municipal obligations	62,113	55,064	32,380
Mortgage-backed securities	36,216	32,224	52,893
FHLB stock	7,099	6,747	5,655
Common stock	1,122	716	775
FRB stock	1,746	1,741	1,348
Corporate bonds	2,493	2,531	3,035
Other investments	5,227	229	417
Total	$164,724	$145,884	$140,131

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio as of December 31, 2007.  Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate.  The table includes scheduled principal payments and estimated prepayments.

	As of December 31, 2007
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
Investment securities:
U.S. agency securities	$9,294	4.20%	$37,366	4.94%	$2,048	5.51%	$—	0.00%	$48,708	4.83%
Municipal obligations	625	7.01%	6,899	5.06%	24,806	5.65%	29,783	6.05%	62,113	5.79%
Mortgage-backed securities	4,859	4.32%	27,589	5.14%	2,935	5.89%	833	6.22%	36,216	5.11%
Corporate bonds	—	—%	—	—%	—	—%	2,493	6.93%	2,493	6.93%
Other	5,222	4.65%	5	4.52%	—	—%	—	—%	5,227	4.65%
Total	$20,000	4.43%	$71,859	5.03%	$29,789	5.67%	$33,109	6.12%	$154,757	5.31%

III.  Loan Portfolio

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2007	2006	2005	2004	2003
Balance	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$126,459	$151,300	$114,935	$131,077	$82,094
Commercial	113,209	98,314	78,085	77,208	65,729
Construction	27,936	33,600	12,356	11,234	9,171
Commercial loans	103,099	90,758	63,494	51,826	50,054
Consumer loans	9,164	9,596	8,842	9,015	9,567
Total gross loans	379,867	383,568	277,712	280,360	216,615
Less:
Deferred loan fees/(costs) and loans in process	(462)	214	(5)	52	3
Allowance for loan losses	4,172	4,030	3,151	2,894	2,316
Loans, net	$376,157	$379,324	$274,566	$277,414	$214,296

Percent of total
Real estate loans:
One-to-four family residential	33.3%	39.4%	41.4%	46.8%	37.9%
Commercial	29.8%	25.6%	28.1%	27.5%	30.3%
Construction	7.4%	8.8%	4.4%	4.0%	4.2%
Commercial loans	27.1%	23.7%	22.9%	18.5%	23.1%
Consumer loans	2.4%	2.5%	3.2%	3.2%	4.5%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2007. The table does not include unscheduled prepayments.

	Less than 1 year	2-5 years	Over 5 years	Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$18,542	$50,961	$56,956	$126,459
Commercial	26,193	37,841	49,175	113,209
Construction	27,904	32	—	27,936
Commercial	67,924	29,951	5,224	103,099
Consumer	3,936	4,972	256	9,164
Total gross loans	$144,499	$123,757	$111,611	$379,867

The following table sets forth, as of December 31, 2007, the dollar amount of all loans due after December 31, 2008 and whether such loans had fixed interest rates or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$31,527	$76,390	$107,917
Commercial	14,110	72,906	87,016
Construction	32	—	32
Commercial	17,046	18,129	35,175
Consumer	4,701	527	5,228
Total gross loans	$67,416	$167,952	$235,368

Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”).  Under the original terms of the Company’s non-accrual loans as of December 31, 2007, interest earned on such loans for the year ended December 31, 2007 would have increased interest income by $520,000.

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Total non-accrual loans	$10,037	$3,567	$3,332	$1,145	$1,205
Accruing loans over 90 days past due	—	—	—	—	—
Real estate owned	492	456	749	479	281
Total nonperforming assets	$10,529	$4,023	$4,081	$1,624	$1,486

Total nonperforming loans to total loans, net	2.7%	0.9%	1.2%	0.4%	0.6%
Total nonperforming assets to total assets	1.7%	0.7%	0.9%	0.4%	0.5%
Allowance for loan losses to nonperforming loans	41.5%	113.0%	94.6%	252.8%	192.2%

The Company’s non-accrual loans increased during the latter part of 2007 to $10.0 million as of December 31, 2007, as compared to $3.6 million as of December 31, 2006.  This increase was primarily related to four construction loan relationships totaling $5.1 million as of December 31, 2007.  One of these relationships, comprising $2.4 million, was collected in January of 2008.  Given the collateral associated with these construction loans, the Company does not anticipate any significant loss exposure.  Accordingly, a corresponding increase in the Company’s allowance for loan losses pertaining to these non-accrual construction loans was not considered necessary.  In reviewing the Company’s impaired loans, of which non-accrual loans comprise the majority, $6.5 million of the impaired loans were considered adequately collateralized with no allowance allocated thereon.  As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate and construction relationships.  As discussed in more detail in the “Asset Quality and Distribution” section, we believe the Company’s allowance for loan losses continues to be adequate based on the Company’s evaluation of the loan portfolio’s inherent risk as of December 31, 2007.

IV.                    Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Total gross loans outstanding	$379,867	$383,568	$277,712	$280,360	$216,615

Average net loans outstanding	$380,664	$391,010	$273,507	$266,050	$217,730

Allowance balances (at beginning of year)	4,030	3,151	2,894	2,316	2,565

Provision	255	235	385	460	240

Allowance of merged bank:	—	891	—	352	—

Charge-offs:
Real estate loans:
One-to-four family residential	(16)	(23)	(25)	(63)	(29)
Commercial	—	(55)	—	—	—
Construction	(29)	—	—	—	—
Commercial	(12)	(3)	(37)	(124)	(362)
Consumer	(147)	(258)	(160)	(108)	(162)
	(204)	(339)	(222)	(295)	(553)
Recoveries:
Real estate loans:
One-to-four family residential	4	5	5	16	—
Commercial	—	1	—	—	—
Construction	—	—	—	—	—
Commercial	25	25	59	5	8
Consumer	62	61	30	40	56
	91	92	94	61	64

Net charge-offs	(113)	(247)	(128)	(234)	(489)

Allowance balances (at end of year)	$4,172	$4,030	$3,151	$2,894	$2,316
Allowance for loan losses as a percent of total gross loans outstanding	1.10%	1.05%	1.13%	1.03%	1.07%
Net loans charged off as a percent of average net loans outstanding	0.03%	0.06%	0.05%	0.09%	0.23%

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

	As of December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands)
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
Real estate loans:
One-to-four family residential	$1,189	33.3%	$827	39.4%	$722	41.4%	$570	46.8%	$320	37.9%
Commercial	640	29.8%	823	25.6%	882	28.1%	874	27.5%	763	30.3%
Construction	879	7.4%	834	8.8%	384	4.4%	280	4.0%	196	4.2%
Commercial	1,191	27.1%	1,308	23.7%	941	22.9%	942	18.5%	831	23.1%
Consumer	273	2.4%	238	2.5%	222	3.2%	228	3.2%	206	4.5%
Total	$4,172	100.0%	$4,030	100.0%	$3,151	100.0%	$2,894	100.0%	$2,316	100.0%

The allowance for losses on loans is discussed in more detail in the “Nonperforming Assets” and “Asset Quality and Distribution” sections, we believe the Company’s allowance for loan losses continues to be adequate based on the Company’s evaluation of the loan portfolio’s inherent risk as of December 31, 2007.

V.                                        Deposits

As of December 31, 2007, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $59.0 million.  The following table presents the maturities of these time certificates of deposit at December 31, 2007:

(Dollars in thousands)

3 months or less	$26,829
Over 3 months through 6 months	15,616
Over 6 months through 12 months	11,268
Over 12 months	5,268
Total	$58,981

VI.                                Return on Equity and Assets

	As of or for the years ended December 31,
	2007	2006	2005	2004	2003
Return on average assets	0.90%	1.01%	0.87%	0.98%	1.46%
Return on average equity	10.78%	13.01%	9.04%	9.98%	11.53%
Equity to total assets	8.62%	8.34%	9.48%	9.54%	12.74%
Dividend payout ratio	26.27%	26.27%	37.14%	33.33%	27.63%

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

As part of our general strategy, we may acquire banks and related businesses that we believe provide a strategic fit with our business.  In the past, we have acquired a number of local banks and, to the extent that we continue to grow through future acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

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

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates.  At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates.  As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity.  We measure interest rate risk under various rate scenarios and using specific criteria and assumptions.  A summary of this process, along with the results of our net interest income simulations is presented in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

Real estate lending (including commercial, construction, and residential) is a large portion of our loan portfolio. These categories were $267.6 million, or approximately 70.4% of our total loan portfolio as of December 31, 2007, as compared to $283.2 million, or approximately 73.8%, as of December 31, 2006.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.  In particular, if the problems that have occurred in the residential real estate and mortgage markets spread to the commercial real estate market, particularly within our market area, the value of collateral securing our real estate loans could decline and the demand for our real estate loans could decrease.  We generally have not experienced a downturn in credit performance by our real estate loan customers, but in light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $126.5 million and $151.3 million, or 33.3% and 39.4%, of our loan portfolio at December 31, 2007 and 2006, respectively. These loans are secured primarily by properties located in the state of Kansas.  Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio.  While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio.  This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates.  These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.  Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, has the potential to adversely affect our one-to-four family residential mortgage portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans were $103.1 million, or approximately 27.1% of our total loan portfolio as of December 31, 2007, compared to $90.8 million and 23.7% as of December 31, 2006.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, or machinery.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our agricultural loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2007 and 2006, agricultural real estate loans totaled $6.9 million and $7.0 million, respectively, or 1.8%, of our total loan portfolio.  Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean.  Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2007 and 2006, these loans totaled $34.4 million and $26.2 million, respectively, or 9.1% and 6.8% respectively, of our total loan portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.

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

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses that are inherent in the portfolio.  Additionally, our Board of Directors regularly monitors the adequacy of our allowance for loan loses.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2007 and 2006, our allowance for loan losses as a percentage of total loans was 1.1% and as a percentage of total non-performing loans was approximately 41.5% and 113.0%, respectively.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None

ITEM 2.            PROPERTIES

The Company owns its main office in Manhattan and sixteen branch offices and leases 3 branch offices.  The Company also leases a parking lot for one of the branch offices it owns.  During 2007, the Company purchased its branch in Lawrence that had previously been leased.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II.

ITEM 5.                                                     MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At December 31, 2007, the Company had approximately 1,000 stockholders, consisting of approximately 390 owners of record and approximately 610 beneficial owners of our common stock.  Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years.  Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2007 and 2006.

Year ended December 31, 2007	High	Low	Cash dividends paid
First Quarter	$27.48	$25.48	$0.1810
Second Quarter	$27.10	$25.81	$0.1810
Third Quarter	$27.49	$25.05	$0.1810
Fourth Quarter	$27.00	$24.11	$0.1810

Year ended December 31, 2006	High	Low	Cash dividends paid
First Quarter	$26.67	$23.71	$0.1542
Second Quarter	$26.90	$25.33	$0.1542
Third Quarter	$27.19	$24.10	$0.1542
Fourth Quarter	$28.80	$26.04	$0.1723

Performance Graph

The following graph presents a comparison of the Company’s performance to the indices named below.

It assumes $100 invested on 12/31/2002 with dividends invested on a total return basis.

                                                                                                                                                                Source: SNL

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Landmark Bancorp, Inc.	$100.00	$123.43	$140.22	$131.03	$154.17	$156.04
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60

The following table provides information about purchases by the Company during the quarter ended December 31, 2007, of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may yet be purchased under the plans (1)

October 1-31, 2007	—	$—	—	37,559
November 1-30, 2007	10,000	26.50	10,000	27,559
December 1-31, 2007	7,763	26.52	7,763	19,796
Total	17,763	$26.51	17,763	19,796

(1)                                     In November 2004, our Board of Directors approved the repurchase of 101,700 shares, of our common stock (“2004 Repurchase Program”).  In January 2008, our Board of Directors approved a new stock repurchase program, enabling us to repurchase up to 119,900 shares, or 5% of our outstanding common stock (“2008 Repurchase Program”), following completion of the 2004 Repurchase Program.  Unless terminated earlier by resolution of the Board of Directors, the current repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$606,455	$590,568	$465,110	$442,091	$334,046
Loans	376,157	379,324	274,566	277,414	214,296
Investment securities	164,724	145,884	140,131	133,604	99,746
Cash and cash equivalents	14,739	14,752	21,491	7,845	7,708
Deposits	452,652	444,485	331,273	302,868	253,108
Borrowings	93,088	90,416	85,258	94,571	33,755
Stockholders’ equity	52,296	49,236	44,073	42,169	42,572

Selected Operating Data:
Interest income	$35,551	$34,395	$22,124	$19,949	$17,276
Interest expense	17,868	15,639	8,957	7,000	5,654
Net interest income	17,683	18,756	13,167	12,949	11,622
Provision for loan losses	255	235	385	460	240
Net interest income after provision for loan losses	17,428	18,521	12,782	12,489	11,382
Non-interest income	5,915	6,913	5,056	5,125	4,974
Non-interest expense	16,638	17,345	12,282	11,353	9,229
Earnings before income taxes	6,705	8,089	5,556	6,261	7,127
Income tax expense	1,303	2,079	1,659	2,010	2,275
Net earnings	$5,402	$6,010	$3,897	$4,251	$4,852
Net earnings per share (1):
Basic	$2.22	$2.45	$1.59	$1.69	$1.89
Diluted	2.20	2.44	1.58	1.68	1.87
Dividends per share (1)	0.72	0.63	0.59	0.56	0.51
Book value per common share outstanding (1)	21.78	20.09	17.89	17.21	16.73

Other Data:
Return on average assets	0.90%	1.01%	0.87%	0.98%	1.46%
Return on average equity	10.78%	13.01%	9.04%	9.98%	11.53%
Equity to total assets	8.62%	8.34%	9.48%	9.54%	12.74%
Net interest rate spread (2)	3.15%	3.35%	2.99%	2.99%	3.42%
Net interest margin (2)	3.47%	3.62%	3.26%	3.24%	3.78%
Non-performing assets to total assets	1.74%	0.68%	0.88%	0.37%	0.45%
Non-performing loans to net loans	2.67%	0.94%	1.21%	0.41%	0.56%
Allowance for loan losses to total loans	1.10%	1.05%	1.14%	1.04%	1.07%
Dividend payout ratio	32.70%	26.17%	37.14%	33.33%	27.63%
Number of full service banking offices	20	20	17	16	12

** Our selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements, including the related notes.

(1)   All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2007, 2006, 2005, 2004 and 2003.

(2)   Presented on a taxable equivalent basis, using a 34% federal tax rate.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE PROFILE AND OVERVIEW

Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank.  Landmark Bancorp is listed on the Nasdaq Global Market under the symbol “LARK”.  Landmark National Bank is dedicated to providing quality financial and banking services to its local communities.  Our strategy includes continuing a tradition of quality assets while growing our commercial and commercial real estate loan portfolios.  We are committed to developing relationships with our borrowers and providing a total banking service.

Landmark National Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank borrowings and funds from operations, to originate commercial real estate and non-real estate loans and one-to-four family residential mortgage loans. Landmark National Bank also originates consumer loans, small business loans, multi-family residential mortgage loans and home equity loans.  Although not our primary business function, we do invest in certain investment and mortgage-related securities using deposits and other borrowings as funding sources.

Our results of operations are primarily dependent on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities.

Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans and investments.  Our operating expenses, aside from interest expense, principally consist of compensation and employee benefits, occupancy costs, federal deposit insurance costs, data processing expenses and provisions for potential loan losses.

We are significantly impacted by prevailing economic conditions including federal monetary and fiscal policies and federal regulations of financial institutions.  Deposit balances are influenced by numerous factors such as competing investments, the level of income and the personal rate of savings within our market areas.  Factors influencing lending activities include the demand for housing and the interest rate pricing competition from other lending institutions.

Currently, our business consists of ownership of Landmark National Bank, with its main office in Manhattan, Kansas and nineteen branch offices in eastern, central and southwestern Kansas.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those, which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for income taxes and the accounting related to business acquisitions, all of which involve significant judgment by our management.

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

We report our available for sale investment securities at estimated fair values based on readily ascertainable values which are obtained from independent sources.  Our management performs periodic reviews of the investment securities to determine if any investment securities have declined in value which might be considered other than temporary.  Our most recent review showed that the decrease in fair value of the securities, resulting in an unrealized loss position, was related to changes in interest rates and we do not believe that any of the unrealized losses are related to credit deterioration.  We have the ability and intent to hold these securities until market values recover, including up to the maturity date.  Although we believe that our estimates of the fair values of investment securities to be reasonable, economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

We have completed several business and asset acquisitions, which have generated significant amounts of goodwill and intangible assets and related amortization.  The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by our management.  Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations.  Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed.  If the carrying value of the goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess.  Performing such a discounted cash flow analysis involves the use of estimates and assumptions.  Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including the historical cash flows.  Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, we have identified purchase accounting as a critical accounting policy.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

SUMMARY OF PERFORMANCE.  Net earnings for 2007 decreased $608,000, or 10.6%, to $5.4 million as compared to 2006.  Our decline in earnings for 2007 declined from 2006 primarily due to decreases in both net interest income and non-interest income.

The year ended December 31, 2007 resulted in diluted earnings per share of $2.20 compared to $2.44 for 2006.  Return on average assets was 0.90% for 2007, compared to 1.01% for 2006.  Return on average stockholders’ equity was 10.78% for 2007, compared to 13.01% for 2006.

We distributed a 5% stock dividend for the seventh consecutive year in December 2007.  All per share and average share data in this section reflects the 2007 and 2006 stock dividends.

INTEREST INCOME.  Interest income for 2007 increased $1.2 million, or 3.4%, to $35.6 million from $34.4 million for 2006, primarily as a result of an increase in interest income on investment securities.  Average loans for 2007 decreased to $383.1 million from $393.7 million in 2006.  Despite the decrease in average loans, interest income on loans increased $171,000, or 0.6%, to $28.5 million for 2007, due primarily to an increase in the average yield on loans from 7.20% during 2006 to 7.45% during 2007.  Average investment securities increased from $144.1 million for 2006, to $157.4 million for 2007.  The average yield on our investment securities increased to 5.15% during 2007 from 4.70% during 2006.  As a result of higher balances and yields, interest income on investment securities increased $1.0 million, or 16.2%, to $7.1 million for 2007.

INTEREST EXPENSE.  Interest expense for 2007 increased 14.3%, or $2.2 million, to $17.9 million from $15.6 million for 2006.  Interest expense on deposits increased to $13.5 million, or 23.4%, from $10.9 million in 2006 as average deposits increased from $439.7 million for 2006, to $448.8 million during 2007.  The average rate on our certificates of deposit increased from 3.78% in 2006 to 4.48% in 2007.  This increase was due in part to increased competition for deposits and the repricing of lower rate certificates of deposits.  The higher average deposits allowed us to decrease our average borrowings for 2007 to $94.2 million from $103.8 million for 2006.  Corresponding with the decrease in average borrowings for the comparable periods, interest expense on borrowings decreased $329,000, or 7.0%.  Additionally, offsetting the lower average borrowings were increased interest rates, as the average rate on our borrowings increased from 4.52% in 2006 to 4.63% in 2007.

NET INTEREST INCOME.  Net interest income represents the difference between income derived from interest-earning assets and the expense incurred on interest-bearing liabilities.  Net interest income is affected by both the difference between the rates of interest earned on interest-earnings assets and the rates paid on interest-bearing liabilities (“interest rate spread”) as well as the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income for the year ended December 31, 2007 decreased $1.1 million to $17.7 million compared to the year ended December 31, 2006, a decrease of 5.7%.  This decline in net interest income was due primarily to the increase in our cost of funding outpacing the increase in our yield on interest earning assets, which resulted in our net interest margin, on a tax equivalent basis, declining to 3.47% from 3.62% for 2007 and 2006, respectively.  In the latter part of 2007, as the Federal Reserve lowered interest rates, our loan yields decreased at a faster pace than our deposit costs.  The faster decline in loan yields was largely attributed to increasing competitive pressures resulting from a slowing economy, deteriorating loan pricing, and relatively fewer lending opportunities.  At the same time increasing competition for deposits has limited our ability to lower the costs of deposits as quickly as the loans.

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

The provision for loan losses increased to $255,000 for 2007, compared to $235,000 for 2006.  Our regular review of the loan portfolio prompted the increase in our provision, primarily as a result of decreases in credit quality, slowing economic conditions, increased commercial lending and higher nonperforming asset balances..  At December 31, 2007, the allowance for loan losses was $4.2 million, or 1.1% of gross loans outstanding, compared to $4.0 million, also 1.1% of gross loans outstanding, at December 31, 2006.  For further discussion of the provision for loan losses, refer to the “Asset Quality and Distribution” section.

NON-INTEREST INCOME.  Non-interest income decreased $998,000 or 14.4%, during 2007, to $5.9 million compared to 2006.  This decrease in 2007 was generally the result of certain items recognized during 2006, including $717,000 in gains on the sale of certain assets, primarily our former main banking facility located at 800 Poyntz, Manhattan, Kansas.  These gains in 2006 were partially offset by $300,000 in losses on sale of investments and purchasing higher yielding, longer-term investments during the second quarter of 2006.  Furthering this decline was a decrease in gains on sale of loans of $185,000, or 16.2%, while deposit related income remained stable, declining by $3,000.

NON-INTEREST EXPENSE.  Non-interest expense decreased $706,000, or 4.1%, to $16.6 million for 2007, as compared to 2006.  The decrease in non-interest expense for 2007 resulted primarily from a $498,000 decrease in compensation and benefits, a $114,000 decrease in amortization of intangible assets expense, and the achievement of cost savings resulting from the acquisition of First Manhattan Bancorporation.

INCOME TAXES.  Income tax expense decreased $776,000, or 37.3%, to $1.3 million for 2007, from $2.1 million for 2006.  The decrease in income tax expense for 2007 resulted from a decrease in taxable income during 2007 as compared to 2006 as well as a decline in the effective tax rate for 2007, which decreased to 19.4% from 25.7% for 2006.  The effective tax rate for 2007 was lower than 2006 primarily because of our increase in non-taxable income related to tax exempt municipal investments, higher income on bank owned life insurance and the recognition of $50,000 of previously unrecognized tax benefits.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

SUMMARY OF PERFORMANCE.  Net earnings for 2006 increased $2.1 million, or 54.2%, to $6.0 million as compared to 2005.  Our improved earnings were attributed primarily to our acquisition of FMB along with continued improvement in our net interest margin.  The acquisition allowed for continued growth in non-interest income items such as fees and service charges and gains on sale of loans.  At the same time, we were able to realize cost savings associated with the assimilation of the FMB franchise during 2006.

The year ended December 31, 2006 resulted in diluted earnings per share of $2.44 compared to $1.58 for 2005.  Return on average assets was 1.01% for 2006, compared to 0.87% for 2005.  Return on average stockholders’ equity was 13.01% for 2006, compared to 9.04% for 2005.

We distributed a 5% stock dividend for the sixth consecutive year in December 2006.  All per share and average share data in this section reflects the 2006 and 2005 stock dividends.

INTEREST INCOME.  Interest income for 2006 increased $12.3 million, or 55.5%, to $34.4 million from $22.1 million for 2005.  This increase was primarily the result of the increase in interest earning assets as a result of the acquisition of FMB at the beginning of 2006.  Average loans for 2006 increased to $393.7 million from $275.2 million in 2005.  Interest income on loans increased $11.0 million, or 63.6%, to $28.3 million for 2006.  Also contributing to the higher interest income was an increase in the average yield on loans from 6.30% during 2005 to 7.20% during 2006.  Average investment securities increased from $141.8 million for 2005, to $144.1 million for 2006.  Interest income on investment securities increased $1.3 million, or 26.3%, to $6.1 million for 2006, due to the increase in interest rates which allowed the yields on our investments purchased in 2006 to exceed the yields on the investments which either matured or were sold during the past year.  The average yield on our investment securities increased to 4.70% during 2006 from 3.67% during 2005.

INTEREST EXPENSE.  Interest expense for 2006 increased 74.6%, or $6.7 million, to $15.6 million from $9.0 million for 2005.  Interest expense on deposits increased to $10.9 million, or 96.5%, from $5.6 million in 2005 as average deposits increased from $313.4 million for 2005, to $439.7 million during 2006.  The increase in interest expense on deposits resulted from the addition of approximately $106.8 million in deposits that we acquired through the FMB acquisition, as well as from the repricing of deposits due to the rise in interest rates.  The average rate on our certificates of deposit increased from 2.69% in 2005 to 3.78% in 2006.  Average borrowings for 2006 increased to $103.8 million from $88.6 million for 2005.  The increase in average borrowings related primarily to debt acquired in the FMB acquisition.  Corresponding with the increase in average borrowings for the comparable periods, interest expense on borrowings increased $1.3 million, or 38.6%.  Additionally, contributing to the increase in interest expenses on borrowings were increased interest rates, as the average rate on our borrowings increased from 3.82% in 2005 to 4.52% in 2006.

NET INTEREST INCOME.  Net interest income for the year ended December 31, 2006 increased $5.6 million to $18.8 million compared to the year ended December 31, 2005, an increase of 42.4%.  This increase was due primarily to the higher level of interest earning assets obtained in the acquisition of FMB and an improvement in the net interest margin, on a tax equivalent basis, to 3.62% for 2006 from 3.26% for 2005.  The improvement in our net interest margin was impacted by our balance sheet positioning over the past couple of years, when interest rates were at historical lows, to maintain a short term repricing strategy for our interest earning assets.  This approach allowed our assets to reprice to higher rates at a faster pace than our liabilities repriced during 2006, as short and intermediate rates increased.  Also contributing to the increase was our ability to continue to diversify our loan portfolio through the growth in commercial loans during 2006.  Although the FMB acquisition increased our one-to-four family residential loan totals, our percentage of one-to-four family residential loans declined from 41.4% at December 31, 2005 to 39.5% at December 31, 2006.  This reduction in one-to-four family residential loans was due to normal refinancings and amortization.  Another factor was the restructuring of a part of our investment portfolio whereby we sold some of our lower yielding, short term investments at a loss and purchased longer term investments with higher yields during the middle of 2006.

PROVISION FOR LOAN LOSSES.  The provision for loan losses decreased to $235,000 for 2006, compared to $385,000 for 2005.  Our regular review of the loan portfolio prompted a decrease in our provision, primarily as a result of improvement in the asset quality of the commercial loan portfolio.  At December 31, 2006, the allowance for loan losses was $4.0 million, or 1.1% of gross loans outstanding, compared to $3.2 million, or 1.1% of gross loans outstanding, at December 31, 2005.  For further discussion of the provision for loan losses, refer to the “Asset Quality and Distribution” section.

NON-INTEREST INCOME.  Non-interest income increased $1.9 million or 36.7%, during 2006, to $6.9 million compared to 2005.  This improvement was primarily the result of a $502,000, or 78.6%, increase of gains on sale of loans, and an increase in fees and service charges of $913,000, or 26.9%, both of which are primarily attributable to volume increases associated with the FMB acquisition.  Additionally, total non-interest income included $717,000 in gains recognized from the sale of other assets, primarily from the sale of our previous headquarters located at 800 Poyntz, Manhattan, Kansas.  Also contributing to the increased non-interest income during 2006 was a $308,000 increase in bank owned life insurance income, which resulted from the purchase of additional policies totaling $7.5 million in March 2006.  Partially offsetting these increases were losses of $300,000 on the sale of investment securities during 2006 compared to a gain of $47,000 for 2005.  The losses incurred during 2006 were the result of repositioning our investment portfolio by selling some relatively short term, lower yielding investment securities and purchasing longer term, higher yielding investment securities.  These increases more than offset the $407,000 gain on prepayment of Federal Home Loan Bank borrowings recognized in the third quarter of 2005.

NON-INTEREST EXPENSE.  Non-interest expense increased $5.1 million, or 41.2%, to $17.3 million for 2006, as compared to 2005.  The increase in non-interest expense for 2006 as compared to 2005 resulted primarily from a $2.6 million increase in compensation and benefits, an $812,000 increase in occupancy and equipment, a $580,000 increase in amortization, a $175,000 increase in professional fees and a $182,000 increase in data processing expenses.  These increases were primarily from the impact of the FMB acquisition and the late 2005 acquisition of two branches in Great Bend, Kansas.  While we have made significant progress achieving cost savings by consolidating our personnel, operations and facilities, the impact of the acquisitions included a net increase in personnel, equipment and facilities and the number of accounts being processed.  Also contributing to the increase in non-interest expense was the opening of a new branch location in Topeka, Kansas during August 2006.

INCOME TAXES.  Income tax expense increased $421,000, or 25.4%, to $2.1 million for 2006, from $1.7 million for 2005.  The increase in income tax expense for 2006 resulted from the increase in taxable income during 2006 as compared to 2005.  Offsetting the increase in taxable income was a decline in the effective tax rate for 2006, which decreased to 25.7% from 29.9% for 2005.  The effective tax rate for 2006 was lower than 2005 primarily because we recognized certain previously unrecorded tax benefits due to the resolution of tax uncertainties, along with an increase in non-taxable income related to bank owned life insurance and municipal investments.

AVERAGE ASSETS/LIABILITIES.  The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2007, 2006 and 2005.  This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2007			Year ended December 31, 2006			Year ended December 31, 2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Interest-earning assets:
Investment securities (1)	$157,376	$8,109	5.15%	$144,110	$6,771	4.70%	$141,790	$5,205	3.67%
Loans receivable, net (2)	383,078	28,535	7.45%	393,709	28,345	7.20%	275,183	17,347	6.30%

Total interest-earning assets	540,454	36,644	6.78%	537,819	35,116	6.53%	416,973	22,552	5.41%
Non-interest-earning assets	60,689			59,573			32,347
Total	$601,143			$597,392			$449,320

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Certificates of deposit	$237,831	$10,656	4.48%	$226,963	$8,570	3.78%	$162,442	$4,369	2.69%
Money market and NOW accounts	132,813	2,769	2.08%	131,470	2,287	1.74%	95,010	1,129	1.19%
Savings accounts	27,048	81	0.30%	29,914	90	0.30%	24,520	73	0.30%
FHLB advances and other borrowings	94,171	4,362	4.63%	103,805	4,692	4.52%	88,599	3,386	3.82%

Total interest-bearing liabilities	491,863	17,868	3.63%	492,152	15,639	3.18%	370,571	8,957	2.42%
Non-interest-bearing liabilities	59,146			59,031			35,644
Stockholders’ equity	50,134			46,209			43,105
Total	$601,143			$597,392			$449,320

Interest rate spread (3)			3.15%			3.35%			2.99%
Net interest margin (4)		$18,776	3.47%		$19,477	3.62%		$13,595	3.26%
Tax equivalent interest - imputed		1,093			721			428
Net interest income		$17,683			$18,756			$13,167

Ratio of average interest-earning assets to average interest-bearing liabilities		109.88%			109.28%			112.52%

(1)   Income on investment securities includes all securities and interest bearing deposits in other financial institutions.  Income on tax exempt investment securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

(2)   Includes loans classified as non-accrual.  Income on tax exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

(3)   Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)   Net interest margin represents net interest income divided by average interest-earning assets.

QUARTERLY RESULTS OF OPERATIONS

	Fiscal 2007 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$8,830,732	$9,001,879	$9,085,905	$8,632,573
Interest expense	4,331,532	4,535,424	4,624,993	4,376,263
Net interest income	4,499,200	4,466,455	4,460,913	4,256,310
Provision for loan losses	65,000	60,000	70,000	60,000
Net interest income after provision for loan losses	4,434,200	4,406,455	4,390,912	4,196,310
Non-interest income	1,328,869	1,514,358	1,575,449	1,496,958
Non-interest expense	4,157,393	4,157,779	4,161,454	4,161,738
Earnings before income taxes	1,605,676	1,763,034	1,804,907	1,531,530
Income tax expense	361,056	409,431	367,341	165,255
Net earnings	$1,244,620	$1,353,603	$1,437,566	$1,366,275
Earnings per share(1):
Basic	$0.51	$0.55	$0.59	$0.57
Diluted	$0.50	$0.55	$0.59	$0.56

	Fiscal 2006 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$8,137,331	$8,346,242	$8,837,471	$9,073,397
Interest expense	3,491,944	3,799,355	4,115,091	4,232,494
Net interest income	4,645,387	4,546,887	4,722,380	4,840,903
Provision for loan losses	60,000	15,000	80,000	80,000
Net interest income after provision for loan losses	4,585,387	4,531,887	4,642,380	4,760,903
Non-interest income	1,691,541	1,941,325	1,683,077	1,597,204
Non-interest expense	4,236,854	4,217,154	4,313,570	4,577,030
Earnings before income taxes	2,040,074	2,256,058	2,011,887	1,781,077
Income tax expense	619,160	659,968	548,240	252,087
Net earnings	$1,420,914	$1,596,090	$1,463,647	$1,528,990
Earnings per share(1):
Basic	$0.58	$0.65	$0.60	$0.62
Diluted	$0.58	$0.65	$0.59	$0.62

(1) All per share amounts have been adjusted to give effect to the 5% stock dividend paid during December 2007 and 2006.

FINANCIAL CONDITION

Although the Company has avoided many of the problems caused by the deterioration in residential real estate market values and loan portfolio credit quality, particularly the subprime mortgage sector, the Company’s asset quality and 2007 performance has nonetheless been affected by the softening in economic conditions and turbulence in the housing market.  Management believes that it continues to have a high quality asset base and solid earnings and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

ASSET QUALITY AND DISTRIBUTION.  Total assets increased to $606.5 million at December 31, 2007, compared to $590.6 million at December 31, 2006.  This increase was primarily attributable to increased balances in our investment portfolio.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.

Net loans, excluding loans held for sale, decreased to $376.2 million as of December 31, 2007 from $379.3 million as of December 31, 2006.  The $3.1 million decline in net loans is a result of the refinancings and paydowns in our residential portfolio exceeding our commercial and commercial real estate loan originations.  We have concentrated on generating commercial loans over the past few years and are pleased that this segment of our loan portfolio has grown.  Despite the decrease in total loans, we continued our balance sheet transition with an increase of $21.6 million in commercial and commercial real estate loans, which partially offset a decline of $24.8 million in one to four family residential loans.  This is consistent with our strategy to continue to reduce portfolio reliance on residential mortgage loans, most of which have been acquired in previous acquisitions, and increasing our loan portfolio in the area of commercial lending.  We plan to continue our efforts to grow our commercial and commercial real estate lending activities.   As of December 31, 207, our commercial loans, including commercial real estate loans, comprised 64.3% of our loan portfolio, up from 58.1% at December 31, 2006.  As of December 31, 2007, our one-to-four family residential loans comprised 33.3% of total loans, down from 39.4% at December 31, 2006.  We anticipate continuing to diversify our loan portfolio composition through our continued planned expansion of commercial and commercial real estate lending activities.

Our primary investing activities are the origination of commercial, mortgage and consumer loans and the purchase of investment and mortgage-backed securities.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.  As of December 31, 2007, our residential mortgage loan portfolio consisted of $41.7 million with fixed rates and $84.8 million with variable rates.

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

As of December 31, 2007, loans with a balance of $10.0 million were on non-accrual status, or 2.6% of total loans, compared to a balance of $3.6 million loans on non-accrual status, or 0.9% of total loans, as of December 31, 2006.  The Company’s non-accrual loans increased during the latter part of 2007 to $10.0 million as of December 31, 2007 as compared to $3.6 million as of December 31, 2006.  This increase was primarily related to four construction loan relationships totaling $5.1 million at December 31, 2007.  One of these relationships comprising $2.4 million was collected in January of 2008.  As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate and construction relationships.  The ratio of non-performing assets as a percentage of total assets was 1.74% at December 31, 2007 and 0.68% at December 31, 2006.  Net charge offs were $113,000 for 2007, compared to net charge offs of $248,000 for 2006.

Although the economy appears to have slowed, the outlook of the economy for 2008, however, depends on whether the recent reductions in the federal funds rate stimulate the economy or if the economic slowdown continues.  Based on the outcomes, these events could adversely affect cash flows for both commercial and individual borrowers, as a result of which, we could experience increases in problem assets, delinquencies and losses on loans.  Many financial institutions, including us, have experienced an increase in non-performing assets during the recent economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that the allowance for losses on loans at December 31, 2007, was adequate, however, there can be no assurances that losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

LIABILITY DISTRIBUTION.  Total deposits increased to $452.7 million at December 31, 2007 from $444.5 million at December 31, 2006.  Borrowings decreased $2.7 million to $93.1 million at December 31, 2007 from $90.4 million at December 31, 2006.

Non-interest bearing deposits at December 31, 2007 were $51.0 million, or 11.3% of deposits, compared to $48.4 million, or 10.9% of deposits, at December 31, 2006.  Money market and NOW deposit accounts were 30.8% of the portfolio and totaled $139.6 million at December 31, 2007, compared to $137.3 million, or 30.9% of deposits, at December 31, 2006.  Savings accounts decreased to $25.9 million, or 5.7% of deposits, at December 31, 2007, from $27.7 million, or 6.2% of deposits, at December 31, 2006.  Certificates of deposit increased to $236.2 million, or 52.1% of deposits, at December 31, 2007, from $231.1 million, or 52.0% of deposits, at December 31, 2006.

Certificates of deposit at December 31, 2007 which were scheduled to mature in one year or less totaled $206.0 million.  Historically, maturing deposits have generally remained with Landmark National Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

CASH FLOWS.  During the year ended December 31, 2007, our cash and cash equivalents decreased by $3.0 million.  Our operating activities during 2007 provided net cash of $4.8 million.  We used $16.5 million in investing activities in 2007, primarily from purchasing more investment securities than the amount that matured or prepaid.  Offsetting this was $2.4 million of cash relating to a net decrease in loans.  Our financing activities provided net cash of $8.7 million in financing activities during 2007, primarily due to an $8.3 million increase in our deposits portfolio and $11.1 million borrowed from our FHLB line of credit.  These financing cash inflows were used to retire $3.0 million of FHLB advances, and $1.1 million of net other borrowings, as well as to pay $1.8 million of dividends and purchase $1.4 million of treasury stock.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS.  The following table presents contractual obligations, defined as operating lease obligations and principal payments due on non-deposit obligations with maturities in excess of one year as of December 31, 2007, for the periods indicated.  Unrealized tax benefits related to tax uncertainties which are not more likely than not are not included in the following table as the timing and resolution of these unrealized benefits can not be reasonably estimated.

Contractual cash obligations	Total	One year or less	One to three years	Four to five years	More than five years

Operating leases	$127,597	$63,684	$63,913	$—	$—
Service contracts	3,990,000	1,260,000	2,520,000	210,000	—
FHLB advances	69,026,525	13,100,000	51,516,493	—	4,410,032
Other borrowings	24,061,554	4,678,285	2,887,269	—	16,496,000
Total contractual obligations	$97,205,676	$19,101,969	$56,987,675	$210,000	$20,906,032

LIQUIDITY.  Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2007 and 2006, the carrying value of these liquid assets totaled $179.5 million and $160.6 million, respectively.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U.S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of securities.  At December 31, 2007, we had outstanding FHLB advances of $57.9 million and $11.1 million of borrowings on our line of credit with the FHLB.  At December 31, 2007, our total borrowing capacity with the FHLB, which is based on collateral pledged, was $117.9 million.  We also had other borrowings of $24.1 million at December 31, 2007, which included $16.5 million of subordinated debentures, $2.7 million of long-term debt and $4.9 million in repurchase agreements.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.0 million at December 31, 2007.

At December 31, 2007, we had outstanding loan commitments, excluding standby letters of credit, of $72.3 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

CAPITAL. The Federal Reserve has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under OCC regulations. The regulations provide that such standards will generally be applied on a consolidated (rather than a bank-only) basis in the case of a bank holding company with more than $500 million in total consolidated assets.

At December 31, 2007, we continued to maintain a sound leverage capital ratio of 8.9% and a total risk based capital ratio of 13.4%.  As shown by the following table, our capital exceeded the minimum capital requirements at December 31, 2007 (dollars in thousands):

	Actual Amount	Actual percent	Required percent	Required amount
Leverage	$51,766	8.9%	4.0%	$23,318
Tier 1 capital	$51,766	12.4%	4.0%	$16,660
Total risk based capital	$55,938	13.4%	8.0%	$33,320

At December 31, 2007, Landmark National Bank continued to maintain a sound leverage ratio of 9.1% and a total risk based capital ratio of 13.7%.  As shown by the following table, Landmark National Bank’s capital exceeded the minimum capital requirements at December 31, 2007 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	percent	amount
Leverage	$52,737	9.1%	4.0%	$23,137
Tier 1 capital	$52,737	12.7%	4.0%	$15,863
Total risk based capital	$56,909	13.7%	8.0%	$31,727

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of December 31, 2007 and 2006, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.  We have $16.5 million in trust preferred securities and, in accordance with current capital guidelines, this amount has been included in our Tier 1 capital ratios as of December 31, 2007.  Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

On March 1, 2005, the Board of Governors of the Federal Reserve System issued a final rule regarding the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter standards.  As a result of the final rule, the Federal Reserve will limit the aggregate amount of a bank holding company’s cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of a company’s core capital elements, net of goodwill.  Regulations in place at the time we placed our currently outstanding trust preferred securities did not require the deduction of goodwill.  The rule also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in Tier 2 capital but will be limited, together with subordinated debt and limited-life preferred stock, to 50% of Tier 1 capital.  The final rule provides a five-year transition period for bank holding companies to meet these quantitative limitations.  While management does not anticipate that the final rule will have an impact on the Company when the five-year transition period expires, it is not possible to predict the final impact of the rule on us.

DIVIDENDS

During the year ended December 31, 2007, we paid a quarterly cash dividend of $0.181 per share to our stockholders.   Additionally, we distributed a 5% stock dividend for the seventh consecutive year in December 2007.  The cash dividends have been adjusted to give effect to the 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years.  As of December 31, 2007, approximately $729,000 was available to be paid as dividends to Landmark Bancorp by Landmark National Bank without prior regulatory approval.

Additionally, our ability to pay dividends is limited by the subordinated debentures that are held by two business trusts that we control.  Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.

RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It does not require any new fair value measurements.  The Company adopted this Statement on January 1, 2008.  The adoption of the Statement did not have a material effect on our consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified.  This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee.  The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements.  The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods.  The Company adopted this Statement on January 1, 2008.  The adoption of the Issue did not have a material effect on our consolidated financial statements.

In September 2006, the EITF Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, was ratified.  This EITF Issue addresses accounting for what could be realized as an asset and provides clarification regarding additional amounts included in the contractual terms of an individual policy in determining the amount that could be realized under the insurance contract.  The effects of applying this issue must be recognized through an adjustment to equity or through the retrospective application to all prior periods.  The Company adopted this Statement on January 1, 2008.  The adoption of the Issue did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows companies to elect fair-value measurement of specified financial instruments and warranty and insurance contracts when an eligible asset or liability is initially recognized or when an event, such as a business combination triggers new basis of accounting for that asset or liability.  The election, called the “fair-value option,” will enable some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently.  The election is available for eligible assets or liabilities on a contract-by-contract basis without electing it for identical assets or liabilities under certain restrictions.  The Company adopted this Statement on January 1, 2008.  The adoption of the Statement did not have a material effect on our consolidated financial statements.

In November 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitment Recorded at Fair Value Through Earnings.”  This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  For calendar year companies, this SAB is effective January 1, 2008.  The adoption of SAB 109 did not have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.”  The Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method.  The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Costs incurred to effect the acquisition are to be recognized separately from the acquisition.  Assets and liabilities arising from contractual contingencies and contingent considerations must be measured at fair value as of the acquisition date.  The Statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired.  For calendar year companies, this Statement is applicable to business combinations occurring after January 1, 2009.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations.  For calendar year companies, this Statement is effective January 1, 2009.  We do not expect that adoption of the Statement will have a material effect on our consolidated financial statements.

EFFECTS ON INFLATION

Our consolidated financial statements and accompanying footnotes have been prepared in accordance with U.S. generally accepted accounting principles, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The impact of inflation can be found in the increased cost of our operations because our assets and liabilities are primarily monetary and interest rates have a greater impact on our performance than do the effects of inflation.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assets and liabilities are principally financial in nature and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities.  Interest rates in the financial markets affect our decision on pricing our assets and liabilities which impacts our net interest income, a significant cash flow source for us.  As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity GAP analysis.  We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2007, and forecasting volumes for the twelve month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 and 200 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$000’s change in net interest income	% of net interest income
100 basis point rising	$92	0.5%
200 basis point rising	$85	0.5%
100 basis point falling	$(264)	(1.4)%
200 basis point falling	$(451)	(2.4)%

ASSET/LIABILITY MANAGEMENT

Interest rate “gap” analysis is a common, though imperfect, measure of interest rate risk which measures the relative dollar amounts of interest-earning assets and interest bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment.  The “gap” is the difference between the amounts of such assets and liabilities that are subject to such repricing.  A “positive” gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing during that same period.  In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the cost of its liabilities.  Conversely, the cost of funds for an institution with a positive gap would generally be expected to decline less quickly than the yield on its assets in a falling interest rate environment.  Changes in interest rates generally have the opposite effect on an institution with a “negative” gap.

Following is our “static gap” schedule.  One-to-four family and consumer loans included prepayment assumptions, while all other loans assume no prepayments.  The mortgage-backed securities included published prepayment assumptions, while all other investments assume no prepayments.

Certificates of deposit reflect contractual maturities only.  Money market accounts are rate sensitive and accordingly, a higher percentage of the accounts have been included as repricing immediately in the first period.  Savings and NOW accounts are not as rate sensitive as money market accounts and for that reason a significant percentage of the accounts are reflected in the more than 1 to 5 years category.

We have been successful in meeting the interest sensitivity objectives set forth in our policy.  This has been accomplished primarily by managing the assets and liabilities while maintaining our traditional high credit standards.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING

SCHEDULE (“GAP” TABLE)

As of December 31, 2007

	3 months or less	More than 3 to 12 months	More than 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$23,199	$20,554	$59,867	$61,104	$164,724
Loans	89,789	154,753	124,559	8,779	377,880
Total interest-earning assets	112,988	175,307	184,426	69,883	542,604

Interest-bearing liabilities:
Certificates of deposit	72,898	133,075	29,947	284	236,204
Money market and NOW accounts	19,538	—	120,019	—	139,557
Savings accounts	5,177	—	20,706	—	25,883
Borrowed money	52,171	2,027	33,182	5,708	93,088
Total interest-bearing liabilities	176,203	135,102	228,443	5,992	545,740

Interest sensitivity gap per period	(36,796)	40,205	(19,428)	63,891	47,872
Cumulative interest sensitivity gap	(36,796)	3,409	(16,019)	47,872

Cumulative gap as a percent of total interest-earning assets	(6.8)%	0.6%	(3.0)%	8.8%
Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	75.4%	101.2%	96.7%	109.7%

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-Looking Statements

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

•                  Our ability to successfully integrate acquired businesses.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning us and our business, including other factors that could materially affect our financial results is included in the “Risk Factors” section.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors
Landmark Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri
March 14, 2008

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$14,739,148	$14,751,914
Investment securities:
Available-for-sale, at fair value	155,879,231	137,395,718
Other securities	8,844,950	8,488,450
Loans, net	376,156,608	379,323,581
Loans held for sale	1,723,687	1,364,474
Premises and equipment, net	14,259,172	13,767,075
Goodwill	12,894,167	13,009,167
Other intangible assets, net	3,144,001	4,030,709
Bank owned life insurance	11,634,535	11,144,796
Accrued interest and other assets	7,179,224	7,292,352
Total assets	$606,454,723	$590,568,236

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$51,007,859	$48,397,528
Money market and NOW	139,557,359	137,304,086
Savings	25,882,935	27,702,896
Time, $100,000 and greater	58,980,552	57,558,624
Time, other	177,223,601	173,522,236
Total deposits	452,652,306	444,485,370

Federal Home Loan Bank borrowings	69,026,525	61,920,421
Other borrowings	24,061,554	28,495,643
Accrued interest, taxes, and other liabilities	8,418,200	6,430,787
Total liabilities	554,158,585	541,332,221

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par. Authorized 200,000 shares; none issued	—	—
Common stock, $0.01 par. Authorized 5,000,000 shares; issued 2,409,125 and 2,341,744, at December 31, 2007 and 2006, respectively	24,091	23,417
Additional paid-in capital	24,304,144	22,607,510
Retained earnings	27,493,281	26,758,056
Treasury stock, at cost; 7,763 and 5,000 shares at December 31, 2007 and 2006, respectively	(205,894)	(138,506)
Accumulated other comprehensive income (loss)	680,516	(14,462)
Total stockholders’ equity	52,296,138	49,236,015
Total liabilities and stockholders’ equity	$606,454,723	$590,568,236

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

	Years ended December 31,
	2007	2006	2005
Interest income:
Loans:
Taxable	$28,315,686	$28,183,639	$17,182,314
Tax-exempt	149,121	110,302	111,872
Investment securities:
Taxable	4,675,107	4,450,838	3,901,671
Tax-exempt	2,345,112	1,511,226	818,595
Other	66,063	138,436	110,163
Total interest income	35,551,089	34,394,441	22,124,615
Interest expense:
Deposits	13,505,636	10,947,064	5,571,410
Borrowings	4,362,576	4,691,820	3,385,864
Total interest expense	17,868,212	15,638,884	8,957,274
Net interest income	17,682,877	18,755,557	13,167,341
Provision for loan losses	255,000	235,000	385,000
Net interest income after provision for loan losses	17,427,877	18,520,557	12,782,341

Non-interest income:
Fees and service charges	4,004,770	4,310,495	3,397,050
Gains on sales of loans	955,289	1,140,511	638,780
Gains (losses) on sales of investment securities	—	(300,256)	46,865
Gains on sales of other assets and prepayment of FHLB borrowings	—	716,815	423,959
Bank owned life insurance	473,682	397,720	89,873
Other	481,893	647,862	459,534
Total non-interest income	5,915,634	6,913,147	5,056,061

Non-interest expense:
Compensation and benefits	8,226,676	8,725,051	6,120,365
Occupancy and equipment	2,860,629	2,822,695	2,010,875
Amortization of intangibles	915,503	1,029,424	449,460
Data processing	751,010	724,542	542,780
Professional fees	437,335	497,972	322,587
Advertising	415,020	433,997	401,701
Other	3,032,191	3,110,927	2,434,553
Total non-interest expense	16,638,364	17,344,608	12,282,321
Earnings before income taxes	6,705,147	8,089,096	5,556,081
Income tax expense	1,303,083	2,079,455	1,658,917
Net earnings	$5,402,064	$6,009,641	$3,897,164

Earnings per share:
Basic	$2.22	$2.45	$1.59
Diluted	$2.20	$2.44	$1.58

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at December 31, 2004	$22,322	$19,969,551	$25,228,826	$(3,205,823)	$154,101	$42,168,977
Comprehensive income:
Net income	—	—	3,897,164	—	—	3,897,164
Change in fair value of investment securities available-for-sale and interest-rate swap, net of tax	—	—	—	—	(880,009)	(880,009)
Total comprehensive income	—	—	3,897,164	—	(880,009)	3,017,155
Dividends paid ($0.59 per share)	—	—	(1,444,252)	—	—	(1,444,252)
Stock based compensation	—	97,826	—	—	—	97,826
Exercise of stock options, 12,109 shares, including tax benefit of $37,344	121	233,311	—	—	—	233,432
Purchase of 18 treasury shares	—	—	—	(531)	—	(531)
5% stock dividend, 105,912 shares	—	(432,121)	(2,359,719)	2,791,840	—	—
Balance at December 31, 2005	22,443	19,868,567	25,322,019	(414,514)	(725,908)	44,072,607
Comprehensive income:
Net income	—	—	6,009,641	—	—	6,009,641
Change in fair value of investment securities available-for-sale and interest-rate swap, net of tax	—	—	—	—	711,446	711,446
Total comprehensive income	—	—	6,009,641	—	711,446	6,721,087
Dividends paid ($0.63 per share)	—	—	(1,566,656)	—	—	(1,566,656)
Stock based compensation	—	113,593	—	—	—	113,593
Exercise of stock options, 1,867 shares, including tax benefit of $6,999	19	33,871	—	—	—	33,890
Purchase of 5,000 treasury shares	—	—	—	(138,506)	—	(138,506)
5% stock dividend, 111,286 shares	955	2,591,479	(3,006,948)	414,514	—	—
Balance at December 31, 2006	23,417	22,607,510	26,758,056	(138,506)	(14,462)	49,236,015
Comprehensive income:
Net income	—	—	5,402,064	—	—	5,402,064
Change in fair value of investment securities available-for-sale, net of tax	—	—	—	—	694,978	694,978
Total comprehensive income	—	—	5,402,064	—	694,978	6,097,042
Dividends paid ($0.72 per share)	—	—	(1,768,105)	—	—	(1,768,105)
Stock based compensation	—	118,313	—	—	—	118,313
Exercise of stock options, 2,374 shares, including tax benefit of $7,543	24	48,637	—	—	—	48,661
Purchase of 52,240 treasury shares	—	—	—	(1,435,788)	—	(1,435,788)
5% stock dividend, 114,484 shares	650	1,529,684	(2,898,734)	1,368,400	—	—
Balance at December 31, 2007	$24,091	$24,304,144	$27,493,281	$(205,894)	$680,516	$52,296,138

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$5,402,064	$6,009,641	$3,897,164
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	255,000	235,000	385,000
Amortization of intangibles	915,503	1,029,424	449,460
Depreciation	882,825	854,870	700,789
Stock-based compensation	118,313	113,593	97,826
Deferred income taxes	114,408	1,632,422	879,613
Net gains on sales of investments, premises and equipment and foreclosed assets	(64,651)	(484,106)	(113,032)
Net gain on sales of loans	(955,289)	(1,140,511)	(638,780)
Proceeds from sale of loans	59,436,855	65,404,161	34,325,244
Origination of loans held for sale	(58,840,779)	(64,464,913)	(34,003,672)
Gains on prepayments of FHLB borrowings	—	—	(406,572)
Changes in assets and liabilities:
Accrued interest and other assets	(941,024)	(9,311,653)	(1,523,646)
Accrued expenses, taxes, and other liabilities	1,447,050	(1,498,088)	1,773,946
Net cash provided by (used in) operating activities	7,770,275	(1,620,160)	5,823,340
Cash flows from investing activities:
Net decrease in loans	2,379,082	3,289,992	1,553,190
Maturities and prepayments of investment securities	16,489,910	38,865,258	46,035,450
Net cash received in branch acquisitions	—	—	30,410,720
Net cash paid in FMB acquisition	—	(9,147,605)	—
Purchases of investment securities	(34,279,644)	(50,825,131)	(54,933,641)
Proceeds from sale of investment securities	—	17,943,322	160,235
Proceeds from sales of premises and equipment and foreclosed assets	402,777	2,334,542	445,467
Purchases of premises and equipment, net	(1,517,680)	(3,207,482)	(1,921,843)
Net cash (used in) provided by investing activities	(16,525,555)	(747,104)	21,749,578
Cash flows from financing activities:
Net increase (decrease) in deposits	8,268,603	6,490,795	(4,867,797)
Federal Home Loan Bank advance borrowings	—	—	8,000,000
Federal Home Loan Bank advance repayments	(3,036,768)	(5,536,768)	(20,876,696)
Federal Home Loan Bank line of credit, net	11,100,000	(3,400,000)	(3,500,000)
Proceeds from other borrowings	4,310,000	12,240,984	11,998,000
Repayments on other borrowings	(8,744,089)	(12,495,073)	(3,470,000)
Proceeds from issuance of common stock under stock option plans	41,118	26,891	196,088
Net tax benefit related to stock option plans	7,543	6,999	37,344
Payment of dividends	(1,768,105)	(1,566,656)	(1,444,252)
Purchase of treasury stock	(1,435,788)	(138,506)	(531)
Net cash provided by (used in) financing activities	8,742,514	(4,371,334)	(13,927,844)
Net (decrease) increase in cash and cash equivalents	(12,766)	(6,738,598)	13,645,074
Cash and cash equivalents at beginning of year	14,751,914	21,490,512	7,845,438
Cash and cash equivalents at end of year	$14,739,148	$14,751,914	$21,490,512
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	553,000	896,000	—
Cash paid during the year for interest	17,946,000	14,553,000	8,583,000
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	368,000	293,000	649,000
Branch acquisitions:
Fair value of liabilities assumed	—	—	33,299,000
Fair value of assets acquired	—	—	2,888,000
FMB acquisition:
Fair value of liabilities assumed	—	123,965,000	—
Fair value of assets acquired, including goodwill	—	133,112,000	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)                     Summary of Significant Accounting Policies

(a)                      Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Landmark Bancorp, Inc. (the Company) and its wholly owned subsidiary, Landmark National Bank (the Bank).  All intercompany balances and transactions have been eliminated in consolidation. The Bank, considered a single operating segment, is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate commercial real estate and non-real estate loans, one-to-four family residential mortgage loans, consumer loans, and home equity loans.

(b)                      Investment Securities

The Company has classified its investment securities portfolio as available-for-sale, with the exception of certain investments held for regulatory purposes.  Available-for-sale securities are recorded at fair value, determined principally based on quoted market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity until realized. Purchased premiums and discounts on investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method.  Declines in the fair value of individual securities below their cost that are deemed to be other than temporary result in write-downs of individual securities to their estimated fair value, and a new cost basis is established.  Any such write-downs are included as a component of earnings as realized losses.  Gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

Other investments included in the Company’s investment portfolio are investments acquired for regulatory purposes and borrowing availability and are accounted for at cost.  The cost of such investments represents their redemption value as such investments do not have a readily determinable market value.

(c)                       Loans and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees or costs on originated loans.  Origination fees received on loans held in portfolio and the estimated costs of origination are deferred and amortized to interest income using the interest method.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis.  Net unrealized losses are recognized through a valuation allowance as charges against income.  Origination fees and costs received on such loans are deferred and recognized as a component of the gain or loss on sale.

The Company maintains an allowance to absorb probable loan losses inherent in the portfolio.  The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the current level of nonperforming assets, and current economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining if a loan is impaired include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans with smaller individual balances are collectively evaluated for impairment.  Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures.

The accrual of interest on nonperforming loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well-secured and in process of collection.  Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are evaluated individually and are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

(d)                      Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	10 - 50 years
Furniture, fixtures, and equipment	3 - 15 years
Automobiles	2 - 5 years

Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred.  Gains or losses on dispositions are reflected in operations as incurred.

(e)                       Goodwill and Intangible Assets

Goodwill is not amortized; however, it is tested for impairment.  Goodwill impairment tests are performed at each calendar year end or more frequently when events or circumstances dictate.  The Company’s impairment test performed as of December 31, 2007 indicated that goodwill as of that date was not impaired.

Intangible assets include core deposit intangibles and mortgage servicing rights.  Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value.  Mortgage servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets, primarily one-to-four family real estate loans. Mortgage servicing rights are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are recorded at the lower of amortized cost or fair value, and are evaluated for impairment based upon the fair value of the retained rights as compared to amortized cost.

(f)                         Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns.  The Company adopted FIN 48, on January 1, 2007, in which an income tax position will be recognized only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits.  Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

(g)                      Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(h)                      Comprehensive Income

The Company’s other comprehensive income (loss) consists of unrealized holding gains and losses on available-for-sale securities and an unrealized gain on an interest rate swap (terminated in 2006) as shown below:

	Years ended December 31,
	2007	2006	2005
Unrealized holding gains (losses) on securities and interest rate swap	$1,120,932	$952,255	$(1,372,504)
Less reclassification adjustment for gains (losses) included in income	—	(195,239)	46,865
Net unrealized gains (losses)	1,120,932	1,147,494	(1,419,369)
Income tax expense (benefit)	425,954	436,048	(539,360)
Other comprehensive income (loss)	$694,978	$711,446	$(880,009)

Accumulated other comprehensive income related entirely to available-for-sale investment securities at December 31, 2007 and 2006.

(i)                         Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the date of foreclosure at fair value through a gain or a charge to the allowance for loan losses, establishing a new cost basis.  Subsequent to foreclosure, the Company records a charge to operations if the carrying value of a property exceeds the fair value less estimated costs to sell.  Revenue and expenses from operations and subsequent declines in fair value are included in other non-interest expense in the statement of earnings.

(j)                         Stock Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in note 11.  Prior to January 1, 2006, the Company utilized the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) Statement No. 123, Accounting for Stock-Based Compensation.  SFAS 123 established a fair-value method of accounting for employee stock options or similar equity instruments.  In December 2004, The Financial Accounting Standards Board issued SFAS No. 123(R), Shared-Based Payment.  The revision retains the provisions of fair value recognition in SFAS 123, however also contains additional guidance in several areas including award modifications and forfeitures, measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods.  It also contains additional disclosure requirements.  The Company’s adoption of the revised Statement on January 1, 2006 using the modified prospective method of adoption, was limited to a change in the method of accounting for forfeitures, and did not have a material effect on its consolidated financial statements.

The fair value of stock options awarded to employees is calculated through the use of an option pricing model, which requires subjective assumptions, including future stock price volatility and expected term, which greatly affect the calculated values.  The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options.  The grant date fair value is recognized as compensation expense over the option vesting period, on a straight-line basis, which is typically four or five years.

 (k)                   Earnings per Share

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method using the average market price of the Company’s stock for the respective periods.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect for the 5% stock dividends paid by the Company in December 2007, 2006, and 2005, are shown below:

	Years ended December 31,
	2007	2006	2005
Net earnings available to common shareholders	$5,402,064	$6,009,641	$3,897,164

Weighted average common shares outstanding - basic	2,431,881	2,454,683	2,448,630
Assumed exercise of stock options	18,100	12,251	10,252
Weighted average common shares outstanding - diluted	2,449,981	2,466,934	2,458,882

Net earnings per share
Basic	$2.22	$2.45	$1.59
Diluted	$2.20	$2.44	$1.58

(l)                         Treasury Stock

Purchases of the Company’s common stock are recorded at cost.  Upon reissuance, treasury stock is reduced based upon the average cost basis of total shares held.

(m)                   Cash and cash equivalents

In the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold as segregated in the accompanying consolidated balance sheets.

(n)                      Derivative Financial Instruments

The Company is exposed to market risk, primarily relating to changes in interest rates.  To manage the volatility relating to these exposures, the Company’s risk management policies permit its use of derivative instruments.  The Company uses derivatives on a limited basis mainly to stabilize interest rate margins.  The Company more often manages normal asset and liability positions by altering the terms of the products it offers.

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative financial instruments be recorded on the balance sheet at fair value, with adjustments to fair value recorded in current earnings.  Derivatives that qualify in a hedging relationship are designated, based on the exposure being hedged, as fair value or cash flow hedges.  Under the cash flow hedging model, the effective portion of the change in the gain or loss related to the derivative is recognized as a component of other comprehensive income, net of taxes.  The ineffective portion is recognized in current earnings.  The Company had no derivative financial instruments designated as hedging instruments as of December 31, 2007 and 2006.

The Company enters into interest rate lock commitments on certain mortgage loans, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding.  The Company also has corresponding forward sales contracts related to these interest rate lock commitments.  Both the mortgage loan commitments and the related forward sales contracts are accounted for as derivatives and carried at fair value with changes in fair value recorded in income.

(2)                                 Goodwill and Intangible Assets

The Company’s goodwill and core deposit intangible assets resulted from the acquisition of MNB Bancshares, Inc. (MNB) by Landmark Bancorp, Inc. on October 9, 2001, the acquisition of First Kansas Financial Corporation (First Kansas) on April 1, 2004, the purchase of two branch locations in Great Bend, Kansas on August 19, 2005, and from the acquisition of First Manhattan Bancorporation, Inc. (“FMB”) on January 1, 2006.  Goodwill was reduced by $115,000 in 2007 due to the statute of limitations expiring on certain tax uncertainties acquired from these acquisitions.

The following is an analysis of the changes in core deposit intangible assets:

	Years ended December 31,
	2007		2006		2005
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of period	$5,396,065	$(1,667,478)	$2,818,603	$(774,589)	$1,385,000	$(491,501)
Additions	—	—	2,577,462	—	1,433,603	—
Amortization	—	(794,778)	—	(892,889)	—	(283,088)
Balance at end of period	$5,396,065	$(2,462,256)	$5,396,065	$(1,667,478)	$2,818,603	$(774,589)

The following is an analysis of the changes in mortgage servicing rights:

	Years ended December 31,
	2007		2006		2005
	Cost	Accumulated amortization	Cost	Accumulated amortization	Cost	Accumulated amortization
Balance at beginning of period	$791,840	$(489,718)	$775,666	$(401,467)	$766,891	$(320,559)
Additions	28,795	—	64,458	—	94,239	—
Prepayments/maturities	(50,463)	50,463	(48,284)	48,284	(85,464)	85,464
Amortization	—	(120,725)	—	(136,535)	—	(166,372)
Balance at end of period	$770,172	$(559,980)	$791,840	$(489,718)	$775,666	$(401,467)

The following is estimated amortization expense for the years ending December 31:

Year:	Amount
2008	$817,000
2009	689,000
2010	500,000
2011	402,000
2012	308,000
Thereafter	$428,000

(3)                                 Investment Securities

A summary of investment securities available-for-sale is as follows:

	As of December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. Government and agency	$47,917,353	803,859	(13,679)	48,707,533
Municipal obligations	62,238,749	235,030	(360,395)	62,113,384
Mortgage-backed securities	36,153,501	248,369	(185,881)	36,215,989
Corporate bonds	2,498,234	1,500	(6,789)	2,492,945
Common stocks	746,293	387,093	(11,500)	1,121,886
Other investments	5,227,494	—	—	5,227,494

Total	$154,781,624	1,675,851	(578,244)	155,879,231

	As of December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. Government and agency	$46,723,566	246,621	(338,470)	46,631,717
Municipal obligations	55,140,998	228,981	(306,268)	55,063,711
Mortgage-backed securities	32,525,591	185,324	(487,056)	32,223,859
Corporate bonds	2,522,187	9,313	—	2,531,500
Common stocks	277,713	440,480	(2,250)	715,943
Other investments	228,988	—	—	228,988

Total	$137,419,043	1,110,719	(1,134,044)	137,395,718

The tables above show that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2007.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

	As of December 31, 2007
	Number	Less than 12 months		12 months or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. Government and agency obligations	12	$177,345	(812)	8,760,051	(12,867)	8,937,396	(13,679)
Municipal obligations	96	11,344,918	(182,297)	20,375,941	(178,098)	31,720,859	(360,395)
Corporate bonds	2	1,492,407	(6,789)	—	—	1,492,407	(6,789)
Mortgage-backed securities	40	6,819,368	(40,349)	11,836,832	(145,532)	18,656,200	(185,881)
Common stocks	2	20,850	(4,150)	67,650	(7,350)	88,500	(11,500)

Total	152	$19,854,888	(234,397)	41,040,474	(343,847)	60,895,362	(578,244)

	As of December 31, 2006
	Number	Less than 12 months		12 months or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. Government and agency obligations	30	$4,446,999	(19,430)	22,289,397	(319,049)	26,736,396	(338,470)
Municipal obligations	103	9,933,190	(112,694)	17,927,007	(193,574)	27,860,976	(306,268)
Mortgage-backed securities	49	2,927,288	(70,005)	17,045,301	(417,051)	19,972,589	(487,056)
Common stocks	1	72,750	(2,250)	—	—	72,750	(2,250)

Total	183	$17,380,227	(204,379)	57,261,705	(929,674)	74,642,711	(1,134,044)

The decrease in fair value of the securities in an unrealized loss position is related to interest rate changes.  None of the unrealized losses are related to credit deterioration.  The Company has the intent and ability to hold these securities until market values recover, including up to the maturity date.

Maturities of investment securities at December 31, 2007 are as follows:

	Amortized	Estimated
	cost	fair value
Due in less than one year	$13,653,773	13,651,429
Due after one year but within five years	42,434,277	43,175,617
Due after five years	56,566,286	56,486,816
Mortgage-backed securities, common stock and other investments	42,127,288	42,565,369

Total	$154,781,624	155,879,231

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.  At December 31, 2007, the Company’s mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

	Years ended December 31,
	2007	2006	2005
Realized gains	$—	143,541	47,075
Realized losses	—	(443,797)	(210)

Total	$—	(300,256)	46,865

At December 31, 2007, securities pledged to secure public funds on deposit had a carrying value of approximately $106.6 million.  Except for U. S. government and agency obligations, no investment in a single issuer exceeded 10% of stockholders’ equity.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  The value of the FHLB stock at December 31, 2007 and 2006 was $7.1 million and $6.8 million, respectively and the value of the FRB stock at December 31, 2007 and 2006 was $1.7 million.

(4)                                 Loans

Loans consist of the following:

	December 31,	December 31,
	2007	2006
Real estate loans:
One-to-four family residential	$126,459,081	151,299,911
Commercial	113,209,220	98,314,119
Construction	27,936,176	33,600,313
Commercial loans	103,098,695	90,758,185
Consumer loans	9,164,122	9,595,428

Total	379,867,294	383,567,956

Less:
Deferred loan fees/(costs) and loans in process	(460,981)	214,665
Allowance for loan losses	4,171,667	4,029,710

Loans, net	$376,156,608	379,323,581

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs.  These financial instruments consist principally of commitments to extend credit.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments.  In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements.  The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit.  Unfunded commitments to extend credit, excluding standby letters of credit, aggregated $72.3 million and $63.2 million at December 31, 2007 and 2006, respectively.  Standby letters of credit totaled $2.0 million and $3.0 at December 31, 2007 and 2006, respectively.

The Company is exposed to varying risks associated with concentrations of credit relating primarily to lending activities in specific geographic areas.  The Company’s principal lending area consists of the cities of Manhattan, Auburn, Dodge City, Garden City, Great Bend, Hoisington, Junction City, LaCrosse, Lawrence, Osage City, Topeka, Wamego, Paola, Osawatomie, Louisburg, and Fort Scott, Kansas and the surrounding communities, and substantially all of the Company’s loans are to residents of or secured by properties located in its principal lending area.  Accordingly, the ultimate collectibility of the Company’s loan portfolio is dependent in part upon market conditions in those areas.  These geographic concentrations are considered in management’s establishment of the allowance for loan losses.

A summary of the activity in the allowance for loan losses is as follows:

	Years ended December 31,
	2007	2006	2005
Balance at beginning of year	$4,029,710	3,151,373	2,893,603
Allowance of acquired bank	—	891,374	—
Provision for loan losses	255,000	235,000	385,000
Charge-offs	(203,968)	(339,637)	(222,379)
Recoveries	90,925	91,600	95,149
Balance at end of year	$4,171,667	4,029,710	3,151,373

The following table presents information on impaired loans as of December 31:

	2007	2006
Impaired loans for which an allowance has been provided	$4,782,563	3,567,206
Impaired loans for which no allowance has been provided	6,502,312	—
Total impaired loans	$11,284,875	3,567,206
Allowance related to impaired loans	$1,706,648	274,000

Under the original terms of the Company’s impaired loans as of December 31, 2007, interest earned on such loans for the year ended December 31, 2007 would have increased interest income by $520,000.  There were no loans 90 days delinquent and still accruing interest at December 31, 2007 and 2006.  Average impaired loans were $5.7 million for 2007, $4.2 million for 2006, and $2.0 million for 2005.

The Company provides servicing on loans for others with outstanding principal balances of $91.0 million and $101.8 million at December 31, 2007 and 2006, respectively.  Gross service fee income related to such loans was $243,000, $266,000, and $276,000 for the years ended December 31, 2007, 2006, and 2005, respectively, and is included in fees and service charges in the consolidated statements of earnings.

The Company had loans to directors and officers at December 31, 2007 and 2006, which carry terms similar to those for other loans.  Management believes such outstanding loans do not represent more than a normal risk of collection.  A summary of such loans is as follows:

Balance at December 31, 2006	$7,325,065
New loans	7,674,013
Repayments	(7,702,917)
Balance at December 31, 2007	$7,296,161

(5)                                 Premises and Equipment

Premises and equipment consisted of the following:

	As of December 31,
	2007	2006
Land	$3,787,696	3,302,696
Office buildings and improvements	11,379,922	10,870,636
Furniture and equipment	5,833,346	5,636,132
Automobiles	263,509	263,509
Total	$21,264,473	20,072,973
Less accumulated depreciation	7,005,301	6,305,898
Total	$14,259,172	13,767,075

The Company has multi-year operating lease agreements for several of its branch locations.  The following table includes the Company’s minimum lease commitments for the years ending December 31:

Year	Amount
2008	$63,684
2009	57,753
2010	6,160
2011	—
2012	—
Total	$127,597

Total rent expense for the years ended December 31, 2007, 2006 and 2005 was $152,000, $188,000 and $134,000, respectively, and was included in occupancy and equipment on the consolidated statements of earnings.

(6)                                 Deposits

Maturities of time deposits were as follows at December 31, 2007:

Year	Amount
2008	$205,972,685
2009	14,360,801
2010	10,896,406
2011	1,919,166
2012	2,416,735
Thereafter	638,360
Total	$236,204,153

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities.  These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in operation of the banks.  The minimum reserve requirements for the Bank totaled $25,000 at December 31, 2007.

(7)                                 Federal Home Loan Bank Borrowings

Advances from the FHLB, excluding line of credit advances, at December 31, 2007 and 2006, amounted to $57,926,525 and $61,920,421, respectively.  Maturities of such borrowings at December 31, 2007, are summarized as follows:

Year ending December 31,	Amount	Rates
2008	$2,000,000	4.74%
2009	35,933,554	2.95% - 5.85%
2010	15,582,939	2.72% - 4.80%
2011	—	—
2012	—	—
Thereafter	4,410,032	3.81% - 6.46%
Total	$57,926,525

Included in the table above are $20.0 million in advances with the FHLB which have a variable rate, tied to one-month short-term advance rate, adjustable monthly, and mature in 2009 with no prepayment penalties.  All of the Bank’s remaining advances with the FHLB have fixed rates and prepayment penalties.  However, certain borrowings contain a conversion option at which on certain dates the FHLB may exercise an option to convert the borrowing to a variable rate equal to the FHLB one month short-term advance rate, adjustable monthly.  The Bank would then have the option to prepay the advances without penalty.  The Bank may refinance the advance at each respective reset date if the FHLB first exercises its option to convert the fixed-rate borrowing.

Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were $11.1 million of outstanding borrowings as of December 31, 2007.  There were no outstanding borrowings at December 31, 2006.  Interest on any outstanding balances on the line of credit accrues at the federal funds market rate plus 0.15% (4.67% at December 31, 2007).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2007 and 2006, the Bank’s total borrowing capacity with the FHLB was approximately $117.9 million and $120.8 million, respectively.

(8)                                 Other Borrowings

In 2003, the Company issued $8.2 million of subordinated debentures.  These debentures, which are due in 2034 and are redeemable beginning in 2009, were issued to a wholly owned grantor trust (“the Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust.  The Trust then invested the gross proceeds of such preferred securities in the debentures.  The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly.  Interest accrues at LIBOR plus 2.85%.  The interest rates at December 31, 2007 and 2006 were 7.83% and 8.23%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures.  These debentures, which are due in 2036 and are redeemable beginning in 2011, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II.  Trust II then invested the gross proceeds of such preferred securities in the debentures.  Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly.  Interest accrues at LIBOR plus 1.34% on $5.2 million of the subordinated debentures, while the remaining $3.0 million of the subordinated debentures has a fixed rate of 6.17%.  The blended interest rate at December 31, 2007 and 2006 were 6.27% and 6.50%, respectively.

While these Trusts are accounted for as unconsolidated equity investments under the requirements of Financial Accounting Interpretation No. 46R, Consolidation of Variable Interest Entities, a portion of the trust preferred securities issued by the Trust qualifies as Tier 1 Capital for regulatory purposes.

The Company has an $8.3 million line of credit from an unrelated financial institution maturing on March 31, 2009, with an interest rate that adjusts daily based on the prime rate less 0.75%.  This line of credit has covenants specific to capital and other ratios, which the Company was in compliance with at December 31, 2007.  The outstanding balance of the line of credit at December 31, 2007 and 2006, was $2.7 million and $4.7 million, respectively, and is included in other borrowings.  The Company had an interest rate swap in place effectively fixing the interest rate on $3.0 million of the variable rate term debt to a fixed rate of 5.68%.  Net amounts paid or received under the swap were accounted for on an accrual basis and recognized as a component of interest expense.  During 2006 and 2005, this agreement reduced our interest expense by $54,000 and $0, respectively.  The Company applied cash flow hedge accounting to the interest rate swap before terminating the instrument in 2006.  Upon termination, the fair value of the swap of $105,000 was reclassified from accumulated other comprehensive income (loss), net of taxes, and recorded in other income.  Additionally, the Bank had $4,880,554 and $7,269,643 in repurchase agreements outstanding and included in other borrowings at December 31, 2007 and 2006.

(9)                                 Income Taxes

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Unrecognized tax benefits represent tax positions for which reserves have been established.  The Company’s adoption of FIN 48 did not have any effect on its consolidated financial statements.  As of the date of adoption, our gross unrecognized tax benefits totaled approximately $970,000.  The anticipated amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate was $581,000 as of January 1, 2007.  We also had accrued interest and penalties of $193,000, as of January 1, 2007.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$970,000
Gross increases to current year tax positions	291,000
Gross decreases to prior year’s tax positions	(21,000)
Lapse of statute of limitations	(388,000)
Unrecognized tax benefits balance at December 31, 2007	$852,000

Tax years that remain open and subject to audit include the years 2004 through 2007 for both federal and state.  During 2007 we recognized $388,000 of previously unrecognized tax benefits.  Our gross unrecognized tax benefits balance of $852,000, at December 31, 2007, would favorably impact our effective tax rate by $563,000 if recognized.  As of December 31, 2007 we have accrued interest and penalties of $190,000.  We believe that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $210,000 is possible during the next 12 months.

Income tax expense attributable to income from operations consisted of:

	Years ended December 31,
	2007	2006	2005
Current:
Federal	$1,084,999	510,747	649,306
State	103,676	(63,714)	129,998
Total current	1,188,675	447,033	779,304

Deferred:
Federal	109,810	1,446,828	758,499
State	4,598	185,594	121,114
Total deferred	114,408	1,632,422	879,613

Income tax expense	$1,303,083	2,079,455	1,658,917

Total income tax expense, including amounts allocated directly to stockholders equity, was as follows:

	Years ended December 31,
	2007	2006	2005
Income tax from operations	$1,303,083	2,079,455	1,658,917
Stockholders’ equity, recognition of tax benefit for stock options exercised	(7,543)	(6,999)	(37,344)
Stockholders’ equity, recognition of unrealized (losses)/gains on available-for-sale securities and interest rate swap	425,955	436,047	(539,360)
	$1,721,495	2,508,503	1,082,213

The reasons for the difference between actual income tax expense and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

	Years ended December 31,
	2007	2006	2005
Computed “expected” tax expense	$2,279,750	2,750,293	1,889,067
Increase (reduction) in income taxes resulting from:
Tax-exempt interest income, net	(717,012)	(479,686)	(294,489)
Bank owned life insurance	(159,802)	(139,138)	(26,078)

State income taxes, net of federal benefit	71,220	78,831	170,015
Investment tax credits	(115,995)	(130,000)	(125,000)
Other, net	(55,078)	(845)	45,402
	$1,303,083	2,079,455	1,658,917

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

	December 31,	December 31,
	2007	2006
Deferred tax assets:
FHLB advances	$515,607	841,031
Loans, including allowance for loan losses	1,105,739	713,572
Unrealized loss on investment securities available-for-sale	—	8,863
Net operating loss carry forwards	862,154	1,032,428
Federal alternative minimum tax credit carryforward	699,759	554,733
Deferred compensation arrangements	306,879	324,622
State taxes	248,034	233,059
Accrued expenses	8,284	36,016
Other, net	11,172	—
Total deferred tax assets	3,757,628	3,744,324
Less valuation allowance	263,403	181,510

Net deferred tax assets	3,494,225	3,562,814

Deferred tax liabilities:
FHLB stock dividends	904,926	785,144
Investments	13,205	40,871
Intangible assets	617,511	813,853
Premises and equipment, net of depreciation	888,255	721,934
Unrealized gain on investment securities available-for-sale	417,091	—
Other, net	—	7,413
Total deferred tax liabilities	2,840,988	2,369,215

Net deferred tax asset	$653,237	1,193,599

The Company has deferred taxes for temporary differences related to fair value adjustments on loans, investment securities, and FHLB advances related to previous acquisitions.  In addition, the Company has also recorded a deferred tax asset for future benefits of net operating losses and alternative minimum tax credit carry forwards.  The net operating loss carry forwards will expire, if not utilized.  As a result of the FMB acquisition, the Company has $1.5 million of federal net operating loss carry forwards as of December 31, 2007, which expire in 2026.  As a result of the First Kansas and FMB acquisitions, the Company has $2.8 million of Kansas privilege tax net operating loss carry forwards as of December 31, 2007, which expire between 2012 and 2015.  The Company also has Kansas corporate net operating loss carry forwards totaling $5.4 million as of December 31, 2007, which expire between 2008 and 2017.  The alternative minimum tax credit carry forward does not expire and totaled $47,000 as of December 31, 2007.  The Company has recorded a valuation allowance to reduce certain Kansas corporate net operating loss carry forwards which expire at various times through 2017.  The increase in the valuation allowance is related to additional net operating loss carry forwards generated during 2007.  At December 31, 2007 and 2006, the Company believes it is more likely than not that these items will not be realized.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Retained earnings at December 31, 2007 and 2006, includes approximately $6.3 million for which no provision for federal income tax had been made.  This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only.  Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

(10)                          Employee Benefit Plans

Employee Retirement Plan

Substantially all employees are covered under a 401(k) defined contribution savings plan. Contributions of $269,000, $253,000 and $190,000 were expensed for the years ended December 31, 2007, 2006, and 2005, respectively.

Deferred Compensation and Retirement Agreements

The Company entered into deferred compensation and other retirement agreements with certain key employees that provides for cash payments to be made after their retirement.  The obligations under these arrangements have been recorded at the present value of the accrued benefits.  The Company has also entered into agreements with certain directors to defer portions of their compensation.  The balance of estimated accrued benefits under all of these arrangements was $940,000 and $987,000 at December 31, 2007 and 2006, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets.  To assist in funding benefits under each of these plans, the Bank has purchased certain assets including life insurance policies on covered employees in which the Bank is the beneficiary.  At December 31, 2007 and 2006, the cash surrender values on these policies established to meet such obligations were $3.5 million and $3.3 million, respectively.

In addition to these policies the Bank purchased $7.5 million of bank owned life insurance policies during 2006, which had a cash surrender value of $8.1 million and $7.8 million at December 31, 2007 and 2006, respectively.  These policies are not related to deferred compensation or other retirement agreements.

(11)                          Stock Option Plan

The Company has a stock based employee compensation plan which allows for the issuance of stock options, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company.  The plan is administered by the compensation committee of the board of directors who selects employees to whom options are granted and the number of shares granted.  The option price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the grant date.  In the case of any employee who owns more than 10% of the outstanding common stock at the time the option is granted, the option price may not be less than 110% of the fair market value of the shares on the date of the grant, and the option shall not be exercisable after the expiration of ten years from the grant date.  The Company intends to utilize authorized, but un-issued shares to satisfy option exercises.  The number of shares available for future grants under the plan was 187,029 at December 31, 2007.  Compensation expense is recognized over the option vesting period, which is typically pro-rata over four or five years.  The stock-based compensation cost related to these awards was $118,000, $114,000 and $98,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  The Company recognized tax benefits of $31,000, $24,000 and $14,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options on date of grant.  The Black-Scholes model is a closed-end model that uses the assumptions outlined below.  Expected volatility is based on historical volatility of the Company’s stock.  The Company uses historical exercise behavior and other qualitative factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding.  The risk-free rate for the expected term is based on U.S. Treasury rates in effect at the time of grant.

The Company did not grant any equity awards in 2007.  The fair value of options granted were estimated utilizing the following weighted average assumptions:

	Years ended December 31,
	2007	2006	2005
Dividend rate	n/a	5.0%	4.8%
Volatility	n/a	19.1%	18.0%
Risk-free interest rate	n/a	4.9%	4.3%
Expected lives	n/a	5 years	5 years
Fair value per option at grant date	n/a	$3.55	$3.40

A summary of option activity during 2007 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2007	246,226	$24.18	7.74 years	n/a
Granted	—	—	—	n/a
Effect of 5% stock dividend	11,975	—	—	n/a
Forfeited/expired	(6,639)	$24.82	—	n/a
Exercised	(2,374)	$17.32	—	n/a
Outstanding at December 31, 2007	249,188	$23.05	6.80 years	$623,000
Exercisable at December 31, 2007	133,412	$21.80	5.90 years	$500,000
Vested and expected to vest at December 31, 2007	239,121	$22.99	6.77 years	$611,000

Additional information about stock options exercised is presented below:

	Years ended December 31,
	2007	2006	2005
Intrinsic value of options exercised (on exercise date)	$22,185	$23,584	$109,836
Cash received from options exercised	$41,118	$26,891	$196,088
Excess tax benefit realized from options exercised	$7,543	$6,999	$37,344

As of December 31, 2007, there was $222,000 of total unrecognized compensation cost related to outstanding unvested options.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.  The total fair value (at vest date) of shares vested during the years ended December 31, 2007, 2006 and 2005 was $295,000, $111,000 and $98,000, respectively.

(12)          Fair Value of Financial Instruments

Fair value estimates of the Company’s financial instruments as of December 31, 2007 and 2006, including methods and assumptions utilized, are set forth below:

	December 31, 2007		December 31, 2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents	$14,739,148	14,739,000	14,751,914	14,752,000
Investment securities	164,724,181	164,724,000	145,884,168	145,884,000
Loans, net of unearned fees and allowance for loan losses	376,156,608	377,189,000	379,323,581	377,595,000
Loans held for sale	1,723,687	1,764,000	1,364,474	1,384,000
Mortgage servicing rights	210,192	1,035,000	302,122	994,000
Non-interest bearing demand deposits	51,007,859	51,008,000	48,397,528	48,398,000
Money market and NOW deposits	139,557,359	139,557,000	137,304,086	137,304,000
Savings deposits	25,882,935	25,883,000	27,702,896	27,703,000
Time deposits	236,204,153	237,176,000	231,080,860	231,348,000
Total deposits	452,652,306	453,624,000	444,485,370	444,753,000
FHLB advances	69,026,525	70,653,000	61,920,421	60,414,000
Other borrowings	$24,061,554	25,034,000	28,495,643	28,496,000

Off-Balance Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements.  The aggregate of these fees is not material.  These instruments are also discussed in note 16 on “Commitments, Contingencies and Guarantees.”

Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents, repurchase agreements, federal funds sold, and accrued interest receivable and payable are considered to approximate fair value.

The estimated fair value of investment securities, except certain obligations of states and political subdivisions, is based on bid prices published in financial newspapers or bid quotations received from securities dealers.  The fair value of certain obligations of states and political subdivisions is not readily available through market sources other than dealer quotations, so fair value estimates are based upon quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

The estimated fair value of the Company’s loan portfolio is based on the segregation of loans by collateral type, interest terms, and maturities.  In estimating the fair value of each category of loans, the carrying amount of the loan is reduced by an allocation of the allowance for loan losses.  Such allocation is based on management’s loan classification system, which is designed to measure the credit risk inherent in each classification category.  The estimated fair value of performing variable rate loans is the carrying value of such loans, reduced by an allocation of the allowance for loan losses.  The estimated fair value of performing fixed rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan, reduced by an allocation of the allowance for loan losses.  The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.  The fair value for nonperforming loans is the estimated fair value of the underlying collateral based on recent external appraisals or other available information, which generally approximates carrying value, reduced by an allocation of the allowance for loan losses.

The fair value of loans held for sale is estimated utilizing forward sales commitments or dealer quotations.

The fair value of the mortgage servicing rights is estimated based upon the net present value of the estimated future cash flows associated with servicing the underlying loans.  The discount rate is estimated using current market rates while the cash flows are based on current market prepayment estimates.

The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, money market accounts, and NOW accounts, is equal to the amount payable on demand.  The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value of advances from the FHLB is estimated using current rates offered for similar borrowings.  The fair values of other borrowings is estimated using current rates offered for similar borrowings.

Limitations

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

(13)              Regulatory Capital Requirements

Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered “adequately capitalized.”  As of December 31, 2007 and 2006, the Company and the Bank were rated “well capitalized,” which is the highest rating available under this capital-based rating system. Management believes that as of December 31, 2007, the Company and the Bank meet all capital adequacy requirements to which they are subject.  The following is a comparison of the Company’s regulatory capital to minimum capital requirements at December 31, 2007 and 2006, (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Leverage	$51,766	8.88%	$23,318	4.0%	$29,147	5.0%
Tier 1 Capital	$51,766	12.43%	$16,660	4.0%	$24,990	6.0%
Total Risk Based Capital	$55,938	13.43%	$33,320	8.0%	$41,650	10.0%

As of December 31, 2006
Leverage	$48,899	8.43%	$23,204	4.0%	$29,005	5.0%
Tier 1 Capital	$48,899	12.30%	$15,898	4.0%	$23,848	6.0%
Total Risk Based Capital	$53,008	13.34%	$31,797	8.0%	$39,746	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at December 31, 2007 and 2006 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Leverage	$52,737	9.08%	$23,233	4.0%	$29,041	5.0%
Tier 1 Capital	$52,737	12.69%	$16,625	4.0%	$24,937	6.0%
Total Risk Based Capital	$56,909	13.69%	$33,250	8.0%	$41,562	10.0%

As of December 31, 2006
Leverage	$51,710	8.94%	$23,137	4.0%	$28,921	5.0%
Tier 1 Capital	$51,710	13.04%	$15,863	4.0%	$23,795	6.0%
Total Risk Based Capital	$55,740	14.05%	$31,727	8.0%	$39,659	10.0%

(14)              Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2007 and 2006, and for years ended December 31, 2007, 2006, and 2005 (in thousands):

Condensed Balance Sheets

	As of December 31,
Assets	2007	2006
Cash	$20	55
Investment securities	1,470	1,077
Investment in Bank	69,034	68,193
Other	1,412	1,618
Total assets	$71,936	70,943
Liabilities and stockholders’ equity
Borrowed funds	$19,181	21,226
Other	459	481
Stockholders’ equity	52,296	49,236
Total liabilities and stockholders’ equity	$71,936	70,943

Condensed Statements of Earnings

	Years ended December 31,
	2007	2006	2005
Dividends from Bank	$6,507	6,258	4,457
Interest income	73	66	43
Other income	7	255	53
Interest expense	(1,575)	(1,654)	(770)
Other expense, net	(176)	(188)	(189)
Earnings before equity in undistributed earnings of Bank	4,836	4,737	3,594
(Decrease)/increase in undistributed equity of Bank	(18)	741	6
Earnings before income taxes	4,818	5,478	3,600
Income tax benefit	(584)	(532)	(297)
Net earnings	5,402	6,010	3,897

Condensed Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$5,402	6,010	3,897
Decrease/(increase) in undistributed equity of Bank	18	(741)	(6)
Other	208	(59)	(1,247)
Net cash provided by operating activities	5,628	5,210	2,644

Cash flows from investing activities:
Purchase of investment securities	(455)	(3)	(112)
Proceeds from sales and maturities of investment securities	—	165	160
Cash paid in acquisitions	—	(13,080)	—
Net cash (used in) provided by investing activities	(455)	(12,918)	48

Cash flows from financing activities:
Issuance of shares under stock option plan	41	27	196
Proceeds from other borrowings	4,310	9,772	9,998
Repayments on other borrowings	(6,355)	(8,342)	(3,470)
Purchase of treasury stock	(1,436)	(138)	(1)
Payment of dividends	(1,768)	(1,567)	(1,444)
Net cash (used in) provided by financing activities	(5,208)	(248)	5,279
Net (decrease)/increase in cash	(35)	(7,956)	7,971
Cash at beginning of year	55	8,011	40
Cash at end of year	$20	55	8,011

Dividends paid by the Company are provided through  dividends from the Bank. At December 31, 2007, the Bank could distribute dividends of up to $729,000 without regulatory approvals.

(15)              Stockholders’ Rights Plan

On October 11, 2001, the Company’s board of directors adopted a stockholders’ rights plan (the Rights Plan).  The Rights Plan provided for the distribution of one right on February 13, 2002, for each share of the Company’s outstanding common stock as of February 1, 2002.  The rights have no immediate economic value to stockholders, because they cannot be exercised unless and until a person, group or entity acquires 15% or more of the Company’s common stock or announces a tender offer.  The Rights Plan also permits the Company’s board of directors to redeem each right for one cent under various circumstances.  In general, the Rights Plan provides that if a person, group or entity acquires a 15% or larger stake in the Company or announces a tender offer, and the Company’s board of directors chooses not to redeem the rights, all holders of rights, other than the 15% stockholder or the tender offeror, will be able to purchase a certain amount of the Company’s common stock for half of its market price.

(16)              Commitments, Contingencies and Guarantees

Commitments to extend credit are legally binding agreements to lend to a borrower providing there are no violations of any conditions established in the contract.  The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance commercial and standby letters of credit.  As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements (see Note 4).

The Company guarantees payments to holders of certain trust preferred securities issued by wholly owned grantor trusts.  The securities are due in 2034 and 2036 and are redeemable beginning in 2009 and 2011. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $48.2 million at December 31, 2007.  At December 31, 2007, the Company had a recorded liability of $16.7 million of principal and accrued interest to date, representing amounts owed to the Trust.

There are no pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to the Company’s business.  While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial position or results of operations.

(17)              Acquisitions

On January 1, 2006, the Company completed the acquisition of all of the outstanding shares of FMB.  FMB’s subsidiary thrift was merged into the Company’s wholly-owned subsidiary, Landmark National Bank, immediately following the acquisition.  This acquisition expanded our market share in Manhattan and further expanded the Company’s presence in higher-growth market areas.  At December 31, 2005, FMB had total assets of $128.9 million, including loans and deposits of $109.4 million and $106.8 million, respectively.  The Company paid cash of $12.9 million for all of the outstanding stock of FMB.  In connection with the acquisition, the Company recognized core deposit intangible assets of $2.6 million, which are being amortized on an accelerated basis over the estimated remaining economic useful life of the depositors of 10 years.  The acquisition cost in excess of the net assets and identifiable intangible assets acquired, has been recorded as goodwill of $5.5 million, none of which is deductible for tax purposes.

The accompanying consolidated financial statements for the year ended December 31, 2006 included the accounts of the Company and, commencing January 1, 2006 FMB.  Unaudited pro forma consolidated operating results, for the year ended December 31, 2005, as if the acquisition was consummated January 1, 2005, is as follows (in thousands, except per share data):

Revenue	$29,378
Net earnings	4,101
Basic earnings per share	$1.75
Diluted earnings per share	1.75

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended).  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2007.  In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the  Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Election of Directors” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 21, 2008 (the “2008 Proxy Statement”).

Section 16(a) of the Exchange Act requires that the Company’s executive officers, directors and persons who own more than 10% of their Company’s common stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company’s shares of common stock are traded.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on the Company’s review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2007.

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	55	President and Chief Executive Officer

Mark A. Herpich	40	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank

Patrick L. Alexander	55	President and Chief Executive Officer

Mark A. Herpich	40	Executive Vice President and Chief Financial Officer

Michael E. Scheopner	46	Executive Vice President, Credit Risk Manager

Dean R. Thibault	56	Executive Vice President, Commercial Banking

Larry R. Heyka	61	Market President, Manhattan Region

Mark J. Oliphant	55	Market President, Southwest Kansas Region

Bradly L. Chindamo	39	Market President, Eastern Kansas Region

ITEM 11.               EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation” of the 2008 Proxy Statement.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2008 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2007 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

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

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	249,188	$23.05	187,029

Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Total	249,188	$23.05	187,029

(1) Includes options assumed by the Company in 2001 in connection with the mergers of Landmark Bancshares, Inc. and MNB Bancshares, Inc. with the Company.  At the time of the mergers, there were options issued under the previous companies’ plans, each of which was approved by stockholders of the respective company at the time of their adoption.  All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger.  As of December 31, 2007, there were options outstanding for an aggregate of 24,264 shares of the Company’s common stock under the prior plans with a weighted average exercise price of $12.09.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Transactions with Directors, Officers and Associates” and “Corporate Governance and Board of Directors” of the 2008 Proxy Statement.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Independent Registered Public Accounting Firm” of the 2008 Proxy Statement.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(a)1 and 2.  Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2007 and 2006

Consolidated Statements of Earnings — Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows — Years ended December 31, 2007, 2006 and 2005

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

SIGNATURE		TITLE

/s/ Patrick L. Alexander	March 14, 2008	President, Chief Executive Officer and Director
Patrick L. Alexander	Date

/s/ Larry L. Schugart	March 14, 2008	Chairman of the Board, Director
Larry L. Schugart	Date

/s/ Richard A. Ball	March 14, 2008	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 14, 2008	Director
Brent A. Bowman	Date

/s/ Joseph L. Downey	March 14, 2008	Director
Joseph L. Downey	Date

/s/ Jim W. Lewis	March 14, 2008	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 14, 2008	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 14, 2008	Director
Susan E. Roepke	Date

/s/ C. Duane Ross	March 14, 2008	Director
C. Duane Ross	Date

/s/ David H. Snapp	March 14, 2008	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file no. 000-33203)

3.2	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

4.1	Form of stock certificate	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.6	Rights Agreement between the Company and Landmark National Bank	the registrant’s Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000-33203)

10.7	Indenture dated as of December 19, 2003 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2003, filed with the Commission on March 30, 2004 (SEC file no. 000-33203)

10.8	Form of employment agreement between Mark J. Oliphant and the Company	the registrant’s Form 8-K filed with the Commission on March 9, 2005 (SEC file no. 000-33203)

10.9	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.10	Landmark Bancorp, Inc. Bonus/Profit Sharing Plan		X

10.11	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.12	2001 Stock Incentive Plan	The registrant’s Registration Statement on form S-8 filed with the Commission on February 11, 2003

10.13	Indenture dated as of December 30, 2005 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2005, filed with the Commission on March 29, 2006 (SEC file no. 000-33203)

13.1	Letter to Shareholders and Corporate Information included in 2007 Annual Report to Shareholders		X

21.1	Subsidiaries of the Company		X

23.1	Consent of KPMG LLP		X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X