Form 10-Q
period 2008-03-31
LANDMARK BANCORP INC
filed 2008-05-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  as of April 30, 2008, the Registrant had outstanding 2,268,959 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

ITEM 1.  FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,568,070	$14,739,148
Investment securities:
Available for sale, at fair value	155,442,412	155,879,231
Other securities	8,913,650	8,844,950
Loans, net	378,753,777	376,156,608
Loans held for sale	2,761,368	1,723,687
Premises and equipment, net	14,349,803	14,259,172
Goodwill	12,894,167	12,894,167
Other intangible assets, net	2,952,959	3,144,001
Bank owned life insurance	11,750,267	11,634,535
Accrued interest and other assets	8,007,989	7,179,224

Total assets	$608,394,462	$606,454,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$447,276,346	$452,652,306
Federal Home Loan Bank borrowings	71,532,018	69,026,525
Other borrowings	28,623,059	24,061,554
Accrued expenses, taxes and other liabilities	10,169,714	8,418,200
Total liabilities	557,601,137	554,158,585

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized, none issued	—	—
Common stock, $0.01 par, 5,000,000 shares authorized, 2,411,007 and 2,409,125 shares issued, respectively	24,110	24,091
Additional paid-in capital	24,362,077	24,304,144
Retained earnings	27,769,034	27,493,281
Treasury stock, at cost; 142,148 and 7,763 shares, respectively	(3,501,696)	(205,894)
Accumulated other comprehensive income	2,139,800	680,516
Total stockholders’ equity	50,793,325	52,296,138

Total liabilities and stockholders’ equity	$608,394,462	$606,454,723

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended March 31,
	2008	2007
Interest income:
Loans:
Taxable	$6,614,074	$7,108,888
Tax-exempt	43,191	27,394
Investment securities:
Taxable	1,223,042	1,136,783
Tax-exempt	595,956	542,496
Other	17,743	15,171
Total interest income	8,494,006	8,830,732

Interest expense:
Deposits	3,121,309	3,250,165
Borrowed funds	911,263	1,081,367
Total interest expense	4,032,572	4,331,532

Net interest income	4,461,434	4,499,200

Provision for loan losses	600,000	65,000
Net interest income after provision for loan losses	3,861,434	4,434,200

Non-interest income:
Fees and service charges	966,977	901,131
Gains on sale of loans	344,407	183,292
Gain on prepayment of FHLB borrowings	246,033	—
Bank owned life insurance	116,090	115,824
Other	141,770	128,622
Total non-interest income	1,815,277	1,328,869

Non-interest expense:
Compensation and benefits	2,128,040	2,043,235
Occupancy and equipment	761,001	698,969
Amortization of intangibles	204,736	233,909
Data processing	197,190	203,320
Professional fees	111,265	117,907
Advertising	88,027	108,888
Other	799,193	751,165
Total non-interest expense	4,289,452	4,157,393

Earnings before income taxes	1,387,259	1,605,676

Income tax expense	320,745	361,056

Net earnings	$1,066,514	$1,244,620

Earnings per share:
Basic	$0.45	$0.51
Diluted	$0.45	$0.50
Dividends per share	$0.19	$0.18

See accompanying notes to condensed consolidated financial statements.

 LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2008	2007

Net cash provided by operating activities	$890,591	$1,582,229

Cash flows from investing activities:
Net increase in loans	(4,092,034)	(3,979,501)
Maturities and prepayments of investments	3,320,830	3,154,898
Purchase of investment securities	(581,888)	(13,357,833)
Proceeds from sales of premises and equipment and foreclosed assets	205,348	40,216
Purchases of premises and equipment, net	(373,872)	(237,316)
Net cash used in investing activities	(1,521,616)	(14,379,536)

Cash flows from financing activities:
Net increase (decrease) in deposits	(5,375,960)	13,072,656
Federal Home Loan Bank advance borrowings	25,000,000	—
Federal Home Loan Bank advance repayments	(13,509,192)	(9,192)
Federal Home Loan Bank line of credit, net	(8,500,000)	—
Other borrowings, net	4,561,505	16,362
Purchase of treasury stock	(3,295,802)	(126,560)
Proceeds from issuance of common stock under stock option plans	30,432	20,491
Excess tax benefit related to stock option plans	5,010	3,774
Payment of dividends	(456,046)	(444,205)
Net cash (used in) provided by financing activities	(1,540,053)	12,533,326
Net decrease in cash and cash equivalents	(2,171,078)	(263,981)
Cash and cash equivalents at beginning of period	14,739,148	14,751,914
Cash and cash equivalents at end of period	$12,568,070	$14,487,933

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,082,000	$4,166,000
Cash paid during period for taxes	$223,000	$—
Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$898,000	$119,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance December 31, 2006	$23,417	22,607,510	26,758,056	(138,506)	(14,462)	49,236,015

Net earnings	—	—	1,244,620	—	—	1,244,620
Change in fair value of investment securities available-for-sale, net of tax	—	—	—	—	172,071	172,071
Dividends paid ($0.18 per share)	—	—	(444,205)	—	—	(444,205)
Stock-based compensation	—	34,031	—	—	—	34,031
Exercise of stock options, 1,181 shares, including tax benefit of $3,774	12	24,253	—	—	—	24,265
Purchase of 4,520 treasury shares	—	—	—	(126,560)	—	(126,560)
Balance March 31, 2007	$23,429	22,665,794	27,558,471	(265,066)	157,609	50,140,237

Balance December 31, 2007	$24,091	24,304,144	27,493,281	(205,894)	680,516	52,296,138

Net earnings	—	—	1,066,514	—	—	1,066,514
Change in fair value of investment securities available-for-sale, net of tax	—	—	—	—	1,459,284	1,459,284
Dividends paid ($0.19 per share)	—	—	(456,046)	—	—	(456,046)
Stock-based compensation	—	22,510	—	—	—	22,510
Exercise of stock options, 1,882 shares, including tax benefit of $5,010	19	35,423	—	—	—	35,442
Purchase of 134,385 treasury shares	—	—	—	(3,295,802)	—	(3,295,802)
Adoption of EITF 06-4	—	—	(334,715)	—	—	(334,715)
Balance March 31, 2008	$24,110	24,362,077	27,769,034	(3,501,696)	2,139,800	50,793,325

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2007, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2007, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended March 31, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008.

2.             Fair Value

On January 1, 2008, the Company adopted the provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.  SFAS No. 157 requires the use of a hierarchy of fair value techniques based upon whether the inputs to those fair values reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect the company’s own assumptions of market participant valuation.  In accordance with SFAS No. 157, the fair value hierarchy is as follows:

•                  Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•                  Level 2:  Quoted prices for similar assets in active markets, quoted prices in markets that are not active or quoted prices that contain observable inputs such as yield curves, volatilities, prepayment speeds and other inputs derived from market data.

•                  Level 3:  Quoted prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The Company’s fair value disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB Staff Position 157-2. These include foreclosed real estate, long-lived assets, goodwill, and core deposit premium, which are recorded at fair value only upon impairment. The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial instruments, and defers disclosures under SFAS No. 157 until January 1, 2009.

Valuation methods for instruments measured at fair value on a recurring basis

The Company’s investment securities classified as available-for-sale includes agency securities, municipal obligations, mortgage-backed securities, corporate bonds, certificates of deposits and common stock.  Quoted exchange prices are available for the common stock investments, which are classified as level 1.  Agency securities and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as level 2.  Municipal and corporate securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.  These model and matrix measurements are classified as Level 2 in the fair value hierarchy.  The Company’s investments in fixed rate certificates of deposits are valued using a net present value model that discounts the future cash flows at the current market rates and are classified as level 2.

The Company’s derivative instruments consist solely of interest rate lock commitments and corresponding forward sales contracts on certain mortgage loans.  The fair values of these derivatives are based on quoted prices for similar loans in the secondary market.  The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan.  These instruments, which were not significant at March 31, 2008, are classified as Level 3 based on the unobservable nature of these assumptions.

The following table represents the company’s assets that are measured at fair value on a recurring basis at March 31, 2008 allocated to the appropriate fair value hierarchy:

		Fair value hierarchy
Assets (in thousands):	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$155,442	$1,137	$154,305	—

Changes in the fair value of available-for-sale securities are included in other comprehensive income.

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company’s other investment securities include investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, which are held for regulatory purposes.  These investments generally have restrictions on the sale and/or liquidation of stock and the carrying value is approximately equal to fair value.  Fair value measurements for these securities are classified as Level 3 based on the undeliverable nature and related credit risk.

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.   Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable the valuations are classified as level 3.  The carrying value of the Company’s impaired loans was $5.9 million, with an allocated allowance of $98,000, at March 31, 2008.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis.  The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as level 2.

The Company initially measures its mortgage servicing rights at fair value, and amortizes them over the period equal to estimated net servicing income.  Periodic impairment assessments are performed based on fair value estimates at the reporting date.  The fair value of mortgage servicing rights are estimated based on a valuation model which calculates the present value of estimated future cash flows associated with servicing the underlying loans.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimated prepayment speeds, market discount rates, cost to service, and other servicing income, including late fees.  The fair value measurements are classified as Level 3.

3.  Split-Dollar Life Insurance

The Company adopted the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, on January 1, 2008.  The EITF Issue 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee, and requires the employer to recognize a liability for future benefits payable to an employee under these agreements.  The effects of adoption must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods.  Upon adoption, the Company recognized a liability of $335,000, with an offsetting reduction to retained earnings, for a split-dollar life insurance arrangement with a former employee.

4.             Stock Based Compensation

A summary of option activity during the first three months of 2008 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2007	249,188	$23.05	6.80 years	n/a
Granted	2,000	24.50	—	n/a
Forfeited/expired	—	—	—	n/a
Exercised	1,882	16.17	—	n/a
Outstanding at March 31, 2008	249,306	$23.11	6.62 years	$159,000
Exercisable at March 31, 2008	158,268	$22.24	5.77 years	$239,000
Vested and expected to vest at March 31, 2008	239,039	$23.06	6.59 years	$292,000

The fair value of each option grant is estimated on the date of grant. The fair value of options granted in the first quarter of 2008 were estimated utilizing the following assumptions: dividend rate of 5.2%, volatility of 18.2%, risk-free interest rate of 2.6%, and expected lives of five years, resulting in a fair value of $2.11 per option at grant date.

Additional information about stock options exercised is presented below:

	Three months
	ended March 31,
	2008	2007
Intrinsic value of options exercised	$14,736	$11,101
Cash received from options exercised	$30,432	$20,490
Excess tax benefit realized from options exercised	$5,010	$3,774

As of March 31, 2008, there was $199,000 of total unrecognized compensation cost related to outstanding options.  That cost is expected to be recognized over a weighted-average period of 4 years.  The total fair value (at vest date) of shares vested during the three month periods ended March 31, 2008 and 2007 was $64,000 and $142,000 respectively.

5.             Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the effect of all potential common shares outstanding during each period.  Earnings and dividends per share for prior periods have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2007.

The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended March 31,
	2008	2007
Net earnings available to common stockholders	$1,066,514	$1,244,620

Weighted average common shares outstanding (basic)	2,353,198	2,452,528
Dilutive stock options	12,872	19,094
Weighted average common shares (diluted)	2,366,070	2,471,622

Net earnings per share:
Basic	$0.45	$0.51
Diluted	$0.45	$0.50

6.             Other Comprehensive Income

The Company’s other comprehensive income consists of the unrealized holding gains and losses on available-for-sale securities as shown below.

	Three months ended March 31,
	2008	2007
Unrealized holding gains on securities	$2,353,684	$277,534
Less reclassification adjustment for net gains (losses) included in income	—	—
Net unrealized gains	2,353,684	277,534
Income tax expense	894,400	105,463
Other comprehensive income	$1,459,284	$172,071

7.             Other Intangible Assets

The following is an analysis of changes in the core deposit intangible assets:

	Three months ended March 31,
	2008		2007
	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,396,065	$(2,462,256)	$5,396,065	$(1,667,478)
Additions	—	—	—	—
Amortization	—	(179,290)	—	(203,815)
Balance at end of period	$5,396,065	$(2,641,546)	$5,396,065	$(1,871,293)

The following is an analysis of changes in the mortgage servicing rights:

	Three months ended March 31,
	2008		2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$770,172	$(559,980)	$791,840	$(489,718)
Additions	13,694	—	8,812	—
Prepayments/maturities	(12,996)	12,996	(9,028)	9,028
Amortization	—	(25,446)	—	(30,094)
Balance at end of period	$770,870	$(572,430)	$791,624	$(510,784)

The mortgage servicing rights correspond to loans serviced by the Company for unrelated third parties with outstanding principal balances of $89.2 million and $91.0 million at March 31, 2008 and December 31, 2007, respectively.  Gross service fee income related to such loans was $57,000 and $64,000 for the quarters ended March 31, 2008 and March 31, 2007, respectively, which is included in fees and service charges in the condensed consolidated statements of earnings.

Aggregate amortization expense for the quarters ended March 31, 2008 and 2007, was $205,000 and $234,000.  The following depicts estimated amortization expense for the remainder of 2008 and in successive years ending December 31:

Year	Amount
2008	$618,000
2009	697,000
2010	500,000
2011	402,000
2012	308,000
Thereafter	428,000

8.                                      Impact of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows companies to elect fair-value measurement of specified financial instruments and warranty and insurance contracts when an eligible asset or liability is initially recognized or when an event, such as a business combination triggers a new basis of accounting for that asset or liability.  The election, called the “fair-value option,” will enable companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently.  The election is available for eligible assets or liabilities on a contract-by-contract basis without electing it for identical assets or liabilities under certain restrictions.  For calendar year companies, SFAS No. 159 is effective beginning January 1, 2008.  We did not elect to apply SFAS No. 159 to any financial instruments.

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

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations.  For calendar year companies, this Statement is effective January 1, 2009.  We do not expect that adoption of the Statement will have a material effect on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”.  This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how these activities affect its financial position, financial performance, and cash flows. The Statement is effective for financial statements issued in 2009. The Company does not expect adoption of the Statement to have a significant effect on its consolidated financial statements.

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

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities.  Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains and losses from the sale of newly originated loans and investments.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expenses and provision for loan losses.

We are significantly impacted by prevailing national and local economic conditions, including federal monetary and fiscal policies and federal regulations of financial institutions.  Deposit balances are influenced by numerous factors such as competing personal investments, the level of personal income and the personal rate of savings within our market areas.  Factors influencing lending activities include the demand for housing and commercial loans as well as the interest rate pricing competition from other lending institutions.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities and accounting for income taxes, all of which involve significant judgment by our management.

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

We report our investment securities at estimated fair values based primarily on observable market inputs, which are obtained from independent sources.  We perform periodic reviews of the fair value of investment securities to determine if any declines in value might be considered other than temporary.  Our most recent review showed that the securities that had experienced decreases in fair value, resulting in unrealized loss positions, were related to changes in interest rates and not to a credit deterioration.  We have the ability and intent to hold these securities until market values recover, including up to the maturity date.  Although we believe that our estimates of the fair values of investment securities to be reasonable, economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Summary of Results.  During the first quarter of 2008 we experienced a $178,000 decline in earnings as compared to the first quarter of 2007.  This decline was primarily attributable to a $535,000 increase in our provision for loan losses, as well as a decline in our net interest margin.  Partially offsetting the decline in earnings was a $246,000 gain recognized on the prepayment of a $10 million FHLB advance as well as a $161,000 increase in gains on sale of loans experienced in the first quarter of 2008 as compared to the first quarter of 2007.  Our net interest margin also declined from 3.59% during the first three months of 2007 to 3.47% during the same period of 2008.  This decline in net interest margin was the result of competitive deposit pricing pressures not allowing us to decrease our costs of deposits in line with our decrease in variable loan rates this past quarter as the Federal Reserve Bank continued to decrease the federal funds target rate.

Our variable rates or commercial and commercial real estate loans are generally tied to the prime rate, which moves with the federal funds target rate.  Our certificate of deposits and money market rates are typically priced off of our alternative funding sources as well as competitors’ rates, which typically do not decline as fast or as far as the federal funds target rate.  Those characteristics generally lead to a decline in our net interest margin in a declining rate environment, which we are currently experiencing.

Net earnings for the three months ended March 31, 2008 decreased $178,000, or 14.3%, to $1.1 million as compared to the three months ended March 31, 2007.  The three months ended March 31, 2008 and 2007 resulted in diluted earnings per share of $0.45 and $0.50, respectively.  Return on average assets, on an annualized basis, was 0.70% for the period ended March 31, 2008 compared to 0.85% for the same period in 2007.  Return on average stockholders’ equity, on an annualized basis, was 8.26% for the first three months of 2008 compared to 10.33% for the same period in 2007.

The following table summarizes net earnings per share and key performance measures for the periods presented.

	Three months ended March 31,
	2008	2007
Net earnings:
Basic earnings per share	$0.45	$0.51
Diluted earnings per share	$0.45	$0.50
Earnings ratios:
Return on average assets (1)	0.70%	0.85%
Return on average equity (1)	8.26%	10.33%
Dividend payout ratio	42.22%	35.85%
Net interest margin (1) (2)	3.47%	3.59%

(1)          The ratio has been annualized and is not necessarily indicative of the results for the entire year.

(2)          Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the three months ended March 31, 2008, decreased $337,000, or 3.8%, to $8.5 million from $8.8 million in the same period of 2007, resulting from decreased interest income on loans.  Interest income on loans decreased $479,000, or 6.7%, to $6.7 million for the quarter ended March 31, 2008 due to decreases in loan volumes and yields.  Average loans for the quarter ended March 31, 2008 decreased to $381.4 million from $383.5 million for the quarter ended March 31, 2007.  Interest income on investment securities increased $142,000, or 8.4%, to $1.8 million for the first quarter of 2008, as compared to the same period of 2007.  Average investment securities increased from $153.0 million for the quarter ended March 31, 2007, to $166.8 million for the quarter ended March 31, 2008.  Offsetting the increase in average investments for the comparable period was a lower yield on those investments.

Interest Expense.  Interest expense during the three months ended March 31, 2008 decreased $299,000, or 6.9%, as compared to the same period of 2007.  For the three months ended March 31, 2008, interest expense on interest-bearing deposits decreased $129,000, or 4.0%.  Average interest-bearing deposits increased from $397.0 million during the quarter ended March 31, 2007 to $399.6 million for the quarter ended March 31, 2008.  The decrease in interest expense on interest-bearing deposits resulted from lower rates on deposit balances, primarily in our money market and NOW accounts as they repriced down, along with the federal funds target rates and other interest rates, throughout the first quarter of 2008.  Average borrowings for the quarter ended March 31, 2008 increased to $98.8 million from $93.7 million for the quarter ended March 31, 2007, however interest expense on borrowings decreased $170,000, or 15.7%, to $911,000 for the three months ended March 31, 2008 as compared to the same period in 2007.  The declining rates on our variable rate borrowings more than offset the higher average balances during the quarter.

Net Interest Income.  Net interest income for the three months ended March 31, 2008, totaled $4.5 million, decreasing $38,000, or 0.8%, as compared to the three months ended March 31, 2007.  This decline in net interest income was due primarily to the decreases in yields on interest earning assets outpacing the decreases in our cost of funding on deposits.  Average interest-earning assets increased during the first quarter of 2008 to $548.2 million from $536.5 million for the first quarter of 2007.  Our net interest margin, on a tax equivalent basis, declined to 3.47% for the three months ended March 31, 2008 from 3.59% for the same period in 2007.

Provision for Loan Losses.  We maintain, and our Board of Directors monitors, an allowance for losses on loans. The allowance is established based upon management’s periodic evaluation of known and inherent risks in the loan portfolio, review of significant individual loans and collateral, review of delinquent loans, past loss experience, adverse situations that may affect the borrowers’ ability to repay, current market conditions, and other factors management deems important. Determining the appropriate level of reserves involves a high degree of management judgment and is based upon historical and projected losses in the loan portfolio and the collateral value of specifically identified impaired loans. Allowance policies are subject to periodic review and revision in response to a number of factors, including current market conditions, actual loss experience and management’s expectations.

The provision for loan losses for the three months ended March 31, 2008 was $600,000, compared to a provision of $65,000 during the three months ended March 31, 2007.  We increased in the provision for loan losses by $535,000 during the first quarter of 2008 due to the deteriorating conditions in the credit markets and increased historical losses as a result of the increased charge-offs, despite the fact that our levels of non-accrual and past due loans declined over the same period.  While we experienced a general economic slowdown in 2007, it accelerated rapidly during the first quarter of 2008, as evidenced by deteriorating U.S. economic indicators coupled with further declines in residential real estate prices, higher energy and food costs and ebbing consumer confidence.  These risk factors were further exemplified by the Federal Open Market Committee reducing the fed funds target rate by 200 basis points during the first quarter of 2008 and through the use of its emergency monetary powers in an effort to calm the credit markets.

One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At March 31, 2008, the allowance for loan losses was $3.3 million, or 0.9% of gross loans outstanding, compared to $4.2 million, or 1.1% of gross loans outstanding at December 31, 2007.  Our allowance for loan losses to gross loans ratio declined during the first quarter of 2008, despite the increase in our provision, because of the $1.5 million in charge-offs related to previously identified impaired loans.  The charge-offs decreased gross loans and the allowance for loan losses, lowering the corresponding ratio.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income increased $486,000, or 36.6%, for the three months ended March 31, 2008, to $1.8 million, as compared to the three months ended March 31, 2007.  The increase was primarily attributable to a $246,000 gain on the prepayment of a FHLB advance and an increase of $161,000 in gains on sale of loans, as compared to the first quarter of 2007.  During the first quarter of 2008, we began a strategy of issuing longer-term, fixed rate FHLB advances and repaying shorter-term FHLB advances to lengthen our FHLB advance maturities while rates are lower.  As a result of the prepayment of a $10 million advance, we were able to recognize a gain of $246,000.  The increased gains on sale of loans were driven by higher origination volumes of residential real estate loans that were sold in the secondary market.  Our ability to originate secondary market conforming loans allowed us to increase our loan volumes.

Non-interest Expense.  Non-interest expense increased $132,000, or 3.2%, to $4.3 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  These general increases in non-interest expense consisted of $85,000 in compensation and benefits and $62,000 in occupancy and equipment expense.  Offsetting some of the increases was a $29,000 decrease in amortization expense and a $21,000 decline in advertising costs.

Income Tax Expense.  Income tax expense decreased $40,000, or 11.2%, from $361,000 for the three months ended March 31, 2007, to $321,000 for the three months ended March 31, 2008.  The decrease in income tax expense was the result of a $218,000 decrease in earnings before income taxes for the first quarter of 2008 as compared to the first quarter of 2007.  The effective tax rate for the first quarter of 2008 was 23.1% compared to 22.5% during the first quarter of 2007.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial, commercial real estate, mortgage, consumer loans and the purchase of investment securities.  We have concentrated on generating commercial and commercial real estate loans over the past few years and are pleased with the growth in this segment of our loan portfolio.  We also originate fixed-rate, residential mortgage loans with maturities in excess of ten years, primarily for sale in the secondary market.  Total assets increased to $608.4 million at March 31, 2008, compared to $606.5 million at

December 31, 2007.  While net loans, excluding loans held for sale increased $2.6 million to $378.8 million during the three months ended March 31, 2008 as compared to December 31, 2007, the composition of loans changed more substantially as our commercial and commercial real estate loans increased by $7.4 million and our one-to-four family residential loans decreased by $5.8 million.

Loans consisted of the following:

	March 31, 2008	December 31, 2007
Real estate loans:
One-to-four family residential	$120,637,239	$126,459,081
Commercial	117,295,445	113,209,220
Construction	23,185,994	27,936,176
Commercial loans	111,136,175	103,098,695
Consumer loans	8,834,959	9,164,122
Total	381,089,812	379,867,294

Less: Deferred loan fees and loans in process	(951,869)	(460,981)
Less: Allowance for loan losses	3,287,904	4,171,667
Loans, net	$378,753,777	$376,156,608

The allowance for loan losses is established through a provision for losses on loans based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for loan losses.  As a part of its examination process, the OCC periodically reviews our allowance for loan losses and has the authority to require us to make additions to the allowance based on its evaluation.  Although we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.

A summary of the activity in the allowance for loan losses is as follows:

	Three months ended
	March 31, 2008	March 31, 2007
Beginning balance	$4,171,667	$4,029,710
Provision for loan losses	600,000	65,000
Charge-offs	(1,503,355)	(42,371)
Recoveries	19,592	22,764
Ending balance	$3,287,904	$4,075,103

Loans past due more than a month totaled $7.6 million at March 31, 2008, compared to $11.9 million at December 31, 2007.  Loans past due more than a month and still accruing interest at March 31, 2008, totaled $2.8 million.  At March 31, 2008, $5.2 million in loans were on non-accrual status, or 1.4% of net loans, compared to a balance of $10.0 million in loans on non-accrual status, or 2.7% of net loans, at December 31, 2007.  The decrease in non-accrual loans was primarily the result of the collection of the outstanding balances on two loan relationships totaling $3.0 million and certain loan charge-offs on loans previously classified as non-accrual during the first quarter of 2008.  Although non-accrual loans decreased during the first quarter of 2008, we increased our provision for loan losses during the quarter due to deteriorating conditions in the credit markets, slowing national and local economies and an increase in historical losses resulting from the first quarter of 2008 charge-offs.  We felt this step was appropriate given the impact these factors could have on our asset quality in the future.  Net loan charge-offs for the quarter ended March 31, 2008 were $1.5 million compared to $42,000 for the comparable period of 2007.  While the charge-offs increased during the first quarter of 2008, substantially all had a specific loss reserve allocation at December 31, 2007.  The increased charge-offs were primarily related to three loan relationships with insufficient collateral, on which we believe it is not likely that our collection attempts will result in any recoveries.

A summary of the non-performing assets:

	March 31, 2008	December 31, 2007
Total non-accrual loans	$5,156,479	$10,037,022
Accruing loans over 90 days past due	—	—
Real estate owned	1,201,490	491,722
Total nonperforming assets	$6,357,969	$10,528,744

Total nonperforming loans to total loans, net	1.4%	2.7%
Total nonperforming assets to total assets	1.0%	1.7%

Liability Distribution.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the financial services industry.  Total deposits decreased $5.4 million to $447.3 million at March 31, 2008, from $452.7 million at December 31, 2007.  Borrowings increased $7.1 million to $100.2 million at March 31, 2008, from $93.1 million at December 31, 2007.

Deposits consisted of the following:

	March 31, 2008	December 31, 2007
Non-interest bearing demand	$47,504,271	$51,007,859
Money market and NOW	143,860,792	139,557,359
Savings	27,257,801	25,882,935
Time, $100,000 and greater	53,067,332	58,980,552
Time, other	175,586,150	177,223,601
Total deposits	$447,276,346	$452,652,306

Certificates of deposit at March 31, 2008, which were scheduled to mature in one year or less, totaled $198.3 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $168.0 million at March 31, 2008, and $170.6 million at December 31, 2007.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, or other borrowings or through sales of securities.  At March 31, 2008, we had outstanding FHLB advances of $67.9 million and $2.6 million of borrowings against our line of credit with the FHLB.  At March 31, 2008, our total borrowing capacity with the FHLB was $109.5 million.  We also had other borrowings of $28.6 million at March 31, 2008, which included $16.5 million of subordinated debentures, $6.7 million of long-term debt and $5.4 million in repurchase agreements.

During the first quarter of 2008 we began a strategy of issuing longer-term, fixed rate FHLB advances and repaying shorter-term, variable rate FHLB advances to lengthen our maturities while interest rates were low.  Over the first three months of 2008, we issued $25 million of advances with maturities ranging from eight to ten years.  These advances have a one-time option to convert to adjustable rates, beginning between two and five years from the issue date.  We retired $13.5 million of advances that had previously converted to adjustable rates.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the bank is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans originated by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customer, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.1 million at March 31, 2008.

At March 31, 2008, we had outstanding loan commitments, excluding standby letters of credit, of $68.3 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At March 31, 2008, we continued to maintain a sound leverage ratio of 8.27% and a total risk based capital ratio of 12.55%.  As shown by the following table, our capital exceeded the minimum capital requirements at March 31, 2008 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$48,984	8.27%	$23,700	4.0%	$29,625	5.0%
Tier 1 Capital	$48,984	11.76%	$16,664	4.0%	$24,997	6.0%
Total Risk Based Capital	$52,272	12.55%	$33,329	8.0%	$41,661	10.0%

At March 31, 2008, Landmark National Bank continued to maintain a sound leverage ratio of 9.13% and a total risk based capital ratio of 13.76%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at March 31, 2008 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Landmark National Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$53,900	9.13%	$23,612	4.0%	$23,612	5.0%
Tier 1 Capital	$53,900	12.97%	$16,623	4.0%	$24,935	6.0%
Total Risk Based Capital	$57,188	13.76%	$33,247	8.0%	$41,559	10.0%

Average Assets/Liabilities.  The following table sets forth information relating to average balances of interest-earning assets and liabilities for the three months ended March 31, 2008 and the same period for 2007.  The following table reflects the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	March 31, 2008			March 31, 2007
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$166,792	$2,101	5.05%	$152,987	$1,931	5.12%
Loans (2)	381,446	6,678	7.02%	383,540	7,149	7.56%

Total interest-earning assets	548,238	8,779	6.42%	536,527	9,080	6.86%
Non-interest-earning assets	59,926			60,425

Total	$608,164			$596,952

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$230,133	$2,475	4.31%	$232,397	$2,497	4.36%
Money market and NOW accounts	143,314	628	1.76%	136,812	733	2.17%
Savings accounts	26,119	19	0.29%	27,783	21	0.31%
FHLB advances and other borrowings	98,774	911	3.70%	93,726	1,081	4.68%

Total interest-bearing liabilities	498,340	4,033	3.25%	490,718	4,332	3.58%
Non-interest-bearing liabilities	58,046			56,715
Stockholders’ equity	51,778			49,519
Total	$608,164			$596,952

Interest rate spread (3)			3.17%			3.28%
Net interest margin (4)		4,746	3.47%		4,748	3.59%
Tax equivalent interest - imputed		285			249
Net interest income		$4,461			$4,499

Ratio of average interest-earning assets to average interest-bearing liabilities		110.0%			109.3%

(1)          Income on investment securities includes all securities, including interest bearing deposits in other financial institutions.  Income on tax exempt securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2008, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
200 basis point rising	$842,000	4.7%
100 basis point rising	$473,000	2.6%
100 basis point falling	$(595,000)	(3.3)%
200 basis point falling	$(1,156,000)	(6.4)%

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2008.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.               RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company’s 2007 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company and its affiliated purchases during the quarter ended March 31, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
January 1-31, 2008	3,000	26.61	3,000	16,796
February 1-29, 2008	124,730	$24.43	124,730	11,966
March 1-31, 2008	6,655	$25.29	6,655	5,311
Total	134,385	$24.53	134,385	47,769

(1)   In January 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 119,900 shares, or 5% of our outstanding common stock (“January 2008 Repurchase Program”), following completion of the 2004 Repurchase Program.  The company completed the repurchase plan approved in November 2004 during February 2008.  In May 2008, our Board of Directors announced another a new stock repurchase program, permitting us to repurchase up to 113,400 shares, or 5% of our outstanding common stock (“May 2008 Repurchase Program”), following completion of the January 2008 Repurchase Program.  Unless terminated earlier by resolution of the Board of Directors, the January 2008 Repurchase Program and the May 2008 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

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

LANDMARK BANCORP, INC.

Date: May 14, 2008	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 14, 2008	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer