Form 10-Q
period 2008-06-30
LANDMARK BANCORP INC
filed 2008-08-13
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date:  as of July 31, 2008, the Registrant had outstanding 2,268,859 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

ITEM 1.  FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,058,669	$14,739,148
Investment securities:
Available for sale, at fair value	163,168,673	155,879,231
Other securities	8,968,600	8,844,950
Loans, net	376,175,256	376,156,608
Loans held for sale	5,915,712	1,723,687
Premises and equipment, net	14,222,986	14,259,172
Goodwill	12,894,167	12,894,167
Other intangible assets, net	2,768,032	3,144,001
Bank owned life insurance	11,867,743	11,634,535
Accrued interest and other assets	7,517,114	7,179,224

Total assets	$616,556,952	$606,454,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$447,797,216	$452,652,306
Federal Home Loan Bank borrowings	83,435,810	69,026,525
Other borrowings	27,964,265	24,061,554
Accrued expenses, taxes and other liabilities	7,777,875	8,418,200
Total liabilities	566,975,166	554,158,585

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized, none issued	—	—
Common stock, $0.01 par, 5,000,000 shares authorized, 2,411,007 and 2,409,125 shares issued, at June 30, 2008 and December 31, 2007, respectively	24,110	24,091
Additional paid-in capital	24,395,752	24,304,144
Retained earnings	28,914,357	27,493,281
Treasury stock, at cost; 142,148 and 7,763 shares at June 30, 2008 and December 31, 2007, respectively	(3,501,696)	(205,894)
Accumulated other comprehensive income	(250,737)	680,516
Total stockholders’ equity	49,581,786	52,296,138

Total liabilities and stockholders’ equity	$616,556,952	$606,454,723

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income:
Loans:
Taxable	$6,112,322	$7,175,902	$12,726,396	$14,284,790
Tax-exempt	56,227	36,189	99,418	63,583
Investment securities:
Taxable	1,238,074	1,178,213	2,421,116	2,314,986
Tax-exempt	559,158	602,451	1,195,114	1,144,947
Other	19,253	9,124	36,996	24,295
Total interest income	7,985,034	9,001,879	16,479,040	17,832,611

Interest expense:
Deposits	2,615,126	3,362,111	5,736,435	6,612,276
Borrowed funds	897,039	1,173,313	1,808,302	2,254,680
Total interest expense	3,512,165	4,535,424	7,544,737	8,866,956

Net interest income	4,472,869	4,466,455	8,934,303	8,965,655

Provision for loan losses	300,000	60,000	900,000	125,000
Net interest income after provision for loan losses	4,172,869	4,406,455	8,034,303	8,840,655

Non-interest income:
Fees and service charges	1,114,488	1,010,384	2,081,465	1,911,515
Gains on sales of loans	394,109	256,116	738,516	439,408
Gain on prepayment of FHLB borrowings	—	—	246,033	—
Gains on sales of investment securities	497,134	—	497,134	—
Bank owned life insurance	117,833	114,143	233,923	229,967
Other	136,168	133,715	277,938	262,337
Total non-interest income	2,259,732	1,514,358	4,075,009	2,843,227

Non-interest expense:
Compensation and benefits	2,097,116	2,033,323	4,225,156	4,076,558
Occupancy and equipment	673,290	676,389	1,434,291	1,375,358
Amortization of intangibles	204,519	236,188	409,255	470,097
Data processing	205,799	202,290	402,989	405,610
Professional fees	121,312	134,412	232,577	252,319
Advertising	88,964	106,475	176,991	215,363
Other	871,641	768,700	1,670,834	1,519,867
Total non-interest expense	4,262,641	4,157,779	8,552,093	8,315,172

Earnings before income taxes	2,169,960	1,763,034	3,557,219	3,368,710

Income tax expense	593,553	409,431	914,298	770,487

Net earnings	$1,576,407	$1,353,603	$2,642,921	$2,598,223

Earnings per share:
Basic	$0.69	$0.55	$1.14	$1.06
Diluted	$0.69	$0.55	$1.14	$1.05
Dividends per share	$0.19	$0.18	$0.38	$0.36

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2008	2007

Net cash (used in) provided by operating activities	$(1,280,848)	$3,533,569

Cash flows from investing activities:
Net increase in loans	(2,241,246)	(1,306,378)
Maturities and prepayments of investments	7,096,626	7,680,469
Purchase of investment securities	(25,900,603)	(21,648,983)
Proceeds from sales of investment securities	10,407,572	—
Proceeds from sales of foreclosed assets	668,031	339,357
Purchases of premises and equipment, net	(472,462)	(1,274,862)
Net cash used in investing activities	(10,442,082)	(16,210,397)

Cash flows from financing activities:
Net increase (decrease) in deposits	(4,855,090)	1,677,743
Federal Home Loan Bank advance borrowings	35,000,000	—
Federal Home Loan Bank advance repayments	(13,518,384)	(18,384)
Federal Home Loan Bank line of credit, net	(6,400,000)	8,800,000
Other borrowings, net	3,902,711	1,293,902
Purchase of treasury stock	(3,295,802)	(700,689)
Proceeds from issuance of common stock under stock option plans	30,432	20,491
Excess tax benefit related to stock option plans	5,010	3,774
Payment of dividends	(887,130)	(886,342)
Net cash provided by financing activities	9,981,747	10,190,495
Net decrease in cash and cash equivalents	(1,741,183)	(2,486,333)
Cash and cash equivalents at beginning of period	14,739,148	14,751,914
Cash and cash equivalents at end of period	$13,058,669	$12,265,581

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$7,776,000	$8,640,000
Cash paid during period for taxes	$213,000	$—
Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$1,346,000	$189,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance December 31, 2006	$23,417	22,607,510	26,758,056	(138,506)	(14,462)	49,236,015

Net earnings	—	—	2,598,223	—	—	2,598,223
Change in fair value of investment securities available-for-sale, net of tax	—	—	—	—	(1,111,842)	(1,111,842)
Dividends paid ($0.36 per share)	—	—	(886,342)	—	—	(886,342)
Stock-based compensation	—	62,124	—	—	—	62,124
Exercise of stock options, 1,181 shares, including tax benefit of $3,774	12	24,253	—	—	—	24,265
Purchase of 24,771 treasury shares	—	—	—	(700,689)	—	(700,689)
Balance June 30, 2007	$23,429	22,693,887	28,469,937	(839,195)	(1,126,304)	49,221,754

Balance December 31, 2007	$24,091	24,304,144	27,493,281	(205,894)	680,516	52,296,138

Net earnings	—	—	2,642,921	—	—	2,642,291
Change in fair value of investment securities available-for-sale, net of tax	—	—	—	—	(931,253)	(931,253)
Dividends paid ($0.38 per share)	—	—	(887,130)	—	—	(887,130)
Stock-based compensation	—	56,185	—	—	—	56,185
Exercise of stock options, 1,882 shares, including tax benefit of $5,010	19	35,423	—	—	—	35,442
Purchase of 134,385 treasury shares	—	—	—	(3,295,802)	—	(3,295,802)
Adoption of Emerging Issues Task Force Issue 06-4	—	—	(334,715)	—	—	(334,715)
Balance June 30, 2008	$24,110	24,395,752	28,914,357	(3,501,696)	(250,737)	49,581,786

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Interim Financial Statements

             The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2007, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2007, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended June 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008.

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

The following table represents the company’s investment securities that are measured at fair value on a recurring basis at June 30, 2008 allocated to the appropriate fair value hierarchy:

		Fair value hierarchy
Assets (in thousands):	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$163,169	$984	$162,185	—

Changes in the fair value of available-for-sale securities are included in other comprehensive income.

The Company’s derivative instruments consist solely of interest rate lock commitments and corresponding forward sales contracts on certain mortgage loans.  The fair values of these derivatives are based on quoted prices for similar loans in the secondary market.  The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan.  These instruments, which were not significant at June 30, 2008, are classified as Level 3 based on the unobservable nature of these assumptions.

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

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $5.7 million, with an allocated allowance of $184,000, at June 30, 2008.

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

3.  Split-Dollar Life Insurance

The Company adopted the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, on January 1, 2008.  The EITF Issue 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee, and requires the employer to recognize a liability for future benefits payable to an employee under these agreements.  The effects of adoption must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods.  Upon adoption, the Company recognized a liability of $335,000 attributable to the future benefits payable to a former employee, with an offsetting reduction to retained earnings, for a split-dollar life insurance arrangement with a former employee.  The Company has an asset of $1.9 million recorded on the net cash surrender value for the corresponding life insurance arrangement.

4.          Stock Based Compensation

A summary of option activity during the first six months of 2008 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2007	249,188	$23.05	6.80 years	n/a
Granted	126,600	23.00	—	n/a
Forfeited/expired	—	—	—	n/a
Exercised	1,882	16.17	—	n/a
Outstanding at June 30, 2008	373,906	$23.07	7.52 years	$(306,000)
Exercisable at June 30, 2008	188,536	$22.63	5.89 years	$255,000
Vested and expected to vest at June 30, 2008	357,509	$23.03	7.49 years	$255,000

                The fair value of each option grant is estimated on the date of grant.  The fair value of options granted during the first six months of 2008 were estimated utilizing the following assumptions: dividend rate of 5.3%, volatility of 18.5%, risk-free rate of 2.9%, and expected lives of five years, resulting in a fair value of $2.11 per option at grant date.

Additional information about stock options exercised is presented below:

	Six months ended June 30,
	2008	2007
Intrinsic value of options exercised	$14,736	$11,101
Cash received from options exercised	$30,432	$20,491
Excess tax benefit realized from options exercised	$5,010	$3,774

As of June 30, 2008, there was $427,000 of total unrecognized compensation cost related to outstanding options.  That cost is expected to be recognized over a weighted-average period of 4 years.  The total fair value (at vest date) of shares vested during the six months ended June 30, 2008 and 2007 was $66,000 and $348,000 respectively.

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

The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net earnings available to common stockholders	$1,576,407	$1,353,603	$2,642,921	$2,598,223

Weighted average common shares outstanding (basic)	2,268,859	2,442,151	2,311,029	2,447,303
Dilutive stock options	8,501	20,712	9,631	20,003
Weighted average common shares (diluted)	2,277,360	2,462,863	2,320,660	2,467,306

Net earnings per share:
Basic	$0.69	$0.55	$1.14	$1.06
Diluted	$0.69	$0.55	$1.14	$1.05

6.             Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of the unrealized holding gains and losses on available-for-sale securities as shown below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Unrealized holding lossess on securities	$(3,358,572)	$(2,070,828)	$(1,004,888)	$(1,793,293)
Less reclassification adjustment for net gains included in income	497,134	—	497,134	—
Net unrealized gains	(3,855,706)	(2,070,828)	(1,502,022)	(1,793,293)
Income tax expense	(1,465,169)	(786,914)	(570,769)	(681,451)
Other comprehensive income (loss)	$(2,390,537)	$(1,283,914)	$(931,253)	$(1,111,842)

7.             Other Intangible Assets

The following is an analysis of changes in the core deposit intangible assets:

	Six months ended June 30,
	2008		2007
	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,396,065	$(2,462,256)	$5,396,065	$(1,667,478)
Additions	—	—	—	—
Amortization	—	(355,830)	—	(404,880)
Balance at end of period	$5,396,065	$(2,818,086)	$5,396,065	$(2,072,358)

The following is an analysis of changes in the mortgage servicing rights:

	Six months ended June 30,
	2008		2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$770,172	$(559,980)	$791,840	$(489,718)
Additions	33,286	—	10,432	—
Prepayments/maturities	(32,596)	32,596	(27,691)	27,691
Amortization	—	(53,425)	—	(65,217)
Balance at end of period	$770,862	$(580,809)	$774,581	$(527,244)

The mortgage servicing rights correspond to loans serviced by the Company for unrelated third parties with outstanding principal balances of $86.3 million and $91.0 million at June 30, 2008 and December 31, 2007, respectively.  Gross service fee income related to such loans was $56,000 and $62,000 for the quarters ended June 30, 2008 and June 30, 2007, respectively, which is included in fees and service charges in the condensed consolidated statements of earnings.  Gross service fee income for the six months ended June 30, 2008 and 2007 was $113,000 and $126,000, respectively.

Aggregate amortization expense for the quarters ended June 30, 2008 and 2007, was $205,000 and $236,000, respectively and $409,000 and $470,000 for the six months ended June 30, 2008 and 2007, respectively.  The following depicts estimated amortization expense for the remainder of 2008 and in successive years ending December 31:

Year	Amount
2008	$433,000
2009	697,000
2010	500,000
2011	402,000
2012	308,000
Thereafter	428,000

8.             Impact of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows companies to elect fair-value measurement of specified financial instruments and warranty and insurance contracts when an eligible asset or liability is initially recognized or when an event, such as a business combination triggers a new basis of accounting for that asset or liability.  The election, called the “fair-value option,” will enable companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently.  The election is available for eligible assets or liabilities on a contract-by-contract basis without electing it for identical assets or liabilities under certain restrictions.  For calendar year companies, SFAS No. 159 was effective beginning January 1, 2008.  We did not elect to apply SFAS No. 159 to any existing financial instruments upon adoption.

In November 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitment Recorded at Fair Value Through Earnings.”  This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  For calendar year companies, this SAB was effective January 1, 2008.  The adoption of SAB 109 did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.”  The Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method.  The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Costs incurred to effect the acquisition are to be recognized separately from the acquisition.  Assets and liabilities arising from contractual contingencies and contingent considerations must be measured at fair value as of the acquisition date.  The Statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings rather than allocation to assets acquired.  For calendar year companies, this Statement is applicable to business combinations occurring after January 1, 2009.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”.  This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how these activities affect its financial position, financial performance, and cash flows. For the calendar year companies, this statement is effective January 1, 2009.  We do not expect that adoption of the Statement will have a material effect on our consolidated financial statements.

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

Summary of Results.  During the second quarter of 2008 we experienced a $223,000 increase in earnings as compared to the second quarter of 2007.  This increase was primarily attributable to $497,000 of gains on sales of investment securities.  Partially offsetting the gains on sales of investment securities was a $240,000 increase in our provision for loan losses during the second quarter of 2008 as compared to the same period in 2007.  Our net interest margin declined slightly from 3.50% during the second quarter of 2007 to 3.47% during the same period of 2008.

During the first six months of 2008 we experienced a $45,000 increase in earnings as compared to the first six months of 2007.  The increase in earnings was primarily the result of increased non-interest income which more than offset our higher provision for loan losses.  During the first six months of 2008 we recorded gains of $497,000 on sales of investment securities and a $246,000 gain recognized on the prepayment of a $10 million FHLB advance, as well as a $299,000 increase in gains on sales of loans during the first six months of 2008 as compared to the same period of 2007.  Offsetting the higher non-interest income was a $775,000 increase in provision for loan losses over the same periods.  Our net interest margin declined from 3.54% during the first six months of 2007 to 3.48% during the same period of 2008.

This decline in net interest margin was the result of competitive deposit pricing pressures not allowing us to decrease our costs of deposits in line with our decrease in variable loan rates during 2008 as the Federal Reserve Bank continued to decrease the federal funds target rate.  Our variable rates on commercial and commercial real estate loans are generally tied to the prime rate, which moves with the federal funds target rate.  Our certificate of deposits and money market rates are typically priced off of our alternative funding sources as well as competitors’ rates, which typically do not decline as fast or as far as the federal funds target rate.  Those characteristics generally lead to a decline in our net interest margin in a declining rate environment, which occurred during the first six months of 2008.

The following table summarizes earnings and key performance measures for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net earnings:
Net earnings	$1,576,407	$1,353,603	$2,642,921	$2,598,223
Basic earnings per share	$0.69	$0.55	$1.14	$1.06
Diluted earnings per share	$0.69	$0.55	$1.14	$1.05
Earnings ratios:
Return on average assets (1)	1.03%	0.90%	0.87%	0.87%
Return on average equity (1)	12.52%	10.83%	10.38%	10.51%
Dividend payout ratio	27.54%	32.76%	33.33%	34.23%
Net interest margin (1) (2)	3.47%	3.50%	3.48%	3.54%

(1)          The ratio has been annualized and is not necessarily indicative of the results for the entire year.

(2)          Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the three months ended June 30, 2008, decreased $1.0 million, or 11.3%, to $8.0 million from $9.0 million in the same period of 2007, resulting from decreased interest income on loans.  Interest income on loans decreased $1.0 million, or 14.5%, to $6.2 million for the quarter ended June 30, 2008 due primarily to decreases in yields and lower loan balances outstanding during the second quarter of 2008 as compared to the same of period of 2007.  See the Rate\Volume Table for additional details.  Average loans outstanding for the quarter ended June 30, 2008 decreased to $379.2 million from $383.9 million for the quarter ended June 30, 2007.  Interest income on investment securities increased $27,000, or 1.5%, to $1.8 million for the second quarter of 2008, as compared to the same period of 2007.  Average investment securities outstanding increased from $160.4 million for the quarter ended June 30, 2007, to $173.6 million for the quarter ended June 30, 2008.  Offsetting the increase in average investments outstanding for the comparable period was a lower yield on those investments as market rates declined during the second quarter of 2008 as compared to the same period of 2007.

Interest income for the six months ended June 30, 2008, decreased $1.4 million, or 7.6%, to $16.5 million from $17.8 million in the same period of 2007, resulting from decreased interest income on loans.  Interest income on loans decreased $1.5 million, or 10.6%, to $12.8 million for the six months ended June 30, 2008 due primarily to decreases in yields and lower loan balances outstanding during the first six months of 2008 as compared to the same of period of 2007.  See the Rate\Volume Table for additional details.  Average loans for the six months ended June 30, 2008 decreased to $380.3 million from $383.7 million for the six months ended June 30, 2007.  Interest income on investment securities increased $169,000, or 4.9%, to $3.7 million for the first six months of 2008, as compared to the same period of 2007.  Average investment securities outstanding increased from $156.7 million for the six months ended June 30, 2007, to $170.2 million for the quarter ended June 30, 2008.  Offsetting the increase in average investments outstanding for the comparable period was a lower yield on those investments as market declined during the first six months of 2008 as compared to the same period of 2007.

Interest Expense.  Interest expense during the three months ended June 30, 2008 decreased $1.0 million, or 22.6%, as compared to the same period of 2007.  For the three months ended June 30, 2008, interest expense on interest-bearing deposits decreased $747,000, or 22.2%.  Average interest-bearing deposits increased from $398.1 million during the quarter ended June 30, 2007 to $398.9 million for the quarter ended June 30, 2008.  The decrease in interest expense on interest-bearing deposits resulted from lower rates on deposit balances, primarily lower rates for our maturing certificates of deposit, and lower rates on money market and NOW accounts, as they repriced down, along with the federal funds target rates and other interest rates, throughout 2008.  Average borrowings for the quarter ended June 30, 2008 increased to $102.8 million from $99.2 million for the quarter ended June 30, 2007, however interest expense on borrowings decreased $276,000, or 23.6%, to $897,000 for the three months ended June 30, 2008 as compared to the same period in 2007.  The declining rates on our variable rate borrowings more than offset the higher average balances during the quarter.

Interest expense during the six months ended June 30, 2008 decreased $1.3 million, or 14.9%, as compared to the same period of 2007.  For the six months ended June 30, 2008, interest expense on interest-bearing deposits decreased $876,000, or 13.3%.  Average interest-bearing deposits increased from $397.6 million during the six months ended June 30, 2007 to $399.2 million for the six months ended June 30, 2008.  The decrease in interest expense on interest-bearing deposits resulted from lower rates on deposit balances, primarily lower rates for our maturing certificates of deposit, and lower rates on money market and NOW accounts, as they repriced down, along with the federal funds target rates and other interest rates, throughout the first six months of 2008.  Average borrowings for the six months ended June 30, 2008 increased to $100.8 million from $96.5 million for the six months ended June 30, 2007, however interest expense on borrowings decreased $446,000, or 19.8%, to $1.8 million for the six months ended June 30, 2008 as compared to the same period in 2007.  The declining rates on our variable rate borrowings more than offset the higher average balances during the first six months of 2008.

Net Interest Income.  Net interest income for the three months ended June 30, 2008 totaled $4.2 million, increasing $6,000, or 0.1%, as compared to the three months ended June 30, 2007.  Average interest-earning assets increased during the second quarter of 2008 to $552.8 million from $544.3 million for the second quarter of 2007.  Our net interest margin, on a tax equivalent basis, declined to 3.47% for the three months ended June 30, 2008 from 3.50% for the same period in 2007.

Net interest income for the six months ended June 30, 2008, totaled $8.9 million, decreasing $31,000, or 0.4%, as compared to the six months ended June 30, 2007.  This decline in net interest income was due primarily to the decreases in yields on interest earning assets outpacing the decreases in our cost of funding on deposits.  Average interest-earning assets increased during the six months of 2008 to $550.5 million from $540.4 million for the first six months of 2007.  Our net interest margin, on a tax equivalent basis, declined to 3.48% for the six months ended June 30, 2008 from 3.54% for the same period in 2007.

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

The provision for loan losses for the three months ended June 30, 2008 was $300,000, compared to a provision of $60,000 during the three months ended June 30, 2007.  The provision for loan losses for the six months ended June 30, 2008 was $900,000, compared to a provision of $125,000 during the six months ended June 30, 2007.  We increased our provision for loan losses by $775,000 during 2008 due to the difficult conditions in the credit markets and increased historical losses as a result of increased charge-offs, despite the fact that our levels of non-accrual and past due loans declined during 2008.  While our markets experienced a general economic slowdown in 2007, the economic decline accelerated rapidly during the first quarter of 2008 and continued during the second quarter.  This was evidenced nationally by deteriorating U.S. economic indicators coupled with further declines in residential real estate prices, higher energy and food costs and ebbing consumer confidence.  These risk factors were further exemplified by the Federal Open Market

Committee reducing the fed funds target rate by 225 basis points during 2008 and through the use of its emergency monetary powers in an effort to calm the credit markets.

One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At June 30, 2008, the allowance for loan losses was $3.3 million, or 0.9% of gross loans outstanding, compared to $4.2 million, or 1.1% of gross loans outstanding at December 31, 2007.  Our allowance for loan losses to gross loans ratio declined during the first six months of 2008, despite the increase in our provision, because of the $1.7 million in charge-offs were primarily related to previously identified impaired loans.  The charge-offs decreased gross loans and the allowance for loan losses, lowering the corresponding ratio.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income increased $745,000, or 49.2%, for the three months ended June 30, 2008, to $1.8 million, as compared to the three months ended June 30, 2007.  The increase was primarily attributable to $497,000 of gains on the sales of investment securities and increases of $138,000 in gains on sale of loans and $104,000 in fees and service charges, as compared to the second quarter of 2007.  Market conditions during the second quarter of 2008 allowed us to sell longer term, higher yielding agency securities while purchasing shorter term, lower yielding mortgage-backed obligations at gains that were higher than the reductions in interest income as a result of the transactions.  The increased gains on sales of loans were driven by higher origination volumes of residential real estate loans that were sold in the secondary market, while the increases in fees and service charges were primarily related to deposits.  Our ability to originate secondary market conforming loans allowed us to increase our loan volumes.

Non-interest income increased $1.2 million, or 43.3%, for the six months ended June 30, 2008, to $4.1 million, as compared to the six months ended June 30, 2007.  The increase was primarily attributable to $497,000 of gains on sales of investments and a $246,000 gain on the prepayment of a FHLB advance along with increases of $299,000 in gains on sales of loans and $170,000 in fees and service charges, as compared to the first six months of 2007.  During 2008, we began a strategy of issuing longer-term, fixed rate FHLB advances and repaying shorter-term FHLB advances to lengthen our FHLB advance maturities while rates were believed to be at a relatively low point in the rate cycle.  As a result of the prepayment of a $10 million advance, we were able to recognize a gain of $246,000, which represented the remaining fair value adjustment required by purchase accounting for a prior acquisition.

Non-interest Expense.  Non-interest expense increased $105,000, or 3.2%, to $4.3 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.  These increases were primarily driven by higher costs of compensation and a $70,000 valuation allowance related to the declines in the fair value of two foreclosed assets, which is included in other non-interest expense.

Non-interest expense increased $237,000, or 2.9%, to $8.6 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.  These increases were primarily driven by higher costs of compensation and benefits and a $70,000 valuation allowance related to the declines in the fair value of two foreclosed assets, which is included in other non-interest expense.

Income Tax Expense.  Income tax expense increased $184,000, or 45.0%, from $409,000 for the three months ended June 30, 2007, to $594,000 for the three months ended June 30, 2008.  The effective tax rate for the second quarter of 2008 was 27.4% compared to 23.2% during the second quarter of 2007.  The increase in the effective tax rate was primarily the result of higher taxable income.

Income tax expense increased $144,000, or 18.7%, from $770,000 for the six months ended June 30, 2007, to $914,000 for the six months ended June 30, 2008.  The effective tax rate for the six months of 2008 was 25.7% compared to 22.9% during the first six months of 2007.  The increase in the effective tax rate was primarily the result of higher taxable income.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial, commercial real estate, mortgage and consumer loans and the purchase of investment securities.  We have concentrated on generating commercial and commercial real estate loans over the past few years and are pleased with the growth in this segment of our loan portfolio.  We also originate fixed-rate, residential mortgage loans with maturities in excess of ten years, primarily for sale in the secondary market.  Total assets increased to $616.6 million at June 30, 2008, compared to $606.5 million at December 31, 2007.  While net loans, excluding loans held for sale was $376.2 million at both June 30, 2008 and December 31, 2007, the composition of loans changed more substantially as our commercial and commercial real estate loans increased by $10.4 million and our one-to-four family residential loans decreased by $10.3 million.

Loans consisted of the following:

	June 30, 2008	December 31, 2007
Real estate loans:
One-to-four family residential	$116,130,004	$126,459,081
Commercial	125,939,825	113,209,220
Construction	21,960,038	27,936,176
Commercial loans	106,762,065	103,098,695
Consumer loans	8,512,951	9,164,122
Total	379,304,883	379,867,294

Less: Deferred loan fees and loans in process	(196,615)	(460,981)
Less: Allowance for loan losses	3,326,242	4,171,667
Loans, net	$376,175,256	$376,156,608

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

A summary of the activity in the allowance for loan losses is as follows:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Beginning balance	$3,287,904	$4,075,103	$4,171,667	$4,029,710
Provision for loan losses	300,000	60,000	900,000	125,000
Charge-offs	(276,579)	(43,502)	(1,779,934)	(85,873)
Recoveries	14,918	13,528	34,510	36,292
Ending balance	$3,326,242	$4,105,129	$3,326,242	$4,105,129

Loans past due more than a month totaled $8.4 million at June 30, 2008, compared to $11.9 million at December 31, 2007.  Loans past due more than a month and still accruing interest at June 30, 2008, totaled $3.9 million.  At June 30, 2008, $4.9 million in loans were on non-accrual status, or 1.3% of net loans, compared to a balance of $10.0 million in loans on non-accrual status, or 2.7% of net loans, at December 31, 2007.  The decrease in non-accrual loans was primarily the result of the collection of the outstanding balances on two loan relationships totaling $3.0 million and certain loan charge-offs on loans previously classified as non-accrual during 2008.  Although non-accrual loans decreased during the first six months of 2008, we increased our provision for loan losses during the period due to difficult conditions in the credit markets, slowing national and local economies and an increase in historical losses resulting from the higher levels of charge-offs during 2008.  We felt this step was appropriate given the impact these factors could have on our outstanding loan portfolio.  Net loan charge-offs for the six months ended June 30, 2008 were $1.7 million compared to $50,000 for the comparable period of 2007.  While the charge-offs increased during the first six months of 2008, substantially all had a specific loss reserve allocation at December 31, 2007.  The increased charge-offs were primarily related to four loan relationships with insufficient collateral, on which we believe it is not likely that our collection attempts will result in any significant recoveries.

A summary of the non-performing assets:

	June 30, 2008	December 31, 2007
Total non-accrual loans	$4,879,260	$10,037,022
Accruing loans over 90 days past due	—	—
Real estate owned	1,172,664	491,722
Total nonperforming assets	$6,051,924	$10,528,744

Total nonperforming loans to total loans, net	1.3%	2.7%
Total nonperforming assets to total assets	1.0%	1.7%
Allowance for loan losses to gross loans outstanding	0.9%	1.1%
Allowance for loan losses to total nonperforming loans	62.2%	41.5%

Liability Distribution.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the financial services industry.  Total deposits decreased $4.9 million to $447.8 million at June 30, 2008, from $452.7 million at December 31, 2007.  Borrowings increased $18.3 million to $111.4 million at June 30, 2008, from $93.1 million at December 31, 2007.

Deposits consisted of the following:

	June 30, 2008	December 31, 2007
Non-interest bearing demand	$53,530,106	$51,007,859
Money market and NOW	145,806,688	139,557,359
Savings	27,995,729	25,882,935
Time, $100,000 and greater	47,925,042	58,980,552
Time, other	172,539,651	177,223,601
Total deposits	$447,797,216	$452,652,306

Certificates of deposit at June 30, 2008, which were scheduled to mature in one year or less, totaled $186.9 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $176.2 million at June 30, 2008, and $170.6 million at December 31, 2007.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, or other borrowings or through sales of securities.  At June 30, 2008, we had outstanding FHLB advances of $77.9 million and $4.7 million of borrowings against our line of credit with the FHLB.  At June 30, 2008, our total borrowing capacity with the FHLB was $106.4 million.  We also had other borrowings of $28.6 million at June 30, 2008, which included $16.5 million of subordinated debentures, $6.6 million of long-term debt and $5.5 million in repurchase agreements.

During the first quarter, and continuing in the second quarter of 2008 we began a strategy of issuing longer-term, fixed rate FHLB advances and repaying shorter-term, variable rate FHLB advances to lengthen our maturities while we believed interest rates were at a relatively point in the rate cycle.  Over the first six months of 2008, we issued $35 million of advances with maturities ranging from eight to ten years.  These advances have a one-time option, available to the FHLB, to convert to adjustable rates, beginning between two and five years from the issue date.  We retired $13.5 million of advances that had previously converted to adjustable rates.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the bank is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans originated by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customer, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.6 million at June 30, 2008.

At June 30, 2008, we had outstanding loan commitments, excluding standby letters of credit, of $61.2 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At June 30, 2008, we continued to remain well capitalized, with a leverage ratio of 8.43% and a total risk based capital ratio of 12.98%.  As shown by the following table, our capital exceeded the minimum capital requirements at June 30, 2008 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$50,342	8.43%	$23,893	4.0%	$29,867	5.0%
Tier 1 Capital	$50,342	12.18%	$16,534	4.0%	$24,802	6.0%
Total Risk Based Capital	$53,668	12.98%	$33,069	8.0%	$41,336	10.0%

At June 30, 2008, Landmark National Bank continued to remain well capitalized, with a leverage ratio of 9.25% and a total risk based capital ratio of 14.15%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at June 30, 2008 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Landmark National Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$55,050	9.25%	$23,807	4.0%	$29,759	5.0%
Tier 1 Capital	$55,050	13.35%	$16,498	4.0%	$24,747	6.0%
Total Risk Based Capital	$58,376	14.15%	$32,996	8.0%	$41,245	10.0%

Average Assets/Liabilities.  The following tables set forth information relating to average balances of interest-earning assets and liabilities for the three and six months ended June 30, 2008 and the same periods for 2007.  The following tables reflect the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	June 30, 2008			June 30, 2007
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$173,575	$2,086	4.83%	$160,406	$2,052	5.13%
Loans (2)	379,177	6,196	6.57%	383,919	7,229	7.55%

Total interest-earning assets	552,752	8,282	6.03%	544,325	9,281	6.84%
Non-interest-earning assets	60,074			60,953

Total	$612,826			$605,278

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$224,242	$2,144	3.85%	$236,451	$2,613	4.43%
Money market and NOW accounts	147,269	451	1.23%	134,101	728	2.18%
Savings accounts	27,344	20	0.29%	27,575	20	0.29%
FHLB advances and other borrowings	102,762	897	3.51%	99,249	1,174	4.74%

Total interest-bearing liabilities	501,617	3,512	2.82%	497,376	4,535	3.66%
Non-interest-bearing liabilities	60,557			57,763
Stockholders’ equity	50,652			50,139
Total	$612,826			$605,278

Interest rate spread (3)			3.21%			3.18%
Net interest margin (4)		4,770	3.47%		4,746	3.50%
Tax equivalent interest – imputed		297			279
Net interest income		$4,473			$4,467

Ratio of average interest-earning assets to average interest-bearing liabilities		110.2%			109.4%

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

(4)          Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2008			June 30, 2007
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$170,184	$4,187	4.95%	$156,661	$3,982	5.13%
Loans (2)	380,312	12,873	6.81%	383,731	14,379	7.56%

Total interest-earning assets	550,496	17,060	6.23%	540,392	18,361	6.85%
Non-interest-earning assets	59,999			60,746

Total	$610,495			$601,138

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$227,188	$4,620	4.09%	$234,435	$5,110	4.40%
Money market and NOW accounts	145,291	1,077	1.49%	135,449	1,461	2.18%
Savings accounts	26,732	40	0.30%	27,678	41	0.30%
FHLB advances and other borrowings	100,768	1,808	3.61%	96,503	2,255	4.71%

Total interest-bearing liabilities	499,979	7,545	3.03%	494,065	8,867	3.62%
Non-interest-bearing liabilities	59,301			57,242
Stockholders’ equity	51,215			49,831
Total	$610,495			$601,138

Interest rate spread (3)			3.20%			3.23%
Net interest margin (4)		9,515	3.48%		9,494	3.54%
Tax equivalent interest – imputed		581			528
Net interest income		$8,934			$8,966

Ratio of average interest-earning assets to average interest-bearing liabilities		110.1%			109.4%

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

Rate/Volume Table.  The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense during the periods indicted.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended June 30, 2008 compared with the same period of 2007			Six months ended June 30, 2008 compared with the same period in 2007
	Increase/(Decrease) Attributable to			Increase/(Decrease) Attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Investment securities	$118	$(84)	$34	$345	$(140)	$205
Loans	(90)	(943)	(1,033)	(124)	(1,382)	(1,506)
Total	32	(1,030)	(999)	221	(1,522)	(1,301)
Interest expense:
Deposits	6	(752)	(746)	27	(902)	(875)
Borrowings	44	(321)	(277)	104	(551)	(447)
Total	50	(1,073)	(1,023)	132	(1,453)	(1,322)
Net interest income	$(18)	$43	$24	$90	$(69)	$21

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2008, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
200 basis point rising	$692,000	3.8%
100 basis point rising	$387,000	2.1%
100 basis point falling	$(486,000)	(2.7)%
200 basis point falling	$(1,241,000)	(6.8)%

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2008.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company and its affiliated purchases during the quarter ended June 30, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1-30, 2008	—	—	—	118,711
May 1-31, 2008	—	$—	—	118,711
June-30, 2008	—	$—	—	118,711
Total	—	$—	—	118,711

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 21, 2008, the annual meeting of Landmark Bancorp, Inc. stockholders was held.  There were 2,268,859 shares of common stock eligible to vote at the annual meeting.  The voting on each item at the annual meeting was as follows:

1.  Election of three Class I directors with terms expiring in 2011:

	For	Withheld	Abstain	Broker Non-Votes
Brent A. Bowman	1,761,833	285,315	—	—
Joseph L. Downey	1,926,796	120,352	—	—
David H. Snapp	2,020,047	27,101	—	—

2.  Amendment to Landmark Bancorp, Inc.’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 7,500,000:

	For	Against	Abstain	Broker Non-Votes
Increase in authorized shares of common stock	1,973,319	52,630	21,199	—

3.  Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008:

	For	Against	Abstain	Broker Non-Votes
KPMG LLP	2,021,050	24,608	1,490	—

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

LANDMARK BANCORP, INC.

Date: August 13, 2008	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: August 13, 2008	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer