Form 10-Q
period 2008-09-30
LANDMARK BANCORP INC
filed 2008-11-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: as of October 31, 2008, the Registrant had outstanding 2,268,859 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

ITEM 1.  FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,525,293	$14,739,148
Investment securities:
Available for sale, at fair value	160,138,276	155,879,231
Other securities	9,024,700	8,844,950
Loans, net	373,051,161	376,156,608
Loans held for sale	3,123,699	1,723,687
Premises and equipment, net	14,111,971	14,259,172
Goodwill	12,894,167	12,894,167
Other intangible assets, net	2,584,209	3,144,001
Bank owned life insurance	11,987,421	11,634,535
Accrued interest and other assets	6,742,274	7,179,224

Total assets	$604,183,171	$606,454,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits	$435,362,896	$452,652,306
Federal Home Loan Bank borrowings	81,239,602	69,026,525
Other borrowings	29,803,362	24,061,554
Accrued expenses, taxes and other liabilities	7,781,027	8,418,200
Total liabilities	554,186,887	554,158,585

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized, none issued	—	—
Common stock, $0.01 par, 5,000,000 shares authorized, 2,411,007 and 2,409,125 shares issued, at September 30, 2008 and December 31, 2007, respectively	24,110	24,091
Additional paid-in capital	24,434,815	24,304,144
Retained earnings	29,633,298	27,493,281
Treasury stock, at cost; 142,148 and 7,763 shares at September 30, 2008 and December 31, 2007, respectively	(3,501,696)	(205,894)
Accumulated other comprehensive income (loss)	(594,243)	680,516
Total stockholders’ equity	49,996,284	52,296,138

Total liabilities and stockholders’ equity	$604,183,171	$606,454,723

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income:
Loans:
Taxable	$5,900,113	$7,243,570	$18,626,509	$21,528,360
Tax-exempt	52,300	43,307	151,718	106,890
Investment securities:
Taxable	1,213,140	1,179,661	3,634,256	3,494,657
Tax-exempt	596,446	608,164	1,791,560	1,753,111
Other	1,781	11,203	38,777	35,498
Total interest income	7,763,780	9,085,905	24,242,820	26,918,516

Interest expense:
Deposits	2,259,732	3,505,464	7,996,167	10,117,740
Borrowed funds	983,885	1,119,529	2,792,187	3,374,209
Total interest expense	3,243,617	4,624,993	10,788,354	13,491,949

Net interest income	4,520,163	4,460,912	13,454,466	13,426,567

Provision for loan losses	500,000	70,000	1,400,000	195,000
Net interest income after provision for loan losses	4,020,163	4,390,912	12,054,466	13,231,567

Non-interest income:
Fees and service charges	1,092,320	1,047,395	3,173,785	2,958,910
Gains on sale of loans	398,265	300,661	1,136,781	740,069
Gain on prepayment of FHLB borrowings	—	—	246,033	—
Gains on sales of investment securities	—	—	497,134	—
Bank owned life insurance	120,036	117,468	353,959	347,435
Other	130,307	109,925	408,245	372,262
Total non-interest income	1,740,928	1,575,449	5,815,937	4,418,676

Non-interest expense:
Compensation and benefits	2,213,656	2,120,127	6,438,812	6,196,685
Occupancy and equipment	687,175	671,494	2,121,466	2,046,852
Amortization of intangibles	195,710	228,259	604,965	698,356
Data processing	182,848	184,472	585,837	590,082
Professional fees	109,153	81,124	341,730	333,443
Advertising	87,945	106,629	264,936	321,992
Other	834,609	769,349	2,505,443	2,289,216
Total non-interest expense	4,311,096	4,161,454	12,863,189	12,476,626

Earnings before income taxes	1,449,995	1,804,907	5,007,214	5,173,617

Income tax expense	299,970	367,341	1,214,268	1,137,828

Net earnings	$1,150,025	$1,437,566	$3,792,946	$4,035,789

Earnings per share:
Basic	$0.51	$0.59	$1.65	$1.65
Diluted	$0.51	$0.59	$1.65	$1.64
Dividends per share	$0.19	$0.18	$0.57	$0.54

See accompanying notes to condensed consolidated financial statements.

 LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2008	2007

Net cash provided by operating activities	$3,628,011	$4,518,469

Cash flows from investing activities:
Net increase (decrease) in loans	382,849	(1,560,689)
Maturities and prepayments of investments	13,377,266	12,582,401
Purchase of investment securities	(29,792,606)	(21,742,912)
Proceeds from sales of investment securities	10,407,572	—
Proceeds from sales of foreclosed assets	1,409,106	363,961
Purchases of premises and equipment, net	(572,301)	(1,380,257)
Net cash used in investing activities	(4,788,114)	(11,737,496)

Cash flows from financing activities:
Net increase (decrease) in deposits	(17,289,410)	5,798,792
Federal Home Loan Bank advance borrowings	35,000,000	—
Federal Home Loan Bank advance repayments	(13,527,576)	(27,576)
Federal Home Loan Bank line of credit, net	(8,400,000)	4,000,000
Other borrowings, net	5,741,808	(1,027,197)
Purchase of treasury stock	(3,295,802)	(964,894)
Proceeds from issuance of common stock under stock option plans	30,432	41,117
Excess tax benefit related to stock option plans	5,010	7,543
Payment of dividends	(1,318,214)	(1,325,842)
Net cash (used in) provided by financing activities	(3,053,752)	6,501,943
Net decrease in cash and cash equivalents	(4,213,855)	(717,084)
Cash and cash equivalents at beginning of period	14,739,148	14,751,914
Cash and cash equivalents at end of period	$10,525,293	$14,034,830

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$11,187,000	$13,319,000
Cash paid during period for taxes	$578,000	$350,000
Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$1,346,000	$368,000

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at December 31, 2006	$23,417	22,607,510	26,758,056	(138,506)	(14,462)	49,236,015

Net earnings	—	—	4,035,789	—	—	4,035,789

Change in fair value of investment securities available-for-sale, net of tax	—	—	—	—	85,578	85,578
Dividends paid ($0.54 per share)	—	—	(1,325,842)	—	—	(1,325,842)
Stock-based compensation	—	90,219	—	—	—	90,219
Exercise of stock options, 2,374 shares, including tax benefit of $7,543	24	48,636	—	—	—	48,660
Purchase of 34,477 treasury shares	—	—	—	(964,894)	—	(964,894)
Balance at September 30, 2007	$23,441	22,746,365	29,468,003	(1,103,400)	71,116	51,205,525

Balance at December 31, 2007	$24,091	24,304,144	27,493,281	(205,894)	680,516	52,296,138

Net earnings	—	—	3,792,946	—	—	3,792,946

Change in fair value of investment securities available-for-sale, net of tax	—	—	—	—	(1,274,759)	(1,274,759)
Dividends paid ($0.57 per share)	—	—	(1,318,214)	—	—	(1,318,214)
Stock-based compensation	—	95,248	—	—	—	95,248
Exercise of stock options, 1,882 shares, including tax benefit of $5,010	19	35,423	—	—	—	35,442
Purchase of 134,385 treasury shares	—	—	—	(3,295,802)	—	(3,295,802)
Adoption of Emerging Issues Task Force Issue 06-4	—	—	(334,715)	—	—	(334,715)
Balance at September 30, 2008	$24,110	24,434,815	29,633,298	(3,501,696)	(594,243)	49,996,284

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2007, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2007, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended September 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008.

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

The following table represents the Company’s investment securities that are measured at fair value on a recurring basis at September 30, 2008 allocated to the appropriate fair value hierarchy:

		Fair value hierarchy
Assets (in thousands):	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$160,138	$1,066	$159,072	—

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered other than temporary impairments.  Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below their cost that is deemed to be other than temporary results in a write-down to the estimated fair value.  These write-downs are included as a component of earnings as realized losses.  During the third quarter of 2008 the Company recorded a $30,000 impairment charge on a common stock investment, which is included in other non-interest expense.

The Company’s derivative instruments consist solely of interest rate lock commitments and corresponding forward sales contracts on certain mortgage loans.  The fair values of these derivatives are based on quoted prices for similar loans in the secondary market.  The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan.  These instruments, which were not significant at September 30, 2008, are classified as Level 3 based on the unobservable nature of these assumptions.

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

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $5.6 million, with an allocated allowance of $670,000, at September 30, 2008.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis.  The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

The Company measures its mortgage servicing rights at the lower of cost or market value, and amortizes them over the period equal to estimated net servicing income.  Periodic impairment assessments are performed based on fair value estimates at the reporting date.  The fair value of mortgage servicing rights are estimated based on a valuation model which calculates the present value of estimated future cash flows associated with servicing the underlying loans.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimated prepayment speeds, market discount rates, cost to service, and other servicing income, including late fees.  The fair value measurements are classified as Level 3.

3.                                Split-Dollar Life Insurance

The Company adopted the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, on January 1, 2008.  The EITF Issue 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee, and requires the employer to recognize a liability for future benefits payable to an employee under these agreements.  The effects of adoption must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods.  Upon adoption, the Company recognized a liability of $335,000, with an offsetting reduction to retained earnings, attributable to the future benefits payable to a former employee pursuant to a split-dollar life insurance arrangement.  The Company has an asset of $1.9 million recorded on the net cash surrender value for the corresponding life insurance arrangement.

4.                                Stock Based Compensation

A summary of option activity during the first nine months of 2008 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2008	249,188	$23.05	6.80 years	n/a
Granted	126,600	23.00	—	n/a
Forfeited/expired	—	—	—	n/a
Exercised	1,882	16.17	—	n/a
Outstanding at September 30, 2008	373,906	$23.07	7.27 years	$237,000
Exercisable at September 30, 2008	188,536	$22.63	5.63 years	$237,000
Vested and expected to vest at September 30, 2008	357,509	$23.03	7.24 years	$237,000

The fair value of each option grant is estimated on the date of grant.  The fair value of options granted during the first nine months of 2008 were estimated utilizing the following assumptions: dividend rate of 5.3%, volatility of 18.5%, risk-free rate of 2.9%, and expected lives of five years, resulting in a fair value of $2.11 per option at grant date.

Additional information about stock options exercised is presented below:

	Nine months ended September 30,
	2008	2007
Intrinsic value of options exercised	$14,736	$22,185
Cash received from options exercised	$30,432	$41,117
Excess tax benefit realized from options exercised	$5,010	$7,543

As of September 30, 2008, there was $388,000 of total unrecognized compensation cost related to outstanding options.  That cost is expected to be recognized over a weighted-average period of 4 years.  The total fair value (at vest date) of shares vested during the nine months ended September 30, 2008 and 2007 was $66,000 and $348,000 respectively.

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

The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net earnings available to common stockholders	$1,150,025	$1,437,566	$3,792,946	$4,035,789

Weighted average common shares outstanding (basic)	2,268,859	2,426,273	2,296,870	2,440,217
Dilutive stock options	6,548	18,337	7,768	19,881
Weighted average common shares (diluted)	2,275,407	2,444,610	2,304,638	2,460,098

Net earnings per share:
Basic	$0.51	$0.59	$1.65	$1.65
Diluted	$0.51	$0.59	$1.65	$1.64

6.                                Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of the unrealized holding gains and losses on available for sale securities as shown below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Unrealized holding gains (losses) on available for sale securities	$(554,042)	$1,931,323	$(1,558,930)	$138,029
Less reclassification adjustment for net gains included in income	—	—	497,134	—
Net unrealized gains (losses)	(554,042)	1,931,323	(2,056,064)	138,029
Income tax expense (benefit)	(210,536)	733,902	(781,305)	52,451
Other comprehensive income (loss)	$(343,506)	$1,197,421	$(1,274,759)	$85,578

7.                                Other Intangible Assets

The following is an analysis of changes in the core deposit intangible assets:

	Nine months ended September 30,
	2008		2007
	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,396,065	$(2,462,256)	$5,396,065	$(1,667,478)
Additions	—	—	—	—
Amortization	—	(530,197)	—	(603,774)
Balance at end of period	$5,396,065	$(2,992,453)	$5,396,065	$(2,271,252)

The following is an analysis of changes in the mortgage servicing rights:

	Nine months ended September 30,
	2008		2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$770,172	$(559,980)	$791,840	$(489,718)
Additions	45,173	—	19,088	—
Prepayments/maturities	(43,103)	43,103	(40,304)	40,304
Amortization	—	(74,768)	—	(94,582)
Balance at end of period	$772,242	$(591,645)	$770,624	$(543,996)

The mortgage servicing rights correspond to loans serviced by the Company for unrelated third parties with outstanding principal balances of $84.2 million and $91.0 million at September 30, 2008 and December 31, 2007, respectively.  Gross service fee income related to such loans was $54,000 and $60,000 for the quarters ended September 30, 2008 and September 30, 2007, respectively, which is included in fees and service charges in the condensed consolidated statements of earnings.  Gross service fee income for the nine months ended September 30, 2008 and 2007 was $167,000 and $185,000, respectively.

Aggregate amortization expense for the quarters ended September 30, 2008 and 2007, was $196,000 and $228,000, respectively and $605,000 and $698,000 for the nine months ended September 30, 2008 and 2007, respectively.  The following depicts estimated amortization expense for all intangible assets for the remainder of 2008 and in successive years ending December 31:

Year	Amount
2008	$192,000
2009	699,000
2010	555,000
2011	402,000
2012	308,000
Thereafter	428,000

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.”  This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method.  The statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Costs incurred to effect the acquisition are to be recognized separately from the acquisition.  Assets and liabilities arising from contractual contingencies and contingent considerations must be measured at fair value as of the acquisition date.  The statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings rather than allocation to assets acquired.  For calendar year companies, this statement is applicable to business combinations occurring after January 1, 2009.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments.  Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as us.  Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and in an attempt to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”).  The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in eligible financial institutions that wish to participate.  This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions.  Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program.  Many financial institutions have already announced that they will participate in the Capital Purchase Program.  While we believe that we have sufficient capital to support continued growth, we are considering whether or not to participate in the Capital Purchase Program.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions.  Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days.  Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits.  After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program.  We are assessing participation in the Temporary Liquidity Guarantee Program and anticipate that we will participate in the insurance program covering the non-interest bearing deposits but not participate in the program to guarantee unsecured senior debt.

Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, will purchase certain troubled mortgage-related assets from financial institutions in a reverse-auction format.  Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability.  The U.S. Treasury has not issued any definitive guidance regarding this program and the Company’s management has not determined whether or not it will participate.

Under the Stabilization Act, the U.S. Treasury is also required to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities.  The program may take any form and may vary by asset class, but it must be voluntary and self-funding.  The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets.  The U.S. Treasury has solicited requests for comments on how the program should be structured but no program has been implemented to date.  The

Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including Landmark National Bank, from $100,000 to $250,000.  The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the Capital Purchase Program, the Temporary Liquidity Guarantee Program, the Troubled Asset Auction Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on our future financial condition and results of operations.

The preceding is a summary of recently enacted laws and regulations that could materially impact our results of operations or financial condition.  This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Supervision and Regulation” discussion contained in the Company’s 2007 Form 10-K.

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

We report our investment securities at estimated fair values based primarily on observable market inputs, which are primarily obtained from independent sources.  Occasionally we perform our own analysis, which may include discounted cash flows, to support the fair values for investment securities in which observable market inputs are not available.  We also perform periodic reviews of the fair value of investment securities to determine if any declines in value might be considered other than temporary.  Our most recent review showed that all of our securities, except one common stock investment, that had experienced decreases in fair value, resulting in unrealized loss positions, were related to changes in interest rates and not to a credit deterioration.  We determined that one common stock investment had experienced an other than temporary impairment and recorded a write down for that impairment.  We have the ability and intent to hold these securities until market values recover, including up to the maturity date.  Although we believe that our estimates of the fair values of investment securities to be reasonable, economic and market factors may affect the amounts that will ultimately be realized from these investments.

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

Summary of Results.  During the third quarter of 2008 our net earnings totaled $1.2 million as compared to $1.4 million in the same period of 2007,  which was a $288,000 decrease in net earnings.  This decrease was primarily attributable to a $430,000 increase in our provision for loan losses.  We increased our provision for loan losses to $500,000 for the third quarter of 2008 based on our analysis of our loan portfolio and the elevated environmental risk factors associated with the deteriorating market conditions experienced during the third quarter of 2008.  Our net interest margin remained at 3.47% during the third quarter of 2008.

During the first nine months of 2008 we experienced a $243,000 decrease in net earnings as compared to the first nine months of 2007.  The decrease in earnings was primarily attributable to a $1.2 million increase in our provision for loan losses.  Partially offsetting the higher provision for loan losses were increases in our non-interest income.  During the first nine months of 2008 we recorded gains of $497,000 on sales of investment securities and a $246,000 gain recognized on the prepayment of a $10 million FHLB advance, as well as a $397,000 increase in gains on sales of loans during the first nine months of 2008 as compared to the same period of 2007.  Our net interest margin declined from 3.52% during the first nine months of 2007 to 3.48% during the same period of 2008.

This decline in net interest margin was primarily the result of competitive deposit pricing pressures not allowing us to decrease our costs of deposits in line with our decrease in variable loan rates during 2008 as the Federal Reserve Bank continued to decrease the federal funds target rate.  Our variable rates on commercial and commercial real estate loans are generally tied to the prime rate, which moves with the federal funds target rate.  Our certificate of deposits and money market rates are typically priced off of our alternative funding sources as well as competitors’ rates, which typically do not decline as fast or as far as the federal funds target rate.  Those characteristics generally lead to a decline in our net interest margin in a declining rate environment, which occurred during the first nine months of 2008.

The following table summarizes earnings and key performance measures for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net earnings:
Net earnings	$1,150,025	$1,437,566	$3,792,946	$4,035,789
Basic earnings per share	$0.51	$0.59	$1.65	$1.65
Diluted earnings per share	$0.51	$0.59	$1.65	$1.64
Earnings ratios:
Return on average assets (1)	0.75%	0.95%	0.83%	0.90%
Return on average equity (1)	9.11%	11.53%	9.96%	10.85%
Dividend payout ratio	37.25%	30.65%	34.55%	33.14%
Net interest margin (1) (2)	3.47%	3.47%	3.48%	3.52%

(1)          The ratio has been annualized and is not necessarily indicative of the results for the entire year.

(2)          Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the three months ended September 30, 2008, decreased $1.3 million, or 14.6%, to $7.8 million from $9.1 million in the same period of 2007, resulting from decreased interest income on loans.  Interest income on loans decreased $1.3 million, or 18.3%, to $6.0 million for the quarter ended September 30, 2008 due primarily to decreases in yields during the third quarter of 2008 as compared to the same of period of 2007.  See the Rate\Volume Table at the end of this Item 2 for additional details.  Average loans outstanding for the quarter ended September 30, 2008 decreased to $379.5 million from $386.5 million for the quarter ended September 30, 2007.  Interest income on investment securities increased $12,000, or 0.7%, to $1.8 million for the third quarter of 2008, as compared to the same period of 2007.  Average investment securities outstanding increased from $156.3 million for the quarter ended September 30, 2007, to $172.1 million for the quarter ended September 30, 2008.  Offsetting the increase in average investments outstanding for the comparable period was a lower yield on those investments as market rates declined during the third quarter of 2008 as compared to the same period of 2007.

Interest income for the nine months ended September 30, 2008, decreased $2.7 million, or 9.9%, to $24.2 million from $26.9 million in the same period of 2007, resulting from decreased interest income on loans.  Interest income on loans decreased $2.9 million, or 13.2%, to $18.8 million for the nine months ended September 30, 2008 due primarily to decreases in yields during the first nine months of 2008 as compared to the same of period of 2007.  See the Rate\Volume Table for additional details.  Average loans for the nine months ended September 30, 2008 decreased to $380.1 million from $384.7 million for the nine months ended September 30, 2007.  Interest income on investment securities increased $181,000, or 3.4%, to $5.5 million for the first nine months of 2008, as compared to the same period of 2007.  Average investment securities outstanding increased from $156.6 million for the nine months ended September 30, 2007, to $170.8 million for the nine months ended September 30, 2008.  Offsetting the increase in average investments outstanding for the comparable period was a lower yield on those investments as market rates declined during the first nine months of 2008 as compared to the same period of 2007.

Interest Expense.  Interest expense during the three months ended September 30, 2008 decreased $1.4 million, or 29.9%, as compared to the same period of 2007.  For the three months ended September 30, 2008, interest expense on interest-bearing deposits decreased $1.2 million, or 35.5%.  Average interest-bearing deposits decreased from $399.7 million during the quarter ended September 30, 2007 to $388.2 million for the quarter ended September 30, 2008.  The decrease in interest expense on interest-bearing deposits resulted from lower deposit balances and lower rates on those balances, primarily lower rates for our maturing certificates of deposit, and lower rates on money market and NOW accounts, as they repriced down, along with the federal funds target rates and other interest rates, throughout 2008.  Average borrowings for the quarter ended September 30, 2008 increased to $111.6 million from $94.5 million for the quarter ended September 30, 2007, however interest expense on borrowings decreased $136,000, or 12.1%, to $984,000 for the three months ended September 30, 2008 as compared to the same period in 2007.  The declining rates on our variable rate borrowings more than offset the higher average outstanding balances during the quarter.

Interest expense during the nine months ended September 30, 2008 decreased $2.7 million, or 20.0%, as compared to the same period of 2007.  For the nine months ended September 30, 2008, interest expense on interest-bearing deposits decreased $2.1 million, or 21.0%.  Average interest-bearing deposits decreased from $398.3 million during the nine months ended September 30, 2007 to $395.5 million for the nine months ended September 30, 2008.  The decrease in interest expense on interest-bearing deposits resulted from lower rates on deposit balances, primarily lower rates for our maturing certificates of deposit, and lower rates on money market and NOW accounts, as they repriced down, along with the federal funds target rates and other interest rates, throughout the first nine months of 2008.  Average borrowings for the nine months ended September 30, 2008 increased to $104.4 million from $95.8 million for the nine months ended September 30, 2007, however interest expense on borrowings decreased $582,000, or 17.3%, to $2.8 million for the nine months ended September 30, 2008 as compared to the same period in 2007.  The declining rates on our variable rate borrowings more than offset the higher average balances during the first nine months of 2008.

Net Interest Income.  Net interest income for the three months ended September 30, 2008 totaled $4.5 million, increasing $59,000, or 1.3%, as compared to the three months ended September 30, 2007.  Average interest-earning assets increased during the third quarter of 2008 to $551.7 million from $542.8 million for the third quarter of 2007.  Our net interest margin, on a tax equivalent basis, remained at 3.47% during the third quarters of both 2008 and 2007.

 Net interest income for the nine months ended September 30, 2008, totaled $13.5 million, increasing $28,000, or 0.2%, as compared to the nine months ended September 30, 2007.  Average interest-earning assets increased during the nine months of 2008 to $550.9 million from $541.2 million for the first nine months of 2007.  Our net interest margin, on a tax equivalent basis, declined to 3.48% for the nine months ended September 30, 2008 from 3.52% for the same period in 2007.

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

The provision for loan losses for the three months ended September 30, 2008 was $500,000, compared to a provision of $70,000 during the three months ended September 30, 2007.  The provision for loan losses for the nine months ended September 30, 2008 was $1.4 million, compared to a provision of $195,000 during the nine months ended September 30, 2007.  We increased our provision for loan losses by $1.2 million during 2008 due to the continuing difficult conditions in the credit markets and increased historical losses as a result of increased charge-offs, despite the fact that our levels of non-accrual and past due loans declined during 2008.  While our markets experienced a general economic slowdown in late 2007, the economic decline accelerated during 2008.  This was evidenced nationally by deteriorating U.S. economic indicators coupled with further declines in residential real estate prices, higher energy and food costs and ebbing consumer confidence.  These risk factors were further exemplified by the Federal Open Market Committee reducing the fed funds target rate by 225 basis points during 2008 and through the use of the programs discussed previously.

One measure of the adequacy of the allowance for estimated losses on loans is the ratio of the allowance to the total loan portfolio.  At September 30, 2008, the allowance for loan losses was $3.8 million, or 1.0% of gross loans outstanding, compared to $4.2 million, or 1.1% of gross loans outstanding at December 31, 2007.  Our allowance for loan losses to gross loans ratio declined during the first nine months of 2008, despite the increase in our provision, because the $1.8 million in charge-offs were primarily related to impaired loans that had been previously identified by management.  The charge-offs decreased gross loans and the allowance for loan losses, lowering the corresponding ratio.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income increased $165,000, or 10.5%, for the three months ended September 30, 2008, to $1.7 million, as compared to the three months ended September 30, 2007.  The increase was primarily attributable to increases of $98,000 in gains on sale of loans and $45,000 in fees and service charges, as compared to the third quarter of 2007.  The increased gains on sales of loans were driven by higher origination volumes of residential real estate loans that were sold in the secondary market, while the increases in fees and service charges were primarily related to deposits.

Non-interest income increased $1.4 million, or 31.2%, for the nine months ended September 30, 2008, to $5.8 million, as compared to the nine months ended September 30, 2007.  The increase was primarily attributable to $497,000 of gains on sales of investments and a $246,000 gain on the prepayment of a FHLB advance along with increases of $397,000 in gains on sales of loans and $215,000 in fees and service charges, as compared to the first nine months of 2007.  Market conditions during the second quarter of 2008 allowed us to sell longer term, higher yielding agency securities while purchasing shorter term, lower yielding mortgage-backed obligations at gains that were higher than the reductions in interest income as a result of the transactions.  During 2008, we began a strategy of issuing longer-term, fixed rate FHLB advances and repaying shorter-term FHLB advances to lengthen our FHLB advance maturities while rates were believed to be at a relatively low point in the rate cycle.  As a result of the prepayment of a $10 million advance, we were able to recognize a gain of $246,000, which represented the remaining fair value adjustment required by purchase accounting for a prior acquisition.

Non-interest Expense.  Non-interest expense increased $150,000, or 3.6%, to $4.3 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.  These increases were primarily driven by higher costs of compensation and a $30,000 other than temporary impairment charge recorded on a common stock investment in the third quarter of 2008, which is included in other non-interest expense.

Non-interest expense increased $387,000, or 3.1%, to $12.9 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.  These increases were primarily driven by higher costs of compensation and benefits and a $70,000 valuation allowance related to the declines in the fair value of two foreclosed assets, which is included in other non-interest expense.

 Income Tax Expense.  Income tax expense decreased $67,000, or 18.3%, from $367,000 for the three months ended September 30, 2007, to $300,000 for the three months ended September 30, 2008.  The effective tax rate for the third quarter of 2008 was 20.7% compared to 20.4% during the third quarter of 2007.  The decrease in income taxes was primarily the result of lower taxable income.

Income tax expense increased $176,000, or 6.7%, from $1.1 million for the nine months ended September 30, 2007, to $1.2 million for the nine months ended September 30, 2008.  The effective tax rate for the nine months of 2008 was 24.3% compared to 22.0% during the first nine months of 2007.  The increase in the effective tax rate was primarily the result of higher taxable income during the first nine months of 2008 as well as the recognition of $50,000 of previously unrecognized tax benefits during the third quarter of 2007, which favorably impacted our effective tax rate.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial, commercial real estate, mortgage and consumer loans and the purchase of investment securities.  We have concentrated on generating commercial and commercial real estate loans over the past few years and are pleased with the growth in this segment of our loan portfolio.  We also originate fixed-rate, residential mortgage loans with maturities in excess of ten years, primarily for sale in the secondary market.  Total assets decreased to $604.2 million at September 30, 2008, compared to $606.5 million at December 31, 2007.  Net loans, excluding loans held for sale, decreased to $373.1 million at September 30, 2008 from $376.2 million at December 31, 2007.  The composition of loans changed more substantially as our commercial and commercial real estate loans increased by $8.0 million and our one-to-four family residential loans decreased by $10.9 million.

Loans consisted of the following:

	September 30, 2008	December 31, 2007
Real estate loans:
One-to-four family residential	$115,599,460	$126,459,081
Commercial	125,493,512	113,209,220
Construction	21,338,366	27,936,176
Commercial loans	105,392,826	103,098,695
Consumer loans	8,484,293	9,164,122
Total	376,308,457	379,867,294

Less: Deferred loan fees and loans in process	(531,025)	(460,981)
Less: Allowance for loan losses	3,788,321	4,171,667
Loans, net	$373,051,161	$376,156,608

The allowance for loan losses is established through a provision for losses on loans based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for loan losses.  As a part of its examination process, the OCC periodically reviews our allowance for loan losses and has the authority to require us to make additions to the allowance based on its evaluation.  Although we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.

A summary of the activity in the allowance for loan losses is as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Beginning balance	$3,326,242	$4,105,129	$4,171,667	$4,029,710
Provision for loan losses	500,000	70,000	1,400,000	195,000
Charge-offs	(59,834)	(80,407)	(1,839,768)	(166,280)
Recoveries	21,913	23,202	56,422	59,494
Ending balance	$3,788,321	$4,117,924	$3,788,321	$4,117,924

Loans past due more than a month totaled $6.9 million at September 30, 2008, compared to $11.9 million at December 31, 2007.  Loans past due more than a month and still accruing interest at September 30, 2008, totaled $1.3 million.  At September 30, 2008, $6.0 million in loans were on non-accrual status, or 1.6% of net loans, compared to a balance of $10.0 million in loans on non-accrual status, or 2.7% of net loans, at December 31, 2007.  The decrease in non-accrual loans was primarily the result of the collection of the outstanding balances on two loan relationships totaling $3.0 million and certain loan charge-offs on loans previously classified as non-accrual during 2008.  Although non-accrual loans decreased during the first nine months of 2008, we increased our provision for loan losses during the period due to difficult conditions in the credit markets, slowing national and local economies and an increase in historical losses resulting from the higher levels of charge-offs during 2008.  We felt this step was appropriate given the impact these factors could have on our outstanding loan portfolio.

Net loan charge-offs for the nine months ended September 30, 2008 were $1.8 million compared to $107,000 for the comparable period of 2007.  While the charge-offs increased during the first nine months of 2008, substantially all had a specific loss reserve allocation at December 31, 2007.  The increased charge-offs were primarily related to four loan relationships with insufficient collateral, on which we believe it is not likely that our collection attempts will result in any significant recoveries.

A summary of the non-performing assets:

	September 30, 2008	December 31, 2007
Total non-accrual loans	$5,957,950	$10,037,022
Accruing loans over 90 days past due	—	—
Real estate owned	454,664	491,722
Total nonperforming assets	$6,421,614	$10,528,744

Total nonperforming loans to total loans, net	1.6%	2.7%
Total nonperforming assets to total assets	1.1%	1.7%
Allowance for loan losses to gross loans outstanding	1.0%	1.1%
Allowance for loan losses to total nonperforming loans	63.6%	41.5%

Liability Distribution.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the financial services industry.  Total deposits decreased $17.3 million to $435.4 million at September 30, 2008, from $452.7 million at December 31, 2007. The decline in deposits was due to lower deposit balances associated with our public fund customers.   This decline was related to seasonal fluctuations and the result of replacing public fund certificates of deposit with FHLB borrowings.  We replaced public fund certificates of deposits with FHLB advances to extend the maturities of our liabilities.  Borrowings increased $17.9 million to $111.0 million at September 30, 2008, from $93.1 million at December 31, 2007.

Deposits consisted of the following:

	September 30, 2008	December 31, 2007
Non-interest bearing demand	$51,203,241	$51,007,859
Money market and NOW	137,803,310	139,557,359
Savings	27,434,510	25,882,935
Time, $100,000 and greater	44,772,915	58,980,552
Time, other	174,148,920	177,223,601
Total deposits	$435,362,896	$452,652,306

Certificates of deposit at September 30, 2008, which were scheduled to mature in one year or less, totaled $179.1 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $179.7 million at September 30, 2008, and $170.6 million at December 31, 2007.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, or other borrowings or through sales of securities.  At September 30, 2008, we had outstanding FHLB advances of $78.5 million and $2.7 million of borrowings against our line of credit with the FHLB.  At September 30, 2008, our total borrowing capacity with the FHLB was $128.4 million.  At September 30, 2008, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $15.5 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $57.9 million.  As of September 30, 2008 we had $100,000 borrowed through the correspondent bank fed funds agreements.  We also had other borrowings of $29.8 million at September 30, 2008, which included $16.5 million of subordinated debentures, $6.5 million of long-term debt and $6.8 million in repurchase agreements.

During the first quarter, and continuing in the second quarter of 2008 we began a strategy of issuing longer-term, fixed rate FHLB advances and repaying shorter-term, variable rate FHLB advances to lengthen our maturities while we believed interest rates were at a relatively low point in the rate cycle.  Over the first six months of 2008, we issued $35 million of advances with maturities ranging from eight to ten years.  These advances have a one-time option, available to the FHLB, to convert to adjustable rates, beginning between two and five years from the issue date.  We retired $13.5 million of advances that had previously converted to adjustable rates.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the bank is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans originated by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customer, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.3 million at September 30, 2008.

At September 30, 2008, we had outstanding loan commitments, excluding standby letters of credit, of $66.6 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At September 30, 2008, we continued to remain well capitalized, with a leverage ratio of 8.60% and a total risk based capital ratio of 13.48%.  As shown by the following table, our capital exceeded the minimum capital requirements at September 30, 2008 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$51,274	8.60%	$23,845	4.0%	$29,807	5.0%
Tier 1 Capital	$51,274	12.55%	$16,338	4.0%	$24,507	6.0%
Total Risk Based Capital	$55,062	13.48%	$32,675	8.0%	$32,675	10.0%

At September 30, 2008, Landmark National Bank continued to remain well capitalized, with a leverage ratio of 9.40% and a total risk based capital ratio of 14.63%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at September 30, 2008 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- capitalized
Landmark National Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$55,861	9.40%	$23,760	4.0%	$29,700	5.0%
Tier 1 Capital	$55,861	13.71%	$16,303	4.0%	$24,455	6.0%
Total Risk Based Capital	$59,649	14.63%	$32,607	8.0%	$40,759	10.0%

Average Assets/Liabilities.  The following tables set forth information relating to average balances of interest-earning assets and liabilities for the three and nine months ended September 30, 2008 and the same periods for 2007.  The following tables reflect the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$172,133	$2,084	4.82%	$156,338	$2,063	5.24%
Loans (2)	379,547	5,979	6.27%	386,481	7,307	7.50%

Total interest-earning assets	551,680	8,063	5.81%	542,819	9,370	6.85%
Non-interest-earning assets	59,768			60,688

Total	$611,448			$603,507

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$219,393	$1,862	3.38%	$242,774	$2,809	4.59%
Money market and NOW accounts	140,912	377	1.06%	130,109	676	2.06%
Savings accounts	27,916	21	0.30%	26,863	20	0.30%
FHLB advances and other borrowings	111,649	984	3.51%	94,525	1,120	4.70%

Total interest-bearing liabilities	499,870	3,244	2.58%	494,271	4,625	3.71%
Non-interest-bearing liabilities	61,362			59,762
Stockholders’ equity	50,216			49,474
Total	$611,448			$603,507

Interest rate spread (3)			3.23%			3.14%
Net interest margin (4)		4,819	3.47%		4,745	3.47%
Tax equivalent interest – imputed		299			284
Net interest income		$4,520			$4,461

Ratio of average interest-earning assets to average interest-bearing liabilities		110.4%			109.8%

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
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$170,838	$6,271	4.90%	$156,552	$6,045	5.16%
Loans (2)	380,055	18,851	6.63%	384,658	21,686	7.54%

Total interest-earning assets	550,893	25,122	6.09%	541,210	27,731	6.85%
Non-interest-earning assets	59,922			60,726

Total	$610,815			$601,936

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$224,570	$6,482	3.86%	$237,245	$7,919	4.46%
Money market and NOW accounts	143,843	1,453	1.35%	133,649	2,138	2.14%
Savings accounts	27,129	61	0.30%	27,403	61	0.30%
FHLB advances and other borrowings	104,422	2,792	3.57%	95,836	3,374	4.71%

Total interest-bearing liabilities	499,964	10,788	2.88%	494,133	13,492	3.65%
Non-interest-bearing liabilities	59,971			58,092
Stockholders’ equity	50,880			49,711
Total	$610,815			$601,936

Interest rate spread (3)			3.21%			3.20%
Net interest margin (4)		14,334	3.48%		14,239	3.52%
Tax equivalent interest – imputed		880			812
Net interest income		$13,454			$13,427

Ratio of average interest-earning assets to average interest-bearing liabilities		110.2%			109.5%

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

	Three months ended September 30, 2008 compared with the same period of 2007			Nine months ended September 30, 2008 compared with the same period in 2007
	Increase/(Decrease) Attributable to			Increase/(Decrease) Attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Investment securities	$102	$(81)	$21	$505	$(279)	$226
Loans	(131)	(1,197)	(1,328)	(256)	(2,579)	(2,835)
Total	(29)	(1,278)	(1,307)	249	(2,858)	(2,609)
Interest expense:
Deposits	(99)	(1,146)	(1,245)	(69)	(2,053)	(2,122)
Borrowings	342	(478)	(136)	342	(924)	(582)
Total	243	(1,624)	(1,381)	273	(2,977)	(2,704)
Net interest income	$(272)	$346	$74	$(24)	$119	$95

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2008, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$ Change in Net Interest Income	% of Net Interest Income
200 basis point rising	$623,000	3.4%
100 basis point rising	$343,000	1.9%
100 basis point falling	$(425,000)	(2.3)%
200 basis point falling	$(958,000)	(5.2)%

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2008.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases during the quarter ended September 30, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

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

LANDMARK BANCORP, INC.

Date: November 14, 2008	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: November 14, 2008	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer