Form 10-K
period 2008-12-31
LANDMARK BANCORP INC
filed 2009-03-27
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2008
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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38.6 million.  At February 28, 2009, the total number of shares of common stock outstanding was 2,372,250.

Portions of the following documents are incorporated by reference: the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2009, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2008 Form 10-K Annual Report

PART I

PART I.

ITEM 1.                  BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of Delaware.  Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company.  As of December 31, 2008, the Company had $602.2 million in consolidated total assets.

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

Pursuant to the 2006 Acquisition, the 2004 Acquisition and the 2001 Merger, the Bank succeeded to all of the assets and liabilities of FMB, First Savings Bank F.S.B., First Kansas, First Kansas Federal, Landmark Federal Savings Bank and Security National Bank.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate commercial, commercial real estate, one-to-four family residential mortgage and consumer loans in the Bank’s principal market areas, as described below.  Since the 2001 Merger, the Bank has focused on originating greater numbers and amounts of commercial, commercial real estate and agricultural loans.  Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts.  The Bank has also diversified its geographical markets as a result of the 2006 Acquisition, the 2004 Acquisition and the 2001 Merger.  The Company’s main office is in Manhattan, Kansas with branch offices in central, eastern and southwestern Kansas.  The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.  In January 2009, the Company entered into an agreement to purchase a second branch in Lawrence, Kansas.  Completion of the acquisition is subject to customary closing conditions.  In light of the recent turmoil in the financial industry, additional attractive opportunities may become available to the Company.

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

Market Area

The Bank’s primary deposit gathering and lending markets are geographically diversified with locations in eastern, central, and southwestern Kansas.  The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base.  The Bank’s markets have not been immune to the effects of the recent economic downturn.  To varying degrees, the Bank’s markets have experienced either flat or declining real estate values, falling consumer confidence, increased unemployment and decreased consumer spending.  However, the economic and credit crises has so far been less severe in Kansas than many markets across the U.S. have experienced.  A brief description of these three geographic areas and the communities which the Bank serves within these communities is summarized below.

Shawnee, Douglas, Miami, Osage, and Bourbon counties are located in eastern Kansas and encompass the Bank locations in Topeka, Auburn, Lawrence, Paola, Louisburg, Osawatomie, Osage City, and Fort Scott.  Shawnee County’s market, which encompasses the Bank locations in Topeka and Auburn, is strongly influenced by the State of Kansas, City of Topeka, two regional hospitals and several major private firms and public institutions.  The Bank’s Lawrence location is located in Douglas County and is significantly impacted by the University of Kansas, the largest university in Kansas, in addition to several private industries and businesses in the community.  In January 2009, the Company entered into an agreement to purchase a second branch in Lawrence, Kansas.  The communities of Paola, Louisburg, and Osawatomie, located within Miami County, are influenced by the growth of the Kansas City market resulting in housing growth and small private industries and business.  Additionally, the Osawatomie State Hospital is a major government employer within the county.  Bourbon and Osage Counties are primarily agricultural with small private industries and business firms, while Bourbon County is also influenced by a regional hospital and Fort Scott Community College.

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

Employees

At December 31, 2008, the Bank had a total of 207 employees (195 full time equivalent employees).  The Company has no direct employees.  Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan.  Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

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

Residential loans are priced and originated following global underwriting standards that are consistent with guidelines established by the major buyers in the secondary market.  Commercial and consumer loans generally are issued at or above the national prime rate.  While the origination of one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market.  The Bank is focusing on the generation of commercial and commercial real estate loans to grow and diversify the loan portfolio.  The Bank has no potential negative amortization loans.  The following is a brief description of each major category of the Bank’s lending activity.

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

Real Estate Lending.  Commercial, residential, construction and multi-family real estate loans represent the largest class of loans of the Bank.  Generally, residential loans retained in portfolio are variable rate with adjustment periods of five years or less and amortization periods of either 15 or 30 years.  Commercial real estate loans, including agricultural real estate, generally have amortization periods of 15 or 20 years.  The Bank has a security interest in the borrower’s real estate.  The Bank also generates long term fixed rate residential real estate loans which are sold in the secondary market.  Commercial real estate, construction and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property.  Commercial real estate, including agricultural real estate loans, are also supported by an analysis demonstrating the borrower’s ability to repay.  The Bank has been reducing its exposure to construction loans over the past two years, from $33.6 million at December 31, 2006 to $19.6 million at December 31, 2008.  Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing.

Consumer and Other Lending.  Loans classified as consumer and other loans include automobile, boat, student loans, home improvement and home equity loans, the latter two secured principally through second mortgages.  With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing.  The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral.  The majority of these loans are installment loans with fixed interest rates.  Home improvement and home equity loans are generally secured by a second mortgage on the borrower’s personal residence and, when combined with the first mortgage, limited to 80% of the value of the property unless further protected by private mortgage insurance.  The home improvement loans are generally made for terms of five to seven years with fixed interest rates.  The home equity loans are generally made for terms of ten years on a revolving basis with the interest rates adjusting monthly tied to the national prime interest rate.

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

Recent events in the U.S. and global economies, including the deterioration of the world wide credit markets, have materially impacted our loan origination and processing.  Residential real estate values have either leveled out or declined slightly in the markets we serve.  In several of our markets there is an oversupply of newly constructed, speculative residential real estate properties and developed vacant lots.  As a result of these issues we have severely curtailed land development and construction lending.  We do not expect this type of lending to be resumed until the economic outlook improves and the supply and demand of residential housing and vacant developed lots is in balance.  The economic downturn has also caused us to increase our underwriting requirements on other types of loans to insure borrowers can meet repayment requirements in the current economic environment.

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than stockholders. In addition to this generally applicable regulatory framework, recent turmoil in the credit markets prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury Department (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury invests.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels could be required by regulatory authorities if warranted by the particular circumstances or risk profiles of individual banking organizations.  For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2008 the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008.  Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as the Bank.  Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorizes the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA will be required to adopt the Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.  On October 14, 2008, the Treasury announced that it will provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocates $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Eligible institutions will be able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock will generally be non-voting and will pay dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  For public companies, in conjunction with the purchase of the CPP Preferred Stock, the Treasury will receive warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.  The Treasury will determine specific eligibility and allocations for an interested financial institution after consultation with the appropriate federal banking agency. The deadline for public companies to submit an application to participate in the CPP was November 14, 2008.

The Company filed an application to participate in the CPP by issuing to the U.S. Treasury approximately $12 million in aggregate amount of CPP Preferred Stock.  The Company’s application to the CPP was preliminarily approved, however, as previously announced, the Company elected not to participate in the program.  The Company’s decision not to participate was based on management’s and the Board of Directors’ conclusion that it was not in the best interests of the stockholders, or the Bank’s customers, as the costs for the capital outweighed the benefits to the Company.  This conclusion was based, in part, upon the strength of the Company’s capital position and management’s belief that the Bank could not efficiently use the capital in the near term.

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

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.  The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008).  Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.  In addition, the FDIC recently passed an interim rule authorizing the FDIC to impose an emergency special assessment equal to 0.20% of total deposits on June 30, 2009 (that will be collected on September 30, 2009), and further authorizing the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 0.10% of total deposits, whenever the FDIC estimates that the reserve ratio of the DIF will fall to a level that the FDIC believes would adversely affect public confidence in federal deposit insurance or to a level that will be close to zero or negative at the end of a calendar quarter.  The interim rule, however, is subject to a 30-day comment period that will expire on April 2, 2009, and may be subject to change before any special assessments are imposed on insured depository institutions.  We expect our FDIC deposit insurance expense to increase approximately $300,000 during 2009 as compared to 2008 due to the expiration of our credits and the increased assessment levels.  This amount does not include the emergency special assessment, which would be approximately $900,000, based on the proposed 0.20% of total deposits.  These additional amounts will increase non-interest expense.

FDIC Temporary Liquidity Guarantee Program.  In connection with the recently enacted EESA and in conjunction with the Treasury’s actions to address the current credit and liquidity crisis in financial markets,  the FDIC announced the Temporary Liquidity Guarantee Program, which will temporarily provide to participating institutions unlimited deposit insurance coverage for non-interest bearing transaction accounts maintained at FDIC insured institutions (the “transaction account guarantee program”), and provide a limited guarantee on certain newly-issued senior unsecured debt (the “debt guarantee program”).  For an initial 30-day period, all eligible financial institutions were automatically covered under this program without incurring any fees.  Institutions that did not opt out by December 5, 2008, will be subject to the following potential assessments for participation: (i) for the debt guarantee program, between 50 and 100 basis points per annum for eligible senior unsecured debt (depending on the maturity date) issued between October 14, 2008 and June 30, 2009; and (ii) for the transaction account guarantee program, 10 basis points per annum on amounts in excess of $250,000 in non-interest bearing transaction accounts from November 13, 2008 through and including December 31, 2009.  The Bank decided to continue to participate in the transaction account guarantee program and did not opt out.  As a result, the Bank expects to incur fees associated with that program.  However, the Bank decided not to continue to participate in the debt guarantee program, opted out of that program, and will not incur any fees associated therewith.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During the year ended December 31, 2008, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During the year ended December 31, 2008, the Bank paid supervisory assessments to the OCC totaling $147,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of minimum capital requirements. The OCC has established the following minimum capital standards for national banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions as determined by the OCC.  For example, regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

As of December 31, 2008: (i) the Bank was not subject to any directives from the OCC, including any related to increasing its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008.  As of December 31, 2008, approximately $2.5 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.4 million, the reserve requirement is $1.023 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.4 million.  The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  As of December 31, 2008, the Bank is in compliance with the foregoing requirements.

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

STATISTICAL DATA

The Company has a fiscal year ending on December 31.  The information presented in this annual report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2008.

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

	Years Ended December 31,
	2008 vs 2007			2007 vs 2006
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Investment securities	$548	$(358)	$190	$656	$682	$1,338
Loans	(360)	(3,641)	(4,001)	(665)	855	190
Total	188	(3,999)	(3,811)	(9)	1,537	1,528
Interest expense:
Deposits	(209)	(3,400)	(3,609)	269	2,290	2,559
Other borrowings	654	(1,298)	(644)	(447)	117	(330)
Total	445	(4,698)	(4,253)	(178)	2,407	2,229
Net interest income	$(257)	$699	$442	$169	$(870)	$(701)

II.  Investment Portfolio

Investment Securities.  The following table sets forth the carrying value of the Company’s investment securities at the dates indicated.  None of the investment securities held as of December 31, 2008 was issued by an individual issuer in excess of 10% of the Company’s stockholders’ equity, excluding the securities of U.S. government and federal agency obligations.  The Company’s federal agency obligations consist of obligations of U.S. government sponsored enterprises, primarily the FHLB.  The Company’s mortgage backed securities portfolio consisted of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.  The Company’s investments in certificates of deposits consisted of FDIC insured certificates of deposits with other financial institutions.

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)
Investment Securities:
U.S. federal agency obligations	$29,514	$48,708	$46,632
Municipal obligations	64,309	62,113	55,064
Mortgage-backed securities	56,582	36,216	32,224
FHLB stock	7,303	7,099	6,747
Common stock	1,074	1,122	716
FRB stock	1,749	1,746	1,741
Corporate bonds	740	2,493	2,531
Certificates of deposits	10,026	5,227	229
Total	$171,297	$164,724	$145,884

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio as of December 31, 2008.  Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate.  The table includes scheduled principal payments and estimated prepayments for mortgage-backed securities, where actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2008
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. federal agency obligations	$16,406	4.47%	$12,023	5.11%	$1,085	5.50%	$—	—%	$29,514	4.77%
Municipal obligations	863	4.78%	10,209	5.24%	29,468	5.73%	23,769	6.07%	64,309	5.76%
Mortgage-backed securities	4,303	4.48%	49,048	4.48%	2,372	6.16%	859	5.01%	56,582	4.56%
Corporate bonds	—	—%	—	—%	—	—%	740	5.12%	740	5.12%
Certificates of deposits	10,026	3.13%	—	—%	—	—%	—	—%	10,026	3.13%
Total	$31,598	4.06%	$71,280	4.70%	$32,925	5.75%	$25,368	6.01%	$161,171	4.99%

III.  Loan Portfolio

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance
Real estate loans:
One-to-four family residential	$112,814	$126,459	$151,300
Commercial	126,977	113,209	98,314
Construction	19,618	27,936	33,600
Commercial loans	101,976	103,099	90,758
Consumer loans	7,937	9,164	9,596
Total gross loans	369,322	379,867	383,568
Less:
Deferred loan fees/(costs) and loans in process	(320)	(462)	214
Allowance for loan losses	3,871	4,172	4,030
Loans, net	$365,771	$376,157	$379,324

Percent of total
Real estate loans:
One-to-four family residential	30.5%	33.3%	39.4%
Commercial	34.4%	29.8%	25.6%
Construction	5.3%	7.4%	8.8%
Commercial loans	27.6%	27.1%	23.7%
Consumer loans	2.2%	2.4%	2.5%
Total gross loans	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2008. The table does not include unscheduled prepayments.

	≤ 1 year	1-5 years	> 5 years	Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$15,791	$48,800	$48,223	$112,814
Commercial	29,598	48,177	49,202	126,977
Construction	19,485	133	—	19,618
Commercial	67,576	30,341	4,059	101,976
Consumer	3,321	4,372	244	7,937
Total gross loans	$135,771	$131,823	$101,728	$369,322

The following table sets forth, as of December 31, 2008, the dollar amount of all loans due after December 31, 2009 and whether such loans had fixed interest rates or adjustable interest rates:

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$30,631	$66,392	$97,023
Commercial	24,836	72,543	97,379
Construction	133	—	133
Commercial	18,210	16,190	34,400
Consumer	4,152	464	4,616
Total gross loans	$77,962	$155,589	$233,551

Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”).  Under the original terms of the Company’s non-accrual loans as of December 31, 2008, interest earned on such loans for the years ended December 31, 2008, 2007 and 2006 would have increased interest income by $252,000, $520,000 and $270,000, respectively.

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)
Total non-accrual loans	$5,748	$10,037	$3,567
Accruing loans over 90 days past due	—	—	—
Real estate owned	1,934	492	456
Total nonperforming assets	$7,682	$10,529	$4,023

Total nonperforming loans to total loans, net	1.6%	2.7%	0.9%
Total nonperforming assets to total assets	1.3%	1.7%	0.7%
Allowance for loan losses to nonperforming loans	67.3%	41.5%	113.0%

The Company’s non-accrual loans declined to $5.7 million at December 31, 2008 from $10.0 million as of December 31, 2007.  The decline was primarily the result of the collection of the outstanding balances of two loan relationships totaling $3.0 million during 2008 and increased charge-offs of balances in non-accrual at December 31, 2007.  Net loan charge-offs for the year ended December 31, 2008 were $2.7 million compared to $113,000 for the year ended December 31, 2007.  The net loan charge-offs during 2008 were primarily related to loans that had a specific loss reserve allocation at December 31, 2007.  As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate and construction relationships.  This loan portfolio management, combined with the current economic recession, has led to an increase in our real estate owned.  As discussed in more detail in the “Asset Quality and Distribution” section, we believe the Company’s allowance for loan losses is adequate based on the Company’s evaluation of the loan portfolio’s inherent risk as of December 31, 2008.

IV.           Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)
Total gross loans outstanding	$369,322	$379,867	$383,568
Average net loans outstanding	$375,198	$380,664	$391,010

Allowance balances (at beginning of year)	4,172	4,030	3,151

Provision	2,400	255	235

Allowance of merged bank:	—	—	891

Charge-offs:
Real estate loans:
One-to-four family residential	(1,443)	(16)	(23)
Commercial	—	—	(55)
Construction	(453)	(29)	—
Commercial	(728)	(12)	(3)
Consumer	(145)	(147)	(258)
	(2,769)	(204)	(339)
Recoveries:
Real estate loans:
One-to-four family residential	4	4	5
Commercial	—	—	1
Construction	—	—	—
Commercial	9	25	25
Consumer	55	62	61
	68	91	92

Net charge-offs	(2,701)	(113)	(247)

Allowance balances (at end of year)	$3,871	$4,172	$4,030
Allowance for loan losses as a percent of total gross loans outstanding	1.05%	1.10%	1.05%
Net loans charged off as a percent of average net loans outstanding	0.72%	0.03%	0.06%

The significant increase in the one-to-four family residential charge-offs is primarily from the liquidation of a pool of non-owner occupied, one-to-four family residential loans, made to a single entity in the Kansas City, Missouri area.  These loans were located in deteriorating neighborhoods and were originally obtained as part of an acquisition.  As of December 31, 2008 the loans were partially charged-off and have subsequently been liquidated in 2009 at a price that had an immaterial impact on earnings.  As mentioned above, these loans were acquired in a prior acquisition and are not representative of the quality and performance of the remaining one-to-four family residential mortgage loan portfolio.

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

	2008		2007		2006
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$672	30.5%	$1,189	33.3%	$827	39.4%
Commercial	730	34.4%	640	29.8%	823	25.6%
Construction	833	5.3%	879	7.4%	834	8.8%
Commercial	1,507	27.6%	1,191	27.1%	1,308	23.7%
Consumer	129	2.2%	273	2.4%	238	2.5%
Total	$3,871	100.0%	$4,172	100.0%	$4,030	100.0%

The decline in the allocation of the allowance for losses on loans to one-to-four family residential loans is primarily the result of the charge-off associated with the one loan relationship on a pool of non-owner occupied, one-to-four family residential loans in the Kansas City, Missouri area.  Specific reserve allocations of $705,000 related to impaired loans at December 31, 2008 was primarily related to one commercial loan relationship.  The allowance for losses on loans is discussed in more detail in the “Nonperforming Assets” and “Asset Quality and Distribution” sections, we believe the Company’s allowance for loan losses continues to be adequate based on the Company’s evaluation of the loan portfolio’s inherent risk as of December 31, 2008.

Even though the Company’s levels of non-accrual loans and loans over 90 days past due declined during 2008, the current economic problems could result in our levels of nonperforming assets staying elevated, as compared to levels prior to December 31, 2007, for a significant period of time.  Further deterioration in the local economy or real estate values may create additional problem loans for the Company.

V.                                        Deposits

As of December 31, 2008, the aggregate amount outstanding of jumbo certificates of deposit (amounts of $100,000 or more) was $50.0 million.  The following table presents the maturities of these time certificates of deposit at December 31, 2008:

(Dollars in thousands)

3 months or less	$17,745
Over 3 months through 6 months	11,126
Over 6 months through 12 months	13,524
Over 12 months	7,570
Total	$49,965

VI.                                Return on Equity and Assets

	As of or for the years ended December 31,
	2008	2007	2006
Return on average assets	0.75%	0.90%	1.01%
Return on average equity	8.98%	10.78%	13.01%
Equity to total assets	8.54%	8.62%	8.34%
Dividend payout ratio	38.10%	32.70%	26.27%

ITEM 1A.               RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

The United States has been in a recession since December, 2007.  Business activity across a wide range of industries and regions is greatly reduced and many businesses and local governments are experiencing serious difficulty in remaining profitable and providing services due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.  Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties.  Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide.  In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including committing to invest at least $250 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity for many organizations continues to be very limited.

As a result of these financial economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including commercial loans, commercial real estate loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Declines in our stock price, as well as changes to other risk factors discussed herein, could result in impairment of our goodwill which would have an adverse effect on our earnings.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio.  Additionally, our Board of Directors regularly monitors the adequacy of our allowance for loan loses.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2008 and 2007, our allowance for loan losses as a percentage of total loans was 1.05% and 1.10%, respectively, and as a percentage of total non-performing loans was approximately 67.3% and 41.5%, respectively.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.  The increased levels of provision for loan losses experienced during 2008 may continue for some period of time.

Declines in value may adversely impact the carrying amount of our investment portfolio and result in other-than-temporary impairment charges.

As of December 31, 2008, we had pooled trust preferred securities with an aggregate book value of $2.5 million and an unrealized loss of approximately $1.7 million.  We may be required to record impairment charges on our investment securities if they suffer a decline in value that is considered other-than-temporary.  If the credit quality of the securities in our investment portfolio deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments.  Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $112.8 million and $126.5 million, or 30.5% and 33.3%, of our loan portfolio at December 31, 2008 and 2007, respectively. These loans are secured primarily by properties located in the state of Kansas.  Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio.  While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio.  This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates.  These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.  Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

Commercial loans were $102.0 million, or approximately 27.6% of our total loan portfolio as of December 31, 2008, compared to $103.1 million and 27.1% as of December 31, 2007.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.

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

At December 31, 2008 and 2007, agricultural real estate loans totaled $7.2 million and $6.9 million, or 1.9% and 1.8% of our total loan portfolio, respectively.  Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean.  Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2008 and 2007, these loans totaled $36.0 million and $34.4 million, respectively, or 9.7% and 9.1% respectively, of our total loan portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.

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

Real estate lending (including commercial, construction, and residential) is a large portion of our loan portfolio. These categories were $259.4 million, or approximately 70.2% of our total loan portfolio as of December 31, 2008, as compared to $267.6 million, or approximately 70.4%, as of December 31, 2007.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future and this is a major reason why we did not participate in the CPP.  However, we may at some point need to raise additional capital to support continuing growth.  Our ability to raise additional capital is particularly important to our strategy of continual growth through acquisitions.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the FDIC and the OCC.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and in light of the recent economic downturn, the industry has experienced a general strengthening of these laws and regulations.  Increased regulation could increase our cost of compliance and adversely affect profitability.  For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

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

Our $16.5 million of subordinated debentures are held by two business trusts that we control.  Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock.  We have the right to defer interest payments on the debentures for up to 20 consecutive quarters.  However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.  Deferral of interest payments could also cause a decline in the market price of our common stock.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                  PROPERTIES

The Company owns its main office in Manhattan and sixteen branch offices and leases 3 branch offices.  The Company also leases a parking lot for one of the branch offices it owns.  In January 2009, the Company entered into an agreement to purchase a second branch in Lawrence.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II.

ITEM 5.                 MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At December 31, 2008, the Company had approximately 1,080 stockholders, consisting of approximately 385 owners of record and approximately 695 beneficial owners of our common stock.   Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years.  Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2008 and 2007.

Year ended December 31, 2008	High	Low	Cash dividends paid
First Quarter	$24.76	$22.61	$0.1810
Second Quarter	23.79	21.18	0.1810
Third Quarter	21.19	15.14	0.1810
Fourth Quarter	$20.48	$16.67	$0.1810

Year ended December 31, 2007	High	Low	Cash dividends paid
First Quarter	$26.17	$24.26	$0.1723
Second Quarter	25.80	24.58	0.1723
Third Quarter	26.18	23.85	0.1723
Fourth Quarter	$25.71	$22.97	$0.1723

The following table provides information about purchases by the Company during the quarter ended December 31, 2008, of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may yet be purchased under the plans (1)

October 1-31, 2008	—	$—	—	118,711
November 1-30, 2008	6,405	17.70	6,405	112,306
December 1-31, 2008	3,500	19.25	3,500	108,806
Total	9,905	$18.25	9,905	108,806

(1)                                     In January 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 119,900 shares, or 5% of our outstanding common stock (“January 2008 Repurchase Program”), following completion of the 2007 Repurchase Program.  The company completed the 2007 Repurchase Program during February 2008.  In May 2008, our Board of Directors announced another a new stock repurchase program, permitting us to repurchase up to 113,400 shares, or 5% of our outstanding common stock (“May 2008 Repurchase Program”), following completion of the January 2008 Repurchase Program.  The company completed the January 2008 Repurchase Program during November 2008.  Unless terminated earlier by resolution of the Board of Directors, the May 2008 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6.                 SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$602,213	$606,455	$590,568	$465,110	$442,091
Loans	365,772	376,157	379,324	274,566	277,414
Investment securities	171,297	164,724	145,884	140,131	133,604
Cash and cash equivalents	13,788	14,739	14,752	21,491	7,845
Deposits	439,546	452,652	444,485	331,273	302,868
Borrowings	104,366	93,088	90,416	85,258	94,571
Stockholders’ equity	$51,406	$52,296	$49,236	$44,073	$42,169

Selected Operating Data:
Interest income	$31,647	$35,551	$34,395	$22,124	$19,949
Interest expense	13,615	17,868	15,639	8,957	7,000
Net interest income	18,032	17,683	18,756	13,167	12,949
Provision for loan losses	2,400	255	235	385	460
Net interest income after provision for loan losses	15,632	17,428	18,521	12,782	12,489
Non-interest income	7,542	5,915	6,913	5,056	5,125
Non-interest expense	17,511	16,638	17,345	12,282	11,353
Earnings before income taxes	5,663	6,705	8,089	5,556	6,261
Income tax expense	1,110	1,303	2,079	1,659	2,010
Net earnings	$4,553	$5,402	$6,010	$3,897	$4,251
Net earnings per share (1):
Basic	$1.90	$2.12	$2.33	$1.51	$1.61
Diluted	1.89	2.10	2.32	1.50	1.60
Dividends per share (1)	0.72	0.69	0.60	0.56	0.53
Book value per common share outstanding (1)	$21.67	$20.74	$19.13	$17.04	$16.39

Other Data:
Return on average assets	0.75%	0.90%	1.01%	0.87%	0.98%
Return on average equity	8.98%	10.78%	13.01%	9.04%	9.98%
Equity to total assets	8.54%	8.62%	8.34%	9.48%	9.54%
Net interest rate spread (2)	3.25%	3.15%	3.35%	2.99%	2.99%
Net interest margin (2)	3.51%	3.47%	3.62%	3.26%	3.24%
Non-performing assets to total assets	1.57%	1.74%	0.68%	0.88%	0.37%
Non-performing loans to net loans	2.10%	2.67%	0.94%	1.21%	0.41%
Allowance for loan losses to total loans	1.05%	1.10%	1.05%	1.14%	1.04%
Dividend payout ratio	38.10%	32.70%	26.17%	37.14%	33.33%
Number of full service banking offices	20	20	20	17	16

** Our selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements, including the related notes.

(1)           All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2008, 2007, 2006, 2005 and 2004.

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

Landmark National Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with Federal Home Loan Bank borrowings and funds from operations, to originate commercial real estate and non-real estate loans, as well as one-to-four family residential mortgage loans. Landmark National Bank also originates small business, multi-family residential mortgage, home equity and consumer loans.  Although not our primary business function, we do invest in certain investment and mortgage-related securities using deposits and other borrowings as funding sources.

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

Currently, our business consists of ownership of Landmark National Bank, with its main office in Manhattan, Kansas and nineteen branch offices in eastern, central and southwestern Kansas.  In January 2009, we entered into an agreement to purchase a second branch in Lawrence.  The location is near our planned building site and allows us to expedite the planned expansion more quickly and economically.  The branch acquisition will come with approximately $7 million in deposits and $4 million in loans.

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

We report our available-for-sale investment securities at fair value, and in accordance with the requirements of SFAS No. 157 “Fair Value Measurements,” the Company employs valuation techniques which utilize observable inputs when those inputs are available.  These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company.  When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances.  These valuation methods typically involve cash flow and other financial modeling techniques.  Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations.  SFAS 157, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) is discussed in more detail in Note 12 to the consolidated financial statements.  Our management performs periodic reviews of the investment securities to determine if any investment securities have declined in value which might be considered other than temporary.  If such decline is deemed other than temporary, we would adjust the cost basis of the security by writing down the security to the estimated fair market value through a charge to current period operations.  The market values of securities are affected by changes in interest rates as well credit spreads associated with the issuers.  The Company’s review includes an analysis of the facts and circumstances surrounding each security including the length and severity of the loss, the credit of the borrower and our ability and intent to hold the security until maturity.  The Company obtains estimates of the fair value for investments in pooled trust preferred securities from pricing services and by discounting projected cash flows using a risk-adjusted discount rate in accordance with FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The fair value of the pooled trust preferred securities for disclosure purposes is estimated by considering the reasonableness of the range of fair value estimates provided by a pricing service and the discounted cash values.  The Company’s review of investments in pooled trust preferred securities is also assessed for the recoverability of cash flows under EITF 99-20-1 “Recognition of Interest Income and Impairment on Purchased Beneficial Interest.”  Although we believe that our estimates of the fair values of investment securities to be reasonable, economic and market factors may affect the amounts that will ultimately be realized from these investments.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Under FIN 48, an income tax position will be recognized if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits.  Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  We have also established a valuation allowance on a portion of our deferred tax assets because we believe it is more likely than not that these items will not be realized.  Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

We have completed several business and asset acquisitions, which have generated significant amounts of goodwill and intangible assets and related amortization.  The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by our management.  Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations.  The initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed.  If the carrying value of our goodwill exceeded the implied fair value of the goodwill, an impairment loss would be recorded in an amount equal to that excess.  Our analysis includes a review of stock price and valuation multiples compared to recent acquisition multiples in determining our implied fair value of our goodwill.  Valuation of intangible assets is generally based on the estimated cash flows related to those assets.  Performing such a discounted cash flow analysis involves the use of estimates and assumptions.  Useful lives are determined based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including the historical cash flows.  Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, we have identified purchase accounting, and the subsequent impairment testing of goodwill and intangible assets, as a critical accounting policy.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

SUMMARY OF PERFORMANCE.  Net earnings for 2008 decreased $849,000, or 15.7%, to $4.6 million as compared to 2007.  The decrease in earnings was primarily due to a $2.1 million increase in our provision for loan losses.  During 2008 our loan loss analysis indicated it was necessary to increase our provision for loan losses based upon our analysis of our loan portfolio as well as deteriorating market conditions.  Even though our levels of non accrual and past due loans declined during 2008, increased levels of loan loss provision were warranted given the economic environment, the uncertainty regarding the length and severity of the recession and the loan losses and resulting charge-offs experienced during 2008.  We feel the external risks within the environment which we operate remain present today and will need to be continuously monitored.  We believe that our capital levels, loan portfolio management and our provision for loan losses position us to deal with the economic uncertainties in this challenging environment.  We will continue to monitor economic events closely, along with the performance of our loan portfolio, and take the necessary steps required to address any issues that may arise.

Partially offsetting the higher provision for loan losses were gains of $497,000 on sales of investment securities and $270,000 of gains on the prepayment of two FHLB advances, as well as an increase of $502,000 in gains on sales of loans.  Market conditions during the second quarter of 2008 allowed us to sell longer term, higher yielding U.S. agency obligations while purchasing shorter term, lower yielding mortgage-backed obligations at gains that were higher than the reductions in interest income as a result of the transactions.  During 2008, we began a strategy of issuing longer-term, fixed rate FHLB advances and repaying shorter-term FHLB advances to lengthen our FHLB advance maturities while rates were believed to be at a relatively low point in the rate cycle.  As a result of the prepayment of two $10 million advances, we recognized gains of $270,000, which represented the unamortized fair value adjustment required by purchase accounting for a prior acquisition.  The increase in gains on sales of loans was driven by higher origination volumes of residential real estate loans that were sold in the secondary market.

The year ended December 31, 2008 resulted in diluted earnings per share of $1.89 compared to $2.10 for 2007.  Return on average assets was 0.75% for 2008, compared to 0.90% for 2007.  Return on average stockholders’ equity was 8.98% for 2008, compared to 10.78% for 2007.

We distributed a 5% stock dividend for the eighth consecutive year in December 2008.  All per share and average share data in this section reflects the 2008 and 2007 stock dividends.

INTEREST INCOME.  Interest income for 2008 decreased $3.9 million, or 11.0%, to $31.7 million from $35.6 million for 2007, primarily as a result of lower yields on interest-earning assets as a result of the dramatic declines in benchmark interest rates during 2008.  Average loans for 2008 decreased to $375.2 million from $383.1 million in 2007.  Interest income on loans decreased $4.0 million, or 14.2%, to $24.4 million for 2008, due to a decrease in the average yield on loans from 7.45% during 2007 to 6.49% during 2008 combined with lower average balances.  Average investment securities increased from $157.4 million for 2007, to $170.0 million for 2008.  The average yield on our investment securities decreased to 4.88% during 2008 from 5.15% during 2007.  Interest income on investment securities increased $124,000, or 1.7%, to $7.2 million for 2008.

INTEREST EXPENSE.  Interest expense for 2008 decreased 23.8%, or $4.3 million, to $13.6 million from $17.9 million for 2007.  Interest expense on deposits decreased to $9.9 million, or 26.7%, from $13.5 million in 2007.  Contributing to the decline in interest expense was a decline in average interest-bearing deposits from $397.7 million for 2007, to $391.5 million during 2008, as well as a decline in the average rate from 3.40% in 2007 to 2.53% in 2008.  Interest expense on borrowings decreased $644,000 during 2008 to $3.7 million from $4.4 million in 2007.  This decline was the result of lower rates on our average borrowings, which declined to 3.52% during 2008 from 4.63% in 2007.  Offsetting the lower average rates were higher average balances which increased from $94.2 million in 2007 to $105.5 million in 2008.

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

Net interest income for the year ended December 31, 2008 increased $349,000 to $18.0 million compared to the year ended December 31, 2007, an increase of 2.0%.  This increase in net interest income was due primarily to the decline in our cost of funding outpacing the decline in our yield on interest earning assets, which resulted in our net interest margin, on a tax equivalent basis, increasing to 3.51% from 3.47% for 2008 and 2007, respectively.  During 2008 we were able to reduce our cost of deposits and borrowings enough to offset the lower yield on loans in a market that experienced a dramatic decline in benchmark interest rates that began in late 2007 and continued throughout 2008.  The lower cost of funding allowed us to maintain our net interest margin in markets that had considerable competitive pricing pressures.  We expect these pricing pressures to continue during 2009, which will continue to make maintaining or increasing our net interest margin difficult.

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

The provision for loan losses increased to $2.4 million for 2008, compared to $255,000 for 2007.  We increased our provision for loan losses based on our analysis of the loan portfolio as well as deteriorating market conditions.  Even though our levels of non-accrual and past due loans declined from December 31, 2007 to December 31, 2008, increased levels of loan loss provision were warranted given the economic environment and the uncertainty regarding the length and severity of the recession we are currently experiencing.  The Company’s non-accrual loans declined to $5.7 million at December 31, 2008 from $10.0 million as of December 31, 2007.  The decline was primarily the result of the collection of the outstanding balances of two loan relationships totaling $3.0 million during 2008 and increased charge-offs of balances in non-accrual at December 31, 2007.  Net loan charge-offs for the year ended December 31, 2008 were $2.7 million compared to $113,000 for the year ended December 31, 2007.  At December 31, 2008, the allowance for loan losses was $3.9 million, or 1.05% of gross loans outstanding, compared to $4.2 million, or 1.10% of gross loans outstanding, at December 31, 2007.  For further discussion of the provision for loan losses, refer to the “Asset Quality and Distribution” section.

NON-INTEREST INCOME.  Total non-interest income increased $1.6 million to $7.5 million for 2008, which was primarily attributable to $497,000 in gains on sales of investment securities, a $270,000 gain on the prepayment of FHLB advances and increases of $502,000 in gains on sales of loans and $228,000 in fees and service charges, as compared to 2007.  The increase in gains on sales of loans were driven by higher origination volumes of residential real estate loans that were sold in the secondary market while the increase in fees and service charges were primarily deposit related.

NON-INTEREST EXPENSE.  Total non-interest expense increased $872,000, an increase of 5.2% during 2008 as compared to 2007.  The increase was primarily attributable to increases of $568,000 in compensation and benefits and $352,000 in other non-interest expense.  The increase in compensation and benefits was driven primarily by increased staffing levels and general pay increases.  The increased staffing levels were primarily related to increased one-to-four family residential mortgage loan staff.  The increase in other non-interest expenses was primarily the result of $118,000 increase in foreclosure and other real estate asset expenses, as well as $66,000 of other than temporary impairment charges on certain investment securities.  During 2008 our FDIC deposit insurance costs were primarily offset by assessment credits that were previously received.  However, during 2009 these credits will be fully utilized which will cause a substantial increase in our non-interest expense.  We expect our FDIC deposit insurance expense to increase approximately $300,000 during 2009 as compared to 2008 due to the expiration of the credits and the increased assessment levels.  This amount does not include the proposed emergency special assessment, which would be approximately $900,000.  These additional amounts will increase non-interest expense.

INCOME TAXES.  Income tax expense decreased $193,000, or 14.8%, to $1.1 million for 2008, from $1.3 million for 2007.  The decrease in income tax expense for 2008 resulted primarily from a decrease in taxable income during 2008 as compared to 2007.  The effective tax rate was 19.6% for 2008 as compared to 19.4% for 2007.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

SUMMARY OF PERFORMANCE.  Net earnings for 2007 decreased $608,000, or 10.6%, to $5.4 million as compared to 2006.  Our decline in earnings for 2007 declined from 2006 primarily due to decreases in both net interest income and non-interest income.

The year ended December 31, 2007 resulted in diluted earnings per share of $2.10 compared to $2.32 for 2006.  Return on average assets was 0.90% for 2007, compared to 1.01% for 2006.  Return on average stockholders’ equity was 10.78% for 2007, compared to 13.01% for 2006.

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

PROVISION FOR LOAN LOSSES.  The provision for loan losses increased to $255,000 for 2007, compared to $235,000 for 2006.  Our regular review of the loan portfolio prompted the increase in our provision, primarily as a result of decreases in credit quality, slowing economic conditions, increased commercial lending and higher nonperforming asset balances.  At December 31, 2007, the allowance for loan losses was $4.2 million, or 1.10% of gross loans outstanding, compared to $4.0 million, also 1.05% of gross loans outstanding, at December 31, 2006.  For further discussion of the provision for loan losses, refer to the “Asset Quality and Distribution” section.

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

AVERAGE ASSETS/LIABILITIES.  The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2008, 2007 and 2006.  This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2008			Year ended December 31, 2007			Year ended December 31, 2006
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Assets
Interest-earning assets:
Investment securities (1)	$170,011	$8,299	4.88%	$157,376	$8,109	5.15%	$144,110	$6,771	4.70%
Loans receivable, net (2)	375,208	24,534	6.49%	383,078	28,535	7.45%	393,709	28,345	7.20%

Total interest-earning assets	548,219	32,833	5.99%	540,454	36,644	6.78%	537,819	35,116	6.53%
Non-interest-earning assets	59,715			60,689			59,573
Total	$607,934			$601,143			$597,392

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Certificates of deposit	$221,412	$8,075	3.65%	$237,831	$10,656	4.48%	$226,963	$8,570	3.78%
Money market and NOW accounts	142,968	1,741	1.22%	132,813	2,769	2.08%	131,470	2,287	1.74%
Savings accounts	27,081	81	0.30%	27,048	81	0.30%	29,914	90	0.30%
FHLB advances and other borrowings	105,544	3,718	3.52%	94,171	4,362	4.63%	103,805	4,692	4.52%

Total interest-bearing liabilities	49,7005	13,615	2.74%	491,863	17,868	3.63%	492,152	15,639	3.18%
Non-interest-bearing liabilities	60,211			59,146			59,031
Stockholders’ equity	50,718			50,134			46,209
Total	$607,934			$601,143			$597,392

Interest rate spread (3)			3.25%			3.15%			3.35%
Net interest margin (4)		$19,218	3.51%		$18,776	3.47%		$19,477	3.62%
Tax equivalent interest - imputed		1,186			1,093			721
Net interest income		$18,032			$17,683			$18,756

Ratio of average interest-earning assets to average interest-bearing liabilities		110.3%			109.9%			109.3%

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

(4)          Net interest margin represents net interest income divided by average interest-earning assets.

QUARTERLY RESULTS OF OPERATIONS

	Fiscal 2008 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$8,494,006	$7,985,034	$7,763,780	$7,403,881
Interest expense	4,032,572	3,512,165	3,243,617	2,826,668
Net interest income	4,461,434	4,472,869	4,520,163	4,577,213
Provision for loan losses	600,000	300,000	500,000	1,000,000
Net interest income after provision for loan losses	3,861,434	4,172,869	4,020,163	3,577,213
Non-interest income	1,815,277	2,259,732	1,740,928	1,726,098
Non-interest expense	4,289,452	4,262,641	4,311,096	4,647,322
Earnings before income taxes	1,387,259	2,169,960	1,499,995	655,989
Income tax expense	320,745	593,553	299,970	(104,449)
Net earnings	$1,066,514	$1,576,407	$1,150,025	$760,438
Earnings per share(1):
Basic	$0.43	$0.66	$0.49	$0.32
Diluted	$0.43	$0.66	$0.48	$0.32

	Fiscal 2007 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$8,830,732	$9,001,879	$9,085,905	$8,632,573
Interest expense	4,331,532	4,535,424	4,624,993	4,376,263
Net interest income	4,499,200	4,466,455	4,460,913	4,256,310
Provision for loan losses	65,000	60,000	70,000	60,000
Net interest income after provision for loan losses	4,434,200	4,406,455	4,390,912	4,196,310
Non-interest income	1,328,869	1,514,358	1,575,449	1,496,958
Non-interest expense	4,157,393	4,157,779	4,161,454	4,161,738
Earnings before income taxes	1,605,676	1,763,034	1,804,907	1,531,530
Income tax expense	361,056	409,431	367,341	165,255
Net earnings	$1,244,620	$1,353,603	$1,437,566	$1,366,275
Earnings per share(1):
Basic	$0.48	$0.53	$0.57	$0.54
Diluted	$0.48	$0.52	$0.56	$0.54

(1) All per share amounts have been adjusted to give effect to the 5% stock dividend paid during December 2008 and 2007.

FINANCIAL CONDITION

Although the Company has avoided many of the problems caused by the deterioration in residential real estate market values and loan portfolio credit quality, particularly the subprime mortgage sector, the Company’s asset quality and 2008 performance has nonetheless been affected by the declining real estate values, falling consumer confidence, increased unemployment and decreased consumer spending, which have all contributed to a slowing economy and a difficult credit market.  Management believes that it continues to have a high quality asset base and solid earnings and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

ASSET QUALITY AND DISTRIBUTION.  Total assets decreased to $602.2 million at December 31, 2008, compared to $606.5 million at December 31, 2007.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.

Net loans, excluding loans held for sale, decreased to $365.8 million as of December 31, 2008 from $376.2 million at December 31, 2007.  The $10.4 million decline in net loans is primarily the result of the refinancings and paydowns in our one-to-four family residential loan portfolio exceeding our commercial and commercial real estate loan originations.  We have concentrated on generating commercial and commercial real estate loans over the past few years and are pleased that this segment of our loan portfolio has grown.  Despite the decrease in total loans, we continued our balance sheet transition with a net increase of $12.6 million in commercial and commercial real estate loans, which partially offset declines of $8.3 million in construction loans and $13.6 million in one-to-four family residential loans.  This is consistent with our strategy to continue to reduce portfolio reliance on construction loans and residential mortgage loans, most of which have been acquired in previous acquisitions, while increasing our loan portfolio in the area of commercial lending.  We plan to continue our efforts to grow our commercial and commercial real estate lending activities, as long as we are able to originate loans that meet our credit and asset qualities.  As of December 31, 2008, our commercial loans, including commercial real estate loans, comprised 62.0% of our loan portfolio, up from 56.9% at December 31, 2007.  As of December 31, 2008, our construction loans comprised 5.3% of total loans, down from 7.4% at December 31, 2007.  As of December 31, 2008, our one-to-four family residential loans comprised 30.5% of total loans, down from 33.3% at December 31, 2007.  We anticipate continuing to diversify our loan portfolio composition through our continued planned expansion of commercial and commercial real estate lending activities and continued refinancings and paydowns in our one-to-four family residential loans.

Our primary investing activities are the origination of commercial, mortgage and consumer loans and the purchase of investment and mortgage-backed securities.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  These loans are typically sold soon after the loan closing.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.  As of December 31, 2008, our residential mortgage loan portfolio consisted of $39.6 million with fixed rates and $73.2 million with variable rates.

The allowance for losses on loans is established through a provision for losses on loans based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.  During 2008 we felt it was necessary to increase our provision for loan losses based upon our analysis of our loan portfolio as well as deteriorating market conditions.  Even though our levels of non accrual and past due loans declined during 2008, increased levels of loan loss provision were warranted given the economic environment, the uncertainty regarding the length and severity of the recession and the loan losses and resulting charge-offs experienced during 2008.  We feel the external risks within the environment which we operate remain present today and will need to be continuously monitored.  We have identified the stresses in our loan portfolio and are working to reduce the risks of certain loan exposures, including significantly reducing our exposure to construction and land development loans.

We believe that our capital levels, loan portfolio management and our provision for loan losses position us to deal with the economic uncertainties in this challenging environment.  We will continue to monitor economic events closely, along with the performance of our loan portfolio, and take the necessary steps required to address any issues that may arise.

As of December 31, 2008, loans with aggregate principal balances of $5.7 million were on non-accrual status, or 1.6% of total loans, compared to a balance of $10.0 million loans on non-accrual status, or 2.7% of total loans, as of December 31, 2007.  The Company’s non-accrual loans decreased during 2008 primarily as a result of the collection of outstanding balances on two loan relationships totaling $3.0 million and from increased charge-offs during 2008.  As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate and construction relationships.  The ratio of nonperforming assets as a percentage of total assets was 1.3% at December 31, 2008 and 1.7% at December 31, 2007.  Net loan charge-offs increased to $2.7 million for 2008, compared to $113,000 for 2007.  The increase in net loan charge-offs during 2008 was primarily related to loans that had a specific loss reserve allocation at December 31, 2007.  Even the though our levels of non-accrual loans and loans over 90 days past due declined during 2008, the current economic problems could result in our levels of nonperforming assets staying elevated for a significant period of time.  Further deterioration in the local economy or real estate values may create additional problem loans for us.

Although the current economic recession has created a very difficult environment for financial institutions, as well as other businesses, the U.S. government, Federal Reserve and the Treasury Department have already initiated many programs to try to stimulate the economy.  The economic outlook for 2009 depends on whether the stimulus can offset any additional stresses that may arise.  Many financial institutions, including us, have experienced an increase in non-performing assets during the recent economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that the allowance for losses on loans at December 31, 2008, was adequate, however, there can be no assurances that losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustment to the allowance for losses on loans.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for losses on loans.

LIABILITY DISTRIBUTION.  Total deposits decreased to $439.5 million at December 31, 2008 from $452.7 million at December 31, 2007.  Borrowings increased $11.3 million to $104.4 million at December 31, 2008 from $93.1 million at December 31, 2007.  During 2008 we replaced short-term public fund certificate of deposits with longer-term advances through the FHLB in an effort to extend our liabilities while we thought rates were at a relatively low point in the interest rate cycle.

Non-interest bearing deposits at December 31, 2008 were $49.8 million, or 11.3% of deposits, compared to $51.0 million, also 11.3% of deposits, at December 31, 2007.  Money market and NOW deposit accounts were 34.2% of the portfolio and totaled $150.1 million at December 31, 2008, compared to $139.6 million, or 30.8% of deposits, at December 31, 2007.  Savings accounts increased to $26.2 million, or 6.0% of deposits, at December 31, 2008, from $25.9 million, or 5.7% of deposits, at December 31, 2007.  Certificates of deposit decreased to $213.4 million, or 48.6% of deposits, at December 31, 2008, from $236.2 million, or 52.2% of deposits, at December 31, 2007.

Certificates of deposit at December 31, 2008 which were scheduled to mature in one year or less totaled $168.8 million.  Historically, maturing deposits have generally remained with the Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

CASH FLOWS.  During the year ended December 31, 2008, our cash and cash equivalents decreased by $952,000.  Our operating activities during 2008 provided net cash of $5.3 million, while we used $338,000 in investing activities in 2008.  We purchased $51.5 million of investment securities during 2008 to replace the $45.3 million that either matured or was sold as well as the $5.2 million of cash relating to a net decrease in loans.  Our financing activities used net cash of $5.9 million during 2008 primarily to purchase treasury stock and pay dividends.  We increased our FHLB borrowings to offset lower deposit balances.

LIQUIDITY.  Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2008 and 2007, the carrying value of these liquid assets totaled $176.0 million and $179.5 million, respectively.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U.S. Government and agency securities or high-grade municipal securities.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of securities.  At December 31, 2008, we had outstanding FHLB advances of $71.3 million and $6.0 million of borrowings on our line of credit with the FHLB.  At December 31, 2008, our total borrowing capacity with the FHLB, which is based on collateral pledged, was $126.1 million.  We also had other borrowings of $27.0 million at December 31, 2008, which included $16.5 million of subordinated debentures, $4.8 million borrowed on a revolving credit agreement and $5.7 million in repurchase agreements.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.1 million at December 31, 2008.

At December 31, 2008, we had outstanding loan commitments, excluding standby letters of credit, of $67.3 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2008, we continued to maintain a sound leverage capital ratio of 9.0% and a total risk based capital ratio of 13.9%.  As shown by the following table, our capital exceeded the minimum capital requirements at December 31, 2008 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	percent	amount
Leverage	$52,450	9.0%	4.0%	$23,427
Tier 1 capital	$52,450	13.0%	4.0%	$16,176
Total risk based capital	$56,321	13.9%	8.0%	$32,352

At December 31, 2008, Landmark National Bank continued to maintain a sound leverage ratio of 9.6% and a total risk based capital ratio of 14.8%.  As shown by the following table, Landmark National Bank’s capital exceeded the minimum capital requirements at December 31, 2008 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	percent	amount
Leverage	$55,867	9.6%	4.0%	$23,351
Tier 1 capital	$55,867	13.8%	4.0%	$16,141
Total risk based capital	$59,738	14.8%	8.0%	$32,282

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of December 31, 2008 and 2007, we were rated “well capitalized”, which is the highest rating available under this capital-based rating system.  We have $16.5 million in trust preferred securities and, in accordance with current capital guidelines, this amount has been included in our Tier 1 capital ratios as of December 31, 2008.  Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

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

DIVIDENDS

During the year ended December 31, 2008, we paid a quarterly cash dividend of $0.181 per share to our stockholders.   Additionally, we distributed a 5% stock dividend for the eighth consecutive year in December 2008.  The cash dividends have been adjusted to give effect to the 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years.  As of December 31, 2008, approximately $2.5 million was available to be paid as dividends to Landmark Bancorp by Landmark National Bank without prior regulatory approval.

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

RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  It does not require any new fair value measurements.  The Company adopted this Statement on January 1, 2008.  The adoption of the Statement did not have a material effect on our consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified.  This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee.  The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements.  The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods.  The Company adopted this Issue on January 1, 2008.  The adoption of the Issue did not have a material effect on our consolidated financial statements.

In September 2006, the EITF Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, was ratified.  This EITF Issue addresses accounting for what could be realized as an asset and provides clarification regarding additional amounts included in the contractual terms of an individual policy in determining the amount that could be realized under the insurance contract.  The effects of applying this issue must be recognized through an adjustment to equity or through the retrospective application to all prior periods.  The Company adopted this Issue on January 1, 2008.  The adoption of the Issue did not have a material effect on our consolidated financial statements.

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

In November 2007, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitment Recorded at Fair Value through Earnings.”  This SAB supersedes SAB 105 and expresses the current view that, consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets”, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  For calendar year companies, this SAB is effective January 1, 2008.  The adoption of SAB 109 did not have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.”  The Statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement No. 141 and contains improvements to the application of this method.  The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Costs incurred to effect the acquisition are to be recognized separately from the acquisition.  Assets and liabilities arising from contractual contingencies and contingent considerations must be measured at fair value as of the acquisition date.  The Statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired.  For calendar year companies, this Statement is applicable to business combinations occurring after January 1, 2009.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”.  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations.”  The Company adopted this Statement on January 1, 2009.  The adoption of this Statement did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how these activities affect its financial position, financial performance, and cash flows. The Company adopted this Statement on January 1, 2009.  The adoption of this Statement did not have a material effect on our consolidated financial statements.

In January 2009, the FASB issued Staff Position No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITFIssue No. 99-20”. The amendment’s purpose is to achieve a more consistent determination of whether an other than temporary impairment has occurred on beneficial interests.  Specifically, the new pronouncement no longer requires the usage of market participant assumptions about future cash flows in determining other-than-temporary impairment under the EITF 99-20 model, and aligns that model’s impairment guidance with SFAS 115.  This Statement is applicable to our investments in pooled trust preferred investment securities.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2008 and forecasting volumes for the twelve month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$000’s change in net interest income	% of net interest income
200 basis point rising	$530	2.9%
100 basis point rising	$357	1.9%
100 basis point falling	$(270)	(1.5)%

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING

SCHEDULE (“GAP” TABLE)

As of December 31, 2008	3 months or less	More than 3 to 12 months	More than 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$19,544	$29,505	$59,977	$62,261	$171,297
Loans	105,320	119,223	130,827	11,889	367,259
Total interest-earning assets	124,874	148,728	190,804	74,150	538,556

Interest-bearing liabilities:
Certificates of deposit	58,135	110,707	44,317	244	213,403
Money market and NOW accounts	42,790	—	107,326	—	150,116
Savings accounts	5,241	—	20,962	—	26,203
Borrowed money	30,056	15,027	35,182	24,101	104,366
Total interest-bearing liabilities	136,222	125,734	207,787	24,345	494,088

Interest sensitivity gap per period	(11,348)	22,994	(16,983)	49,805	44,468

Cumulative interest sensitivity gap	(11,348)	11,646	(5,337)	44,468

Cumulative gap as a percent of total interest-earning assets	(2.1%)	2.2%	(1.0%)	8.3%
Cumulative interest sensitive assets as a percent of cumulative
interest sensitive liabilities	91.7%	104.5%	98.9%	109.0%

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors
Landmark Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Landmark Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri
March 27, 2009

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$13,787,640	$14,739,148
Investment securities:
Available-for-sale, at fair value	162,244,822	155,879,231
Other securities	9,051,900	8,844,950
Loans, net	365,771,707	376,156,608
Loans held for sale	1,487,550	1,723,687
Premises and equipment, net	13,955,625	14,259,172
Goodwill	12,894,167	12,894,167
Other intangible assets, net	2,406,840	3,144,001
Bank owned life insurance	11,995,918	11,634,535
Accrued interest and other assets	8,617,317	7,179,224
Total assets	$602,213,486	$606,454,723

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$49,823,347	$51,007,859
Money market and NOW	150,116,362	139,557,359
Savings	26,202,715	25,882,935
Time, $100,000 and greater	49,964,782	58,980,552
Time, other	163,438,570	177,223,601
Total deposits	439,545,776	452,652,306

Federal Home Loan Bank borrowings	77,319,133	69,026,525
Other borrowings	27,046,591	24,061,554
Accrued interest, taxes, and other liabilities	6,896,284	8,418,200
Total liabilities	550,807,784	554,158,585

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par. Authorized 200,000 shares; none issued	—	—
Common stock, $0.01 par. Authorized 7,500,000 shares; issued 2,411,412 and 2,409,125 shares, at December 31, 2008 and 2007, respectively	24,114	24,091
Additional paid-in capital	23,872,983	24,304,144
Retained earnings	27,818,594	27,493,281
Treasury stock, at cost; 39,162 and 7,763 shares at December 31, 2008 and 2007, respectively	(935,214)	(205,894)
Accumulated other comprehensive income	625,225	680,516
Total stockholders’ equity	51,405,702	52,296,138

Total liabilities and stockholders’ equity	$602,213,486	$606,454,723

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

	Years ended December 31,
	2008	2007	2006
Interest income:
Loans:
Taxable	$24,235,784	$28,315,686	$28,183,639
Tax-exempt	201,103	149,121	110,302
Investment securities:
Taxable	4,770,865	4,675,107	4,450,838
Tax-exempt	2,394,270	2,345,112	1,511,226
Other	44,679	66,063	138,436
Total interest income	31,646,701	35,551,089	34,394,441

Interest expense:
Deposits	9,896,805	13,505,636	10,947,064
Borrowings	3,718,217	4,362,576	4,691,820
Total interest expense	13,615,022	17,868,212	15,638,884

Net interest income	18,031,679	17,682,877	18,755,557

Provision for loan losses	2,400,000	255,000	235,000

Net interest income after provision for loan losses	15,631,679	17,427,877	18,520,557

Non-interest income:
Fees and service charges	4,232,838	4,004,770	4,310,495
Gains on sales of loans	1,457,252	955,289	1,140,511
Gains (losses) on sales of investment securities	497,134	—	(300,256)
Gains on sales of other assets and prepayment of FHLB borrowings	270,294	—	716,815
Bank owned life insurance	488,184	473,682	397,720
Other	596,333	481,893	647,862
Total non-interest income	7,542,035	5,915,634	6,913,147

Non-interest expense:
Compensation and benefits	8,794,776	8,226,676	8,725,051
Occupancy and equipment	2,848,081	2,860,629	2,822,695
Amortization of intangibles	791,594	915,503	1,029,424
Data processing	774,315	751,010	724,542
Professional fees	469,357	437,335	497,972
Advertising	447,258	415,020	433,997
Other	3,385,130	3,032,191	3,110,927
Total non-interest expense	17,510,511	16,638,364	17,344,608

Earnings before income taxes	5,663,203	6,705,147	8,089,096
Income tax expense	1,109,819	1,303,083	2,079,455

Net earnings	$4,553,384	$5,402,064	$6,009,641

Earnings per share:
Basic	$1.90	$2.12	$2.33
Diluted	$1.89	$2.10	$2.32

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at December 31, 2005	$22,443	$19,868,567	$25,322,019	$(414,514)	$(725,908)	$44,072,607
Comprehensive income:
Net income	—	—	6,009,641	—	—	6,009,641
Change in fair value of investmentsecurities available-for-sale andinterest rate swap, net of tax	—	—	—	—	711,446	711,446
Total comprehensive income	—	—	6,009,641	—	711,446	6,721,087
Dividends paid ($0.60 per share)	—	—	(1,566,656)	—	—	(1,566,656)
Stock based compensation	—	113,593	—	—	—	113,593
Exercise of stock options, 1,867 shares,including tax benefit of $6,999	19	33,871	—	—	—	33,890
Purchase of 5,000 treasury shares	—	—	—	(138,506)	—	(138,506)
5% stock dividend, 111,286 shares	955	2,591,479	(3,006,948)	414,514	—	—

Balance at December 31, 2006	23,417	22,607,510	26,758,056	(138,506)	(14,462)	49,236,015
Comprehensive income:
Net income	—	—	5,402,064	—	—	5,402,064
Change in fair value of investmentsecurities available-for-sale, net of tax	—	—	—	—	694,978	694,978
Total comprehensive income	—	—	5,402,064	—	694,978	6,097,042
Dividends paid ($0.69 per share)	—	—	(1,768,105)	—	—	(1,768,105)
Stock based compensation	—	118,313	—	—	—	118,313
Exercise of stock options, 2,374 shares,including tax benefit of $7,543	24	48,637	—	—	—	48,661
Purchase of 52,240 treasury shares	—	—	—	(1,435,788)	—	(1,435,788)
5% stock dividend, 114,484 shares	650	1,529,684	(2,898,734)	1,368,400	—	—

Balance at December 31, 2007	24,091	24,304,144	27,493,281	(205,894)	680,516	52,296,138
Comprehensive income:
Net income	—	—	4,553,384	—	—	4,553,384
Change in fair value of investmentsecurities available-for-sale, net of tax	—	—	—	—	(55,291)	(55,291)
Total comprehensive income	—	—	4,553,384	—	(55,291)	4,498,093
Dividends paid ($0.72 per share)	—	—	(1,754,071)	—	—	(1,754,071)
Stock based compensation	—	134,310	—	—	—	134,310
Exercise of stock options, 2,287 shares,including excess tax benefit of $5,504	23	42,462	—	—	—	42,485
Purchase of 144,290 treasury shares	—	—	—	(3,476,538)	—	(3,476,538)
5% stock dividend, 112,891 shares	—	(607,933)	(2,139,285)	2,747,218	—	—
Adoption of Emerging Issues TaskForce Issue 06-4	—	—	(334,715)	—	—	(334,715)

Balance at December 31, 2008	$24,114	$23,872,983	$27,818,594	$(935,214)	$625,225	$51,405,702

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$4,553,384	$5,402,064	$6,009,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,400,000	255,000	235,000
Amortization of intangibles	791,594	915,503	1,029,424
Depreciation	1,050,082	882,825	854,870
Stock-based compensation	134,310	118,313	113,593
Deferred income taxes	269,733	114,408	1,632,422
Net gains (losses) on investment securities	(431,258)	—	300,256
Net gains on sales of premises and equipment and foreclosed assets	(10,365)	(64,651)	(784,362)
Net gain on sales of loans	(1,457,252)	(955,289)	(1,140,511)
Proceeds from sale of loans	85,240,782	59,436,855	65,404,161
Origination of loans held for sale	(83,547,393)	(58,840,779)	(64,464,913)
Gains on prepayments of FHLB borrowings	(270,294)	—	—
Changes in assets and liabilities:
Accrued interest and other assets	(1,568,125)	(941,024)	(9,311,653)
Accrued expenses, taxes, and other liabilities	(1,822,743)	1,447,050	(1,498,088)
Net cash provided by (used in) operating activities	5,332,455	7,770,275	(1,620,160)
Cash flows from investing activities:
Net decrease in loans	5,205,909	2,379,082	3,289,992
Maturities and prepayments of investment securities	34,914,561	16,489,910	38,865,258
Net cash paid in FMB acquisition	—	—	(9,147,605)
Purchases of investment securities	(51,530,316)	(34,279,644)	(50,825,131)
Proceeds from sale of investment securities	10,407,572	—	17,943,322
Proceeds from sales of premises and equipment and foreclosed assets	1,411,909	402,777	2,334,542
Purchases of premises and equipment, net	(747,213)	(1,517,680)	(3,207,482)
Net cash used in investing activities	(337,578)	(16,525,555)	(747,104)
Cash flows from financing activities:
Net increase (decrease) in deposits	(13,106,530)	8,268,603	6,490,795
Federal Home Loan Bank advance borrowings	40,000,000	—	—
Federal Home Loan Bank advance repayments	(25,536,768)	(3,036,768)	(5,536,768)
Change in Federal Home Loan Bank line of credit, net	(5,100,000)	11,100,000	(3,400,000)
Proceeds from other borrowings	6,915,037	4,310,000	12,240,984
Repayments on other borrowings	(3,930,000)	(8,744,089)	(12,495,073)
Proceeds from issuance of common stock under stock option plans	36,981	41,118	26,891
Excess tax benefit related to stock option plans	5,504	7,543	6,999
Payment of dividends	(1,754,071)	(1,768,105)	(1,566,656)
Purchase of treasury stock	(3,476,538)	(1,435,788)	(138,506)
Net cash provided by (used in) financing activities	(5,946,385)	8,742,514	(4,371,334)
Net decrease in cash and cash equivalents	(951,508)	(12,766)	(6,738,598)
Cash and cash equivalents at beginning of year	14,739,148	14,751,914	21,490,512
Cash and cash equivalents at end of year	$13,787,640	$14,739,148	$14,751,914
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$953,000	$553,000	$896,000
Cash paid during the year for interest	14,295,999	17,946,000	14,553,000
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	2,825,000	368,000	293,000
FMB acquisition:
Fair value of liabilities assumed	—	—	123,965,000
Fair value of assets acquired, including goodwill	—	—	133,112,000

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

(b)                      Investment Securities

The Company has classified its investment securities portfolio as available-for-sale, with the exception of certain investments held for regulatory purposes.  The Company carries its investment securities at fair value and in accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements,” the Company employs valuation techniques which utilize observable inputs when those inputs are available.  These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company.  When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances.  These valuation methods typically involve cash flow and other financial modeling techniques.  Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations.  SFAS 157, which requires fair value measurements to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) is discussed in more detail in Note 12 to the consolidated financial statements.   Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity until realized.  Purchased premiums and discounts on investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method.  Gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

The Company performs quarterly reviews of the investment portfolio to determine if investment securities have any declines in fair value which might be considered other than temporary.  The initial review begins with all securities in an unrealized loss position.  The review includes an analysis of the facts and circumstances surrounding each security including the length and severity of the loss, the credit of the borrower, the ability and intent of the Company to hold the security until recovery and whether evidence indicates that it is probable that the Company will not recover the cost of the security.  The Company holds certain pooled trust preferred securities, the market for which is considered to be inactive.  In order to assess the impairment of these securities, the Company performs the procedures mentioned above as well as utilizes a discounted cash flow model to determine the estimated fair value and whether the securities are other than temporarily impaired.  Based on these reviews, the Company determines if such impairments are other than temporary which results in a charge to earnings, establishing the securities estimated fair value as the new cost basis.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining if a loan is impaired include payment status and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

(d)                      Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	10 – 50 years
Furniture, fixtures, and equipment	3 – 15 years
Automobiles	2 – 5 years

Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred.  Gains or losses on dispositions are reflected in operations as incurred.

(e)                       Goodwill and Intangible Assets

Goodwill is not amortized; however, it is tested for impairment.  Goodwill impairment tests are performed at each calendar year end or more frequently when events or circumstances dictate.  The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of stock price and valuation multiples of recent, comparable acquisitions.  A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value.  The Company’s impairment test for the Company’s single reporting unit performed as of December 31, 2008 indicated that goodwill as of that date was not impaired.  The Company can make no assurances that future impairment tests will not result in goodwill impairments.

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

(f)                         Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns.  The Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007, in which an income tax position will be recognized only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits.  Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company also assesses it deferred tax assets to determine if the items are more likely than not be realized and a valuation allowance is established for any amounts that are not more likely than not to be realized.  Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

(g)                      Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, valuation and impairment of investment securities, income taxes and goodwill.  Actual results could differ from those estimates.

(h)                      Comprehensive Income

The Company’s other comprehensive income (loss) consists of unrealized holding gains and losses on available-for-sale securities and an unrealized gain on an interest rate swap (terminated in 2006) as shown below:

	Years ended December 31,
	2008	2007	2006
Net income	$4,553,384	$5,402,064	$6,009,641
Unrealized holding gains (losses) on securities and interest rate swap	342,079	1,120,932	952,255
Less reclassification adjustment for gains (losses) included in income	431,258	—	(195,239)
Net unrealized gains (losses)	(89,179)	1,120,932	1,147,494
Income tax expense (benefit)	(33,888)	425,954	436,048
Total comprehensive income	$4,498,093	$6,097,042	$6,721,087

Accumulated other comprehensive income related entirely to available-for-sale investment securities at December 31, 2008, 2007 and 2006.

(i)                         Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the date of foreclosure at fair value through a gain or a charge to the allowance for loan losses, establishing a new cost basis.  Subsequent to foreclosure, the Company records a charge to earnings if the carrying value of a property exceeds the fair value less estimated costs to sell.  Revenue and expenses from operations and subsequent declines in fair value are included in other non-interest expense in the statement of earnings.

(j)                         Stock Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in note 11.  Prior to January 1, 2006, the Company utilized the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123 established a fair-value method of accounting for employee stock options or similar equity instruments. The Company’s adoption of the revised Statement on January 1, 2006 using the modified prospective method of adoption, was limited to a change in the method of accounting for forfeitures, and did not have a material effect on its consolidated financial statements.

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

(k)                      Earnings per Share

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method using the average market price of the Company’s stock for the respective periods.  Antidilutive stock options were 33,950, 2,076 and 16,686 for the years ended December 31, 2008, 2007 and 2006, respectively.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect for the 5% stock dividends paid by the Company in December 2008, 2007 and 2006, are shown below:

	Years ended December 31,
	2008	2007	2006
Net earnings available to common shareholders	$4,553,384	$5,402,064	$6,009,641

Weighted average common shares outstanding - basic	2,401,888	2,553,475	2,577,417
Assumed exercise of stock options	7,842	19,005	12,864
Weighted average common shares outstanding - diluted	2,409,730	2,572,480	2,590,281

Net earnings per share
Basic	$1.90	$2.12	$2.33
Diluted	$1.89	$2.10	$2.32

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

(n)                      Derivative Financial Instruments

The Company is exposed to market risk, primarily relating to changes in interest rates.  To manage the volatility relating to these exposures, the Company’s risk management policies permit its use of derivative financial instruments.  The Company uses derivatives on a limited basis mainly to stabilize interest rate margins.  The Company more often manages normal asset and liability positions by altering the terms of the products it offers.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivative financial instruments be recorded on the balance sheet at fair value, with adjustments to fair value recorded in current earnings.  Derivatives that qualify in a hedging relationship are designated, based on the exposure being hedged, as fair value or cash flow hedges.  Under the cash flow hedging model, the effective portion of the change in the gain or loss related to the derivative is recognized as a component of other comprehensive income, net of taxes.  The ineffective portion is recognized in current earnings.  The Company had no derivative financial instruments designated as hedging instruments as of December 31, 2008 and 2007.

The Company enters into interest rate lock commitments on certain mortgage loans, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding.  The Company also has corresponding forward sales contracts related to these interest rate lock commitments.  Both the mortgage loan commitments and the related forward sales contracts are accounted for as derivatives and carried at fair value with changes in fair value recorded in income.  The Company adopted Staff Accounting Bulletin No. 109 as of January 1, 2008 and as a result, the anticipating servicing value associated with the originated loan is included in the fair value of the interest rate lock commitments.

(2)                   Goodwill and Intangible Assets

The Company’s goodwill and core deposit intangible assets resulted from several acquisitions from 2001 through 2006.  Goodwill was reduced by $115,000 in 2007 due to the statute of limitations expiring on certain tax uncertainties acquired from these acquisitions.

The following is an analysis of the changes in core deposit intangible assets:

	Years ended December, 31
	2008		2007		2006
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of period	$5,396,065	$(2,462,256)	$5,396,065	$(1,667,478)	$2,818,603	$(774,589)
Additions	—	—	—	—	2,577,462	—
Amortization	—	(696,675)	—	(794,778)	—	(892,889)
Balance at end of period	$5,396,065	$(3,158,931)	$5,396,065	$(2,462,256)	$5,396,065	$(1,667,478)

The following is an analysis of the changes in mortgage servicing rights:

	Years ended December, 31
	2008		2007		2006
	Cost	Accumulated amortization	Cost	Accumulated amortization	Cost	Accumulated amortization
Balance at beginning of period	$770,172	$(559,980)	$791,840	$(489,718)	$775,666	$(401,467)
Additions	54,433	—	28,795	—	64,458	—
Prepayments/maturities	(53,033)	53,033	(50,463)	50,463	(48,284)	48,284
Amortization	—	(94,919)	—	(120,725)	—	(136,535)
Balance at end of period	$771,572	$(601,866)	$770,172	$(559,980)	$791,840	$(489,718)

The following is estimated amortization expense for the years ending December 31:

Year:	Amount
2009	$694,000
2010	575,000
2011	402,000
2012	308,000
2013	224,000
Thereafter	$204,000

(3)                     Investment Securities

A summary of investment securities available-for-sale is as follows:

	As of December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
U. S. federal agency obligations	$28,565,817	$949,535	$(1,706)	$29,513,646
Municipal obligations	63,711,462	1,531,807	(933,937)	64,309,332
Mortgage-backed securities	55,751,609	934,040	(104,036)	56,581,613
Corporate bonds	2,487,933	—	(1,747,684)	740,249
Common stocks	693,749	388,929	(8,520)	1,074,158
Certificates of deposit	10,025,824	—	—	10,025,824
Total	$161,236,394	$3,804,311	$(2,795,883)	$162,244,822

	As of December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
U. S. federal agency obligations	$47,917,353	$803,859	$(13,679)	$48,707,533
Municipal obligations	62,238,749	235,030	(360,395)	62,113,384
Mortgage-backed securities	36,153,501	248,369	(185,881)	36,215,989
Corporate bonds	2,498,234	1,500	(6,789)	2,492,945
Common stocks	746,293	387,093	(11,500)	1,121,886
Certificates of deposit	5,227,494	—	—	5,227,494
Total	$154,781,624	$1,675,851	$(578,244)	$155,879,231

The tables above show that some of the securities in the available for sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2008 and 2007.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

		As of December 31, 2008
	Number	Less than 12 months		12 months or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	3	$63,973	$(394)	$132,663	$(1,312)	$196,636	$(1,706)
Municipal obligations	56	13,282,121	(466,040)	8,542,066	(467,897)	21,824,187	(933,937)
Corporate bonds	3	—	—	740,249	(1,747,684)	740,249	(1,747,684)
Mortgage-backed securities	80	12,219,062	(78,188)	3,400,414	(25,848)	15,619,476	(104,036)
Common stocks	3	12,893	(1,670)	18,150	(6,850)	31,043	(8,520)
Total	145	$25,578,049	$(546,292)	$12,833,542	$(2,249,591)	$38,411,591	$(2,795,883)

		As of December 31, 2007
	Number	Less than 12 months		12 months or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	12	$177,345	$(812)	$8,760,051	$(12,867)	$8,937,396	$(13,679)
Municipal obligations	96	11,344,918	(182,297)	20,375,941	(178,098)	31,720,859	(360,395)
Corporate bonds	2	1,492,407	(6,789)	—	—	1,492,407	(6,789)
Mortgage-backed securities	40	6,819,368	(40,349)	11,836,832	(145,532)	18,656,200	(185,881)
Common stocks	2	20,850	(4,150)	67,650	(7,350)	88,500	(11,500)
Total	152	$19,854,888	$(234,397)	$41,040,474	$(343,847)	$60,895,362	$(578,244)

The Company’s assessment of other than temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made.  The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit related losses.  Based on these factors, and the Company’s ability and intent to hold until recovery, the Company believes that the mortgage-backed securities identified in the tables above were temporarily depressed as of December 31, 2008 and 2007.  The Company’s mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.  The Company also held $20.0 million in debt securities of the FHLB, all of which was in an unrealized gain position at December 31, 2008.

The Company believes that the decline in the value of certain municipal obligations was primarily related to an overall widening of market spreads for many types of fixed income products during 2008, reflecting, among other things, reduced liquidity and downgrades on the underlying credit default insurance providers.  At December 31, 2008 the Company believed that it had the ability and intent to hold each of its municipal obligations in an unrealized loss position, until recovery, which may be at their maturity.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of December 31, 2008 and 2007.

At December 31, 2008, the Company owned pooled trust preferred securities with a cost basis of $2.5 million, classified as corporate bonds. This portfolio consists of three securities, which represent investments in pools of debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive.  The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred securities and to assess other than temporary impairment.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.  The discounted cash flow analysis was performed in accordance with EITF 99-20-1 and indicated that the Company will be able to collect all of the principal and interest in accordance with the original terms of the agreements.  The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.  The Company continues to receive its full interest payments.  The Company also reviewed a stress test of these securities that indicated they could absorb additional deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the interest payments on the individual security are negatively impacted.  The Company has the ability and intent to hold these securities to maturity and does not consider these investments to be other than temporarily impaired as of December 31, 2008.

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low.  As a result, there is a risk that other than temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated statements of earnings.

Maturities of investment securities at December 31, 2008 are as follows:

	Amortized	Estimated
	cost	fair value
Due in less than one year	$20,261,536	$19,133,166
Due after one year but within five years	20,575,578	21,310,067
Due after five years	53,928,098	54,119,994
Mortgage-backed securities, common stock and other investments	66,471,182	67,681,595

Total	$161,236,394	$162,244,822

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

	Years ended December 31,
	2008	2007	2006
Realized gains	$497,134	$—	$143,541
Realized losses	—	—	(443,797)

Total	$497,134	$—	$(300,256)

At December 31, 2008, securities pledged to secure public funds on deposit, repurchase agreements and as collateral for the Federal Reserve discount window had a carrying value of approximately $123.0 million.  Except for U. S. government and agency obligations, no investment in a single issuer exceeded 10% of stockholders’ equity.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock at December 31, 2008 and 2007 was $7.3 million and $7.1 million, respectively and the carrying value of the FRB stock at December 31, 2008 and 2007 was $1.7 million.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there is no available market values these securities are carried at cost.  Redemption of these investments is at the option of the FHLB or FRB.  We have assessed the ultimate recoverability of these stocks and believe that no impairment has occurred.

(4)                     Loans

Loans consist of the following:

	As of December 31,
	2008	2007
Real estate loans:
One-to-four family residential	$112,814,543	$126,459,081
Commercial	126,976,891	113,209,220
Construction	19,617,910	27,936,176
Commercial loans	101,976,506	103,098,695
Consumer loans	7,936,550	9,164,122
Total	369,322,400	379,867,294
Less:
Net deferred loan costs and loans in process	(320,270)	(460,981)
Allowance for loan losses	3,870,963	4,171,667
Loans, net	$365,771,707	$376,156,608

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs.  These financial instruments consist principally of commitments to extend credit.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments.  In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements.  The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit.  Unfunded commitments to extend credit, excluding standby letters of credit, aggregated $67.3 million and $72.3 million at December 31, 2008 and 2007, respectively, and are generally at variable interest rates.  Standby letters of credit totaled $2.1 million and $2.0 at December 31, 2008 and 2007, respectively.

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

A summary of the activity in the allowance for loan losses is as follows:

	Years ended December 31,
	2008	2007	2006
Balance at beginning of year	$4,171,667	$4,029,710	$3,151,373
Allowance of acquired bank	—	—	891,374
Provision for loan losses	2,400,000	255,000	235,000
Charge-offs	(2,769,368)	(203,968)	(339,637)
Recoveries	68,664	90,925	91,600
Balance at end of year	$3,870,963	$4,171,667	$4,029,710

The following table presents information on impaired loans as of December 31:

	2008	2007
Impaired loans for which an allowance has been provided	$1,867,303	$4,782,563
Impaired loans for which no allowance has been provided	5,191,917	6,502,312
Total impaired loans	7,059,220	11,284,875
Allowance related to impaired loans	$705,371	$1,706,648

Under the original terms of the Company’s impaired loans, interest earned on such loans for the years 2008, 2007 and 2006, would have increased interest income by $245,000 and $520,000 and $270,000, respectively.  There were no loans 90 days delinquent and still accruing interest at December 31, 2008 and 2007.  Average impaired loans were $6.1 million for 2008, $5.7 million for 2007, and $4.2 million for 2006.

The Company provides servicing on loans for others with outstanding principal balances of $82.0 million and $91.0 million at December 31, 2008 and 2007, respectively.  Gross service fee income related to such loans was $219,000, $243,000 and $266,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in fees and service charges in the consolidated statements of earnings.

The Company had loans to directors and officers at December 31, 2008 and 2007, which carry terms similar to those for other loans.  Management believes such outstanding loans do not represent more than a normal risk of collection.  A summary of such loans is as follows:

Balance at December 31, 2007	$7,296,161
New loans	1,204,915
Repayments	(2,404,841)
Balance at December 31, 2008	$6,096,235

(5)                     Premises and Equipment

Premises and equipment consisted of the following:

	As of December 31,
	2008	2007
Land	$3,787,696	$3,787,696
Office buildings and improvements	11,266,780	11,379,922
Furniture and equipment	6,177,732	5,833,346
Automobiles	328,971	263,509
Total	21,561,179	21,264,473
Less accumulated depreciation	7,605,554	7,005,301
Total	$13,955,625	$14,259,172

The Company has operating lease agreements for three of its branch locations and several ATM locations.  The Company has lease commitments on one branch location and one ATM location, the remaining agreements are month-to-month.  The Company may renew some of these lease agreements, most likely on similar terms.  The following table includes the Company’s minimum lease commitments for the years ending December 31:

Year	Amount
2009	$15,222
2010	3,520
Total	$18,742

Total rent expense for the years ended December 31, 2008, 2007 and 2006 was $152,000, $152,000 and $188,000, respectively, and was included in occupancy and equipment on the consolidated statements of earnings.

(6)                     Deposits

Maturities of time deposits were as follows at December 31, 2008:

Year	Amount
2009	$168,841,531
2010	19,756,304
2011	13,478,804
2012	7,138,433
2013	3,899,483
Thereafter	288,797
Total	$213,403,352

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities.  These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in operation of the banks.  The minimum reserve requirements for the Bank totaled $25,000 at December 31, 2008.

(7)                     Federal Home Loan Bank Borrowings

Advances from the FHLB, excluding line of credit advances, at December 31, 2008 and 2007, amounted to $71,319,133 and $57,926,525, respectively.  Maturities of such borrowings at December 31, 2008 and 2007 are summarized as follows:

	As of December 31,
	2008		2007
		Weighted		Weighted
Year	Amount	average rates		average rates
2008			$2,000,000	4.81%
2009	$15,089,022	4.91%	35,933,554	3.42%
2010	15,356,847	4.39%	15,582,939	3.40%
Thereafter (2014-2018)	40,873,264	3.38%	4,410,032	4.36%
Total	$71,319,133		$57,926,525

All of the Bank’s advances with the FHLB have fixed rates and prepayment penalties.  However, certain borrowings contain a conversion option, at which on certain dates the FHLB may exercise an option to convert the borrowing to a variable rate equal to the FHLB one month short-term advance rate, adjustable monthly.  The Bank would then have the option to prepay the advances without penalty.  The Bank may refinance the advance at each respective reset date if the FHLB first exercises its option to convert the fixed-rate borrowing.

Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were $6.0 million of outstanding borrowings as of December 31, 2008.  There was $11.1 million outstanding at December 31, 2007.  Interest on any outstanding balances on the line of credit accrues at the federal funds market rate plus 0.15% (0.65% at December 31, 2008).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2008 and 2007, the Bank’s total borrowing capacity with the FHLB was approximately $126.1 million and $117.9 million, respectively.  The available borrowing capacity with the FHLB of Topeka is collateral based, and the Bank’s ` ability to borrow is subject to maintaining collateral that meets the eligibility requirements.  The borrowing capacity is not committed and is subject to approval by the FHLB.

(8)                     Other Borrowings

In 2003, the Company issued $8.2 million of subordinated debentures.  These debentures, which are due in 2034 and are redeemable beginning in 2009, were issued to a wholly owned grantor trust (“the Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust.  The Trust then invested the gross proceeds of such preferred securities in the debentures.  The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly.  Interest accrues at LIBOR plus 2.85%.  The interest rates at December 31, 2008 and 2007 were 6.32% and 7.83%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures.  These debentures, which are due in 2036 and are redeemable beginning in 2011, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II.  Trust II then invested the gross proceeds of such preferred securities in the debentures.  Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly.  Interest accrues at LIBOR plus 1.34% on $5.2 million of the subordinated debentures, while the remaining $3.0 million of the subordinated debentures has a fixed rate of 6.17%.  The blended interest rate at December 31, 2008 and 2007 was 4.40% and 6.27%, respectively.

While these Trusts are accounted for as unconsolidated equity investments under the requirements of Financial Accounting Interpretation No. 46R, Consolidation of Variable Interest Entities, a portion of the trust preferred securities issued by the Trust qualifies as Tier 1 Capital for regulatory purposes.

The Company has a $9.0 million line of credit from an unrelated financial institution maturing on November 19, 2009, with an interest rate that adjusts daily based on the prime rate less 0.75%.  This line of credit has covenants specific to capital and other ratios, which the Company was in compliance with at December 31, 2008.  The outstanding balance of the line of credit at December 31, 2008 and 2007, was $4.8 million and $2.7 million, respectively, and is included in other borrowings.  Additionally, the Bank had $5,765,591 and $4,880,554 in repurchase agreements outstanding and included in other borrowings at December 31, 2008 and 2007.

At December 31, 2008, the Bank had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $15.7 million.  The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $58.7 million.  As of December 31, 2008 there were no borrowings through these correspondent bank federal funds agreements.

(9)                     Income Taxes

The Company adopted the provisions of the FIN 48 on January 1, 2007.  FIN 48 provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Unrecognized tax benefits represent tax positions for which reserves have been established.  The Company’s adoption of FIN 48 did not have a significant effect on our consolidated financial statements.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years ended December 31,
	2008	2007
Unrecognized tax benefits at beginning of year	$852,000	$970,000
Gross increases to current year tax positions	182,000	291,000
Gross decreases to prior year’s tax positions	(14,000)	(21,000)
Lapse of statute of limitations	(210,000)	(388,000)
Unrecognized tax benefits at end of year	$810,000	$852,000

Tax years that remain open and subject to audit include the years 2005 through 2008 for both federal and state.  We recognized $210,000 and $388,000 of previously unrecognized tax benefits during 2008 and 2007, respectively.  Our gross unrecognized tax benefits balance of $810,000 and $852,000 at December 31, 2008 and 2007, respectively, would favorably impact our effective tax rate by $535,000 and $563,000, respectively, if recognized.  As of December 31, 2008 and 2007 we have accrued interest and penalties of $212,000 and $190,000, respectively.  We believe that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $162,000 is possible during the next 12 months.

Income tax expense attributable to income from operations consisted of:

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$892,227	$1,084,999	$510,747
State	(52,141)	103,676	(63,714)
Total current	840,086	1,188,675	447,033

Deferred:
Federal	163,150	109,810	1,446,828
State	106,583	4,598	185,594
Total deferred	269,733	114,408	1,632,422

Income tax expense	$1,109,819	$1,303,083	$2,079,455

Total income tax expense, including amounts allocated directly to stockholders equity, was as follows:

	Years ended December 31,
	2008	2007	2006
Income tax from operations	$1,109,819	$1,303,083	$2,079,455
Stockholders’ equity, recognition of tax benefit for stock options exercised	(5,504)	(7,543)	(6,999)
Stockholders’ equity, recognition of unrealized (losses)/gains on available-for-sale securities and interest rate swap	(33,888)	425,954	436,048
	$1,070,427	$1,721,494	$2,508,504

The reasons for the difference between actual income tax expense and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

	Years ended December 31,
	2008	2007	2006
Computed “expected” tax expense	$1,925,489	$2,279,750	$2,750,293
Increase (reduction) in income taxes resulting from:
Tax-exempt interest income, net	(783,637)	(717,012)	(479,686)
Bank owned life insurance	(140,002)	(159,802)	(139,138)
State income taxes, net of federal benefit	35,928	71,220	78,831
Investment tax credits, net of costs	20,149	(149,550)	(130,000)
Other, net	51,893	(21,523)	(845)
	$1,109,819	$1,303,083	$2,079,455

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

	As of December 31,
	2008	2007
Deferred tax assets:
Loans, including allowance for loan losses	$1,202,817	$1,105,739
Federal alternative minimum tax credit and low income housing credit carryforwards	1,064,212	699,759
Net operating loss carry forwards	701,353	862,154
Deferred compensation arrangements	261,902	306,879
State taxes	199,547	248,034
FHLB advances	151,595	515,607
Investment impairments	22,398	—
Accrued expenses	1,657	8,284
Other, net	—	11,172
Total deferred tax assets	3,605,481	3,757,628
Less valuation allowance	328,306	263,403
Net deferred tax assets	3,277,175	3,494,225

Deferred tax liabilities:
Premises and equipment, net of depreciation	969,602	888,255
FHLB stock dividends	974,116	904,926
Intangible assets	454,525	617,511
Unrealized gain on investment securities available-for-sale	383,203	417,091
Investments	9,101	13,205
Other, net	69,236	—
Total deferred tax liabilities	2,859,783	2,840,988
Net deferred tax asset	$417,392	$653,237

The Company has deferred taxes for temporary differences related to fair value adjustments on loans, investment securities, and FHLB advances related to previous acquisitions.  In addition, the Company has also recorded a deferred tax asset for future benefits of net operating losses and alternative minimum tax credit carry forwards.  The net operating loss carry forwards will expire, if not utilized.  The Company has $1.0 million of federal net operating loss carry forwards as of December 31, 2008, which expire in 2026 and $1.6 million of Kansas privilege tax net operating loss carry forwards as of December 31, 2008, which expire between 2012 and 2015.  The Company also has Kansas corporate net operating loss carry forwards totaling $6.7 million as of December 31, 2008, which expire between 2009 and 2018.  The alternative minimum tax credit carry forward does not expire and totaled $810,000 as of December 31, 2008.  In addition, the Company has low income housing credit carryforwards of $254,000 which expire in varying amounts between 2026 and 2028.  The Company has recorded a valuation allowance to reduce certain Kansas corporate net operating loss carry forwards which expire at various times through 2018.  The increase in the valuation allowance is related to additional net operating loss carry forwards generated during 2008.  At December 31, 2008 and 2007, the Company believes it is more likely than not that these items will not be realized.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Retained earnings at December 31, 2008 and 2007, includes approximately $6.3 million for which no provision for federal income tax had been made.  This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only.  Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

(10)              Employee Benefit Plans

Employee Retirement Plan

Substantially all employees are covered under a 401(k) defined contribution savings plan. Contributions were $290,000, $269,000 and $253,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Compensation and Retirement Agreements

The Company adopted the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, on January 1, 2008.  The EITF Issue 06-4 addresses accounting for separate agreements that split life insurance policy benefits between an employer and employee, and requires the employer to recognize a liability for future benefits payable to an employee under these agreements.  The effect of adoption must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods.  Upon adoption, the Company recognized a liability of $335,000, with an offsetting reduction to retained earnings, attributable to the future benefits payable to a former employee pursuant to a split-dollar life insurance arrangement.  At December 31, 2008 the liability was $328,000.  At December 31, 2008 the Company had an asset of $2.0 million recorded representing the net cash surrender value for the corresponding life insurance arrangement.

The Company entered into deferred compensation and other retirement agreements with certain key employees that provides for cash payments to be made after their retirement.  The obligations under these arrangements have been recorded at the present value of the accrued benefits.  The Company has also entered into agreements with certain directors to defer portions of their compensation.  The balance of estimated accrued benefits under all of these arrangements, including the split-dollar life insurance arrangement, was $1.1 million and $940,000 at December 31, 2008 and 2007, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets.  To assist in funding benefits under each of these plans, the Bank has purchased certain assets including life insurance policies on covered employees in which the Bank is the beneficiary.  At December 31, 2008 and 2007, the cash surrender values on these policies established to meet such obligations were $3.4 million and $3.5 million, respectively.

In addition to these policies the Bank purchased $7.5 million of bank owned life insurance policies during 2006, which had a cash surrender value of $8.6 million and $8.1 million at December 31, 2008 and 2007, respectively.  These policies are not related to deferred compensation split-dollar arrangements or other retirement agreements.

(11)              Stock Option Plan

The Company has a stock based employee compensation plan which allows for the issuance of stock options, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company.  The plan is administered by the compensation committee of the board of directors who selects employees to whom options are granted and the number of shares granted.  The option price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the grant date.  The Company intends to utilize authorized, but un-issued shares to satisfy option exercises.  The number of shares available for future grants under the plan was 61,433 at December 31, 2008.  Compensation expense is recognized over the option vesting period, which is typically pro-rata over four or five years.  The stock-based compensation cost related to these awards was $134,000, $118,000 and $114,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  The Company recognized tax benefits of $28,000, $31,000 and $24,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The fair value of options granted were estimated utilizing the following weighted average assumptions:

	Years ended December 31,
	2008	2007	2006
Dividend rate	5.3%	n/a	5.0%
Volatility	18.5%	n/a	19.1%
Risk-free interest rate	2.9%	n/a	4.9%
Expected lives	5 years	n/a	5 years
Fair value per option at grant date	$2.10	n/a	$3.55

A summary of option activity during 2008 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2008	239,121	$22.99	6.8 years	$611,000
Granted	128,600	$21.88	—	n/a
Effect of 5% stock dividend	18,692	—	—	n/a
Forfeited/expired	—	—	—	n/a
Exercised	(2,287)	$16.17	—	n/a
Outstanding at December 31, 2008	394,193	$21.97	7.0 years	$235,000
Exercisable at December 31, 2008	197,546	$21.56	5.4 years	$234,000
Vested and expected to vest at December 31, 2008	376,876	$21.93	7.0 years	$235,000

Additional information about stock options exercised is presented below:

	Years ended December 31,
	2008	2007	2006
Intrinsic value of options exercised (on exercise date)	$16,188	$22,185	$23,584
Cash received from options exercised	$36,981	$41,118	$26,891
Excess tax benefit realized from options exercised	$5,504	$7,543	$6,999

As of December 31, 2008, there was $352,000 of total unrecognized compensation cost related to outstanding unvested options.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2 years.  The total fair value (at vest date) of shares vested during the years ended December 31, 2008, 2007 and 2006 was $66,000, $295,000 and $111,000, respectively.

(12)              Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.  SFAS No. 157 requires the use of a hierarchy of fair value techniques based upon whether the inputs to those fair values reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect the Company’s own assumptions of market participant valuation.  In accordance with SFAS No. 157, the fair value hierarchy is as follows:

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

The Company’s fair value disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”  These include foreclosed real estate, long-lived assets, goodwill, and core deposit premium, which are recorded at fair value only upon impairment. The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial instruments, and defers disclosures under SFAS No. 157 until January 1, 2009.

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

The following table represents the Company’s investment securities that are measured at fair value on a recurring basis at December 31, 2008 allocated to the appropriate fair value hierarchy:

		Fair value hierarchy
Assets (in thousands):	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$162,244,822	$1,014,240	$160,490,333	$740,249

At December 31, 2008, the Company changed its valuation technique to Level 3 for the corporate bond portfolio.  The corporate bond portfolio consists of three investments in pooled trust preferred securities.  Previously the fair value on these securities was classified as Level 2 and based on observable market data provided by third party pricing vendors.  At December 31, 2008, the Company determined that the observable market data associated with these assets were not orderly transactions and reflected forced liquidations or distressed sales.  Based on the lack of observable market data, the Company obtained any observable market data that was available on these trust preferred securities and estimated fair value based on the observable data and reasonable unobservable market data.  The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.  The change in the valuation technique for these trust preferred securities resulted in an initial transfer of $1,713,116 into Level 3 financial assets.  There were no gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities using Level 3 still held at December 31, 2008.

Available-for sale-securities
Balance at January 1, 2008	$—
Transfers into Level 3	1,713,116
Total gains (losses)
Included in earnings	—
Included in other comprehensive income	(972,867)
Balance at December 31, 2008	$740,249

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered other than temporary impairments.  Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below their cost that is deemed to be other than temporary results in a write-down to the estimated fair value.  These write-downs are included as a component of earnings as realized losses.  During 2008 the Company recorded a $66,000 impairment charge on two equity investments, which is included in other non-interest expense.

The Company’s derivative financial instruments consist solely of interest rate lock commitments and corresponding forward sales contracts on certain mortgage loans.  The fair values of these derivatives are based on quoted prices for similar loans in the secondary market.  The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan.  These instruments, which were not significant at December 31, 2008 and not included in the table above, are classified as Level 3 based on the unobservable nature of these assumptions.

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company’s other investment securities include investments in FHLB and FRB stock, which are held for regulatory purposes.  These investments generally have restrictions on the sale and/or liquidation of stock and the carrying value is approximately equal to fair value.  Fair value measurements for these securities are classified as Level 3 based on the undeliverable nature and related credit risk.

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-

loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $7.1 million, with an allocated allowance of $705,000, at December 31, 2008.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis.  The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

The Company measures its mortgage servicing rights at the lower of cost or fair value, and amortizes them over the period equal to estimated net servicing income.  Periodic impairment assessments are performed based on fair value estimates at the reporting date.  The fair value of mortgage servicing rights are estimated based on a valuation model which calculates the present value of estimated future cash flows associated with servicing the underlying loans.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimated prepayment speeds, market discount rates, cost to service, and other servicing income, including late fees.  The fair value measurements are classified as Level 3.

		Fair value hierarchy			Total gains /
Assets (in thousands):	Total	Level 1	Level 2	Level 3	(losses)
Cash and cash equivalents	$13,787,640	$13,787,640	—	—	$—
Other investment securities	9,051,900	—	—	$9,051,900	—
Impaired loans	6,353,849	—	—	6,353,849	—
Loans held for sale	1,749,354	—	1,749,354	—	—
Mortgage servicing rights	$1,007,594	—	—	$1,007,594	—

(13)              Fair Value of Financial Instruments

Fair value estimates of the Company’s financial instruments as of December 31, 2008 and 2007, including methods and assumptions utilized, are set forth below:

	As of December 31,
	2008		2007
	(Dollars in thousands)
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Cash and cash equivalents	$13,788	$13,788	$14,739	$14,739
Investment securities	171,297	171,297	164,724	164,724
Loans, net of unearned fees and allowance for loan losses	365,772	368,558	376,157	377,189
Loans held for sale	1,488	1,749	1,724	1,764
Mortgage servicing rights	170	1,008	210	1,035
Non-interest bearing demand deposits	49,823	49,823	51,008	51,008
Money market and NOW deposits	150,116	150,116	139,557	139,557
Savings deposits	26,203	26,203	25,883	25,883
Time deposits	213,403	214,859	236,204	237,176
Total deposits	439,546	441,001	452,652	453,624
FHLB borrowings	77,319	81,986	69,027	70,653
Other borrowings	$27,047	$23,298	$24,062	$25,034

Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents, repurchase agreements, federal funds sold, and accrued interest receivable and payable are considered to approximate fair value.

A detailed description of the estimated fair value of investment securities, mortgage serving rights and loans held-for-sale is available in Note 12.

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

The fair value of advances from the FHLB is estimated using current rates offered for similar borrowings.  The fair values of other borrowings are estimated using current rates offered for similar borrowings.

Off-Balance Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements.  The aggregate of these fees is not material.  These instruments are also discussed in note 17 on “Commitments, Contingencies and Guarantees.”

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

(14)              Regulatory Capital Requirements

Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered “adequately capitalized.”  As of December 31, 2008 and 2007, the Company and the Bank were rated “well capitalized,” which is the highest rating available under this capital-based rating system. Management believes that as of December 31, 2008, the Company and the Bank meet all capital adequacy requirements to which they are subject.  The following is a comparison of the Company’s regulatory capital to minimum capital requirements at December 31, 2008 and 2007, (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Leverage	$52,450	9.0%	$23,427	4.0%	$29,283	5.0%
Tier 1 Capital	$52,450	13.0%	$16,176	4.0%	$24,264	6.0%
Total Risk Based Capital	$56,321	13.9%	$32,352	8.0%	$40,440	10.0%

As of December 31, 2007
Leverage	$51,766	8.9%	$23,318	4.0%	$29,147	5.0%
Tier 1 Capital	$51,766	12.4%	$16,660	4.0%	$24,990	6.0%
Total Risk Based Capital	$55,938	13.4%	$33,320	8.0%	$41,650	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at December 31, 2008 and 2007 (dollars in thousands):

	Actual		For capital adequacy purposes		To be well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Leverage	$55,867	9.6%	$23,351	4.0%	$29,189	5.0%
Tier 1 Capital	$55,867	13.8%	$16,141	4.0%	$24,212	6.0%
Total Risk Based Capital	$59,738	14.8%	$32,282	8.0%	$40,353	10.0%

As of December 31, 2007
Leverage	$52,737	9.1%	$23,233	4.0%	$29,041	5.0%
Tier 1 Capital	$52,737	12.7%	$16,625	4.0%	$24,937	6.0%
Total Risk Based Capital	$56,909	13.7%	$33,250	8.0%	$41,862	10.0%

(15)              Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2008 and 2007, and for years ended December 31, 2008, 2007 and 2006 (in thousands):

Condensed Balance Sheets

	As of December 31,
	2008	2007
Assets
Cash	$10	$20
Investment securities	1,448	1,470
Investment in Bank	70,587	69,034
Other	1,086	1,412
Total assets	73,131	71,936
Liabilities and stockholders’ equity
Borrowed funds	21,281	19,181
Other	444	459
Stockholders’ equity	51,406	52,296
Total liabilities and stockholders’ equity	$73,131	$71,936

Condensed Statements of Earnings

	Years ended December 31,
	2008	2007	2006
Dividends from Bank	$4,121	$6,507	$6,258
Interest income	77	73	66
Other income	7	7	255
Interest expense	(1,191)	(1,575)	(1,654)
Other expense, net	(271)	(176)	(188)
Earnings before equity in undistributed earnings of Bank	2,743	4,836	4,737
(Decrease)/increase in undistributed equity of Bank	1,806	(18)	741
Earnings before income taxes	4,549	4,818	5,478
Income tax benefit	(4)	(584)	(532)
Net earnings	$4,553	$5,402	$6,010

Condensed Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$4,553	$5,402	$6,010
Decrease/(increase) in undistributed equity of Bank	(1,806)	18	(741)
Loss on impairment of investment securities	66	—	—
Other	310	208	(59)
Net cash provided by operating activities	3,123	5,628	5,210

Cash flows from investing activities:
Purchase of investment securities	(40)	(455)	(3)
Proceeds from sales and maturities of investment securities	1	—	165
Cash paid in acquisitions	—	—	(13,080)
Net cash used in investing activities	(39)	(455)	(12,918)

Cash flows from financing activities:
Issuance of shares under stock option plan	37	41	27
Proceeds from other borrowings	6,030	4,310	9,772
Repayments on other borrowings	(3,930)	(6,355)	(8,342)
Purchase of treasury stock	(3,477)	(1,436)	(138)
Payment of dividends	(1,754)	(1,768)	(1,567)
Net cash used in financing activities	(3,094)	(5,208)	(248)
Net decrease in cash	(10)	(35)	(7,956)
Cash at beginning of year	20	55	8,011
Cash at end of year	$10	$20	$55

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2008, the Bank could distribute dividends of up to $2.5 million without regulatory approvals.

(16)              Stockholders’ Rights Plan

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

(17)              Commitments, Contingencies and Guarantees

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

The Company guarantees payments to holders of certain trust preferred securities issued by wholly owned grantor trusts.  The securities are due in 2034 and 2036 and are redeemable beginning in 2009 and 2011. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $39.7 million at December 31, 2008.  At December 31, 2008, the Company had a recorded liability of $16.6 million of principal and accrued interest to date, representing amounts owed to the Trust.

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

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2008. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the  Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None

PART III.

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Election of Directors” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 20, 2009 (the “2009 Proxy Statement”).

Section 16(a) of the Exchange Act requires that the Company’s executive officers, directors and persons who own more than 10% of their Company’s common stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company’s shares of common stock are traded.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on the Company’s review of the copies of such forms, the Company is not aware that any of its directors, executive officers or 10% stockholders failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2008.

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	56	President and Chief Executive Officer

Mark A. Herpich	41	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank

Patrick L. Alexander	56	President and Chief Executive Officer

Mark A. Herpich	41	Executive Vice President and Chief Financial Officer

Michael E. Scheopner	47	Executive Vice President, Credit Risk Manager

Dean R. Thibault	57	Executive Vice President, Commercial Banking

Larry R. Heyka	62	Market President, Manhattan Region

Mark J. Oliphant	56	Market President, Southwest Kansas Region

Bradly L. Chindamo	40	Market President, Eastern Kansas Region

ITEM 11.              EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2009 Proxy Statement.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2009 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2008 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	394,193	$21.97	61,433
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	394,193	$21.97	61,433

(1) Includes options assumed by the Company in 2001 in connection with the mergers of Landmark Bancshares, Inc. and MNB Bancshares, Inc. with the Company.  At the time of the mergers, there were options issued under the previous companies’ plans, each of which was approved by stockholders of the respective company at the time of their adoption.  All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger.  As of December 31, 2008, there were options outstanding for an aggregate of 23,076 shares of the Company’s common stock under the prior plans with a weighted average exercise price of $11.10.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Transactions with Directors, Officers and Associates” and “Corporate Governance and Board of Directors” of the 2009 Proxy Statement.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Independent Registered Public Accounting Firm” of the 2009 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Earnings — Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007 and 2006

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

SIGNATURE		TITLE

/s/ Patrick L. Alexander	March 27, 2009	President, Chief Executive Officer and Director
Patrick L. Alexander	Date

/s/ Larry L. Schugart	March 27, 2009	Chairman of the Board, Director
Larry L. Schugart	Date

/s/ Richard A. Ball	March 27, 2009	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 27, 2009	Director
Brent A. Bowman	Date

/s/ Joseph L. Downey	March 27, 2009	Director
Joseph L. Downey	Date

/s/ Jim W. Lewis	March 27, 2009	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 27, 2009	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 27, 2009	Director
Susan E. Roepke	Date

/s/ C. Duane Ross	March 27, 2009	Director
C. Duane Ross	Date

/s/ David H. Snapp	March 27, 2009	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file no. 000-33203)

3.2	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

4.1	Form of stock certificate	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.6	Rights Agreement between the Company and Landmark National Bank	the registrant’s Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000-33203)

10.7	Indenture dated as of December 19, 2003 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2003, filed with the Commission on March 30, 2004 (SEC file no. 000-33203)

10.8	Form of employment agreement between Mark J. Oliphant and the Company	the registrant’s Form 8-K filed with the Commission on March 9, 2005 (SEC file no. 000-33203)

10.9	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.10	Landmark Bancorp, Inc. Bonus/Profit Sharing Plan		X

10.11	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.12	2001 Stock Incentive Plan	The registrant’s Registration Statement on form S-8 filed with the Commission on February 11, 2003

10.13	Indenture dated as of December 30, 2005 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2005, filed with the Commission on March 29, 2006 (SEC file no. 000-33203)

10.14	Revolving Credit Agreement, dated November 19, 2008 between Landmark Bancorp, Inc. and First National Bank of Omaha		X

13.1	Letter to Stockholders and Corporate Information included in 2008 Annual Report to Stockholders		X

21.1	Subsidiaries of the Company		X

23.1	Consent of KPMG LLP		X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X