Form 10-Q
period 2009-03-31
LANDMARK BANCORP INC
filed 2009-05-15
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date: as of April 30, 2009, the Registrant had outstanding 2,371,450 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

ITEM 1.  FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and due from banks	$10,264	$13,788
Federal funds sold	4,090	—
Total cash and cash equivalents	14,354	13,788
Investment securities:
Available for sale, at fair value	174,413	162,245
Other securities	9,078	9,052
Loans, net	355,180	365,772
Loans held for sale	13,138	1,487
Premises and equipment, net	13,816	13,956
Goodwill	12,894	12,894
Other intangible assets, net	2,375	2,407
Bank owned life insurance	12,118	11,996
Accrued interest and other assets	9,915	8,617
Total assets	$617,281	$602,214

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$52,501	$49,823
Money market and NOW	158,479	150,116
Savings	28,686	26,203
Time, $100,000 and greater	53,547	49,965
Time, other	164,000	163,439
Total deposits	457,213	439,546

Federal Home Loan Bank borrowings	71,196	77,319
Other borrowings	27,679	27,047
Accrued expenses, taxes and other liabilities	9,382	6,896
Total liabilities	565,470	550,808

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized, none issued	—	—
Common stock, $0.01 par, 7,500,000 shares authorized, 2,411,412 shares issued, at March 31, 2009 and December 31, 2008	24	24
Additional paid-in capital	23,912	23,873
Retained earnings	28,377	27,819
Treasury stock, at cost; 39,962 and 39,162 shares at March 31, 2009 and December 31, 2008, respectively	(947)	(935)
Accumulated other comprehensive income	445	625
Total stockholders’ equity	51,811	51,406

Total liabilities and stockholders’ equity	$617,281	$602,214

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Interest income:
Loans:
Taxable	$5,133	$6,614
Tax-exempt	49	43
Investment securities:
Taxable	1,116	1,223
Tax-exempt	609	596
Other	3	18
Total interest income	6,910	8,494

Interest expense:
Deposits	1,639	3,121
Borrowed funds	879	911
Total interest expense	2,518	4,032
Net interest income	4,392	4,462
Provision for loan losses	300	600
Net interest income after provision for loan losses	4,092	3,862

Non-interest income:
Fees and service charges	956	967
Gains on sale of loans	864	344
Gain on prepayment of FHLB borrowings	—	246
Bank owned life insurance	123	116
Other	113	142
Total non-interest income	2,056	1,815

Investment securities gains (losses), net:
Impairment losses on investment securities	(850)	—
Less noncredit-related losses	523	—
Net impairment losses	(327)	—

Non-interest expense:
Compensation and benefits	2,333	2,128
Occupancy and equipment	651	761
Data processing	190	197
Amortization of intangibles	187	205
Professional fees	172	111
Advertising	121	88
Other	957	799
Total non-interest expense	4,611	4,288
Earnings before income taxes	1,210	1,387
Income tax expense	201	321
Net earnings	$1,009	$1,067

Earnings per share:
Basic	$0.43	$0.43
Diluted	$0.42	$0.43
Dividends per share	$0.19	$0.18

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Net cash provided by (used in) operating activities	$(8,163)	$891

Cash flows from investing activities:
Net decrease (increase) in loans	9,811	(4,092)
Maturities and prepayments of investment securities	13,087	3,321
Purchase of investment securities	(25,919)	(582)
Proceeds from sales of premises and equipment and foreclosed assets	2	205
Purchases of premises and equipment, net	(78)	(374)
Net cash used in investing activities	(3,097)	(1,522)

Cash flows from financing activities:
Net increase (decrease) in deposits	17,667	(5,376)
Federal Home Loan Bank advance borrowings	—	25,000
Federal Home Loan Bank advance repayments	(9)	(13,509)
Federal Home Loan Bank line of credit, net	(6,000)	(8,500)
Other borrowings, net	632	4,562
Purchase of treasury stock	(12)	(3,296)
Proceeds from issuance of stock under stock option plans	—	30
Excess tax benefit related to stock option plans	—	5
Payment of dividends	(451)	(456)
Net cash provided (used in) by financing activities	11,827	(1,540)

Net increase (decrease) in cash and cash equivalents	566	(2,171)
Cash and cash equivalents at beginning of period	13,788	14,739
Cash and cash equivalents at end of period	$14,354	$12,568

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$2,498	$4,082
Cash paid (refunds received) during period for taxes, net	$(13)	$223

Supplemental schedule of non-cash investing activities:
Transfer of loans to real estate owned	$486	$898

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total

Balance at December 31, 2007	$24	$24,304	$27,493	$(206)	$681	$52,296
Comprehensive income:
Net earnings	—	—	1,067	—	—	1,067
Change in fair value of investment securities available-for-sale, net of tax	—	—	—	—	1,459	1,459
Total comprehensive income	—	—	1,067	—	1,459	2,526
Dividends paid ($0.18 per share)	—	—	(456)	—	—	(456)
Stock-based compensation	—	23	—	—	—	23
Exercise of stock options, 1,882 shares, including tax benefit of $5	—	35	—	—	—	35
Purchase of 134,385 treasury shares	—	—	—	(3,296)	—	(3,296)
Adoption of EITF 06-4	—	—	(335)	—	—	(335)
Balance March 31, 2008	$24	$24,362	$27,769	$(3,502)	$2,140	$50,793

Balance at December 31, 2008	$24	$23,873	$27,819	$(935)	$625	$51,406
Comprehensive income:
Net earnings	—	—	1,009	—	—	1,009
Change in fair value of investment securities available-for-sale for which a portion of an other than temporary impairment has been recorded in net earnings, net of tax	—	—	—	—	127	127
Change in fair value of all other investment securities available-for-sale, net of tax	—	—	—	—	(307)	(307)
Total comprehensive income	—	—	1,009	—	(180)	829
Dividends paid ($0.19 per share)	—	—	(451)	—	—	(451)
Stock-based compensation	—	39	—	—	—	39
Purchase of 800 treasury shares	—	—	—	(12)	—	(12)
Balance at March 31, 2009	$24	$23,912	$28,377	$(947)	$445	$51,811

 See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2008, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2008, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended March 31, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.

2.                                      Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  During the first quarter of 2009, the decline in the Company’s stock price coupled with current market conditions in the financial services industry, constituted a triggering event which required an interim goodwill impairment test to be performed.  The Company performed an impairment test as of March 31, 2009 by comparing the fair value of the Company’s single reporting unit to the carrying value.  Fair value was determined using observable market data including the Company’s market capitalization and valuation multiples compared to recent financial industry acquisition multiples to estimate the fair value of the Company’s single reporting unit.  Based on the results of testing the Company concluded its goodwill was not impaired.

The following is an analysis of changes in the core deposit intangible assets:

	Three months ended March 31,
	2009		2008
(Dollars in thousands)	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,396	$(3,159)	$5,396	$(2,462)
Additions	—	—	—	—
Amortization	—	(155)	—	(179)
Balance at end of period	$5,396	$(3,314)	$5,396	$(2,641)

The following is an analysis of changes in the mortgage servicing rights:

	Three months ended March 31,
	2009		2008
(Dollars in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$772	$(602)	$770	$(560)
Additions	155	—	14	—
Prepayments/maturities	(34)	34	(13)	13
Amortization	—	(32)	—	(25)
Balance at end of period	$893	$(600)	$771	$(572)

The mortgage servicing rights correspond to loans serviced by the Company for unrelated third parties with outstanding principal balances of $90.5 million and $82.0 million at March 31, 2009 and December 31, 2008, respectively.  Gross service fee income related to such loans was $52,000 and $57,000 for the quarters ended March 31, 2009 and 2008, respectively, which is included in fees and service charges in the condensed consolidated statements of earnings.

Aggregate amortization expense for the quarters ended March 31, 2009 and 2008, was $187,000 and $205,000, respectively.  The following depicts estimated amortization expense for all intangible assets for the remainder of 2009 and in successive years ending December 31:

Year	Amount (in thousands)
Remainder of 2009	$573
2010	629
2011	437
2012	308
2013	224
Thereafter	204

3.                                      Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$29,697	$735	$(4)	$30,428
Municipal obligations	64,193	1,167	(823)	64,537
Mortgage-backed securities	59,446	1,278	(35)	60,689
Pooled trust preferred securities	2,159	—	(1,823)	336
Common stocks	693	226	(24)	895
Certificates of deposit	17,528	—	—	17,528
Total	$173,716	$3,406	$(2,709)	$174,413

	As of December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$28,566	$950	$(2)	$29,514
Municipal obligations	63,711	1,532	(934)	64,309
Mortgage-backed securities	55,752	934	(104)	56,582
Pooled trust preferred securities	2,488	—	(1,748)	740
Common stocks	693	389	(8)	1,074
Certificates of deposit	10,026	—	—	10,026
Total	$161,236	$3,805	$(2,796)	$162,245

Included in the March 31, 2009 gross unrealized losses above, are noncredit-related losses of $523,000 related to a $1.0 million par investment in a pool of trust preferred securities, which was determined to be other than temporarily impaired.

The summary of available-for-sale investment securities shows that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2009 and December 31, 2008.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

		As of March 31, 2009
	Number	Less than 12 months		12 months or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	4	$878	$(4)	—	—	$878	$(4)
Municipal obligations	55	16,362	(664)	2,471	(159)	18,833	(823)
Mortgage-backed securities	18	9,981	(34)	72	(1)	10,053	(35)
Pooled trust preferred securities	3	—	—	336	(1,823)	336	(1,823)
Common stocks	5	83	(24)	—	—	83	(24)
Total	85	$27,304	$(726)	$2,879	$(1,983)	$30,183	$(2,709)

		As of December 31, 2008
	Number	Less than 12 months		12 months or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	3	$64	$—	$133	$(2)	$197	$(2)
Municipal obligations	56	13,282	(466)	8,542	(468)	21,824	(934)
Mortgage-backed securities	80	12,219	(78)	3,400	(26)	15,619	(104)
Pooled trust preferred securities	3	—	—	740	(1,748)	740	(1,748)
Common stocks	3	13	(2)	18	(6)	31	(8)
Total	145	$25,578	$(546)	$12,834	$(2,250)	$38,412	$(2,796)

The Company’s assessment of other than temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made.  The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  As of January 1, 2009 the Company early adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments,” which changed the accounting for other than temporary impairments of debt securities and separates the impairment into credit-related and other factors.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit related losses.  Based on these factors, along with the Company’s intent to not sell the security and that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily depressed as of March 31, 2009 and December 31, 2008.  The Company’s mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

The Company believes that the decline in the value of certain municipal obligations was primarily related to an overall widening of market spreads for many types of fixed income products during 2008, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers.  At March 31, 2009, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell until the recovery of its cost, its municipal obligations in an unrealized loss position.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, management’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of March 31, 2009 and December 31, 2008.

At March 31, 2009, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive according to the guidance issued in FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which the Company early adopted as of January 1, 2009.  The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred securities and to assess other than temporary impairment.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.  The discounted cash flow analysis was performed in accordance with EITF 99-20-1.  The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher estimated deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.  The Company continues to receive its full interest payments.  The Company also reviewed a stress test of these securities to determine the additional deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

At March 31, 2009, the analysis of two of the Company’s three investments in pooled trust preferred securities indicated that the unrealized loss was temporary and the Company would be able to collect all of the principal and interest in accordance with the original terms of the agreements, however the Company determined that a portion of the unrealized loss on the third investment was other than temporary on a $1.0 million investment in a pooled trust preferred security.  The amount of actual and projected deferrals and/or defaults by the financial institutions underlying this investment pool,  increased significantly since the beginning of 2009, primarily when a large number of deferrals occurred in this pool during April.  The increase in nonperforming collateral triggered an other than temporary impairment of this security resulting in a charge to earnings during the first quarter of 2009.  The Company adopted the provisions of FSP No. FAS 115-2 and FAS 124-2 in determining the amount of the other than temporary impairment recorded to earnings.  The Company performed a discounted cash flow analysis, using the factors noted above to determine the amount of the other than temporary impairment that was applicable to either credit losses or other factors.  The amount associated with credit losses of $327,000 was then realized through a charge to earnings as an impairment loss, while the change in the unrealized loss associated with other factors was recorded in other comprehensive income.

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low.  As a result, there is a risk that additional other than temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated statements of earnings.

Maturities of investment securities at March 31, 2009 are as follows:

	Amortized cost	Estimated fair value
Due in less than one year	$35,526	$35,065
Due after one year but within five years	23,127	23,794
Due after five years	53,924	53,970
Mortgage-backed securities and common stock	60,139	61,584
Total	$173,716	$174,413

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock at March 31, 2009 and December 31, 2008 was $7.3 million and the carrying value of the FRB stock at March 31, 2009 and December 31, 2008 was $1.7 million.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there is no available market values these securities are carried at cost.  Redemption of these investments is at the option of the FHLB or FRB.  We have assessed the ultimate recoverability of these stocks and believe that no impairment has occurred.

4.                                      Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.  SFAS No. 157 requires the use of a hierarchy of fair value techniques based upon whether the inputs to those fair values reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect the Company’s own assumptions of market participant valuation.  Effective January 1, 2009, the Company adopted SFAS No. 157 on certain nonfinancial assets and liabilities, which include foreclosed real estate, long-lived assets, goodwill, and core deposit premium, which are recorded at fair value only upon impairment.  In accordance with SFAS No. 157, the fair value hierarchy is as follows:

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

Valuation methods for instruments measured at fair value on a recurring basis

The Company’s investment securities classified as available-for-sale include agency securities, municipal obligations, mortgage-backed securities, pooled trust preferred securities, certificates of deposits and common stocks.  Quoted exchange prices are available for the common stock investments, which are classified as Level 1.  Agency securities and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2.  Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.  These model and matrix measurements are classified as Level 2 in the fair value hierarchy.  The Company’s investments in fixed rate certificates of deposits are valued using a net present value model that discounts the future cash flows at the current market rates and are classified as Level 2.

The Company classifies its pooled trust preferred securities as Level 3.  The portfolio consists of three investments in pooled trust preferred securities issued by financial companies.  The Company has determined that the observable market data associated with these assets do not represent orderly transactions in accordance with FSP No. FAS 157-4 and reflect forced liquidations or distressed sales.  Based on the lack of observable market data, the Company estimated fair value based on the observable data available and reasonable unobservable market data.  The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.

The following table represents the Company’s investment securities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 allocated to the appropriate fair value hierarchy:

		As of March 31, 2009
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$174,413	$835	$173,242	$336
Derivative financial instruments	102	—	—	102

		As of December 31, 2008
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$162,245	$1,014	$160,490	$740
Derivative financial instruments	18	—	—	18

The following table reconciles the changes in the Company’s Level 3 instruments during the first quarter of 2009.

	Available-for	Derivative
(Dollars in thousands)	sale-securities	financial instruments
Level 3 fair value at December 31, 2008	$740	$18
Transfers into Level 3	—	—
Total gains (losses)
Included in earnings	(327)	84
Included in other comprehensive income	(77)	—
Level 3 fair value at March 31, 2009	$336	$102

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered other than temporary impairments.  Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down.  During the first quarter of 2009 the Company recorded a $327,000 impairment loss on one of the pooled trust preferred securities.

The Company’s derivative financial instruments consist solely of interest rate lock commitments and corresponding forward sales contracts on certain mortgage loans and are not designated as hedging instruments.  The fair values of these derivatives are based on quoted prices for similar loans in the secondary market.  The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan.  These instruments are classified as Level 3 based on the unobservable nature of these assumptions.  The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sale of loans in the consolidated statement of earnings.

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company’s other investment securities include investments in Federal Home Loan Bank of Topeka (“FHLB”) and Federal Reserve Bank (“FRB”) stock, which are held for regulatory purposes.  These investments generally have restrictions on the sale and/or liquidation of stock and the carrying value is approximately equal to fair value.  Fair value measurements for these securities are classified as Level 3 based on the undeliverable nature and related credit risk.

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are generally reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $11.4 million, before an allocated allowance of $1.7 million at March 31, 2009.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis.  The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

The Company’s measure of its goodwill is based on market based valuation techniques, including reviewing the Company’s stock price and valuation multiples as compared to recent financial industry acquisition multiples to estimate the fair value of the Company’s single reporting unit.  The fair value measurements are classified as Level 3.

Core deposit intangibles are recognized at the time core deposits are acquired, using valuation techniques which calculate the present value of the estimated net cost savings relative to the Company’s alternative costs of funds over the expected remaining economic life of the deposits.  Subsequent evaluations are made when facts or circumstances indicate potential impairment may have occurred.  The models incorporate market discount rates, estimated average core deposit lives and alternative funding rates.  The fair value measurements are classified as Level 3.

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

Foreclosed assets are acquired through, or in lieu of, foreclosure are initially recorded at the date of foreclosure at fair value of collateral less estimates selling costs.  Subsequent to foreclosure, valuations are updated periodically and are based upon appraisals, third party price opinions or internal pricing models and are classified as Level 3.   During the first quarter of 2009 the Company recorded an impairment charge of $30,000 on a single property with a fair value of $240,000.

The following table represents the Company’s assets that are measured at fair value on a nonrecurring basis at March 31, 2009 allocated to the appropriate fair value hierarchy:

		Fair value hierarchy			Total gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(losses)
Assets:
Other investment securities	$9,078	$—	$—	$9,078	$—
Impaired loans	9,700	—	—	9,700	—
Loans held for sale	13,225	—	13,225	—	—
Foreclosed assets	2,390	—	—	2,390	30

5.                                      Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the effect of all potential common shares outstanding during each period.  Earnings and dividends per share for prior periods have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2008.

The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Net earnings available to common stockholders	$1,009	$1,067

Weighted average common shares outstanding — basic	2,371,966	2,470,858
Dilutive stock options	5,097	13,516
Weighted average common shares — diluted	2,377,063	2,484,374

Net earnings per share:
Basic	$0.43	$0.43
Diluted	$0.42	$0.43

6.                                      Comprehensive Income

The Company’s other comprehensive income consists of the unrealized holding gains and losses on available for sale securities as shown below.

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Net earnings	$1,009	$1,067
Unrealized holding gains (losses) on available for sale securities for which a portion of an other than temporary impairment has been recorded in earnings	(125)	—
Unrealized holding gains (losses) on all other available for sale securities	(513)	2,354
Reclassification adjustment for losses included in income	327	—
Net unrealized gains (losses)	(311)	2,354
Income tax expense (benefit)	(131)	895
Total comprehensive income	$829	$2,526

7.                                      Stock Based Compensation

A summary of option activity during the first three months of 2009 is presented below:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
				(in thousands)
Outstanding at January 1, 2009	394,193	$21.97	7.0 years	$235
Granted	—	—	—	n/a
Forfeited/expired	—	—	—	n/a
Exercised	—	—	—	n/a
Outstanding at March 31, 2009	394,193	$21.97	6.8 years	$81
Exercisable at March 31, 2009	197,546	$21.56	5.2 years	$81
Vested and expected to vest at March 31, 2009	376,876	$21.93	6.8 years	$81

Additional information about stock options exercised is presented below:

Three months ended March 31,	2009	2008
Intrinsic value of options exercised	$—	$14,736
Cash received from options exercised	$—	$30,432
Excess tax benefit realized from options exercised	$—	$5,010

As of March 31, 2009, there was $313,000 of total unrecognized compensation cost related to outstanding options.   That cost is expected to be recognized over a period of 4 years.  No shares vested during the quarter ended March 31, 2009 while the total fair value (at vest date) of shares vested during the quarter ended March 31, 2008 was $64,000.

8.                                      Subsequent Event

Landmark Bancorp, Inc. also announced the completion of the acquisition, by its wholly-owned subsidiary, Landmark National Bank, of a branch located at 4621 W. 6th Street, in Lawrence, Kansas from CornerBank, N.A. effective May 8, 2009.  Pursuant to the agreement, Landmark National Bank purchased approximately $4.0 million in loans, assumed approximately $6.4 million in deposits and acquired approximately $2.6 million in related branch premises and equipment.  The transaction expands Landmark National Bank’s banking presence in Lawrence, Kansas and gives the bank a second location in the community.

9.             Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.”  The statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement No. 141 and contains improvements to the application of this method.  The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Costs incurred to effect the acquisition are to be recognized separately from the acquisition.  Assets and liabilities arising from contractual contingencies and contingent considerations must be measured at fair value as of the acquisition date.  The statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired.  The Company adopted this statement on January 1, 2009.

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007), “Business Combinations.”  The Company adopted this statement on January 1, 2009.  The adoption of this statement did not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how these activities affect its financial position, financial performance, and cash flows. The Company adopted this statement on January 1, 2009.  The adoption of this statement did not have a material effect on our consolidated financial statements.

In January 2009, the FASB issued Staff Position (FSP) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”  The amendment’s purpose is to achieve a more consistent determination of whether an other than temporary impairment has occurred on beneficial interests.  Specifically, the new pronouncement no longer requires the usage of market participant assumptions about future cash flows in determining other than temporary impairment under the EITF 99-20 model, and aligns that model’s impairment guidance with SFAS No. 115.  This statement was adopted on December 31, 2008 and is applicable to our investments in pooled trust preferred investment securities.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.”  This position amends guidance for recognizing and reporting other than temporary impairments of debt securities and improves the presentation of other than temporary impairments in financial statements for both debt and equity securities.  The position requires entities to separate an other than temporary impairment of a debt security into credit related losses and other factors when management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of other than temporary impairment related credit losses is recognized in earnings while the amount related to other factors is recorded in other comprehensive income.  The Company adopted this position effective January 1, 2009 and applied the guidance to its other than temporary impairment analysis during the first quarter of 2009, including the pooled trust preferred investment security which resulted in the recognition of a credit related loss of $327,000 in earnings while the noncredit-related loss of $523,000 is recognized in accumulated other comprehensive income.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The position provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurements” when the volume and level of activity for an asset or liability, in relation to normal market activity, has significantly decreased.  The guidance emphasizes that the objective of fair value measurement remains the same, determining the price that would be received or paid in an orderly transaction between market participants at the measurement date under current market conditions.  The Company adopted this position as of January 1, 2009 and applied the guidance to its pooled trust preferred securities.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The position expands disclosures on the fair value of financial instruments to include interim reporting periods, in addition to annual disclosures.  The Company adopted this position on April 1, 2009.  The Company does not expect the adoption of this position to have a material effect our financial statements.

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

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities.  Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expenses and provision for loan losses.

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

Critical Accounting Policies.  Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, income taxes and business acquisitions, all of which involve significant judgment by our management.

Information about our critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.  The only change in our critical accounting policies since December 31, 2008 is a result of the adoption of FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.”  Based on the guidance in the FSP, now if we deem a decline in the fair value of a debt security to be other than temporary, we lower the cost basis, through a charge to earnings, by the amount of credit losses inherent in the investment versus writing the security down to market value.

Summary of Results.  During the first quarter of 2009, our net earnings declined by $57,000 to $1.0 million as compared to net earnings of $1.1 million in the same period of 2008.  During the first quarter of 2009 we identified a $1.0 million investment in a pooled trust preferred security as other than temporarily impaired.  The net credit-related impairment  related to this security was approximately $327,000.  Offsetting the loss was a reduction in our provision for loan losses by $300,000 for the first quarter of 2009 as compared to 2008 based on our analysis of our loan portfolio.  Our increase in non-interest income was primarily attributable to a $519,000 increase in gains on sale of loans, which was driven by higher origination volumes of residential real estate loans that were sold in the secondary market.  Results for the first quarter of 2008 included a $246,000 gain from the prepayment of a FHLB advance, which represented the remaining unamortized fair value adjustment recorded in purchase accounting.  During the first quarter of 2009 we also experienced elevated levels of the non-interest expenses primarily related to compensation and benefits, costs associated with our Lawrence branch acquisition and increased foreclosure and other real estate expenses.

Our net interest margin was 3.47% during the first quarters of both 2009 and 2008.  For each period, we were able to reduce our cost of deposits and borrowings to offset the lower yields earned on loans and investment securities in markets that experienced a dramatic decline in benchmark interest rates that began in late 2007 and continued throughout 2008.  The lower cost of funding allowed us to maintain our net interest margin in markets that had considerable competitive pricing pressures.  We expect these pricing pressures to continue during 2009, which may make maintaining or increasing our net interest margin difficult.

The following table summarizes earnings and key performance measures for the periods presented.

	Three months ended March 31,
(Dollars in thousands)	2009	2008

Net earnings:
Net earnings	$1,009	$1,067
Basic earnings per share	$0.43	$0.43
Diluted earnings per share	$0.42	$0.43
Earnings ratios:
Return on average assets (1)	0.67%	0.70%
Return on average equity (1)	7.90%	8.27%
Dividend payout ratio	45.24%	42.22%
Net interest margin (1) (2)	3.47%	3.47%

(1)   The ratio has been annualized and is not necessarily indicative of the results for the entire year.

(2)   Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the quarter ended March 31, 2009, decreased $1.6 million, or 18.7%, to $6.9 million from $8.5 million in the same period of 2008.  Interest income on loans decreased $1.5 million, or 22.2%, to $5.2 million for the quarter ended March 31, 2009 due primarily to decreases in the yields earned on our loans as rates declined during 2008.  Our tax equivalent yields earned on loans declined from 7.02% to 5.75% during the first quarters of 2008 to 2009.  Average loans outstanding for the quarter ended March 31, 2009 decreased to $368.4 million from $381.4 million for 2008.  Interest income on investment securities decreased $109,000, or 5.9%, to $1.7 million for the first quarter of 2009, as compared to 2008.  Average investment securities outstanding increased from $166.8 million for the quarter ended March 31, 2008, to $182.0 million for 2009.  Offsetting the increase in average investments outstanding for the comparable period were lower yields earned on the investments, which declined from 5.05% during the first quarter of 2008 to 4.50% during the first quarter of 2009.  The higher levels of investments was the result of the increased liquidity from lower outstanding loan balances.

Interest Expense.  Interest expense during the quarter ended March 31, 2009 decreased $1.5 million, or 37.6%, as compared to the same period of 2008.  For the first quarter of 2009 interest expense on interest-bearing deposits decreased $1.5 million, or 47.5% as a result of lower rates on deposit balances, primarily lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts due to the decline in interest rates experienced during 2008.  Our total cost of deposits declined from 3.13% during the first quarter of 2008 to 1.66% during the same period of 2009.  For the first quarter of 2009 interest expense on borrowings decreased $32,000, or 3.6%, due primarily to lower rates on our outstanding borrowings.  Our cost of borrowing declined from 3.70% in the first quarter of 2008 to 3.59% in the same period of 2009.

Net Interest Income.  Net interest income for the quarter ended March 31, 2009 totaled $4.4 million, decreasing $70,000, or 1.6%, as compared to the three months ended March 31, 2008.  Our net interest margin, on a tax equivalent basis, remained at 3.47% during the first quarters of both 2009 and 2008.

See the Rate\Volume Table at the end of Item 2 Management’s Discussion and Analysis of Financial Condition for additional details on asset yields, liability rates and net interest margin.

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

The provision for loan losses for the quarter ended March 31, 2009 was $300,000, compared to a provision of $600,000 during the same period of 2008.  While our provision for loan losses declined $300,000 during the first quarter of 2009 as compared to 2008, the provision remains elevated compared to historical levels due to the difficult conditions that continue to exist in the economy as well as increased levels of nonperforming loans in our portfolio.  The higher provision for loan losses is based upon our analysis of our loan portfolio as well as distressed market conditions.  The increased levels of loan loss provision will likely continue in the current economic environment and the continued uncertainty regarding the length and severity of the recession we are currently experiencing.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income increased $241,000, or 13.3%, for the quarter ended March 31, 2009, to $2.1 million, as compared to the quarter ended March 31, 2008.  The increase was primarily attributable to an increase of $519,000 in gains on sale of loans.  The increased gains on sales of loans were driven by higher origination volumes of residential real estate loans that were sold in the secondary market.  Offsetting the increased gains on sales of loans, was a $246,000 gain that was recognized in the first quarter of 2008 from the prepayment of a FHLB advance, which represented the remaining unamortized fair value adjustment required by purchase accounting.

Investment Securities Gains (Losses).  During the first quarter of 2009 we identified a $1.0 million investment in a pooled trust preferred security as other than temporarily impaired.  The net credit-related impairment loss on this security amounted to $327,000.  See Note 3 on Investments in the accompanying consolidated financial statements for additional details.

Non-interest Expense.  Non-interest expense increased $321,000, or 7.5%, to $4.6 million for the quarter ended March 31, 2009, as compared to the same period of 2008.  These increases were primarily driven by increases of $205,000 in compensation and benefits, $103,000 in foreclosure and other real estate expenses and $61,000 in professional fees.  The increase in compensation and benefits was driven by general salary increases as well as increased costs associated with commissions paid due to the higher residential real estate loan volumes.  The increases in foreclosure and other real estate are the result of increased fees and expenses associated with foreclosure activity, higher other real estate balances and a $30,000 impairment of one other real estate property.  The increases in professional fees are primarily associated with our Lawrence branch acquisition.  There were also various increased costs associated with the higher levels of 1-4 family mortgage loan originations.  Offsetting those increases was a $110,000 reduction in our occupancy and equipment costs.

Income Tax Expense.  Income tax expense decreased $119,000, or 37.3%, from $321,000 for the quarter ended March 31, 2008, to $201,000 for the quarter ended March 31, 2009.  The effective tax rate for the first quarter of 2009 was 16.6% compared to 23.1% during the first quarter of 2008.  The decline in the effective tax rate was primarily driven by lower taxable income as a percentage of earnings before income taxes, while tax exempt income remained relatively constant between the periods.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial, commercial real estate, mortgage and consumer loans and the purchase of investment securities.  Total assets increased to $617.3 million at March 31, 2009, compared to $602.2 million at December 31, 2008.  Net loans, excluding loans held for sale, decreased to $355.2 million at March 31, 2009 from $365.8 million at December 31, 2008.  The reduction in our total loans is primarily the result of reducing our exposure to construction and commercial real estate loans in response to the current issues in real estate.

Loans consisted of the following:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Real estate loans:
One-to-four family residential	$110,023	$112,815
Commercial	121,506	126,977
Construction	16,730	19,618
Commercial loans	103,504	101,976
Consumer loans	7,674	7,937
Total	359,437	369,323

Less: Deferred loan fees and loans in process	(50)	(320)
Less: Allowance for loan losses	4,307	3,871
Loans, net	$355,180	$365,772

Percent of total
Real estate loans:
One-to-four family residential	30.6%	30.5%
Commercial	33.8%	34.4%
Construction	4.7%	5.3%
Commercial loans	28.8%	27.6%
Consumer loans	2.1%	2.2%
Total gross loans	100.0%	100.0%

The allowance for losses on loans is established through a provision for losses on loans based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.  We feel that higher levels of provisions for loan losses are required based upon our analysis of our loan portfolio as well as depressed market conditions.  We feel the external risks within the environment which we operate remain present today and will need to be continuously monitored.  We have identified the stresses in our loan portfolio and are working to reduce the risks of certain loan exposures, including significantly reducing our exposure to construction and land development loans.  Although we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.

A summary of the activity in the allowance for loan losses is as follows:

(Dollars in thousands)	Three months ended March 31,
	2009	2008
Beginning balance	$3,871	$4,172
Provision for loan losses	300	600
Charge-offs	(82)	(1,503)
Recoveries	218	19
Ending balance	$4,307	$3,288

Loans past due more than a month totaled $13.2 million at March 31, 2009, compared to $9.4 million at December 31, 2008.    At March 31, 2009, $11.0 million in loans were on non-accrual status, or 3.1% of net loans, compared to a balance of $5.7 million in loans on non-accrual status, or 1.6% of net loans, at December 31, 2008.  There were no loans 90 days delinquent and still accruing interest at March 31, 2009 and December 31, 2008.  The increase in non-accrual and impaired loans was primarily related to three construction and land loan relationships which were placed on non-accrual during the first quarter of 2009.  As part of the Company’s credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on its commercial real estate and construction relationships.  During the quarter ended March 31, 2009 we had a net loan recovery of $137,000 compared to the $1.5 million of net loan charge-offs for the comparable period of 2008.  The net loan recovery was primarily the result of a $200,000 deficiency settlement on previously charged-off construction loans which were foreclosed on during 2009 and are currently included in other real estate owned.

A summary of the non-performing assets is as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Total non-accrual loans	$10,984	$5,748
Accruing loans over 90 days past due	—	—
Other real estate owned	2,390	1,934
Total nonperforming assets	$13,374	$7,682

Total nonperforming loans to total loans, net	3.1%	1.6%
Total nonperforming assets to total assets	2.2%	1.3%
Allowance for loan losses to gross loans outstanding	1.2%	1.0%
Allowance for loan losses to total nonperforming loans	39.2%	67.3%

A summary of the impaired loans is as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Impaired loans for which an allowance has been provided	$7,081	$1,867
Impaired loans for which no allowance has been provided	4,298	5,192
Total impaired loans	11,379	7,059
Allowance related to impaired loans	$1,679	$705

Liability Distribution.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the financial services industry.  Total deposits increased $17.7 million to $457.2 million at March 31, 2009, from $439.5 million at December 31, 2008.  The increase was related to seasonal fluctuations and increased retail deposits.  Total borrowings decreased $5.5 million to $98.9 million at March 31, 2009, from $104.4 million at December 31, 2008.  The decline was primarily from repaying outstanding borrowings on our FHLB line of credit.

Certificates of deposit at March 31, 2009, which were scheduled to mature in one year or less, totaled $170.0 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Liquidity.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $197.8 million at March 31, 2009 and $185.1 million at December 31, 2008.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. federal agency obligations, high-grade municipal securities or FDIC insured certificates of deposits with other financial institutions.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, or other borrowings or through sales of securities.  At March 31, 2009, we had outstanding FHLB advances of $71.2 million and no borrowings against our line of credit with the FHLB.  At March 31, 2009, our total borrowing capacity with the FHLB was $121.9 million.  At March

31, 2009, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $15.9 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $67.0 million at March 31, 2009, which had no borrowings against at that time.  We also had other borrowings of $27.7 million at March 31, 2009, which included $16.5 million of subordinated debentures, $5.6 million of long-term debt and $5.6 million in repurchase agreements.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the bank is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans originated by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customer, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.1 million at March 31, 2009.

At March 31, 2009, we had outstanding loan commitments, excluding standby letters of credit, of $67.3 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At March 31, 2009, we continued to remain well capitalized, with a leverage ratio of 8.90% and a total risk based capital ratio of 14.08%.  As shown by the following table, our capital exceeded the minimum capital requirements at March 31, 2009 (dollars in thousands):

			For capital		To be well-
	Actual		adequacy purposes		capitalized
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$53,142	8.90%	$23,890	4.0%	$29,862	5.0%
Tier 1 Capital	$53,142	13.03%	$16,316	4.0%	$24,474	6.0%
Total Risk Based Capital	$57,449	14.08%	$32,632	8.0%	$40,791	10.0%

At March 31, 2009, Landmark National Bank continued to remain well capitalized, with a leverage ratio of 9.62% and a total risk based capital ratio of 15.13%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at March 31, 2009 (dollars in thousands):

			For capital		To be well-
	Actual		adequacy purposes		capitalized
Landmark National Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$57,196	9.62%	$23,793	4.0%	$29,741	5.0%
Tier 1 Capital	$57,196	14.07%	$16,256	4.0%	$24,384	6.0%
Total Risk Based Capital	$61,503	15.13%	$32,512	8.0%	$40,640	10.0%

Average Assets/Liabilities.  The following tables set forth information relating to average balances of interest-earning assets and liabilities for the three months ended March 31, 2009 and 2008.  The following tables reflect the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	March 31, 2009			March 31, 2008
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$182,023	$2,014	4.50%	$166,792	$2,101	5.05%
Loans (2)	368,417	5,206	5.75%	381,446	6,678	7.02%

Total interest-earning assets	550,440	7,220	5.33%	548,238	8,779	6.42%
Non-interest-earning assets	59,975			59,926

Total	$610,415			$608,164

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$216,704	$1,436	2.69%	$230,133	$2,475	4.31%
Money market and NOW accounts	156,380	183	0.48%	143,314	627	1.76%
Savings accounts	27,500	20	0.30%	26,119	19	0.29%
FHLB advances and other borrowings	99,578	879	3.59%	98,774	911	3.70%

Total interest-bearing liabilities	500,162	2,518	2.05%	498,340	4,032	3.25%
Non-interest-bearing liabilities	58,426			58,046
Stockholders’ equity	51,827			51,778
Total	$610,415			$608,164

Interest rate spread (3)			3.28%			3.17%
Net interest margin (4)		4,702	3.47%		4,747	3.47%
Tax equivalent interest – imputed		310			285
Net interest income		$4,392			$4,462

Ratio of average interest-earning assets to average interest-bearing liabilities		110.1%			110.0%

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

Rate/Volume Table.  The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for the three months ended March 31, 2009 as compared the three months ended March 31, 2008.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended March 31, 2009 compared with the same period in 2008
	Increase/(Decrease) Attributable to
(Dollars in thousands)	Volume	Rate	Net

Investment securities	189	(276)	(87)
Loans	(203)	(1,269)	(1,472)
Total	(14)	(1,545)	(1,559)
Interest expense:
Deposits	4	(1,486)	(1,482)
Borrowings	12	(43)	(32)
Total	16	(1,530)	(1,514)
Net interest income	(30)	(15)	(45)

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2009, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$1,054	5.7%
100 basis point rising	555	3.0%
100 basis point falling	47	0.3%

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2009.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.        RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company’s 2008 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company and its affiliated purchases during the quarter ended March 31, 2009, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may yet be purchased under the plan (1)
January 1-31, 2009	800	$14.75	800	108,806
February 1-28, 2009	—	—	—	108,806
March 1-31, 2009	—	—	—	108,806
Total	800	$14.75	800	108,806

(1)                                  In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our outstanding common stock.  Unless terminated earlier by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder.

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

LANDMARK BANCORP, INC.

Date: May 15, 2009	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 15, 2009	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer