Form 10-Q
period 2009-06-30
LANDMARK BANCORP INC
filed 2009-08-13
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: as of July 31, 2009, the Registrant had outstanding 2,371,450 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents

		Page Number
PART I

Item 1.	Financial Statements and Related Notes	2 - 19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20 - 29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29 - 30
Item 4.	Controls and Procedures	30

PART II

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

Form 10-Q Signature Page		33

ITEM 1.  FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	June 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$18,853	$13,788
Investment securities:
Available for sale, at fair value	170,062	162,245
Other securities	7,909	9,052
Loans, net	355,306	365,772
Loans held for sale	7,544	1,487
Premises and equipment, net	16,614	13,956
Goodwill	12,894	12,894
Other intangible assets, net	2,609	2,407
Bank owned life insurance	12,242	11,996
Accrued interest and other assets	9,107	8,617
Total assets	$613,140	$602,214

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$57,290	$49,823
Money market and NOW	154,635	150,116
Savings	28,926	26,203
Time, $100,000 and greater	61,461	49,965
Time, other	159,266	163,439
Total deposits	461,578	439,546

Federal Home Loan Bank borrowings	61,117	77,319
Other borrowings	28,855	27,047
Accrued expenses, taxes and other liabilities	9,041	6,896
Total liabilities	560,591	550,808

Stockholders' equity:
Preferred stock, $0.01 par, 200,000 shares authorized, none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized, 2,411,412 shares issued, at June 30, 2009 and December 31, 2008	24	24
Additional paid-in capital	23,951	23,873
Retained earnings	28,939	27,819
Treasury stock, at cost; 39,962 and 39,162 shares at June 30, 2009 and December 31, 2008, respectively	(947)	(935)
Accumulated other comprehensive income	582	625
Total stockholders' equity	52,549	51,406

Total liabilities and stockholders' equity	$613,140	$602,214

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(Dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income:
Loans:
Taxable	$5,170	$6,113	$10,303	$12,727
Tax-exempt	64	56	113	99
Investment securities:
Taxable	1,069	1,198	2,185	2,421
Tax-exempt	621	599	1,230	1,195
Other	4	19	7	37
Total interest income	6,928	7,985	13,838	16,479

Interest expense:
Deposits	1,558	2,615	3,197	5,737
Borrowed funds	811	897	1,690	1,808
Total interest expense	2,369	3,512	4,887	7,545
Net interest income	4,559	4,473	8,951	8,934
Provision for loan losses	800	300	1,100	900
Net interest income after provision for loan losses	3,759	4,173	7,851	8,034

Non-interest income:
Fees and service charges	1,142	1,115	2,098	2,081
Gains on sale of loans	1,199	394	1,907	739
Gain on prepayment of FHLB borrowings	-	-	-	246
Bank owned life insurance	124	118	247	234
Other	174	136	287	278
Total non-interest income	2,639	1,763	4,539	3,578

Investment securities gains (losses), net:
Impairment losses on investment securities	(60)	-	(910)	-
Less noncredit-related losses	(189)	-	334	-
Net impairment losses	(249)	-	(576)	-
Gains on sales of investment securities	-	497	-	497
Investment securities gains (losses), net	(249)	497	(576)	497

Non-interest expense:
Compensation and benefits	2,203	2,097	4,379	4,225
Occupancy and equipment	663	673	1,314	1,434
Federal deposit insurance premiums	447	13	480	26
Data processing	204	206	394	403
Amortization of intangibles	191	205	378	409
Professional fees	192	121	364	233
Advertising	119	89	240	177
Other	926	859	1,851	1,645
Total non-interest expense	4,945	4,263	9,400	8,552
Earnings before income taxes	1,204	2,170	2,414	3,557
Income tax expense	192	594	393	914
Net earnings	$1,012	$1,576	$2,021	$2,643
Earnings per share:
Basic	$0.43	$0.66	$0.85	$1.09
Diluted	$0.43	$0.66	$0.85	$1.08
Dividends per share	$0.19	$0.18	$0.38	$0.36

See accompanying notes to condensed consolidated financial statements.

 LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2009	2008
Net cash used in operating activities	$(712)	$(1,220)

Cash flows from investing activities:
Net decrease (increase) in loans	12,247	(2,241)
Maturities and prepayments of investment securities	29,101	7,097
Purchase of investment securities	(37,707)	(25,901)
Proceeds from sales of investment securities	1,210	10,407
Proceeds from sales of premises and equipment and foreclosed assets	1,095	668
Purchases of premises and equipment, net	(552)	(472)
Net cash paid in branch acquisition	(130)	-
Net cash provided by (used in) investing activities	5,264	(10,442)

Cash flows from financing activities:
Net increase (decrease) in deposits	15,636	(4,855)
Federal Home Loan Bank advance borrowings	-	35,000
Federal Home Loan Bank advance repayments	(10,018)	(13,518)
Federal Home Loan Bank line of credit, net	(6,000)	(6,400)
Other borrowings, net	1,808	3,903
Purchase of treasury stock	(12)	(3,296)
Proceeds from issuance of stock under stock option plans	-	30
Excess tax benefit related to stock option plans	-	5
Payment of dividends	(901)	(887)
Net cash provided by financing activities	513	9,982

Net increase (decrease) in cash and cash equivalents	5,065	(1,680)
Cash and cash equivalents at beginning of period	13,788	14,739
Cash and cash equivalents at end of period	$18,853	$13,059

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,832	$7,776
Cash paid during period for taxes, net	312	213

Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to real estate owned	$1,140	$1,346
Branch acquisition:
Fair value of liabilities assumed	6,650	-
Fair value of assets acquired	6,520	-

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands, except per share data)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total

Balance at December 31, 2007	$24	$24,304	$27,493	$(206)	$680	$52,295
Comprehensive income:						-
Net earnings	-	-	2,643	-	-	2,643
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	(931)	(931)
Total comprehensive income	-	-	2,643	-	(931)	1,712
Dividends paid ($0.36 per share)	-	-	(887)	-	-	(887)
Stock-based compensation	-	57	-	-	-	57
Exercise of stock options, 1,882 shares, including tax benefit of $5,010	-	35	-	-	-	35
Purchase of 134,385 treasury shares	-	-	-	(3,296)	-	(3,296)
Adoption of EITF 06-4	-	-	(335)	-	-	(335)
Balance June 30, 2008	$24	$24,396	$28,914	$(3,502)	$(251)	$49,581

Balance at December 31, 2008	$24	$23,873	$27,819	$(935)	$625	$51,406
Comprehensive income:
Net earnings	-	-	2,021	-	-	2,021
Change in fair value of investment securities available-for-sale for which a portion of an other than temporary impairment has been recorded in net earnings, net of tax	-	-	-	-	246	246
Change in fair value of all other investment securities available-for-sale, net of tax	-	-	-	-	(289)	(289)
Total comprehensive income	-	-	2,021	-	(43)	1,978
Dividends paid ($0.38 per share)	-	-	(901)	-	-	(901)
Stock-based compensation	-	78	-	-	-	78
Purchase of 800 shares treasury shares	-	-	-	(12)	-	(12)
Balance at June 30, 2009	$24	$23,951	$28,939	$(947)	$582	$52,549

 See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2008, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2008, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended June 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.  Subsequent events have been evaluated for potential recognition or disclosure through the time of the filing on August 13, 2009, which represents the date the consolidated financial statements were issued.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  During 2009, the decline in the Company’s stock price coupled with current market conditions in the financial services industry, constituted a triggering event which required an impairment test to be performed.  The Company performed an impairment test as of March 31, 2009 by comparing the fair value of the Company’s single reporting unit to its carrying value.  Fair value was determined using observable market data including the Company’s market capitalization and valuation multiples compared to recent financial industry acquisition multiples to estimate the fair value of the Company’s single reporting unit.  Based on the results of the March 31, 2009 impairment testing which indicated no impairment, along with the Company’s conclusion that no triggering events occurred during the second quarter of 2009, the Company concluded its goodwill was not impaired as of June 30, 2009.

On May 8, 2009, the Company’s subsidiary, Landmark National Bank, assumed approximately $6.4 million in deposits in connection with a branch acquisition.  As part of the transaction, Landmark National Bank agreed to pay a deposit premium of 1.75 percent on the core deposit balance as of 270 days after the close of the transaction.  As of May 8, 2009 the core deposit premium, based on the acquired core deposit balances, was $86,000.  The following is an analysis of changes in the core deposit intangible assets:

	Three months ended June 30,
(Dollars in thousands)	2009		2008
	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,396	$(3,314)	$5,396	$(2,641)
Additions	86	-	-	-
Amortization	-	(153)	-	(177)
Balance at end of period	$5,482	$(3,467)	$5,396	$(2,818)

	Six months ended June 30,
(Dollars in thousands)	2009		2008
	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,396	$(3,159)	$5,396	$(2,462)
Additions	86	-	-	-
Amortization	-	(308)	-	(356)
Balance at end of period	$5,482	$(3,467)	$5,396	$(2,818)

The following is an analysis of changes in the mortgage servicing rights:

	Three months ended June 30,
(Dollars in thousands)	2009		2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$893	$(600)	$771	$(572)
Additions	339	-	19	-
Prepayments/maturities	(21)	21	(19)	19
Amortization	-	(38)	-	(28)
Balance at end of period	$1,211	$(617)	$771	$(581)

	Six months ended June 30,
(Dollars in thousands)	2009		2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$772	$(602)	$770	$(560)
Additions	494	-	33	-
Prepayments/maturities	(55)	55	(32)	32
Amortization	-	(70)	-	(53)
Balance at end of period	$1,211	$(617)	$771	$(581)

The mortgage servicing rights correspond to loans serviced by the Company for unrelated third parties with outstanding principal balances of $120.5 million and $82.0 million at June 30, 2009 and December 31, 2008, respectively.  Gross service fee income related to such loans was $63,000 and $56,000 for the quarters ended June 30, 2009 and 2008, respectively, which is included in fees and service charges in the condensed consolidated statements of earnings.  Gross service fee income for the six months ended June 30, 2009 and 2008 was $114,000 and $113,000, respectively.

Aggregate amortization expense for the quarters ended June 30, 2009 and 2008, was $191,000 and $205,000, respectively and $378,000 and $409,000 for the six months ended June 30, 2009 and 2008, respectively.  The following depicts estimated amortization expense for all intangible assets for the remainder of 2009 and in successive years ending December 31:

Year	Amount (in thousands)
Remainder of 2009	$376
2010	667
2011	567
2012	471
2013	297
Thereafter	231

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$26,652	$626	$(1)	$27,277
Municipal obligations	67,096	1,028	(631)	67,493
Mortgage-backed securities	62,514	1,400	(3)	63,911
Pooled trust preferred securities	1,914	-	(1,595)	319
Common stocks	693	112	(17)	788
Certificates of deposit	10,274	-	-	10,274
Total	$169,143	$3,166	$(2,247)	$170,062

	As of December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$28,566	$950	$(2)	$29,514
Municipal obligations	63,711	1,532	(934)	64,309
Mortgage-backed securities	55,752	934	(104)	56,582
Pooled trust preferred securities	2,488	—	(1,748)	740
Common stocks	693	389	(8)	1,074
Certificates of deposit	10,026	—	—	10,026
Total	$161,236	$3,805	$(2,796)	$162,245

Included in the June 30, 2009 gross unrealized losses above, are noncredit-related losses of $334,000, recorded in accumulated other comprehensive income, related to a $1.0 million par investment in a pool of trust preferred securities, which was determined to be other than temporarily impaired.  The amortized cost of the other than temporarily impaired investment, after recognition of $576,000 of impairment losses, was $424,000 at June 30, 2009.  The fair value of this security was $90,000 at June 30, 2009 compared to $275,000 at December 31, 2008, while the unrealized losses included in accumulated other comprehensive were $334,000 at June 30, 2009 and $725,000 at December 31, 2008.

The summary of available-for-sale investment securities shows that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2009 and December 31, 2008.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

(Dollars in thousands)		As of June 30, 2009
	Number	Less than 12 months		12 months or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	3	$160	$(1)	-	-	$160	$(1)
Municipal obligations	51	16,184	(417)	3,073	(214)	19,257	(631)
Mortgage-backed securities	6	3,840	(3)	69	-	3,909	(3)
Pooled trust preferred securities	3	-	-	319	(1,595)	319	(1,595)
Common stocks	5	75	(17)	-	-	75	(17)
Total	68	$20,259	$(438)	$3,461	$(1,809)	$23,720	$(2,247)

(Dollars in thousands)		As of December 31, 2008
	Number	Less than 12 months		12 months or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	3	$64	$-	$133	$(2)	$197	$(2)
Municipal obligations	56	13,282	(466)	8,542	(468)	21,824	(934)
Mortgage-backed securities	80	12,219	(78)	3,400	(26)	15,619	(104)
Pooled trust preferred securities	3	-	-	740	(1,748)	740	(1,748)
Common stocks	3	13	(2)	18	(6)	31	(8)
Total	145	$25,578	$(546)	$12,834	$(2,250)	$38,412	$(2,796)

The Company’s assessment of other than temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made.  The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  As of January 1, 2009, the Company early adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments,” which changed the accounting for other than temporary impairments of debt securities and separates the impairment into credit-related and other factors.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit related losses.  Based on these factors, along with the Company’s intent to not sell the security and that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily depressed as of June 30, 2009 and December 31, 2008.  The Company’s mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

The Company believes that the decline in the value of certain municipal obligations was primarily related to an overall widening of market spreads for many types of fixed income products during 2008 and 2009, reflecting, among other things, reduced liquidity and the downgrades on the underlying credit default insurance providers.  At June 30, 2009, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell until the recovery of its cost, its municipal obligations in an unrealized loss position.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, management’s intention not to sell and belief that it is more likely than not that the Company will not have to sell such securities prior to recovery of the Company’s amortized cost, and therefore the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of June 30, 2009 and December 31, 2008.

At June 30, 2009, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive according to the guidance issued in FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which the Company early adopted as of January 1, 2009.  The Company used a discounted cash flow model to determine the estimated fair value of its pooled trust preferred securities and to assess if the present value of the cash flows expected to be collected was less than the amortized cost, which would result in an other than temporary impairment.  The assumptions used in preparing the discounted cash flow model include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.  The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.  The Company also reviewed a stress test of these securities to determine the additional estimated deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

At June 30, 2009, the analysis of two of the Company’s three investments in pooled trust preferred securities indicated that the unrealized loss was temporary and that it is more likely than not that the Company would be able to recover the cost basis of these securities.  However, the Company determined that a portion of the unrealized loss on the third investment in a $1.0 million pooled trust preferred security was other than temporary.  The amount of actual and projected deferrals and/or defaults by the financial institutions underlying this pooled trust preferred security, increased significantly since the beginning of 2009, primarily when a large number of deferrals occurred in this pool during April and July of 2009.  The percentage of the pool that was not performing according to the contractual terms of the agreements increased from 9% at December 31, 2008, to 28% at March 31, 2009 and 41% at June 30, 2009.  The increase in nonperforming collateral resulted in an other than temporary impairment of this security.  The Company follows the provisions of FSP No. FAS 115-2 and FAS 124-2 in determining the amount of the other than temporary impairment recorded to earnings.  The Company performed a discounted cash flow analysis, using the factors noted above to determine the amount of the other than temporary impairment that was applicable to either credit losses or other factors.  The amount associated with credit losses, $576,000, was then realized through a charge to earnings for the six months ended June 30, 2009 as an impairment loss, while the $334,000 change in the unrealized loss associated with other factors was recorded in other comprehensive income.

The following table reconciles the changes in the Company’s credit losses recognized in earnings.

	Three months ending	Six months ending
(Dollars in thousands)	June 30, 2009	June 30, 2009
Beginning balance	$327	$-
Additional credit losses:
Securities with no previous other than temporary impairment	-	576
Securities with previous other than temporary impairments	249	-
Ending balance	$576	$576

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

Maturities of investment securities at June 30, 2009 are as follows:

(Dollars in thousands)	Amortized cost	Estimated fair value
Due in less than one year	$27,749	$26,262
Due after one year but within five years	25,349	25,984
Due after five years	52,837	53,115
Mortgage-backed securities and common stock	63,208	64,700
Total	$169,143	$170,062

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock at June 30, 2009 and December 31, 2008 was $6.2 million and $7.3 million, respectively, and the carrying value of the FRB stock at June 30, 2009 and December 31, 2008 was $1.7 million.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there are no available observable market values, these securities are carried at cost.  Redemption of these investments is at the option of the FHLB or FRB.  We have assessed the ultimate recoverability of these stocks and believe that no impairment has occurred.

4.	Loans

Loans consisted of the following:

(Dollars in thousands)	June 30, 2009	Percent of total	December 31, 2008	Percent of total
Real estate loans:
One-to-four family residential	$104,342	29.0%	$112,815	30.5%
Commercial	127,824	35.6%	126,977	34.4%
Construction	12,709	3.5%	19,618	5.3%
Commercial loans	107,140	29.8%	101,976	27.6%
Consumer loans	7,545	2.1%	7,937	2.2%
Total	359,560	100.0%	369,323	100.0%

Less: Deferred loan fees/costs and loans in process	(571)		(320)
Less: Allowance for loan losses	4,827		3,871
Loans, net	$355,306		$365,772

A summary of the activity in the allowance for loan losses is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Beginning balance	$4,307	$3,288	$3,871	$4,172
Provision for loan losses	800	300	1,100	900
Charge-offs	(298)	(277)	(380)	(1,780)
Recoveries	18	15	236	34
Ending balance	$4,827	$3,326	$4,827	$3,326

During the six months ended June 30, 2009 we had a net loan charge-off of $144,000 compared to $1.7 million of net loan charge-offs for the comparable period of 2008.

A summary of the non-accrual loans is as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Real estate loans:
One-to-four family residential	$742	$1,358
Commercial	1,867	2,041
Construction	5,254	759
Commercial loans	5,679	1,537
Consumer loans	26	53
Total non-accrual loans	$13,568	$5,748

A summary of the nonperforming assets is as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Total non-accrual loans	$13,568	$5,748
Accruing loans over 90 days past due	-	-
Other real estate owned	1,916	1,934
Total nonperforming assets	$15,484	$7,682

Total nonperforming loans to total loans, net	3.8%	1.6%
Total nonperforming assets to total assets	2.5%	1.3%
Allowance for loan losses to gross loans outstanding	1.3%	1.0%
Allowance for loan losses to total nonperforming loans	35.6%	67.3%

Loans past due more than a month totaled $15.6 million at June 30, 2009, compared to $9.4 million at December 31, 2008.  At June 30, 2009, $13.6 million in loans were on non-accrual status, or 3.8% of net loans, compared to a balance of $5.7 million in loans on non-accrual status, or 1.6% of net loans, at December 31, 2008.  Non-accrual loans consist primarily of loans greater than ninety days past due and which are also included in the past due loan balances.  There were no loans 90 days delinquent and still accruing interest at June 30, 2009 or December 31, 2008.  The increase in non-accrual and past due loans was primarily driven by a $4.2 million construction loan relationship and a $3.7 million commercial agriculture loan that were classified as non-accrual and past due during the first six months of 2009.

A summary of the impaired loans is as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Impaired loans for which an allowance has been provided	$10,999	$1,867
Impaired loans for which no allowance has been provided	2,709	5,192
Total impaired loans	13,708	7,059
Allowance related to impaired loans	$2,215	$705

Our impaired loans increased primarily because of the same two loans impacting the non-accrual and past due loan balances.  Our analysis of the two nonperforming loans mentioned above concluded that the potential exists that the updated collateral values or sources of repayment may not be sufficient to fully cover the outstanding loan balances at June 30, 2009.

5.	Fair Value Measurements

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

  The following table represents the Company’s investment securities that are measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 allocated to the appropriate fair value hierarchy:

		As of June 30, 2009
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$170,062	$728	$169,015	$319
Liabilities:
Derivative financial instruments	34	-	-	34

		As of December 31, 2008
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$162,245	$1,014	$160,490	$740
Derivative financial instruments	18	-	-	18

The following table reconciles the changes in the Company’s Level 3 instruments during the first six months of 2009.

		Derivative
	Available-for	financial
(Dollars in thousands)	sale-securities	instruments
Level 3 fair value at December 31, 2008	$740	$18
Transfers into Level 3	-
Total gains (losses)
Included in earnings	(576)	(52)
Included in other comprehensive income	(155)	-
Level 3 asset (liability) fair value at June 30, 2009	$319	$(34)

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered other than temporary impairments.  Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down of that security’s cost basis.  During the first six months of 2009 the Company recorded a $576,000 impairment loss on one of its pooled trust preferred securities.

The Company’s derivative financial instruments consist solely of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale and are not designated as hedging instruments.  The fair values of these derivatives are based on quoted prices for similar loans in the secondary market.  The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan.  These instruments are classified as Level 3 based on the unobservable nature of these assumptions.  The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sale of loans in the consolidated statements of earnings.

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

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are generally reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $13.7 million, before an allocated allowance of $2.2 million at June 30, 2009, compared to a carrying value of $7.1 million and allocated allowance of $705,000 at December 31, 2008.

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

Other real estate owned include assets acquired through, or in lieu of, foreclosure are initially recorded at the date of foreclosure at fair value of collateral less estimates selling costs.  Subsequent to foreclosure, valuations are updated periodically and are based upon appraisals, third party price opinions or internal pricing models and are classified as Level 3.   During the first six months of 2009 the Company recorded an impairment charge of $100,000 on a single property with a fair value of $170,000.

The following table represents the Company’s assets that are measured at fair value on a nonrecurring basis at June 30, 2009 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		Fair value hierarchy			Total gains
Assets:	Total	Level 1	Level 2	Level 3	(losses)
Other investment securities	$7,909	$-	$-	$7,909	$-
Impaired loans	11,492	-	-	11,492	(1,510)
Loans held for sale	7,603	-	7,603	-	-
Other real estate owned	1,916	-	-	1,916	(100)

6.	Fair Value of Financial Instruments

Fair value estimates of the Company’s financial instruments as of June 30, 2009 and December 31, 2008, including methods and assumptions utilized, are set forth below:

	As of June 30, 2009		As of December 31, 2008
	(Dollars in thousands)
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Cash and cash equivalents	$18,853	$18,853	$13,788	$13,788
Investment securities	177,971	177,971	171,297	171,297
Loans, net of unearned fees and allowance for loan losses	355,306	357,163	365,772	368,558
Loans held for sale	7,544	7,603	1,487	1,749
Mortgage servicing rights	594	1,432	170	1,008
Non-interest bearing demand deposits	57,290	57,290	49,823	49,823
Money market and NOW deposits	154,635	154,635	150,116	150,116
Savings deposits	28,926	28,926	26,203	26,203
Time deposits	220,727	222,394	213,404	214,859
Total deposits	461,578	463,245	439,546	441,001
FHLB borrowings	61,117	63,745	77,319	81,986
Other borrowings	$28,855	$21,285	$27,047	$23,298

Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents, repurchase agreements, federal funds sold, and accrued interest receivable and payable are considered to approximate fair value.

A detailed description of the estimated fair value of investment securities, mortgage serving rights and loans held-for-sale is available in Note 5.

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

The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, money market accounts, and NOW accounts, is equal to the amount payable on demand.  The fair value of interest bearing time deposits is based on the discounted value of contractual cash flows of such deposits.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

7.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share includes the effect of all potential common shares outstanding during each period.  Earnings and dividends per share for prior periods have been adjusted to give effect to the 5% stock dividend paid by the Company in December 2008.

The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net earnings available to common stockholders	$1,012	$1,576	$2,021	$2,643

Weighted average common shares outstanding – basic	2,371,450	2,382,302	2,371,706	2,426,580
Dilutive stock options	4,790	8,926	4,942	10,113
Weighted average common shares – diluted	2,376,240	2,391,228	2,376,648	2,436,693

Net earnings per share:
Basic	$0.43	$0.66	$0.85	$1.09
Diluted	$0.43	$0.66	$0.85	$1.08

8.	Comprehensive Income

The Company’s other comprehensive income (loss) consists of the unrealized holding gains and losses on available for sale securities as shown below.

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net earnings	$1,012	$1,576	$2,021	$2,643
Unrealized holding losses on available for sale securities for which a portion of an other than temporary impairment has been recorded in earnings	(60)	-	(185)	-
Unrealized holding losses on all other available for sale securities	33	(3,359)	(480)	(1,005)
Reclassification adjustment for losses (gains) included in earnings	249	(497)	576	(497)
Net unrealized gains (losses)	222	(3,856)	(89)	(1,502)
Income tax expense (benefit)	85	(1,465)	(46)	(571)
Total comprehensive income (loss)	$1,149	$(815)	$1,978	$1,712

9.	Acquisition

The Company completed the acquisition, by its wholly-owned subsidiary, Landmark National Bank, of a branch located at 4621 W. 6th Street, in Lawrence, Kansas from CornerBank, N.A. effective May 8, 2009.  Pursuant to the agreement, Landmark National Bank purchased approximately $4.0 million in loans, assumed approximately $6.4 million in deposits and acquired approximately $2.6 million in related branch premises and equipment.  The transaction expands Landmark National Bank’s banking presence in Lawrence, Kansas and gives the bank a second location in the community.

10.	Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.”  The statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement No. 141 and contains improvements to the application of this method.  The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Costs incurred to effect the acquisition are to be recognized separately from the acquisition.  Assets and liabilities arising from contingent considerations must be measured at fair value as of the acquisition date.  The statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired.  The Company adopted this statement on January 1, 2009.

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

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments.”  This position amends guidance for recognizing and reporting other than temporary impairments of debt securities and improves the presentation of other than temporary impairments in financial statements for both debt and equity securities.  The position requires entities to separate an other than temporary impairment of a debt security into credit related losses and other factors when management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of other than temporary impairment related credit losses is recognized in earnings while the amount related to other factors is recorded in other comprehensive income.  The Company adopted this position effective January 1, 2009 and applied the guidance to its other than temporary impairment analysis during the first and second quarter of 2009, including the pooled trust preferred investment security which resulted in the recognition of a credit related impairment of $576,000 in earnings while the noncredit-related loss of $334,000 is recognized in accumulated other comprehensive income.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The position expands disclosures on the fair value of financial instruments to include interim reporting periods, in addition to annual disclosures.  The Company adopted this position on April 1, 2009 and has included the required disclosures in the attached footnotes.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In particular this statement sets forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize subsequent events or transactions and the disclosures required.  The Company adopted this statement for the quarter ended June 30, 2009 and has concluded there were no material subsequent events through August 13, 2009, the date that financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  This statement clarifies and improves the reporting requirements of FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The statement also eliminates the concept of qualifying special purpose entities for accounting purposes.  For calendar year companies, this statement is effective for annual periods ending on December 31, 2009 and for all interim and annual periods thereafter.  The Company does not expect that the adoption of this statement will have a material effect on consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This statement improves the financial reporting of variable interest entities and provides clarification as a result of the elimination of qualifying special purpose entities in FASB No. 166.  For calendar year companies, this statement is effective for annual periods ending on December 31, 2009 and for all interim and annual periods thereafter.  The Company does not expect that the adoption of this statement will have a material effect on consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB No. 162.”  This statement establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting rules (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  While net interest income was stable for the second quarter of 2009, results were affected by certain non-interest related items.  Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities.  Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expenses and provision for loan losses.

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

Summary of Results.  During the second quarter of 2009, our net earnings declined by $564,000 to $1.0 million as compared to net earnings of $1.6 million in the same period of 2008.  During 2009 we identified a $1.0 million par investment in a pooled trust preferred security as other than temporarily impaired.  The net credit-related impairment charge related to this security was approximately $249,000 for the second quarter of 2009.  Also contributing to the decrease in earnings was an increase in our provision for loan losses of $500,000 for the second quarter of 2009 as compared to 2008 based on our analysis of our loan portfolio, which included the increased level of non-accrual loans as well as the effects of the current economic environment on our loan portfolio.  Also during the second quarter of 2009 our FDIC insurance premiums increased by $435,000 as the result of a $277,000 special assessment, higher assessment rates and the depletion of our FDIC credits.  Partially offsetting the increased expenses was an increase in non-interest income, which was primarily attributable to an $805,000 increase in gains on sale of loans, driven by higher origination volumes of residential real estate loans that were sold in the secondary market.  Results for the second quarter of 2008 included $497,000 of gains on sales of investment securities.

During the first six months of 2009, our net earnings declined by $622,000 to $2.0 million as compared to net earnings of $2.6 million in the same period of 2008.  During the first six months of 2009 we identified a $1.0 million par investment in a pooled trust preferred security as other than temporarily impaired.  The net credit-related impairment related charge to this security was approximately $576,000 for the six months ended June 30, 2009.  Our provision for loan losses increased by $200,000 for the first six months of 2009 as compared to 2008 based on our analysis of our loan portfolio, which included the increased level of non-accrual loans as well as the effects of the current economic environment on our loan portfolio.  Also during the first six months of 2009 our FDIC insurance premiums increased by $454,000 as the result of a $277,000 special assessment, higher assessment rates and the depletion of our FDIC credits.  Partially offsetting the increased expenses was an increase in non-interest income, which was primarily attributable to a $1.2 million increase in gains on sale of loans driven by higher origination volumes of residential real estate loans that were sold in the secondary market.  Results for the first six months of 2008 included a $246,000 gain from the prepayment of a FHLB advance, which represented the remaining unamortized fair value adjustment recorded in purchase accounting and $497,000 of gains on sales of investment securities.

Our net interest margin increased from 3.47% for the second quarter of 2008 to 3.58% for the second quarter of 2009.  For the six months ended June 30, 2008 and 2009, our net interest margin increased from 3.48% to 3.52%, respectively.  For each period, we were able to reduce our cost of deposits enough to offset the lower yields earned on loans and investment securities in markets that experienced a dramatic decline in benchmark interest rates that began in late 2007 and continued throughout 2008 and 2009.  The lower cost of funding allowed us to maintain our net interest margin in markets that had considerable competitive pricing pressures.  While the competitive pricing pressures have eased recently, they could return during 2009 which may make maintaining or increasing our net interest margin difficult.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net earnings:
Net earnings	$1,012	$1,576	$2,021	$2,643
Basic earnings per share	$0.43	$0.66	$0.85	$1.09
Diluted earnings per share	$0.43	$0.66	$0.85	$1.08
Earnings ratios:
Return on average assets (1)	0.67%	1.03%	0.67%	0.87%
Return on average equity (1)	7.81%	12.51%	7.81%	10.38%
Dividend payout ratio	44.19%	27.54%	44.71%	33.33%
Net interest margin (1) (2)	3.58%	3.47%	3.52%	3.48%

(1)	The ratio has been annualized and is not necessarily indicative of the results for the entire year.
(2)	Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the quarter ended June 30, 2009, decreased $1.1 million, or 13.2%, to $6.9 million from $8.0 million in the same period of 2008.  Interest income on loans decreased $934,000, or 15.1%, to $5.2 million for the quarter ended June 30, 2009 due primarily to decreases in the yields earned on our loans as rates declined during 2008 and as a result of decreased outstanding loan balances.  Our tax equivalent yields earned on loans declined from 6.57% to 5.83% during the second quarter of 2008 to 2009.  Average loans outstanding for the quarter ended June 30, 2009 decreased to $362.4 million from $379.2 million for 2008.  Interest income on investment securities decreased $123,000, or 6.7%, to $1.7 million for the second quarter of 2009, as compared to 2008.  Average investment securities outstanding increased from $173.6 million for the quarter ended June 30, 2008, to $185.1 million for 2009.  Offsetting the increase in average investments outstanding for the comparable period were lower yields earned on the investments, which declined from 4.83% during the second quarter of 2008 to 4.31% during the second quarter of 2009.  The increased levels of investments were the result of the increased liquidity primarily from lower outstanding loan balances.

Interest income for the six months ended June 30, 2009, decreased $2.6 million, or 16.0%, to $13.8 million from $16.5 million in the same period of 2008.  Interest income on loans decreased $2.4 million, or 18.8%, to $10.4 million for the six months ended June 30, 2009 due primarily to decreases in the yields earned on our loans as rates declined during 2008 and as a result of decreased outstanding loan balances.  Our tax equivalent yields earned on loans declined from 6.81% to 5.78% during the first six months of 2008 to 2009.  Average loans outstanding for the six months ended June 30, 2009 decreased to $365.4 million from $380.3 million for 2008.  Interest income on investment securities decreased $231,000, or 6.3%, to $3.4 million for the first six months of 2009, as compared to 2008.  Average investment securities outstanding increased from $170.2 million for the six months ended June 30, 2008, to $183.6 million for 2009.  Offsetting the increase in average investments outstanding for the comparable period were lower yields earned on the investments, which declined from 4.95% during the first six months of 2008 to 4.39% during the first six months of 2009.  The higher levels of investments was the result of the increased liquidity from lower outstanding loan balances.

Interest Expense.  Interest expense during the quarter ended June 30, 2009 decreased $1.1 million, or 32.5%, as compared to the same period of 2008.  For the second quarter of 2009 interest expense on interest-bearing deposits decreased $1.1 million, or 40.4% as a result of lower rates on deposit balances, primarily lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts due to the decline in interest rates experienced during 2008 and the first six months of 2009.  Our total cost of deposits declined from 2.64% during the first quarter of 2008 to 1.56% during the same period of 2009.  For the second quarter of 2009 interest expense on borrowings decreased $86,000, or 9.6%, due primarily to outstanding balances on our borrowings.  Our cost of borrowing increased from 3.51% in the second quarter of 2008 to 3.53% in the same period of 2009.

Interest expense during the six months ended June 30, 2009 decreased $2.7 million, or 35.2%, as compared to the same period of 2008.  For the first six months of 2009 interest expense on interest-bearing deposits decreased $2.5 million, or 44.3%, as a result of lower rates on deposit balances, primarily lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts due to the decline in interest rates experienced during 2008.  Our total cost of deposits declined from 2.89% during the first six months of 2008 to 1.61% during the same period of 2009.  For the first six months of 2009 interest expense on borrowings decreased $118,000, or 6.5%, due primarily to lower outstanding borrowings and lower rates on our borrowings.  Our cost of borrowing declined from 3.61% in the first six months of 2008 to 3.55% in the same period of 2009.

Net Interest Income.  Net interest income for the quarter ended June 30, 2009 totaled $4.6 million, increasing $87,000, or 1.9%, as compared to the quarter ended June 30, 2008.  Our net interest margin, on a tax equivalent basis, increased from 3.47% during the second quarter of 2008 to 3.58% during the second quarter of 2009.

Net interest income for the six months ended June 30, 2009 totaled $9.0 million, increasing $17,000, or 0.2%, as compared to the six months ended June 30, 2008.  Our net interest margin, on a tax equivalent basis, increased from 3.48% for the six months ending June 30, 2008 to 3.52% for the same period in 2009.

See the Rate\Volume Table at the end of Item 2 Management’s Discussion and Analysis of Financial Condition for additional details on asset yields, liability rates and net interest margin.

Provision for Loan Losses.  We maintain, and our Board of Directors monitors, an allowance for losses on loans.  The allowance is established based upon management's periodic evaluation of known and inherent risks in the loan portfolio, review of significant individual loans and collateral, review of delinquent loans, past loss experience, adverse situations that may affect the borrowers’ ability to repay, current and expected market conditions, and other factors management deems important.  Determining the appropriate level of reserves involves a high degree of management judgment and is based upon historical and projected losses in the loan portfolio and the collateral value of specifically identified problem loans.  Additionally, allowance strategies and policies are subject to periodic review and revision in response to a number of factors, including current market conditions, actual loss experience and management's expectations.

The provision for loan losses for the quarter ended June 30, 2009 was $800,000, compared to a provision of $300,000 during the same period of 2008.  For the six months ended June 30, 2009 our provision for loan losses was $1.1 million as compared to $900,000 for the same period of 2008.  The provision remains elevated compared to historical levels prior to 2008, due to the difficult conditions that continue to exist in the economy as well as increased levels of nonperforming loans in our portfolio.  The higher provision for loan losses is based upon our analysis of our loan portfolio as well as the effects of the distressed market conditions on the loan portfolio.  The increased levels of loan loss provision will likely continue in the current economic environment, particularly given the continued uncertainty regarding the length and severity of the recession we are experiencing.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income increased $875,000, or 49.7%, for the quarter ended June 30, 2009, to $4.5 million, as compared to the six months ended June 30, 2008.  The increase was primarily attributable to an increase of $805,000 in gains on sale of loans.  The increased gains on sales of loans were driven by higher origination volumes of residential real estate loans that were sold in the secondary market.

Non-interest income increased $961,000, or 26.9%, for the six months ended June 30, 2009, to $4.5 million, as compared to the six months ended June 30, 2008.  The increase was primarily attributable to an increase of $1.2 million in gains on sale of loans.  The increased gains on sales of loans were driven by higher origination volumes of residential real estate loans that were sold in the secondary market.  Partially offsetting the increased gains on sales of loans, was a $246,000 gain that was recognized in the first quarter of 2008 from the prepayment of a FHLB advance, which represented the remaining unamortized fair value adjustment required by purchase accounting.

Investment Securities Gains (Losses).  During the second quarter of 2009 we identified a $1.0 million par investment in a pooled trust preferred security as other than temporarily impaired.  The same investment was also identified as other than temporarily impaired during the first quarter of 2009, but experienced increased levels of deferrals and defaults during the second quarter of 2009 which exceeded our expectations resulting in an additional net credit-related impairment loss on this security of $249,000 in the second quarter of 2009.  During the first six months of 2009 the net credit-related impairment loss totaled $576,000 on the $1.0 million par investment in the pooled trust preferred security identified as other than temporarily impaired.  In the second quarter of 2008 we recorded $497,000 of gains on sales of investment securities.

Non-interest Expense.  Non-interest expense increased $682,000, or 16.0%, to $4.9 million for the quarter ended June 30, 2009, as compared to the same period of 2008.  The increase was primarily driven by increases of $435,000 in FDIC insurance premiums, $106,000 in compensation and benefits, and $71,000 in professional fees.  The increase in FDIC insurance premiums was the result of a $277,000 special assessment, which affected all FDIC insured institutions, as well as higher assessment rates and the depletion of our FDIC assessment credits.  The increase in compensation and benefits was driven by higher salary costs and the addition of employees resulting from the acquisition of a branch in Lawrence, Kansas.  The increases in professional fees are due primarily to the legal costs associated with our branch acquisition.

Non-interest expense increased $848,000, or 9.9%, to $9.4 million for the six months ended June 30, 2009, as compared to the same period of 2008.  The increase was primarily driven by increases of $454,000 in FDIC insurance premiums, $154,000 in compensation and benefits, $131,000 in professional fees and $129,000 in foreclosure and other real estate expenses.  The increase in FDIC insurance premiums was the result of a $277,000 special assessment, which affected all FDIC insured institutions, as well as higher assessment rates and the depletion of our FDIC assessment credits.  The increase in compensation and benefits was driven by higher salary costs and the addition of employees resulting from the acquisition of a branch in Lawrence, Kansas.  The increases in professional fees are primarily associated with our branch acquisition.  The increase in foreclosure and other real estate expenses, which is included in other non-interest expenses, was the result of increased foreclosure activity and other real estate balances.

 Income Tax Expense.  Income tax expense decreased $402,000, or 67.8%, from $594,000 for the quarter ended June 30, 2008, to $192,000 for the quarter ended June 30, 2009.  The effective tax rate for the second quarter of 2009 was 15.9% compared to 27.4% during the second quarter of 2008.  The decline in the effective tax rate was primarily driven by lower taxable income as a percentage of earnings before income taxes, while tax exempt income remained relatively constant between the periods.

Income tax expense decreased $522,000, or 57.1%, from $914,000 for the six months ended June 30, 2008, to $393,000 for the six months ended June 30, 2009.  The effective tax rate for the first six months of 2009 was 16.3% compared to 25.7% during the first six months of 2008.  The decline in the effective tax rate was primarily driven by lower taxable income as a percentage of earnings before income taxes, while tax exempt income remained relatively constant between the periods.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial, commercial real estate, mortgage and consumer loans and the purchase of investment securities.  Total assets increased to $613.1 million at June 30, 2009, compared to $602.2 million at December 31, 2008.  Net loans, excluding loans held for sale, decreased to $355.3 million at June 30, 2009 from $365.8 million at December 31, 2008.  The reduction in our total loans is primarily the result of reducing our exposure to construction loans in response to the current issues affecting real estate markets in addition to our normal one-to-four family residential loan runoff.

The allowance for losses on loans is established through a provision for losses on loans based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.  During 2009, in response to our assessment that the economic climate continues to show signs of weakness and the increase in our non-performing assets, we have increased our provision for loan losses.  As a result our allowance for loan losses has increased to $4.8 million at June 30, 2009.  We feel that higher levels of provisions for loan losses are justified based upon our analysis of our loan portfolio as well as the effects of the depressed market conditions on our loan portfolio.  We feel the external risks within the environment which we operate remain present today and will need to be continuously monitored.  We have identified the stresses in our loan portfolio and are working to reduce the risks of certain loan exposures, including significantly reducing our exposure to construction and land development loans.  Although we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.

Loans past due more than a month totaled $15.6 million at June 30, 2009, compared to $9.4 million at December 31, 2008.    At June 30, 2009, $13.6 million in loans were on non-accrual status, or 3.8% of net loans, compared to a balance of $5.7 million in loans on non-accrual status, or 1.6% of net loans, at December 31, 2008.  Non-accrual loans consist primarily of loans greater than ninety days past due and which are also included in the past due loan balances.  There were no loans 90 days delinquent and still accruing interest at June 30, 2009 or December 31, 2008.  The increase in non-accrual and past due loans was primarily driven by a $4.2 million construction loan relationship and a $3.7 million commercial agriculture loan that were classified as non-accrual and past due during the first six months of 2009.  Our impaired loans increased primarily because of the same two loans that impacted non-accrual and past due loan balances.  Our analysis of the two nonperforming loans mentioned above concluded that the potential exists that the updated collateral values or sources of repayment may not be sufficient to fully cover the outstanding loan balances.  As part of the Company’s credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on its commercial real estate and construction relationships.  During the six months ended June 30, 2009 we had a net loan charge-off of $144,000 compared to $1.7 million of net loan charge-offs for the comparable period of 2008.  The net loan charge-off improved as the result of a $200,000 deficiency settlement on previously charged-off construction loans which were foreclosed on during 2009 and lower total charge-offs during the first six months of 2009 as compared to 2008.

Liability Distribution.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the financial services industry.  Total deposits increased $22.1 million to $461.6 million at June 30, 2009, from $439.5 million at December 31, 2008.  The increase was related to seasonal fluctuations, increased retail deposits, and the $6.4 million of deposits assumed with our branch purchase.  Total borrowings decreased $14.4 million to $90.0 million at June 30, 2009, from $104.4 million at December 31, 2008.  The decline was primarily from repaying a $10.0 million FHLB advance and the outstanding borrowings on our FHLB line of credit.

Certificates of deposit at June 30, 2009, which were scheduled to mature in one year or less, totaled $160.4 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $196.8 million at June 30, 2009 and $185.1 million at December 31, 2008.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. federal agency obligations, high-grade municipal securities or FDIC insured certificates of deposits with other financial institutions.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of securities.  At June 30, 2009, we had outstanding FHLB advances of $61.1 million and no borrowings against our line of credit with the FHLB.  At June 30, 2009, our total borrowing capacity with the FHLB was $114.8 million.  At June 30, 2009, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $15.9 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $67.7 million at June 30, 2009, which had no borrowings against at that time.  We had other borrowings of $28.8 million at June 30, 2009, which included $16.5 million of subordinated debentures and $6.9 million in repurchase agreements.  Additionally, we have a $9.0 million line of credit from an unrelated financial institution maturing on November 19, 2009 with an interest rate that adjusts daily based on the prime rate less 0.25%.  This line of credit has covenants specific to capital and other ratios, which the Company was in compliance with at June 30, 2009.  The outstanding balance on the line of credit at June 30, 2009 was $5.4 million, which was also included in other borrowings.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the bank is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans originated by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customer, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.9 million at June 30, 2009.

At June 30, 2009, we had outstanding loan commitments, excluding standby letters of credit, of $47.4 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At June 30, 2009, we continued to remain well capitalized, with a leverage ratio of 9.05% and a total risk based capital ratio of 14.39%.  As shown by the following table, our capital exceeded the minimum capital requirements at June 30, 2009:

(dollars in thousands)	Actual		For capital adequacy purposes		To be well- capitalized
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$53,746	9.05%	$23,768	4.0%	$29,710	5.0%
Tier 1 Capital	$53,746	13.20%	$16,290	4.0%	$24,435	6.0%
Total Risk Based Capital	$58,614	14.39%	$32,580	8.0%	$40,725	10.0%

At June 30, 2009, Landmark National Bank continued to remain well capitalized, with a leverage ratio of 9.75% and a total risk based capital ratio of 15.43%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at June 30, 2009:

(dollars in thousands)	Actual		For capital adequacy purposes		To be well- capitalized
Landmark National Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$57,762	9.75%	$23,704	4.0%	$29,629	5.0%
Tier 1 Capital	$57,762	14.24%	$16,227	4.0%	$24,341	6.0%
Total Risk Based Capital	$62,588	15.43%	$32,455	8.0%	$40,569	10.0%

Average Assets/Liabilities.  The following tables set forth information relating to average balances of interest-earning assets and liabilities for the three months ended June 30, 2009 and 2008.  The following tables reflect the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	June 30, 2009			June 30, 2008
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$185,131	$1,987	4.31%	$173,575	$2,086	4.83%
Loans (2)	362,436	5,265	5.83%	379,177	6,196	6.57%

Total interest-earning assets	547,567	7,252	5.31%	552,752	8,283	6.03%
Non-interest-earning assets	60,853			60,074

Total	$608,420			$612,826

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$218,519	$1,379	2.53%	$224,242	$2,144	3.85%
Money market and NOW accounts	153,511	159	0.42%	147,269	451	1.23%
Savings accounts	29,252	20	0.27%	27,344	20	0.29%
FHLB advances and other borrowings	92,277	811	3.53%	102,762	897	3.51%

Total interest-bearing liabilities	493,559	2,369	1.93%	501,617	3,512	2.82%
Non-interest-bearing liabilities	62,336			60,557
Stockholders' equity	52,525			50,652
Total	$608,420			$612,826

Interest rate spread (3)			3.38%			3.21%
Net interest margin (4)		4,883	3.58%		4,770	3.47%
Tax equivalent interest – imputed		324	0.24%		297	0.22%
Net interest income		$4,559	3.34%		$4,473	3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities		110.9%			110.2%

(1)
Income on investment securities includes all securities, including interest bearing deposits in other financial institutions.  Income on tax exempt securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2009			June 30, 2008
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$183,585	$4,001	4.39%	$170,184	$4,187	4.95%
Loans (2)	365,410	10,471	5.78%	380,312	12,873	6.81%

Total interest-earning assets	548,995	14,472	5.32%	550,496	17,060	6.23%
Non-interest-earning assets	60,417			59,999

Total	$609,412			$610,495

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$217,617	$2,815	2.61%	$227,188	$4,620	4.09%
Money market and NOW accounts	154,937	342	0.45%	145,291	1,077	1.49%
Savings accounts	28,381	40	0.28%	26,732	40	0.30%
FHLB advances and other borrowings	95,908	1,690	3.55%	100,768	1,808	3.61%

Total interest-bearing liabilities	496,843	4,887	1.98%	499,979	7,545	3.03%
Non-interest-bearing liabilities	60,391			59,301
Stockholders' equity	52,178			51,215
Total	$609,412			$610,495

Interest rate spread (3)			3.34%			3.20%
Net interest margin (4)		9,585	3.52%		9,515	3.48%
Tax equivalent interest – imputed		634	0.23%		581	0.21%
Net interest income		$8,951	3.29%		$8,934	3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities		110.5%			110.1%

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

Rate/Volume Table.  The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for the quarter and six months ended June 30, 2009 as compared the quarter and six months ended June 30, 2008.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended June 30, 2009 compared with the same period of 2008			Six months ended June 30, 2009 compared with the same period in 2008
	Increase/(Decrease) Attributable to			Increase/(Decrease) Attributable to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Investment securities	$107	$(207)	$(100)	$249	$(435)	$(186)
Loans	(248)	(682)	(930)	(447)	(1,955)	(2,402)
Total	(141)	(889)	(1,030)	(199)	(2,389)	(2,588)
Interest expense:
Deposits	9	(1,066)	(1,057)	14	(2,554)	(2,540)
Borrowings	(91)	5	(86)	(88)	(30)	(118)
Total	(81)	(1,062)	(1,143)	(75)	(2,583)	(2,658)
Net interest income	$(60)	$173	$113	$(124)	$194	$70

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2009, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$1,332	6.7%
100 basis point rising	$702	3.5%
100 basis point falling	$(144)	(0.7)%

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2009.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.          RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2008 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company and its affiliated purchases during the quarter ended June 30, 2009, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may yet be purchased under the plan (1)
April 1-30, 2009	-	$-	-	108,806
May 1-31, 2009	-	-	-	108,806
June 1-30, 2009	-	-	-	108,806
Total	-	$-	-	108,806

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 20, 2009, the annual meeting of Landmark Bancorp, Inc. stockholders was held.  There were 2,371,450 shares of common stock eligible to vote at the annual meeting.  The voting on each item at the annual meeting was as follows:

1.  Election of three Class I directors with terms expiring in 2012:

	For	Withheld	Abstain	Broker Non-Votes
Richard A. Ball	2,069,918	16,436	-	-
Susan E. Roepke	2,065,727	20,627	-	-
C. Duane Ross	2,065,538	20,816	-	-

2.  Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009:

	For	Against	Abstain	Broker Non-Votes
KPMG LLP	2,055,106	20,157	11,091	-

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 13, 2009	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: August 13, 2009	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer