Form 10-Q
period 2009-09-30
LANDMARK BANCORP INC
filed 2009-11-12
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: as of November 10, 2009, the Registrant had outstanding 2,371,450 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents

		Page Number
PART I

Item 1.	Financial Statements and Related Notes	2 - 18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19 – 28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28 - 29
Item 4.	Controls and Procedures	29

PART II

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

Form 10-Q Signature Page		31

ITEM 1.  FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$20,681	$13,788
Investment securities:
Available for sale, at fair value	170,596	162,245
Other securities	7,950	9,052
Loans, net	348,752	365,772
Loans held for sale	3,974	1,487
Premises and equipment, net	16,490	13,956
Goodwill	12,894	12,894
Other intangible assets, net	2,590	2,407
Bank owned life insurance	12,368	11,996
Accrued interest and other assets	7,626	8,617
Total assets	$603,921	$602,214

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$48,939	$49,823
Money market and NOW	158,633	150,116
Savings	28,377	26,203
Time, $100,000 and greater	61,441	49,965
Time, other	153,452	163,439
Total deposits	450,842	439,546

Federal Home Loan Bank borrowings	61,060	77,319
Other borrowings	29,664	27,047
Accrued expenses, taxes and other liabilities	7,933	6,896
Total liabilities	549,499	550,808

Stockholders' equity:
Preferred stock, $0.01 par, 200,000 shares authorized, none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized, 2,411,412 shares issued, at September 30, 2009 and December 31, 2008	24	24
Additional paid-in capital	23,991	23,873
Retained earnings	28,601	27,819
Treasury stock, at cost; 39,962 and 39,162 shares at September 30, 2009 and December 31, 2008, respectively	(947)	(935)
Accumulated other comprehensive income	2,753	625
Total stockholders' equity	54,422	51,406

Total liabilities and stockholders' equity	$603,921	$602,214

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(Dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income:
Loans:
Taxable	$5,062	$5,900	$15,365	$18,626
Tax-exempt	55	52	168	152
Investment securities:
Taxable	1,045	1,213	3,230	3,634
Tax-exempt	637	596	1,867	1,791
Other	3	2	10	39
Total interest income	6,802	7,763	20,640	24,242

Interest expense:
Deposits	1,401	2,259	4,598	7,996
Borrowed funds	793	984	2,483	2,792
Total interest expense	2,194	3,243	7,081	10,788
Net interest income	4,608	4,520	13,559	13,454
Provision for loan losses	1,900	500	3,000	1,400
Net interest income after provision for loan losses	2,708	4,020	10,559	12,054

Non-interest income:
Fees and service charges	1,191	1,093	3,289	3,174
Gains on sale of loans	722	398	2,629	1,137
Gain on prepayment of FHLB borrowings	-	-	-	246
Bank owned life insurance	126	120	373	354
Other	71	130	358	408
Total non-interest income	2,110	1,741	6,649	5,319

Investment securities gains (losses), net:
Impairment losses on investment securities	(885)	-	(1,795)	-
Less noncredit-related losses	752	-	1,086	-
Net impairment losses	(133)	-	(709)	-
Gains on sales of investment securities	-	-	-	497
Investment securities gains (losses), net	(133)	-	(709)	497

Non-interest expense:
Compensation and benefits	2,360	2,214	6,739	6,439
Occupancy and equipment	716	687	2,030	2,121
Federal deposit insurance premiums	176	32	656	58
Data processing	189	183	583	586
Amortization of intangibles	196	196	574	605
Professional fees	190	109	554	342
Advertising	121	88	361	265
Other	878	802	2,729	2,447
Total non-interest expense	4,826	4,311	14,226	12,863
Earnings (losses) before income taxes	(141)	1,450	2,273	5,007
Income tax (benefit) expense	(254)	300	139	1,214
Net earnings	$113	$1,150	$2,134	$3,793

Earnings per share:
Basic	$0.05	$0.48	$0.90	$1.57
Diluted	$0.05	$0.48	$0.90	$1.57
Dividends per share	$0.19	$0.18	$0.57	$0.54

See accompanying notes to condensed consolidated financial statements.

 LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2009	2008
Net cash provided by operating activities	$4,089	$3,628

Cash flows from investing activities:
Net decrease in loans	16,286	383
Maturities and prepayments of investment securities	37,167	13,377
Purchase of investment securities	(43,133)	(29,793)
Proceeds from sales of investment securities	1,210	10,408
Proceeds from sales of premises and equipment and foreclosed assets	1,954	1,409
Purchases of premises and equipment, net	(676)	(572)
Net cash paid in branch acquisition	(130)	-
Net cash provided by (used in) investing activities	12,678	(4,788)

Cash flows from financing activities:
Net increase (decrease) in deposits	4,900	(17,289)
Federal Home Loan Bank advance borrowings	-	35,000
Federal Home Loan Bank advance repayments	(10,027)	(13,528)
Federal Home Loan Bank line of credit, net	(6,000)	(8,400)
Other borrowings, net	2,617	5,742
Purchase of treasury stock	(12)	(3,296)
Proceeds from issuance of stock under stock option plans	-	30
Excess tax benefit related to stock option plans	-	5
Payment of dividends	(1,352)	(1,318)
Net cash used in financing activities	(9,874)	(3,054)

Net increase (decrease) in cash and cash equivalents	6,893	(4,214)
Cash and cash equivalents at beginning of period	13,788	14,739
Cash and cash equivalents at end of period	20,681	$10,525

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$7,210	$11,187
Cash paid during period for taxes, net	872	578

Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to real estate owned	$1,827	$1,346
Branch acquisition:
Fair value of liabilities assumed	6,650	-
Fair value of assets acquired	6,520	-

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	Common	Additional paid-in	Retained	Treasury	Accumulated other comprehensive
(Dollars in thousands, except per share data)	stock	capital	earnings	stock	income	Total

Balance at December 31, 2007	$24	$24,304	$27,493	$(206)	$681	$52,296
Comprehensive income:						-
Net earnings	-	-	3,793	-	-	3,793
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	(1,275)	(1,275)
Total comprehensive income	-	-	3,793	-	(1,275)	2,518
Dividends paid ($0.54 per share)	-	-	(1,318)	-	-	(1,318)
Stock-based compensation	-	96	-	-	-	96
Exercise of stock options, 1,882 shares, including tax benefit of $5,010	-	35	-	-	-	35
Purchase of 134,385 treasury shares	-	-	-	(3,296)	-	(3,296)
Adoption of EITF 06-4	-	-	(335)	-	-	(335)
Balance September 30, 2008	$24	$24,435	$29,633	$(3,502)	$(594)	$49,996

Balance at December 31, 2008	$24	$23,873	$27,819	$(935)	$625	$51,406
Comprehensive income:
Net earnings	-	-	2,134	-	-	2,134
Change in fair value of investment securities available-for-sale for which a portion of an other than temporary impairment has been recorded in net earnings, net of tax	-	-	-	-	233	233
Change in fair value of all other investment securities available-for-sale, net of tax	-	-	-	-	1,895	1,895
Total comprehensive income	-	-	2,134	-	2,128	4,262
Dividends paid ($0.57 per share)	-	-	(1,352)	-	-	(1,352)
Stock-based compensation	-	118	-	-	-	118
Purchase of 800 treasury shares	-	-	-	(12)	-	(12)
Balance at September 30, 2009	$24	$23,991	$28,601	$(947)	$2,753	$54,422

See accompanying notes to condensed consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2008, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2008, condensed consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended September 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.  Subsequent events have been evaluated for potential recognition or disclosure through the time of the filing on November 12, 2009, which represents the date the consolidated financial statements were issued.

2.  Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  During the first quarter of 2009, the decline in the Company’s stock price coupled with current market conditions in the financial services industry, constituted a triggering event which required an impairment test to be performed.  The Company performed an impairment test as of March 31, 2009 by comparing the fair value of the Company’s single reporting unit to its carrying value.  Fair value was determined using observable market data including the Company’s market capitalization and valuation multiples compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit.  Based on the results of the March 31, 2009 impairment testing which indicated no impairment, along with the Company’s conclusion that no triggering events occurred during the second or third quarters of 2009, the Company concluded its goodwill was not impaired as of September 30, 2009.

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

	Three months ended September 30,
(Dollars in thousands)	2009		2008
	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,482	$(3,467)	$5,396	$(2,818)
Additions	-	-	-	-
Amortization	-	(154)	-	(174)
Balance at end of period	$5,482	$(3,621)	$5,396	$(2,992)

	Nine months ended September 30,
(Dollars in thousands)	2009		2008
	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,396	$(3,159)	$5,396	$(2,462)
Additions	86	-	-	-
Amortization	-	(462)	-	(530)
Balance at end of period	$5,482	$(3,621)	$5,396	$(2,992)

 Mortgage servicing rights are related to loans serviced by the Company for unrelated third parties.  The outstanding principal balances of such loans was $134.4 million and $82.0 million at September 30, 2009 and December 31, 2008, respectively.  Gross service fee income related to such loans was $79,000 and $54,000 for the quarters ended September 30, 2009 and 2008, respectively, which is included in fees and service charges in the consolidated statements of earnings.  Gross service fee income for the nine months ended September 30, 2009 and 2008 was $194,000 and $167,000, respectively.  The following is an analysis of changes in the mortgage servicing rights:

	Three months ended September 30,
(Dollars in thousands)	2009		2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$1,211	$(617)	$771	$(581)
Additions	177	-	22	-
Prepayments/maturities	(12)	12	(22)	22
Amortization	-	(42)	-	(22)
Balance at end of period	$1,376	$(647)	$771	$(581)

	Nine months ended September 30,
(Dollars in thousands)	2009		2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$772	$(602)	$770	$(560)
Additions	671	-	45	-
Prepayments/maturities	(67)	67	(43)	43
Amortization	-	(112)	-	(75)
Balance at end of period	$1,376	$(647)	$772	$(592)

Aggregate core deposit and mortgage servicing rights amortization expense for the quarters ended September 30, 2009 and 2008, was $196,000 in both quarters and $574,000 and $605,000 for the nine months ended September 30, 2009 and 2008, respectively.  The following depicts estimated amortization expense for all intangible assets for the remainder of 2009 and in successive years ending December 31:

Year	Amount (in thousands)
Remainder of 2009	$188
2010	683
2011	584
2012	487
2013	402
Thereafter	246

3.  Investments

A summary of investment securities available-for-sale is as follows:

	As of September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$23,575	$509	$(1)	$24,083
Municipal obligations	67,739	3,435	(21)	71,153
Mortgage-backed securities	62,655	1,796	(18)	64,433
Pooled trust preferred securities	1,780	-	(1,516)	264
Common stocks	692	189	(12)	869
Certificates of deposit	9,794	-	-	9,794
Total	$166,235	$5,929	$(1,568)	$170,596

	As of December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$28,566	$950	$(2)	$29,514
Municipal obligations	63,711	1,532	(934)	64,309
Mortgage-backed securities	55,752	934	(104)	56,582
Pooled trust preferred securities	2,488	—	(1,748)	740
Common stocks	693	389	(8)	1,074
Certificates of deposit	10,026	—	—	10,026
Total	$161,236	$3,805	$(2,796)	$162,245

Included in the September 30, 2009 gross unrealized losses above, are noncredit-related losses of $1.1 million, recorded in accumulated other comprehensive income, related to two $1.0 million par investments in pools of trust preferred securities, which were determined to be other than temporarily impaired.  The amortized cost of the two other than temporarily impaired investments, after recognition of $709,000 of impairment losses, was $1.3 million at September 30, 2009.  The fair value of these two securities totaled $215,000 at September 30, 2009 compared to $554,000 at December 31, 2008, while the unrealized losses included in accumulated other comprehensive income were $1.1 million at September 30, 2009 and $1.4 million at December 31, 2008.

The summary of available-for-sale investment securities shows that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2009 and December 31, 2008.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

(Dollars in thousands)		As of September 30, 2009
	Number	Less than 12 months		12 months or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	3	$149	$(1)	-	-	$149	$(1)
Municipal obligations	4	611	(11)	770	(10)	1,381	(21)
Mortgage-backed securities	2	1,949	(18)	6	-	1,955	(18)
Pooled trust preferred securities	3	-	-	264	(1,516)	264	(1,516)
Common stocks	3	54	(12)	-	-	54	(12)
Total	15	$2,763	$(42)	$1,040	$(1,526)	$3,803	$(1,568)

(Dollars in thousands)		As of December 31, 2008
	Number	Less than 12 months		12 months or longer		Total
	of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	3	$64	$-	$133	$(2)	$197	$(2)
Municipal obligations	56	13,282	(466)	8,542	(468)	21,824	(934)
Mortgage-backed securities	80	12,219	(78)	3,400	(26)	15,619	(104)
Pooled trust preferred securities	3	-	-	740	(1,748)	740	(1,748)
Common stocks	3	13	(2)	18	(6)	31	(8)
Total	145	$25,578	$(546)	$12,834	$(2,250)	$38,412	$(2,796)

The Company’s assessment of other than temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made.  The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  As of January 1, 2009, the Company early adopted the guidance on other than temporary impairments in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320 “Investments - Debt and Equity Securities,” which changed the accounting for other than temporary impairments of debt securities and separates the impairment into credit-related and other factors.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit related losses.  Based on these factors, along with the Company’s intent to not sell the security and that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily depressed as of September 30, 2009 and December 31, 2008.  The Company’s mortgage-backed securities portfolio consisted of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

At September 30, 2009, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, and management’s intention not to sell and belief that it is more likely than not that the Company will not have to sell such securities prior to the recovery of the Company’s amortized cost, the Company believes that the municipal obligations identified in the tables above were temporarily depressed as of September 30, 2009 and December 31, 2008.

At September 30, 2009, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive according to the guidance issued in ASC Topic 820-10-15, which the Company early adopted as of January 1, 2009.  The Company used discounted cash flow models to estimate the fair value of its pooled trust preferred securities.  The Company also used discounted cash flow models to assess if the present value of the cash flows expected to be collected was less than the amortized cost, which would result in an other than temporary impairment.  The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates (using yields of comparable traded instruments adjusted for illiquidity and other risk factors), estimated deferral and default rates on collateral, and estimated cash flows.  The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.  The Company also reviewed a stress test of these securities to determine the additional estimated deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

At September 30, 2009, the analysis of the Company’s three investments in pooled trust preferred securities indicated that the unrealized loss was temporary on a $0.5 million investment in a pooled trust preferred security and that it is more likely than not that the Company would be able to recover the cost basis of this security.  At September 30, 2009 83% of the collateral in this pool of trust preferred securities was performing according to the contractual terms of the agreements.  At September 30, 2009 the cash flow model of this investment indicated that the present value of the cash flows that the Company expects to receive was greater than the amortized cost of the investment.  However, the Company determined that a portion of the unrealized loss on the remaining two $1.0 million investments in pooled trust preferred securities was other than temporary.  The amount of actual and projected deferrals and/or defaults by the financial institutions underlying these pooled trust preferred securities increased significantly since the beginning of 2009.  One of the investments experienced an increase in the percentage of the pool that was not performing according to the contractual terms of the agreements from 9% at December 31, 2008 to 43% at September 30, 2009, while the second investment’s nonperforming percentage increased from 6% at December 31, 2008 to 26% at September 30, 2009.  The increase in nonperforming collateral resulted in total other than temporary impairments of $709,000 on these two securities as of September 30, 2009.  The Company follows ASC Topic 320-10-65 in determining the amount of the other than temporary impairment recorded to earnings.  The Company performed a discounted cash flow analysis, using the factors noted above to determine the amount of the other than temporary impairment that was applicable to either credit losses or other factors.  The amount associated with credit losses, $709,000, has  been realized through a charge to earnings for the nine months ended September 30, 2009 as an impairment loss, while the $339,000 change in the unrealized loss associated with other factors was recorded in other comprehensive income.  During the three months ended September 30, 2009 the Company realized a net credit loss of $133,000 associated with an other than temporary impairment.  During the three and nine months ended September 30, 2008 the Company did not record any impairment losses.

The following table reconciles the changes in the Company’s credit losses recognized in earnings.

	Three months ending	Nine months ending
(Dollars in thousands)	September 30, 2009	September 30, 2009
Beginning balance	$576	$-
Additional credit losses:
Securities with no previous other than temporary impairment	133	709
Securities with previous other than temporary impairments	-	-
Ending balance	$709	$709

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low.  As a result, there is a risk that additional other than temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated statements of earnings.  The fair value of the Company’s investment securities may also decline from an increase in market interest rates, as the market prices of these investments move inversely to their market yields.

Maturities of investment securities at September 30, 2009 are as follows:

(Dollars in thousands)	Amortized cost	Estimated fair value
Due in less than one year	$27,175	$25,616
Due after one year but within five years	24,651	25,520
Due after five years	51,062	54,158
Mortgage-backed securities and common stock	63,347	65,302
Total	$166,235	$170,596

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Other investment securities include investments in Federal Home Loan Bank of Topeka (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock at September 30, 2009 and December 31, 2008 was $6.2 million and $7.3 million, respectively, and the carrying value of the FRB stock at September 30, 2009 and December 31, 2008 was $1.8 million and 1.7 million, respectively.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there are no available observable market values, these securities are carried at cost.  Redemption of these investments is at the option of the FHLB or FRB.

4.  Loans

Loans consisted of the following:

(Dollars in thousands)	September 30, 2009	Percent of total	December 31, 2008	Percent of total
Real estate loans:
One-to-four family residential	$101,131	28.6%	$112,815	30.5%
Commercial	127,947	36.1%	126,977	34.4%
Construction	12,399	3.5%	19,618	5.3%
Commercial loans	104,886	29.6%	101,976	27.6%
Consumer loans	7,935	2.2%	7,937	2.2%
Total gross loans	354,298	100.0%	369,323	100.0%

Deferred loan fees/costs and loans in process	(318)		320
Allowance for loan losses	(5,228)		(3,871)
Total net loans	$348,752		$365,772

A summary of the activity in the allowance for loan losses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Beginning balance	$4,827	$3,326	$3,871	$4,172
Provision for loan losses	1,900	500	3,000	1,400
Charge-offs	(1,543)	(60)	(1,923)	(1,840)
Recoveries	44	22	280	56
Ending balance	$5,228	$3,788	$5,228	$3,788

During the three months ended September 30, 2009 we had net loan charge-offs of $1.5 million compared to $38,000 for the comparable period of 2008.  During the nine months ended September 30, 2009 we had net loan charge-offs of $1.6 million compared to $1.8 million for the comparable period of 2008.

A summary of the non-accrual loans is as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Real estate loans:
One-to-four family residential	$963	$1,358
Commercial	2,887	2,041
Construction	4,605	759
Commercial loans	3,783	1,537
Consumer loans	16	53
Total non-accrual loans	$12,254	$5,748

A summary of the nonperforming assets is as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Total non-accrual loans	$12,254	$5,748
Accruing loans over 90 days past due	-	-
Other real estate owned	1,793	1,934
Total nonperforming assets	$14,047	$7,682

Total nonperforming loans to total net loans	3.5%	1.6%
Total nonperforming assets to total assets	2.3%	1.3%
Allowance for loan losses to gross loans outstanding	1.5%	1.0%
Allowance for loan losses to total nonperforming loans	42.7%	67.3%

Loans past due more than a month totaled $14.5 million at September 30, 2009, compared to $9.4 million at December 31, 2008.  At September 30, 2009, $12.3 million in loans were on non-accrual status, or 3.5% of net loans, compared to a balance of $5.7 million in loans on non-accrual status, or 1.6% of net loans, at December 31, 2008.  Non-accrual loans consist primarily of loans greater than ninety days past due and which are also included in the past due loan balances.  There were no loans 90 days delinquent and still accruing interest at September 30, 2009 or December 31, 2008.  The increase in non-accrual and past due loans was primarily driven by a $4.2 million construction loan relationship and a $2.9 million commercial agriculture loan that were classified as non-accrual and past due during the first nine months of 2009.

A summary of the impaired loans is as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Impaired loans for which an allowance has been provided	$8,954	$1,867
Impaired loans for which no allowance has been provided	3,260	5,192
Total impaired loans	12,214	7,059
Allowance related to impaired loans	$2,288	$705

Our impaired loans increased primarily because of the same two loans impacting non-accrual and past due loan balances.  Our analysis of these two impaired loans concluded that the potential exists that the updated collateral values or sources of repayment may not be sufficient to fully cover the outstanding loan balances at September 30, 2009.

5.          Fair Value Measurements

The Company follows FASB ASC 820 “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.  ASC Topic 820-10-55 requires the use of a hierarchy of fair value techniques based upon whether the inputs to those fair values reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect the Company’s own assumptions of market participant valuation.  Effective January 1, 2009, the Company began applying FASB ASC 820 to certain nonfinancial assets and liabilities, which include foreclosed real estate, long-lived assets, goodwill, and core deposit premium, which are recorded at fair value only upon impairment.  The fair value hierarchy is as follows:

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

The Company classifies its pooled trust preferred securities as Level 3.  The portfolio consists of three investments in pooled trust preferred securities issued by various financial companies.  The Company has determined that the observable market data associated with these assets do not represent orderly transactions in accordance with FASB ASC 820 and reflect forced liquidations or distressed sales.  Based on the lack of observable market data, the Company estimated fair value based on the observable data available and reasonable unobservable market assumptions.  The Company estimated fair value based on a discounted cash flow model which used appropriately adjusted discount rates reflecting credit and liquidity risks.

The following table represents the Company’s investment securities that are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 allocated to the appropriate fair value hierarchy:

		As of September 30, 2009
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$170,596	$809	$169,523	$264
Derivative financial instruments	37	-	-	37

		As of December 31, 2008
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$162,245	$1,014	$160,490	$740
Derivative financial instruments	18	-	-	18

The following table reconciles the changes in the Company’s Level 3 instruments during the first nine months of 2009.

		Derivative
	Available-for	financial
(Dollars in thousands)	sale-securities	instruments
Level 3 asset fair value at December 31, 2008	$740	$18
Transfers into Level 3	-
Total gains (losses)
Included in earnings	(709)	19
Included in other comprehensive income	233	-
Level 3 asset fair value at September 30, 2009	$264	$37

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered other than temporary impairments.  Other than temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other than temporary results in a write-down of that security’s cost basis.  During the first nine months of 2009 the Company recorded a $709,000 impairment loss on two $1.0 million par investments in pooled trust preferred securities.

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

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are generally reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $12.2 million, before an allocated allowance of $2.3 million at September 30, 2009, compared to a carrying value of $7.1 million and allocated allowance of $705,000 at December 31, 2008.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis.  The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

The Company’s measure of its goodwill is based on market based valuation techniques, including reviewing the Company’s stock price and valuation multiples as compared to recent similar financial industry acquisition multiples to estimate the fair value of the Company’s single reporting unit.  The fair value measurements are classified as Level 3.

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

Other real estate owned include assets acquired through, or in lieu of, foreclosure are initially recorded at the date of foreclosure at the fair value of the collateral less estimates selling costs.  Subsequent to foreclosure, valuations are updated periodically and are based upon appraisals, third party price opinions or internal pricing models and are classified as Level 3.
The following table represents the Company’s assets that are measured at fair value on a nonrecurring basis at September 30, 2009 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		Fair value hierarchy			Total gains
Assets:	Total	Level 1	Level 2	Level 3	(losses)
Other investment securities	$7,950	$-	$-	$7,950	$-
Impaired loans	9,926	-	-	9,926	(2,288)
Loans held for sale	4,180	-	4,180	-	-
Mortgage servicing rights	2,116	-	-	2,116	-
Other real estate owned	1,793	-	-	1,793	-

6.          Fair Value of Financial Instruments

Fair value estimates of the Company’s financial instruments as of September 30, 2009 and December 31, 2008, including methods and assumptions utilized, are set forth below:

	As of September 30, 2009		As of December 31, 2008
	(Dollars in thousands)
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Cash and cash equivalents	$20,681	$20,681	$13,788	$13,788
Investment securities	178,546	178,546	171,297	171,297
Loans, net of unearned fees
and allowance for loan losses	348,752	351,244	365,772	368,558
Loans held for sale	3,974	4,180	1,487	1,749
Mortgage servicing rights	729	2,116	170	1,008
Accrued interest receivable	$3,297	$3,297	$3,766	$3,766
Non-interest bearing demand deposits	48,939	48,939	49,823	49,823
Money market and NOW deposits	158,633	158,633	150,116	150,116
Savings deposits	28,377	28,377	26,203	26,203
Time deposits	214,893	216,441	213,404	214,859
Total deposits	450,842	463,245	439,546	441,001
FHLB borrowings	61,060	64,081	77,319	81,986
Other borrowings	29,664	23,465	27,047	23,298
Accrued interest payable	$1,262	$1,262	$1,673	$1,673

Methods and Assumptions Utilized

The carrying amount of cash, cash equivalents, repurchase agreements and federal funds sold are considered to approximate fair value and are included in the cash and cash equivalents.  The carrying amounts of accrued interest receivable and payable are also considered to approximate fair value.

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

The fair value of advances from the FHLB is estimated using current market rates offered for similar borrowings.  The fair values of other borrowings are estimated using current market rates offered for similar borrowings.

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

The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net earnings available to common stockholders	$113	$1,150	$2,134	$3,793

Weighted average common shares outstanding – basic	2,371,450	2,382,302	2,371,620	2,411,714
Dilutive stock options	4,844	6,875	4,912	8,156
Weighted average common shares – diluted	2,376,294	2,389,177	2,376,532	2,419,870

Net earnings per share:
Basic	$0.05	$0.48	$0.90	$1.57
Diluted	$0.05	$0.48	$0.90	$1.57

8.           Comprehensive Income

The Company’s other comprehensive income consists of the unrealized holding gains and losses on available for sale securities as shown below.

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net earnings	$113	$1,150	$2,134	$3,793
Unrealized holding losses on available for sale securities for which a portion of an other than temporary impairment has been recorded in earnings	(154)	-	(339)	-
Unrealized holding losses on all other available for sale securities	3,462	(554)	2,982	(1,559)
Reclassification adjustment for losses (gains) included in earnings	133	-	709	(497)
Net unrealized gains (losses)	3,441	(554)	3,352	(2,056)
Income tax expense (benefit)	1,270	(210)	1,224	(781)
Total comprehensive income	$2,284	$806	$4,262	$2,518

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

10.           Impact of Recent Accounting Pronouncements

In December 2007, the FASB revised accounting guidance on accounting for business combinations.  GAAP retains the fundamental requirements of the acquisition method of accounting for business combinations, but broadens the scope of and contains improvements to the application of this method.  The new guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Costs incurred to effect the acquisition are to be recognized separately from the acquisition.  Assets and liabilities arising from contingent considerations must be measured at fair value as of the acquisition date.  The revisions also change the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired.  The Company adopted this guidance on January 1, 2009.

In March 2008, the FASB required enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how these activities affect its financial position, financial performance, and cash flows. The Company adopted this guidance on January 1, 2009.  The adoption did not have a material effect on our consolidated financial statements given the Company’s limited use of derivative instruments.

In April 2009, the FASB issued guidance on the recognition and presentation of other than temporary impairments, which amends guidance for recognizing and reporting other than temporary impairments of debt securities and improves the presentation of other than temporary impairments in financial statements for both debt and equity securities.  Companies are now required to separate an other than temporary impairment of a debt security into credit related losses and other factors when management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of other than temporary impairment related credit losses is recognized in earnings while the amount related to other factors is recorded in other comprehensive income.  The Company adopted the accounting guidance effective January 1, 2009 and applied the principles to its other than temporary impairment analysis during the first nine months of 2009, including its pooled trust preferred investment securities which resulted in the recognition of a credit related impairment of $709,000 in earnings while the noncredit-related loss of $1.1 million is recognized in accumulated other comprehensive income.

In April 2009, the FASB issued additional guidance for estimating fair value in accordance when the volume and level of activity for an asset or liability, in relation to normal market activity, has significantly decreased.  The guidance emphasizes that the objective of fair value measurement remains the same, determining the price that would be received or paid in an orderly transaction between market participants at the measurement date under current market conditions.  The Company adopted this guidance as of January 1, 2009 and has applied the guidance to its pooled trust preferred securities.

In April 2009, the FASB expanded disclosures on the fair value of financial instruments to include interim reporting periods, in addition to annual disclosures.  The Company adopted the guidance on April 1, 2009 and has included the required disclosures in the attached footnotes.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In particular this statement sets forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize subsequent events or transactions and the disclosures required.  The Company adopted this guidance for the quarter ended June 30, 2009 and has concluded there were no material subsequent events through November 12, 2009, the date that financial statements were issued.

In June 2009, the FASB clarified and improved the reporting requirements of accounting for transfers and servicing of financial assets and extinguishments of liabilities and eliminated the concept of qualifying special purpose entities for accounting purposes.  For calendar year companies, this guidance is effective for annual periods ending on December 31, 2009 and for all interim and annual periods thereafter.  The Company does not expect that the adoption of this guidance will have a material effect on consolidated financial statements.

In June 2009, the FASB improved the financial reporting of variable interest entities and provided clarification as a result of the elimination of qualifying special purpose entities.  For calendar year companies, this statement is effective for annual periods ending on December 31, 2009 and for all interim and annual periods thereafter.  The Company does not expect that the adoption of this guidance will have a material effect on consolidated financial statements.

In June 2009, the FASB established the Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date the Codification will supersede all then-existing non-SEC accounting and reporting standards.  Going forward the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  The Board will not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  The Company applied this guidance beginning with the interim reporting period of September 30, 2009.  The adoption did not have a material effect on our consolidated financial statements.

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

Information about our critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.  The only change in our critical accounting policies since December 31, 2008 is a result of the change in U.S. GAAP related to the recognition and presentation of other than temporary impairment included in ASC Topic 320-10-65.  Based on the guidance, now if we deem a decline in the fair value of a debt security to be other than temporary, we lower the cost basis, through a charge to earnings, by the amount of credit losses inherent in the investment versus writing the security down to fair value through a charge to earnings.

Summary of Results.  During the third quarter of 2009, our net earnings declined by $1.0 million, to $113,000, as compared to net earnings of $1.2 million in the same period of 2008.  The decline in earnings was primarily the result of a $1.4 million increase in our provision for loan losses, which increased from $500,000 during the three months ended September 30, 2008 to $1.9 million for the three months ended September 30, 2009.  Our provision for loan losses was higher in 2009 based on the analysis of our loan portfolio, which indicated the additional provision for loan losses was warranted given the impact of declining residential and commercial real estate values impacting the underlying collateral in our loan portfolio, increased levels of non-accrual and past due loans and the impact of the current economic environment on our loan customers.  Our provision for loan losses was higher in both 2009 and 2008 as compared to historical levels prior to 2008, due to the difficult conditions that continue to exist in the economy and its impact on our loan portfolio as well as increased levels of charge-offs and nonperforming loans experienced in the difficult economic and credit environments that have existed during both 2008 and 2009.  Also during the third quarter of 2009 we identified a $1.0 million par investment in a pooled trust preferred security as other than temporarily impaired.  The credit-related impairment charge for this security was $133,000.  Absent the $1.4 million increase in provision for loan losses and the $133,000 net impairment loss, our 2009 third quarter earnings before income taxes were relatively flat compared to the prior year.  Our non-interest expenses increased by $515,000, to $4.8 million, during the third quarter of 2009 as compared to $4.3 million during the third quarter of 2008, primarily as the result of a $144,000 increase in FDIC insurance premiums due to higher assessment rates, which have been imposed on all financial institutions, and the depletion of our FDIC credits as well as expenses related to the acquisition and operation of a branch in Lawrence, KS.  Partially offsetting the increased expenses was an increase in non-interest income, which was primarily attributable to a $324,000 increase in gains on sale of loans, driven by higher origination volumes of residential real estate loans that were sold in the secondary market.

During the first nine months of 2009, our net earnings declined by $1.7 million to $2.1 million as compared to net earnings of $3.8 million in the same period of 2008.  The decline in earnings was primarily the result of a $1.6 million increase in our provision for loan losses, which increased from $1.4 million during the nine months ended September 30, 2008 to $3.0 million for the nine months ended September 30, 2009.  Our provision for loan losses was higher in 2009 based on the analysis of our loan portfolio, which indicated the higher levels of provision for loan losses was warranted given the impact of declining residential and commercial real estate values impacting the underlying collateral in our loan portfolio, increased levels of non-accrual and past due loans and the impact of the current economic environment on our loan customers.  Our provision for loan losses was higher in both 2009 and 2008 as compared to historical levels prior to 2008, due to the difficult conditions that continue to exist in the economy and its impact on our loan portfolio as well as increased levels of charge-offs and nonperforming loans experienced in the difficult economic and credit environments that have existed during both 2008 and 2009.  During the first nine months of 2009 we identified two $1.0 million par investments in pooled trust preferred securities as other than temporarily impaired.  The net credit-related impairment charge related to these securities was approximately $709,000 for the nine months ended September 30, 2009.  Our non-interest expenses increased by $1.4 million, to $14.2 million, during the first nine months of 2009 as compared to the first nine months of 2008, primarily as a result of a $598,000 increase in FDIC insurance premiums.  Our FDIC insurance premiums increased by $598,000 as the result of a $277,000 special assessment, higher assessment rates and the depletion of our FDIC credits.  We also experienced increases in expenses relating to the acquisition and operation of a branch in Lawrence, KS and foreclosure and other real estate costs.  Partially offsetting the increased expenses was a $1.3 million increase in non-interest income, which was primarily attributable to a $1.5 million increase in gains on sale of loans driven by higher origination volumes of residential real estate loans that were sold in the secondary market.  Results for the first nine months of 2008 included a $246,000 gain from the prepayment of a FHLB advance, which represented the remaining unamortized fair value adjustment recorded in purchase accounting and $497,000 of gains on sales of investment securities.

Our net interest margin increased from 3.47% for the third quarter of 2008 to 3.59% for the third quarter of 2009.  For the nine months ended September 30, 2008 and 2009, our net interest margin increased from 3.48% to 3.54%.  For each period, we were able to reduce our cost of deposits and borrowings enough to offset the lower yields earned on loans and investment securities in markets that experienced a dramatic decline in benchmark interest rates that began in late 2007 and continued throughout 2008 and 2009.  The lower cost of funding allowed us to maintain our net interest margin in a market that as of September 30, 2009 exhibited interest rates that are still very low compared to historical levels.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net earnings:
Net earnings	$113	$1,576	$2,134	$3,793
Basic earnings per share	$0.05	$0.66	$0.90	$1.57
Diluted earnings per share	$0.05	$0.66	$0.90	$1.57
Earnings ratios:
Return on average assets (1)	0.07%	0.75%	0.47%	0.83%
Return on average equity (1)	0.84%	9.11%	5.43%	9.96%
Equity to total assets	9.01%	8.27%	9.01%	8.27%
Net interest margin (1) (2)	3.59%	3.47%	3.54%	3.48%
Dividend payout ratio	380.00%	37.25%	63.33%	34.55%

(1)	The ratio has been annualized and is not necessarily indicative of the results for the entire year.
(2)	Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the quarter ended September 30, 2009, decreased $961,000, or 12.4%, to $6.8 million from $7.8 million in the same period of 2008.  Interest income on loans decreased $835,000, or 14.0%, to $5.1 million for the quarter ended September 30, 2009 due to decreases in the yields earned on our loans as rates declined during 2008 and decreased outstanding loan balances.  Our tax equivalent yields earned on loans declined from 6.27% during the third quarter of 2008 to 5.67% during the third quarter of 2009.  Average loan balances for the quarter ended September 30, 2009 decreased to $359.8 million from $379.5 million for the same period in 2008.  Interest income on investment securities decreased $126,000, or 7.0%, to $1.7 million for the third quarter of 2009, as compared to 2008.  Average investment securities increased from $172.1 million for the quarter ended September 30, 2008, to $186.3 million for 2009.  Offsetting the increase in average investments for the comparable period were lower yields earned on the investments, which declined from 4.82% during the third quarter of 2008 to 4.23% during the third quarter of 2009.  The increased levels of investments were the result of the increased liquidity primarily from lower outstanding loan balances.

Interest income for the nine months ended September 30, 2009, decreased $3.6 million, or 14.9%, to $20.6 million from $24.2 million in the same period of 2008.  Interest income on loans decreased $3.2 million, or 17.3%, to $15.5 million for the nine months ended September 30, 2009 due primarily to decreases in the yields earned on our loans as rates declined during 2008 and as a result of decreased outstanding loan balances.  Our tax equivalent yields earned on loans declined from 6.63% to 5.74% during the first nine months of 2008 as compared to the first nine months of 2009.  Average loans for the nine months ended September 30, 2009 decreased to $363.5 million from $380.1 million for 2008.  Interest income on investment securities decreased $357,000, or 6.5%, to $5.1 million for the first nine months of 2009, as compared to 2008.  Average investment securities increased from $170.8 million for the nine months ended September 30, 2008, to $184.5 million for 2009.  Offsetting the increase in average investments for the comparable period were lower yields earned on the investments, which declined from 4.90% during the first nine months of 2008 to 4.34% during the first nine months of 2009.  The higher levels of investments were the result of the increased liquidity from lower outstanding loan balances.

Interest Expense.  Interest expense during the quarter ended September 30, 2009 decreased $1.0 million, or 32.3%, as compared to the same period of 2008.  For the third quarter of 2009 interest expense on interest-bearing deposits decreased $858,000, or 38.0% as a result of lower rates on deposit balances, primarily consisting of lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts due to the decline in interest rates experienced during 2008 and continuing into 2009.  Our total cost of deposits declined from 2.32% during the third quarter of 2008 to 1.38% during the same period of 2009.  Partially offsetting the lower rates were increased average deposit balances, which increased from $388.2 million for the third quarter of 2008 to $401.8 million for the third quarter of 2009.  For the first nine months of 2009 interest expense on borrowings decreased $191,000, or 19.4%, due primarily to lower outstanding balances on our borrowings.  Our cost of borrowing decreased from 3.51% in the third quarter of 2008 to 3.48% in the same period of 2009 while our average outstanding borrowings declined from $111.7 million to $90.3 million over the same periods.

Interest expense during the nine months ended September 30, 2009 decreased $3.7 million, or 34.4%, as compared to the same period of 2008.  For the first nine months of 2009 interest expense on interest-bearing deposits decreased $3.4 million, or 42.5%, as a result of lower rates on deposit balances, primarily consisting of lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts due to the decline in interest rates.  Our total cost of deposits declined from 2.70% during the first nine months of 2008 to 1.53% during the same period of 2009.  Offsetting the lower cost of deposits was an increase in the average deposit balances from $395.5 million to $401.2 million during the third quarters of 2008 and 2009, respectively.  For the first nine months of 2009 interest expense on borrowings decreased $309,000, or 11.1%, due primarily to lower outstanding borrowings.  Our average outstanding borrowings declined from $104.4 million during the first nine months of 2008 to $94.0 million during the same period of 2009.  Our cost of borrowing declined from 3.57% in the first nine months of 2008 to 3.53% in the same period of 2009.

Net Interest Income.  Net interest income for the quarter ended September 30, 2009 totaled $4.6 million, increasing $88,000, or 1.9%, as compared to the $4.5 million of net interest income for the quarter ended September 30, 2008.  Our net interest margin, on a tax equivalent basis, increased from 3.47% during the third quarter of 2008 to 3.59% during the third quarter of 2009.  The increase in net interest margin occurred primarily because we were able to reduce our costs of funding by more than our yields declined on our interest earning assets as our interest earning assets and our interest bearing liabilities continue to reprice lower in this low interest rate environment.  The improvement in net interest margin from interest rates more than offset the lower average balances of interest earning assets which declined from $551.7 million in the third quarter of 2008 to $546.2 million in the third quarter of 2009.

Net interest income for the nine months ended September 30, 2009 totaled $13.6 million, increasing $105,000, or 0.8%, as compared to the $13.5 million of net interest income for the nine months ended September 30, 2008.  Our net interest margin, on a tax equivalent basis, increased from 3.48% for the nine months ending September 30, 2008 to 3.54% for the same period in 2009.  The increase in net interest margin occurred primarily because we were able to reduce our costs of funding by more than our yields declined on our interest earning assets as our interest earning assets and our interest bearing liabilities continue to reprice lower in this low interest rate environment.  The improvement in net interest margin from interest rates more than offset the lower average balances of interest earning assets which declined from $550.9 million in the nine months ending September 30, 2008 to $548.0 million for the nine months ending September 30, 2009.

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

The provision for loan losses for the quarter ended September 30, 2009 was $1.9 million, compared to a provision of $500,000 during the same period of 2008.  For the nine months ended September 30, 2009 our provision for loan losses was $3.0 million as compared to $1.4 million for the same period of 2008.  Our provision for loan losses was higher in 2009 based on the analysis of our loan portfolio, which indicated the additional provision for loan losses was warranted given the impact of declining residential and commercial real estate values impacting the underlying collateral in our loan portfolio, increased levels of non-accrual and past due loans and the impact of the current economic environment on our loan customers.  Our provision for loan losses was higher in both 2009 and 2008 than compared to historical levels prior to 2008, due to the difficult conditions that continue to exist in the economy and its impact on our loan portfolio as well as increased levels of charge-offs and nonperforming loans experienced in the difficult economic and credit environments that have existed during both 2008 and 2009.  We have been working diligently to identify and address the credit weaknesses in our loan portfolio.  In addition we have reduced our outstanding construction loans from $19.6 million at December 31, 2009 to $12.4 million at September 30, 2009.  During the third of 2009 our non-accrual loans declined from $13.6 million at June 30, 2009 to $12.3 million at September 30, 2009.  While it is difficult to forecast future events, we believe that our current allowance for loan losses, coupled with our capital levels, loan portfolio management and underlying fundamental earnings before the provision for loan losses, positions us to deal with this challenging environment.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income increased $369,000, or 21.2%, for the quarter ended September 30, 2009, to $2.1 million, as compared to $1.7 million in the nine months ended September 30, 2008.  The increase was primarily attributable to an increase of $324,000, or 81.3%, in gains on sale of loans.  The increased gains on sales of loans were driven by higher origination volumes of residential real estate loans that were sold in the secondary market.

Non-interest income increased $1.3 million, or 25.0%, for the nine months ended September 30, 2009, to $6.6 million, as compared to $5.3 million in the nine months ended September 30, 2008.  The increase was primarily attributable to an increase of $1.5 million in gains on sale of loans.  The increased gains on sales of loans were driven by higher origination volumes of residential real estate loans that were sold in the secondary market.  Partially offsetting the increased gains on sales of loans, was a $246,000 gain that was recognized during the nine months ended September 30, 2008 from the prepayment of a FHLB advance, which represented the remaining unamortized fair value adjustment required by purchase accounting.

Investment Securities Gains (Losses).  During the third quarter of 2009, we identified a $1.0 million par investment in a pooled trust preferred security as other than temporarily impaired.  The investment experienced increased levels of deferrals and defaults during the third quarter of 2009, which exceeded our expectations resulting in a net credit-related impairment loss on this security of $133,000.

During the first nine months of 2009, we identified two $1.0 million par investments in pooled trust preferred securities as other than temporarily impaired.  The net credit-related impairment losses totaled $709,000 on these two investments.  In the second quarter of 2008, we recorded $497,000 of gains on sales of investment securities.

Non-interest Expense.  Non-interest expense increased $515,000, or 12.0%, to $4.8 million for the quarter ended September 30, 2009, as compared to the same period of 2008.  The increase was primarily driven by increases of $146,000 in compensation and benefits, $143,000 in FDIC insurance premiums, and $81,000 in professional fees.  The increase in compensation and benefits was driven by higher salary costs and the addition of employees resulting from the acquisition of a branch in Lawrence, Kansas.  The increase in FDIC insurance premiums was the result of higher assessment rates, which have been imposed on all deposit institutions, and the depletion of our FDIC assessment credits.  We anticipate that our FDIC insurance premiums will remain higher than what we have historically paid.  The increases in professional fees are primarily associated with outsourcing part of our IT management, compliance with Section 404 of the Sarbanes-Oxley Act and increases in other legal fees.

Non-interest expense increased $1.4 million, or 10.6%, to $14.2 million for the nine months ended September 30, 2009, as compared to the same period of 2008.  The increase was primarily driven by increases of $598,000 in FDIC insurance premiums, $300,000 in compensation and benefits, $212,000 in professional fees and $155,000 in foreclosure and other real estate expenses.  The increase in FDIC insurance premiums was the result of a $277,000 special assessment, which affected all FDIC insured institutions, as well as higher assessment rates which have been imposed on all deposit institutions, and the depletion of our FDIC assessment credits.  The increase in compensation and benefits was driven by higher salary costs and the addition of employees resulting from the acquisition of a branch in Lawrence, Kansas.  The increases in professional fees are primarily associated with our branch acquisition, but were also elevated due to costs associated with outsourcing part of our IT management and compliance with Section 404 of the Sarbanes-Oxley Act.  The increase in foreclosure and other real estate expenses, which is included in other non-interest expense, was the result of increased foreclosure activity and other real estate balances.

 Income Tax Expense.  Income tax expense decreased $554,000, from an expense of $300,000 for the quarter ended September 30, 2008 to a tax benefit of $254,000 for the quarter ended September 30, 2009.  The decline in the income tax expense was the result of lower taxable earnings, primarily from the higher levels of provisions for loan losses and the other than temporary impairment losses.

Income tax expense decreased $1.1 million, or 88.6%, from $1.2 million for the nine months ended September 30, 2008, to $139,000 for the nine months ended September 30, 2009.  Our earnings before income taxes declined by $2.7 million during the first nine months of 2009 as compared to 2008, which resulted in an effective tax rate for the first nine months of 2009 of 6.1% as compared to 24.3% during the first nine months of 2008.  The decline in the effective tax rate was primarily driven by lower taxable income as a percentage of earnings before income taxes, while tax exempt income remained relatively constant between the periods.  The declines in taxable income were primarily from the higher levels of provisions for loan losses and the other than temporary impairment losses.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial, commercial real estate, mortgage and consumer loans and the purchase of investment securities.  Total assets increased to $603.9 million at September 30, 2009, compared to $602.2 million at December 31, 2008.  Net loans, excluding loans held for sale, decreased to $348.8 million at September 30, 2009 from $365.8 million at December 31, 2008.  The reduction in our total loans is primarily the result of reducing our exposure to construction loans in response to the current issues affecting real estate markets in addition to our normal one-to-four family residential loan runoff.  Our portfolio of one-to-four family residential loans declines as we typically sell most of our new one-to-four family residential loan originations while the existing portfolio refinances or pays off their loan balances.

The allowance for losses on loans is established through a provision for losses on loans based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectibility may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.  During 2009, we have experienced an increase in our non-performing assets due to the difficult conditions that continue to exist in the economy and its impact on our loan portfolio.  As a result of the impact of declining residential and commercial real estate values on the underlying collateral in our loan portfolio, increased levels of non-accrual and past due loans and the current economic environment on our loan customers, we have increased our provision for loan losses.  During the nine months ended September 30, 2009 our provision for loan losses totaled $3.0 million as compared to $1.4 million during the nine months ended September 30, 2008.  As a result, our allowance for loan losses has increased to $5.2 million at September 30, 2009 from $3.9 million at December 31, 2009.  We feel that higher levels of provisions for loan losses are justified based upon our analysis of our loan portfolio as well as the effects of the depressed market conditions on our loan portfolio.  We feel the external risks within the environment which we operate remain present today and will need to be continuously monitored.  We have identified the stresses in our loan portfolio and are working to reduce the risks of certain loan exposures, including significantly reducing our exposure to construction and land development loans.  Although we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.

Loans past due more than a month totaled $14.5 million at September 30, 2009, compared to $9.4 million at December 31, 2008.  At September 30, 2009, $12.3 million in loans were on non-accrual status, or 3.5% of net loans, compared to a balance of $5.7 million in loans on non-accrual status, or 1.6% of net loans, at December 31, 2008.  Non-accrual loans consist primarily of loans greater than ninety days past due and which are also included in the past due loan balances.  There were no loans 90 days delinquent and still accruing interest at September 30, 2009 or December 31, 2008.  The increase in non-accrual and past due loans was primarily driven by a $4.2 million construction loan relationship and a $2.9 million commercial agriculture loan that were classified as non-accrual and past due during the first nine months of 2009.  Our impaired loans increased from $7.1 million at December 31, 2008 to $12.2 million at September 30, 2009 primarily because of the same two loans that increased the non-accrual and past due loan balances.  Our analysis of the two nonperforming loans mentioned above concluded that the potential exists that the updated collateral values or sources of repayment may not be sufficient to fully cover the outstanding loan balances.  As part of the Company’s credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on its commercial real estate and construction relationships.  During the three months ended September 30, 2009 we had net loan charge-offs of $1.5 million compared to $38,000 of net loan charge-offs for the comparable period of 2008.  During the nine months ended September 30, 2009 we had net loan charge-offs of $1.6 million compared to $1.8 million of net loan charge-offs for the comparable period of 2008.  During the third quarter of 2009 we charged-off $1.1 million relating to one commercial loan relationship that went out of business during 2009.

Liability Distribution.  Our primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the restructuring of the financial services industry.  Total deposits increased $11.3 million to $450.8 million at September 30, 2009, from $439.5 million at December 31, 2008.  The increase was related to seasonal fluctuations, increased retail deposits, and the $6.4 million of deposits assumed with our branch purchase.  Total borrowings decreased $13.7 million to $90.7 million at September 30, 2009, from $104.4 million at December 31, 2008.  The decline was primarily from repaying a $10.0 million FHLB advance and the outstanding borrowings on our FHLB line of credit.

Certificates of deposit at September 30, 2009, which were scheduled to mature in one year or less, totaled $162.1 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $191.3 million at September 30, 2009 and $176.0 million at December 31, 2008.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term U. S. federal agency obligations, high-grade municipal securities or FDIC insured certificates of deposits with other financial institutions.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of securities.  At September 30, 2009, we had outstanding FHLB advances of $61.1 million and no borrowings against our line of credit with the FHLB.  At September 30, 2009, our total borrowing capacity with the FHLB was $103.6 million.  At September 30, 2009, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $14.7 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $48.8 million at September 30, 2009, which had no borrowings against at that time.  We had other borrowings of $29.7 million at September 30, 2009, which included $16.5 million of subordinated debentures and $8.1 million in repurchase agreements.  Additionally, we have a $9.0 million line of credit from an unrelated financial institution maturing on November 19, 2009 with an interest rate that adjusts daily based on the prime rate less 0.25%.  This line of credit has covenants specific to capital and other ratios, which the Company was in compliance with at September 30, 2009.  The outstanding balance on the line of credit at September 30, 2009 was $5.1 million, which was also included in other borrowings.  We are currently in discussions to renew our line of credit with the same financial institution.  Based on the negotiations, we anticipate that we will renew the line of credit for another one year period with a borrowing capacity of $7.5 million.  If we are unable to renew the line of credit, we will attempt to refinance with another financial institution, which may not be on similar terms, or repay the facility.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the bank is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans originated by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customer, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.0 million at September 30, 2009.

At September 30, 2009, we had outstanding loan commitments, excluding standby letters of credit, of $56.4 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At September 30, 2009, we continued to remain well capitalized, with a leverage ratio of 9.01% and a total risk based capital ratio of 14.62%.  As shown by the following table, our capital exceeded the minimum capital requirements at September 30, 2009:

(dollars in thousands)	Actual		For capital adequacy purposes		To be well- capitalized
Company	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$53,554	9.01%	$23,777	4.0%	$29,722	5.0%
Tier 1 Capital	$53,554	13.35%	$16,047	4.0%	$24,070	6.0%
Total Risk Based Capital	$58,650	14.62%	$32,094	8.0%	$40,117	10.0%

At September 30, 2009, Landmark National Bank continued to remain well capitalized, with a leverage ratio of 9.71% and a total risk based capital ratio of 15.63%.  As shown by the following table, the bank’s capital exceeded the minimum capital requirements at September 30, 2009:

(dollars in thousands)	Actual		For capital adequacy purposes		To be well- capitalized
Landmark National Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage	$57,514	9.71%	$23,700	4.0%	$29,624	5.0%
Tier 1 Capital	$57,514	14.40%	$15,982	4.0%	$23,972	6.0%
Total Risk Based Capital	$62,453	15.63%	$31,963	8.0%	$39,954	10.0%

Average Assets/Liabilities.  The following tables set forth information relating to average balances of interest-earning assets and liabilities for the three and nine months ended September 30, 2009 and 2008.  The following tables reflect the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	September 30, 2009			September 30, 2008
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$186,316	$1,987	4.23%	$172,133	$2,083	4.82%
Loans (2)	359,839	5,144	5.67%	379,547	5,979	6.27%

Total interest-earning assets	546,155	7,131	5.18%	551,680	8,062	5.81%
Non-interest-earning assets	62,391			59,768

Total	$608,546			$611,448

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$219,699	$1,232	2.22%	$219,393	$1,862	3.38%
Money market and NOW accounts	153,167	151	0.39%	140,912	376	1.06%
Savings accounts	28,884	18	0.25%	27,916	21	0.30%
Total deposits	401,750	1,401	1.38%	388,221	2,259	2.32%
FHLB advances and other borrowings	90,277	793	3.48%	111,649	984	3.51%

Total interest-bearing liabilities	492,027	2,194	1.77%	499,870	3,243	2.58%
Non-interest-bearing liabilities	63,267			61,362
Stockholders' equity	53,252			50,216
Total	$608,546			$611,448

Interest rate spread (3)			3.41%			3.23%
Net interest margin (4)		4,937	3.59%		4,819	3.47%
Tax equivalent interest – imputed		329	0.24%		299	0.22%
Net interest income		$4,608	3.35%		$4,520	3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities		111.0%			110.4%

(1)
Income on investment securities includes all securities, including interest bearing deposits in other financial institutions.  Income on tax exempt securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2009			September 30, 2008
(Dollars in thousands)	Average balance	Interest	Average annual yield/rate	Average balance	Interest	Average annual yield/rate
ASSETS:
Interest-earning assets:
Investment securities (1)	$184,506	$5,988	4.34%	$170,838	$6,272	4.90%
Loans (2)	363,533	15,615	5.74%	380,055	18,851	6.63%

Total interest-earning assets	548,039	21,603	5.27%	550,893	25,123	6.09%
Non-interest-earning assets	61,081			59,922

Total	$609,120			$610,810

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Certificates of deposit	$218,318	$4,047	2.48%	$224,570	$6,482	3.86%
Money market and NOW accounts	154,328	493	0.43%	143,843	1,453	1.35%
Savings accounts	28,550	58	0.27%	27,129	61	0.30%
Total deposits	401,196	4,598	1.53%	395,542	7,996	2.70%
FHLB advances and other borrowings	94,010	2,483	3.53%	104,422	2,792	3.57%

Total interest-bearing liabilities	495,206	7,081	1.91%	499,964	10,788	2.88%
Non-interest-bearing liabilities	61,374			59,971
Stockholders' equity	52,540			50,880
Total	$609,120			$610,815

Interest rate spread (3)			3.36%			3.21%
Net interest margin (4)		14,522	3.54%		14,335	3.48%
Tax equivalent interest – imputed		963	0.23%		881	0.21%
Net interest income		$13,559	3.31%		$13,454	3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities		110.7%			110.2%

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

Rate/Volume Table.  The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for the quarter and nine months ended September 30, 2009 as compared the quarter and nine months ended September 30, 2008.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended September 30, 2009 compared with the same period of 2008			Nine months ended September 30, 2009 compared with the same period in 2008
	Increase/(Decrease) Attributable to			Increase/(Decrease) Attributable to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Investment securities	$117	$(214)	$(97)	$383	$(667)	$(284)
Loans	(285)	(550)	(835)	(712)	(2,524)	(3,236)
Total	(168)	(764)	(932)	(329)	(3,191)	(3,520)
Interest expense:
Deposits	45	(903)	(858)	64	(3,462)	(3,398)
Borrowings	(184)	(7)	(191)	(280)	(29)	(309)
Total	(139)	(910)	(1,049)	(216)	(3,491)	(3,707)
Net interest income	$(29)	$146	$117	$(113)	$300	$187

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2009, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$1,483	7.5%
100 basis point rising	$785	4.0%
100 basis point falling	$(603)	(3.0)%

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

LANDMARK BANCORP, INC.

Date: November 12, 2009	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: November 12, 2009	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer