Form 10-K
period 2009-12-31
LANDMARK BANCORP INC
filed 2010-03-26
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For transition period from __________ to ___________

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
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐  Accelerated filer  ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller Reporting Company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38.2 million.  At March 24, 2010, the total number of shares of common stock outstanding was 2,504,265.
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2010, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.
2009 Form 10-K Annual Report
Table of Contents

PART I

PART I.

ITEM 1.	BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of Delaware.  Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company.  As of December 31, 2009, the Company had $584.2 million in consolidated total assets.

The Company is headquartered in Manhattan, Kansas and has expanded its geographic presence through acquisitions in the past several years.  In May 2009, the Company acquired a second branch in Lawrence, Kansas.  Effective January 1, 2006, the Company completed the acquisition of First Manhattan Bancorporation, Inc. (“FMB”), the holding company for First Savings Bank F.S.B.  In conjunction with the transaction, FMB was merged into the Bank (the “2006 Acquisition”). In August 2005, the Company acquired 2 branches in Great Bend, Kansas. Effective April 1, 2004, the Company acquired First Kansas Financial Corporation (“First Kansas”), the holding company for First Kansas Federal Savings Association (“First Kansas Federal”).  In conjunction with the transaction, First Kansas was merged into the Bank (the “2004 Acquisition”).  Effective October 9, 2001, Landmark Bancshares, Inc., the holding company for Landmark Federal Savings Bank, and MNB Bancshares, Inc., the holding company for Security National Bank, completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. (the “2001 Merger”).  In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank.

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

Market Area

The Bank’s primary deposit gathering and lending markets are geographically diversified with locations in eastern, central, and southwestern Kansas.  The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base.  The Bank’s markets have not been immune to the effects of the recent economic downturn.  To varying degrees, the Bank’s markets have experienced either flat or declining real estate values, falling consumer confidence, increased unemployment, and decreased consumer spending.  However, the economic and credit crises have so far been less severe in Kansas than many markets across the U.S. have experienced.  A brief description of these three geographic areas and the communities which the Bank serves within these communities is summarized below.

Shawnee, Douglas, Miami, Osage, and Bourbon counties are located in eastern Kansas and encompass the Bank locations in Topeka, Auburn, Lawrence, Paola, Louisburg, Osawatomie, Osage City, and Fort Scott.  Shawnee County’s market, which encompasses the Bank locations in Topeka and Auburn, is strongly influenced by the State of Kansas, City of Topeka, two regional hospitals and several major private firms and public institutions.  The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas, in addition to several private industries and businesses in the community.  The communities of Paola, Louisburg, and Osawatomie, located within Miami County, are influenced by the Kansas City market resulting in housing growth and small private industries and business.  Additionally, the Osawatomie State Hospital is a major government employer within the county.  Bourbon and Osage Counties are primarily agricultural with small private industries and business firms, while Bourbon County is also influenced by a regional hospital and Fort Scott Community College.

Bank locations within central Kansas include the communities of Manhattan within Riley County, Wamego which is located within Pottawatomie County, Junction City which is located in Geary County, Great Bend and Hoisington within Barton County, and LaCrosse located in Rush County.  The Riley, Pottawatomie and Geary County economies are significantly impacted by employment at Fort Riley Military Base and Kansas State University, the second largest university in Kansas, which is located in Manhattan.  Several private industries and businesses are also located within these counties.  Agriculture, oil, and gas are the predominant industries in Barton County.  Additionally, manufacturing and service industries also play a key role within this central Kansas market.  LaCrosse, located within Rush County, is primarily an agricultural community with an emphasis on crop and livestock production.

The Bank’s southwestern Kansas branches are located in the cities of Dodge City and Garden City, which reside in Ford County and Finney County, respectively.  The counties of Ford and Finney were founded on agriculture, which continues to play a major role in the economy.  Predominant activities involve crop production, feed lot operations, and food processing.   Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry.  Both Dodge City and Garden City are recognized as regional commercial centers within the state with small business, manufacturing, retail, and service industries having a significant influence upon the local economies.  Additionally, each community has a community college which also attracts a number of individuals from the surrounding area to live within the community to participate in educational programs and pursue a degree.

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

Employees

At December 31, 2009, the Bank had a total of 223 employees (208 full time equivalent employees).  The Company has no direct employees.  Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan.  Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

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

Real Estate Lending.  Commercial, residential, construction and multi-family real estate loans represent the largest class of loans of the Bank.  Generally, residential loans retained in portfolio are variable rate with adjustment periods of five years or less and amortization periods of either 15 or 30 years.  Commercial real estate loans, including agricultural real estate, generally have amortization periods of 15 or 20 years.  The Bank has a security interest in the borrower’s real estate.  The Bank also generates long-term, fixed-rate residential real estate loans which are sold in the secondary market.  Commercial real estate, construction and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property.  Commercial real estate, including agricultural real estate loans, are also supported by an analysis demonstrating the borrower’s ability to repay.  Residential loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing.

Consumer and Other Lending.  Loans classified as consumer and other loans include automobile, boat, home improvement and home equity loans, the latter two secured principally through second mortgages.  With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing.  The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral.  The majority of these loans are installment loans with fixed interest rates.  Home improvement and home equity loans are generally secured by a second mortgage on the borrower’s personal residence and, when combined with the first mortgage, limited to 80% of the value of the property unless further protected by private mortgage insurance.  The home improvement loans are generally made for terms of five to seven years with fixed interest rates.  The home equity loans are generally made for terms of ten years on a revolving basis with the interest rates adjusting monthly tied to the national prime interest rate.

Loan Origination and Processing

Loan originations are derived from a number of sources.  Residential loan originations result from real estate broker referrals, direct solicitation by the Bank’s loan officers, present depositors and borrowers, referrals from builders and attorneys, walk-in customers and, in some instances, other lenders. Consumer and commercial real estate loan originations emanate from many of the same sources. Residential loan applications are underwritten and closed based upon standards which generally meet secondary market guidelines.  The average loan is less than $500,000.

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

The difficult economic and credit environments experienced in 2009 and 2008 have materially impacted our commercial and commercial real estate loan origination and processing as a result of decreased loan demand that met our credit standards.  In several of our markets there is an oversupply of newly constructed, speculative residential real estate properties and developed vacant lots.  As a result of these issues we have severely curtailed land development and construction lending.  We do not expect this type of lending to be resumed until the economic outlook improves and the supply and demand of residential housing and vacant developed lots is in balance.  The economic downturn has also caused us to increase our underwriting requirements on other types of loans to insure borrowers can meet repayment requirements in the current economic environment.

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of FDIC-insured deposits and depositors of the Bank, rather than stockholders.  In addition to this generally applicable regulatory framework, turmoil in the credit markets in recent years has prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury invests.

The following is a summary of the material elements of the regulatory framework that currently applies to the Company and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Additionally, in response to the global financial crisis that began in 2007, various legislative and regulatory proposals have been issued addressing, among other things, the restructuring of the federal bank regulatory system, more stringent regulation of consumer products such as mortgages and credit cards, and safe and sound compensation practices. At this time, the Company is unable to determine whether any of these proposals will be adopted as proposed.  As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which consists of other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2009, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008.  Events in the U.S. and global financial markets over the past several years, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.  On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions.  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The Company was preliminarily approved but elected not to participate in the CPP.

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

Additionally, as a bank holding company, the Company’s ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require the Company to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred securities) in light of the Company’s earnings, capital adequacy and financial condition.  As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations.  The Bank is a member of the Federal Reserve System and the Federal Home Loan Bank System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.

Furthermore, as a result of the increased volume of bank failures in 2008 and 2009, on May 22, 2009, the FDIC approved a final rule imposing a special assessment on all depository institutions whose deposits are insured by the FDIC.  This one-time special assessment was imposed on institutions in the second quarter, and was collected on September 30, 2009.  Pursuant to the final rule, the FDIC imposed on the Bank a special assessment in the amount of $277,000, which was due and payable on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 30, 2009, the Bank paid the FDIC $2.8 million in prepaid assessments.  The FDIC determined each institution’s prepaid assessment based on the institution’s: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011.  The FDIC will begin to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FDIC Temporary Liquidity Guarantee Program.  In conjunction with Treasury’s actions to address the credit and liquidity crisis in financial markets, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program.  One component of the Temporary Liquidity Guarantee Program is the Transaction Account Guarantee Program, which temporarily provides participating institutions with unlimited deposit insurance coverage for non-interest bearing and certain low-interest bearing transaction accounts maintained at FDIC insured institutions.  All institutions that did not opt out of the Transaction Account Guarantee Program were subject to a 10 basis point per annum assessment on amounts in excess of $250,000 in covered transaction accounts through December 31, 2009.  On August 26, 2009, the FDIC extended the Transaction Account Guarantee Program for an additional six months through June 30, 2010.  Beginning January 1, 2010, the assessment levels increased to 15 basis points, 20 basis points or 25 basis points per annum, based on the risk category to which an institution is assigned for purposes of the risk-based premium system.  The Bank did not opt out of the six-month extension of the Transaction Account Guarantee Program.  As a result, the Bank, like every other FDIC-insured depository institution in the United States that did not opt out of the Transaction Account Guarantee Program, is incurring fees on amounts in excess of $250,000 in covered transaction accounts.

FICO Assessments.  The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance.  During 2009, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition.  During 2009, the Bank paid supervisory assessments to the OCC totaling $149,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  Under federal regulations, the Bank is subject to the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, OCC regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.”  Under OCC regulations, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2009: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.  As of December 31, 2009, approximately $3.0 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by the Bank if the OCC determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company, on investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Federal Reserve System.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.335 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  As of December 31, 2099, the Bank was in compliance with the foregoing requirements.

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

STATISTICAL DATA

The Company has a fiscal year ending on December 31.  The information presented in this annual report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2009.

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

	Years Ended December 31,
	2009 vs 2008			2008 vs 2007
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Investment securities	$979	$(1,402)	$(423)	$548	$(358)	$190
Loans	(1,144)	(2,700)	(3,844)	(360)	(3,641)	(4,001)
Total	(165)	(4,102)	(4,267)	188	(3,999)	(3,811)
Interest expense:
Deposits	194	(4,271)	(4,077)	(209)	(3,400)	(3,609)
Other borrowings	(452)	-	(452)	654	(1,298)	(644)
Total	(258)	(4,271)	(4,529)	445	(4,698)	(4,253)
Net interest income	$93	$169	$262	$(257)	$699	$442

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2009, 2008 and 2007.  This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2009			Year ended December 31, 2008			Year ended December 31, 2007
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$185,578	$7,876	4.24%	$170,011	$8,299	4.88%	$157,376	$8,109	5.15%
Loans receivable, net (2)	359,940	20,690	5.75%	375,208	24,534	6.49%	383,078	28,535	7.45%
Total interest-earning assets	545,518	28,566	5.24%	548,219	32,833	5.99%	540,454	36,644	6.78%
Non-interest-earning assets	61,135			59,715			60,689
Total	$606,653			$607,934			$601,143

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$215,159	$5,101	2.37%	$221,412	$8,075	3.65%	$237,831	$10,656	4.48%
Money market and NOW accounts	155,142	643	0.41%	142,968	1,741	1.22%	132,813	2,769	2.08%
Savings accounts	28,684	76	0.26%	27,081	81	0.30%	27,048	81	0.30%
FHLB advances and other borrowings	92,855	3,266	3.52%	105,544	3,718	3.52%	94,171	4,362	4.63%
Total interest-bearing liabilities	491,840	9,086	1.85%	497,005	13,615	2.74%	491,863	17,868	3.63%
Non-interest-bearing liabilities	61,852			60,211			59,146
Stockholders' equity	52,961			50,718			50,134
Total	$606,653			$607,934			$601,143

Interest rate spread (3)			3.39%			3.25%			3.15%
Net interest margin (4)		$19,480	3.57%		$19,218	3.51%		$18,776	3.47%
Tax equivalent interest - imputed		1,300			1,186			1,093
Net interest income		$18,180			$18,032			$17,683

Ratio of average interest-earning assets to average interest-bearing liabilities		111%			110%			110%

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

Investment Securities.  The following table sets forth the carrying value of the Company’s investment securities at the dates indicated.  None of the investment securities held as of December 31, 2009 were issued by an individual issuer in excess of 10% of the Company’s stockholders’ equity, excluding the securities of U.S. federal agency obligations.  The Company’s federal agency obligations consist of obligations of U.S. government sponsored enterprises, primarily the FHLB.  The Company’s mortgage backed securities portfolio consisted of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.  The Company’s investments in certificates of deposits consisted of FDIC insured certificates of deposits with other financial institutions.

	As of December 31,
	2009	2008	2007
	(Dollars in thousands)
Investment Securities:
U.S. federal agency obligations	$19,090	$29,514	$48,708
Municipal obligations tax-exempt	68,859	64,309	62,113
Municipal obligations taxable	1,343	-	-
Mortgage-backed securities	64,695	56,582	36,216
Common stock	865	1,074	1,122
Pooled trust preferred securities	261	740	2,493
Certificates of deposits	6,515	10,026	5,227
Total available-for-sale, at fair value	$161,628	$162,245	$155,879

FHLB stock	6,237	7,303	7,099
FRB stock	1,754	1,749	1,746
Total other securities, at cost	$7,991	$9,052	$8,845

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio, excluding common stocks, as of December 31, 2009.  Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate.  The table includes scheduled principal payments and estimated prepayments for mortgage-backed securities, where actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2009
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. federal agency obligations	$10,972	4.01%	$7,060	2.67%	$1,058	5.50%	$-	0.00%	$19,090	3.60%
Municipal obligations tax exempt	1,706	5.03%	17,369	5.11%	29,303	5.76%	20,481	6.15%	68,859	5.69%
Municipal obligations taxable	110	3.25%	1,233	2.31%	-	0.00%	-	0.00%	1,343	2.39%
Mortgage-backed securities	5,415	4.10%	56,876	3.97%	1,249	4.38%	1,155	3.27%	64,695	3.98%
Pooled trust preferred securities	-	0.00%	-	0.00%	-	0.00%	261	2.05%	261	2.05%
Certificates of deposits	265	2.35%	6,250	1.54%	-	0.00%	-	0.00%	6,515	1.57%
Total	$18,468	4.10%	$88,788	3.90%	$31,610	5.70%	$21,897	5.95%	$160,763	4.55%

III.	Loan Portfolio

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance
Real estate loans:
One-to-four family residential	$98,333	$112,815	$126,459	$151,300	$114,935
Commercial	106,470	105,488	94,885	81,298	66,358
Construction and land	36,864	41,107	46,260	50,616	24,083
Commercial loans	98,213	101,976	103,099	90,758	63,494
Consumer loans	7,884	7,937	9,164	9,596	8,842
Total gross loans	347,764	369,323	379,867	383,568	277,712
Deferred loan fees/(costs) and loans in process	442	320	462	(214)	5
Allowance for loan losses	(5,468)	(3,871)	(4,172)	(4,030)	(3,151)
Loans, net	$342,738	$365,772	$376,157	$379,324	$274,566

Percent of total
Real estate loans:
One-to-four family residential	28.3%	30.5%	33.3%	39.4%	41.4%
Commercial	30.6%	28.6%	25.0%	21.2%	23.9%
Construction and land	10.6%	11.1%	12.2%	13.2%	8.7%
Commercial loans	28.2%	27.6%	27.1%	23.7%	22.9%
Consumer loans	2.3%	2.2%	2.4%	2.5%	3.1%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2009.  The table does not include unscheduled prepayments.

	As of December 31, 2009
	< 1 year	1-5 years	> 5 years	Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$15,692	$50,397	$32,244	$98,333
Commerical	13,959	49,595	42,916	106,470
Construction and land	31,030	4,041	1,793	36,864
Commercial	61,793	32,085	4,335	98,213
Consumer	3,730	3,950	204	7,884
Total gross loans	$126,204	$140,068	$81,492	$347,764

The following table sets forth the dollar amount of all loans due after December 31, 2010 and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2009
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$27,675	$54,966	$82,641
Commerical	24,055	68,456	92,511
Construction and land	1,651	4,183	5,834
Commercial	20,773	15,647	36,420
Consumer	3,725	429	4,154
Total gross loans	$77,879	$143,681	$221,560

Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”).  Under the original terms of the Company’s non-accrual loans as of December 31, 2009, interest earned on such loans for the years ended December 31, 2009, 2008 and 2007 would have increased interest income by $794,000, $252,000 and $520,000, respectively.

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Total non-accrual loans	$11,830	$5,748	$10,037	$3,567	$3,332
Accruing loans over 90 days past due	-	-	-	-	-
Nonperforming investments, at fair value	261	-	-	-	-
Real estate owned	1,129	1,934	492	456	749
Total nonperforming assets	$13,220	$7,682	$10,529	$4,023	$4,081

Total nonperforming loans to total loans, net	3.5%	1.6%	2.7%	0.9%	1.2%
Total nonperforming assets to total assets	2.3%	1.3%	1.7%	0.7%	0.9%
Allowance for loan losses to nonperforming loans	46.2%	67.3%	41.5%	113.0%	94.6%

The Company’s non-accrual loans increased from $5.7 million at December 31, 2008 to $11.8 million at December 31, 2009.  The increase in non-accrual loans was primarily the result of two loan relationships that were placed on non-accrual status during 2009.  These two loans consisted of a $4.2 million construction loan and a $2.4 million commercial agriculture loan.  The Company’s non-accrual loans declined to $5.7 million at December 31, 2008 from $10.0 million as of December 31, 2007.  The decline during 2008 was primarily the result of the collection of the outstanding balances of two loan relationships totaling $3.0 million and increased charge-offs of balances in non-accrual at December 31, 2007.  As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate and construction relationships.  This aggressive loan portfolio management, combined with the current economic recession, has led to an increase in our real estate owned.  As discussed in more detail in the “Asset Quality and Distribution” section, we believe the Company’s allowance for loan losses is adequate based on the Company’s evaluation of the loan portfolio’s inherent risk as of December 31, 2009.

IV.	Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balances at beginning of year	$3,871	$4,172	$4,030	$3,151	$2,894
Provision for loan losses	3,300	2,400	255	235	385
Allowance of merged bank	-	-	-	891	-
Charge-offs:
Real estate loans:
One-to-four family residential	(153)	(1,443)	(16)	(23)	(25)
Commercial	(17)	-	-	(55)	-
Construction and land	(330)	(453)	(29)	-	-
Commercial	(1,404)	(728)	(12)	(3)	(37)
Consumer	(122)	(145)	(147)	(258)	(160)
Total charge-offs	(2,026)	(2,769)	(204)	(339)	(222)
Recoveries:
Real estate loans:
One-to-four family residential	9	4	4	5	5
Commercial	-	-	-	1	-
Construction and land	200	-	-	-	-
Commercial	72	9	25	25	59
Consumer	42	55	62	61	30
Total recoveries	323	68	91	92	94
Net charge-offs	(1,703)	(2,701)	(113)	(247)	(128)
Balances at end of year	$5,468	$3,871	$4,172	$4,030	$3,151

Allowance for loan losses as a percent of total gross loans outstanding	1.57%	1.05%	1.10%	1.05%	1.13%
Net loans charged off as a percent of average net loans outstanding	0.48%	0.72%	0.03%	0.06%	0.05%

Net loan charge-offs for the year ended December 31, 2009 were $1.7 million compared to $2.7 million for the year ended December 31, 2008.  Net loan charge-offs declined in 2009 as the result of the timing of the collection process on non-performing loans as the Company pursues recovery options prior to charging off a loan.  Net loan charge-offs for the year ended December 31, 2008 were $2.7 million compared to $113,000 for the year ended December 31, 2007.  The increased net loan charge-offs during 2009 and 2008 were primarily related to loans for which the Company had previously provided a specific loss reserve allocation.  Commercial loan charge-offs increased during 2009 as the result of a commercial loan relationship that was liquidated in bankruptcy.  The significant increase in the 2008 one-to-four family residential charge-offs is primarily from the liquidation of a pool of non-owner occupied, one-to-four family residential loans, made to a single entity in the Kansas City, Missouri area.  The loans were secured by houses located in deteriorating neighborhoods and originally obtained as part of an acquisition and are not representative of the quality and performance of the remaining one-to-four family residential mortgage loan portfolio.  The loans were sold in early 2009 at a price that had an immaterial impact on earnings.

The distribution of the Company’s allowance for losses on loans at the dates indicated and the percent of loans in each category to total loans is summarized in the following table.  This allocation reflects management’s judgment as to risks inherent in the types of loans indicated, but in general, the Company’s total allowance for loan losses included in the table is not restricted and is available to absorb all loan losses.  The amount allocated in the following table to any category should not be interpreted as an indication of expected actual charge-offs in that category.

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$625	28.3%	$672	30.5%	$1,189	33.3%	$827	39.4%	$722	41.4%
Commercial	1,042	30.6%	730	28.6%	640	25.0%	823	21.2%	882	23.9%
Construction and land	1,326	10.6%	833	11.1%	879	12.2%	834	13.2%	384	8.7%
Commercial	2,389	28.2%	1,507	27.6%	1,191	27.1%	1,308	23.7%	941	22.9%
Consumer	86	2.3%	129	2.2%	273	2.4%	238	2.5%	222	3.1%
Total	$5,468	100.0%	$3,871	100.0%	$4,172	100.0%	$4,030	100.0%	$3,151	100.0%

The decline in the allocation of the allowance for losses on loans to one-to-four family residential loans since December 31, 2007 is primarily the result of the decline in the outstanding balances in our one-to-four family residential loan portfolio and also from the 2008 charge-off associated with one loan relationship on a pool of non-owner occupied, one-to-four family residential loans in the Kansas City, Missouri area which had a specific reserve associated with the balance at December 31, 2007.  The increases in the allocation for commercial real estate, construction and land and commercial allowance for losses on loans, was related primarily to declines in the estimated fair value of certain collateral dependent impaired loans, increased historical charge-offs and management’s judgment to increase the risk factors used to determine the allowance for loan losses.  The allowance for losses on loans is discussed in more detail in the “Nonperforming Assets” and “Asset Quality and Distribution” sections.  We believe the Company’s allowance for loan losses continues to be adequate based on the Company’s evaluation of the loan portfolio’s inherent risk as of December 31, 2009.

V.	Deposits

The following table presents the maturities of jumbo certificates of deposit (amounts of $100,000 or more) at December 31, 2009 and 2008:

(Dollars in thousands)	As of December 31,
	2009	2008
Three months or less	$15,799	$17,745
Over three months through six months	8,214	11,126
Over six months through 12 months	13,925	13,524
Over 12 months	10,484	7,570
Total	$48,422	$49,965

VI.	Return on Equity and Assets

	As of or for the years ended December 31,
	2009	2008	2007
Return on average assets	0.54%	0.75%	0.90%
Return on average equity	6.18%	8.98%	10.78%
Equity to total assets	9.23%	8.54%	8.62%
Dividend payout ratio	55.3%	38.1%	32.7%

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reductions in general business activity.  Financial institutions have also generally experienced decreased access to certain liquidity sources.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, results of operations and financial condition.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•	we potentially face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;
•	customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates;
•
the process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process;

•	the value of the portfolio of investment securities that we hold may be adversely affected;
•
we may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits; and

•	declines in our stock price, as well as changes to other risk factors discussed herein, could result in impairment of our goodwill which would have an adverse effect on our earnings.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

United States federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis.  To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets.  There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009.  With authority granted under these laws, the U.S. Treasury has proposed a financial stability plan that is intended to:

•	invest in financial institutions and purchase troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the United States financial markets;
•
temporarily increase the limit on FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009 (which was extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009); and

•	provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.

Numerous other actions have been taken by the United States Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis that has followed the subprime mortgage crisis that commenced in 2007, including the financial stability plan adopted by the U.S. Treasury.  In addition, President Obama announced a financial regulatory reform proposal, and the House and Senate are expected to consider competing proposals over the coming years.

There can be no assurance that the financial stability plan proposed by the U.S. Treasury, the other proposals under consideration or any other legislative or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, results of operations, financial condition and the trading prices of our securities.

Negative developments in the financial industry and the credit markets may subject us to additional regulation.

As a result of ongoing challenges facing the United States economy, the potential exists for new laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio.  Additionally, our Board of Directors regularly monitors the adequacy of our allowance for loan loses.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2009 and 2008, our allowance for loan losses as a percentage of total loans was 1.57% and 1.05%, respectively, and as a percentage of total non-performing loans was 46.2% and 67.3%, respectively.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.  The increased levels of provision for loan losses experienced during 2009 and 2008, as compared to historical levels, may continue for some period of time.

Declines in value may adversely impact the carrying amount of our investment portfolio and result in other-than-temporary impairment charges.

As of December 31, 2009, we had three investments in pooled trust preferred securities with an aggregate par value of $2.5 million and book value of $1.5 million after recording other-than-temporary impairment charges of $961,000 in 2009.  The remaining unrealized non-credit related losses on these securities totaled approximately $1.3 million at December 31, 2009.  We may be required to record additional impairment charges on our investment securities if they suffer further declines in value that are considered other-than-temporary.  If the credit quality of the securities in our investment portfolio further deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments.  Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009, and we expect to pay higher FDIC premiums in the future.  Bank failures have significantly depleted the FDIC's Deposit Insurance Fund and reduced the Deposit Insurance Fund's ratio of reserves to insured deposits.  The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums.  On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution's assessment base for the second quarter of 2009, collected on September 30, 2009.  Additionally, on November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  Additional special assessments may be imposed by the FDIC for future periods.

We participate in the FDIC's Temporary Liquidity Guarantee Program, or TLG, for non-interest-bearing transaction deposit accounts.  Banks that participate in the TLG's non-interest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance.  To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions.  The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well.  The TLG was scheduled to end December 31, 2009, but the FDIC has extended it to June 30, 2010 at an increased charge of 15 to 25 basis points beginning January 1, 2010, depending on the depository institution's risk assessment category rating assigned with respect to regular FDIC assessments if the institution elects to remain in the TLG.  These changes have caused the premiums and TLG assessments charged by the FDIC to increase.  These actions have increased our noninterest expense in 2009 and are expected to increase our costs for the foreseeable future.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $98.3 million and $112.8 million, or 28.3% and 30.5%, of our loan portfolio at December 31, 2009 and 2008, respectively. These loans are secured primarily by properties located in the state of Kansas.  Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio.  While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio.  This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates.  These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.  Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

Commercial loans comprised $98.2 million and $102.0 million, or 28.2% and 27.6%, of our loan portfolio at December 31, 2009 and 2008, respectively.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, or machinery.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our agricultural loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2009 and 2008, agricultural real estate loans totaled $7.0 million and $7.2 million, or 2.0% and 1.9% of our total loan portfolio, respectively.  Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.  If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean.  Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2009 and 2008, these loans totaled $31.2 million and $36.0 million, respectively, or 9.0% and 9.7% respectively, of our total loan portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.  Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops.  We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops.  Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

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

As part of our general strategy, we may acquire banks, branches and related businesses that we believe provide a strategic fit with our business.  In the past, we have acquired a number of local banks and branches and, to the extent that we continue to grow through future acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:
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

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates.  At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates.  As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity.  We measure interest rate risk under various rate scenarios and using specific criteria and assumptions.  A summary of this process, along with the results of our net interest income simulations is presented in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”  Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department.  However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.  Most of our loans are commercial, real estate, or agriculture loans, each of which is subject to distinct types of risk.  To reduce the lending risks we face, we generally take a security interest in borrowers’ property for all three types of loans.  In addition, we sell certain residential real estate loans to third parties.  Nevertheless, the risk of non-payment is inherent in all three types of loans and if we are unable to collect amounts owed, it may materially affect our operations and financial performance.

For a more complete discussion of our lending activities see Part 1 of Item 1 of this Annual Report on Form 10-K.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial, construction, and residential) is a large portion of our loan portfolio. These categories were $241.7 million, or approximately 69.5% of our total loan portfolio as of December 31, 2009, as compared to $259.4 million, or approximately 70.2%, as of December 31, 2008.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.  In particular, if the declines in values that have occurred in the residential and commercial real estate markets worsen, particularly within our market area, the value of collateral securing our real estate loans could decline further.  In light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience additional deterioration resulting from the downturn in credit performance by our real estate loan customers.

Our anticipated pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

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

Attractive acquisition opportunities may not be available to us in the future.

We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions.  This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals.  If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests.  Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals.  Any acquisition could be dilutive to our earnings and stockholders' equity per share of our common stock.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency as well as enables financial institutions to reduce costs.  Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area.  Many of our larger competitors have substantially greater resources to invest in technological improvements.  As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage.  Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

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

The Company owns its main office in Manhattan, Kansas and 17 branch offices and leases three branch offices.  The Company also leases a parking lot for one of the branch offices it owns.

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

ITEM 4.	RESERVED

PART II.

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol "LARK" since 2001. At December 31, 2009, the Company had approximately 1,085 stockholders, consisting of approximately 375 owners of record and approximately 710 beneficial owners of our common stock.  Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years.  Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2009 and 2008.

Year ended December 31, 2009	High	Low	Cash dividends paid
First Quarter	$19.51	$12.61	$0.1810
Second Quarter	16.41	13.76	0.1810
Third Quarter	15.47	14.30	0.1810
Fourth Quarter	$15.51	$14.01	$0.1810

Year ended December 31, 2008	High	Low	Cash dividends paid
First Quarter	$23.58	$21.53	$0.1723
Second Quarter	22.66	20.17	0.1723
Third Quarter	20.18	14.42	0.1723
Fourth Quarter	$19.50	$15.88	$0.1723

The Company’s ability to pay dividends is largely dependent upon the dividends it receives from the Bank.  The Company and the Bank are subject to regulatory limitations on the amount of cash dividends it may pay.  See “Business – Supervision and Regulation – The Company – Dividend Payments” and “Business - Supervision and Regulation – The Bank – Dividend Payments” for a more detailed description of these limitations.

In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our outstanding common stock.  Unless terminated earlier by resolution of the Board of Directors, the May 2008 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.  As of December 31, 2009 there were 108,006 shares remaining to repurchase under the plan.  The Company did not repurchase any shares pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$584,167	$602,214	$606,455	$590,568	$465,110
Loans	342,738	365,772	376,157	379,324	274,566
Investment securities	169,619	171,297	164,724	145,884	140,131
Cash and cash equivalents	12,379	13,788	14,739	14,752	21,491
Deposits	438,595	439,546	452,652	444,485	331,273
Borrowings	82,183	104,366	93,088	90,416	85,258
Stockholders’ equity	$53,895	$51,406	$52,296	$49,236	$44,073

Selected Operating Data:
Interest income	$27,266	$31,647	$35,551	$34,395	$22,124
Interest expense	9,086	13,615	17,868	15,639	8,957
Net interest income	18,180	18,032	17,683	18,756	13,167
Provision for loan losses	3,300	2,400	255	235	385
Net interest income after provision for loan losses	14,880	15,632	17,428	18,521	12,782
Non-interest income	8,436	7,045	5,916	7,213	5,009
Investment securities gains (losses), net	(952)	497	-	(300)	47
Non-interest expense	18,946	17,511	16,639	17,345	12,282
Earnings before income taxes	3,418	5,663	6,705	8,089	5,556
Income tax expense	146	1,110	1,303	2,079	1,659
Net earnings	$3,272	$4,553	$5,402	$6,010	$3,897
Earnings per share (1):
Basic	$1.31	$1.81	$2.02	$2.22	$1.44
Diluted	1.31	1.80	2.00	2.21	1.43
Dividends per share (1)	0.72	0.69	0.66	0.57	0.53
Book value per common share outstanding (1)	$21.65	$20.64	$19.75	$18.22	$16.23

Other Data:
Return on average assets	0.54%	0.75%	0.90%	1.01%	0.87%
Return on average equity	6.18%	8.98%	10.78%	13.01%	9.04%
Equity to total assets	9.23%	8.54%	8.62%	8.34%	9.48%
Net interest rate spread (2)	3.39%	3.25%	3.15%	3.35%	2.99%
Net interest margin (2)	3.57%	3.51%	3.47%	3.62%	3.26%
Non-performing assets to total assets	2.27%	1.28%	1.74%	0.68%	0.88%
Non-performing loans to net loans	3.45%	1.57%	2.67%	0.94%	1.21%
Allowance for loan losses to total loans	1.57%	1.05%	1.10%	1.05%	1.13%
Dividend payout ratio	55.27%	38.10%	32.70%	26.17%	37.14%
Number of full service banking offices	21	20	20	20	17

**Our selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements, including the related notes.
(1)   All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2009, 2008, 2007, 2006 and 2005.
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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  While net interest income increased during 2009 as compared to 2008, our results were affected by certain non-interest related items, including an increase in the provision for loan losses as compared to 2008.  Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities.  Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance costs, data processing expenses and provision for loan losses.

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

Currently, our business consists of ownership of Landmark National Bank, with its main office in Manhattan, Kansas and twenty branch offices in eastern, central and southwestern Kansas.  On May 8, 2009, the Company’s subsidiary, Landmark National Bank, completed the acquisition of a second branch office in Lawrence, Kansas.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those, which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management.

We perform periodic and systematic detailed reviews of our lending portfolio to assess overall collectability.  The level of the allowance for loan losses reflects our estimate of the collectability of the loan portfolio.  While these estimates are based on substantive methods for determining allowance requirements, nevertheless, actual outcomes may differ significantly from estimated results.  Additional explanation of the methodologies used in establishing this reserve are provided in the “Asset Quality and Distribution” section.

The Company has classified its investment securities portfolio as available-for-sale, with the exception of certain investments held for regulatory purposes.  The Company carries its available-for-sale investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available.  These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company.  When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances.  These valuation methods typically involve estimated cash flows and other financial modeling techniques.  Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations.  Fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs).  Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity until realized.  Purchased premiums and discounts on investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method.  Gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

The Company performs quarterly reviews of the investment portfolio to determine if any investment securities have any declines in fair value which might be considered other-than-temporary.  The initial review begins with all securities in an unrealized loss position.  The Company’s assessment of other-than-temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made.  The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  As of January 1, 2009, the Company early adopted the guidance on other-than-temporary impairments in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320 “Investments - Debt and Equity Securities,” which changed the accounting for other- than-temporary impairments of debt securities and separates the impairment into credit-related and other factors for debt securities.  Any credit-related impairments are realized through a charge to earnings.  If an equity security is determined to be other-than-temporarily impaired, the entire impairment is realized through a charge to earnings.

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

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate.  The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions.  The Company considers the result from each these valuation methods in determining the implied fair value of its goodwill.  A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value.  During the first quarter of 2009, the decline in the Company’s market capitalization coupled with the market conditions in the financial services industry, constituted a triggering event which required an impairment test to be performed.  The Company performed impairment tests as of March 31, 2009 and December 31, 2009 by comparing the implied fair value of the Company’s single reporting unit to its carrying value.  Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit.  The Company’s impairment tests as of March 31, 2009 and December 31, 2009 indicate that goodwill as of these dates was not impaired.  The Company can make no assurances that future impairment tests will not result in goodwill impairments.

Intangible assets include core deposit intangibles and mortgage servicing rights.  Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value.  Mortgage servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets, primarily one-to-four family real estate loans and are recorded at the lower of amortized cost or estimated fair value.  Mortgage servicing rights are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are recorded at the lower of amortized cost or estimated fair value, and are evaluated for impairment based upon the fair value of the retained rights as compared to amortized cost.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns.  On January 1, 2007 the Company adopted the revised accounting guidance on accounting for uncertainty in income taxes, in which an income tax position will be recognized only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits.  Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings.  The Company assesses it deferred tax assets to determine if the items are more likely than not be realized and a valuation allowance is established for any amounts that are not more likely than not to be realized.  Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

SUMMARY OF PERFORMANCE.  Net earnings for 2009 decreased $1.3 million, or 28.1%, to $3.3 million as compared to net earnings of $4.6 million in 2008.  The decline in earnings was primarily the result of an increase in our provision for loan losses, impairment charges to our investment security portfolio and increases in FDIC premiums.  We increased our provision for loan losses by $900,000 in 2009, as compared to 2008, due to the impact of declining residential and commercial real estate values impacting the underlying collateral in our loan portfolio, increased levels of non-accrual and past due loans and the impact of the current economic environment on our loan customers.  Also during 2009, we identified our portfolio of pooled trust preferred securities as other-than-temporarily impaired, which resulted in net credit-related impairment charges of $961,000.  Our non-interest expenses increased by $1.4 million, to $18.9 million, during 2009 as compared to 2008, primarily as a result of an increase in FDIC insurance premiums.  Our FDIC insurance premiums increased by $772,000 as the result of a $277,000 special assessment, higher assessment rates and the depletion of our previously unused FDIC credits.  We also experienced increases in expenses relating to the acquisition and operation of a second branch in Lawrence, Kansas and higher foreclosure and other real estate costs.  Offsetting the increased expenses was a $1.4 million increase in non-interest income, which was primarily attributable to a $1.6 million increase in gains on sale of loans driven by higher origination volumes of residential real estate loans that were sold in the secondary market.  Results for 2008 included a $270,000 gain from the prepayment of a FHLB advance, which represented the remaining unamortized fair value adjustment recorded in purchase accounting and $497,000 of gains on sales of investment securities.

Our net interest margin, on a tax equivalent basis, increased from 3.51% for 2008 to 3.57% for 2009.  During 2009 we were able to reduce our cost of deposits and borrowings enough to offset the lower yields earned on loans and investment securities as our interest earning assets and liabilities repriced in markets that experienced a dramatic decline in benchmark interest rates that began in late 2007 and continued throughout 2008 and 2009.  The lower cost of funding allowed us to increase our net interest margin in a market that as of December 31, 2009 still exhibited interest rates that were very low compared to historical levels.

The following table summarizes earnings and key performance measures for 2009 and 2008:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2009	2008
Net earnings:
Net earnings	$3,272	$4,553
Basic earnings per share	$1.31	$1.81
Diluted earnings per share	$1.31	$1.80
Earnings ratios:
Return on average assets	0.54%	0.75%
Return on average equity	6.18%	8.98%
Equity to total assets	9.23%	8.54%
Net interest margin (1)	3.57%	3.51%
Dividend payout ratio	55.27%	38.10%

(1) Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

We distributed a 5% stock dividend for the ninth consecutive year in December 2009.  All per share and average share data in this section reflects the 2009 and 2008 stock dividends.

INTEREST INCOME.  Interest income for 2009 decreased $4.4 million, or 13.8%, to $27.3 million from $31.6 million for 2008.  The decline in interest income was a result of lower yields on interest-earning assets as loans and investments mature and typically reprice lower in this low interest rate environment, an increase in non-accrual loans and a decline in average interest earning assets.  Interest income on loans decreased $3.9 million, or 15.8%, to $20.6 million for 2009, due to a decrease in the average yield on loans from 6.49% during 2008 to 5.75% during 2009 and lower average balances, which decreased to $359.9 million in 2009 from $375.2 million in 2008.  Average investment securities increased from $170.0 million for 2008, to $185.6 million for 2009.  The average yield on our investment securities decreased to 4.24% during 2009 from 4.88% during 2008.  Interest income on investment securities decreased $518,000, or 7.2%, to $6.7 million for 2009 as the lower yields more than offset the higher average balances.  The increased levels of investments were the result of the increased liquidity primarily from lower outstanding loan balances.

INTEREST EXPENSE.  Interest expense for 2009 decreased $4.5 million, or 33.3%, to $9.1 million from $13.6 million for 2008.  Interest expense on deposits decreased $4.1 million to $5.8 million, or 41.2%, from $9.9 million in 2008 primarily as a result of lower rates on our maturing certificates of deposit and lower rates on money market and NOW accounts due to the decline in interest rates.  Our total cost of deposits declined from 2.53% during 2008 to 1.46% during 2009.  While our average interest bearing deposit balances increased from $391.5 million in 2008 to $399.0 million in 2009, the mix of average deposit balances shifted from higher cost certificate of deposit balances to lower cost money market, NOW and savings accounts contributing to lower cost of deposits.  During 2009 interest expense on borrowings decreased $452,000, or 12.2%, due to lower outstanding borrowings.  Our average outstanding borrowings declined from $105.5 million during 2008 to $92.9 million during 2009, while our cost of borrowing was 3.52% in both years.

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

Net interest income for 2009 increased $148,000, to $18.2 million, from $18.0 million in 2008.  On a tax equivalent basis, net interest income increased $262,000 and net interest margin increased to 3.57% from 3.51% for 2009 and 2008, respectively.  The increase in net interest margin occurred primarily because we were able to reduce our costs of funding by more than our yields declined on our interest earning assets as our interest earning assets and liabilities continue to reprice lower in this low interest rate environment.  The average cost of our liabilities declined 33.3% while our average yield on assets only declined 13.8% during 2009 as compared to 2008.  The improvement in net interest margin from interest rates more than offset the lower average balances of interest earning assets which declined from $548.2 million in 2008 to $545.5 million in 2009.

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

The provision for loan losses for 2009 was $3.3 million, compared to a provision of $2.4 million during 2008.  Our provision for loan losses increased $900,000 in 2009 based on the analysis of our loan portfolio, which indicated the additional provision for loan losses was warranted given the impact of declining residential and commercial real estate values impacting the underlying collateral in our loan portfolio, increased levels of non-accrual and past due loans and the impact of the current economic environment on our loan customers.  Our provision for loan losses was higher in both 2009 and 2008 than compared to historical levels prior to 2008, due to the difficult conditions that continue to exist in the economy and the impact on our loan portfolio as well as increased levels of charge-offs and nonperforming loans experienced in the recent difficult economic and credit environments.  We have been working diligently to identify and address the credit weaknesses in our loan portfolio.  While it is difficult to forecast future events, we believe that our current allowance for loan losses, coupled with our capital levels, loan portfolio management and underlying fundamental earnings before the provision for loan losses, positions us to deal with this challenging environment.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

NON-INTEREST INCOME.  Non-interest income increased $1.4 million, or 19.7%, for 2009, to $8.4 million, as compared to $7.0 million in 2008.  The increase was primarily attributable to an increase of $1.6 million, or 112.2%, in gains on sale of loans.  The increased gains on sales of loans were driven by higher origination volumes of residential real estate loans as a result of low mortgage rates and tax incentives to homebuyers that were available in 2009, as well as our expansion of the mortgage lending activities over the past few years.  These residential real estate loans were primarily sold in the secondary market.  Partially offsetting the increased gains on sales of loans, was a $246,000 gain that was recognized during 2008 from the prepayment of a FHLB advance, which represented the remaining unamortized fair value adjustment required by purchase accounting.

INVESTMENT SECURITIES GAINS (LOSSES).  During 2009, each of our three investments in pooled trust preferred securities, with original par values totaling $2.5 million, were identified as other-than-temporarily impaired as a result of increased levels of deferrals and defaults on the debt obligations of the financial companies underlying securities, which exceeded our previous expectations.  The increased levels of non-performing assets in the collateral pools resulted in the recognition of $961,000 of estimated credit losses associated with these investments during 2009, while the non-credit related losses of $1.3 million were recognized in other comprehensive income.  In 2008, we recorded $497,000 of gains on sales of investment securities as compared to $9,000 during 2009.

NON-INTEREST EXPENSE.  Non-interest expense increased $1.4 million, or 8.2%, to $18.9 million during 2009, as compared to 2008.  This increase was primarily driven by increases of $772,000 in FDIC insurance premiums, $267,000, or 3.0%, in compensation and benefits, $209,000, or 44.6%, in professional fees and $205,000, or 98.3%, in foreclosure and other real estate expenses.  The increase in FDIC insurance premiums was the result of a $277,000 special assessment, which affected all FDIC insured institutions, as well as higher assessment rates which have been imposed on all deposit institutions, and the depletion of our previously unused FDIC assessment credits.  The increase in compensation and benefits was driven by higher salary costs and the addition of employees resulting from the acquisition of a branch in Lawrence, Kansas.  The increases in professional fees are primarily associated with our branch acquisition, but were also elevated due to costs associated with outsourcing part of our IT management and future compliance with Section 404 of the Sarbanes-Oxley Act.  The increase in foreclosure and other real estate expenses, which is included in other non-interest expense, was the result of increased foreclosure activity and other real estate balances as we address our nonperforming loans.

INCOME TAXES.  Income tax expense decreased $964,000, to $146,000 for 2009, from $1.1 million for 2008.  Our effective tax rate declined from 19.6% during 2008 to 4.3% for 2009.  The decrease in income tax expense and the effective tax rate for 2009 resulted primarily from a decrease in taxable income, as a percentage of earnings before income taxes, while our tax exempt investment income and bank owned life insurance remained similar between 2009 and 2008.

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

The following table summarizes earnings and key performance measures for 2008 and 2007:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2008	2007
Net earnings:
Net earnings	$4,553	$5,402
Basic earnings per share	$1.81	$2.02
Diluted earnings per share	$1.80	$2.00
Earnings ratios:
Return on average assets	0.75%	0.90%
Return on average equity	8.98%	10.78%
Equity to total assets	8.54%	8.62%
Net interest margin (1)	3.51%	3.47%
Dividend payout ratio	38.10%	32.70%

(1) Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

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

PROVISION FOR LOAN LOSSES. The provision for loan losses increased to $2.4 million for 2008, compared to $255,000 for 2007.  We increased our provision for loan losses based on our analysis of the loan portfolio as well as deteriorating market conditions.  Even though our levels of non-accrual and past due loans declined from December 31, 2007 to December 31, 2008, increased levels of loan loss provision were warranted given the economic environment and the uncertainty regarding the length and severity of the recession we are currently experiencing.  The Company’s non-accrual loans declined to $5.7 million at December 31, 2008 from $10.0 million as of December 31, 2007.  The decline was primarily the result of the collection of the outstanding balances of two loan relationships totaling $3.0 million during 2008 and increased charge-offs of balances in non-accrual at December 31, 2007.  Net loan charge-offs for the year ended December 31, 2008 were $2.7 million compared to $113,000 for the year ended December 31, 2007.  At December 31, 2008, the allowance for loan losses was $3.9 million, or 1.05% of gross loans outstanding, compared to $4.2 million, or 1.10% of gross loans outstanding, at December 31, 2007.

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

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$6,910	$6,928	$6,802	$6,626
Interest expense	2,518	2,369	2,194	2,005
Net interest income	4,392	4,559	4,608	4,621
Provision for loan losses	300	800	1,900	300
Net interest income after provision for loan losses	4,092	3,759	2,708	4,321
Non-interest income	2,056	2,639	2,110	1,787
Investment securities gains (losses), net	(327)	(249)	(133)	(243)
Non-interest expense	4,611	4,945	4,826	4,720
Earnings before income taxes	1,210	1,204	(141)	1,145
Income tax expense	201	192	(254)	7
Net earnings	$1,009	$1,012	$113	$1,138
Earnings per share (1):
Basic	$0.40	$0.41	$0.04	$0.46
Diluted	$0.40	$0.41	$0.04	$0.46

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$8,494	$7,985	$7,763	$7,405
Interest expense	4,032	3,512	3,243	2,827
Net interest income	4,462	4,473	4,520	4,578
Provision for loan losses	600	300	500	1,000
Net interest income after provision for loan losses	3,862	4,173	4,020	3,578
Non-interest income	1,815	1,763	1,741	1,726
Investment securities gains (losses), net	-	497	-	-
Non-interest expense	4,289	4,263	4,311	4,648
Earnings before income taxes	1,388	2,170	1,450	656
Income tax expense	321	594	300	(104)
Net earnings	$1,067	$1,576	$1,150	$760
Earnings per share (1):
Basic	$0.41	$0.63	$0.46	$0.31
Diluted	$0.41	$0.63	$0.46	$0.30

(1) All per share amounts have been adjusted to give effect to the 5% stock dividend paid during December 2009 and 2008.

FINANCIAL CONDITION

Although the Company has avoided many of the most serious problems caused by the deterioration in residential and commercial real estate market values and loan portfolio credit quality, particularly the subprime mortgage sector, the Company’s asset quality and performance has nonetheless been affected by the declining residential and commercial real estate values, falling consumer confidence, increased unemployment and decreased consumer spending, which have all contributed to a slowing economy and a difficult credit market.  While the markets in which the Company operates have been impacted by the economic slowdown, the effect has not been as severe as those experienced in some areas of the U.S.  Outside of the identified problem assets, management believes that it continues to have a high quality asset base and solid earnings and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

ASSET QUALITY AND DISTRIBUTION.  Total assets decreased to $584.2 million at December 31, 2009, compared to $602.2 million at December 31, 2008.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.

Net loans, excluding loans held for sale, decreased to $342.7 million as of December 31, 2009 from $365.8 million at December 31, 2008.  The $23.1 million decline in net loans is primarily the result of a $14.5 million decline in our one-to-four family residential loan portfolio as a result of refinancings and paydowns in our existing portfolio as we typically sell most of our newly originated one-to-four family loans.  Also contributing to the decline in net loans was a $4.2 million decline in construction and land loans as we continued to reduce our exposure to those types of loans and a $3.8 million decline in commercial loans.  We have concentrated on generating commercial and commercial real estate loans over the past few years.  This is consistent with our strategy to continue to reduce portfolio reliance on construction loans and residential mortgage loans, most of which have been acquired in previous acquisitions, while increasing our loan portfolio in the area of commercial lending.  Even though we continue to concentrate on generating commercial and commercial real estate loans, these loans declined in 2009 in part due to a decline during 2009 in demand for commercial and commercial real estate loans that met our credit and asset quality standards.  As of December 31, 2009, our commercial loans, including commercial real estate loans, comprised 58.8% of our loan portfolio, up from 56.2% at December 31, 2008.  As of December 31, 2009, our construction and land loans comprised 10.6% of total gross loans, down from 11.1% at December 31, 2008 as we continue to reduce our exposure to these loans.  As of December 31, 2009, our one-to-four family residential loans comprised 28.3% of total gross loans, down from 30.5% at December 31, 2008 as one-to-four family residential loans in our portfolio continue to refinance and pay down.  We anticipate continuing to diversify our loan portfolio composition through our continued planned expansion of commercial and commercial real estate lending activities and continued refinancings and paydowns in our portfolio of one-to-four family residential loans.

Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  These loans are typically sold soon after the loan closing.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.  As of December 31, 2009, our residential mortgage loan portfolio consisted of $36.3 million with fixed rates and $62.0 million with variable rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.  During 2009, we have experienced an increase in our non-performing assets due to the difficult conditions that continue to exist in the economy and its impact on our loan portfolio.  As a result of the impact of declining residential and commercial real estate values on the underlying collateral in our loan portfolio, increased levels of non-accrual and past due loans and the current economic environment on our loan customers, we have increased our provision for loan losses.  During the year ended December 31, 2009 our provision for loan losses totaled $3.3 million as compared to $2.4 million during the same period of 2008.  As a result, our allowance for loan losses has increased to $5.5 million at December 31, 2009 from $3.9 million at December 31, 2009.  We feel that higher levels of provisions for loan losses are appropriate based upon our analysis of our loan portfolio as well as the effects of the depressed market conditions on our loan portfolio.  We feel the external risks within the environment which we operate remain present today and will need to be continuously monitored.  We have identified the stresses in our loan portfolio and are working to reduce the risks of certain loan exposures, including significantly reducing our exposure to construction loans.  Although we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.

Loans past due more than a month totaled $13.3 million at December 31, 2009, compared to $9.4 million at December 31, 2008.  At December 31, 2009, $11.8 million in loans were on non-accrual status, or 3.5% of net loans, compared to a balance of $5.7 million, or 1.6% of net loans, at December 31, 2008.  Non-accrual loans consist primarily of loans greater than ninety days past due and which are also included in the past due loan balances.  There were no loans 90 days delinquent and still accruing interest at December 31, 2009 or December 31, 2008.  The increase in non-accrual and past due loans was primarily driven by a $4.2 million construction loan relationship and a $2.4 million commercial agriculture loan that were classified as non-accrual and past due during 2009.  Our impaired loans increased from $7.1 million at December 31, 2008 to $11.8 million at December 31, 2009 primarily because of the same two loans that increased the non-accrual and past due loan balances.  Our analysis of the two nonperforming loans mentioned above concluded that the potential exists that the updated collateral values or sources of repayment may not be sufficient to fully cover the outstanding loan balances.  As part of the Company’s credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction relationships.  During 2009 we had net loan charge-offs of $1.7 million compared to $2.7 million of net loan charge-offs for the comparable period of 2008.  The net loan charge-offs during 2009 were primarily related to the charge-off of a $1.1 million commercial loan relationship that was liquidated during 2009.  The 2008 net loan charge-offs were primarily related to the liquidation of a pool of non-owner occupied, one-to-four family residential loans, made to a single entity in the Kansas City, Missouri area.  These loans were secured by houses located in deteriorating neighborhoods and were originally obtained as part of a previous acquisition.

Although the recent economic recession created a very difficult environment for financial institutions, as well as other businesses, the U.S. government, Federal Reserve and the Treasury Department initiated many programs to try to stimulate the economy.  Nevertheless, many financial institutions, including us, have experienced an increase in non-performing assets during the recent economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that our allowance for loan losses at December 31, 2009, was adequate, however, there can be no assurances that losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.  Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

LIABILITY DISTRIBUTION.  Total deposits decreased to $438.6 million at December 31, 2009 from $439.5 million at December 31, 2008.  During 2009 we were able to increase our retail deposits by $22.3 million, which includes $6.4 million of assumed deposits from our branch acquisition, while reducing our public fund deposits by $23.2 million.  The decline in public fund deposits was primarily concentrated in short-term certificates of deposits which are typically acquired through a bid process and are awarded to the bank that bids the highest rate.   Borrowings decreased $22.2 million to $82.2 million at December 31, 2009 from $104.4 million at December 31, 2008.  The decline in borrowings was primarily related to the maturity of $15.0 million of FHLB advances during 2009 and paying off the balance on our FHLB line of credit.

Non-interest bearing deposits at December 31, 2009 were $54.8 million, or 12.5% of deposits, compared to $49.8 million, or 11.3%, at December 31, 2008.  Money market and NOW deposit accounts were 37.0% of our deposit portfolio and totaled $162.4 million at December 31, 2009, compared to $150.1 million, or 34.2%, at December 31, 2008.  Savings accounts increased to $29.0 million, or 6.6% of deposits, at December 31, 2009, from $26.2 million, or 6.0%, at December 31, 2007.  Certificates of deposit decreased to $192.3 million, or 43.9% of deposits, at December 31, 2009, from $213.4 million, or 48.6%, at December 31, 2008.

Certificates of deposit at December 31, 2009, which were scheduled to mature in one year or less, totaled $138.1 million.  Historically, maturing deposits have generally remained with the Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

CASH FLOWS.  During the year ended December 31, 2009, our cash and cash equivalents decreased by $1.4 million.  Our operating activities during 2009 provided net cash of $4.0 million, while our net investing activities generated $25.6 million in 2009.  The net cash inflow from investing activities was primarily related to the net decrease in loans.  Our financing activities used net cash of $31.1 million during 2009, primarily to reduce borrowings.

LIQUIDITY.  Our most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2009 and 2008, the carrying value of these liquid assets totaled $174.0 million and $176.0 million, respectively.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of securities.  At December 31, 2009, we had outstanding FHLB advances of $56.0 million and no borrowings against our line of credit with the FHLB.  At December 31, 2009, our total borrowing capacity with the FHLB was $98.9 million.  At December 31, 2009, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $14.7 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $58.8 million at December 31, 2009, which had no borrowings against at that time.  We had other borrowings of $26.2 million at December 31, 2009, which included $16.5 million of subordinated debentures and $5.3 million in repurchase agreements.  The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 17, 2010, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.25%.  This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2009.  The outstanding balance on the line of credit at December 31, 2009 was $4.4 million, which was included in other borrowings.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.4 million at December 31, 2009.

At December 31, 2009, we had outstanding loan commitments, excluding standby letters of credit, of $57.4 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2009, we continued to maintain a sound leverage capital ratio of 9.3% and a total risk-based capital ratio of 15.0%.  As shown by the following table, our capital exceeded the minimum capital requirements at December 31, 2009 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$54,386	9.3%	$23,413	4.0%
Tier 1 capital	54,386	13.7%	15,901	4.0%
Total risk-based capital	59,439	15.0%	31,803	8.0%

At December 31, 2009, Landmark National Bank continued to maintain a sound leverage ratio of 9.9% and a total risk-based capital ratio of 15.8%.  As shown by the following table, Landmark National Bank’s capital exceeded the minimum capital requirements at December 31, 2009 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$57,548	9.9%	$23,343	4.0%
Tier 1 capital	57,548	14.5%	15,837	4.0%
Total risk-based capital	62,429	15.8%	31,673	8.0%

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of December 31, 2009 and 2008, we were rated "well capitalized", which is the highest rating available under this capital-based rating system.  We have $16.5 million in trust preferred securities which, in accordance with current capital guidelines, has been included in Tier 1 capital as of December 31, 2009.  Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

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

DIVIDENDS

During the year ended December 31, 2009, we paid a quarterly cash dividend of $0.181 per share to our stockholders.   Additionally, we distributed a 5% stock dividend for the ninth consecutive year in December 2009.  The cash dividends have been adjusted to give effect to the 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval.  Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.  As of December 31, 2009, approximately $3.0 million was available to be paid as dividends to Landmark Bancorp by Landmark National Bank without prior regulatory approval.

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

RECENT ACCOUNTING DEVELOPMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance, Accounting Standards Codification (“ASC”) 320-10-35, on the recognition and presentation of other-than-temporary impairments, which amends guidance for recognizing and reporting other-than-temporary impairments of debt securities and improves the presentation of other-than-temporary impairments in financial statements for both debt and equity securities.  Companies are now required to separate an other-than-temporary impairment of a debt security into credit related losses and other factors when management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of other-than-temporary impairment related to credit losses is recognized in earnings while the amount related to other factors is recorded in other comprehensive income.  The Company adopted the accounting guidance effective January 1, 2009 and applied the principles to its other-than-temporary impairment analysis during 2009, including investments in pooled trust preferred securities which resulted in the recognition of credit-related impairments of $961,000 in earnings while the noncredit-related impairments of $1.3 million are recognized in accumulated other comprehensive income.

 In April 2009, the FASB issued authoritative guidance, ASC 820-10-35-15A, for estimating fair value when the volume and level of activity for an asset or liability, in relation to normal market activity, has significantly decreased.  The guidance emphasizes that the objective of fair value measurement remains the same, determining the price that would be received or paid in an orderly transaction between market participants at the measurement date under current market conditions.  The Company adopted this guidance as of January 1, 2009 and has applied the guidance to its pooled trust preferred securities.

In April 2009, the FASB amended existing guidance, ASC 825-10-50, on the disclosure about fair value of financial instruments to include interim reporting periods, in addition to annual disclosures.  The Company adopted the guidance on April 1, 2009 and began including the disclosures in its interim reports beginning with the June 30, 2009 reporting period.

In May 2009, the FASB issued authoritative guidance ASC 855 Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In particular this statement sets forth the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize subsequent events or transactions and the disclosures required.  The Company adopted this guidance for the year ended December 31, 2009 and concluded there were no material subsequent events the date that these financial statements were issued.

In June 2009, the FASB amended the existing guidance to ASC Topic 860, Transfers and Servicing.  The revision pertains to accounting for transfers of loans, participating interests in loans and other financial assets and reinforced the determination of whether a transferor has surrendered control over transferred financial assets.  That determination must consider the transferor’s continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer.  It added the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  A qualifying “participating interest” requires each of the following: (1) conveys proportionate ownership rights with equal priority to each participating interest holder; (2) involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder; and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder.  If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers the entire financial asset or a group of entire financial assets and surrenders control over the entire transferred assets in accordance with the conditions in ASC 860-10-40, as amended.  The Company adopted the guidance as of January 1, 2010.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2009, the FASB improved the financial reporting of variable interest entities and provided clarification as a result of the elimination of qualifying special purpose entities.  For calendar year companies, this statement is effective for annual periods ending on December 31, 2009 and for all interim and annual periods thereafter.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2009, the FASB established the Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date the Codification superseded all then-existing non-SEC accounting and reporting standards.  Going forward the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”).  The Board will not consider Accounting Standards Updates as authoritative in their own right. ASU will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  The Company applied this guidance beginning with the interim reporting period of September 30, 2009.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

In January 2010, the FASB updated the Codification on accounting for distributions to shareholders that offers them the ability to elect to receive their entire distribution in cash or stock with a potential limitation on the total amount of cash that all shareholders can receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  The new guidance is effective for interim and annual periods after December 15, 2009, and would be applied on a retrospective basis.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosure about Fair Value Measurements which requires new disclosures related to recurring and nonrecurring fair value measurements.  The ASU requires new disclosures about the transfers into and out of Levels 1 and 2 as well as requiring disclosures about Level 3 activity relating to purchases, sales, issuances and settlements.  The update also clarifies that fair value measurement disclosures should be at an appropriate level of disaggregation and that an appropriate class of assets and liabilities is often a subset of the line items in the financial statements.  The update also clarifies that disclosures should include the valuation techniques and inputs used to measure fair value in Levels 2 and 3 for both recurring and nonrecurring measurements.  The new guidance is effective for interim and annual periods beginning after December 15, 2009, except for disclosures on the Level 3 activity relating to purchases, sales, issuances and settlements which are effective for interim and annual periods after December 15, 2010.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  The amendments in the ASU remove the requirement for companies that are subject to the periodic reporting requirements of the Exchange Act to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principals (“U.S. GAAP”).  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

EFFECTS OF INFLATION

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2009 and forecasting volumes for the twelve month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$000's change in net interest income	% change in net interest income
200 basis point rising	$1,577	8.1%
100 basis point rising	$819	4.2%
100 basis point falling	$(535)	-2.7%

ASSET/LIABILITY MANAGEMENT

Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk which measures the relative dollar amounts of interest-earning assets and interest bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment.  The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing.  A "positive" gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing during that same period.  In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the cost of its liabilities.  Conversely, the cost of funds for an institution with a positive gap would generally be expected to decline less quickly than the yield on its assets in a falling interest rate environment.  Changes in interest rates generally have the opposite effect on an institution with a "negative" gap.

Following is our "static gap" schedule.  One-to-four family and consumer loans included prepayment assumptions, while all other loans assume no prepayments.  The mortgage-backed securities included published prepayment assumptions, while all other investments assume no prepayments.

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE ("GAP" TABLE)

As of December 31, 2009
	3 months or less	More than 3 to 12 months	More than 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$16,494	$21,244	$77,274	$54,607	$169,619
Loans	119,376	108,751	118,208	1,106	347,441
Total interest-earning assets	$135,870	$129,995	$195,482	$55,713	$517,060

Interest-bearing liabilities:
Certificates of deposit	$52,349	$85,791	$54,108	$89	$192,337
Money market and NOW accounts	19,494	-	142,955	-	162,449
Savings accounts	-	-	29,010	-	29,010
Borrowed money	22,864	15,352	15,182	28,785	82,183
Total interest-bearing liabilities	$94,707	$101,143	$241,255	$28,874	$465,979

Interest sensitivity gap per period	$41,163	$28,852	$(45,773)	$26,839	$51,081
Cumulative interest sensitivity gap	41,163	70,015	24,242	51,081

Cumulative gap as a percent of total interest-earning assets	7.96%	13.54%	4.69%	9.88%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	143.46%	135.75%	105.55%	110.96%

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

•
The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters and the effects of further increases in FDIC premiums.

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

•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of declines in real estate markets.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning us and our business, including other factors that could materially affect our financial results is included in the “Risk Factors” section.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors

Landmark Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Landmark Bancorp, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), as of January 1, 2009.

/s/ KPMG LLP

Kansas City, Missouri
March 26, 2010

LANDMARK BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2009	2008
Assets
Cash and cash equivalents	$12,379	$13,788
Investment securities:
Available-for-sale, at fair value	161,628	162,245
Other securities	7,991	9,052
Loans, net	342,738	365,772
Loans held for sale	4,703	1,487
Premises and equipment, net	15,877	13,956
Goodwill	12,894	12,894
Other intangible assets, net	2,481	2,407
Bank owned life insurance	12,548	11,996
Accrued interest and other assets	10,928	8,617
Total assets	$584,167	$602,214

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$54,799	$49,823
Money market and NOW	162,449	150,116
Savings	29,010	26,203
Time, $100,000 and greater	48,422	49,965
Time, other	143,915	163,439
Total deposits	438,595	439,546

Federal Home Loan Bank borrowings	56,004	77,319
Other borrowings	26,179	27,047
Accrued interest, taxes, and other liabilities	9,494	6,896
Total liabilities	530,272	550,808

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,489,779 and 2,411,412 shares issued at December 31, 2009 and 2008, respectively	25	24
Additional paid-in capital	24,844	23,873
Retained earnings	27,523	27,819
Treasury stock, at cost; 0 and 39,162 shares at December 31, 2009 and 2008, respectively	-	(935)
Accumulated other comprehensive income	1,503	625
Total stockholders’ equity	53,895	51,406

Total liabilities and stockholders’ equity	$584,167	$602,214

LANDMARK BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2009	2008	2007
Interest income:
Loans:
Taxable	$20,338	$24,236	$28,316
Tax-exempt	236	201	149
Investment securities:
Taxable	4,176	4,771	4,675
Tax-exempt	2,501	2,394	2,345
Other	15	45	66
Total interest income	27,266	31,647	35,551
Interest expense:
Deposits	5,820	9,897	13,506
Borrowings	3,266	3,718	4,362
Total interest expense	9,086	13,615	17,868
Net interest income	18,180	18,032	17,683
Provision for loan losses	3,300	2,400	255
Net interest income after provision for loan losses	14,880	15,632	17,428
Non-interest income:
Fees and service charges	4,422	4,233	4,005
Gains on sales of loans, net	3,091	1,457	955
Gains on prepayment of FHLB borrowings	-	270	-
Bank owned life insurance	508	488	474
Other	415	597	482
Total non-interest income	8,436	7,045	5,916

Investment securities gains (losses), net:
Impairment losses on investment securities	(2,228)	-	-
Less noncredit-related losses	1,267	-	-
Net impairment losses	(961)	-	-
Gains on sales of investment securities	9	497	-
Investment securities (losses) gains, net	(952)	497	-

Non-interest expense:
Compensation and benefits	9,062	8,795	8,227
Occupancy and equipment	2,724	2,848	2,861
Federal deposit insurance premiums	849	77	53
Data processing	778	774	751
Amortization of intangibles	767	792	915
Professional fees	678	469	437
Advertising	480	447	415
Other	3,608	3,309	2,980
Total non-interest expense	18,946	17,511	16,639
Earnings before income taxes	3,418	5,663	6,705
Income tax expense	146	1,110	1,303
Net earnings	$3,272	$4,553	$5,402
Earnings per share:
Basic	$1.31	$1.81	$2.02
Diluted	$1.31	$1.80	$2.00

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2006	$23	$22,607	$26,758	$(138)	$(14)	$49,236
Comprehensive income:
Net earnings	-	-	5,402	-	-	5,402
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	695	695
Total comprehensive income						6,097
Dividends paid ($0.66 per share)	-	-	(1,768)	-	-	(1,768)
Stock based compensation	-	118	-	-	-	118
Exercise of stock options, 2,374 shares, including tax benefit of $8	-	49	-	-	-	49
Purchase of 52,240 treasury shares	-	-	-	(1,436)	-	(1,436)
5% stock dividend, 114,484 shares	1	1,530	(2,899)	1,368	-	-
Balance at December 31, 2007	24	24,304	27,493	(206)	681	52,296
Comprehensive income:
Net earnings	-	-	4,553	-	-	4,553
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	(56)	(56)
Total comprehensive income						4,497
Dividends paid ($0.69 per share)	-	-	(1,753)	-	-	(1,753)
Stock based compensation	-	134	-	-	-	134
Exercise of stock options, 2,287 shares, including excess tax benefit of $6	-	43	-	-	-	43
Purchase of 144,290 treasury shares	-	-	-	(3,476)	-	(3,476)
5% stock dividend, 112,891 shares	-	(608)	(2,139)	2,747	-	-
Adoption of Emerging Issues Task Force Issue 06-4	-	-	(335)	-	-	(335)
Balance at December 31, 2008	24	23,873	27,819	(935)	625	51,406
Comprehensive income:
Net earnings	-	-	3,272	-	-	3,272
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	878	878
Total comprehensive income						4,150
Dividends paid ($0.72 per share)	-	-	(1,806)	-	-	(1,806)
Stock based compensation	-	157	-	-	-	157
Purchase of 800 treasury shares	-	-	-	(12)	-	(12)
5% stock dividend, 118,329 shares	1	814	(1,762)	947	-	-
Balance at December 31, 2009	$25	$24,844	$27,523	$-	$1,503	$53,895

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$3,272	$4,553	$5,402
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	3,300	2,400	255
Amortization of intangibles	767	792	916
Depreciation	946	1,050	883
Stock-based compensation	157	134	118
Deferred income taxes	(1,567)	368	114
Net losses (gains) on investment securities	952	(431)	-
Net losses (gains) on sales of premises and equipment and foreclosed assets	3	(10)	(65)
Net gains on sales of loans	(3,091)	(1,457)	(955)
Proceeds from sale of loans	208,023	85,241	59,437
Origination of loans held for sale	(208,335)	(83,547)	(58,841)
Gains on prepayments of FHLB borrowings	-	(270)	-
Changes in assets and liabilities:
Accrued interest and other assets	(2,378)	(1,669)	(941)
Accrued expenses, taxes, and other liabilities	1,982	(1,823)	1,447
Net cash provided by operating activities	4,031	5,331	7,770
Cash flows from investing activities:
Net decrease in loans	22,087	5,206	2,379
Maturities and prepayments of investment securities	56,077	34,914	16,490
Net cash paid in branch acquisition	(130)	-	-
Purchases of investment securities	(57,074)	(51,530)	(34,280)
Proceeds from sale of investment securities	2,846	10,407	-
Proceeds from sales of premises and equipment and foreclosed assets	2,638	1,412	403
Purchases of premises and equipment, net	(814)	(747)	(1,518)
Net cash provided by (used in) investing activities	25,630	(338)	(16,526)
Cash flows from financing activities:
Net (decrease) increase in deposits	(7,347)	(13,106)	8,269
Federal Home Loan Bank advance borrowings	-	40,000	-
Federal Home Loan Bank advance repayments	(15,037)	(25,537)	(3,037)
Change in Federal Home Loan Bank line of credit, net	(6,000)	(5,100)	11,100
Proceeds from other borrowings	3,185	6,915	4,310
Repayments on other borrowings	(4,053)	(3,930)	(8,744)
Proceeds from issuance of common stock under stock option plans	-	37	41
Excess tax benefit related to stock option plans	-	6	8
Payment of dividends	(1,806)	(1,753)	(1,768)
Purchase of treasury stock	(12)	(3,476)	(1,436)
Net cash (used in) provided by financing activities	(31,070)	(5,944)	8,743
Net decrease in cash and cash equivalents	(1,409)	(951)	(13)
Cash and cash equivalents at beginning of year	13,788	14,739	14,752
Cash and cash equivalents at end of year	$12,379	$13,788	$14,739
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$862	$953	$553
Cash paid during the year for interest	9,449	14,296	17,946
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	2,001	2,825	368
Branch acquisition:
Fair value of liabilities assumed	6,650	-	-
Fair value of assets acquired	6,520	-	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Landmark Bancorp, Inc. (the Company) and its wholly owned subsidiary, Landmark National Bank (the Bank).  All intercompany balances and transactions have been eliminated in consolidation.  The Bank, considered a single operating segment, is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate commercial real estate and non-real estate loans, one-to-four family residential mortgage loans, consumer loans, and home equity loans.

(b)	Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.  Any material events that occur between the balance sheet date and filing date are disclosed as subsequent events while the consolidated financial statements are adjusted to reflect any material transactions that occur during the same period.

(c)	Investment Securities

The Company has classified its investment securities portfolio as available-for-sale, with the exception of certain investments held for regulatory purposes.  The Company carries its available-for-sale investment securities at fair value and employs valuation techniques which utilize observable inputs when those inputs are available.  These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company.  When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about market participants, based on the best information available in the circumstances.  These valuation methods typically involve estimated cash flows and other financial modeling techniques.  Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations.  Fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) and are discussed in more detail in Note 12 to the consolidated financial statements.   Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes, until realized.  Purchased premiums and discounts on investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method.  Realized gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

The Company performs quarterly reviews of the investment portfolio to determine if investment securities have any declines in fair value which might be considered other-than-temporary.  The initial review begins with all securities in an unrealized loss position.  The Company’s assessment of other-than-temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made.  The Company reviews and considers all available information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  As of January 1, 2009, the Company adopted the guidance on other-than-temporary impairments in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320 “Investments - Debt and Equity Securities,” which changed the accounting for other-than-temporary impairments of debt securities and separates the impairment into credit-related and other factors for debt securities.  Any credit-related impairments are realized through a charge to earnings.  If an equity security is determined to be other-than-temporarily impaired, the entire impairment is realized through a charge to earnings.

Other investments included in the Company’s investment portfolio are investments acquired for regulatory purposes and borrowing availability and are accounted for at cost.  The cost of such investments represents their redemption value as such investments do not have a readily determinable fair value.

(d)	Loans and Allowance for Loan Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees or costs on originated loans.  Origination fees received on loans held in portfolio and the estimated direct costs of origination are deferred and amortized to interest income using the interest method.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis.  Net unrealized losses are recognized through a valuation allowance as charges against income.  Origination fees received and estimated direct costs on such loans are deferred and recognized as a component of the gain or loss on sale.

The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the loan portfolio.  The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the current level of nonperforming assets, and current economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining if a loan is impaired include payment status, probability of collecting scheduled principal and interest payments when due and value of collateral for collateral dependent loans.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

(e)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred.  Gains or losses on dispositions are reflected in operations as incurred.

(f)	Goodwill and Intangible Assets

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate.  The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions.  The Company considers the result from each these valuation methods in determining the implied fair value of its goodwill.  A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value.

Intangible assets include core deposit intangibles and mortgage servicing rights.  Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value.  Mortgage servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets, primarily one-to-four family real estate loans and are recorded at the lower of amortized cost or estimated fair value.  Mortgage servicing rights are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are recorded at the lower of amortized cost or estimated fair value, and are evaluated for impairment based upon the fair value of the retained rights as compared to amortized cost.

There are a number of estimates involved in the allocation of purchase price and determining the appropriate useful lives of intangible assets, changes in which could impact the subsequent impairment testing of goodwill and intangible assets.

(g)	Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns.  Uncertain income tax positions will be recognized only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits.  Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings.  The Company assesses deferred tax assets to determine if the items are more likely than not be realized and a valuation allowance is established for any amounts that are not more likely than not to be realized.  Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

(h)	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, valuation and impairment of investment securities, income taxes and goodwill.  Actual results could differ from those estimates.

(i)	Comprehensive Income

The Company’s other comprehensive income consists of unrealized holding gains and losses on available-for-sale securities as shown below:

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Net earnings	$3,272	$4,553	$5,402
Unrealized holding losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(479)	-	-
Net unrealized holding gains on all other available-for-sale securities	897	342	1,121
Less reclassification adjustment for losses (gains) included in earnings	952	(431)	-
Net unrealized gains (losses)	1,370	(89)	1,121
Income tax expense (benefit)	492	(33)	426
Total comprehensive income	$4,150	$4,497	$6,097

(j)	Foreclosed Assets

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

(k)	Stock Based Compensation

The Company has a stock-based employee compensation plan, which is described more fully in note 11.  The fair value of stock options awarded to employees is calculated through the use of an option pricing model, which requires subjective assumptions, including future stock price volatility and expected term, which greatly affect the estimated fair value.  The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which is recognized as compensation expense over the option vesting period, on a straight-line basis, which is typically four or five years.

(l)	Earnings per Share

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method using the average market price of the Company’s stock for the respective periods.  Anti-dilutive stock options were 153,164, 35,648 and 2,180 for the years ended December 31, 2009, 2008 and 2007, respectively.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect for the 5% stock dividends paid by the Company in December 2009, 2008 and 2007, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2009	2008	2007
Net earnings available to common shareholders	$3,272	$4,553	$5,402

Weighted average common shares outstanding - basic	2,489,906	2,521,982	2,681,149
Assumed exercise of stock options	5,105	8,235	19,955
Weighted average common shares outstanding - diluted	2,495,011	2,530,217	2,701,104
Earnings per share (1):
Basic	$1.31	$1.81	$2.02
Diluted	$1.31	$1.80	$2.00

(1) All per share amounts have been adjusted to give effect to the 5% stock dividend paid during December 2009 and 2008.

(m)	Treasury Stock

Purchases of the Company’s common stock are recorded at cost.  Upon reissuance, treasury stock is reduced based upon the average cost basis of total shares held.

(n)	Cash and cash equivalents

Cash and cash equivalents include cash on hand and amounts due from banks.

(o)	Derivative Financial Instruments

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

GAAP requires that all derivative financial instruments be recorded on the balance sheet at fair value, with adjustments to fair value recorded in current earnings.  Derivatives that qualify in a hedging relationship can be designated, based on the exposure being hedged, as fair value or cash flow hedges.  Under the cash flow hedging model, the effective portion of the change in the gain or loss related to the derivative is recognized as a component of other comprehensive income, net of taxes.  The ineffective portion is recognized in current earnings.  The Company had no derivative financial instruments designated as hedging instruments as of December 31, 2009 and 2008.

The Company enters into interest rate lock commitments on certain mortgage loans, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding.  The Company also has corresponding forward sales contracts related to these interest rate lock commitments.  Both the mortgage loan commitments and the related forward sales contracts are accounted for as derivatives and carried at fair value with changes in fair value recorded in income.  As of January 1, 2008, the Company began including the value of the servicing associated with the originated loan in the fair value of the interest rate lock commitments.

(2)	Goodwill and Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  During the first quarter of 2009, the decline in the Company’s stock price coupled with current market conditions in the financial services industry, constituted a triggering event which required an impairment test to be performed as of March 31, 2009.  The Company also performed its annual impairment test as of December 31, 2009.  The fair value of the Company’s single reporting unit was determined using observable market data including a market approach using the Company’s market capitalization adjusted for appropriate control premiums, as well as a review of valuation multiples  of recent financial industry acquisitions for similar institutions, to estimate the fair value of the Company’s single reporting unit.  The fair value was compared to the carrying value of goodwill at each measurement date to determine if any impairment existed.  Based on the results of the March 31, 2009 and December 31, 2009 impairment tests, the Company concluded its goodwill was not impaired.  The Company can make no assurances that future impairment tests will not result in goodwill impairments.

On May 8, 2009, the Company’s subsidiary, Landmark National Bank, assumed approximately $6.4 million in deposits in connection with a branch acquisition.  As part of the transaction, Landmark National Bank agreed to pay a deposit premium of 1.75 percent on the core deposit balance as of 270 days after the close of the transaction.  The core deposit premium, based on the acquired core deposit balances, was $86,000.  The final core deposit premium, measured on February 2, 2010, was $49,000.  The following is an analysis of changes in the core deposit intangible assets:

(Dollars in thousands)	Years ended December, 31
	2009		2008		2007
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of year	$5,396	$(3,159)	$5,396	$(2,462)	$5,396	$(1,667)
Additions	86	-	-	-	-	-
Amortization	-	(608)	-	(697)	-	(795)
Balance at end of year	$5,482	$(3,767)	$5,396	$(3,159)	$5,396	$(2,462)

The following is an analysis of the changes in mortgage servicing rights:

	Years ended December, 31
	2009		2008		2007
		Accumulated		Accumulated		Accumulated
	Cost	amortization	Cost	amortization	Cost	amortization
Balance at beginning of year	$772	$(602)	$770	$(560)	$792	$(490)
Additions	755	-	55	-	29	-
Prepayments/maturities	(80)	80	(53)	53	(51)	51
Amortization	-	(159)	-	(95)	-	(121)
Balance at end of year	$1,447	$(681)	$772	$(602)	$770	$(560)

Estimated amortization expense for the years ending December 31 is as follows:

(Dollars in thousands)	Amortization
expense
2010	$715
2011	615
2012	519
2013	400
2014	148
Thereafter	$84

(3)	Investment Securities

A summary of investment securities available-for-sale is as follows:

	As of December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$18,734	$356	$-	$19,090
Municipal obligations, tax exempt	67,149	1,938	(228)	68,859
Municipal obligations, taxable	1,366	-	(23)	1,343
Mortgage-backed securities	63,265	1,532	(102)	64,695
Common stocks	693	191	(19)	865
Pooled trust preferred securities	1,528	-	(1,267)	261
Certificates of deposit	6,515	-	-	6,515
Total	$159,250	$4,017	$(1,639)	$161,628

	As of December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$28,565	$950	$(1)	$29,514
Municipal obligations, tax exempt	63,711	1,532	(934)	64,309
Mortgage-backed securities	55,752	934	(104)	56,582
Common stocks	694	389	(9)	1,074
Pooled trust preferred securities	2,489	-	(1,749)	740
Certificates of deposit	10,026	-	-	10,026
Total	$161,237	$3,805	$(2,797)	$162,245

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2009 and 2008.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

		As of December 31, 2009
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	24	$7,765	$(167)	$780	$(61)	$8,545	$(228)
Municipal obligations, taxable	2	1,233	(23)	-	-	1,233	(23)
Mortgage-backed securities	6	8,140	(101)	44	(1)	8,184	(102)
Common stocks	4	59	(19)	-	-	59	(19)
Pooled trust preferred securities	3	-	-	261	(1,267)	261	(1,267)
Total	39	$17,197	$(310)	$1,085	$(1,329)	$18,282	$(1,639)

		As of December 31, 2008
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	3	$64	$-	$133	$(1)	$197	$(1)
Municipal obligations, tax exempt	56	13,282	(466)	8,542	(468)	21,824	(934)
Mortgage-backed securities	80	12,219	(78)	3,400	(26)	15,619	(104)
Common stocks	3	13	(2)	18	(7)	31	(9)
Pooled trust preferred securities	3	-	-	740	(1,749)	740	(1,749)
Total	145	$25,578	$(546)	$12,833	$(2,251)	$38,411	$(2,797)

As of December 31, 2009 the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of December 31, 2009 and December 31, 2008.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit related losses.  Based on these factors, along with the Company’s intent to not sell the security and that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily impaired as of December 31, 2009 and December 31, 2008.  The Company’s mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

As of December 31, 2009, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive.   The Company used discounted cash flow models to assess if the present value of the cash flows expected to be collected was less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral.  The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, assumed recoveries, and estimated cash flows including all information available through the date of issuance of the financial statements.  The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.  The Company also reviewed a stress test of these securities to determine the additional estimated deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of December 31, 2009, the analysis of the Company’s three investments in pooled trust preferred securities indicated that a portion of the unrealized loss was other-than-temporary.  The amount of actual and projected deferrals and/or defaults by the financial institutions underlying these pooled trust preferred securities increased significantly since the beginning of 2009.  The increase in nonperforming collateral resulted in credit related other-than-temporary impairments of $961,000 on these three securities during the year ended December 31, 2009.  The Company performed a discounted cash flow analysis, using the factors noted above to determine the amount of the other-than-temporary impairment that was applicable to either credit losses or other factors.  The amount associated with credit losses, $961,000, has been realized through a charge to earnings for the year ended December 31, 2009, while the $479,000 change in the unrealized loss associated with other factors was recorded in other comprehensive income.

During the year ended December 31, 2008 the Company recorded $66,000 of impairment charges on two common stock investments.  The impairment charges reduced the carrying value of these securities down to their fair value as of December 31, 2008 and was recorded in other non-interest expense.

The following tables provide additional information related to the Company’s investments in pooled trust preferred securities as of December 31, 2009:

(Dollars in thousands)							Cumulative
		Moody's	Original	Cost	Fair	Unrealized	realized
Investment	Class	rating	par	basis	value	loss	loss
PreTSL VIII	B	C	$1,000	$381	$110	$(271)	$(619)
PreTSL IX	B	C	1,000	765	102	(663)	(235)
PreTSL XVII	C	C	500	382	49	(333)	(107)
Total			$2,500	$1,528	$261	$(1,267)	$(961)

	Number of	Non-performing collateral as % of current collateral (at quarter end)
Investment	issuers in pool	Q4 2008	Q1 2009	Q2 2009	Q3 2009	Q4 2009
PreTSL VIII	38	10.6%	28.0%	41.2%	42.8%	43.7%
PreTSL IX	61	6.1%	11.7%	17.3%	26.3%	28.1%
PreTSL XVII	59	7.1%	11.5%	16.9%	17.0%	19.9%

The following table reconciles the changes in the Company’s credit losses recognized in earnings for the year ended December 31, 2009:

(Dollars in thousands)

Balance at beginning of year	$-
Additional credit losses:
Securities with no previous other-than-temporary impairment	961
Securities with previous other-than-temporary impairments	-
Balance at end of year	$961

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and the financial condition of some of the issuers continue to deteriorate and the liquidity of these securities remains low.  As a result, there is a risk that additional other-than-temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated financial statements.  The fair value of the Company’s investment securities may also decline from an increase in market interest rates, as the market prices of these investments move inversely to their market yields.

Maturities of investment securities at December 31, 2009 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$16,067	$14,476
Due after one year but within five years	30,376	31,178
Due after five years	48,849	50,414
Mortgage-backed securities and common stocks	63,958	65,560
Total	$159,250	$161,628

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Realized gains	$9	$497	$-
Realized losses	-	-	-
Total	$9	$497	$-

At December 31, 2009 securities pledged to secure public funds on deposit, repurchase agreements and as collateral for the Federal Reserve discount window had a carrying value of approximately $101.4 million.  Except for U. S. federal agency obligations, no investment in a single issuer exceeded 10% of stockholders’ equity.

Other investment securities include restricted investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock at December 31, 2009 and 2008 was $6.2 million and $7.3 million, respectively and the carrying value of the FRB stock at December 31, 2009 and 2008 was $1.8 million and $1.7 million, respectively.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there is no available market values these securities are carried at cost.  Redemption of these investments at par value is at the option of the FHLB or FRB.  During the year ended December 31, 2009, the FHLB redeemed $1.2 million of FHLB stock held by the Company.  We have assessed the ultimate recoverability of these investments and believe that no impairment has occurred.

(4)	Loans

Loans consist of the following:

(Dollars in thousands)	As of December 31,
	2009	2008
Real estate loans:
One-to-four family residential	$98,333	$112,815
Commercial	106,470	105,488
Construction and land	36,864	41,107
Commercial loans	98,213	101,976
Consumer loans	7,884	7,937
Total gross loans	347,764	369,323
Deferred loan fees/(costs) and loans in process	442	320
Allowance for loan losses	(5,468)	(3,871)
Loans, net	$342,738	$365,772

Percent of total
Real estate loans:
One-to-four family residential	28.3%	30.5%
Commercial	30.6%	28.6%
Construction and land	10.6%	11.1%
Commercial loans	28.2%	27.6%
Consumer loans	2.3%	2.2%
Total gross loans	100.0%	100.0%

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs.  These financial instruments consist principally of commitments to extend credit.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments.  In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements.  The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit.  Unfunded commitments to extend credit, excluding standby letters of credit, aggregated $57.4 million and $67.3 million at December 31, 2009 and 2008, respectively, and are generally at variable interest rates.  Standby letters of credit totaled $2.4 million and $2.1 at December 31, 2009 and 2008, respectively.

The Company is exposed to varying risks associated with concentrations of credit relating primarily to lending activities in specific geographic areas.  The Company’s principal lending area consists of the cities of Manhattan, Auburn, Dodge City, Garden City, Great Bend, Hoisington, Junction City, LaCrosse, Lawrence, Osage City, Topeka, Wamego, Paola, Osawatomie, Louisburg, and Fort Scott, Kansas and the surrounding communities, and substantially all of the Company’s loans are to residents of or secured by properties located in its principal lending area.  Accordingly, the ultimate collectability of the Company’s loan portfolio is dependent in part upon market conditions in those areas.  These geographic concentrations are considered in management’s establishment of the allowance for loan losses.

A summary of the activity in the allowance for loan losses is as follows:

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Balance at beginning of year	$3,871	$4,172	$4,030
Provision for loan losses	3,300	2,400	255
Charge-offs	(2,026)	(2,769)	(204)
Recoveries	323	68	91
Balance at end of year	$5,468	$3,871	$4,172

At December 31, 2009, $11.8 million in loans were on non-accrual status, or 3.5% of net loans, compared to a balance of $5.7 million, or 1.6% of net loans, at December 31, 2008.  Non-accrual loans consist primarily of loans greater than ninety days past due.  There were no loans 90 days delinquent and still accruing interest at December 31, 2009 or December 31, 2008.  The increase in non-accrual loans was primarily driven by a $4.2 million construction loan relationship and a $2.4 million commercial agriculture loan that were classified as non-accrual during 2009.  Our impaired loans increased from $7.1 million at December 31, 2008 to $11.8 million at December 31, 2009 primarily because of the same two loans that increased the non-accrual loan balances.

The following table presents information on non-accrual loans:

(Dollars in thousands)	As of December 31,
	2009	2008
Real estate loans:
One-to-four family residential	$1,146	$1,358
Commercial	1,475	2,041
Construction and land	6,402	759
Commercial loans	2,785	1,537
Consumer loans	22	53
Total non-accrual loans	$11,830	$5,748

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2009, 2008 and 2007, would have increased interest income by $794,000 and $245,000 and $520,000, respectively.  There were no loans 90 days delinquent and still accruing interest at December 31, 2009 and 2008.

The following table presents information on impaired loans:

(Dollars in thousands)	As of December 31,
	2009	2008
Real estate loans:
One-to-four family residential	$1,146	$1,332
Commercial	1,475	1,537
Construction and land	6,402	2,108
Commercial loans	2,785	2,074
Consumer loans	13	8
Total impaired loans	$11,821	$7,059

Impaired loans for which an allowance has been provided	$10,620	$1,867
Impaired loans for which no allowance has been provided	1,201	5,192
Allowance related to impaired loans	$2,770	$705

Average impaired loans were $11.2 million for 2009, $6.1 million for 2008, and $5.7 million for 2007.

The Company provides servicing on loans for others with outstanding principal balances of $138.4 million and $82.0 million at December 31, 2009 and 2008, respectively.  Gross service fee income related to such loans was $279,000, $219,000 and $243,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in fees and service charges in the consolidated statements of earnings.

The Company had loans to directors and officers at December 31, 2009 and 2008, which carry terms similar to those for other loans.  Management believes such outstanding loans do not represent more than a normal risk of collection.  A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2008	$6,096
New loans	972
Repayments	(903)
Balance at December 31, 2009	$6,165

(5)	Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2009	2008
Land	Indefinite	$3,758	$3,787
Office buildings and improvements	10 - 50 years	13,513	11,267
Furniture and equipment	3 - 15 years	6,635	6,178
Automobiles	2 - 5 years	355	329
Total premises and equiptment		24,261	21,561
Accumulated depreciation		(8,384)	(7,605)
Total premises and equiptment, net		$15,877	$13,956

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $946,000, $1.1 million and $883,000, respectively and was included in occupancy and equipment on the consolidated statements of earnings.

(6)	Deposits

The following table presents the maturities of certificates of deposit at December 31, 2009:

(Dollars in thousands)
Year	Amount
2010	$138,140
2011	33,662
2012	13,136
2013	4,794
2014	2,357
Thereafter	248
Total	$192,337

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Time deposits	$5,101	$8,075	$10,656
Money market and NOW	643	1,741	2,769
Savings	76	81	81
Total	$5,820	$9,897	$13,506

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities.  These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in operation of the banks.  The minimum reserve requirements for the Bank totaled $25,000 at December 31, 2009.

(7)	Federal Home Loan Bank Borrowings

Term advances from the FHLB, excluding line of credit advances, at December 31, 2009 and 2008, amounted to $56.0 million and $71.3 million, respectively.  Maturities of such borrowings at December 31, 2009 and 2008 are summarized as follows:

(Dollars in thousands)	As of December 31,
	2009		2008
		Weighted		Weighted
Year	Amount	average rates		average rates
2009	-	-	$15,089	4.91%
2010	$15,168	4.45%	15,357	4.39%
2011-2015	-	-	-	-
2016	5,000	2.70%	5,000	2.70%
2017	10,000	3.64%	10,000	3.64%
2018	25,836	3.38%	25,873	3.38%
Total	$56,004		$71,319

All of the Bank’s term advances with the FHLB have fixed rates and prepayment penalties.  However, certain borrowings contain a conversion option, at which on certain dates the FHLB may exercise an option to convert the borrowing to a variable rate equal to the FHLB one month short-term advance rate, adjustable monthly.  The Bank would then have the option to prepay the advances without penalty.  The Bank may repay the advance at each respective reset date if the FHLB first exercises its option to convert the fixed-rate borrowing.

Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there no outstanding borrowings as of December 31, 2009 and $6.0 million outstanding at December 31, 2008.  Interest on any outstanding balances on the line of credit accrues at the federal funds market rate plus 0.15% (0.18% at December 31, 2009).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2009 and 2008, the Bank’s total borrowing capacity with the FHLB was approximately $98.9 million and $126.1 million, respectively.  The available borrowing capacity with the FHLB of Topeka is collateral based, and the Bank’s ` ability to borrow is subject to maintaining collateral that meets the eligibility requirements.  The borrowing capacity is not committed and is subject to approval by the FHLB.

(8)	Other Borrowings

In 2003, the Company issued $8.2 million of subordinated debentures.  These debentures, which are due in 2034 and are redeemable beginning in 2009, were issued to a wholly owned grantor trust (“the Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust.  The Trust then invested the gross proceeds of such preferred securities in the debentures.  The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly.  Interest accrues at LIBOR plus 2.85%.  The interest rates at December 31, 2009 and 2008 were 3.13% and 6.32%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures.  These debentures, which are due in 2036 and are redeemable beginning in 2011, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II.  Trust II then invested the gross proceeds of such preferred securities in the debentures.  Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly.  Interest accrues at LIBOR plus 1.34% on $5.2 million of the subordinated debentures, while the remaining $3.0 million of the subordinated debentures has a fixed rate of 6.17%.  The blended interest rate at December 31, 2009 and 2008 was 3.31% and 4.40%, respectively.

While these Trusts are accounted for as unconsolidated equity investments under the requirements of Financial Accounting Interpretation No. 46R, “Consolidation of Variable Interest Entities,” a portion of the trust preferred securities issued by the Trust qualifies as Tier 1 Capital for regulatory purposes.

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 17, 2010, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.25%.  This line of credit has covenants specific to capital and other ratios, which the Company was in compliance with at December 31, 2009.  The outstanding balance of the line of credit at December 31, 2009 and 2008, was $4.4 million and $4.8 million, respectively, and is included in other borrowings.  Additionally, the Bank had $5.3 million and $5.8 million in repurchase agreements outstanding and included in other borrowings at December 31, 2009 and 2008.

At December 31, 2009 and 2008, the Bank had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $14.7 million and $15.7 million, respectively.  The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $58.8 million.  As of December 31, 2009 and 2008 there were no borrowings through these correspondent bank federal funds agreements.

(9)	Income Taxes

Income tax expense attributable to income from operations consisted of:

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Current:
Federal	$1,565	$1,244	$1,085
State	148	(502)	104
Total current	1,713	742	1,189
Deferred:
Federal	(1,451)	266	110
State	(116)	102	4
Total deferred	(1,567)	368	114
Income tax expense	$146	$1,110	$1,303

Total income tax expense, including amounts allocated directly to stockholders equity, was as follows:

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Income tax from operations	$146	$1,110	$1,303
Stockholders’ equity, recognition of tax benefit for stock options exercised	-	(6)	(8)
Stockholders’ equity, recognition of unrealized (losses)/gains on available-for-sale securities	492	(33)	426
	$638	$1,071	$1,721

The reasons for the difference between actual income tax expense and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Computed “expected” tax expense	$1,162	$1,925	$2,280
Increase (reduction) in income taxes resulting from:
Tax-exempt interest income, net	(861)	(783)	(717)
Bank owned life insurance	(179)	(140)	(160)
State income taxes, net of federal benefit	21	36	71
Investment tax credits, net of costs	(43)	20	(149)
Other, net	46	52	(22)
	$146	$1,110	$1,303

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2009	2008
Deferred tax assets:
Loans, including allowance for loan losses	$2,192	$1,203
Federal alternative minimum tax credit and low income
housing credit carryforwards	1,070	1,064
Net operating loss carry forwards	520	701
Deferred compensation arrangements	250	262
State taxes	380	199
Investment impairments	349	22
FHLB advances	57	152
Accrued expenses	-	2
Total deferred tax assets	4,818	3,605

Deferred tax liabilities:
FHLB stock dividends	1,023	974
Unrealized gain on investment securities available-for-sale	875	383
Premises and equipment, net of depreciation	746	1,057
Intangible assets	323	455
Investments	12	9
Other, net	57	69
Total deferred tax liabilities	3,036	2,947
Less valuation allowance	(377)	(328)
Net deferred tax asset	$1,405	$330

The Company has recorded a deferred tax asset for future benefits of net operating losses and alternative minimum tax credit carry forwards.  The net operating loss carry forwards will expire, if not utilized.  The Company has $393,000 of federal net operating loss carry forwards as of December 31, 2009, which expire in 2026 and $334,000 of Kansas privilege tax net operating loss carry forwards as of December 31, 2009, which expire between 2012 and 2015.  The Company also has Kansas corporate net operating loss carry forwards totaling $7.8 million as of December 31, 2009, which expire between 2010 and 2019.  The alternative minimum tax credit carry forward does not expire and totaled $775,000 as of December 31, 2009.  In addition, the Company has low income housing credit carry forwards of $295,000 which expire in varying amounts between 2026 and 2029.  The Company has recorded a valuation allowance to reduce certain Kansas corporate net operating loss carry forwards which expire at various times through 2019.  The increase in the valuation allowance is related to additional net operating loss carry forwards generated during 2009.  At December 31, 2009 and 2008, the Company believes it is more likely than not that these items will not be realized.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Retained earnings at December 31, 2009 and 2008, includes approximately $6.3 million for which no provision for federal income tax had been made.  This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only.  Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2009	2008
Unrecognized tax benefits at beginning of year	$810	$852
Gross increases to current year tax positions	310	182
Gross increases (decreases) to prior year’s tax positions	17	(14)
Lapse of statute of limitations	(162)	(210)
Unrecognized tax benefits at end of year	$975	$810

Tax years that remain open and subject to audit include the years 2006 through 2009 for both federal and state.  We recognized $162,000 and $210,000 of previously unrecognized tax benefits during 2009 and 2008, respectively.  Our gross unrecognized tax benefits balance of $975,000 and $810,000 at December 31, 2009 and 2008, respectively, would favorably impact our effective tax rate by $644,000 and $535,000, respectively, if recognized.  As of December 31, 2009 and 2008 we have accrued interest and penalties of $221,000 and $212,000, respectively which are not included in the table above.  We believe that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $190,000 is possible during the next 12 months.

(10)	Employee Benefit Plans

Employee Retirement Plan

Substantially all employees are covered under a 401(k) defined contribution savings plan. Contributions were $368,000, $290,000 and $269,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Compensation and Retirement Agreements

On January 1, 2008 the Company recognized a liability for future benefits payable under an agreement that splits life insurance policy benefits between the Company and a former employee.  The effect of the change was recognized through an adjustment to equity.  The Company recognized a liability of $335,000, with an offsetting reduction to retained earnings, attributable to the future benefits payable to the former employee pursuant to a split-dollar life insurance arrangement.  At December 31, 2009 and 2008 the liability was $322,000 and $328,000, respectively.  At December 31, 2009 the Company had an asset of $2.0 million recorded representing the net cash surrender value for the corresponding life insurance arrangement.

The Company entered into deferred compensation and other retirement agreements with certain key employees that provides for cash payments to be made after their retirement.  The obligations under these arrangements have been recorded at the present value of the accrued benefits.  The Company has also entered into agreements with certain directors to defer portions of their compensation.  The balance of estimated accrued benefits under all of these arrangements, including the split-dollar life insurance arrangement, was $1.1 million at both December 31, 2009 and 2008, and was included as a component of other liabilities in the accompanying consolidated balance sheets.  To assist in funding benefits under each of these plans, the Bank has purchased certain assets including life insurance policies on covered employees in which the Bank is the beneficiary.  At December 31, 2009 and 2008, the cash surrender values on these policies established to meet such obligations were $3.6 million and $3.4 million, respectively.

In addition to these policies the Bank purchased $7.5 million of bank owned life insurance policies during 2006, which had a cash surrender value of $8.9 million and $8.6 million at December 31, 2009 and 2008, respectively.  These policies are not related to deferred compensation split-dollar arrangements or other retirement agreements.

(11)	Stock Option Plan

The Company has a stock based employee compensation plan which allows for the issuance of stock options, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company.  The plan is administered by the compensation committee of the board of directors who approves employees to whom options are granted and the number of shares granted.  The option price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the grant date.  The Company intends to utilize authorized, but un-issued shares to satisfy option exercises.  The number of shares available for future grants under the plan was 64,507 at December 31, 2009.  Compensation expense is recognized over the option vesting period, which is typically pro-rata over four or five years.  The stock-based compensation cost related to these awards was $157,000, $134,000 and $118,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  The Company recognized tax benefits of $30,000, $28,000 and $31,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The fair value of options granted were estimated utilizing the following weighted average assumptions:

	Years ended December 31,
	2009	2008	2007
Dividend rate	n/a	5.30%	n/a
Volatility	n/a	18.50%	n/a
Risk-free interest rate	n/a	2.90%	n/a
Expected lives	n/a	5 years	n/a
Fair value per option at grant date	n/a	$2.10	n/a

A summary of option activity during 2009 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at December 31, 2008	394,193	$21.97	7.0 years	$235
Granted	-	$-	—	n/a
Effect of 5% stock dividend	19,708	$-	—	n/a
Forfeited/expired	-	$-	—	n/a
Exercised	-	$-	—	n/a
Outstanding at December 31, 2009	413,901	$20.92	6.0 years	$99
Exercisable at December 31, 2009	271,283	$20.78	5.1 years	$99
Vested and expected to vest at December 31, 2009	395,718	$20.89	6.0 years	$99

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Intrinsic value of options exercised (on exercise date)	$-	$16	$22
Cash received from options exercised	-	37	41
Excess tax benefit realized from options exercised	$-	$6	$8

As of December 31, 2009, there was $195,000 of total unrecognized compensation cost related to outstanding unvested options.  That unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately one year.  The total fair value (at vest date) of shares vested during the years ended December 31, 2009, 2008 and 2007 was $0, $66,000 and $295,000, respectively.

(12)	Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of December 31, 2009 and 2008, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$12,379	$12,379	$13,788	$13,788
Investment securities:
Available-for-sale	161,628	161,628	162,245	162,245
Other securities	7,991	7,991	9,052	9,052
Loans, net	342,738	343,671	365,772	368,558
Loans held for sale	4,703	4,718	1,487	1,749
Derivative financial instruments	-	-	18	18
Mortgage servicing rights	766	2,188	170	1,008
Accrued interest receivable	2,702	2,702	3,459	3,459

Financial liabilities:
Non-maturity deposits	246,258	246,258	226,142	226,142
Time deposits	192,337	193,707	213,403	214,859
FHLB borrowings	56,004	58,174	77,319	81,986
Other borrowings	26,179	24,537	27,047	23,298
Derivative financial instruments	84	84	-	-
Accrued interest payable	1,028	1,028	1,391	1,391

Methods and Assumptions Utilized

The carrying amount of cash, cash equivalents, repurchase agreements and federal funds sold are considered to approximate fair value.

The Company’s investment securities classified as available-for-sale include U.S. federal agency securities, municipal obligations, mortgage-backed securities, pooled trust preferred securities, certificates of deposits and common stocks.  Quoted exchange prices are available for the Company’s common stock investments, which are classified as Level 1.  Agency securities and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2.  Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.  These model and matrix measurements are classified as Level 2 in the fair value hierarchy.  The Company’s investments in FDIC insured, fixed-rate certificates of deposits are valued using a net present value model that discounts the future cash flows at the current market rates and are classified as Level 2.

The Company classifies its pooled trust preferred securities as Level 3.  The portfolio consists of three investments in pooled trust preferred securities issued by various financial companies.  These securities are valued based on a matrix pricing in which the securities are benchmarked against single issuer trust preferred securities based on credit rating.  The pooled trust preferred market is inactive so single issuer trading is used as the benchmark, with additional adjustments made for credit and liquidity risk.

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

The estimated fair value of the Company’s loan portfolio is based on the segregation of loans by collateral type, interest terms, and maturities.  The fair value is estimated based on discounting scheduled and estimated cash flows through maturity using an appropriate risk-adjusted yield curves to approximate current interest rates for each category.  No adjustment was made to the interest rates for changes in credit risk of performing loans where there are no known credit concerns.  Management segregates loans in appropriate risk categories.  Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses applicable to the performing loan portfolio results in a fair valuation of such loans.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value.  This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.

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

The Company measures its mortgage servicing rights at the lower of amortized cost or fair value.  Periodic impairment assessments are performed based on fair value estimates at the reporting date.  The fair value of mortgage servicing rights are estimated based on a valuation model which calculates the present value of estimated future cash flows associated with servicing the underlying loans.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimated prepayment speeds, market discount rates, cost to service, and other servicing income, including late fees.  The fair value measurements are classified as Level 3.

The carrying amount of accrued interest receivable and payable are considered to approximate fair value.

The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, money market accounts, and NOW accounts, is equal to the amount payable on demand.  The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  These fair values do not incorporate the value of core deposit intangibles which may be associated with the deposit base.

The fair value of advances from the FHLB and other borrowings is estimated using current rates offered for similar borrowings adjusted for the Company’s current credit spread if applicable.

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

Valuation methods for financial instruments measured at fair value on a recurring basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2009 and 2008 allocated to the appropriate fair value hierarchy:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$12,379	$12,379	$-	$-
Available-for-sale securities	161,628	805	160,562	261
Liabilities:
Derivative financial instruments	84	-	-	84

		As of December 31, 2008
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$13,788	$13,788	$-	$-
Available-for-sale securities	162,245	1,014	160,491	740
Derivative financial instruments	18	-	-	18

The following table reconciles the changes in the Company’s Level 3 financial instruments during 2009:

		Derivative
	Available-for	financial
	sale-securities	instruments
Level 3 asset fair value at December 31, 2008	$740	$18
Transfers into Level 3	-	-
Total gains (losses):
Included in earnings	(961)	(102)
Included in other comprehensive income	482	-
Level 3 asset (liability) fair value at December 31, 2009	$261	$(84)

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered other-than-temporary impairments.  Other-than-temporary impairment tests are performed on a quarterly basis and any decline in the fair value of an individual security below its cost that is deemed to be other-than-temporary results in a write-down of that security’s cost basis.  During 2009, the Company recorded $961,000 of impairment losses on all three securities in its portfolio of investments in pooled trust preferred securities.

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $11.8 and $7.1 million, with an allocated allowance of $2.8 million and $705,000, at December 31, 2009 and December 31, 2008, respectively.

The Company’s measure of its goodwill is based on market based valuation techniques, including reviewing the Company’s market capitalization with appropriate control premiums and valuation multiples as compared to recent similar financial industry acquisition multiples to estimate the fair value of the Company’s single reporting unit.  The fair value measurements are classified as Level 3.  Core deposit intangibles are recognized at the time core deposits are acquired, using valuation techniques which calculate the present value of the estimated net cost savings relative to the Company’s alternative costs of funds over the expected remaining economic life of the deposits.  Subsequent evaluations are made when facts or circumstances indicate potential impairment may have occurred.  The models incorporate market discount rates, estimated average core deposit lives and alternative funding rates.  The fair value measurements are classified as Level 3.

Other real estate owned includes assets acquired through, or in lieu of, foreclosure are initially recorded at the date of foreclosure at the fair value of the collateral less estimates selling costs.  Subsequent to foreclosure, valuations are updated periodically and are based upon appraisals, third party price opinions or internal pricing models and are classified as Level 3.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis at December 31, 2009 and 2008 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of December 31 ,2009
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Other investment securities	$7,991	$-	$-	$7,991	$-
Impaired loans	9,051	-	-	9,051	(2,770)
Loans held for sale	4,718	-	4,718	-	-
Mortgage servicing rights	2,188	-	-	2,188	-
Other real estate owned	$1,129	$-	$-	$1,129	$(100)

		As of December 31 ,2008
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Other investment securities	$9,052	$-	$-	$9,052	$-
Impaired loans	6,354	-	-	6,354	(705)
Loans held for sale	1,749	-	1,749	-	-
Mortgage servicing rights	1,008	-	-	1,008	-
Other real estate owned	$1,934	$-	$-	$1,934	$-

(13)	Regulatory Capital Requirements

Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements.  Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered “adequately capitalized.”  As of December 31, 2009 and 2008, the Company and the Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action.  Management believes that as of December 31, 2009, the Company and the Bank meet all capital adequacy requirements to which they are subject.  The following is a comparison of the Company’s regulatory capital to minimum capital requirements at December 31, 2009 and 2008, (dollars in thousands):

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Leverage	$54,386	9.3%	$23,413	4.0%	$29,266	5.0%
Tier 1 Capital	$54,386	13.7%	$15,901	4.0%	$23,852	6.0%
Total Risk Based Capital	$59,439	15.0%	$31,803	8.0%	$39,754	10.0%

As of December 31, 2008
Leverage	$52,450	9.0%	$23,427	4.0%	$29,283	5.0%
Tier 1 Capital	$52,450	13.0%	$16,176	4.0%	$24,264	6.0%
Total Risk Based Capital	$56,321	13.9%	$32,352	8.0%	$40,440	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at December 31, 2009 and 2008 (dollars in thousands):

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Leverage	$57,548	9.9%	$23,343	4.0%	$29,179	5.0%
Tier 1 Capital	$57,548	14.5%	$15,837	4.0%	$23,755	6.0%
Total Risk Based Capital	$62,429	15.8%	$31,673	8.0%	$39,592	10.0%

As of December 31, 2008
Leverage	$55,867	9.6%	$23,351	4.0%	$29,189	5.0%
Tier 1 Capital	$55,867	13.8%	$16,141	4.0%	$24,212	6.0%
Total Risk Based Capital	$59,738	14.8%	$32,282	8.0%	$40,353	10.0%

(14)	Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2009 and 2008, and for years ended December 31, 2009, 2008 and 2007:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2009	2008
Assets:
Cash	$17	$10
Investment securities	1,088	1,448
Investment in Bank	72,944	70,587
Other	817	1,086
Total assets	$74,866	$73,131
Liabilities and stockholders’ equity:
Other borrowings	$20,848	$21,281
Other	123	444
Stockholders’ equity	53,895	51,406
Total liabilities and stockholders’ equity	$74,866	$73,131

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Dividends from Bank	$2,709	$4,121	$6,507
Interest income	53	77	73
Other income	7	7	7
Interest expense	(792)	(1,191)	(1,575)
Other expense, net	(244)	(271)	(176)
Earnings before equity in undistributed earnings of Bank	1,733	2,743	4,836
(Decrease)/increase in undistributed equity of Bank	1,199	1,806	(18)
Earnings before income taxes	2,932	4,549	4,818
Income tax benefit	(340)	(4)	(584)
Net earnings	$3,272	$4,553	$5,402

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$3,272	$4,553	$5,402
Decrease/(increase) in undistributed equity of Bank	(1,199)	(1,806)	18
Loss on impairment of investment securities	-	66	-
Other	35	308	208
Net cash provided by operating activities	2,108	3,121	5,628

Cash flows from investing activities:
Purchase of investment securities	-	(40)	(455)
Proceeds from sales and maturities of investment securities	150	1	-
Net cash provided by (used in) investing activities	150	(39)	(455)

Cash flows from financing activities:
Issuance of shares under stock option plan	-	37	41
Proceeds from other borrowings	3,185	6,030	4,310
Repayments on other borrowings	(3,618)	(3,930)	(6,355)
Purchase of treasury stock	(12)	(3,476)	(1,436)
Payment of dividends	(1,806)	(1,753)	(1,768)
Net cash used in financing activities	(2,251)	(3,092)	(5,208)
Net increase (decrease) in cash	7	(10)	(35)
Cash at beginning of year	10	20	55
Cash at end of year	$17	$10	$20

Dividends paid by the Company are provided through dividends from the Bank.  At December 31, 2009, the Bank could distribute dividends of up to $3.0 million without regulatory approvals.  The primary source of funds for the Company is dividends from the Bank.  Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.  The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(15)	Stockholders’ Rights Plan

On October 11, 2001, the Company’s board of directors adopted a stockholders’ rights plan (the Rights Plan).  The Rights Plan provided for the distribution of one right on February 13, 2002, for each share of the Company’s outstanding common stock as of February 1, 2002.  The rights have no immediate economic value to stockholders, because they cannot be exercised unless and until a person, group or entity acquires 15% or more of the Company’s common stock or announces a tender offer.  The Rights Plan also permits the Company’s board of directors to redeem each right for one cent under various circumstances.  In general, the Rights Plan provides that if a person, group or entity acquires a 15% or larger stake in the Company or announces a tender offer, and the Company’s board of directors chooses not to redeem the rights, all holders of rights, other than the 15% stockholder or the tender offer or, will be able to purchase a certain amount of the Company’s common stock for half of its market price.

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

The Company guarantees payments to holders of certain trust preferred securities issued by wholly owned grantor trusts.  The securities are due in 2034 and 2036 and are redeemable beginning in 2009 and 2011. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $30.0 million at December 31, 2009.  At December 31, 2009, the Company had a recorded liability of $16.6 million of principal and accrued interest to date, representing amounts owed to the Trust.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2009. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the  Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None

PART III.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Election of Directors” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 19, 2010 (the “2010 Proxy Statement”).

Section 16(a) of the Exchange Act requires that the Company’s executive officers, directors and persons who own more than 10% of their Company’s common stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company’s shares of common stock are traded.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on the Company’s review of the copies of such forms, the Company is not aware that any of its directors, executive officers or 10% stockholders failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2009.

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	57	President and Chief Executive Officer

Mark A. Herpich	42	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank

Patrick L. Alexander	57	President and Chief Executive Officer

Mark A. Herpich	42	Executive Vice President and Chief Financial Officer

Michael E. Scheopner	48	Executive Vice President, Credit Risk Manager

Dean R. Thibault	58	Executive Vice President, Commercial Banking

Larry R. Heyka	63	Market President, Manhattan Region

Mark J. Oliphant	57	Market President, Southwest Kansas Region

Bradly L. Chindamo	41	Market President, Eastern Kansas Region

ITEM 11.             EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2010 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2009 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	413,901	$20.92	64,507
Equity compensation plans not approved by security holders	-	$-	-
Total	413,901	$20.92	64,507

(1) Includes options assumed by the Company in 2001 in connection with the mergers of Landmark Bancshares, Inc. and MNB Bancshares, Inc. with the Company.  At the time of the mergers, there were options issued under the previous companies’ plans, each of which was approved by stockholders of the respective company at the time of their adoption.  All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger.  As of December 31, 2009, there were options outstanding for an aggregate of 24,230 shares of the Company’s common stock under the prior plans with a weighted average exercise price of $10.58.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Nominees” and “Corporate Governance and Board of Directors” of the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Ratification of Independent Registered Public Accounting Firm” of the 2010 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Earnings – Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007

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

Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request.  The Company’s filings with the Securities and Exchange Commission are also available via the Internet at www.sec.gov, www.banklandmark.com or www.landmarkbancorpinc.com.

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

SIGNATURE		TITLE
/s/ Patrick L. Alexander	March 26, 2010	President, Chief Executive Officer and Director
Patrick L. Alexander	Date

/s/ Larry L. Schugart	March 26, 2010	Chairman of the Board, Director
Larry L. Schugart	Date

/s/ Richard A. Ball	March 26, 2010	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 26, 2010	Director
Brent A. Bowman	Date

/s/ Joseph L. Downey	March 26, 2010	Director
Joseph L. Downey	Date

/s/ Jim W. Lewis	March 26, 2010	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 26, 2010	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 26, 2010	Director
Susan E. Roepke	Date

/s/ C. Duane Ross	March 26, 2010	Director
C. Duane Ross	Date

/s/ David H. Snapp	March 26, 2010	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto

3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file no. 000-33203)

3.2	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.6	Rights Agreement between the Company and Landmark National Bank	the registrant’s Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000-33203)

10.7	Indenture dated as of December 19, 2003 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2003, filed with the Commission on March 30, 2004 (SEC file no. 000-33203)

10.8	Form of employment agreement between Mark J. Oliphant and the Company	the registrant’s Form 8-K filed with the Commission on March 9, 2005 (SEC file no. 000-33203)

10.9	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.11	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.12	2001 Stock Incentive Plan	The registrant’s Registration Statement on form S-8 filed with the Commission on February 11, 2003

10.13	Indenture dated as of December 30, 2005 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2005, filed with the Commission on March 29, 2006 (SEC file no. 000-33203)

10.14	Revolving Credit Agreement, dated November 19, 2008 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s report on Form 10-K for the period ending December 31, 2008, filed with the Commission on March 27, 2009 (SEC file no. 000-33203)

10.15	First Amendment to Revolving Credit Agreement, dated November 18, 2009 between Landmark Bancorp, Inc. and First National Bank of Omaha		X

13.1	Letter to Stockholders and Corporate Information included in 2009 Annual Report to Stockholders		X

21.1	Subsidiaries of the Company		X

23.1	Consent of KPMG LLP		X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X