Form 10-Q
period 2010-03-31
LANDMARK BANCORP INC
filed 2010-05-14
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: as of May 13, 2010, the Registrant had outstanding 2,504,265 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents

		Page Number

PART I

Item 1.	Financial Statements and Related Notes	2 - 17
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 – 25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25 - 26
Item 4.	Controls and Procedures	27

PART II

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Reserved	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

Form 10-Q Signature Page		28

ITEM 1.  FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$10,338	$12,379
Investment securities:
Available-for-sale, at fair value	160,673	161,628
Other securities	8,031	7,991
Loans, net	343,978	342,738
Loans held for sale	6,064	4,703
Premises and equipment, net	15,658	15,877
Goodwill	12,894	12,894
Other intangible assets, net	2,328	2,481
Bank owned life insurance	12,670	12,548
Real estate owned	3,083	1,129
Accrued interest and other assets	10,332	9,799
Total assets	$586,049	$584,167

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$56,089	$54,799
Money market and NOW	168,791	162,449
Savings	31,609	29,010
Time, $100,000 and greater	50,446	48,422
Time, other	139,647	143,915
Total deposits	446,582	438,595

Federal Home Loan Bank borrowings	50,947	56,004
Other borrowings	26,684	26,179
Accrued interest, taxes, and other liabilities	7,372	9,494
Total liabilities	531,585	530,272

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,504,265 and 2,489,779 shares issued at March 31, 2010 and December 31, 2009, respectively	25	25
Additional paid-in capital	25,057	24,844
Retained earnings	28,191	27,523
Accumulated other comprehensive income	1,191	1,503
Total stockholders’ equity	54,464	53,895

Total liabilities and stockholders’ equity	$586,049	$584,167

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2010	2009
Interest income:
Loans:
Taxable	$4,792	$5,133
Tax-exempt	78	49
Investment securities:
Taxable	794	1,116
Tax-exempt	627	609
Other	1	3
Total interest income	6,292	6,910
Interest expense:
Deposits	1,039	1,639
Borrowings	685	879
Total interest expense	1,724	2,518
Net interest income	4,568	4,392
Provision for loan losses	700	300
Net interest income after provision for loan losses	3,868	4,092
Non-interest income:
Fees and service charges	1,005	956
Gains on sales of loans, net	511	708
Bank owned life insurance	124	123
Other	125	113
Total non-interest income	1,765	1,900

Investment securities gains (losses), net:
Impairment losses on investment securities	-	(850)
Less noncredit-related losses	-	523
Net impairment losses	-	(327)
Gains on sales of investment securities	563	-
Investment securities gains (losses), net	563	(327)

Non-interest expense:
Compensation and benefits	2,324	2,177
Occupancy and equipment	719	651
Federal deposit insurance premiums	179	33
Data processing	208	190
Amortization of intangibles	179	187
Professional fees	134	172
Advertising	118	121
Other	947	924
Total non-interest expense	4,808	4,455
Earnings before income taxes	1,388	1,210
Income tax expense	245	201
Net earnings	$1,143	$1,009
Earnings per share:
Basic	$0.46	$0.40
Diluted	$0.46	$0.40
Dividends per share	$0.19	$0.18

See accompanying notes to consolidated financial statements.

 LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Three months ended March 31,
	2010	2009

Net cash used in operating activities	$(2,013)	$(8,164)

Cash flows from investing activities:
Net (increase) decrease in loans	(4,154)	9,811
Maturities and prepayments of investment securities	8,789	13,087
Purchases of investment securities	(18,058)	(25,919)
Proceeds from sale of investment securities	10,097	-
Proceeds from sales of foreclosed assets	142	2
Purchases of premises and equipment, net	(26)	(78)
Net cash used in investing activities	(3,210)	(3,097)
Cash flows from financing activities:
Net increase in deposits	7,987	17,667
Federal Home Loan Bank advance repayments	(5,009)	(9)
Change in Federal Home Loan Bank line of credit, net	-	(6,000)
Other borrowings, net	505	632
Proceeds from issuance of common stock under stock option plans	143	-
Excess tax benefit related to stock option plans	31	-
Payment of dividends	(475)	(451)
Purchase of treasury stock	-	(12)
Net cash provided by financing activities	3,182	11,827
Net (decrease) increase in cash and cash equivalents	(2,041)	566
Cash and cash equivalents at beginning of year	12,379	13,788
Cash and cash equivalents at end of year	$10,338	$14,354
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$450	$(13)
Cash paid during the year for interest	1,838	2,498
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$2,095	$486

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total
Balance at December 31, 2008	$24	$23,873	$27,819	$(935)	$625	$51,406
Comprehensive income:
Net earnings	-	-	1,009	-	-	1,009
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	(180)	(180)
Total comprehensive income						829
Dividends paid ($0.18 per share)	-	-	(451)	-	-	(451)
Stock based compensation	-	39	-	-	-	39
Purchase of 800 treasury shares	-	-	-	(12)	-	(12)
Balance at March 31, 2009	$24	$23,912	$28,377	$(947)	$445	$51,811

Balance at December 31, 2009	$25	$24,844	$27,523	$-	$1,503	$53,895
Comprehensive income:
Net earnings	-	-	1,143	-	-	1,143
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	(312)	(312)
Total comprehensive income						831
Dividends paid ($0.19 per share)	-	-	(475)	-	-	(475)
Stock based compensation	-	39	-	-	-	39
Exercise of stock options, 14,486 shares, including excess tax benefit of $31	-	174	-	-	-	174
Balance at March 31, 2010	$25	$25,057	$28,191	$-	$1,191	$54,464

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2009, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2009 consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended March 31, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.  The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company’s annual impairment test as of December 31, 2009 concluded that its goodwill was not impaired, however the Company can make no assurances that future impairment tests will not result in goodwill impairments.  The Company concluded there were no triggering events during the first quarter of 2010 that required an interim goodwill impairment test.

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

	Three months ended March 31,
(Dollars in thousands)	2010		2009
	Fair value at acquisition	Accumulated Amortization	Fair value at acquisition	Accumulated Amortization
Balance at beginning of period	$5,482	$(3,767)	$5,396	$(3,159)
Additions	-	-	-	-
Adjustments to prior estimates	(37)	-	-	-
Amortization	-	(129)	-	(155)
Balance at end of period	$5,445	$(3,896)	$5,396	$(3,314)

Mortgage servicing rights are related to loans serviced by the Company for unrelated third parties.  The outstanding principal balances of such loans was $140.3 million and $138.4 million at March 31, 2010 and December 31, 2009, respectively.  Gross service fee income related to such loans was $87,000 and $52,000 for the quarters ended March 31, 2010 and 2009, respectively, which is included in fees and service charges in the consolidated statements of earnings.  The following is an analysis of changes in the mortgage servicing rights:

	Three months ended March 31,
(Dollars in thousands)	2010		2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Balance at beginning of period	$1,447	$(681)	$772	$(602)
Additions	63	-	155	-
Prepayments/maturities	(14)	14	(34)	34
Amortization	-	(50)	-	(32)
Balance at end of period	$1,496	$(717)	$893	$(600)

Aggregate core deposit and mortgage servicing rights amortization expense for the quarters ended March 31, 2010 and 2009, was $179,000 and $187,000, respectively.  The following depicts estimated amortization expense for all intangible assets for the remainder of 2010 and in successive years ending December 31:

Year	Amount (in thousands)
Remainder of 2010	$526
2011	610
2012	514
2013	430
2014	173
Thereafter	75

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$25,616	$270	$(20)	$25,866
Municipal obligations, tax exempt	66,274	1,800	(215)	67,859
Municipal obligations, taxable	1,366	-	(9)	1,357
Mortgage-backed securities	51,256	1,043	(58)	52,241
Common stocks	762	287	(10)	1,039
Pooled trust preferred securities	1,524	-	(1,210)	314
Certificates of deposit	11,997	-	-	11,997
Total	$158,795	$3,400	$(1,522)	$160,673

	As of December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$18,734	$356	$-	$19,090
Municipal obligations, tax exempt	67,149	1,938	(228)	68,859
Municipal obligations, taxable	1,366	-	(23)	1,343
Mortgage-backed securities	63,265	1,532	(102)	64,695
Common stocks	693	191	(19)	865
Pooled trust preferred securities	1,528	-	(1,267)	261
Certificates of deposit	6,515	-	-	6,515
Total	$159,250	$4,017	$(1,639)	$161,628

Included in the gross unrealized losses at March 31, 2010, are noncredit-related losses of $1.2 million, recorded in accumulated other comprehensive income, related to three investments, totaling $2.5 million in par, in pools of trust preferred securities, which were determined to be other-than-temporarily impaired.  The amortized cost of the portfolio of pooled trust preferred securities, after recognition of $961,000 of credit related impairment losses during 2009, was $1.5 million at both March 31, 2010 and December 31, 2009.  The fair value of these three securities totaled $314,000 at March 31, 2010 compared to $261,000 at December 31, 2009, while the unrealized losses included in accumulated other comprehensive income were $1.2 million at March 31, 2010 and $1.3 million at December 31, 2009.

The summary of available-for-sale investment securities shows that some of the securities had unrealized losses, or were temporarily impaired, as of March 31, 2010 and December 31, 2009.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

		As of March 31, 2010
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	6	$10,415	$(20)	$-	$-	$10,415	$(20)
Municipal obligations, tax exempt	26	7,980	(156)	721	(59)	8,701	(215)
Municipal obligations, taxable	1	996	(9)	-	-	996	(9)
Mortgage-backed securities	7	8,134	(58)	-	-	8,134	(58)
Common stocks	3	25	(2)	1	(8)	26	(10)
Pooled trust preferred securities	2	-	-	314	(1,210)	314	(1,210)
Total	45	$27,550	$(245)	$1,036	$(1,277)	$28,586	$(1,522)

		As of December 31, 2009
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	24	$7,765	$(167)	$780	$(61)	$8,545	$(228)
Municipal obligations, taxable	2	1,233	(23)	-	-	1,233	(23)
Mortgage-backed securities	6	8,140	(101)	44	(1)	8,184	(102)
Common stocks	4	59	(19)	-	-	59	(19)
Pooled trust preferred securities	3	-	-	261	(1,267)	261	(1,267)
Total	39	$17,197	$(310)	$1,085	$(1,329)	$18,282	$(1,639)

The Company performs quarterly reviews of the investment portfolio to determine if investment securities have any declines in fair value which might be considered other-than-temporary.  The initial review begins with all securities in an unrealized loss position.  The Company’s assessment of other-than-temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made.  The Company reviews and considers all available information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  Any credit-related impairments on debt securities are realized through a charge to earnings.  If an equity security is determined to be other-than-temporarily impaired, the entire impairment is realized through a charge to earnings.

As of March 31, 2010, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2010 and December 31, 2009.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit related losses.  Based on these factors, along with the Company’s intent to not sell the security and that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily impaired as of March 31, 2010 and December 31, 2009.  The Company’s mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

As of March 31, 2010, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive.   The Company used discounted cash flow models to assess if the present value of the cash flows expected to be collected was less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral.  The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, assumed recoveries, and estimated cash flows including all information available through the date of issuance of the financial statements.  The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.

As of March 31, 2010, the analysis of the Company’s three investments in pooled trust preferred securities indicated that the unrealized losses on the securities were not credit related.  The Company did not record any credit related impairments in the first quarter of 2010.  In the first quarter of 2009, the analysis indicated that a portion of the unrealized loss was other-than-temporary on one of the pooled trust preferred securities.  The increase in nonperforming collateral on a $1.0 million par pooled trust preferred investment resulted in a credit related other-than-temporary impairment of $327,000 during the quarter ended March 31, 2009.  The Company performed a discounted cash flow analysis, using the factors noted above to determine the amount of the other-than-temporary impairment that was applicable to either credit losses or other factors.  As of December 31, 2009, the Company had recorded credit losses on all three pooled trust preferred securities totaling $961,000 through a charge to earnings for the year ended December 31, 2009.

The following table reconciles the changes in the Company’s credit losses recognized in earnings:

	Three months ending March 31,
(Dollars in thousands)	2010	2009
Beginning balance	$961	$-
Additional credit losses:
Securities with no previous other than temporary impairment	-	327
Securities with previous other than temporary impairments	-	-
Ending balance	$961	$327

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

Maturities of investment securities at March 31, 2010 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$27,831	$25,804
Due after one year but within five years	31,026	31,713
Due after five years	47,920	49,876
Mortgage-backed securities and common stocks	52,018	53,280
Total	$158,795	$160,673

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Three months ended March 31,
	2010	2009
Realized gains	$563	$-
Realized losses	-	-
Total	$563	$-

Other investment securities include restricted investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock at March 31, 2010 and December 31, 2009 was $6.3 million and $6.2 million, respectively and the carrying value of the FRB stock at March 31, 2010 and December 31, 2009 was $1.8 million.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there is no available market values these securities are carried at cost.  Redemption of these investments at par value is at the option of the FHLB or FRB.  We have assessed the ultimate recoverability of these investments and believe that no impairment has occurred.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following as of:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Real estate loans:
One-to-four family residential	$97,762	$98,333
Commercial	105,963	106,470
Construction and land	34,190	36,864
Commercial loans	104,439	98,213
Consumer loans	7,261	7,884
Total gross loans	349,615	347,764
Deferred loan fees/(costs) and loans in process	400	442
Allowance for loan losses	(6,037)	(5,468)
Loans, net	$343,978	$342,738

Percent of total
Real estate loans:
One-to-four family residential	27.9%	28.3%
Commercial	30.3%	30.6%
Construction and land	9.8%	10.6%
Commercial loans	29.9%	28.2%
Consumer loans	2.1%	2.3%
Total gross loans	100.0%	100.0%

A summary of the activity in the allowance for loan losses is as follows:

(Dollars in thousands)	Three months ended March 31,
	2010	2009
Beginning balance	$5,468	$3,871
Provision for loan losses	700	300
Charge-offs	(147)	(82)
Recoveries	16	218
Ending balance	$6,037	$4,307

At March 31, 2010, $11.8 million in loans were on non-accrual status, or 3.4% of net loans, compared to a balance of $11.8 million, or 3.5% of net loans, at December 31, 2009.  Non-accrual loans consist primarily of loans greater than ninety days past due.  There were no loans 90 days delinquent and still accruing interest at March 31, 2010 or December 31, 2009.

A summary of the non-accrual loans is as follows:

(Dollars in thousands)	March 31	December 31,
	2010	2009
Real estate loans:
One-to-four family residential	$970	$1,146
Commercial	2,706	1,475
Construction and land	5,241	6,402
Commercial loans	2,822	2,785
Consumer loans	36	22
Total non-accrual loans	$11,775	$11,830

A summary of the nonperforming assets is as follows:
	March 31,	December 31,
(Dollars in thousands)	2010	2009

Total non-accrual loans	$11,775	$11,830
Accruing loans over 90 days past due	-	-
Nonperforming investments, at fair value	314	261
Real estate owned	3,083	1,129
Total nonperforming assets	$15,172	$13,220

Total nonperforming loans to total loans, net	3.4%	3.5%
Total nonperforming assets to total assets	2.6%	2.3%
Allowance for loan losses to gross loans outstanding	1.7%	1.6%
Allowance for loan losses to nonperforming loans	51.3%	46.2%

The $2.0 increase in other real estate owned was primarily the result of the foreclosure on a $1.3 million residential subdivision development as the Company took possession of the real estate after the development slowed and the borrower was unable to comply with the contractual terms of the loan.  The remaining increase in other real estate owned was from foreclosures on residential properties.

A summary of the impaired loans is as follows:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Real estate loans:
One-to-four family residential	$970	$1,146
Commercial	2,706	1,475
Construction and land	5,241	6,402
Commercial loans	2,822	2,785
Consumer loans	36	22
Total impaired loans	$11,775	$11,830

Impaired loans for which an allowance has been provided	$9,046	$10,620
Impaired loans for which no allowance has been provided	2,729	1,210
Allowance related to impaired loans	$3,430	$2,770

5.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share includes the effect of all potential common shares outstanding during each period.  The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2010	2009
Net earnings available to common shareholders	$1,143	$1,009

Weighted average common shares outstanding - basic	2,489,779	2,490,564
Assumed exercise of stock options	2,163	5,352
Weighted average common shares outstanding - diluted	2,491,942	2,495,916
Earnings per share (1):
Basic	$0.46	$0.40
Diluted	$0.46	$0.40

(1) All per share amounts have been adjusted to give effect to the 5% stock dividend paid during December 2009.

6.	Comprehensive Income

The Company’s other comprehensive income consists of the unrealized holding gains and losses on available for sale securities as shown below.

(Dollars in thousands)	Three months ended March 31,
	2010	2009
Net earnings	$1,143	$1,009
Unrealized holding gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	57	(125)
Net unrealized holding gains (losses) on all other available-for-sale securities	6	(513)
Less reclassification adjustment for (gains) losses included in earnings	(563)	327
Net unrealized losses	(500)	(311)
Income tax benefit	(188)	(131)
Total comprehensive income	$831	$829

7.	Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of March 31, 2010 and December 31, 2009, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$10,338	$10,338	$12,379	$12,379
Investment securities:
Available-for-sale	160,673	160,673	161,628	161,628
Other securities	8,031	8,031	7,991	7,991
Loans, net	343,978	345,806	342,738	343,671
Loans held for sale	6,064	6,189	4,703	4,718
Mortgage servicing rights	779	2,362	766	2,188
Accrued interest receivable	$2,893	$2,893	$2,702	$2,702

Financial liabilities:
Non-maturity deposits	$256,489	$256,489	$246,258	$246,258
Time deposits	190,093	191,264	192,337	193,707
FHLB borrowings	50,947	53,086	56,004	58,174
Other borrowings	26,684	25,025	26,179	24,537
Derivative financial instruments	23	23	84	84
Accrued interest payable	$914	$914	$1,028	$1,028

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

The estimated fair value of the Company’s loan portfolio is based on the segregation of loans by collateral type, interest terms, and maturities.  The fair value is estimated based on discounting scheduled and estimated cash flows through maturity using an appropriate risk-adjusted yield curve to approximate current interest rates for each category.  No adjustment was made to the interest rates for changes in credit risk of performing loans where there are no known credit concerns.  Management segregates loans in appropriate risk categories.  Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses applicable to the performing loan portfolio results in a fair valuation of such loans.  This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value.

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

Off-Balance Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements.  The aggregate of these fees is not material.  These instruments are also discussed in Item 2 Management’s Discussion and Analysis of Financial Condition.

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

Valuation methods for instruments measured at fair value on a recurring basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2010
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$10,338	$10,338	$-	$-
Available-for-sale securities
U. S. federal agency obligations	25,866	-	25,866	-
Municipal obligations, tax exempt	67,859	-	67,859	-
Municipal obligations, taxable	1,357	-	1,357	-
Mortgage-backed securities	52,241	-	52,241	-
Common stocks	1,039	979	60	-
Pooled trust preferred securities	314	-	-	314
Certificates of deposit	11,997	-	11,997	-
Liabilities:
Derivative financial instruments	$23	$-	$-	$23

		As of December 31, 2009
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$12,379	$12,379	$-	$-
Available-for-sale securities
U. S. federal agency obligations	19,090	-	19,090	-
Municipal obligations, tax exempt	68,859	-	68,859	-
Municipal obligations, taxable	1,343	-	1,343	-
Mortgage-backed securities	64,695	-	64,695	-
Common stocks	865	805	60	-
Pooled trust preferred securities	261	-	-	261
Certificates of deposit	6,515	-	6,515	-
Liabilities:
Derivative financial instruments	$84	$-	$-	$84

The following table reconciles the changes in the Company’s Level 3 financial instruments during the first quarter of 2010:
(Dollars in thousands)		Derivative
	Available-for	financial
	sale-securities	instruments
Level 3 asset (liability) fair value at December 31, 2009	$261	$(84)
Transfers into Level 3	-	-
Payments applied to reduce carrying value	(4)	-
Total gains (losses):
Included in earnings	-	61
Included in other comprehensive income	57	-
Level 3 asset (liability) fair value at March 31, 2010	$314	$(23)

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

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable, the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $11.8 at both March 31, 2010 and December 31, 2009, with allocated allowances of $3.4 million and $2.8 million,  respectively.

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

Other real estate owned includes assets acquired through, or in lieu of, foreclosure are initially recorded at the date of foreclosure at the fair value of the collateral less estimated selling costs.  Subsequent to foreclosure, valuations are updated periodically and are based upon independent appraisals, third party price opinions or internal pricing models and are classified as Level 3.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis at March 31, 2010 and December 31, 2009 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31 ,2010
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Other investment securities	$8,031	$-	$-	$8,031	$-
Impaired loans	8,345	-	-	8,345	(698)
Loans held for sale	6,189	-	6,189	-	-
Mortgage servicing rights	2,362	-	-	2,362	-
Other real estate owned	$3,083	$-	$-	$3,083	$-

(Dollars in thousands)		As of December 31 ,2009
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Other investment securities	$7,991	$-	$-	$7,991	$-
Impaired loans	9,060	-	-	9,060	(2,770)
Loans held for sale	4,718	-	4,718	-	-
Mortgage servicing rights	2,188	-	-	2,188	-
Other real estate owned	$1,129	$-	$-	$1,129	$(100)

8.	Impact of Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosure about Fair Value Measurements which requires new disclosures related to recurring and nonrecurring fair value measurements.  The ASU requires new disclosures about the transfers into and out of Levels 1 and 2 as well as requiring disclosures about Level 3 activity relating to purchases, sales, issuances and settlements.  The update also clarifies that fair value measurement disclosures should be at an appropriate level of disaggregation and that an appropriate class of assets and liabilities is often a subset of the line items in the financial statements.  The update also clarifies that disclosures should include the valuation techniques and inputs used to measure fair value in Levels 2 and 3 for both recurring and nonrecurring measurements.  The new guidance is effective for interim- and annual periods beginning after December 15, 2009, except for disclosures on the Level 3 activity relating to purchases, sales, issuances and settlements which are effective for interim and annual periods after December 15, 2010.

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

Critical Accounting Policies.  Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, income taxes and goodwill and other intangible assets, all of which involve significant judgment by our management.  Information about our critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Summary of Results.  During the first quarter of 2010, our net earnings increased by $139,000, or 13.3%, to $1.1 million, as compared to net earnings of $1.0 million in the same period of 2009.  The increase in earnings was primarily the result of $563,000 of gains on sales of investment securities resulting from our decision to sell $10.1 million of our high-quality, mortgage-backed investment securities at significant premiums during the first quarter of 2010.  We sold these investments to capitalize on the pricing that existed in the markets due to the current low market yields and the lack of supply of high-quality mortgage-backed investment securities.  The proceeds from the sale of these investments were reinvested in shorter-term, lower-yielding U.S. federal agency investment securities as we repositioned a portion of our investment portfolio for rising interest rates.  Also contributing to the increase in earnings was an increase in our net interest income of $176,000, or 4.0%, to $4.6 million during the first quarter of 2010.  Offsetting the gains on sales of investment securities and increased net interest income was a $400,000 increase in our provision for loan losses, a $135,000 decline in non-interest income and $353,000 of increased non-interest expenses.  Our provision for loan losses was higher in the first quarter of 2010, as compared to the same period of 2009, based on the analysis of our loan portfolio, which indicated the additional provision for loan losses was warranted primarily from the impact of declines in the collateral value underlying our impaired loans.  Our provision for loan losses was higher in both 2010 and 2009 as compared to historical levels prior to 2008, due to the difficult economic conditions over the past few years and its impact on our loan portfolio as well as increased levels of charge-offs and nonperforming loans over the same period.  The decrease in non-interest income was primarily attributable to a $197,000 decrease in gains on sale of loans as the origination volumes of one-to-four family residential real estate loans that were sold in the secondary market declined in the first quarter of 2010 as compared to the same period of 2009.  The increased non-interest expense was primarily the result of increases of $147,000 in compensation and benefits and $146,000 in FDIC premiums.  The acquisition of a branch in Lawrence, Kansas in May 2009 contributed to the increases in compensation and benefits and occupancy and equipment in the first quarter of 2010 as compared to the first quarter 2009, while also increasing our professional fees during the first quarter of 2009.  The increase in FDIC premiums was the result of higher assessment rates, which affected all FDIC insured institutions, and the depletion of our previously unused FDIC assessment credits during 2009.

Our net interest margin increased from 3.46% for the first quarter of 2009 to 3.81% for the first quarter of 2010. The increase in net interest margin was primarily a result of us maintaining the yields on our loan portfolio while our investment portfolio, deposits and Federal Home Loan Bank and other borrowings repriced lower.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands)	Three months ended March 31,
	2010	2009
Net earnings:
Net earnings	$1,143	$1,009
Basic earnings per share	$0.46	$0.40
Diluted earnings per share	$0.46	$0.40
Earnings ratios:
Return on average assets (1)	0.79%	0.67%
Return on average equity (1)	8.50%	7.90%
Equity to total assets	9.29%	8.39%
Net interest margin (1) (2)	3.81%	3.46%
Dividend payout ratio	41.30%	45.24%

(1) Ratio have been annualized and is not necessarily indicative of the results for the entire year.
(2) Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the quarter ended March 31, 2010, decreased $618,000, or 8.9%, to $6.3 million from $6.9 million in the same period of 2009.  Interest income on loans decreased $312,000, or 6.0%, to $4.9 million for the quarter ended March 31, 2010 due to decreased average outstanding loan balances.  Our tax equivalent yields earned on loans were 5.73% during the first quarter of both 2010 and 2009.  Average loan balances for the quarter ended March 31, 2010 decreased to $347.5 million from $368.4 million for the same period in 2009.  Interest income on investment securities decreased $306,000, or 17.7%, to $1.4 million for the first quarter of 2010, as compared to the same period of 2009.  The decline in interest income on investment securities was due to a decline in the average balance of investments, from $182.0 million during the first quarter of 2009 to $175.0 million during the first quarter of 2010, and a decline in the tax equivalent yield on those investments from 4.49% to 4.00% over the same periods, respectively.

Interest Expense.  Interest expense during the quarter ended March 31, 2010 decreased $794,000, or 31.5%, as compared to the same period of 2009.  For the first quarter of 2010, interest expense on interest-bearing deposits decreased $600,000, or 36.6%, as a result of lower rates on deposit balances, primarily consisting of lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts due to the decline in interest rates over the past few years.  Our total cost of deposits declined from 1.66% during the first quarter of 2009 to 1.09% during the same period of 2010.  Also contributing to the decline in interest expense were lower average deposit balances, which decreased from $400.6 million for the first quarter of 2009 to $387.2 million for the first quarter of 2010.  For the first three months of 2010 interest expense on borrowings decreased $194,000, or 22.1%, due to lower outstanding balances on our borrowings and lower average costs of borrowings.  Our cost of borrowing decreased from 3.58% in the first quarter of 2009 to 3.37% in the same period of 2010 while our average outstanding borrowings declined from $99.6 million to $82.3 million over the same periods, primarily from the maturity of some of our higher rate FHLB advances.

Net Interest Income.  Net interest income for the quarter ended March 31, 2010 totaled $4.6 million, increasing $176,000, or 4.0%, as compared to the $4.4 million of net interest income for the quarter ended March 31, 2009.  Our net interest margin, on a tax equivalent basis, increased from 3.46% during the first quarter of 2009 to 3.81% during the first quarter of 2010.  The increase in net interest margin was primarily a result of us maintaining the yields on our loan portfolio while our investment portfolio and deposits repriced lower.  The improvement in net interest margin from interest rates more than offset the lower average balances of interest earning assets which declined from $550.4 million in the first quarter of 2009 to $522.5 million in the first quarter of 2010.

See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 Management’s Discussion and Analysis of Financial Condition for additional details on asset yields, liability rates and net interest margin.

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

The provision for loan losses for the quarter ended March 31, 2010 was $700,000, compared to a provision of $300,000 during the same period of 2009.  Our provision for loan losses was higher in the first quarter of 2010, as compared to the same period of 2009, based on the analysis of our loan portfolio, which indicated the additional provision for loan losses was warranted primarily from the impact of declines in the collateral value underlying our impaired loans.  Our provision for loan losses was higher in both 2010 and 2009 as compared to historical levels prior to 2008, due to the difficult economic conditions over the past few years and its impact on our loan portfolio as well as increased levels of charge-offs and nonperforming loans over the same period.  We have been working diligently to identify and address the credit weaknesses in our loan portfolio.  While it is difficult to forecast future events, we believe that our current allowance for loan losses, coupled with our capital levels, loan portfolio management and underlying fundamental earnings before the provision for loan losses, positions us to deal with this challenging environment.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income decreased $135,000, or 7.1%, during the first quarter of 2010 primarily as a result of a $197,000 decline in gains on sales of loans as our originations of one-to-four family residential real estate loans that were sold in the secondary market declined in the first three months of 2010 as compared to the origination volumes that we experienced in the same period of 2009.  We expect the origination volumes of residential real estate loans to remain lower in 2010 than the record levels we experienced during 2009.

Investment Securities Gains (Losses).  During the first quarter of 2010, we realized $563,000 of gains on sales of investment securities resulting from the sale of $10.1 million of high-quality mortgage-backed investment securities as we capitalized on the premium pricing that existed in the markets for these types of securities.  During the first quarter of 2009, we identified a $1.0 million par investment in a pooled trust preferred security as other-than-temporarily impaired.  The investment experienced increased levels of deferrals and defaults during the first quarter of 2009, which exceeded our expectations resulting in a net credit-related impairment loss on this security of $327,000.  No impairment losses were recorded in the first quarter of 2010.

Non-interest Expense.  Non-interest expense increased $353,000, or 7.9%, to $4.8 million for the quarter ended March 31, 2010, as compared to the same period of 2009.  The increased non-interest expense was primarily the result of increases of $147,000 in compensation and benefits, $146,000 in FDIC premiums and $68,000 in occupancy and equipment.  Partially offsetting the increased non-interest expenses was a $38,000 decline in professional fees.  The acquisition of a branch in Lawrence, Kansas in May 2009 contributed to the increases in compensation and benefits and occupancy and equipment in the first quarter of 2010 as compared to the first quarter 2009, while also increasing our professional fees during the first quarter of 2009.  The increase in FDIC premiums was the result of higher assessment rates, which affected all FDIC insured institutions, and the depletion of our previously unused FDIC assessment credits during 2009.

 Income Tax Expense.  Income tax expense increased $44,000 to $245,000 for the quarter ended March 31, 2010, as compared to the same period of 2009.  Our effective tax rate increased from 16.6% for the first quarter of 2009 to 17.7% for the same period of 2010.  The increase in income tax expense and effective tax rate was primarily the result of higher taxable earnings before income taxes as our level of taxable income increased compared to our tax-exempt income.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  These loans are typically sold soon after the loan closing.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.  Total assets increased to $586.0 million at March 31, 2010, compared to $584.2 million at December 31, 2009.  Net loans, excluding loans held for sale, increased to $344.0 million at March 31, 2010 from $342.7 million at December 31, 2009.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.  During the first quarter of 2010, we experienced an increase in our nonperforming assets due to the difficult conditions in the economy and its impact on our loan portfolio.  As a result of the impact of declining commercial real estate values on the underlying collateral in our loan portfolio, increased levels of non-accrual and past due loans and the current economic environment on our loan customers, we have increased our allowance for loan losses.  At March 31, 2010, our allowance for loan losses totaled $6.0 million, or 1.7% of gross loans outstanding, as compared to $5.5 million, or 1.6% of gross loans outstanding, at December 31, 2009.  During the first quarter of 2010, our provision for loan losses was $700,000 as compared to $400,000 during the first quarter of 2009.  We feel that higher levels of provisions for loan losses are appropriate based upon our analysis of our loan portfolio as well as the effects of the depressed market conditions on our loan portfolio.

Loans past due more than a month totaled $14.8 million at March 31, 2010, compared to $13.3 million at December 31, 2009.  At March 31, 2010, $11.8 million in loans were on non-accrual status, or 3.4% of net loans, consistent with a balance of $11.8 million, or 3.5% of net loans, at December 31, 2009.  Non-accrual loans consist primarily of loans greater than ninety days past due and which are also included in the past due loan balances.  There were no loans 90 days delinquent and still accruing interest at March 31, 2010 or December 31, 2009.  Our impaired loans were $11.8 million at both March 31, 2010 and December 31, 2009.  Two loans totaling $6.6 million, and consisting of a $4.3 million construction loan and a $2.3 million commercial agriculture loan, constitute a significant portion of the our non-accrual and impaired loans.  We have included in our allowance for loan losses reserves of $716,000 on the construction loan and $2.1 million on the commercial agriculture loan.  As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction relationships.  We are aggressively working to resolve these problem credits or move the nonperforming credits out of the loan portfolio.  During the three months ended March 31, 2010 we had net loan charge-offs of $131,000 compared to a net loan recovery of $137,000 during the same period of 2009.  We expect to exhaust our collection attempts on the $2.3 million nonperforming commercial agriculture loan during 2010 which may result in a charge-off approximating the specific reserve allocation of $2.1 million.  During the first quarter of 2010, real estate owned increased by $2.0 million primarily as the result of foreclosure on loans that were nonperforming at December 31, 2009.  No significant losses resulted from the foreclosure of the loans that increased other real estate owned.

Although the recent economic recession created a very difficult environment for financial institutions, as well as other businesses, the U.S. government, Federal Reserve and the Treasury Department initiated many programs to try to stimulate the economy.  Nevertheless, many financial institutions, including us, have experienced an increase in nonperforming assets during the recent economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that our allowance for loan losses at March 31, 2010, was appropriate, however, there can be no assurances that losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.  Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.  Total deposits increased $8.0 million to $446.6 million at March 31, 2010, from $438.6 million at December 31, 2009.  The increase was primarily related to seasonal fluctuations.  Total borrowings decreased $4.6 million to $77.6 million at March 31, 2010, from $82.2 million at December 31, 2009.  The decline was primarily from prepaying a $5.0 million FHLB advance that converted to a variable rate.

Certificates of deposit at March 31, 2010, which were scheduled to mature in one year or less, totaled $133.2 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows.  During the quarter ended March 31, 2010, our cash and cash equivalents decreased by $2.0 million.  Our operating activities used net cash of $2.0 million during the first quarter of 2010 primarily from funding the seasonal increase in origination volumes of one-to-four family residential which are reflected in the increased balances of loans held for sale.  Our net investing activities used net cash of $3.2 million as we funded the increase in outstanding loan balances excluding loans held for sale.  Our financing activities provided net cash of $3.2 million during the first quarter of 2010, primarily from seasonal increases in public fund deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $171.0 million at March 31, 2010 and $174.0 million at December 31, 2009.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities.  At March 31, 2010, we had outstanding FHLB advances of $50.9 million and no borrowings against our line of credit with the FHLB.  At March 31, 2010, we had collateral pledged to the FHLB that would allow us to borrow an additional $45.1 million per FHLB credit guidelines. At March 31, 2010, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $14.4 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $58.8 million at March 31, 2010, which had no borrowings against at that time.  We had other borrowings of $26.7 million at March 31, 2010, which included $16.5 million of subordinated debentures and $5.3 million in repurchase agreements.  The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 17, 2010, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.25%.  This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2010.  The outstanding balance on the line of credit at March 31, 2010 was $4.9 million, which was included in other borrowings.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.4 million at March 31, 2010.

At March 31, 2010, we had outstanding loan commitments, excluding standby letters of credit, of $49.9 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital.  Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements.  Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.”  As of March 31, 2010, both the Landmark Bancorp and Landmark National Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action.  Management believes that as of March 31, 2010, we meet all capital adequacy requirements to which we are subject.  The following is a comparison of the Landmark Bancorp’s regulatory capital to minimum capital requirements at March 31, 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Leverage	$55,403	9.7%	$22,946	4.0%	$28,683	5.0%
Tier 1 Capital	$55,403	13.9%	$15,915	4.0%	$23,873	6.0%
Total Risk Based Capital	$60,514	15.2%	$31,830	8.0%	$39,788	10.0%

The following is a comparison of the Landmark National Bank’s regulatory capital to minimum capital requirements at March 31, 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Leverage	$59,045	10.3%	$22,868	4.0%	$28,585	5.0%
Tier 1 Capital	$59,045	14.9%	$15,852	4.0%	$23,778	6.0%
Total Risk Based Capital	$63,969	16.1%	$31,704	8.0%	$39,630	10.0%

Dividends.  During the quarter ended March 31, 2010, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2010.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval.  Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.  As of March 31, 2010, approximately $4.3 million was available to be paid as dividends to Landmark Bancorp by Landmark National Bank without prior regulatory approval.

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

Average Assets/Liabilities.  The following tables set forth information relating to average balances of interest-earning assets and liabilities for the three months ended March 31, 2010 and 2009.  The following tables reflect the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Quarter ended March 31, 2010			Quarter ended March 31, 2009
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$174,998	$1,724	4.00%	$182,023	$2,014	4.49%
Loans receivable, net (2)	347,499	4,908	5.73%	368,417	5,206	5.73%
Total interest-earning assets	522,497	6,632	5.15%	550,440	7,220	5.32%
Non-interest-earning assets	65,028			59,975
Total	$587,525			$610,415

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$191,885	$891	1.88%	$216,704	$1,436	2.69%
Money market and NOW accounts	164,797	129	0.32%	156,380	183	0.47%
Savings accounts	30,500	19	0.25%	27,500	20	0.29%
Total deposits	387,182	1,039	1.09%	400,584	1,639	1.66%
FHLB advances and other borrowings	82,322	685	3.37%	99,578	879	3.58%
Total interest-bearing liabilities	469,504	1,724	1.49%	500,162	2,518	2.04%
Non-interest-bearing liabilities	63,491			58,426
Stockholders' equity	54,530			51,827
Total	$587,525			$610,415

Interest rate spread (3)			3.66%			3.28%
Net interest margin (4)		$4,908	3.81%		$4,702	3.46%
Tax equivalent interest - imputed		340			310
Net interest income		$4,568			$4,392

Ratio of average interest-earning assets to average interest-bearing liabilities		111.3%			110.1%

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

Rate/Volume Table.  The following table describes the extent to which changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Quarters ended March 31,
	2010 vs 2009
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Investment securities	$(76)	$(214)	$(290)
Loans	(298)	-	(298)
Total	(374)	(214)	(588)
Interest expense:
Deposits	(53)	(547)	(600)
Other borrowings	(145)	(49)	(194)
Total	(198)	(596)	(794)
Net interest income	$(176)	$382	$206

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2010, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$1,607	8.4%
100 basis point rising	$792	4.2%
100 basis point falling	$(546)	(2.9)%

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2009 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  RESERVED

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

LANDMARK BANCORP, INC.

Date: May 14, 2010	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 14, 2010	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer