Form 10-Q
period 2010-06-30
LANDMARK BANCORP INC
filed 2010-08-11
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	UARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date: as of August 11, 2010, the Registrant had outstanding 2,504,265 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents

		Page Number

PART I
Item 1.	Financial Statements and Related Notes	2 - 20
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21 – 31
Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	31 - 32
Item 4.	Controls and Procedures	33

PART II

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Removed and Reserved	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

Form 10-Q Signature Page		35

ITEM 1.  FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$9,655	$12,379
Investment securities:
Available-for-sale, at fair value	157,420	161,628
Other securities	8,078	7,991
Loans, net	334,912	342,738
Loans held for sale	9,544	4,703
Premises and equipment, net	15,454	15,877
Goodwill	12,894	12,894
Other intangible assets, net	2,236	2,481
Bank owned life insurance	12,794	12,548
Real estate owned	3,370	1,129
Accrued interest and other assets	9,833	9,799
Total assets	$576,190	$584,167

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$53,333	$54,799
Money market and NOW	157,549	162,449
Savings	31,981	29,010
Time, $100,000 and greater	53,894	48,422
Time, other	135,993	143,915
Total deposits	432,750	438,595

Federal Home Loan Bank borrowings	57,290	56,004
Other borrowings	26,499	26,179
Accrued interest, taxes, and other liabilities	5,945	9,494
Total liabilities	522,484	530,272

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,504,265 and 2,489,779 shares issued at June 30, 2010 and December 31, 2009, respectively	25	25
Additional paid-in capital	25,082	24,844
Retained earnings	26,668	27,523
Accumulated other comprehensive income	1,931	1,503
Total stockholders’ equity	53,706	53,895

Total liabilities and stockholders’ equity	$576,190	$584,167

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income:
Loans:
Taxable	$4,842	$5,170	$9,634	$10,303
Tax-exempt	68	64	146	113
Investment securities:
Taxable	687	1,069	1,481	2,185
Tax-exempt	621	621	1,248	1,230
Other	1	4	2	7
Total interest income	6,219	6,928	12,511	13,838
Interest expense:
Deposits	968	1,558	2,007	3,197
Borrowings	679	811	1,364	1,690
Total interest expense	1,647	2,369	3,371	4,887
Net interest income	4,572	4,559	9,140	8,951
Provision for loan losses	4,000	800	4,700	1,100
Net interest income after provision for loan losses	572	3,759	4,440	7,851
Non-interest income:
Fees and service charges	1,135	1,142	2,140	2,098
Gains on sales of loans, net	893	1,199	1,404	1,907
Bank owned life insurance	124	124	248	247
Other	124	174	249	287
Total non-interest income	2,276	2,639	4,041	4,539

Investment securities gains (losses), net:
Impairment losses on investment securities	(332)	(60)	(332)	(910)
Less noncredit-related losses	192	(189)	192	334
Net impairment losses	(140)	(249)	(140)	(576)
Gains on sales of investment securities	-	-	563	-
Investment securities gains (losses), net	(140)	(249)	423	(576)

Non-interest expense:
Compensation and benefits	2,315	2,203	4,639	4,379
Occupancy and equipment	673	663	1,392	1,314
Federal deposit insurance premiums	183	447	362	480
Data processing	224	204	432	394
Amortization of intangibles	182	191	361	378
Professional fees	186	192	320	364
Advertising	119	119	237	240
Other	890	926	1,837	1,851
Total non-interest expense	4,772	4,945	9,580	9,400
Earnings (loss) before income taxes	(2,064)	1,204	(676)	2,414
Income tax expense (benefit)	(1,017)	192	(772)	393
Net earnings (loss)	$(1,047)	$1,012	$96	$2,021
Earnings (loss) per share:
Basic	$(0.42)	$0.41	$0.04	$0.81
Diluted	$(0.42)	$0.41	$0.04	$0.81
Dividends per share	$0.19	$0.18	$0.38	$0.36

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2010	2009

Net cash used in operating activities	$(3,675)	$(712)

Cash flows from investing activities:
Net decrease in loans	395	12,247
Maturities and prepayments of investment securities	18,169	29,101
Purchases of investment securities	(23,372)	(37,707)
Proceeds from sale of investment securities	10,097	1,210
Proceeds from sales of foreclosed assets	645	1,095
Purchases of premises and equipment, net	(63)	(552)
Net cash paid in branch acquisition	-	(130)
Net cash provided by investing activities	5,871	5,264
Cash flows from financing activities:
Net (decrease) increase in deposits	(5,845)	15,636
Federal Home Loan Bank advance repayments	(5,018)	(10,018)
Change in Federal Home Loan Bank line of credit, net	6,400	(6,000)
Other borrowings, net	320	1,808
Proceeds from issuance of common stock under stock option plans	143	-
Excess tax benefit related to stock option plans	31	-
Payment of dividends	(951)	(901)
Purchase of treasury stock	-	(12)
Net cash (used in) provided by financing activities	(4,920)	513
Net (decrease) increase in cash and cash equivalents	(2,724)	5,065
Cash and cash equivalents at beginning of period	12,379	13,788
Cash and cash equivalents at end of period	$9,655	$18,853
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$950	$312
Cash paid during the period for interest	3,512	4,832
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$2,860	$1,140
Branch acquisition:
Fair value of liabilities assumed	$-	$6,650
Fair value of assets acquired	$-	$6,520

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total
Balance at December 31, 2008	$24	$23,873	$27,819	$(935)	$625	$51,406
Comprehensive income:
Net earnings	-	-	2,021	-	-	2,021
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	(43)	(43)
Total comprehensive income						1,978
Dividends paid ($0.36 per share)	-	-	(901)	-	-	(901)
Stock based compensation	-	78	-	-	-	78
Purchase of 800 treasury shares	-	-	-	(12)	-	(12)
Balance at June 30, 2009	$24	$23,951	$28,939	$(947)	$582	$52,549

Balance at December 31, 2009	$25	$24,844	$27,523	$-	$1,503	$53,895
Comprehensive income:
Net earnings	-	-	96	-	-	96
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	428	428
Total comprehensive income						524
Dividends paid ($0.38 per share)	-	-	(951)	-	-	(951)
Stock based compensation	-	64	-	-	-	64
Exercise of stock options, 14,486 shares, including excess tax benefit of $31	-	174	-	-	-	174
Balance at June 30, 2010	$25	$25,082	$26,668	$-	$1,931	$53,706

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2009, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2009 consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended June 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.  The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2.           Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company’s annual impairment test as of December 31, 2009 concluded that its goodwill was not impaired, however the Company can make no assurances that future impairment tests will not result in goodwill impairments.  The Company concluded there were no triggering events during the first six months of 2010 that required an interim goodwill impairment test.

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

	Three months ended June 30,
(Dollars in thousands)	2010		2009
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of period	$5,445	$(3,896)	$5,396	$(3,314)
Additions	-	-	86	-
Amortization	-	(129)	-	(153)
Balance at end of period	$5,445	$(4,025)	$5,482	$(3,467)

	Six months ended June 30,
(Dollars in thousands)	2010		2009
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of period	$5,482	$(3,767)	$5,396	$(3,159)
Additions	-	-	86	-
Adjustments to prior estimates	(37)	-	-	-
Amortization	-	(258)	-	(308)
Balance at end of period	$5,445	$(4,025)	$5,482	$(3,467)

Mortgage servicing rights are related to loans serviced by the Company for unrelated third parties.  The outstanding principal balances of such loans were $144.6 million and $138.4 million at June 30, 2010 and December 31, 2009, respectively.  Gross service fee income related to such loans was $89,000 and $63,000 for the quarters ended June 30, 2010 and 2009, respectively, which is included in fees and service charges in the consolidated statements of operations.  Gross service fee income for the six months ended June 30, 2010 and 2009 was $176,000 and $114,000, respectively.  The following is an analysis of changes in the mortgage servicing rights:

	Three months ended June 30,
(Dollars in thousands)	2010		2009
	Cost	Accumulated amortization	Cost	Accumulated amortization
Balance at beginning of period	$1,496	$(717)	$893	$(600)
Additions	90	-	339	-
Prepayments/maturities	(14)	14	(21)	21
Amortization	-	(53)	-	(38)
Balance at end of period	$1,572	$(756)	$1,211	$(617)

	Six months ended June 30,
(Dollars in thousands)	2010		2009
	Cost	Accumulated amortization	Cost	Accumulated amortization
Balance at beginning of period	$1,447	$(681)	$772	$(602)
Additions	153	-	494	-
Prepayments/maturities	(28)	28	(55)	55
Amortization	-	(103)	-	(70)
Balance at end of period	$1,572	$(756)	$1,211	$(617)

Aggregate core deposit and mortgage servicing rights amortization expense for the quarters ended June 30, 2010 and 2009, was $182,000 and $191,000, respectively.  Aggregate core deposit and mortgage servicing rights amortization expense for the six months ended June 30, 2010 and 2009, was $361,000 and $378,000, respectively.  The following sets forth estimated amortization expense for all intangible assets for the remainder of 2010 and in successive years ending December 31:

Year	Amount (in thousands)
Remainder of 2010	$347
2011	610
2012	514
2013	430
2014	261
Thereafter	74

3.           Investments

A summary of investment securities available-for-sale is as follows:

	As of June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$24,974	$244	$-	$25,218
Municipal obligations, tax exempt	64,693	2,430	(83)	67,040
Municipal obligations, taxable	1,365	8	-	1,373
Mortgage-backed securities	48,949	1,374	-	50,323
Common stocks	764	217	(18)	963
Pooled trust preferred securities	1,382	-	(1,117)	265
Certificates of deposit	12,238	-	-	12,238
Total	$154,365	$4,273	$(1,218)	$157,420

	As of December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$18,734	$356	$-	$19,090
Municipal obligations, tax exempt	67,149	1,938	(228)	68,859
Municipal obligations, taxable	1,366	-	(23)	1,343
Mortgage-backed securities	63,265	1,532	(102)	64,695
Common stocks	693	191	(19)	865
Pooled trust preferred securities	1,528	-	(1,267)	261
Certificates of deposit	6,515	-	-	6,515
Total	$159,250	$4,017	$(1,639)	$161,628

Included in the gross unrealized losses at June 30, 2010, are noncredit-related losses of $1.1 million related to three investments in pools of trust preferred securities with an original cost basis of $2.5 million, which were determined to be other-than-temporarily impaired and recorded in accumulated other comprehensive income.  The amortized cost of the portfolio of pooled trust preferred securities, after recognition of $140,000 of credit-related impairment losses during the first six months of 2010, was $1.4 million at June 30, 2010.  During 2009, $961,000 of credit-related impairment losses were recognized on the portfolio of pooled trust preferred securities.  The fair value of these three securities totaled $265,000 at June 30, 2010 compared to $261,000 at December 31, 2009, while the unrealized losses included in accumulated other comprehensive income were $1.1 million at June 30, 2010 and $1.3 million at December 31, 2009.

The summary of available-for-sale investment securities shows that some of the securities had unrealized losses, or were temporarily impaired, as of June 30, 2010 and December 31, 2009.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

		As of June 30, 2010
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	7	$1,136	$(16)	$1,123	$(67)	$2,259	$(83)
Common stocks	3	54	(10)	1	(8)	55	(18)
Pooled trust preferred securities	3	-	-	265	(1,117)	265	(1,117)
Total	13	$1,190	$(26)	$1,389	$(1,192)	$2,579	$(1,218)

		As of December 31, 2009
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	24	$7,765	$(167)	$780	$(61)	$8,545	$(228)
Municipal obligations, taxable	2	1,233	(23)	-	-	1,233	(23)
Mortgage-backed securities	6	8,140	(101)	44	(1)	8,184	(102)
Common stocks	4	59	(19)	-	-	59	(19)
Pooled trust preferred securities	3	-	-	261	(1,267)	261	(1,267)
Total	39	$17,197	$(310)	$1,085	$(1,329)	$18,282	$(1,639)

The Company performs quarterly reviews of the investment portfolio to determine if investment securities have any declines in fair value which might be considered other-than-temporary.  The initial review begins with all securities in an unrealized loss position.  The Company’s assessment of other-than-temporary impairment is based on its reasonable judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made.  The Company reviews and considers all available information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  Any credit-related impairments on debt securities are realized through a charge to operations.  If an equity security is determined to be other-than-temporarily impaired, the entire impairment is realized through a charge to operations.

As of June 30, 2010, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2010 and December 31, 2009.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.  Based on these factors, along with the Company’s intent to not sell the security and the Company’s belief that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily impaired as of December 31, 2009.  The Company’s mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

As of June 30, 2010, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive.   The Company used discounted cash flow models to assess if the present value of the cash flows expected to be collected was less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral.  The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, assumed recoveries, and estimated cash flows including all information available through the date of issuance of the financial statements.  The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.

As of June 30, 2010, the analysis of the Company’s three investments in pooled trust preferred securities indicated that the unrealized losses on two of the three securities were not credit-related.  However, the analysis indicated that a portion of the unrealized loss was other-than-temporary on the third pooled trust preferred security.  The increase in nonperforming collateral on a $500,000 par pooled trust preferred investment resulted in a credit-related other-than-temporary impairment of $140,000 during the quarter ended June 30, 2010, which increased the cumulative realized loss to $247,000.  During 2009, the Company recorded a credit-related other-than-temporary impairment of $107,000 on the same $500,000 par pooled trust preferred investment.  The Company performed a discounted cash flow analysis, using the factors noted above to determine the amount of the other-than-temporary impairment that was applicable to either credit losses or other factors.  As of June 30, 2010, the Company had recorded credit losses on all three pooled trust preferred securities totaling $1.1 million through charges to operations during 2009 and the first six months of 2010.

The following tables provide additional information related to the Company’s portfolio of investments in pooled trust preferred securities as of June 30, 2010:

(Dollars in thousands)							Cumulative
		Moody's	Original	Cost	Fair	Unrealized	realized
Investment	Class	rating	par	basis	value	loss	loss
PreTSL VIII	B	C	$1,000	$381	$55	$(326)	$(619)
PreTSL IX	B	C	1,000	759	160	(599)	(235)
PreTSL XVII	C	C	500	242	50	(192)	(247)
Total			$2,500	$1,382	$265	$(1,117)	$(1,101)

		Non-performing collateral as %
	Number of	of current collateral (at quarter end)
Investment	issuers in pool	Q4 2009	Q1 2010	Q2 2010
PreTSL VIII	37	43.7%	43.7%	43.7%
PreTSL IX	51	28.1%	29.2%	29.2%
PreTSL XVII	58	19.9%	20.6%	24.0%

The following table reconciles the changes in the Company’s credit losses recognized in earnings:

	Three months ending June 30,
(Dollars in thousands)	2010	2009
Beginning balance	$961	$327
Additional credit losses:
Securities with no previous other-than-temporary impairment	-	-
Securities with previous other-than-temporary impairments	140	249
Ending balance	$1,101	$576

	Six months ending June 30,
(Dollars in thousands)	2010	2009
Beginning balance	$961	$-
Additional credit losses:
Securities with no previous other-than-temporary impairment	-	576
Securities with previous other-than-temporary impairments	140	-
Ending balance	$1,101	$576

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and/or the financial condition of some of the issuers of these securities deteriorate and if the liquidity in markets for these securities declined.  As a result, there is a risk that additional other-than-temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated financial statements.  The fair value of the Company’s investment securities may also decline from an increase in market interest rates, as the market prices of these investments move inversely to their market yields.

Maturities of investment securities at June 30, 2010 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$25,918	$26,007
Due after one year but within five years	30,750	31,657
Due after five years	47,984	48,470
Mortgage-backed securities and common stocks	49,713	51,286
Total	$154,365	$157,420

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Realized gains	$-	$-	$563	$-
Realized losses	-	-	-	-
Total	$-	$-	$563	$-

Other investment securities include restricted investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock at June 30, 2010 and December 31, 2009 was $6.3 million and $6.2 million, respectively and the carrying value of the FRB stock at June 30, 2010 and December 31, 2009 was $1.8 million.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there are no available market values for these securities, they are carried at cost.  Redemption of these investments at par value is at the option of the FHLB or FRB.  We have assessed the ultimate recoverability of these investments and believe that no impairment has occurred.

4.           Loans and Allowance for Loan Losses

Loans consisted of the following as of:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Real estate loans:
One-to-four family residential	$94,775	$98,333
Commercial	105,305	106,470
Construction and land	29,378	36,864
Commercial loans	102,702	98,213
Consumer loans	6,676	7,884
Total gross loans	338,836	347,764
Deferred loan fees/(costs) and loans in process	449	442
Allowance for loan losses	(4,373)	(5,468)
Loans, net	$334,912	$342,738

Percent of total
Real estate loans:
One-to-four family residential	28.0%	28.3%
Commercial	31.1%	30.6%
Construction and land	8.6%	10.6%
Commercial loans	30.3%	28.2%
Consumer loans	2.0%	2.3%
Total gross loans	100.0%	100.0%

A summary of the activity in the allowance for loan losses is as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Beginning balance	$6,037	$4,307	$5,468	$3,871
Provision for loan losses	4,000	800	4,700	1,100
Charge-offs	(5,677)	(298)	(5,824)	(380)
Recoveries	13	18	29	236
Ending balance	$4,373	$4,827	$4,373	$4,827

Loans past due more than a month totaled $7.2 million, or 2.1% of gross loans, at June 30, 2010, compared to $13.3 million, or 3.8% of gross loans, at December 31, 2009.  At June 30, 2010, $6.7 million in loans were on non-accrual status, or 2.0% of gross loans, compared to a balance of $11.8 million, or 3.4% of gross loans, at December 31, 2009.  Non-accrual loans consist primarily of loans greater than ninety days past due.  There were no loans 90 days delinquent and still accruing interest at June 30, 2010 or December 31, 2009.

A summary of the non-accrual loans is as follows:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Real estate loans:
One-to-four family residential	$968	$1,146
Commercial	2,346	1,475
Construction and land	1,915	6,402
Commercial loans	1,481	2,785
Consumer loans	16	22
Total non-accrual loans	$6,726	$11,830

A summary of the nonperforming assets is as follows:

	June 30,	December 31,
(Dollars in thousands)	2010	2009

Total non-accrual loans	$6,726	$11,830
Accruing loans over 90 days past due	-	-
Nonperforming investments, at fair value	265	261
Real estate owned	3,370	1,129
Total nonperforming assets	$10,361	$13,220

Total nonperforming loans to gross loans	2.0%	3.4%
Total nonperforming assets to total assets	1.8%	2.3%
Allowance for loan losses to gross loans outstanding	1.3%	1.6%
Allowance for loan losses to nonperforming loans	65.0%	46.2%

The $5.1 million decline in non-accrual and impaired loans was primarily the result of the charge-off of $3.3 million of a $4.3 million construction loan and the remaining balance on a $2.3 million commercial agriculture loan during the second quarter of 2010.  The $2.2 increase in real estate owned was primarily the result of the foreclosure on a $1.3 million residential subdivision development as the Company took possession of the real estate after the development slowed and the borrower was unable to comply with the contractual terms of the loan.  The remaining increase in other real estate owned was from foreclosures on commercial real estate and residential properties.

A summary of the impaired loans is as follows:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Real estate loans:
One-to-four family residential	$968	$1,146
Commercial	2,346	1,475
Construction and land	1,915	6,402
Commercial loans	1,481	2,785
Consumer loans	16	22
Total impaired loans	$6,726	$11,830

Impaired loans for which an allowance has been provided	$2,777	$10,620
Impaired loans for which no allowance has been provided	3,949	1,210
Allowance related to impaired loans	$953	$2,770

5.           Net Earnings (Loss) per Share

Basic earnings (loss) per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share includes the effect of all potential common shares outstanding during each period.  The shares used in the calculation of basic and diluted earnings (loss) per share are shown below:

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net earnings (loss) available to common shareholders	$(1,047)	$1,012	$96	$2,021

Weighted average common shares outstanding - basic	2,504,265	2,490,023	2,499,199	2,490,291
Assumed exercise of stock options	-	5,029	2,412	5,189
Weighted average common shares outstanding - diluted	2,504,265	2,495,052	2,501,611	2,495,480
Net earnings (loss) per share (1):
Basic	$(0.42)	$0.41	$0.04	$0.81
Diluted	$(0.42)	$0.41	$0.04	$0.81

(1) All per share amounts have been adjusted to give effect to the 5% stock dividend paid during December 2009.

6.           Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of the unrealized holding gains and losses on available for sale securities as shown below.

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net earnings (loss)	$(1,047)	$1,012	$96	$2,021

Unrealized holding gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(47)	(60)	10	(185)
Net unrealized holding gains (losses) on all other available-for-sale securities	1,084	33	1,090	(480)
Less reclassification adjustment for losses (gains) included in earnings	140	249	(423)	576
Net unrealized gains (losses)	1,177	222	677	(89)
Income tax expense (benefit)	437	85	249	(46)
Total comprehensive income (loss)	$(307)	$1,149	$524	$1,978

7.           Fair Value of Financial Instruments and Fair Value Measurements

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.  ASC Topic 820-10-55 requires the use of a hierarchy of fair value techniques based upon whether the inputs to those fair values reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect the Company’s own assumptions of market participant valuation.  Effective January 1, 2009, the Company began applying FASB ASC 820 to certain nonfinancial assets and liabilities, which include foreclosed real estate, long-lived assets, goodwill, and core deposit premium, which are recorded at fair value only upon impairment.  The fair value hierarchy is as follows:

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

Fair value estimates of the Company’s financial instruments as of June 30, 2010 and December 31, 2009, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$9,655	$9,655	$12,379	$12,379
Investment securities:
Available-for-sale	157,420	157,420	161,628	161,628
Other securities	8,078	8,078	7,991	7,991
Loans, net	334,912	337,259	342,738	343,671
Loans held for sale	9,544	9,909	4,703	4,718
Mortgage servicing rights	816	2,378	766	2,188
Derivative financial instruments	80	80	-	-
Accrued interest receivable	$2,871	$2,871	$2,702	$2,702

Financial liabilities:
Non-maturity deposits	$242,863	$242,863	$246,258	$246,258
Time deposits	189,887	190,916	192,337	193,707
FHLB borrowings	57,290	60,181	56,004	58,174
Other borrowings	26,499	25,131	26,179	24,537
Derivative financial instruments	-	-	84	84
Accrued interest payable	$887	$887	$1,028	$1,028

Methods and Assumptions Utilized

The carrying amount of cash, cash equivalents, repurchase agreements and federal funds sold are considered to approximate fair value and are classified as Level 1.

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

The Company classifies the fair value of its pooled trust preferred securities as Level 3.  The portfolio consists of three investments in pooled trust preferred securities issued by various financial companies.  These securities are valued based on a matrix pricing in which the securities are benchmarked against single issuer trust preferred securities based on credit rating.  The pooled trust preferred market is inactive so single issuer trading is used as the benchmark, with additional adjustments made for credit and liquidity risk.

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

The estimated fair value of the Company’s loan portfolio is classified as Level 3 and is based on the segregation of loans by collateral type, interest terms, and maturities.  The fair value is estimated based on discounting scheduled and estimated cash flows through maturity using an appropriate risk-adjusted yield curve to approximate current interest rates for each category.  No adjustment was made to the interest rates for changes in credit risk of performing loans where there are no known credit concerns.  Management segregates loans in appropriate risk categories.  Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses applicable to the performing loan portfolio results in a fair valuation of such loans.  This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis.  The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

The Company’s derivative financial instruments consist solely of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale and are not designated as hedging instruments.  The fair values of these derivatives are based on quoted prices for similar loans in the secondary market.  The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan.  These instruments are classified as Level 3 based on the unobservable nature of these assumptions.  The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sale of loans in the consolidated statements of operations.

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

The estimated fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, money market accounts, and NOW accounts, is equal to the amount payable on demand.  The fair value of interest bearing time deposits is based on the discounted value of contractual cash flows of such deposits.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  Fair value measurements based on discounted cash flows are classified as Level 3.  These fair values do not incorporate the value of core deposit intangibles which may be associated with the deposit base.

The fair value of advances from the FHLB and other borrowings is estimated using current rates offered for similar borrowings adjusted for the Company’s current credit spread if applicable and classified as Level 2.

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

Valuation methods for instruments measured at fair value on a recurring basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2010
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,655	$9,655	$-	$-
Available-for-sale securities
U. S. federal agency obligations	25,218	-	25,218	-
Municipal obligations, tax exempt	67,040	-	67,040	-
Municipal obligations, taxable	1,373	-	1,373	-
Mortgage-backed securities	50,323	-	50,323	-
Common stocks	963	903	60	-
Pooled trust preferred securities	265	-	-	265
Certificates of deposit	12,238	-	12,238	-
Derivative financial instruments	$80	$-	$-	$80

		As of December 31, 2009
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$12,379	$12,379	$-	$-
Available-for-sale securities
U. S. federal agency obligations	19,090	-	19,090	-
Municipal obligations, tax exempt	68,859	-	68,859	-
Municipal obligations, taxable	1,343	-	1,343	-
Mortgage-backed securities	64,695	-	64,695	-
Common stocks	865	805	60	-
Pooled trust preferred securities	261	-	-	261
Certificates of deposit	6,515	-	6,515	-
Liabilities:
Derivative financial instruments	$84	$-	$-	$84

The following table reconciles the changes in the Company’s Level 3 financial instruments during the first six months of 2010:

(Dollars in thousands)		Derivative
	Available-for	financial
	sale-securities	instruments
Level 3 asset (liability) fair value at December 31, 2009	$261	$(84)
Transfers into Level 3	-	-
Payments applied to reduce carrying value	(6)	-
Total gains (losses):
Included in earnings	-	164
Included in other comprehensive income	10	-
Level 3 asset fair value at June 30, 2010	$265	$80

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

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable, the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $6.7 million at June 30, 2010 and $11.8 at December 31, 2009, with allocated allowances of $819,000 and $2.8 million, respectively.

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

Real estate owned, which includes assets acquired through, or in lieu of, foreclosure, is initially recorded at the date of foreclosure at the fair value of the collateral less estimated selling costs.  Subsequent to foreclosure, valuations are updated periodically and are based upon independent appraisals, third party price opinions or internal pricing models and are classified as Level 3.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis at June 30, 2010 and December 31, 2009 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30 ,2010
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Other investment securities	$8,078	$-	$-	$8,078	$-
Impaired loans	5,907	-	-	5,907	(296)
Loans held for sale	9,909	-	9,909	-	-
Mortgage servicing rights	2,378	-	-	2,378	-
Real estate owned	$3,370	$-	$-	$3,370	$-

(Dollars in thousands)		As of December 31 ,2009
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Other investment securities	$7,991	$-	$-	$7,991	$-
Impaired loans	9,060	-	-	9,060	(2,770)
Loans held for sale	4,718	-	4,718	-	-
Mortgage servicing rights	2,188	-	-	2,188	-
Real estate owned	$1,129	$-	$-	$1,129	$(100)

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires additional disclosures about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  Companies will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  The new guidance is effective for interim- and annual periods beginning after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

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

Recent Legislation Impacting the Financial Services Industry.  On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:
•	Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;
•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•
Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank’s Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities);

•	Contain a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;
•	Require bank holding companies and banks to be both well-capitalized and well-managed in order to acquire banks located outside their home state;
•	Grant the Federal Reserve the power to regulate debit card interchange fees;
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;
•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest-bearing demand transaction accounts at all insured depository institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and
•	Increase the authority of the Federal Reserve to examine the Company and its nonbank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require them to seek other sources of capital in the future.

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

Summary of Results.  During the second quarter of 2010, we recorded a net loss of $1.0 million as compared to net earnings of $1.0 million in the same period of 2009.  The primary cause of our net loss during the second quarter of 2010 was from recording a $4.0 million provision for loan losses.  During the second quarter of 2009 our provision for loan losses was $800,000.  During the first six months of 2010 our net earnings were $96,000, as compared $2.0 million during the same period of 2009.  The primary cause of the decline in net earnings during the first six months of 2010 was a result of a $3.6 million increase in our provision for loan losses to $4.7 million as compared to $1.1 million in the same period of 2009.  Partially offsetting the increased provision for loan losses during the first six months of 2010 was a gain on sales of investment securities of $563,000 recorded in the first quarter of 2010, as well as a decline in our net credit-related impairment losses on investment securities, from $576,000 during the first six months of 2009 to $140,000 during the first six months of 2010.

The provision for loan losses reflected increased charge-offs during the second quarter of 2010, and was primarily related to a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan during the second quarter of 2010.  While it was necessary to recognize the loss associated with this decline in appraised value, we continue to pursue the guarantor of this loan.  During the first six months of 2010, we had net loan charge-offs of $5.8 million compared to $144,000 during the first six months of 2009.  The increase in net loan charge-offs in 2010 was associated with the $4.3 million construction loan mentioned above and a $2.3 million commercial agriculture loan, which were both classified as impaired and non-accrual during 2009.  During the second quarter of 2010 we charged-off the remaining balance on the commercial agriculture loan and $3.3 million of the construction loan.  As of March 31, 2010 we had included in our allowance for loan losses reserves of $716,000 on the construction loan and $2.1 million on the commercial agriculture loan.  As a result of the charge-offs, our nonperforming loans to gross loans decreased to 2.0% at June 30, 2010 compared to 3.4% at December 31, 2009.  Our provision for loan losses was higher in both 2010 and 2009 as compared to historical levels prior to 2008, due to the difficult economic conditions over the past few years and its impact on our loan portfolio which increased our levels of charge-offs and nonperforming loans over the same period.

Our net interest margin increased from 3.58% during the second quarter of 2009 to 3.79% for the second quarter of 2010 and from 3.52% during the six months ended June 30, 2009 to 3.80% during the six months ended June 30, 2010. The increase in net interest margin was primarily a result of maintaining the yields on our loan portfolio while our investment portfolio, deposits and FHLB advances repriced lower in the current low rate environment.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net earnings (loss):
Net earnings (loss)	$(1,047)	$1,012	$96	$2,021
Basic earnings (loss) per share	$(0.42)	$0.41	$0.04	$0.81
Diluted earnings (loss) per share	$(0.42)	$0.41	$0.04	$0.81
Earnings ratios:
Return on average assets (1)	(0.72)%	0.67%	0.03%	0.67%
Return on average equity (1)	(7.63)%	7.81%	0.35%	7.81%
Equity to total assets	9.32%	8.57%	9.32%	8.57%
Net interest margin (1) (2)	3.79%	3.58%	3.80%	3.52%
Dividend payout ratio	NM	44.19%	NM	44.71%

(1) Ratio have been annualized and is not necessarily indicative of the results for the entire year.
(2) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the quarter ended June 30, 2010, decreased $709,000, or 10.2%, to $6.2 million from $6.9 million in the same period of 2009.  Interest income on loans decreased $324,000, or 6.2%, to $4.9 million for the quarter ended June 30, 2010 due to decreased average outstanding loan balances and lower tax equivalent yields earned on loans.  Average loan balances for the quarter ended June 30, 2010, decreased to $349.4 million from $362.4 million for the quarter ended June 30, 2009 while the average tax equivalent yield declined to 5.67% from 5.83% over the same periods, respectively.  Interest income on investment securities decreased $385,000, or 22.7%, to $1.3 million for the second quarter of 2010, as compared to the same period of 2009.  The decline in interest income on investment securities was due to a decline in the average balance of investments, from $185.1 million during the second quarter of 2009 to $170.0 million during the second quarter of 2010, and a decline in the tax equivalent yield on those investments from 4.30% to 3.80% over the same periods, respectively.

Interest income for the six months ended June 30, 2010, decreased $1.3 million, or 9.6%, to $12.5 million from $13.8 million in the same period of 2009.  Interest income on loans decreased $636,000, or 6.1%, to $9.8 million for the six months ended June 30, 2010 due to decreased average outstanding loan balances and lower tax equivalent yields earned on loans.  Average loan balances for the six months ended June 30, 2010, decreased to $348.5 million from $365.4 million for the six months ended June 30, 2009 while the average tax equivalent yield declined to 5.70% from 5.78% over the same periods, respectively.  Interest income on investment securities decreased $691,000, or 20.2%, to $2.7 million for the first six months of 2010, as compared to the same period of 2009.  The decline in interest income on investment securities was due to a decline in the average balance of investments, from $183.6 million during the first six months of 2009 to $172.5 million during the first six months of 2010, and a decline in the tax equivalent yield on those investments from 4.39% to 3.90% over the same periods, respectively.

Interest Expense.  Interest expense during the quarter ended June 30, 2010 decreased $722,000, or 30.5%, as compared to the same period of 2009.  For the second quarter of 2010, interest expense on interest-bearing deposits decreased $590,000, or 37.9%, as a result of lower rates on deposit balances, primarily consisting of lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts.  Our total cost of deposits declined from 1.56% during the second quarter of 2009 to 1.02% during the same period of 2010.  Also contributing to the decline in interest expense were lower average deposit balances, which decreased from $401.3 million for the second quarter of 2009 to $381.0 million for the second quarter of 2010.  For the second quarter of 2010, interest expense on borrowings decreased $132,000, or 16.3%, due to lower outstanding balances on our borrowings and lower average costs of borrowings.  Our cost of borrowings decreased from 3.53% in the second quarter of 2009 to 3.13% in the same period of 2010 while our average outstanding borrowings declined from $92.3 million to $87.1 million over the same periods, primarily from lower outstanding FHLB advances.

Interest expense during the six months ended June 30, 2010 decreased $1.5 million, or 31.0%, as compared to the same period of 2009.  For the first six months of 2010, interest expense on interest-bearing deposits decreased $1.2 million, or 37.2%, as a result of lower rates on deposit balances, primarily consisting of lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts.  Our total cost of deposits declined from 1.61% during the six months ended June 30, 2009 to 1.05% during the same period of 2010.  Also contributing to the decline in interest expense were lower average deposit balances, which decreased from $400.9 million for the first six months of 2009 to $384.1 million for the same period of 2010.  For the first six months of 2010, interest expense on borrowings decreased $326,000, or 19.3%, due to lower outstanding balances on our borrowings and lower average costs of borrowings.  Our cost of borrowing decreased from 3.55% in the six months ended June 30, 2009 to 3.25% in the same period of 2010 while our average outstanding borrowings declined from $95.9 million to $84.7 million over the same periods, primarily from the maturity of some of our higher rate FHLB advances.

Net Interest Income.  Net interest income for the second quarter of both 2010 and 2009 totaled $4.6 million.  Our net interest margin, on a tax equivalent basis, increased from 3.58% during the second quarter of 2009 to 3.79% during the second quarter of 2010.  The improvement in net interest margin from interest rates more than offset the lower average balances of interest earning assets which declined from $547.6 million in the second quarter of 2009 to $519.5 million in the second quarter of 2010.

Net interest income for the six months ended June 30, 2010 totaled $9.1 million, increasing $189,000, or 2.1%, as compared to the same period of 2009.  Our net interest margin, on a tax equivalent basis, increased from 3.52% during the first six months of 2009 to 3.80% during the same period of 2010.  The increase in net interest margin was primarily a result of us maintaining the yields on our loan portfolio while our investment portfolio, deposits and FHLB advances repriced lower.  The improvement in net interest margin from interest rates more than offset the lower average balances of interest earning assets which declined from $549.0 million in the first six months of 2009 to $520.9 million in the first six months of 2010.

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

Our provision for loan losses for the quarter ended June 30, 2010 was $4.0 million, compared to a provision of $800,000 during the same period of 2009.  During the first six months of 2010 our provision for loan losses was $4.7 million, compared to a provision of $1.1 million during the same period of 2009.  The provision for loan losses reflected increased loan charge-offs, including a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan during the second quarter of 2010.  While it was necessary to recognize the loss associated with this decline in value, we continue to pursue the guarantor.  Also during the second quarter of 2010, we charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting our collection attempts.  The commercial agriculture loan charge-off exceeded the reserves in the allowance for loan losses by $242,000.  Our provision for loan losses was higher in both 2010 and 2009 as compared to historical levels prior to 2008, due to the difficult economic conditions over the past few years and its impact on our loan portfolio which increased our levels of charge-offs and nonperforming loans over the same period.  We have been working diligently to identify and address the credit weaknesses in our loan portfolio.  While it is difficult to forecast future events, we believe that our current allowance for loan losses, coupled with our capital levels, loan portfolio management and underlying fundamental earnings before the provision for loan losses, positions us to deal with this challenging environment.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Non-interest income decreased $363,000, or 13.8%, during the second quarter of 2010, primarily as a result of a $306,000 decline in gains on sales of loans as our originations of one-to-four family residential real estate loans that were sold in the secondary market declined in the second quarter of 2010 as compared to the origination volumes that we experienced in the same period of 2009.

Non-interest income decreased $498,000, or 11.0%, during the first six months of 2010, primarily as a result of a $503,000 decline in gains on sales of loans as our originations of one-to-four family residential real estate loans that were sold in the secondary market declined in the first six months of 2010 as compared to the origination volumes that we experienced in the same period of 2009.  We expect the origination volumes of residential real estate loans to remain lower in 2010 than the record levels we experienced during 2009.

Investment Securities Gains (Losses).  During the first quarter of 2010, we realized $563,000 of gains on sales of investment securities resulting from the sale of $10.1 million of high-quality mortgage-backed investment securities as we capitalized on the premium pricing that existed in the markets for these types of securities.  During the second quarter of 2010, we recognized a net credit-related other-than-temporary impairment loss of $140,000 on a $500,000 par investment in a pooled trust preferred security.  The investment experienced increased levels of deferrals and defaults during the second quarter of 2010 which exceeded our expectations.  No impairment losses were recorded in the first quarter of 2010.  During the second quarter of 2009, we identified a $1.0 million par investment in a pooled trust preferred security as other-than-temporarily impaired.  The same investment was also identified as other-than-temporarily impaired during the first quarter of 2009, but experienced increased levels of deferrals and defaults during the second quarter of 2009 which exceeded our expectations resulting in an additional net credit-related impairment loss on this security of $249,000 in the second quarter of 2009.  During the first six months of 2009 the net credit-related impairment loss totaled $576,000 on the $1.0 million par investment in the pooled trust preferred security.

Non-interest Expense.  Non-interest expense decreased $173,000, or 3.5%, to $4.8 million for the quarter ended June 30, 2010, as compared to the same period of 2009.  The decline in non-interest expense was primarily due to a decrease of $264,000 in our federal deposit insurance premiums, as the second quarter of 2009 included a $277,000 special assessment which affected all FDIC insured institutions.

Non-interest expense increased $180,000, or 1.9%, to $9.6 million for the first six months of 2010, as compared to the same period of 2009.  The increase in non-interest expense was primarily driven by increases of $260,000 in compensation and benefits and $78,000 in occupancy and equipment.  The acquisition of a branch in Lawrence, Kansas in May 2009 contributed to the increases in compensation and benefits and occupancy and equipment in the first six months of 2010 as compared to the first six months 2009.  Offsetting those increases were decreases of $118,000 in federal deposit insurance premiums and $44,000 in professional fees.  The decrease in federal deposit insurance premiums was the result of the $277,000 special assessment during the second quarter of 2009 offset by higher assessment rates, which affected all FDIC insured institutions, and the utilization of our remaining FDIC assessment credits during the first six months of 2009.  Our professional fees were elevated during the first six months of 2009 as a result of the branch acquisition.

Income Tax (Benefit) Expense.  During the second quarter of 2010, we recorded an income tax benefit of $1.0 million as compared to income tax expense of $192,000 during the same period of 2009.  The decrease in our effective tax rate for the second quarter of 2010 resulted primarily from the decrease in taxable income, as a percentage of earnings before income taxes, while our tax exempt investment income and bank owned life insurance remained similar between the second quarters of 2010 and 2009.

During the first six months of 2010, we recorded an income tax benefit of $772,000 as compared to income tax expense of $393,000 during the same period of 2009.  The decrease in our effective tax rate for the six months ended June 30, 2010 resulted primarily from the decrease in taxable income, as a percentage of earnings before income taxes, while our tax exempt investment income and bank owned life insurance remained similar between the first six months of both 2010 and 2009.

Financial Condition.  While, the Company’s asset quality and performance have been affected by the declining residential and commercial real estate values, falling consumer confidence, increased unemployment and decreased consumer spending, which have all contributed to a slowing economy and a difficult credit market, we have managed to avoid most of the hardest hit areas.  Even though the markets in which the Company operates have been impacted by the economic slowdown, the effect has not been as severe as those experienced in some areas of the U.S.  In addition, the Company’s loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate.  Outside of the identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  These loans are typically sold soon after the loan closing.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.  Total assets decreased to $576.2 million at June 30, 2010, compared to $584.2 million at December 31, 2009.  Net loans, excluding loans held for sale, decreased to $334.9 million at June 30, 2010 from $342.7 million at December 31, 2009.  The $7.8 million decline in net loans was primarily the result of $5.8 million of net loan charge-offs during the first six months of 2010.  Our one-to-four family residential real estate loan portfolio also declined by $3.6 million during the first six months of 2010 due to normal runoff relating to principal payments and prepayments.  The outstanding balances in our one-to-four family residential real estate loan portfolio typically decline as we sell our newly originated loans.  The increase in our commercial loan balances is due to seasonal increases in borrowings on commercial agriculture lines of credit.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of its loan activity.  Such evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.  At June 30, 2010, our allowance for loan losses totaled $4.4 million, or 1.3% of gross loans outstanding, as compared to $5.5 million, or 1.6% of gross loans outstanding, at December 31, 2009.  Our provision for loan losses for the quarter ended June 30, 2010 was $4.0 million, compared to a provision of $800,000 during the same period of 2009.  During the first six months of 2010, our provision for loan losses was $4.7 million, compared to a provision of $1.1 million during the same period of 2009.  Our provision for loan losses was higher in both 2010 and 2009 as compared to historical levels prior to 2008, due to the difficult economic conditions over the past few years and its impact on our loan portfolio as well as increased levels of charge-offs and nonperforming loans over the same period.  We have been working diligently to identify and address the credit weaknesses in our loan portfolio.  While it is difficult to forecast future events, we believe that our current allowance for loan losses, coupled with our capital levels, loan portfolio management and underlying fundamental earnings before the provision for loan losses, positions us to deal with this challenging environment.

Loans past due more than a month totaled $7.2 million, or 2.1% of gross loans, at June 30, 2010, compared to $13.3 million, or 3.8% of gross loans, at December 31, 2009.  Non-accrual loans, which primarily consist of loans greater than 90 days past due and are included in the past due loan balances, totaled $6.7 million at June 30, 2010 and $11.8 million at December 31, 2009, or 2.0% and 3.4% of gross loans, respectively.  There were no loans 90 days delinquent and still accruing interest at June 30, 2010 or December 31, 2009.  Our impaired loans were $6.7 million at June 30, 2010 compared to $11.8 million at December 31, 2009.  During the first six months of 2010, we had net loan charge-offs of $5.8 million as compared to $144,000 during the first six months of 2009.  The increase in net loan charge-offs in 2010 was associated with two impaired loans consisting of a $4.3 million construction loan and a $2.3 million commercial agriculture loan, which were both classified as impaired and non-accrual during 2009.  During the second quarter of 2010 we charged-off the remaining balance on the commercial agriculture loan after exhausting our collection attempts and $3.3 million of the construction loan relating to a significant decline in appraised value of the real estate collateral and uncertainty about the likelihood, magnitude and timeliness of our collection expectations from the guarantor.  As of March 31, 2010 we had included in our allowance for loan losses reserves of $716,000 on the construction loan and $2.1 million on the commercial agriculture loan.  As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction relationships.  We are aggressively working to resolve the remaining problem credits or move the nonperforming credits out of the loan portfolio.  During the first six months of 2010, real estate owned increased by $2.2 million primarily as the result of foreclosure on loans that were nonperforming at December 31, 2009.  No significant losses resulted from the foreclosure of the loans that increased other real estate owned.

Although the recent economic recession created a very difficult environment for financial institutions, as well as other businesses, the U.S. government, Federal Reserve and the Treasury Department initiated many programs to try to stimulate the economy.  Nevertheless, many financial institutions, including us, have experienced an increase in nonperforming assets during the recent economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that our allowance for loan losses at June 30, 2010, was appropriate, however, there can be no assurances that losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.  Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.  Total deposits decreased $5.8 million to $432.8 million at June 30, 2010, from $438.6 million at December 31, 2009.  Total borrowings increased $1.6 million to $83.8 million at June 30, 2010, from $82.2 million at December 31, 2009.  The increase was primarily from borrowing $6.4 million on our FHLB line of credit as of June 30, 2010 which offset the prepayment of a $5.0 million FHLB advance that converted to a variable rate during the first quarter of 2010.

Certificates of deposit at June 30, 2010, which were scheduled to mature in one year or less, totaled $138.1 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows.  During the six months ended June 30, 2010, our cash and cash equivalents decreased by $2.7 million.  Our operating activities used net cash of $3.7 million during the first six months of 2010 primarily from funding the seasonal increase in origination volumes of one-to-four family residential which are reflected in the increased balances of loans held for sale.  Our investing activities provided net cash of $5.9 million during the first six months of 2010 as the net funds from our investment portfolio were used to fund the increased balances of loans held for sale and to offset the lower deposit balances.  Our financing activities used net cash of $4.9 million during the first six months of 2010, primarily from lower deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $167.1 million at June 30, 2010 and $174.0 million at December 31, 2009.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities.  At June 30, 2010, we had outstanding FHLB advances of $50.9 million and $6.4 million in borrowings against our line of credit with the FHLB.  At June 30, 2010, we had collateral pledged to the FHLB that would allow us to borrow an additional $50.7 million per FHLB credit guidelines.  At June 30, 2010, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $13.0 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $59.0 million at June 30, 2010, which had no borrowings against at that time.  We had other borrowings of $26.5 million at June 30, 2010, which included $16.5 million of subordinated debentures and $5.2 million in repurchase agreements.  The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 17, 2010, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.25%.  This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2010.  The outstanding balance on the line of credit at June 30, 2010 was $4.8 million, which was included in other borrowings.  We anticipate that we will renew this line of credit for another one year period before the maturity date.  If we are unable to renew the line of credit, we will attempt to refinance with another financial institution, which may not be on similar terms, or repay the facility.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.1 million at June 30, 2010.

At June 30, 2010, we had outstanding loan commitments, excluding standby letters of credit, of $49.9 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital.  Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements.  Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.”  As of June 30, 2010, both the Company and the Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action.  As of June 30, 2010, the Company and the Bank met all capital adequacy requirements to which we are subject.  The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2010:
					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Leverage	$53,981	9.4%	$22,886	4.0%	$28,607	5.0%
Tier 1 Capital	$53,981	13.9%	$15,582	4.0%	$23,373	6.0%
Total Risk Based Capital	$58,569	15.0%	$31,164	8.0%	$38,955	10.0%

As of December 31, 2009
Leverage	$54,386	9.3%	$23,413	4.0%	$29,266	5.0%
Tier 1 Capital	$54,386	13.7%	$15,901	4.0%	$23,852	6.0%
Total Risk Based Capital	$59,439	15.0%	$31,803	8.0%	$39,754	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at June 30, 2010:
					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Leverage	$57,604	10.1%	$22,728	4.0%	$28,411	5.0%
Tier 1 Capital	$57,604	14.9%	$15,521	4.0%	$23,282	6.0%
Total Risk Based Capital	$62,102	16.0%	$31,042	8.0%	$38,803	10.0%

As of December 31, 2009
Leverage	$57,548	9.9%	$23,343	4.0%	$29,179	5.0%
Tier 1 Capital	$57,548	14.5%	$15,837	4.0%	$23,755	6.0%
Total Risk Based Capital	$62,429	15.8%	$31,673	8.0%	$39,592	10.0%

Dividends.  During the quarter ended June 30, 2010, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2010.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval.  Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.  As of June 30, 2010, approximately $2.8 million was available to be paid as dividends to Landmark Bancorp by Landmark National Bank without prior regulatory approval.

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

Average Assets/Liabilities.  The following tables set forth information relating to average balances of interest-earning assets and liabilities for the three months and six months ended June 30, 2010 and 2009.  The following tables reflect the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Quarter ended June 30, 2010			Quarter ended June 30, 2009
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$170,043	$1,609	3.80%	$185,131	$1,986	4.30%
Loans receivable, net (2)	349,442	4,943	5.67%	362,436	5,265	5.83%
Total interest-earning assets	519,485	6,552	5.06%	547,567	7,251	5.31%
Non-interest-earning assets	66,447			60,853
Total	$585,932			$608,420

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$188,636	$835	1.78%	$218,519	$1,379	2.53%
Money market and NOW accounts	160,575	117	0.29%	153,511	159	0.42%
Savings accounts	31,754	16	0.20%	29,252	20	0.27%
Total deposits	380,965	968	1.02%	401,282	1,558	1.56%
FHLB advances and other borrowings	87,066	679	3.13%	92,277	811	3.53%
Total interest-bearing liabilities	468,031	1,647	1.41%	493,559	2,369	1.93%
Non-interest-bearing liabilities	62,895			62,336
Stockholders' equity	55,006			52,525
Total	$585,932			$608,420

Interest rate spread (3)			3.65%			3.38%
Net interest margin (4)		$4,905	3.79%		$4,882	3.58%
Tax equivalent interest - imputed		333			323
Net interest income		$4,572			$4,559

Ratio of average interest-earning assets to average interest-bearing liabilities		111.0%			110.9%

(1)
Income on investment securities includes all securities, including interest bearing deposits in other financial institutions.  Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.

(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$172,456	$3,333	3.90%	$183,585	$4,001	4.39%
Loans receivable, net (2)	348,476	9,852	5.70%	365,410	10,471	5.78%
Total interest-earning assets	520,932	13,185	5.10%	548,995	14,472	5.32%
Non-interest-earning assets	65,792			60,417
Total	$586,724			$609,412

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$190,252	$1,726	1.83%	$217,617	$2,815	2.61%
Money market and NOW accounts	162,674	246	0.30%	154,937	342	0.45%
Savings accounts	31,130	35	0.23%	28,381	40	0.28%
Total deposits	384,056	2,007	1.05%	400,935	3,197	1.61%
FHLB advances and other borrowings	84,707	1,364	3.25%	95,908	1,690	3.55%
Total interest-bearing liabilities	468,763	3,371	1.45%	496,843	4,887	1.98%
Non-interest-bearing liabilities	63,192			60,391
Stockholders' equity	54,769			52,178
Total	$586,724			$609,412

Interest rate spread (3)			3.65%			3.34%
Net interest margin (4)		$9,814	3.80%		$9,585	3.52%
Tax equivalent interest - imputed		674			634
Net interest income		$9,140			$8,951

Ratio of average interest-earning assets to average interest-bearing liabilities		111.1%			110.5%

(1)
Income on investment securities includes all securities, including interest bearing deposits in other financial institutions.  Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.

(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Table.  The following table describes the extent to which changes in tax equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and the six months ended June 30, 2010 as compared to the six months ended June 20, 2009.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended June 30,			Six months ended June 30,
	2010 vs 2009			2010 vs 2009
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Investment securities	$(154)	$(223)	$(377)	$(235)	$(433)	$(668)
Loans	(182)	(140)	(322)	(477)	(142)	(619)
Total	(336)	(363)	(699)	(712)	(575)	(1,287)
Interest expense:
Deposits	(75)	(515)	(590)	(128)	(1,062)	(1,190)
Other borrowings	(44)	(88)	(132)	(189)	(137)	(326)
Total	(119)	(603)	(722)	(317)	(1,199)	(1,516)
Net interest income	$(217)	$240	$23	$(395)	$624	$229

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2010, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$1,327	7.3%
100 basis point rising	$645	3.5%
100 basis point falling	$(992)	(5.4)%

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

•
The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters and the effects of further increases in FDIC premiums (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder).

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.  RISK FACTORS

Other than as set forth below, there have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2009 Annual Report on Form 10-K.

Recently enacted regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as ours in substantial and unpredictable ways.  Compliance with the Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future.  Our management is actively reviewing the provisions of the Act and assessing its probable impact on our business, financial condition, and result of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and the Bank at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

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

LANDMARK BANCORP, INC.

Date: August 11, 2010	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: August 11, 2010	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer