Form 10-Q
period 2010-09-30
LANDMARK BANCORP INC
filed 2010-11-10
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date: as of November 9, 2010, the Issuer had outstanding 2,511,572 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents

		Page Number

	PART I

Item 1.	Financial Statements and Related Notes	2 - 20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21 - 31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31 - 32
Item 4.	Controls and Procedures	33

	PART II

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Removed and Reserved	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

Form 10-Q Signature Page		35

ITEM 1.  FINANCIAL STATEMENTS AND RELATED NOTES

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	September 30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$13,042	$12,379
Investment securities:
Available-for-sale, at fair value	156,580	161,568
Other securities	8,170	8,051
Loans, net	322,913	342,738
Loans held for sale	10,162	4,703
Premises and equipment, net	15,311	15,877
Real estate owned	4,093	1,129
Bank owned life insurance	12,917	12,548
Goodwill	12,894	12,894
Other intangible assets, net	2,218	2,481
Accrued interest and other assets	9,003	9,799
Total assets	$567,303	$584,167

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$54,722	$54,799
Money market and NOW	165,543	162,449
Savings	31,882	29,010
Time, $100,000 and greater	50,925	48,422
Time, other	133,095	143,915
Total deposits	436,167	438,595

Federal Home Loan Bank borrowings	41,446	56,004
Other borrowings	27,884	26,179
Accrued interest, taxes, and other liabilities	6,677	9,494
Total liabilities	512,174	530,272

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,504,265 and 2,489,779
shares issued at September 30, 2010 and December 31, 2009, respectively	25	25
Additional paid-in capital	25,100	24,844
Retained earnings	27,295	27,523
Accumulated other comprehensive income	2,709	1,503
Total stockholders’ equity	55,129	53,895

Total liabilities and stockholders’ equity	$567,303	$584,167

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans:
Taxable	$4,764	$5,062	$14,398	$15,365
Tax-exempt	61	55	207	168
Investment securities:
Taxable	606	1,045	2,087	3,230
Tax-exempt	606	637	1,854	1,867
Other	2	3	4	10
Total interest income	6,039	6,802	18,550	20,640
Interest expense:
Deposits	916	1,401	2,923	4,598
Borrowings	654	793	2,018	2,483
Total interest expense	1,570	2,194	4,941	7,081
Net interest income	4,469	4,608	13,609	13,559
Provision for loan losses	500	1,900	5,200	3,000
Net interest income after provision for loan losses	3,969	2,708	8,409	10,559
Non-interest income:
Fees and service charges	1,330	1,191	3,470	3,289
Gains on sales of loans, net	833	722	2,237	2,629
Bank owned life insurance	124	126	372	373
Other	101	71	350	358
Total non-interest income	2,388	2,110	6,429	6,649
Investment securities gains (losses), net:
Impairment losses on investment securities	(251)	(133)	(391)	(709)
Gains on sales of investment securities	-	-	563	-
Investment securities gains (losses), net	(251)	(133)	172	(709)
Non-interest expense:
Compensation and benefits	2,358	2,360	6,997	6,739
Occupancy and equipment	731	716	2,123	2,030
Federal deposit insurance premiums	180	176	542	656
Data processing	208	189	640	583
Amortization of intangibles	208	196	569	574
Professional fees	113	190	433	554
Advertising	137	121	374	361
Other	827	878	2,664	2,729
Total non-interest expense	4,762	4,826	14,342	14,226
Earnings (loss) before income taxes	1,344	(141)	668	2,273
Income tax expense (benefit)	241	(254)	(531)	139
Net earnings	$1,103	$113	$1,199	$2,134
Earnings per share:
Basic	$0.44	$0.05	$0.48	$0.86
Diluted	$0.44	$0.05	$0.48	$0.86
Dividends per share	$0.19	$0.18	$0.57	$0.54

See accompanying notes to consolidated financial statements.

 LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2010	2009

Net cash (used in) provided by operating activities	$(726)	$4,089

Investing activities:
Net decrease in loans	10,457	16,286
Maturities and prepayments of investment securities	27,360	37,167
Purchases of investment securities	(30,993)	(43,133)
Proceeds from sale of investment securities	10,097	1,210
Proceeds from sales of foreclosed assets	1,036	1,954
Purchases of premises and equipment, net	(164)	(676)
Net cash paid in branch acquisition	-	(130)
Net cash provided by investing activities	17,793	12,678
Financing activities:
Net (decrease) increase in deposits	(2,428)	4,900
Federal Home Loan Bank advance repayments	(15,028)	(10,027)
Change in Federal Home Loan Bank line of credit, net	600	(6,000)
Other borrowings, net	1,705	2,617
Proceeds from issuance of common stock under stock option plans	143	-
Excess tax benefit related to stock option plans	31	-
Payment of dividends	(1,427)	(1,352)
Purchase of treasury stock	-	(12)
Net cash used in financing activities	(16,404)	(9,874)
Net increase in cash and cash equivalents	663	6,893
Cash and cash equivalents at beginning of period	12,379	13,788
Cash and cash equivalents at end of period	$13,042	$20,681

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$942	$872
Cash paid during the period for interest	5,192	7,210

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$3,973	$1,827
Branch acquisition:
Fair value of liabilities assumed	-	6,650
Fair value of assets acquired	$-	$6,520

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total
Balance at December 31, 2008	$24	$23,873	$27,819	$(935)	$625	$51,406
Comprehensive income:
Net earnings	-	-	2,134	-	-	2,134
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	2,128	2,128
Total comprehensive income						4,262
Dividends paid ($0.54 per share)	-	-	(1,352)	-	-	(1,352)
Stock based compensation	-	118	-	-	-	118
Purchase of 800 treasury shares	-	-	-	(12)	-	(12)
Balance at September 30, 2009	$24	$23,991	$28,601	$(947)	$2,753	$54,422

Balance at December 31, 2009	$25	$24,844	$27,523	$-	$1,503	$53,895
Comprehensive income:
Net earnings	-	-	1,199	-	-	1,199
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	1,206	1,206
Total comprehensive income						2,405
Dividends paid ($0.57 per share)	-	-	(1,427)	-	-	(1,427)
Stock based compensation	-	82	-	-	-	82
Exercise of stock options, 14,486 shares, including excess tax benefit of $31	-	174	-	-	-	174
Balance at September 30, 2010	$25	$25,100	$27,295	$-	$2,709	$55,129

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2009, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2009 consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended September 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.  The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company determined that a decline in its stock price during the third quarter of 2010 constituted a triggering event, which required an impairment test to be performed.  The Company performed an impairment test as of September 30, 2010 by comparing the fair value of the Company’s single reporting unit to its carrying value.  Fair value was determined using observable market data including the Company’s market capitalization and valuation multiples compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit.  Based on the results of the September 30, 2010 impairment testing, which indicated no impairment, the Company concluded its goodwill was not impaired as of September 30, 2010.  The Company can make no assurances that future impairment tests will not result in goodwill impairments.

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

	Three months ended September 30,
(Dollars in thousands)	2010		2009
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of period	$5,445	$(4,025)	$5,482	$(3,467)
Additions	-	-	-	-
Amortization	-	(128)	-	(154)
Balance at end of period	$5,445	$(4,153)	$5,482	$(3,621)

	Nine months ended September 30,
(Dollars in thousands)	2010		2009
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of period	$5,482	$(3,767)	$5,396	$(3,159)
Additions	-	-	86	-
Adjustments to prior estimates	(37)	-	-	-
Amortization	-	(386)	-	(462)
Balance at end of period	$5,445	$(4,153)	$5,482	$(3,621)

Mortgage servicing rights are related to loans serviced by the Company for unrelated third parties.  The outstanding principal balances of such loans were $155.6 million and $138.4 million at September 30, 2010 and December 31, 2009, respectively.  Gross service fee income related to such loans was $93,000 and $79,000 for the quarters ended September 30, 2010 and 2009, respectively, which is included in fees and service charges in the consolidated statements of operations.  Gross service fee income for the nine months ended September 30, 2010 and 2009 was $269,000 and $194,000, respectively.  The following is an analysis of changes in the mortgage servicing rights:

	Three months ended September 30,
(Dollars in thousands)	2010		2009
	Cost	Accumulated amortization	Cost	Accumulated amortization
Balance at beginning of period	$1,572	$(756)	$1,211	$(617)
Additions	190	-	177	-
Prepayments	(48)	48	(12)	12
Amortization	-	(80)	-	(42)
Balance at end of period	$1,714	$(788)	$1,376	$(647)

	Nine months ended September 30,
(Dollars in thousands)	2010		2009
	Cost	Accumulated amortization	Cost	Accumulated amortization
Balance at beginning of period	$1,447	$(681)	$772	$(602)
Additions	343	-	671	-
Prepayments	(76)	76	(67)	67
Amortization	-	(183)	-	(112)
Balance at end of period	$1,714	$(788)	$1,376	$(647)

Aggregate core deposit and mortgage servicing rights amortization expense for the quarters ended September 30, 2010 and 2009, was $208,000 and $196,000, respectively.  Aggregate core deposit and mortgage servicing rights amortization expense for the nine months ended September 30, 2010 and 2009, was $569,000 and $574,000, respectively.  The following sets forth estimated amortization expense for all intangible assets for the remainder of 2010 and in successive years ending December 31:

Year	Amount (in thousands)
Remainder of 2010	$210
2011	760
2012	664
2013	364
2014	145
Thereafter	75

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$22,093	$206	$-	$22,299
Municipal obligations, tax exempt	63,789	3,616	(27)	67,378
Municipal obligations, taxable	2,755	27	(1)	2,781
Mortgage-backed securities	49,826	1,280	(4)	51,102
Common stocks	693	165	(51)	807
Pooled trust preferred securities	1,131	-	(917)	214
Certificates of deposit	11,999	-	-	11,999
Total	$152,286	$5,294	$(1,000)	$156,580

	As of December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$18,734	$356	$-	$19,090
Municipal obligations, tax exempt	67,149	1,938	(228)	68,859
Municipal obligations, taxable	1,366	-	(23)	1,343
Mortgage-backed securities	63,265	1,532	(102)	64,695
Common stocks	633	191	(19)	805
Pooled trust preferred securities	1,528	-	(1,267)	261
Certificates of deposit	6,515	-	-	6,515
Total	$159,190	$4,017	$(1,639)	$161,568

As of September 30, 2010, the Company owned three investments in pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies.  Included in the gross unrealized losses at September 30, 2010, are noncredit-related losses of $917,000 related to two investments in pooled trust preferred securities, Preferred Term Security (“PreTSL”) VIII and PreTSL IX, which were determined to be other-than-temporarily impaired and recorded in accumulated other comprehensive income.  The amortized cost of PreTSL VIII and PreTSL IX was $1.1 million at September 30, 2010.  During 2009, $854,000 of credit-related impairment losses was recognized on these two securities.  A credit-related, other-than-temporary impairment charge of $242,000 was taken during the third quarter of 2010 for the remaining cost basis of the third investment in a pooled trust preferred security, PreTSL XVII, and as a result the security was determined to have no value.  Additional credit-related, other-than-temporary impairment charges of $140,000 and $107,000 had previously been recorded on PreTSL XVII during the second quarter of 2010 and the fourth quarter of 2009, respectively.  The fair value of PreTSL VIII and PreTSL IX totaled $214,000 at September 30, 2010, while the $917,000 of unrealized losses were included in accumulated other comprehensive income, net of tax.  The fair value of the three securities totaled $261,000 at December 31, 2009, while $1.3 million of unrealized losses were included in accumulated other comprehensive income, net of tax.

The summary of available-for-sale investment securities shows that some of the securities had unrealized losses, or were temporarily impaired, as of September 30, 2010 and December 31, 2009.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

		As of September 30, 2010
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	2	$407	$(3)	$481	$(24)	$888	$(27)
Municipal obligations, taxable	1	999	(1)	-	-	999	(1)
Mortgage-backed securities	3	2,335	(4)	-	-	2,335	(4)
Common stocks	3	420	(44)	17	(7)	437	(51)
Pooled trust preferred securities	2	-	-	214	(917)	214	(917)
Total	11	$4,161	$(52)	$712	$(948)	$4,873	$(1,000)

		As of December 31, 2009
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	24	$7,765	$(167)	$780	$(61)	$8,545	$(228)
Municipal obligations, taxable	2	1,233	(23)	-	-	1,233	(23)
Mortgage-backed securities	6	8,140	(101)	44	(1)	8,184	(102)
Common stocks	4	59	(19)	-	-	59	(19)
Pooled trust preferred securities	3	-	-	261	(1,267)	261	(1,267)
Total	39	$17,197	$(310)	$1,085	$(1,329)	$18,282	$(1,639)

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

As of September 30, 2010, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2010 and December 31, 2009.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.  Based on these factors, along with the Company’s intent to not sell the security and the Company’s belief that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily impaired as of September 30, 2010 and December 31, 2009.  The Company’s mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

During the quarter ended September 30, 2010, the Company determined that an equity investment in a financial institution was other-than-temporarily impaired.  The Company recorded a $9,000 other-temporary-impairment charge equal to the cost of the equity investment during the third quarter of 2010, as the remaining fair value of the equity investment was immaterial.

As of September 30, 2010, the Company owned three investments in pooled trust preferred securities with an original cost basis of $2.5 million.  The market for these securities is considered to be inactive.  The Company used discounted cash flow models to assess if the present value of the cash flows expected to be collected was less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral.  The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, expected recoveries, and estimated cash flows including all information available through the date of issuance of the financial statements.  The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.

As of September 30, 2010, the analysis of the Company’s three investments in pooled trust preferred securities indicated that the unrealized losses on two of the three securities were not credit-related.  However, the analysis indicated that the unrealized loss was other-than-temporary on PreTSL XVII.  The increase in nonperforming collateral in PreTSL XVII resulted in a credit-related other-than-temporary impairment for the remaining cost basis of $242,000 during the quarter ended September 30, 2010.  The cumulative realized loss on PreTSL XVII totaled $489,000.  The Company performed a discounted cash flow analysis, using the factors noted above to determine the amount of the other-than-temporary impairment that was applicable to either credit losses or other factors.  As of September 30, 2010, the Company had recorded credit losses on all three PreTSL securities totaling $1.3 million through charges to earnings during 2009 and the first nine months of 2010.

The following tables provide additional information related to the Company’s portfolio of investments in pooled trust preferred securities as of September 30, 2010:

(Dollars in thousands)							Cumulative
		Moody's	Original	Cost	Fair	Unrealized	realized
Investment	Class	rating	par	basis	value	loss	loss
PreTSL VIII	B	C	$1,000	$381	$57	$(325)	$(619)
PreTSL IX	B	C	1,000	750	157	(592)	(235)
PreTSL XVII	C	C	500	-	-	-	(489)
Total			$2,500	$1,131	$214	$(917)	$(1,343)

		Non-performing collateral as %
	Number of	of current collateral (at quarter end)
Investment	issuers in pool	Q4 2009	Q1 2010	Q2 2010	Q3 2010
PreTSL VIII	37	43.7%	43.7%	43.7%	43.7%
PreTSL IX	51	28.1%	29.2%	29.2%	29.2%
PreTSL XVII	58	19.9%	20.6%	24.0%	35.7%

The following table reconciles the changes in the Company’s credit losses on its portfolio of investments in pooled trust preferred securities recognized in earnings:

	Three months ending September 30,
(Dollars in thousands)	2010	2009
Beginning balance	$1,101	$576
Additional credit losses:
Securities with no previous other-than-temporary impairment	-	-
Securities with previous other-than-temporary impairments	242	133
Ending balance	$1,343	$709

	Nine months ending September 30,
(Dollars in thousands)	2010	2009
Beginning balance	$961	$-
Additional credit losses:
Securities with no previous other-than-temporary impairment	-	709
Securities with previous other-than-temporary impairments	382	-
Ending balance	$1,343	$709

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and/or the financial condition of some of the issuers of these securities deteriorate and/or if the liquidity in markets for these securities declines.  As a result, there is a risk that additional other-than-temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated financial statements.  The fair value of the Company’s investment securities may also decline from an increase in market interest rates, as the market prices of these investments move inversely to their market yields.

Maturities of investment securities at September 30, 2010 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$27,757	$27,860
Due after one year but within five years	28,092	29,162
Due after five years	45,918	47,649
Mortgage-backed securities and common stocks	50,519	51,909
Total	$152,286	$156,580

For mortgage-backed securities, actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2010	2009	2010	2009
Realized gains	$-	$-	$563	$-
Realized losses	-	-	-	-
Total	$-	$-	$563	$-

Other investment securities primarily include restricted investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock at September 30, 2010 and December 31, 2009 was $6.3 million and $6.2 million, respectively and the carrying value of the FRB stock at September 30, 2010 and December 31, 2009 was $1.8 million.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there are no available market values for these securities, they are carried at cost.  Redemption of these investments at par value is at the option of the FHLB or FRB.  The Company has assessed the ultimate recoverability of these investments and believe that no impairment has occurred.

4.           Loans and Allowance for Loan Losses

Loans consisted of the following as of:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
One-to-four family residential real estate	$91,729	$98,333
Commercial real estate	102,014	106,470
Construction and land	26,439	36,864
Commercial loans	101,100	98,213
Consumer loans	5,989	7,884
Total gross loans	327,271	347,764
Deferred loan fees, costs and loans in process	242	442
Allowance for loan losses	(4,600)	(5,468)
Loans, net	$322,913	$342,738

Percent of total:
One-to-four family residential real estate	28.0%	28.3%
Commercial real estate	31.2%	30.6%
Construction and land	8.1%	10.6%
Commercial loans	30.9%	28.2%
Consumer loans	1.8%	2.3%
Total gross loans	100.0%	100.0%

A summary of the activity in the allowance for loan losses is as follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$4,373	$4,827	$5,468	$3,871
Provision for loan losses	500	1,900	5,200	3,000
Charge-offs	(300)	(1,543)	(6,124)	(1,923)
Recoveries	27	44	56	280
Ending balance	$4,600	$5,228	$4,600	$5,228

Loans past due 30-89 days and still accruing interest totaled $2.7 million, or 0.8% of gross loans, at September 30, 2010, compared to $2.5 million, or 0.7% of gross loans, at December 31, 2009.  Loans past due more than a month totaled $5.3 million, or 1.6% of gross loans, at September 30, 2010, compared to $13.3 million, or 3.8% of gross loans, at December 31, 2009.  At September 30, 2010, $4.5 million in loans were on non-accrual status, or 1.4% of gross loans, compared to a balance of $11.8 million, or 3.4% of gross loans, at December 31, 2009.  Non-accrual loans consist of loans 90 days or more past due and impaired loans that are not past due.  There were no loans 90 days or more delinquent and still accruing interest at September 30, 2010 or December 31, 2009.

A summary of the non-accrual loans is as follows:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
One-to-four family residential real estate	$1,386	$1,146
Commercial real estate	45	1,475
Construction and land	1,241	6,402
Commercial loans	1,762	2,785
Consumer loans	35	22
Total non-accrual loans	$4,469	$11,830

A summary of the nonperforming assets is as follows:
	September 30,	December 31,
(Dollars in thousands)	2010	2009
Total non-accrual loans	$4,469	$11,830
Accruing loans over 90 days past due	-	-
Nonperforming investments	1,131	1,528
Real estate owned	4,093	1,129
Total nonperforming assets	$9,693	$14,487

Total nonperforming loans to gross loans	1.4%	3.4%
Total nonperforming assets to total assets	1.7%	2.5%
Allowance for loan losses to gross loans outstanding	1.4%	1.6%
Allowance for loan losses to nonperforming loans	102.9%	46.2%

A summary of the impaired loans is as follows:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
One-to-four family residential real estate	$1,386	$1,146
Commercial real estate	45	1,475
Construction and land	1,241	6,402
Commercial loans	1,762	2,785
Consumer loans	35	22
Total impaired loans	$4,469	$11,830

Impaired loans for which an allowance has been provided	$2,768	$10,620
Impaired loans for which no allowance has been provided	1,701	1,210
Allowance related to impaired loans	$1,015	$2,770

At September 30, 2010, the Company had a loan relationship totaling $853,000 that has been classified as a troubled debt restructuring.  As of September 30, 2010, the value of the collateral securing the loan was deficient by $308,000, which was reserved for in the allowance related to impaired loans.  The relationship consisted of two restructured 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and granted concessions at renewal.  The interest rate on $308,000 of the loan relationship was judged to be below market for new debt with similar risk, and thus both of these loans were classified as troubled debt restructurings.  These restructured loans are performing in accordance with their modified terms and the Company believes it probable that all amounts due under the modified terms of the agreements will be collected.  At September 30, 2010 both loans were classified as non-accrual and impaired.

5.           Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share includes the effect of all potential common shares outstanding during each period.  The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net earnings	$1,103	$113	$1,199	$2,134

Weighted average common shares outstanding - basic	2,504,265	2,490,023	2,500,906	2,490,201
Assumed exercise of stock options	2,080	5,086	2,333	5,158
Weighted average common shares outstanding - diluted	2,506,345	2,495,109	2,503,239	2,495,359
Net earnings per share (1):
Basic	$0.44	$0.05	$0.48	$0.86
Diluted	$0.44	$0.05	$0.48	$0.86

(1) All per share amounts have been adjusted to give effect to the 5% stock dividend paid during December 2009.

6.           Comprehensive Income

The Company’s other comprehensive income consists of the unrealized holding gains and losses on available for sale securities as shown below.

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net earnings	$1,103	$113	$1,199	$2,134

Unrealized holding losses on available-for-sale
securities for which a portion of an other-than-
temporary impairment has been recorded in earnings	(42)	(154)	(32)	(339)
Net unrealized holding gains on all other
available-for-sale securities	1,030	3,462	2,120	2,982
Less reclassification adjustment for losses (gains)
included in earnings	251	133	(172)	709
Net unrealized gains	1,239	3,441	1,916	3,352
Income tax expense	461	1,270	710	1,224
Total comprehensive income	$1,881	$2,284	$2,405	$4,262

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

Fair value estimates of the Company’s financial instruments as of September 30, 2010 and December 31, 2009, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Investment securities:
Available-for-sale	$156,580	$156,580	$161,568	$161,568
Other securities	8,170	8,170	8,051	8,051
Loans, net	322,913	322,590	342,738	343,671
Loans held for sale	10,162	10,420	4,703	4,718
Mortgage servicing rights	926	3,164	766	2,188
Derivative financial instruments	15	15	-	-
Accrued interest receivable	$2,763	$2,763	$2,702	$2,702

Financial liabilities:
Non-maturity deposits	$252,147	$252,147	$246,258	$246,258
Time deposits	184,020	186,256	192,337	193,707
FHLB borrowings	41,446	43,450	56,004	58,174
Other borrowings	27,884	25,287	26,179	24,537
Derivative financial instruments	-	-	84	84
Accrued interest payable	$777	$777	$1,028	$1,028

Methods and Assumptions Utilized

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

The Company classifies the fair value of its pooled trust preferred securities as Level 3.  The portfolio consists of three investments in pooled trust preferred securities issued by various financial companies, one of which had no value at September 30, 2010.  These securities are valued based on a matrix pricing in which the securities are benchmarked against single issuer trust preferred securities based on credit rating.  The pooled trust preferred market is inactive so single issuer trading is used as the benchmark, with additional adjustments made for credit and liquidity risk.

The Company’s other investment securities primarily include investments in FHLB and FRB stock, which are held for regulatory purposes.  These investments generally have restrictions on the sale and/or liquidation of stock and the carrying value is approximately equal to fair value.  Fair value measurements for these securities are classified as Level 3 based on the restrictions on sale and/or liquidation and related credit risk.

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

The estimated fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, money market accounts, and NOW accounts, is equal to the amount payable on demand.  The fair value of interest bearing time deposits is based on the discounted value of contractual cash flows of such deposits.  The discount rate is tied to the FHLB yield curve plus an appropriate servicing spread.  Fair value measurements based on discounted cash flows are classified as Level 3.  These fair values do not incorporate the value of core deposit intangibles which may be associated with the deposit base.

The fair value of advances from the FHLB and other borrowings is estimated using current yield curves for similar borrowings adjusted for the Company’s current credit spread if applicable and classified as Level 2.

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

Valuation methods for instruments measured at fair value on a recurring basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2010
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$22,299	$-	$22,299	$-
Municipal obligations, tax exempt	67,378	-	67,378	-
Municipal obligations, taxable	2,781	-	2,781	-
Mortgage-backed securities	51,102	-	51,102	-
Common stocks	807	807	-	-
Pooled trust preferred securities	214	-	-	214
Certificates of deposit	11,999	-	11,999	-
Derivative financial instruments	$15	$-	$-	$15

		As of December 31, 2009
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$19,090	$-	$19,090	$-
Municipal obligations, tax exempt	68,859	-	68,859	-
Municipal obligations, taxable	1,343	-	1,343	-
Mortgage-backed securities	64,695	-	64,695	-
Common stocks	805	805	-	-
Pooled trust preferred securities	261	-	-	261
Certificates of deposit	6,515	-	6,515	-
Liabilities:
Derivative financial instruments	$84	$-	$-	$84

The following table reconciles the changes in the Company’s Level 3 financial instruments during the first nine months of 2010:

(Dollars in thousands)		Derivative
	Available-for	financial
	sale-securities	instruments
Level 3 asset (liability) fair value at December 31, 2009	$261	$(84)
Transfers into Level 3	-	-
Payments applied to reduce carrying value	(15)	-
Total gains (losses):
Included in earnings	(382)	99
Included in other comprehensive income	350	-
Level 3 asset fair value at September 30, 2010	$214	$15

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

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable, the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $4.5 million at September 30, 2010 and $11.8 million at December 31, 2009, with allocated allowances of $1.0 million and $2.8 million, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis at September 30, 2010 and December 31, 2009 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30 ,2010
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$3,454	$-	$-	$3,454	$(676)
Loans held for sale	10,420	-	10,420	-	-
Mortgage servicing rights	3,164	-	-	3,164	-
Real estate owned	$4,093	$-	$-	$4,093	$-

(Dollars in thousands)		As of December 31 ,2009
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$9,060	$-	$-	$9,060	$(2,770)
Loans held for sale	4,718	-	4,718	-	-
Mortgage servicing rights	2,188	-	-	2,188	-
Real estate owned	$1,129	$-	$-	$1,129	$(100)

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

Summary of Results.  During the third quarter of 2010, we recorded net earnings of $1.1 million as compared to net earnings of $113,000 in the same period of 2009.  The increase in net earnings was primarily the result of a $1.4 million decrease in our provision for loan losses in the third quarter of 2010 as compared to the third quarter of 2009.  Net earnings decreased from $2.1 million during the nine months ended September 30, 2009 to $1.2 million during the same period of 2010.  The primary cause of this decline was a $2.2 million increase in our provision for loan losses during the first nine months of 2010 as compared to the first nine months of 2009.  Partially offsetting the increased provision for loan losses during the first nine months of 2010 was a gain on sales of investment securities of $563,000 recorded in 2010, as well as a decline in our net credit-related impairment losses on investment securities, which decreased from $709,000 during the first nine months of 2009 to $391,000 during the first nine months of 2010.

The provision for loan losses declined during the third quarter of 2010, as compared to the third quarter of 2009, due to decreased charge-offs and lower levels of nonperforming loans.  Net loan charge-offs declined from $1.5 million in the third quarter of 2009 to $273,000 in the same period of 2010.  For the nine months ended September 30, 2010 the provision for loan losses reflected increased charge-offs as compared to the same period of 2009.  Net loan charge-offs increased from $1.6 million during the first nine months of 2009 to $6.1 million during the same period of 2010.  The increase in net loan charge-offs in 2010 was principally associated with a $4.3 million construction loan, which experienced a significant decline in the appraised value of the collateral securing the loan and a $2.3 million commercial agriculture loan.  Both loans were classified as impaired and non-accrual during 2009.  During the first nine months of 2010, we charged-off the remaining balance on the commercial agriculture loan and $3.3 million of the construction loan.  Our ratio of nonperforming loans to gross loans decreased to 1.4% at September 30, 2010 compared to 3.4% at December 31, 2009, primarily as a result of the charge-offs described above.

Our net interest margin increased from 3.59% during the third quarter of 2009 to 3.76% for the third quarter of 2010 and from 3.54% during the nine months ended September 30, 2009 to 3.79% during the nine months ended September 30, 2010. The increase in net interest margin was primarily a result of maintaining the yields on our loan portfolio while our investment portfolio, deposits and FHLB advances repriced lower in the current low rate environment.  While our net interest margin increased, our average interest earnings asset balances declined over the same periods as a result of our decision not to reinvest excess liquidity into lower yielding investments thereby reducing higher cost liabilities.  It is unlikely that we will continue to increase our net interest margin from current levels in the near term and instead may see declines in net interest margin as we currently expect to reinvest some of our future excess liquidity and future cash flows into low yielding investments.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net earnings:
Net earnings	$1,103	$113	$1,199	$2,134
Basic earnings per share	$0.44	$0.05	$0.48	$0.86
Diluted earnings per share	$0.44	$0.05	$0.48	$0.86
Earnings ratios:
Return on average assets (1)	0.75%	0.07%	0.28%	0.47%
Return on average equity (1)	8.05%	0.84%	2.93%	5.43%
Equity to total assets	9.72%	9.01%	9.72%	9.01%
Net interest margin (1) (2)	3.76%	3.59%	3.79%	3.54%
Dividend payout ratio	43.18%	380.00%	118.75%	63.33%

(1) Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(2) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the quarter ended September 30, 2010, decreased $763,000 to $6.0 million, a decline of 11.2% as compared to the same period of 2009.  Interest income on loans decreased $292,000, or 5.7%, to $4.8 million for the quarter ended September 30, 2010 due to decreased average outstanding loan balances.  Partially offsetting the lower average outstanding loans were higher tax equivalent yields earned on loans.  Average loan balances for the third quarter of 2010, decreased to $337.5 million from $359.8 million for the third quarter of 2009 while the average tax equivalent yield increased to 5.71% from 5.67% over the same periods, respectively.  Interest income on investment securities decreased $471,000, or 28.0%, to $1.2 million for the third quarter of 2010, as compared to the same period of 2009.  The decline in interest income on investment securities was due to a decline in the average balance of investments, from $186.3 million during the third quarter of 2009 to $168.0 million during the third quarter of 2010, and a decline in the tax equivalent yield on those investments from 4.23% to 3.56% over the same periods, respectively.

Interest income for the nine months ended September 30, 2010, decreased $2.1 million, or 10.1%, to $18.6 million as compared to the same period of 2009.  Interest income on loans decreased $928,000, or 6.0%, to $14.6 million for the nine months ended September 30, 2010 due to decreased average outstanding loan balances and lower tax equivalent yields earned on loans.  Average loan balances for the nine months ended September 30, 2010, decreased to $344.8 million from $363.5 million for the nine months ended September 30, 2009 while the average tax equivalent yield declined to 5.70% from 5.74% over the same periods, respectively.  Interest income on investment securities decreased $1.2 million, or 22.8%, to $3.9 million for the first nine months of 2010, as compared to the same period of 2009.  The decline in interest income on investment securities was due to a decline in the average balance of investments, from $184.5 million during the first nine months of 2009 to $171.0 million during the first nine months of 2010, and a decline in the tax equivalent yield on those investments from 4.34% to 3.78% over the same periods, respectively.

Interest Expense.  Interest expense during the quarter ended September 30, 2010 decreased $624,000, or 28.4%, to $1.6 million as compared to the same period of 2009.  For the third quarter of 2010, interest expense on interest-bearing deposits decreased $485,000, or 34.6%, to $916,000 as a result of lower rates on deposit balances, consisting of lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts.  Our total cost of deposits declined from 1.38% during the third quarter of 2009 to 0.96% during the same period of 2010.  Also contributing to the decline in interest expense were lower average deposit balances, which decreased from $401.8 million for the third quarter of 2009 to $378.0 million for the third quarter of 2010.  The decline in average deposit balances was the result of lower balances of certificates of deposits.  For the third quarter of 2010, interest expense on borrowings decreased $139,000, or 17.5%, to $654,000 due to lower outstanding balances on our borrowings and also to lower average costs of borrowings.  Our average outstanding borrowings declined from $90.3 million in the third quarter of 2009 to $75.7 million in the same period of 2010 while our cost of borrowings decreased from 3.48% to 3.43% over the same periods.

Interest expense during the nine months ended September 30, 2010 decreased $2.1 million, or 30.2%, to $4.9 million as compared to the same period of 2009.  For the first nine months of 2010, interest expense on interest-bearing deposits decreased $1.7 million, or 36.4%, to $2.9 million as a result of lower rates on deposit balances, consisting of lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts.  Our total cost of deposits declined from 1.53% during the nine months ended September 30, 2009 to 1.02% during the same period of 2010.  Also contributing to the decline in interest expense were lower average deposit balances, which decreased from $401.2 million for the first nine months of 2009 to $382.0 million for the same period of 2010.  The decline in average deposit balances was the result of lower balances of certificates of deposits.  For the first nine months of 2010, interest expense on borrowings decreased $465,000, or 18.7%, to $2.0 million due to lower outstanding balances on our borrowings and lower average costs of borrowings.  Our cost of borrowing decreased from 3.53% in the nine months ended September 30, 2009 to 3.30% in the same period of 2010 while our average outstanding borrowings declined from $94.0 million to $81.7 million over the same periods.  The decrease in average balances and interest expense are primarily from the maturity of some of our higher rate FHLB advances.

Net Interest Income.  Net interest income declined $139,000, or 3.0%, for the third quarter of 2010 to $4.5 million from $4.6 million in the same period of 2009.  Our net interest margin, on a tax equivalent basis, increased from 3.59% during the third quarter of 2009 to 3.76% during the third quarter of 2010.  The improvement in net interest margin from interest rates did not offset the lower average balances of interest earning assets which declined from $546.2 million in the third quarter of 2009 to $505.5 million in the third quarter of 2010.

Net interest income for the nine months ended September 30, 2010 totaled $13.6 million, increasing $50,000, or 0.4%, as compared to the same period of 2009.  Our net interest margin, on a tax equivalent basis, increased from 3.54% during the first nine months of 2009 to 3.79% during the same period of 2010.  The improvement in net interest margin from interest rates offset the lower average balances of interest earning assets which declined from $548.0 million in the first nine months of 2009 to $515.8 million in the first nine months of 2010.

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

Our provision for loan losses for the quarter ended September 30, 2010 was $500,000, compared to a provision of $1.9 million during the same period of 2009.  The provision for loan losses declined during the third quarter of 2010, as compared to the third quarter of 2009, due to decreased net loan charge-offs and lower levels of nonperforming loans.  Net loan charge-offs declined from $1.5 million in the third quarter of 2009 to $273,000 in the third quarter of 2010.  During the first nine months of 2010 our provision for loan losses was $5.2 million, compared to a provision of $3.0 million during the same period of 2009.  Net loan charge-offs increased from $1.6 million during the first nine months of 2009 to $6.1 million during the same period of 2010.  The increased net loan charge-offs in 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan.  While it was necessary to recognize the loss associated with this decline in value, we continue to pursue the guarantor.  Also during the first nine months of 2010, we charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting our collection attempts.  The commercial agriculture loan charge-off exceeded the reserves in the allowance for loan losses by $242,000.  In 2009 our charge-offs were primarily related to a commercial loan relationship that was liquidated in bankruptcy.  Our provision for loan losses was higher in both 2010 and 2009 as compared to historical levels prior to 2008, due to the difficult economic conditions over the past few years and its impact on our loan portfolio which increased our levels of charge-offs and nonperforming loans over the same period.  We have been working diligently to identify and address the credit weaknesses in our loan portfolio.  While it is difficult to forecast future events, we believe that our current allowance for loan losses, coupled with our capital levels, loan portfolio management and underlying fundamental earnings before the provision for loan losses, positions us to deal with this challenging environment.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Total non-interest income was $2.4 million for the third quarter of 2010, up $278,000, or 13.2%, from the same period in 2009.  The increase in non-interest income was primarily attributable to a $139,000 increase in fees and service charges and a $111,000 increase in gains on sale of loans as origination volumes of residential real estate loans that were sold in the secondary market increased in the third quarter of 2010 compared to the same period of 2009.

Total non-interest income decreased $220,000, or 3.3%, to $6.4 million for the first nine months of 2010 compared to the same period in 2009, primarily attributable to a $392,000 decrease in gains on sales of loans which was partially offset by a $181,000 increase in fees and service charges.  Our originations of one-to-four family residential real estate loans that were sold in the secondary market declined in the first nine months of 2010 as compared to the origination volumes that we experienced in the same period of 2009.

Investment Securities Gains (Losses).  During the third quarter of 2010, we recorded a credit-related, other-than-temporary impairment loss of $242,000 for the remaining cost basis of one of our three investments in pooled trust preferred investment securities.  In addition, we also recorded a $9,000 other-than-temporary impairment loss on a common stock investment during the third quarter of 2010.  In the third quarter of 2009, we recorded $133,000 of credit-related, other-than-temporary impairment losses on our portfolio of pooled trust preferred investment securities.

During the first nine months of 2010, we realized $563,000 of gains on sales of investment securities resulting from the sale of $10.1 million of high-quality mortgage-backed investment securities as we capitalized on the premium pricing that existed in the markets for these types of securities.  We recorded credit-related, other-than-temporary impairment losses on our investment securities portfolio during the first nine months of both 2010 and 2009, however the amount of the net impairment loss declined from $709,000 during the first nine months of 2009 to $391,000 during the first nine months of 2010.

Non-interest Expense.  Non-interest expense decreased $64,000, or 1.3%, to $4.8 million for the third quarter of 2010, compared to the same period of 2009.  The decline in non-interest expense was primarily due to a decrease of $77,000 in professional fees.

Non-interest expense increased $116,000, or 0.8%, to $14.3 million for the first nine months of 2010, compared to the same period of 2009.  The May 2009 acquisition of a branch in Lawrence, Kansas, contributed to increases of $258,000 in compensation and benefits and $93,000 in occupancy and equipment costs during the first nine months of 2010 as compared to the first nine months of 2009.  Offsetting those increases were decreases of $114,000 in federal deposit insurance premiums and $121,000 in professional fees.  The decrease in federal deposit insurance premiums was the result of a $277,000 special assessment during the second quarter of 2009 offset by higher assessment rates, which affected all FDIC insured institutions, and the utilization of our remaining FDIC assessment credits during the first nine months of 2009.  Our professional fees were elevated during the first nine months of 2009 as a result of the branch acquisition.

 Income Tax (Benefit) Expense.  During the third quarter of 2010, we recorded an income tax expense of $241,000 as compared to income tax benefit of $254,000 during the same period of 2009.  Our effective tax rate was 17.9% in the third quarter of 2010.  The tax benefit recorded in the third quarter of 2009 resulted from a decrease in taxable income, as a percentage of earnings before income taxes, and was primarily a result of the higher provision for loan losses.  Our tax exempt investment income and bank owned life insurance remained similar between the third quarters of 2010 and 2009.

During the nine months ended September 30, 2010 we recorded a tax benefit of $531,000 compared to a tax expense of $139,000, or an effective tax rate of 6.1%, during the same period of 2009.  The tax benefit recorded in the first nine months of 2010 resulted from a decrease in taxable income, as a percentage of earnings before income taxes, and was primarily a result of the higher provision for loan losses.  Our tax exempt investment income and bank owned life insurance remained similar between the first nine months of 2010 and 2009.

Financial Condition.  While, the Company’s asset quality and performance have been affected by the slow economy, difficult credit markets, declines in residential and commercial real estate values, low consumer confidence, increased unemployment and decreased consumer spending, we have managed to avoid most of the hardest hit areas.  Even though the markets in which the Company operates have been impacted by the economic slowdown, the effect has not been as severe as those experienced in some areas of the U.S.  In addition, the Company’s loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate.  Outside of the identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities.  Total assets decreased to $567.3 million at September 30, 2010, compared to $584.2 million at December 31, 2009.  Net loans, excluding loans held for sale, decreased to $322.9 million at September 30, 2010 from $342.7 million at December 31, 2009.  The $19.8 million decline in net loans was primarily the result of declines of $10.4 million in construction and land loans and $4.4 million in commercial real estate loans.  The decline in these loan balances is the result of multiple factors, including management decisions to reduce exposure to construction and land loans, declines in loan demand from our customers and $6.1 million of net loan charge-offs during the first nine months of 2010.  Our one-to-four family residential real estate loan portfolio also declined by $6.6 million during the first nine months of 2010 due to normal runoff relating to principal payments and prepayments.  The outstanding balances in our one-to-four family residential real estate loan portfolio typically decline as we sell most of our newly originated loans.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  These loans are typically sold soon after the loan closing.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.  The $2.9 million increase in our commercial loan balances is due to seasonal increases in borrowings on commercial agriculture lines of credit.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity.  This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.  At September 30, 2010, our allowance for loan losses totaled $4.6 million, or 1.4% of gross loans outstanding, as compared to $5.5 million, or 1.6% of gross loans outstanding, at December 31, 2009.  Our provision for loan losses for the quarter ended September 30, 2010 was $500,000, compared to a provision of $1.9 million during the same period of 2009.  During the first nine months of 2010, our provision for loan losses was $5.2 million, compared to a provision of $3.0 million during the same period of 2009.  Our provision for loan losses was higher in both 2010 and 2009 as compared to historical levels prior to 2008, due to the difficult economic conditions over the past few years and its impact on our loan portfolio as well as increased levels of charge-offs and nonperforming loans over the same period.  We have been working diligently to identify and address the credit weaknesses in our loan portfolio.  While it is difficult to forecast future events, we believe that our current allowance for loan losses, coupled with our capital levels, loan portfolio management and underlying fundamental earnings before the provision for loan losses, positions us to deal with this challenging environment.

Loans past due 30-89 days and still accruing interest totaled $2.7 million, or 0.8% of gross loans, at September 30, 2010, compared to $2.5 million, or 0.7% of gross loans, at December 31, 2009.  Loans past due more than a month totaled $5.3 million, or 1.6% of gross loans, at September 30, 2010, compared to $13.3 million, or 3.8% of gross loans, at December 31, 2009.  At September 30, 2010, $4.5 million in loans were on non-accrual status, or 1.4% of gross loans, compared to a balance of $11.8 million, or 3.4% of gross loans, at December 31, 2009.  Non-accrual loans consist of loans 90 or more days past due and impaired loans that are not past due.  There were no loans 90 days or more delinquent and still accruing interest at September 30, 2010 or December 31, 2009.  Our impaired loans were $4.5 million at September 30, 2010 compared to $11.8 million at December 31, 2009.  The $7.4 million decline in non-accrual and impaired loans during the first nine months of 2010 was primarily the result of $6.1 million of net loan charge-offs.

During the first nine months of 2010, we had net loan charge-offs of $6.1 million as compared to $1.6 million during the first nine months of 2009.  The increased net loan charge-offs in 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan.  While it was necessary to recognize the loss associated with this decline in value, we continue to pursue the guarantor.  We also charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting our collection attempts during 2010.  The 2009 charge-offs were primarily related to a commercial loan relationship that was liquidated in bankruptcy.  As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction relationships.  We are aggressively working to resolve the remaining problem credits or move the nonperforming credits out of the loan portfolio.

During the first nine months of 2010, real estate owned increased by $3.0 million primarily as the result of foreclosure on loans that were nonperforming at December 31, 2009.  The $3.0 million increase in real estate owned was primarily the result of the foreclosure on a residential subdivision development as the Company took possession of the real estate after the development slowed and the borrower was unable to comply with the contractual terms of the loan and a loan settlement where the Company took possession of a commercial real estate building.  The remaining increase in other real estate owned was from foreclosures on residential properties.  No significant losses resulted from the foreclosure of the loans that increased other real estate owned.

Although the recent economic recession created a very difficult environment for financial institutions, as well as other businesses, the U.S. government, Federal Reserve and the Treasury Department initiated many programs to try to stimulate the economy.  Nevertheless, many financial institutions, including us, have experienced an increase in nonperforming assets during the recent economic period, as even well-established business borrowers developed cash flow, profitability and other business-related problems.  We believe that our allowance for loan losses at September 30, 2010, was appropriate, however, there can be no assurances that losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.  Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.  Total deposits decreased $2.4 million to $436.2 million at September 30, 2010, from $438.6 million at December 31, 2009.  Total borrowings decreased $12.9 million to $69.3 million at September 30, 2010, from $82.2 million at December 31, 2009.  The decrease was primarily from the maturity of a $10.0 million FHLB advance in the third quarter of 2010 and the prepayment of a $5.0 million FHLB advance that converted to a variable rate during the first quarter of 2010.

Certificates of deposit at September 30, 2010, which were scheduled to mature in one year or less, totaled $128.3 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows.  During the nine months ended September 30, 2010, our cash and cash equivalents increased by $663,000.  Our operating activities used net cash of $726,000 during the first nine months of 2010 primarily from funding the seasonal increase in origination volumes of one-to-four family residential which are reflected in the increased balances of loans held for sale.  Our investing activities provided net cash of $17.8 million during the first nine months of 2010 as the net funds from our investment portfolio were used to fund the increased balances of loans held for sale and to offset the lower FHLB borrowings and deposit balances.  Our financing activities used net cash of $16.4 million during the first nine months of 2010, primarily from the maturity and prepayment of FHLB advances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $169.7 million at September 30, 2010 and $174.0 million at December 31, 2009.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities.  At September 30, 2010, we had outstanding FHLB advances of $41.4 million and $600,000 in borrowings against our line of credit with the FHLB.  At September 30, 2010, we had collateral pledged to the FHLB that would allow us to borrow an additional $63.3 million subject to FHLB credit requirements and policies.  At September 30, 2010, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $13.4 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $58.8 million at September 30, 2010, which had no borrowings against at that time.  We had other borrowings of $27.9 million at September 30, 2010, which included $16.5 million of subordinated debentures and $6.6 million in repurchase agreements.  The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 4, 2011, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.25%.  This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2010.  The outstanding balance on the line of credit at September 30, 2010 was $4.8 million, which was included in other borrowings.

As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.1 million at September 30, 2010.

At September 30, 2010, we had outstanding loan commitments, excluding standby letters of credit, of $48.1 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital.  Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements.  Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.”  As of September 30, 2010, both the Company and the Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action.  As of September 30, 2010, the Company and the Bank met all capital adequacy requirements to which we are subject.  The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Leverage	$54,710	9.8%	$22,303	4.0%	$27,878	5.0%
Tier 1 Capital	$54,710	14.4%	$15,168	4.0%	$22,753	6.0%
Total Risk Based Capital	$59,412	15.7%	$30,337	8.0%	$37,921	10.0%

As of December 31, 2009
Leverage	$54,386	9.3%	$23,413	4.0%	$29,266	5.0%
Tier 1 Capital	$54,386	13.7%	$15,901	4.0%	$23,852	6.0%
Total Risk Based Capital	$59,439	15.0%	$31,803	8.0%	$39,754	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Leverage	$58,282	10.5%	$22,303	4.0%	$27,878	5.0%
Tier 1 Capital	$58,282	15.4%	$15,107	4.0%	$22,660	6.0%
Total Risk Based Capital	$62,933	16.7%	$30,214	8.0%	$37,767	10.0%

As of December 31, 2009
Leverage	$57,548	9.9%	$23,343	4.0%	$29,179	5.0%
Tier 1 Capital	$57,548	14.5%	$15,837	4.0%	$23,755	6.0%
Total Risk Based Capital	$62,429	15.8%	$31,673	8.0%	$39,592	10.0%

Dividends.  During the quarter ended September 30, 2010, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2010.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval.  Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.  As of September 30, 2010, approximately $3.3 million was available to be paid as dividends to Landmark Bancorp by Landmark National Bank without prior regulatory approval.

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

Average Assets/Liabilities.  The following tables set forth information relating to average balances of interest-earning assets and liabilities for the three months and nine months ended September 30, 2010 and 2009.  The following tables reflect the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	September 30, 2010			September 30, 2009
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$168,028	$1,507	3.56%	$186,316	$1,987	4.23%
Loans receivable, net (2)	337,479	4,855	5.71%	359,839	5,144	5.67%
Total interest-earning assets	505,507	6,362	4.99%	546,155	7,131	5.18%
Non-interest-earning assets	65,772			62,391
Total	$571,279			$608,546

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$185,981	$785	1.67%	$219,699	$1,232	2.22%
Money market and NOW accounts	159,796	115	0.29%	153,167	151	0.39%
Savings accounts	32,193	16	0.20%	28,884	18	0.25%
Total deposits	377,970	916	0.96%	401,750	1,401	1.38%
FHLB advances and other borrowings	75,695	654	3.43%	90,277	793	3.48%
Total interest-bearing liabilities	453,665	1,570	1.37%	492,027	2,194	1.77%
Non-interest-bearing liabilities	63,228			63,267
Stockholders' equity	54,386			53,252
Total	$571,279			$608,546

Interest rate spread (3)			3.62%			3.41%
Net interest margin (4)		$4,792	3.76%		$4,937	3.59%
Tax equivalent interest - imputed		323			329
Net interest income		$4,469			$4,608

Ratio of average interest-earning assets
to average interest-bearing liabilities			111.4%		111.0%

(1)
Income on investment securities includes all securities, including interest bearing deposits in other financial institutions.  Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.

(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2010			September 30, 2009
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$170,997	$4,841	3.78%	$184,506	$5,988	4.34%
Loans receivable, net (2)	344,770	14,707	5.70%	363,533	15,615	5.74%
Total interest-earning assets	515,767	19,548	5.07%	548,039	21,603	5.27%
Non-interest-earning assets	65,752			61,081
Total	$581,519			$609,120

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$188,812	$2,511	1.78%	$218,318	$4,047	2.48%
Money market and NOW accounts	161,704	360	0.30%	154,328	493	0.43%
Savings accounts	31,489	52	0.22%	28,550	58	0.27%
Total deposits	382,005	2,923	1.02%	401,196	4,598	1.53%
FHLB advances and other borrowings	81,670	2,018	3.30%	94,010	2,483	3.53%
Total interest-bearing liabilities	463,675	4,941	1.42%	495,206	7,081	1.91%
Non-interest-bearing liabilities	63,204			61,374
Stockholders' equity	54,640			52,540
Total	$581,519			$609,120

Interest rate spread (3)			3.65%			3.36%
Net interest margin (4)		$14,606	3.79%		$14,522	3.54%
Tax equivalent interest - imputed		997			963
Net interest income		$13,609			$13,559

Ratio of average interest-earning assets
to average interest-bearing liabilities		111.2%			110.7%

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

Rate/Volume Table.  The following table describes the extent to which changes in tax equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 and the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended September 30,			Nine months ended September 30,
	2010 vs 2009			2010 vs 2009
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Investment securities	$(184)	$(296)	$(480)	$(415)	$(732)	$(1,147)
Loans	(326)	37	(289)	(800)	(108)	(908)
Total	(510)	(259)	(769)	(1,215)	(840)	(2,055)
Interest expense:
Deposits	(79)	(406)	(485)	(210)	(1,465)	(1,675)
Other borrowings	(128)	(11)	(139)	(311)	(154)	(465)
Total	(207)	(417)	(624)	(521)	(1,619)	(2,140)
Net interest income	$(303)	$158	$(145)	$(694)	$779	$85

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2010, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$787	4.4%
100 basis point rising	$457	2.6%
100 basis point falling	$(527)	(3.0)%

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

•
The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder) and the effects of further increases in FDIC premiums.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.  RISK FACTORS

Other than as set forth below, there have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2009 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

LANDMARK BANCORP, INC.

Date: November 10, 2010	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: November 10, 2010	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer