Form 10-K
period 2010-12-31
LANDMARK BANCORP INC
filed 2011-03-17
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

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
Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐  Accelerated filer  ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32.9 million.  At March 16, 2011, the total number of shares of common stock outstanding was 2,639,450.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2011, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.
2010 Form 10-K Annual Report

PART I.

ITEM 1.	BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of Delaware.  Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company.  As of December 31, 2010, the Company had $561.5 million in consolidated total assets.

The Company is headquartered in Manhattan, Kansas and has expanded its geographic presence through past acquisitions.  In May 2009, the Company acquired a second branch in Lawrence, Kansas.  Effective January 1, 2006, the Company completed the acquisition of First Manhattan Bancorporation, Inc. (“FMB”), the holding company for First Savings Bank F.S.B.  In conjunction with the transaction, FMB was merged into the Bank (the “2006 Acquisition”).  In August 2005, the Company acquired 2 branches in Great Bend, Kansas. Effective April 1, 2004, the Company acquired First Kansas Financial Corporation (“First Kansas”), the holding company for First Kansas Federal Savings Association (“First Kansas Federal”).  In conjunction with the transaction, First Kansas was merged into the Bank (the “2004 Acquisition”).  In October 2001, Landmark Bancshares, Inc., the holding company for Landmark Federal Savings Bank, and MNB Bancshares, Inc., the holding company for Security National Bank, completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. (the “2001 Merger”).  In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank.

As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Company is also subject to various reporting requirements of the Securities and Exchange Commission (the “SEC”).

Pursuant to the 2006 Acquisition, the 2004 Acquisition and the 2001 Merger, the Bank succeeded to all of the assets and liabilities of FMB, First Savings Bank F.S.B., First Kansas, First Kansas Federal, Landmark Federal Savings Bank and Security National Bank.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate commercial, commercial real estate, agriculture, one-to-four family residential real estate and consumer loans in the Bank’s principal market areas, as described below.  The Bank has continued to focus on originating greater numbers and amounts of commercial, commercial real estate and agricultural loans; however, weak loan demand over the past few of years has made it difficult to grow these loan portfolios.  Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts.  The Bank has also diversified its geographical markets as a result of the 2006 Acquisition, the 2004 Acquisition and the 2001 Merger.  The Company’s main office is in Manhattan, Kansas with branch offices in central, eastern and southwestern Kansas.  The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.  In light of the recent turmoil in the financial industry, additional attractive opportunities may become available to the Company.

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

Market Area

The Bank’s primary deposit gathering and lending markets are geographically diversified with locations in eastern, central, and southwestern Kansas.  The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base.  The Bank’s markets have not been immune to the effects of the economic downturn in recent years.  To varying degrees, the Bank’s markets generally have experienced either flat or declining commercial and residential real estate values, falling consumer confidence, increased unemployment, and decreased consumer spending.  However, the economic and credit crises have so far been less severe in Kansas than many markets across the U.S. have experienced.  A brief description of these three geographic areas and the communities which the Bank serves within these communities is summarized below.

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

Employees

At December 31, 2010, the Bank had a total of 221 employees (207 full time equivalent employees).  The Company has no direct employees, although the Company is a party to several employment agreements with executives of the Bank.  Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan.  Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

Lending Activities

General.  The Bank strives to provide each market area it serves a full range of financial products and services to small- and medium-sized businesses and to consumers.  The Bank targets owner-operated businesses and utilizes Small Business Administration and Farm Services Administration lending as a part of its product mix.  Each market has an established loan committee which has authority to approve credits, within established guidelines.  Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Bank’s Chief Executive Officer, the Credit Risk Manager, and other senior commercial lenders or the Bank’s board of directors.  When lending to an entity, the Bank generally obtains a guaranty from the principals of the entity.  The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

The following is a brief description of each major category of the Bank’s lending activity.

One-to-four Family Residential Real Estate Lending.  The Bank originates one-to-four family residential real estate loans with both fixed and variable rates.  One-to-four family residential real estate loans are priced and originated following global underwriting standards that are consistent with guidelines established by the major buyers in the secondary market.  Generally, residential real estate loans retained in the Bank’s loan portfolio have variable rates with adjustment periods of five years or less and amortization periods of either 15 or 30 years.  The Bank has no potential negative amortization loans.  While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market.  One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing.  While the Bank does not intend to increase its one-to-four family residential real estate loan portfolio, the Bank may slow the runoff of the portfolio by retaining a larger percentage of new originations to offset weak commercial loan demand; however, most of the loans will continue to be sold.

Commercial Real Estate Lending.  Commercial, construction, land and multi-family real estate loans represent the largest class of loans of the Bank.  Commercial and multi-family real estate loans generally have amortization periods of 15 or 20 years.  Construction and land loans generally have terms of less than 18 months and the Bank will retain a security interest in the borrower’s real estate.  Commercial real estate, construction and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property.  Land loans are generally limited, by policy, to 65% of the appraised value of the property.  Commercial real estate loans are also supported by an analysis demonstrating the borrower’s ability to repay.  The Bank’s commercial real estate loan portfolio has declined over the past few years as a result of flat or declining commercial real estate values.

Commercial Lending.  Loans in this category include loans to service, retail, wholesale and light manufacturing businesses.  Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans.  The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis.  Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term and loans for equipment generally have a term of seven years or less.  The Bank generally takes a blanket security interest in all assets of the borrower.  Equipment loans are generally limited to 75% of the cost or appraised value of the equipment.  Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base.  The Bank continues to focus on generating additional commercial loan relationships.

Municipal Lending.  Loans to municipalities are generally related to equipment leasing or general fund loans.  Terms are generally limited to 5 years.  Equipment leases are generally made for the purchase of municipal assets and are secured by the leased asset.  The Bank is no longer active in the origination of municipal leases; however the Bank may still originate loans or leases for municipalities in its market area.

Agriculture Lending.  Agricultural real estate loans generally have amortization periods of 20 years or less, during which time the Bank retains a security interest in the borrower’s real estate.  The Bank also provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements.  Farm product loans generally have a one-year term, and machinery, equipment and breeding livestock loans generally have five to seven year terms.  Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage.  These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops.  Equipment and breeding livestock loans are generally limited to 75% of appraised value.  The Bank continues to focus on generating additional agriculture loan relationships.

Consumer and Other Lending.  Loans classified as consumer and other loans include automobile, boat, home improvement and home equity loans, the latter two secured principally through second mortgages.  With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing.  The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral.  The majority of these loans are installment loans with fixed interest rates.  Home improvement and home equity loans are generally secured by a second mortgage on the borrower’s personal residence and, when combined with the first mortgage, limited to 80% of the value of the property unless further protected by private mortgage insurance.  Home improvement loans are generally made for terms of five to seven years with fixed interest rates.  Home equity loans are generally made for terms of ten years on a revolving basis with the interest rates adjusting monthly tied to the national prime interest rate.  The Bank has experienced weak consumer loan demand and does not expect consumer loan demand to increase until the economy improves and the unemployment rate declines.

Loan Origination and Processing

Loan originations are derived from a number of sources.  Residential loan originations result from real estate broker referrals, direct solicitation by the Bank’s loan officers, present depositors and borrowers, referrals from builders and attorneys, walk-in customers and, in some instances, other lenders. Consumer and commercial real estate loan originations generally emanate from many of the same sources. Residential loan applications are underwritten and closed based upon standards which generally meet secondary market guidelines.  The average loan is less than $500,000.

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

The Bank is focusing on the generation of commercial and commercial real estate loans to grow and diversify the loan portfolio, however the difficult economic environment has materially impacted commercial and commercial real estate loan origination and processing as a result of decreased loan demand that meets the Bank’s credit standards.  In several of the Bank’s markets there is an oversupply of newly constructed, speculative residential real estate properties and developed vacant lots.  As a result of these issues the Bank has severely curtailed land development and construction lending and does not expect this type of lending to be resumed until the economic outlook improves and the supply and demand of residential housing and vacant developed lots is in balance.  The economic downturn has also caused the Bank to increase underwriting requirements on other types of loans to insure borrowers can meet repayment requirements in the current economic environment.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the OCC, the Federal Reserve and the FDIC.  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules may be significant, and cannot be predicted with a high degree of certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.   In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury Department to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury Department invests.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Moreover, Congress recently enacted fundamental reforms to our bank regulatory framework, the majority of which will be implemented over time by various regulatory agencies, making their impact difficult to predict.  See “—Financial Regulatory Reform” below.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real estate property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies over the next few years.  It is not clear what form such regulations will ultimately take or if certain provisions of the Dodd-Frank Act will be amended prior to their implementation.  Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. As a result, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will likely have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels.  As indicated above, the Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As the Company has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank’s allowance for loan losses.

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, will have to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination. Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

Prompt Corrective Action.   A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2010: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations.  As of December 31, 2010, the Company had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Basel III.   The current risk-based capital guidelines that apply to the Bank and will apply to the Company are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain.  As agreed to, Basel III would require, among other things: (i) an increase in minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; (iii) an increase in the minimum required amount of Total Capital, from the current level of 8% to 10.5%.  Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to be phased in from January 2016 until January 1, 2019. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

Pursuant to Basel III, certain deductions and prudential filters, including minority interests in financial institutions, mortgage servicing rights and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018.  Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.

The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  At that time, the U.S. federal banking agencies, including the Federal Reserve and OCC, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards.  Although the Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company and the Bank.

The Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve.  The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control.  The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—The Increasing Importance of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  As of the date of this filing, the Company has not applied for approval to operate as a financial holding company.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

Emergency Economic Stabilization Act of 2008.  Events in the U.S. and global financial markets over the past several years, including deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the United States Department of Treasury (“Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program.  On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions are required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP.  The Company elected not to participate in the CPP.

Dividends. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies.  As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation.  The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the Company is publicly traded.

The Bank

General.  The Bank is a national bank, chartered by the OCC under the National Bank Act.  The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System.  As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.  The Bank is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 30, 2009, the Bank paid the FDIC $2.8 million in prepaid assessments.  An institution’s prepaid assessments were calculated based on the institution’s actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5 percent annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011.  The FDIC began offsetting prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35 reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Furthermore, the legislation provides that non-interest-bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2013. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution non-interest-bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2010, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments.  National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC.  The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2010, the Bank paid supervisory assessments to the OCC totaling $145,000.

Capital Requirements.  Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

Dividend Payments.  The primary source of funds for the Company is dividends from the Bank.  Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010.  As of December 31, 2010, approximately $2.8 million was available to be paid as dividends by the Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

Insider Transactions.  The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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
Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments effective as of the day after its enactment, July 22, 2010.

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

Transaction Account Reserves.  Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating more than $10.7 million to $58.8 million, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $58.8 million, the reserve requirement is $1.443 million plus 10% of the aggregate amount of total transaction accounts in excess of $58.8 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Consumer Financial Services.  There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business.  Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services will change on July 21, 2011.  In this regard, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (the “Bureau”) with extensive powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.  The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.  It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending.  First, the new law significantly expands underwriting requirements applicable to loans secured by one-to-four family residential real estate property and augments federal law combating predatory lending practices.  In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay.  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process. Moreover, legislation has been introduced in the U.S. Senate that would amend the Bankruptcy Code to permit bankruptcy courts to compel servicers and homeowners to enter mediation before initiating foreclosure. While legislation compelling loan modifications in Chapter 13 bankruptcies was approved by the House in 2010, the legislation was not approved by the Senate, and the requirement was not included in the Dodd-Frank Act or any other legislative or regulatory reforms. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Bank cannot predict whether any such legislation will be passed or the impact, if any, it would have on the Bank’s business.

Company Website

The Company maintains a corporate website at www.banklandmark.com.  In addition, the Company has an investor relations website available through the investor relations link at the Company’s corporate website or at   http://irsolutions.snl.com/corporateprofile.aspx?iid=102409.  The Company makes available free of charge on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  Many of the Company’s policies, including its code of ethics, committee charters and other investor information are available on the website.  The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at the address listed on the front of this Form 10-K.

STATISTICAL DATA

The Company has a fiscal year ending on December 31.  The information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2010.

The statistical data required by Guide 3 of the Guides for Preparation and Filing of Reports and Registration Statements under the Exchange Act is set forth in the following pages.  This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

I.  Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential

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

	Years Ended December 31,
	2010 vs 2009			2009 vs 2008
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Investment securities	$(551)	$(1,033)	$(1,584)	$979	$(1,402)	$(423)
Loans	(1,166)	(144)	(1,310)	(1,144)	(2,700)	(3,844)
Total	(1,717)	(1,177)	(2,894)	(165)	(4,102)	(4,267)
Interest expense:
Deposits	(245)	(1,789)	(2,034)	194	(4,271)	(4,077)
Other borrowings	(503)	(244)	(747)	(452)	-	(452)
Total	(748)	(2,033)	(2,781)	(258)	(4,271)	(4,529)
Net interest income	$(969)	$856	$(113)	$93	$169	$262

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2010, 2009 and 2008.  This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2010			Year ended December 31, 2009			Year ended December 31, 2008
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$172,028	$6,292	3.66%	$185,578	$7,876	4.24%	$170,011	$8,299	4.88%
Loans receivable, net (2)	339,698	19,380	5.71%	359,940	20,690	5.75%	378,208	24,534	6.49%
Total interest-earning assets	511,726	25,672	5.02%	545,518	28,566	5.24%	548,219	32,833	5.99%
Non-interest-earning assets	65,877			61,135			59,715
Total	$577,603			$606,653			$607,934

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$187,236	$3,249	1.74%	$215,159	$5,101	2.37%	$221,412	$8,075	3.65%
Money market and NOW accounts	162,437	471	0.29%	155,142	643	0.41%	142,968	1,741	1.22%
Savings accounts	31,754	66	0.21%	28,684	76	0.26%	27,081	81	0.30%
Total deposits	381,427	3,786	0.99%	398,985	5,820	1.46%	391,461	9,897	2.53%
FHLB advances and other borrowings	77,645	2,519	3.24%	92,855	3,266	3.52%	105,544	3,718	3.52%
Total interest-bearing liabilities	459,072	6,305	1.37%	491,840	9,086	1.85%	497,005	13,615	2.74%
Non-interest-bearing liabilities	63,797			61,852			60,211
Stockholders' equity	54,734			52,961			50,718
Total	$577,603			$606,653			$607,934

Interest rate spread (3)			3.65%			3.39%			3.25%
Net interest margin (4)		$19,367	3.78%		$19,480	3.57%		$19,218	3.51%
Tax equivalent interest - imputed		1,321			1,300			1,186
Net interest income		$18,046			$18,180			$18,032

Ratio of average interest-earning assets to average interest-bearing liabilities		111%			110%			110%

(1)
Income on investment securities includes all securities and interest-bearing deposits in other financial institutions.  Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

II.  Investment Portfolio

Investment Securities.  The following table sets forth the carrying value of the Company’s investment securities at the dates indicated.  None of the investment securities held as of December 31, 2010 were issued by an individual issuer in excess of 10% of the Company’s stockholders’ equity, excluding the securities of U.S. federal agency obligations.  The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB.  The Company’s mortgage-backed securities portfolio consisted of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.  The Company’s investments in certificates of deposits consisted of FDIC-insured certificates of deposits with other financial institutions.

	As of December 31,
	2010	2009	2008
	(Dollars in thousands)
Investment securities:
U.S. federal agency obligations	$22,187	$19,090	$29,514
Municipal obligations tax-exempt	65,287	68,859	64,309
Municipal obligations taxable	4,188	1,343	-
Mortgage-backed securities	60,804	64,695	56,582
Common stock	828	805	1,014
Pooled trust preferred securities	236	261	740
Certificates of deposits	14,159	6,515	10,026
Total available-for-sale, at fair value	$167,689	$161,568	$162,185

FHLB stock	6,364	6,237	7,303
FRB stock	1,759	1,754	1,749
Correspondent bank common stock	60	60	60
Total other securities, at cost	$8,183	$8,051	$9,112

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio, excluding common stocks, as of December 31, 2010.  Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate.  The table includes scheduled principal payments and estimated prepayments for mortgage-backed securities, where actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2010
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. federal agency obligations	$14,743	1.14%	$6,393	1.14%	$1,051	5.50%	$-	0.00%	$22,187	1.35%
Municipal obligations tax-exempt	1,414	5.36%	21,713	5.06%	28,201	5.93%	13,959	6.20%	65,287	5.69%
Municipal obligations taxable	251	1.35%	3,651	1.68%	286	2.26%	-	0.00%	4,188	1.70%
Mortgage-backed securities	7,945	4.79%	50,814	2.64%	1,344	3.11%	701	2.72%	60,804	2.93%
Pooled trust preferred securities	-	0.00%	-	0.00%	-	0.00%	236	0.00%	236	0.00%
Certificates of deposits	11,999	1.12%	2,160	0.79%	-	0.00%	-	0.00%	14,159	1.07%
Total	$36,352	2.10%	$84,731	3.06%	$30,882	5.76%	$14,896	5.94%	$166,861	3.61%

III.  Loan Portfolio

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance
One-to-four family residential real estate	$79,631	$89,295	$104,369	$118,160	$141,876
Construction and land	23,652	36,864	41,107	46,260	50,617
Commercial real estate	92,124	99,459	98,320	88,011	74,250
Commercial loans	57,286	61,347	63,387	66,292	63,392
Agriculture loans	38,836	38,205	43,144	41,292	33,234
Municipal loans	5,393	5,672	2,613	2,388	1,180
Consumer loans	14,385	16,922	16,383	17,464	19,019
Total gross loans	311,307	347,764	369,323	379,867	383,568
Net deferred loan costs (fees) and loans in process	328	442	320	462	(214)
Allowance for loan losses	(4,967)	(5,468)	(3,871)	(4,172)	(4,030)
Loans, net	$306,668	$342,738	$365,772	$376,157	$379,324

Percent of total
One-to-four family residential real estate	25.6%	25.7%	28.3%	31.1%	37.0%
Construction and land	7.6%	10.6%	11.1%	12.2%	13.2%
Commercial real estate	29.6%	28.6%	26.6%	23.2%	19.4%
Commercial loans	18.4%	17.6%	17.2%	17.4%	16.5%
Agriculture loans	12.5%	11.0%	11.7%	10.9%	8.7%
Municipal loans	1.7%	1.6%	0.7%	0.6%	0.3%
Consumer loans	4.6%	4.9%	4.4%	4.6%	4.9%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2010.  The table does not include unscheduled prepayments.

	As of December 31, 2010
	< 1 year	1-5 years	> 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate	$12,949	$36,539	$30,143	$79,631
Construction and land	16,192	5,957	1,503	23,652
Commercial real estate	9,944	51,648	30,532	92,124
Commercial loans	34,527	20,056	2,703	57,286
Agriculture loans	28,160	7,999	2,677	38,836
Municipal loans	1,499	3,536	358	5,393
Consumer loans	4,618	9,101	666	14,385
Total gross loans	$107,889	$134,836	$68,582	$311,307

The following table sets forth the dollar amount of all loans due after December 31, 2011 and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2010
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate	$23,174	$43,508	$66,682
Construction and land	1,372	6,088	7,460
Commercial real estate	25,964	56,216	82,180
Commercial loans	10,581	12,178	22,759
Agriculture loans	5,116	5,560	10,676
Municipal loans	3,794	100	3,894
Consumer loans	2,529	7,238	9,767
Total gross loans	$72,530	$130,888	$203,418

Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”).  Under the original terms of the Company’s non-accrual loans as of December 31, 2010, interest earned on such loans for the years ended December 31, 2010, 2009 and 2008 would have increased interest income by $217,000, $794,000 and $252,000, respectively.

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Total non-accrual loans	$4,817	$11,830	$5,748	$10,037	$3,567
Accruing loans over 90 days past due	-	-	-	-	-
Nonperforming investments	1,125	1,528	-	-	-
Real estate owned	3,194	1,129	1,934	492	456
Total nonperforming assets	$9,136	$14,487	$7,682	$10,529	$4,023

Total nonperforming loans to total gross loans	1.55%	3.45%	1.56%	2.64%	0.93%
Total nonperforming assets to total assets	1.63%	2.48%	1.28%	1.74%	0.68%
Allowance for loan losses to non-performing loans	103.11%	46.22%	67.35%	41.57%	112.98%

The Company’s non-accrual loans decreased $7.0 million during 2010 primarily as a result of the charge-off of two loans which were placed on non-accrual during 2009.  These two loans consisted of a $4.3 million construction loan and a $2.4 million commercial agriculture loan and were primarily responsible for the increase in the Company’s non-accrual loans during 2009.  During 2010, the Company charged off the remaining balance of $2.3 million on the commercial agriculture loan and $3.3 million of the construction loan.  The decline in non-accrual loans during 2008 was primarily the result of the collection of the outstanding balances of two loan relationships totaling $3.0 million and increased charge-offs on balances in non-accrual status at December 31, 2007.  During 2010, real estate owned increased by $2.1 million primarily as the result of foreclosure on loans that were nonperforming at December 31, 2009.  The increase was primarily the result of the foreclosure on a residential subdivision development as the Company took possession of the real estate after the development slowed and the borrower was unable to comply with the contractual terms of the loan and a loan settlement where the Company took possession of a commercial real estate building.  The remaining increase in other real estate owned was from foreclosures on residential properties.  As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships.  As discussed in more detail in the “Asset Quality and Distribution” section, the Company believes its allowance for loan losses is adequate based on the evaluation of the loan portfolio’s inherent risk as of December 31, 2010.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balances at beginning of year	$5,468	$3,871	$4,172	$4,030	$3,151
Provision for loan losses	5,900	3,300	2,400	255	235
Allowance of merged bank	-	-	-	-	891
Charge-offs:
One-to-four family residential real estate	(387)	(153)	(1,439)	(16)	(23)
Construction and land	(3,474)	(330)	(453)	(29)	-
Commercial real estate	(96)	(17)	-	-	(55)
Commercial loans	(8)	(1,404)	(728)	(12)	(3)
Agriculture loans	(2,327)	-	-	-	-
Consumer loans	(178)	(122)	(149)	(147)	(258)
Total charge-offs	(6,470)	(2,026)	(2,769)	(204)	(339)
Recoveries:
One-to-four family residential real estate	10	6	2	3	5
Construction and land	-	200	-	-	-
Commercial real estate	-	-	-	-	1
Commercial loans	17	72	9	25	25
Agriculture loans	10	-	-	-	-
Consumer loans	32	45	57	63	61
Total recoveries	69	323	68	91	92
Net charge-offs	(6,401)	(1,703)	(2,701)	(113)	(247)
Balances at end of year	$4,967	$5,468	$3,871	$4,172	$4,030

Allowance for loan losses as a percent
of total gross loans outstanding	1.60%	1.57%	1.05%	1.10%	1.05%
Net loans charged off as a percent of
average net loans outstanding	1.93%	0.48%	0.72%	0.03%	0.06%

During 2010, the Company had net loan charge-offs of $6.4 million as compared to $1.7 million during 2009.  The increased net loan charge-offs in 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan and resulted in a $3.3 million charge-off.  While it was necessary to recognize the loss associated with this decline in value, the Company continues to pursue the guarantor for payment due.  Also during 2010, the Company charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting attempts for collection.  The 2009 charge-offs were primarily related to a commercial loan relationship that was liquidated in bankruptcy.  The increase in the 2008 one-to-four family residential real estate charge-offs is primarily from the liquidation of a pool of non-owner occupied, one-to-four family residential loans, made to a single entity in the Kansas City, Missouri area.  The loans were secured by houses located in deteriorating neighborhoods and originally obtained as part of an acquisition and are not representative of the quality and performance of the remaining one-to-four family residential mortgage loan portfolio.  The loans were sold in early 2009.

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

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate	$395	25.6%	$625	25.7%	$672	28.3%	$1,189	31.1%	$827	37.0%
Construction and land	1,193	7.6%	1,326	10.6%	833	11.1%	879	12.2%	834	13.2%
Commercial real estate	1,571	29.6%	705	28.6%	701	26.6%	574	23.2%	755	19.4%
Commercial loans	1,173	18.4%	623	17.6%	1,121	17.2%	859	17.5%	1,056	16.5%
Agriculture loans	397	12.5%	2,103	11.0%	415	11.7%	398	10.9%	320	8.7%
Municipal loans	99	1.7%	-	1.6%	-	0.7%	-	0.6%	-	0.3%
Consumer loans	139	4.6%	86	4.9%	129	4.4%	273	4.5%	238	4.9%
Total	$4,967	100.0%	$5,468	100.0%	$3,871	100.0%	$4,172	100.0%	$4,030	100.0%

The decline in the allocation of the allowance for loan losses on one-to-four family residential real estate loans since December 31, 2007 is primarily the result of the decline in the outstanding balances in our one-to-four family residential loan portfolio and also from the 2008 charge-off associated with one loan relationship on a pool of non-owner occupied, one-to-four family residential real estate loans in the Kansas City, Missouri area which had a specific reserve associated with the balance at December 31, 2007.  The increase in the 2009 and decline in the 2010 allocation of the allowance for loan losses on agriculture loans was primarily related to a $2.3 million commercial agriculture loan that was impaired during 2009 and charged off in 2010.  The increases in the allocation for construction and land, commercial real estate and commercial allowance for loan losses was related primarily to declines in the estimated fair value of certain collateral dependent impaired loans, increased historical charge-offs and management’s judgment to increase the risk factors used to determine the allowance for loan losses.  The allowance for loan losses is discussed in more detail in the “Nonperforming Assets” and “Asset Quality and Distribution” sections.  We believe the Company’s allowance for loan losses continues to be adequate based on the Company’s evaluation of the loan portfolio’s inherent risk as of December 31, 2010.

V.   Deposits

The following table presents the maturities of jumbo certificates of deposit (amounts of $100,000 or more) at December 31, 2010 and 2009:

(Dollars in thousands)	As of December 31,
	2010	2009
Three months or less	$15,641	$15,799
Over three months through six months	8,461	8,214
Over six months through 12 months	10,166	13,925
Over 12 months	15,122	10,484
Total	$49,390	$48,422

VI.   Return on Equity and Assets

	As of or for the years ended December 31,
	2010	2009	2008
Return on average assets	0.35%	0.54%	0.75%
Return on average equity	3.73%	6.18%	8.98%
Equity to total assets	9.58%	9.23%	8.54%
Dividend payout ratio	92.31%	55.27%	38.10%

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Difficult economic and market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past few years, with decreased home prices and increased delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States.  General downward economic trends, reduced availability of commercial credit and heightened levels of unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs.  Concerns over the economy have resulted in decreased lending by many financial institutions to their customers and to each other.  These economic conditions have led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and reductions in general business activity.  Financial institutions have also generally experienced decreased access to certain liquidity sources.  The resulting economic pressure on consumers and businesses has adversely affected our industry and may adversely affect our business, results of operations and financial condition.  If these conditions worsen, or fail to improve, they would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  In particular, we may face the following risks in connection with these events:

•
We may face further increased regulation of our industry, especially in light of the myriad regulations yet to be passed pursuant to The Dodd-Frank Act, and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.
•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	The value of the portfolio of investment securities that we hold may be adversely affected.
•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite the loans become less predictive of future behaviors.
•
Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties on favorable terms, or at all, could be adversely affected by further disruptions in the capital markets or other events, including deteriorating investor expectations.

•
We expect to face increased capital requirements, both at the Company level and at the Bank level.  In this regard, the Collins Amendment to the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.  Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, recently announced an agreement to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III.  We expect U.S. banking authorities to follow the lead of Basel III and require all U.S. banking organizations to maintain significantly higher levels of capital, which may limit our ability to pursue business opportunities and adversely affect our results of operations and growth prospects.

•	Declines in our stock price, as well as changes to other risk factors discussed herein, could result in impairment of our goodwill which would have an adverse effect on our earnings.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

The Company and the Bank are subject to extensive regulation by multiple regulatory bodies.  These regulations may affect the manner and terms of delivery of our services.  If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations.  Changes in these regulations can significantly affect the services that we provide, as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  The U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

These programs have subjected financial institutions to additional restrictions, oversight and costs.  In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.  Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve.  An important function of the Federal Reserve is to regulate the money supply and credit conditions.  Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums.  The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but permits trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less to continue to be includible in Tier 1 capital.  This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.  Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.  Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on our operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices.  Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways.  We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our business, financial condition or results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio.  Additionally, our Board of Directors regularly monitors the adequacy of our allowance for loan loses.  The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates.  At December 31, 2010 and 2009, our allowance for loan losses as a percentage of total loans was 1.60% and 1.57%, respectively, and as a percentage of total non-performing loans was 103.1% and 46.2%, respectively.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.  Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.  The increased levels of provision for loan losses experienced during recent years, as compared to historical levels, may continue for some period of time.

Declines in value may adversely impact the carrying amount of our investment portfolio and result in other-than-temporary impairment charges.

As of December 31, 2010, we had two investments in pooled trust preferred securities with an aggregate par value of $2.0 million and a book value of $1.1 million after recording other-than-temporary impairment charges of $854,000 in 2009.  The remaining unrealized non-credit related losses on these two securities totaled approximately $889,000 at December 31, 2010.  We may be required to record additional impairment charges on our investment securities if they suffer further declines in value that are considered other-than-temporary.  If the credit quality of the securities in our investment portfolio further deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments.  Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $79.6 million and $89.3 million, or 25.6% and 25.7%, of our loan portfolio at December 31, 2010 and 2009, respectively. These loans are secured primarily by properties located in the state of Kansas.  Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio.  While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio.  This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates.  These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan.  Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

The effects of ongoing mortgage market challenges, combined with the correction in residential real estate market prices and reduced levels of home sales, has the potential to adversely affect our one-to-four family residential mortgage portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans comprised $57.3 million and $61.3 million, or 18.4% and 17.6%, of our loan portfolio at December 31, 2010 and 2009, respectively.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral is accounts receivable, inventory, or machinery.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agricultural loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

At December 31, 2010 and 2009, agricultural real estate loans totaled $5.4 million and $7.0 million, or 1.8% and 2.0% of our total loan portfolio, respectively.  Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.  If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean.  Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. At December 31, 2010 and 2009, these loans totaled $33.4 million and $31.2 million, respectively, or 10.7% and 9.0% respectively, of our total loan portfolio. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property.  Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops.  We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops.  Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

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

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional branch openings.  We believe that it generally takes several years for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits.  To the extent that we undertake additional branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

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

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department.  However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.  If the overall economic climate in the United States, generally, and our market areas, specifically, fails to improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

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

Real estate lending (including commercial, construction, land and residential) is a large portion of our loan portfolio. These categories were $195.4 million, or approximately 62.8% of our total loan portfolio as of December 31, 2010, as compared to $225.6 million, or approximately 64.9%, as of December 31, 2009.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.  Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future and this is a major reason why we did not participate in the U.S. Department of Treasury’s Capital Purchase Program.  However, we may at some point need to raise additional capital to support continuing growth.  Our ability to raise additional capital is particularly important to our strategy of continual growth through acquisitions.  Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

The Company has 21 locations in 16 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott, Garden City, Great Bend (2), Hoisington, Junction City, LaCrosse, Lawrence (2), Louisburg, Osage City, Osawatomie, Paola, Topeka (2) and Wamego, Kansas.  The Company owns its main office in Manhattan, Kansas and 18 branch offices and leases two branch offices.  The Company leases one of the two Topeka, Kansas locations and the Wamego, Kansas branch.  The Company also leases a parking lot for one of the branch offices it owns.

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

ITEM 4.	REMOVED AND RESERVED

PART II.

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol "LARK" since 2001. At December 31, 2010, the Company had approximately 1,055 stockholders, consisting of approximately 365 owners of record and approximately 690 beneficial owners of our common stock.  Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years.  Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2010 and 2009.

Year ended December 31, 2010	High	Low	Cash dividends paid
First Quarter	$17.14	$13.70	$0.1810
Second Quarter	17.60	15.10	0.1810
Third Quarter	16.48	14.37	0.1810
Fourth Quarter	$17.23	$14.40	$0.1810

Year ended December 31, 2009	High	Low	Cash dividends paid
First Quarter	$18.58	$12.01	$0.1723
Second Quarter	15.63	13.10	0.1723
Third Quarter	14.73	13.62	0.1723
Fourth Quarter	$14.77	$13.34	$0.1723

The Company’s ability to pay dividends is largely dependent upon the dividends it receives from the Bank.  The Company and the Bank are subject to regulatory limitations on the amount of cash dividends they may pay.  See “Business – Supervision and Regulation – The Company – Dividend Payments” and “Business - Supervision and Regulation – The Bank – Dividend Payments” for a more detailed description of these limitations.

In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our outstanding common stock.  Unless terminated earlier by resolution of the Board of Directors, the May 2008 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.  As of December 31, 2010, there were 108,006 shares remaining to repurchase under the plan.  The Company did not repurchase any shares pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$561,506	$584,167	$602,214	$606,455	$590,568
Loans, net	306,668	342,738	365,772	376,157	379,324
Investment securities	175,872	169,619	171,297	164,724	145,884
Cash and cash equivalents	9,735	12,379	13,788	14,739	14,752
Deposits	431,314	438,595	439,546	452,652	444,485
Borrowings	70,301	82,183	104,366	93,088	90,416
Stockholders’ equity	$53,817	$53,895	$51,406	$52,296	$49,236

Selected Operating Data:
Interest income	$24,351	$27,266	$31,647	$35,551	$34,395
Interest expense	6,305	9,086	13,615	17,868	15,639
Net interest income	18,046	18,180	18,032	17,683	18,756
Provision for loan losses	5,900	3,300	2,400	255	235
Net interest income after
provision for loan losses	12,146	14,880	15,632	17,428	18,521
Non-interest income	9,140	8,436	7,045	5,916	7,213
Investment securities gains (losses), net	172	(952)	497	-	(300)
Non-interest expense	20,030	18,946	17,511	16,639	17,345
Earnings before income taxes	1,428	3,418	5,663	6,705	8,089
Income tax (benefit) expense	(615)	146	1,110	1,303	2,079
Net earnings	$2,043	$3,272	$4,553	$5,402	$6,010
Earnings per share (1):
Basic	$0.78	$1.25	$1.72	$1.92	$2.11
Diluted	0.78	1.25	1.71	1.90	2.10
Dividends per share (1)	0.72	0.69	0.66	0.63	0.54
Book value per common share outstanding (1)	$20.41	$20.62	$19.66	$18.81	$17.35

Other Data:
Return on average assets	0.35%	0.54%	0.75%	0.90%	1.01%
Return on average equity	3.73%	6.18%	8.98%	10.78%	13.01%
Equity to total assets	9.58%	9.23%	8.54%	8.62%	8.34%
Net interest rate spread (2)	3.65%	3.39%	3.25%	3.15%	3.35%
Net interest margin (2)	3.78%	3.57%	3.51%	3.47%	3.62%
Non-performing assets to total assets	1.63%	2.48%	1.28%	1.74%	0.68%
Non-performing loans to total gross loans	1.55%	3.45%	1.56%	2.64%	0.93%
Allowance for loan losses to total gross loans	1.60%	1.57%	1.05%	1.10%	1.05%
Dividend payout ratio	92.31%	55.27%	38.10%	32.70%	26.17%
Number of full service banking offices	21	21	20	20	20

**	Our selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements, including the related notes.
(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2010, 2009, 2008, 2007 and 2006.
(2)	Presented on a taxable equivalent basis, using a 34% federal tax rate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  While net interest income has remained relatively flat for the past three years, our results have been affected by certain non-interest related items, including increases in the provision for loan losses.  Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities.  Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance costs, data processing expenses and provision for loan losses.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to the allowance for loan losses, the valuation of other real estate, the valuation of investment securities, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management.

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

Assets acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the date of foreclosure at fair value of the collateral less estimated selling costs through a gain or a charge to the allowance for loan losses, establishing a new cost basis.  Subsequent to foreclosure, the Company records a charge to earnings if the carrying value of a property exceeds the fair value less estimated costs to sell.  Revenue and expenses from operations and subsequent declines in fair value are included in other non-interest expense in the statement of earnings.

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

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate.  The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions.  The Company considers the result from each these valuation methods in determining the implied fair value of its goodwill.  A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value.  The Company performed a step one impairment test as of December 31, 2010 by comparing the implied fair value of the Company’s single reporting unit to its carrying value.  Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit.  The Company’s step one impairment test indicated that its goodwill was not impaired.  The Company can make no assurances that future impairment tests will not result in goodwill impairments.

Intangible assets include core deposit intangibles and mortgage servicing rights.  Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value.  Mortgage servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets, primarily one-to-four family real estate loans, and are recorded at the lower of amortized cost or estimated fair value.  Mortgage servicing rights are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are recorded at the lower of amortized cost or estimated fair value, and are evaluated for impairment based upon the fair value of the retained rights as compared to amortized cost.

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns.  Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns.  The Company recognizes an income tax position only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits.  Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings.  The Company assesses it deferred tax assets to determine if the items are more likely than not be realized and a valuation allowance is established for any amounts that are not more likely than not to be realized.  Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

SUMMARY OF PERFORMANCE.  Net earnings for 2010 decreased $1.2 million, or 37.6%, to $2.0 million as compared to 2009.  The decline in earnings was primarily the result of a $2.6 million increase in our provision for loan losses and a $1.1 million increase in non-interest expenses.  Partially offsetting the higher expense was a favorable change of $1.1 million in our net gains and losses on investment securities and a $704,000 increase in our non-interest income.  Our provision for loan losses increased to $5.9 million in 2010 as compared to $3.3 million in 2009.  The provision for loan losses reflected the increased charge-offs that occurred in 2010, primarily related to a significant decline in appraised value of the collateral securing a previously identified and impaired construction loan. While it was necessary to recognize the loss based on appraised value, we continue to pursue payment from the guarantor.  The increased non-interest expense was primarily related to a $355,000 increase in our foreclosure and other real estate expense as a result of provisions to record valuation allowances to reflect declines in the fair value of certain real estate owned assets, as well as higher compensation and benefits, professional fees and advertising expenses.  We recorded credit-related, other-than-temporary impairment losses on our investment securities portfolio during both 2010 and 2009, but the net impairment loss declined from $961,000 during 2009 to $391,000 during 2010.  Also, we realized a $563,000 gain on the sale of investments in 2010 due to the sale of a portion of our mortgage-backed investment securities portfolio, compared to a gain of only $9,000 during 2009.  Our increased non-interest income in 2010 was a result of higher gains on sales of loans and higher fees and service charges.

Our net interest margin, on a tax equivalent basis, increased from 3.57% for 2009 to 3.78% for 2010.  The increase in net interest margin was primarily a result of maintaining the yields on our loan portfolio while our deposits and FHLB advances repriced lower in the current low rate environment.  While our net interest margin increased, our average interest-earning asset balances declined over the same periods.  The decline in average interest-earning assets was a result of a decline in our outstanding loan balances and our decision not to reinvest excess liquidity into lower yielding investments and instead reducing higher cost liabilities.  The decline in our loan balances was the result of multiple factors, including our decision to reduce exposure to construction and land loans, reduced loan demand from our customers, increased loan charge-offs and normal run-off in our one-to-four-family residential real estate loans.  It is unlikely that we will continue to increase our net interest margin from current levels in the near term and instead may see declines in net interest margin as we currently expect to reinvest some of our future excess liquidity and future cash flows into lower yielding investments.

The following table summarizes earnings and key performance measures for 2010 and 2009:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2010	2009
Net earnings:
Net earnings	$2,043	$3,272
Basic earnings per share	$0.78	$1.25
Diluted earnings per share	$0.78	$1.25
Earnings ratios:
Return on average assets	0.35%	0.54%
Return on average equity	3.73%	6.18%
Equity to total assets	9.58%	9.23%
Net interest margin (1)	3.78%	3.57%
Dividend payout ratio	92.31%	55.27%

(1) Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

We distributed a 5% stock dividend for the tenth consecutive year in December 2010.  All per share and average share data in this section reflect the 2010 and 2009 stock dividends.

INTEREST INCOME.  Interest income for 2010 decreased $2.9 million, or 10.7%, to $24.4 million from $27.3 million for 2009.  The decline in interest income was primarily the result of a decline in average interest-earning assets and lower yields on our investment securities as a result of reinvesting the portfolio’s cash flows into the lower yielding investment securities that were available in the current low interest rate environment.  Interest income on loans decreased $1.3 million, or 6.5%, to $19.2 million for 2010, due to lower average balances, which decreased from $359.9 million in 2009 to $339.7 million in 2010 and to a lesser extent, a decrease in the average tax equivalent yield on loans from 5.75% during 2009 to 5.71% during 2010.  Interest income on investment securities decreased $1.6 million, or 23.7%, to $5.1 million for 2010 due to lower yields and average balances.  The average tax equivalent yield on our investment securities decreased from 4.24% during 2009 to 3.66% during 2010.  Average investment securities decreased from $185.6 million for 2009, to $172.0 million for 2010 as we used some of our investment portfolio cash flows to reduce higher cost FHLB borrowings during 2010.

INTEREST EXPENSE.  Interest expense for 2010 decreased $2.8 million, or 30.6%, to $6.3 million from $9.1 million for 2009.  Interest expense on deposits decreased $2.0 million to $3.8 million, or 35.0%, from $5.8 million in 2009, primarily as a result of lower rates on our maturing certificates of deposit and lower rates on savings, money market and NOW accounts.  Our total cost of deposits declined from 1.46% during 2009 to 0.99% during 2010 while our average interest-bearing deposit balances decreased from $399.0 million in 2009 to $381.4 million in 2010.  The low interest rate environment has allowed us to reduce the rates on savings, money market and NOW accounts while generally maintaining our balances.  Our higher cost certificate of deposit balances declined during 2010 as we priced our offering rates on new or maturing certificates of deposit to reflect our reduced need for funding.  Average certificate of deposit balances declined from $215.2 million in 2009 to $187.2 million in 2010.  During 2010, interest expense on borrowings decreased $747,000, or 22.9%, due to lower rates and average outstanding borrowings.  Our cost of borrowing declined from 3.52% in 2009 to 3.24% in 2010, while our average outstanding borrowings declined from $92.9 million during 2009 to $77.6 million during 2010.

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

Net interest income for 2010 decreased $134,000, to $18.0 million, while our net interest income, on a tax equivalent basis, decreased $113,000 over the same periods.  Our net interest margin increased from 3.57% in 2009 to 3.78% for 2010.  The increase in net interest margin occurred primarily because we were able to reduce our costs of funding by more than our yields declined on our interest earning assets as our interest earning assets and liabilities continue to reprice lower in this low interest rate environment.  During 2010 we were generally able to maintain yields on our loans while the yields on our investment securities and costs of deposits declined.  Our cost of borrowings also declined as some of our higher cost FHLB borrowings matured during 2010.  However, the improvement in net interest margin was not enough to offset our lower levels of average interest-earning assets which declined from $545.5 million in 2009 to $511.7 million in 2010.

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

Our provision for loan losses during 2010 increased $2.6 million to $5.9 million, compared to a provision of $3.3 million during 2009, primarily as a result of a $4.7 million increase in our net loan charge-offs during 2010.  The increased net loan charge-offs in 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan.  While it was necessary to recognize the $3.3 million loss associated with this decline in value, we continue to pursue the guarantor for payment due.  Also during 2010, we charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting our collection attempts.  The commercial agriculture loan charge-off exceeded the reserves in the allowance for loan losses by $242,000.  Our provision for loan losses was higher in both 2010 and 2009, as compared to historical levels, due to the difficult economic conditions over the past few years and their impact on our loan portfolio which increased our levels of charge-offs and nonperforming loans over the same period.  We have been working diligently to identify and address the credit weaknesses in our loan portfolio.  While it is difficult to forecast future events, we believe that our current allowance for loan losses, coupled with our capital levels, loan portfolio management and underlying fundamental earnings before the provision for loan losses, positions us to deal with this challenging environment.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

NON-INTEREST INCOME.  Non-interest income increased $704,000, or 8.4%, for 2010, to $9.1 million, as compared to $8.4 million in 2009.  The increase was primarily attributable to increases of $355,000 in gains on sales of loans and $284,000 in fees and service charges.  Our gains on sales of loans remained elevated in 2010 primarily due to refinancing activity as a result of low mortgage rates, as well as our expansion of the mortgage lending activities over the past few years.  Typically, we sell most of our residential real estate loan originations into the secondary market which results in gains on sales of loans.  We anticipate that higher mortgage rates will likely lead to lower origination volumes of residential real estate loans than we experienced in 2009 and 2010 and correspondingly expect lower amounts of gains on sales of loans.  Our fees and service charges increased as a result of higher fees and service charges on our deposit accounts and increased servicing fee income related to the residential real loans that were sold with servicing retained.  During 2010, we introduced a rewards program for our deposit customers that promoted debit card usage and other customer activity which generated additional non-interest income.  We anticipate our rewards program will offset some of the reductions in future non-interest income projected as a result of recent changes in debit card and overdraft regulations.

INVESTMENT SECURITIES GAINS (LOSSES).  Net gains and losses on investment securities experienced a favorable change of $1.1 million between 2010 and 2009.  We recorded credit-related, other-than-temporary impairment losses on our investment securities portfolio during both 2010 and 2009, but the net impairment loss declined from $961,000 during 2009 to $391,000 during 2010.  Also, we realized a $563,000 gain on the sale of investments in 2010 due to the sale of a portion of our mortgage-backed investment securities portfolio, compared to a gain on the sale of investments of only $9,000 during 2009.

NON-INTEREST EXPENSE.  Non-interest expense increased $1.1 million, or 5.7%, to $20.0 million during 2010, as compared to $18.9 million during 2009.  The increase in non-interest expense was primarily due to increases of $452,000 in compensation and benefits, $355,000 in foreclosure and real estate owned expense, $153,000 in professional fees, $137,000 in advertising and $101,000 in data processing.  Annual increases in salary and the May 2009 acquisition of a branch in Lawrence, Kansas contributed to the increase in compensation and benefits expense in 2010 compared to 2009.  Our increase in foreclosure and real estate owned expense was a result of higher real estate owned balances and from a $135,000 increase in our provision to record valuation allowances to reflect declines in the fair value of certain real estate owned assets from 2009 to 2010.  The increase in professional fees was primarily the result of legal action to pursue the guarantor of a construction loan which was partially charged-off in 2010.  The higher advertising and data processing costs reflect costs associated with customer rewards program.

INCOME TAXES.  During 2010, we recorded an income tax benefit of $615,000 compared to income tax expense of $146,000, or an effective tax rate of 4.3%, during 2009.  The decline in effective tax rate was driven by lower taxable income while our tax-exempt investment income and bank owned life insurance income remained similar between the years.

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

Our net interest margin, on a tax equivalent basis, increased from 3.51% for 2008 to 3.57% for 2009.  During 2009 we were able to reduce our cost of deposits and borrowings enough to offset the lower yields earned on loans and investment securities as our interest earning assets and liabilities repriced in markets that experienced a dramatic decline in benchmark interest rates that began in late 2007 and continued throughout 2008 and 2009.  The lower cost of funding allowed us to increase our net interest margin in a market that, as of December 31, 2009, still exhibited interest rates that were very low compared to historical levels.

The following table summarizes earnings and key performance measures for 2009 and 2008:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2009	2008
Net earnings:
Net earnings	$3,272	$4,553
Basic earnings per share	$1.25	$1.72
Diluted earnings per share	$1.25	$1.71
Earnings ratios:
Return on average assets	0.54%	0.75%
Return on average equity	6.18%	8.98%
Equity to total assets	9.23%	8.54%
Net interest margin (1)	3.57%	3.51%
Dividend payout ratio	55.27%	38.10%

(1) Net interest margin is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

INTEREST INCOME.  Interest income for 2009 decreased $4.4 million, or 13.8%, to $27.3 million from $31.6 million for 2008.  The decline in interest income was a result of lower yields on interest-earning assets as loans and investments mature and typically reprice lower in a low interest rate environment such as 2009, an increase in non-accrual loans and a decline in average interest earning assets.  Interest income on loans decreased $3.9 million, or 15.8%, to $20.6 million for 2009, due to a decrease in the average yield on loans from 6.49% during 2008 to 5.75% during 2009 and lower average balances, which decreased to $359.9 million in 2009 from $375.2 million in 2008.  Average investment securities increased from $170.0 million for 2008, to $185.6 million for 2009.  The average yield on our investment securities decreased to 4.24% during 2009 from 4.88% during 2008.  Interest income on investment securities decreased $518,000, or 7.2%, to $6.7 million for 2009 as the lower yields more than offset the higher average balances.  The increased levels of investments were the result of the increased liquidity primarily from lower outstanding loan balances.

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

NET INTEREST INCOME.  Net interest income for 2009 increased $148,000, to $18.2 million, from $18.0 million in 2008.  On a tax equivalent basis, net interest income increased $262,000 and net interest margin increased to 3.57% from 3.51% for 2009 and 2008, respectively.  The increase in net interest margin occurred primarily because we were able to reduce our costs of funding by more than our yields declined on our interest-earning assets as our interest-earning assets and liabilities continue to reprice lower in this low interest rate environment.  The average cost of our liabilities declined 33.3% while our average yield on assets only declined 13.8% during 2009 as compared to 2008.  The improvement in net interest margin from interest rates more than offset the lower average balances of interest earning assets which declined from $548.2 million in 2008 to $545.5 million in 2009.

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

NON-INTEREST INCOME.  Non-interest income increased $1.4 million, or 19.7%, for 2009, to $8.4 million, as compared to $7.0 million in 2008.  The increase was primarily attributable to an increase of $1.6 million, or 112.2%, in gains on sale of loans.  The increased gains on sales of loans were driven by higher origination volumes of residential real estate loans as a result of low mortgage rates and tax incentives to homebuyers that were available in 2009, as well as our expansion of the mortgage lending activities over the past few years.  These residential real estate loans were primarily sold in the secondary market.  Partially offsetting the increased gains on sales of loans, was a $270,000 gain that was recognized during 2008 from the prepayment of a FHLB advance, which represented the remaining unamortized fair value adjustment required by purchase accounting.

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

NON-INTEREST EXPENSE.  Non-interest expense increased $1.4 million, or 8.2%, to $18.9 million during 2009, as compared to 2008.  This increase was primarily driven by increases of $772,000 in FDIC insurance premiums, $267,000, or 3.0%, in compensation and benefits, $209,000, or 44.6%, in professional fees and $201,000, or 97.1%, in foreclosure and other real estate expenses.  The increase in FDIC insurance premiums was the result of a $277,000 special assessment, which affected all FDIC insured institutions, as well as higher assessment rates which have been imposed on all deposit institutions, and the depletion of our previously unused FDIC assessment credits.  The increase in compensation and benefits was driven by higher salary costs and the addition of employees resulting from the acquisition of a branch in Lawrence, Kansas.  The increases in professional fees are primarily associated with our branch acquisition, but were also elevated due to costs associated with outsourcing part of our IT management and future compliance with Section 404 of the Sarbanes-Oxley Act.  The increase in foreclosure and other real estate expenses, which is included in other non-interest expense, was the result of increased foreclosure activity and other real estate balances as we address our nonperforming loans.

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

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$6,292	$6,219	$6,039	$5,801
Interest expense	1,724	1,647	1,570	1,364
Net interest income	4,568	4,572	4,469	4,437
Provision for loan losses	700	4,000	500	700
Net interest income after provision for loan losses	3,868	572	3,969	3,737
Non-interest income	1,765	2,276	2,388	2,711
Investment securities gains (losses), net	563	(140)	(251)	-
Non-interest expense	4,808	4,772	4,762	5,688
Earnings before income taxes	1,388	(2,064)	1,344	760
Income tax expense	245	(1,017)	241	(84)
Net earnings	$1,143	$(1,047)	$1,103	$844
Earnings per share (1):
Basic	$0.44	$(0.40)	$0.42	$0.32
Diluted	$0.44	$(0.40)	$0.42	$0.32

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$6,910	$6,928	$6,802	$6,626
Interest expense	2,518	2,369	2,194	2,005
Net interest income	4,392	4,559	4,608	4,621
Provision for loan losses	300	800	1,900	300
Net interest income after provision for loan losses	4,092	3,759	2,708	4,321
Non-interest income	1,900	2,639	2,110	1,787
Investment securities gains (losses), net	(327)	(249)	(133)	(243)
Non-interest expense	4,455	4,945	4,826	4,720
Earnings before income taxes	1,210	1,204	(141)	1,145
Income tax expense	201	192	(254)	7
Net earnings	$1,009	$1,012	$113	$1,138
Earnings per share (1):
Basic	$0.39	$0.39	$0.04	$0.43
Diluted	$0.39	$0.39	$0.04	$0.43

(1) All per share amounts have been adjusted to give effect to the 5% stock dividend paid during December 2010 and 2009.

FINANCIAL CONDITION.  The Company’s asset quality and performance have been affected by the slow economy, difficult credit markets, declines in residential and commercial real estate values, low consumer confidence, high unemployment and decreased consumer spending.  Even though the geographic markets in which the Company operates have been impacted by the economic slowdown, the effect has not been as severe as those experienced in some areas of the U.S.  In addition, the Company’s loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate.  Outside of the identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

ASSET QUALITY AND DISTRIBUTION.  Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities.  Total assets decreased to $561.5 million at December 30, 2010, compared to $584.2 million at December 31, 2009.  Net loans, excluding loans held for sale, decreased to $306.7 million at December 31, 2010 from $342.7 million at December 31, 2009.  The $36.0 million decline in net loans was primarily the result of declines of $13.2 million in construction and land loans, $7.3 million in commercial real estate loans and $4.1 million in commercial loans.  The decline in these loan balances is the result of multiple factors, including management decisions to reduce exposure to construction and land loans, declines in loan demand from our customers and $6.4 million of net loan charge-offs during 2010.  Our one-to-four family residential real estate loan portfolio also declined by $9.7 million during 2010 due to normal runoff related to principal payments and prepayments.  The outstanding balances in our one-to-four family residential real estate loan portfolio typically decline as we sell most of our newly originated loans.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  These loans are typically sold soon after the loan closing.  While we do not intend to increase our one-to-four family residential real estate loan portfolio, we may slow the runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand, however most of the new loan originations will still be sold.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity.  This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for losses on loans.  At December 31, 2010, our allowance for loan losses totaled $5.0 million, or 1.60% of gross loans outstanding, as compared to $5.5 million, or 1.57% of gross loans outstanding, at December 31, 2009.  Our provision for loan losses during 2010 was $5.9 million, compared to a provision of $3.3 million during 2009.  Our provision for loan losses was higher in both 2010 and 2009, as compared to historical levels, due to the difficult economic conditions over the past few years and its impact on our loan portfolio as well as increased levels of charge-offs and nonperforming loans over the same periods.  We have been working diligently to identify and address the credit weaknesses in our loan portfolio.  While it is difficult to forecast future events, we believe that our current allowance for loan losses, coupled with our capital levels, loan portfolio management and underlying fundamental earnings before the provision for loan losses, positions us to deal with this challenging environment.

Loans past due 30-89 days and still accruing interest totaled $1.4 million, or 0.44% of gross loans, at December 31, 2010, compared to $2.5 million, or 0.73% of gross loans, at December 31, 2009.  At December 31, 2010, $4.8 million in loans were on non-accrual status, or 1.55% of gross loans, compared to a balance of $11.8 million, or 3.45% of gross loans, at December 31, 2009.  Non-accrual loans consist of loans 90 or more days past due and impaired loans that are not past due.  There were no loans 90 days or more delinquent and still accruing interest at December 31, 2010 or December 31, 2009.  Our impaired loans totaled $5.3 million at December 31, 2010 compared to $11.8 million at December 31, 2009.  The difference in our non-accrual balance and impaired loan balance at December 31, 2010 was a $531,000 real estate loan that was classified as a troubled debt restructuring during 2010 which is current and accruing interest, but still classified as impaired due to the below market interest rate on the loan.  The $7.0 million decline in non-accrual loans during 2010 was primarily the result of $6.4 million of net loan charge-offs.

At December 31, 2010, we had two loan relationships totaling $1.4 million that were classified as troubled debt restructurings.  One of the relationships was an $853,000 real estate loan which was secured by real estate whose value was deficient based on a recent appraisal.  The relationship consisted of two restructured one-to-four family residential real estate loans to a borrower who was experiencing financial difficulty and granted concessions at renewal.  The value of the real estate supports $531,000 of the loan relationship.  The $531,000 loan was returned to accrual status during 2010 after a payment history was established while the remainder of the relationship was charged-off.  The loan was current and accruing interest at December 31, 2010, but still classified as impaired.  A second loan relationship totaling $527,000 to a municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate.  The loan was classified as non-accrual and impaired at December 31, 2010.  We did not have any loans classified as troubled debt restructurings at December 31, 2009.

During 2010, we had net loan charge-offs of $6.4 million as compared to $1.7 million during 2009.  The increased net loan charge-offs in 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan.  While it was necessary to recognize the $3.3 million loss associated with this decline in value, we continue to pursue the guarantor for payment due.  We also charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting our collection attempts during 2010.  The 2009 charge-offs were primarily related to a commercial loan relationship that was liquidated in bankruptcy.  As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction relationships.  We are aggressively working to resolve the remaining problem credits or move the nonperforming credits out of the loan portfolio.

During 2010, real estate owned increased by $2.1 million primarily as the result of foreclosure on loans that were nonperforming at December 31, 2009.  The $2.1 million increase in real estate owned was primarily the result of the foreclosure on a residential subdivision development as the Company took possession of the real estate after the development slowed and the borrower was unable to comply with the contractual terms of the loan, as well as a loan settlement where the Company took possession of a commercial real estate building.  The remaining increase in other real estate owned was from foreclosures on residential properties.  The Company recorded $367,000 in valuation allowances against the cost basis of certain real estate owned assets to reflect subsequent declines in the market values of the real estate assets during 2010.  The lower market values were based on updated appraisals that reflected continued declines in the estimated value of the real estate owned.  The Company is currently marketing all of the properties in real estate owned.

Many financial institutions, including us, have experienced an increase in nonperforming assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of the economic slowdown.  We believe that our allowance for loan losses at December 31, 2010, was appropriate; however, there can be no assurances that losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.  Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

LIABILITY DISTRIBUTION.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.  Total deposits decreased $7.3 million to $431.3 million at December 31, 2010, from $438.6 million at December 31, 2009.  Total borrowings decreased $11.9 million to $70.3 million at December 31, 2010, from $82.2 million at December 31, 2009.  The decrease was primarily from the maturity of $15.0 million of FHLB advances during 2010 and the prepayment of a $5.0 million FHLB advance that converted to a variable rate.  Offsetting some of the declines in outstanding FHLB advances was an increase in borrowings of $8.5 million on our FHLB line of credit.

Non-interest-bearing deposits at December 31, 2010 were $52.7 million, or 12.2% of deposits, compared to $54.8 million, or 12.5%, at December 31, 2009.  Money market and NOW deposit accounts were 38.9% of our deposit portfolio and totaled $167.8 million at December 31, 2010, compared to $162.4 million, or 37.0%, at December 31, 2009.  Savings accounts increased to $32.4 million, or 7.5% of deposits, at December 31, 2010, from $29.0 million, or 6.6%, at December 31, 2009.  Certificates of deposit decreased to $178.4 million, or 41.4% of deposits, at December 31, 2010, from $192.3 million, or 43.9%, at December 31, 2009.

Certificates of deposit at December 31, 2010, which were scheduled to mature in one year or less, totaled $121.6 million.  Historically, maturing deposits have generally remained with the Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

CASH FLOWS.  During 2010, our cash and cash equivalents decreased by $2.6 million.  Our operating activities used net cash of $2.1 million in 2010 primarily from funding the increase in origination volumes of one-to-four family residential real estate loans held for sale.  Our loans held for sale balance was higher at December 31, 2010 than December 31, 2009 due to the increased refinancing demand we experienced in the fourth quarter of 2010.  These loans have rate lock commitments and we completed the sales of these loans in early 2011.  Our investing activities provided net cash of $20.1 million during 2010 as the net funds from our investment and loan portfolios were used to fund the increased balances of loans held for sale and to offset the lower FHLB borrowings and deposit balances.  Our financing activities used net cash of $20.6 million during 2010, primarily from the maturity and prepayment of FHLB advances.

LIQUIDITY.  Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year.  These liquid assets totaled $177.4 million at December 31, 2010 and $173.9 million at December 31, 2009.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities.  At December 31, 2010, we had outstanding FHLB advances of $35.8 million and $8.5 million in borrowings against our line of credit with the FHLB.  At December 31, 2010, we had collateral pledged to the FHLB that would allow us to borrow an additional $57.1 million, subject to FHLB credit requirements and policies.  At December 31, 2010, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $12.8 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $59.1 million at December 31, 2010, which had no borrowings against at that time.  We had other borrowings of $26.0 million at December 31, 2010, which included $16.5 million of subordinated debentures and $5.7 million in repurchase agreements.  The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 4, 2011, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.25%.  This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2010.  The outstanding balance on the line of credit at December 30, 2010 was $3.8 million, which was also included in other borrowings.

OFF BALANCE SHEET ARRANGEMENTS.  As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.9 million at December 31, 2010.

At December 31, 2010, we had outstanding loan commitments, excluding standby letters of credit, of $43.9 million. We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2010, we continued to maintain a sound leverage capital ratio of 10.0% and a total risk-based capital ratio of 16.3%.  As shown by the following table, our capital exceeded the minimum capital requirements at December 31, 2010 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$55,258	10.0%	$22,094	4.0%
Tier 1 capital	55,258	15.0%	14,722	4.0%
Total risk-based capital	59,925	16.3%	29,445	8.0%

At December 31, 2010, Landmark National Bank continued to maintain a sound leverage ratio of 10.5% and a total risk-based capital ratio of 17.0%.  As shown by the following table, Landmark National Bank’s capital exceeded the minimum capital requirements at December 31, 2010 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$57,798	10.5%	$22,024	4.0%
Tier 1 capital	57,798	15.8%	14,660	4.0%
Total risk-based capital	62,384	17.0%	29,320	8.0%

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks.  As of December 31, 2010 and 2009, we were rated "well capitalized", which is the highest rating available under this capital-based rating system.  We have $16.5 million in trust preferred securities which, in accordance with current capital guidelines, has been included in Tier 1 capital as of December 31, 2010.  Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2010, we paid a quarterly cash dividend of $0.181 per share to our stockholders.   Additionally, we distributed a 5% stock dividend for the tenth consecutive year in December 2010.  The quarterly cash dividends of $0.19 per share have been adjusted to give effect to the 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval.  Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.  As of December 31, 2010, approximately $2.8 million was available to be paid as dividends to Landmark Bancorp by Landmark National Bank without prior regulatory approval.

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

RECENT ACCOUNTING DEVELOPMENTS

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

In January 2010, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosure about Fair Value Measurements, which requires new disclosures related to recurring and nonrecurring fair value measurements.  The ASU requires new disclosures about the transfers into and out of Levels 1 and 2 as well as requiring disclosures about Level 3 activity relating to purchases, sales, issuances and settlements.  The update also clarifies that fair value measurement disclosures should be at an appropriate level of disaggregation and that an appropriate class of assets and liabilities is often a subset of the line items in the financial statements.  The update also clarifies that disclosures should include the valuation techniques and inputs used to measure fair value in Levels 2 and 3 for both recurring and nonrecurring measurements.  The new guidance is effective for interim and annual periods beginning after December 15, 2009, except for disclosures on the Level 3 activity relating to purchases, sales, issuances and settlements which are effective for interim and annual periods after December 15, 2010.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2010 and forecasting volumes for the twelve month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

Scenario	$000's change in net interest income	% change in net interest income
200 basis point rising	$877	4.9%
100 basis point rising	$509	2.8%
100 basis point falling	$(883)	-4.9%

ASSET/LIABILITY MANAGEMENT

Interest rate "gap" analysis is a common, though imperfect, measure of interest rate risk which measures the relative dollar amounts of interest-earning assets and interest-bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment.  The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing.  A "positive" gap for a given period means that the amount of interest-earning assets maturing or otherwise repricing within that period exceeds the amount of interest-bearing liabilities maturing or otherwise repricing during that same period.  In a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the cost of its liabilities.  Conversely, the cost of funds for an institution with a positive gap would generally be expected to decline less quickly than the yield on its assets in a falling interest rate environment.  Changes in interest rates generally have the opposite effect on an institution with a "negative" gap.

Following is our "static gap" schedule.  One-to-four family and consumer loans includes prepayment assumptions, while all other loans assume no prepayments.  The mortgage-backed securities includes published prepayment assumptions, while all other investments assume no prepayments.

Certificates of deposit reflect contractual maturities only.  Money market accounts are rate sensitive and accordingly, a higher percentage of the accounts have been included as repricing immediately in the first period.  Savings and NOW accounts are not as rate sensitive as money market accounts and for that reason a significant percentage of the accounts are reflected in the 1-to-5 year category.

We have been successful in meeting the interest sensitivity objectives set forth in our policy.  This has been accomplished primarily by managing the assets and liabilities while maintaining our traditional high credit standards.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING
SCHEDULE ("GAP" TABLE)

As of December 31, 2010
	3 months or less	More than 3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$22,504	$28,557	$74,149	$50,662	$175,872
Loans	76,777	139,573	99,617	3,277	319,244
Total interest-earning assets	$99,281	$168,130	$173,766	$53,939	$495,116

Interest-bearing liabilities:
Certificates of deposit	$43,915	$77,654	$56,838	$40	$178,447
Money market and NOW accounts	16,980	-	150,835	-	167,815
Savings accounts	-	-	32,369	-	32,369
Borrowed money	34,179	359	145	35,618	70,301
Total interest-bearing liabilities	$95,074	$78,013	$240,187	$35,658	$448,932

Interest sensitivity gap per period	$4,207	$90,117	$(66,421)	$18,281	$46,184
Cumulative interest sensitivity gap	4,207	94,324	27,903	46,184

Cumulative gap as a percent of
total interest-earning assets	0.85%	19.05%	5.64%	9.33%

Cumulative interest sensitive assets
as a percent of cumulative interest
sensitive liabilities	104.42%	154.50%	106.75%	110.29%

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

•
The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters, including the recently enacted Dodd-Frank Act and the rules and regulations promulgated thereunder, and the effects of further increases in FDIC premiums.

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
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors
Landmark Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Landmark Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri
March 17, 2011

LANDMARK BANCORP, INC. AND SUBSIDIARY
 Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2010	2009
Assets
Cash and cash equivalents	$9,735	$12,379
Investment securities:
Available-for-sale, at fair value	167,689	161,568
Other securities	8,183	8,051
Loans, net	306,668	342,738
Loans held for sale	12,576	4,703
Premises and equipment, net	15,225	15,877
Bank owned life insurance	13,080	12,548
Goodwill	12,894	12,894
Other intangible assets, net	2,233	2,481
Real estate owned	3,194	1,129
Accrued interest and other assets	10,029	9,799
Total assets	$561,506	$584,167

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$52,683	$54,799
Money market and NOW	167,815	162,449
Savings	32,369	29,010
Time, $100,000 and greater	49,390	48,422
Time, other	129,057	143,915
Total deposits	431,314	438,595

Federal Home Loan Bank borrowings	44,300	56,004
Other borrowings	26,001	26,179
Accrued interest, taxes, and other liabilities	6,074	9,494
Total liabilities	507,689	530,272

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,636,891 and 2,489,779 shares issued at December 31, 2010 and 2009, respectively	26	25
Additional paid-in capital	27,102	24,844
Retained earnings	25,767	27,523
Treasury stock, at cost;	-	-
Accumulated other comprehensive income	922	1,503
Total stockholders’ equity	53,817	53,895

Total liabilities and stockholders’ equity	$561,506	$584,167

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2010	2009	2008
Interest income:
Loans:
Taxable	$18,974	$20,338	$24,236
Tax-exempt	272	236	201
Investment securities:
Taxable	2,645	4,176	4,771
Tax-exempt	2,452	2,501	2,394
Other	8	15	45
Total interest income	24,351	27,266	31,647
Interest expense:
Deposits	3,786	5,820	9,897
Borrowings	2,519	3,266	3,718
Total interest expense	6,305	9,086	13,615
Net interest income	18,046	18,180	18,032
Provision for loan losses	5,900	3,300	2,400
Net interest income after provision for loan losses	12,146	14,880	15,632
Non-interest income:
Fees and service charges	4,706	4,422	4,233
Gains on sales of loans, net	3,446	3,091	1,457
Gains on prepayment of FHLB borrowings	-	-	270
Bank owned life insurance	506	508	488
Other	482	415	597
Total non-interest income	9,140	8,436	7,045

Investment securities:
Net impairment losses	(391)	(961)	-
Gains on sales of investment securities	563	9	497
Investment securities gains (losses), net	172	(952)	497

Non-interest expense:
Compensation and benefits	9,514	9,062	8,795
Occupancy and equipment	2,809	2,724	2,848
Data processing	879	778	774
Professional fees	831	678	469
Amortization of intangibles	790	767	792
Foreclosure and real estate owned expense	763	408	207
Federal deposit insurance premiums	723	849	77
Advertising	617	480	447
Other	3,104	3,200	3,102
Total non-interest expense	20,030	18,946	17,511
Earnings before income taxes	1,428	3,418	5,663
Income tax (benefit) expense	(615)	146	1,110
Net earnings	$2,043	$3,272	$4,553
Earnings per share:
Basic	$0.78	$1.25	$1.72
Diluted	$0.78	$1.25	$1.71

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total
Balance at December 31, 2007	$24	$24,304	$27,493	$(206)	$681	$52,296
Comprehensive income:
Net earnings	-	-	4,553	-	-	4,553
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	(56)	(56)
Total comprehensive income						4,497
Dividends paid ($0.66 per share)	-	-	(1,753)	-	-	(1,753)
Stock-based compensation	-	134	-	-	-	134
Exercise of stock options, 2,287 shares, including excess tax benefit of $6	-	43	-	-	-	43
Purchase of 144,290 treasury shares	-	-	-	(3,476)	-	(3,476)
5% stock dividend, 112,891 shares	-	(608)	(2,139)	2,747	-	-
Adoption of guidance requiring recognition of a liability for split-dollar life insurance agreements	-	-	(335)	-	-	(335)
Balance at December 31, 2008	24	23,873	27,819	(935)	625	51,406
Comprehensive income:
Net earnings	-	-	3,272	-	-	3,272
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	878	878
Total comprehensive income						4,150
Dividends paid ($0.69 per share)	-	-	(1,806)	-	-	(1,806)
Stock-based compensation	-	157	-	-	-	157
Purchase of 800 treasury shares	-	-	-	(12)	-	(12)
5% stock dividend, 118,329 shares	1	814	(1,762)	947	-	-
Balance at December 31, 2009	$25	$24,844	$27,523	$-	$1,503	$53,895
Comprehensive income:
Net earnings	-	-	2,043	-	-	2,043
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	(581)	(581)
Total comprehensive income						1,462
Dividends paid ($0.72 per share)	-	-	(1,908)	-	-	(1,908)
Stock-based compensation	-	100	-	-	-	100
Exercise of stock options, 21,793 shares, including excess tax benefit of $40	-	268	-	-	-	268
5% stock dividend, 125,319 shares	1	1,890	(1,891)	-	-	-
Balance at December 31, 2010	$26	$27,102	$25,767	$-	$922	$53,817

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$2,043	$3,272	$4,553
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for loan losses	5,900	3,300	2,400
Valuation allowance on real estate owned	367	232	70
Amortization of intangibles	790	767	792
Depreciation	972	946	1,050
Stock-based compensation	100	157	134
Deferred income taxes	(523)	(1,567)	368
Net (gains) losses on investment securities	(172)	952	(431)
Net (gains) losses on sales of premises and equipment and foreclosed assets	(24)	3	(10)
Net gains on sales of loans	(3,446)	(3,091)	(1,457)
Proceeds from sale of loans	165,349	208,023	85,241
Origination of loans held for sale	(169,776)	(208,335)	(83,547)
Gains on prepayments of FHLB borrowings	-	-	(270)
Changes in assets and liabilities:
Accrued interest and other assets	(219)	(2,610)	(1,739)
Accrued expenses, taxes, and other liabilities	(3,420)	1,982	(1,823)
Net cash (used in) provided by operating activities	(2,059)	4,031	5,331
Cash flows from investing activities:
Net decrease in loans	26,430	22,087	5,206
Maturities and prepayments of investment securities	38,142	56,077	34,914
Net cash paid in branch acquisition	-	(130)	-
Purchases of investment securities	(55,910)	(57,074)	(51,530)
Proceeds from sale of investment securities	10,097	2,846	10,407
Proceeds from sales of premises and equipment and foreclosed assets	1,612	2,638	1,412
Purchases of premises and equipment, net	(320)	(814)	(747)
Net cash provided by (used in) investing activities	20,051	25,630	(338)
Cash flows from financing activities:
Net decrease in deposits	(7,281)	(7,347)	(13,106)
Federal Home Loan Bank advance borrowings	-	-	40,000
Federal Home Loan Bank advance repayments	(20,037)	(15,037)	(25,537)
Change in Federal Home Loan Bank line of credit, net	8,500	(6,000)	(5,100)
Proceeds from other borrowings	334	3,185	6,915
Repayments on other borrowings	(512)	(4,053)	(3,930)
Proceeds from issuance of common stock under stock option plans	228	-	37
Excess tax benefit related to stock option plans	40	-	6
Payment of dividends	(1,908)	(1,806)	(1,753)
Purchase of treasury stock	-	(12)	(3,476)
Net cash used in financing activities	(20,636)	(31,070)	(5,944)
Net decrease in cash and cash equivalents	(2,644)	(1,409)	(951)
Cash and cash equivalents at beginning of year	12,379	13,788	14,739
Cash and cash equivalents at end of year	$9,735	$12,379	$13,788

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$942	$862	$953
Cash paid during the year for interest	6,658	9,449	14,296

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	4,020	2,001	2,825

Branch acquisition:
Fair value of liabilities assumed	-	6,650	-
Fair value of assets acquired	$-	$6,520	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis.  Net unrealized losses are recognized through a valuation allowance as charges against income.  Origination fees received and estimated direct costs on such loans are deferred and recognized as a component of the gain or loss on sale.   If the Company retains servicing on a sold mortgage loan, servicing fees are recognized as they are collected and included in fees and service charges.

The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the loan portfolio.  The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the current level of nonperforming assets, and current economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the appropriate level of the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining if a loan is impaired include payment status, probability of collecting scheduled principal and interest payments when due and value of collateral for collateral dependent loans.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  In addition, the Company classifies troubled debt restructurings as impaired loans.  A loan is classified as a troubled debt restructuring if the Company extends a loan with any concessions, as defined by accounting guidance, to a borrower experiencing financial difficulty.  The allowance recorded on impaired loans is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, valuation and impairment of real estate owned, valuation and impairment of investment securities, income taxes and goodwill.  Actual results could differ from those estimates.

(i)	Comprehensive Income

The Company’s comprehensive income consists of unrealized holding gains and losses on available-for-sale securities as shown below:

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Net earnings	$2,043	$3,272	$4,553
Unrealized holding losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	(4)	(479)	-
Net unrealized holding (losses) gains on all other available-for-sale securities	(745)	897	342
Less reclassification adjustment for (gains) losses included in earnings	(172)	952	(431)
Net unrealized gains (losses)	(921)	1,370	(89)
Income tax (benefit) expense	(340)	492	(33)
Total comprehensive income	$1,462	$4,150	$4,497

(j)	Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the date of foreclosure at fair value of the collateral less estimated selling costs through a gain or a charge to the allowance for loan losses, establishing a new cost basis.  Subsequent to foreclosure, the Company records a charge to earnings if the carrying value of a property exceeds the fair value less estimated costs to sell.  Revenue and expenses from operations and subsequent declines in fair value are included in other non-interest expense in the statement of earnings.

(k)	Stock-Based Compensation

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

Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method using the average market price of the Company’s stock for the respective periods.  Anti-dilutive stock options were 113,770, 160,822 and 37,430 for the years ended December 31, 2010, 2009 and 2008, respectively.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect for the 5% stock dividends paid by the Company in December 2010, 2009 and 2008, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2010	2009	2008
Net earnings available to common shareholders	$2,043	$3,272	$4,553

Weighted average common shares outstanding - basic	2,628,657	2,614,401	2,648,081
Assumed exercise of stock options	1,026	5,361	8,647
Weighted average common shares outstanding - diluted	2,629,683	2,619,762	2,656,728
Earnings per share (1):
Basic	$0.78	$1.25	$1.72
Diluted	$0.78	$1.25	$1.71

(1) All per share amounts have been adjusted to give effect to the 5% stock dividend paid during December 2010 and 2009.
(m)	Treasury Stock

Purchases of the Company’s common stock are recorded at cost.  Upon reissuance, treasury stock is reduced based upon the average cost basis of total shares held.

(n)	Cash and cash equivalents

Cash and cash equivalents include cash on hand and amounts due from banks with original maturities of fewer than 90 days.

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

GAAP requires that all derivative financial instruments be recorded on the balance sheet at fair value, with adjustments to fair value recorded in current earnings.  Derivatives that qualify in a hedging relationship can be designated, based on the exposure being hedged, as fair value or cash flow hedges.  Under the cash flow hedging model, the effective portion of the change in the gain or loss related to the derivative is recognized as a component of other comprehensive income, net of taxes.  The ineffective portion is recognized in current earnings.  The Company had no derivative financial instruments designated as hedging instruments as of December 31, 2010 and 2009.

The Company enters into interest rate lock commitments on certain mortgage loans, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding.  The Company also has corresponding forward sales contracts related to these interest rate lock commitments.  Both the mortgage loan commitments and the related forward sales contracts are accounted for as derivatives and carried at fair value with changes in fair value recorded in gains on sales of loans.  Fair values are based upon quoted prices, and fair value measurements of mortgage loan commitments include the value of loan servicing rights.

(2)	Goodwill and Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company performed its annual step one impairment test as of December 31, 2010.  The fair value of the Company’s single reporting unit was determined using observable market data including a market approach using the Company’s market capitalization adjusted for appropriate control premiums, as well as a review of valuation multiples  of recent financial industry acquisitions for similar institutions, to estimate the fair value of the Company’s single reporting unit.  The fair value was compared to the carrying value of goodwill at the measurement date to determine if any impairment existed.  Based on the results of the December 31, 2010 step one impairment test, the Company concluded its goodwill was not impaired.  The Company can make no assurances that future impairment tests will not result in goodwill impairments.

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

(Dollars in thousands)	Years ended December, 31
	2010		2009		2008
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of year	$5,482	$(3,767)	$5,396	$(3,159)	$5,396	$(2,462)
Additions	-	-	86	-	-	-
Adjustments to prior estimates	(37)	-	-	-	-	-
Amortization	-	(505)	-	(608)	-	(697)
Balance at end of year	$5,445	$(4,272)	$5,482	$(3,767)	$5,396	$(3,159)

The following is an analysis of the changes in mortgage servicing rights:

(Dollars in thousands)	Years ended December, 31
	2010		2009		2008
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of year	$1,447	$(681)	$772	$(602)	$770	$(560)
Additions	579	-	755	-	55	-
Prepayments	(146)	146	(80)	80	(53)	53
Amortization	-	(285)	-	(159)	-	(95)
Balance at end of year	$1,880	$(820)	$1,447	$(681)	$772	$(602)

Estimated amortization expense for the years ending December 31 is as follows:

(Dollars in thousands)	Amortization
expense
2011	$695
2012	599
2013	515
2014	349
2015	68
Thereafter	7

(3)	Investment Securities

A summary of investment securities available-for-sale is as follows:

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$22,060	$147	$(20)	$22,187
Municipal obligations, tax exempt	63,725	1,907	(345)	65,287
Municipal obligations, taxable	4,232	12	(56)	4,188
Mortgage-backed securities	60,238	847	(281)	60,804
Common stocks	693	190	(55)	828
Pooled trust preferred securities	1,125	-	(889)	236
Certificates of deposit	14,159	-	-	14,159
Total	$166,232	$3,103	$(1,646)	$167,689

	As of December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$18,734	$356	$-	$19,090
Municipal obligations, tax exempt	67,149	1,938	(228)	68,859
Municipal obligations, taxable	1,366	-	(23)	1,343
Mortgage-backed securities	63,265	1,532	(102)	64,695
Common stocks	633	191	(19)	805
Pooled trust preferred securities	1,528	-	(1,267)	261
Certificates of deposit	6,515	-	-	6,515
Total	$159,190	$4,017	$(1,639)	$161,568

As of December 31, 2010, the Company owned three investments in pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies.  Included in the gross unrealized losses at December 31, 2010, are noncredit-related losses of $889,000 related to two investments in pooled trust preferred securities, Preferred Term Security (“PreTSL”) VIII and PreTSL IX, which were determined to be other-than-temporarily impaired and recorded in accumulated other comprehensive income.  The amortized cost of PreTSL VIII and PreTSL IX was $1.1 million at December 31, 2010.  During 2009, $854,000 of credit-related impairment losses was recognized on these two securities.  A credit-related, other-than-temporary impairment charge of $382,000 was taken during 2010 for the remaining cost basis of the third investment in a pooled trust preferred security, PreTSL XVII, and as a result the security was determined to have no value.  Additional credit-related, other-than-temporary impairment charges of $107,000 had previously been recorded on PreTSL XVII during 2009.  The fair value of PreTSL VIII and PreTSL IX totaled $236,000 at December 31, 2010, while the $889,000 of unrealized losses were included in accumulated other comprehensive income, net of tax.  The fair value of the three securities totaled $261,000 at December 31, 2009, while $1.3 million of unrealized losses were included in accumulated other comprehensive income, net of tax.

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2010 and 2009.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

		As of December 31, 2010
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	4	$3,104	$(20)	$-	$-	$3,104	$(20)
Municipal obligations, tax exempt	28	$8,645	$(278)	$439	$(67)	9,084	(345)
Municipal obligations, taxable	10	2,922	(56)	-	-	2,922	(56)
Mortgage-backed securities	11	15,331	(281)	-	-	15,331	(281)
Common stocks	4	445	(55)	-	-	445	(55)
Pooled trust preferred securities	2	-	-	236	(889)	236	(889)
Total	59	$30,447	$(690)	$675	$(956)	$31,122	$(1,646)

		As of December 31, 2009
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	24	$7,765	$(167)	$780	$(61)	$8,545	$(228)
Municipal obligations, taxable	2	1,233	(23)	-	-	1,233	(23)
Mortgage-backed securities	6	8,140	(101)	44	(1)	8,184	(102)
Common stocks	4	59	(19)	-	-	59	(19)
Pooled trust preferred securities	3	-	-	261	(1,267)	261	(1,267)
Total	39	$17,197	$(310)	$1,085	$(1,329)	$18,282	$(1,639)

The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit related losses.  Based on these factors, along with the Company’s intent to not sell the security and that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believes that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of December 31, 2010.  The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of FHLMC, FNMA and GNMA.

As of December 31, 2010 the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of December 31, 2010 and December 31, 2009.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit related losses.  Based on these factors, along with the Company’s intent to not sell the security and that it is more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily impaired as of December 31, 2010 and December 31, 2009.  The Company’s mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and GNMA.

During 2010, the Company determined that a common stock investment in a financial institution was other-than-temporarily impaired.  The Company recorded a $9,000 other-temporary-impairment charge equal to the cost of the common stock investment.  The Company believes that its remaining common stock investments identified in the tables above were temporarily impaired as of December 31, 2010 and December 31, 2009.

As of December 31, 2010, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive.  The Company used discounted cash flow models to assess if the present value of the cash flows expected to be collected was less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral.  The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, assumed recoveries, and estimated cash flows including all information available through the date of issuance of the financial statements.  The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.  The Company also reviewed a stress test of these securities to determine the additional estimated deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of December 31, 2010, the analysis of the Company’s three investments in pooled trust preferred securities indicated that the unrealized losses on two of the three securities were not credit-related.  However, the analysis indicated that the unrealized loss was other-than-temporary on PreTSL XVII.  The increase in nonperforming collateral in PreTSL XVII resulted in a credit-related other-than-temporary impairment for the remaining cost basis of $382,000 during 2010.  The cumulative realized loss on PreTSL XVII totaled $489,000.  The Company performed a discounted cash flow analysis, using the factors noted above to determine the amount of the other-than-temporary impairment that was applicable to either credit losses or other factors.  During 2009, the Company recorded credit-related $961,000 other-than-temporary impairments on all three investments in pooled trust preferred securities.  As of December 31, 2010, the Company had recorded credit losses on all three PreTSL securities totaling $1.3 million through charges to earnings during 2010 and 2009.

The following tables provide additional information related to the Company’s investments in pooled trust preferred securities as of December 31, 2010:

(Dollars in thousands)							Cumulative
		Moody's	Original	Cost	Fair	Unrealized	realized
Investment	Class	rating	par	basis	value	loss	loss
PreTSL VIII	B	C	$1,000	$381	$67	$(314)	$(619)
PreTSL IX	B	C	1,000	744	169	(575)	(235)
PreTSL XVII	C	C	500	-	-	-	(489)
Total			$2,500	$1,125	$236	$(889)	$(1,343)

		Non-performing collateral as %
	Number of	of current collateral at December 31,
Investment	issuers in pool	2010	2009	2008
PreTSL VIII	37	43.9%	43.7%	10.6%
PreTSL IX	51	30.3%	28.1%	6.1%
PreTSL XVII	58	31.5%	19.9%	7.1%

The following table reconciles the changes in the Company’s credit losses on its portfolio of investments in pooled trust preferred securities recognized in earnings:

(Dollars in thousands)	Year ended December 31,
	2010	2009
Balance at beginning of year	$961	$-
Additional credit losses:
Securities with no previous other-than-temporary impairment	-	961
Securities with previous other-than-temporary impairments	382	-
Balance at end of year	$1,343	$961

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

Maturities of investment securities at December 31, 2010 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$36,196	$36,352
Due after one year but within five years	83,554	84,731
Due after five years but within ten years	29,897	30,882
Due after ten years	15,892	14,896
Common stocks	693	828
Total	$166,232	$167,689

The table above includes scheduled principal payments and estimated prepayments for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Realized gains	$563	$9	$497
Realized losses	-	-	-
Total	$563	$9	$497

At December 31, 2010 securities pledged to secure public funds on deposit, repurchase agreements and as collateral for the Federal Reserve discount window had a carrying value of approximately $94.4 million.  Except for U. S. federal agency obligations, no investment in a single issuer exceeded 10% of stockholders’ equity.

Other investment securities primarily consist of restricted investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock at December 31, 2010 and 2009 was $6.4 million and $6.2 million, respectively and the carrying value of the FRB stock at December 31, 2010 and 2009 was $1.8 million.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there is no available market values these securities are carried at cost.  Redemption of these investments at par value is at the option of the FHLB or FRB.  Also included in other investments are $60,000 of other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes.  The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

(4)	Loans and Allowance for Loan Losses
Loans consist of the following:
	As of December 31,
	2010	2009
	(Dollars in thousands)
One-to-four family residential real estate	$79,631	$89,295
Construction and land	23,652	36,864
Commercial real estate	92,124	99,459
Commercial loans	57,286	61,347
Agriculture loans	38,836	38,205
Municipal loans	5,393	5,672
Consumer loans	14,385	16,922
Total gross loans	311,307	347,764
Net deferred loan costs and loans in process	328	442
Allowance for loan losses	(4,967)	(5,468)
Loans, net	$306,668	$342,738

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs.  These financial instruments consist principally of commitments to extend credit.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments.  In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements.  The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit.  Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $43.9 million and $57.4 million at December 31, 2010 and 2009, respectively, and are generally at variable interest rates.  Standby letters of credit totaled $2.9 million and $2.4 at December 31, 2010 and 2009, respectively.

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

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2010
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2009	$625	$1,326	$705	$623	$2,103	$-	$86	$5,468
Charge-offs	(387)	(3,474)	(96)	(8)	(2,327)	-	(178)	(6,470)
Recoveries	10	-	-	17	10	-	32	69
Net charge-offs	(377)	(3,474)	(96)	9	(2,317)	-	(146)	(6,401)
Provsion for loan losses	147	3,334	967	541	613	99	199	5,900
Balance at December 31, 2010	395	1,186	1,576	1,173	399	99	139	4,967

Allowance for loan losses:
Individually evaluated for loss	99	382	397	503	-	65	-	1,446
Collectively evaluated for loss	296	811	1,174	670	397	34	139	3,521
Total	395	1,193	1,571	1,173	397	99	139	4,967

Loan balances:
Individually evaluated for loss	1,054	1,229	1,390	733	65	759	118	5,348
Collectively evaluated for loss	78,577	22,423	90,734	56,553	38,771	4,634	14,267	305,959
Total	$79,631	$23,652	$92,124	$57,286	$38,836	$5,393	$14,385	$311,307

	Year ended December 31, 2009
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2008	$672	$833	$701	$1,121	$415	$-	$129	$3,871
Charge-offs	(153)	(330)	(17)	(1,404)	-	-	(122)	(2,026)
Recoveries	6	200	-	72	-	-	45	323
Net charge-offs	(147)	(130)	(17)	(1,332)	-	-	(77)	(1,703)
Provsion for loan losses	100	623	22	834	1,687	-	34	3,300
Balance at December 31, 2009	625	1,326	706	623	2,102	-	86	5,468

Allowance for loan losses:
Individually evaluated for loss	76	743	122	59	1,766	-	4	2,770
Collectively evaluated for loss	549	583	583	564	337	-	82	2,698
Total	625	1,326	705	623	2,103	-	86	5,468

Loan balances:
Individually evaluated for loss	1,074	6,402	1,475	428	2,357	-	94	11,830
Collectively evaluated for loss	88,221	30,462	97,984	60,919	35,848	5,672	16,828	335,934
Total	$89,295	$36,864	$99,459	$61,347	$38,205	$5,672	$16,922	$347,764

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing.  Performing loans are considered to have a lower risk of loss.  Non-accrual loans are those which the Company believes have a higher risk of loss.  Loans that are 90 days or more past due, based on the contractual terms of the loan, are classified non-accrual.  Other current loans that the Company does not expect to receive all of the contractual payments on are also classified as non-accrual.  Non-accrual loans consist primarily of loans greater than 90 days past due.  There were no loans 90 days delinquent and still accruing interest at December 31, 2010 or December 31, 2009.  The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2010
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$80	$962	$-	$1,042	$523	$1,565
Construction and land	-	56	-	56	1,229	1,285
Commercial real estate	116	-	-	116	1,390	1,506
Commercial loans	-	-	-	-	733	733
Agriculture loans	-	1	-	1	65	66
Municipal loans	-	-	-	-	759	759
Consumer loans	125	34	-	159	118	277
Total	$321	$1,053	$-	$1,374	$4,817	$6,191

Loans past due 30-89 days and still accruing interest totaled $1.4 million, or 0.44% of gross loans, at December 31, 2010, compared to $2.5 million, or 0.73% of gross loans, at December 31, 2009.  At December 31, 2010, $4.8 million in loans were on non-accrual status, or 1.55% of gross loans outstanding, compared to a balance of $11.8 million, or 3.45% of gross loans outstanding, at December 31, 2009.  The $7.0 million decrease in non-accrual loans was primarily driven by a $4.3 million construction loan relationship and a $2.4 million commercial agriculture loan that were classified as non-accrual during 2009.  During 2010, the Company charged off the remaining balance of $2.3 million on the commercial agriculture loan and $3.3 million of the construction loan.  The following table presents information on non-accrual loans:

(Dollars in thousands)	As of December 31,
	2010	2009

One-to-four family residential real estate	$523	$1,074
Construction and land	1,229	6,402
Commercial real estate	1,390	1,475
Commercial loans	733	428
Agriculture loans	65	2,357
Municipal loans	759	-
Consumer loans	118	94
Total non-accrual loans	$4,817	$11,830

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2010, 2009 and 2008, would have increased interest income by $217,000, $794,000 and $245,000, respectively.

The Company’s impaired loans decreased from $11.8 million at December 31, 2009 to $5.3 million at December 31, 2010 primarily for the same reasons that decreased the non-accrual loan balances.  The difference in the Company’s non-accrual balance and impaired loan balance at December 31, 2010 was related to a $531,000 one-to-four family residential real estate loan that was classified as a troubled debt restructuring during 2010, which is current and accruing interest, but still classified as impaired.  The following table presents information on impaired loans:

(Dollars in thousands)
	As of December 31, 2010
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,352	$1,054	$879	$175	$99	$1,366	$9
Construction and land	4,684	1,229	-	1,229	382	3,008	-
Commercial real estate	1,390	1,390	-	1,390	397	1,400	-
Commercial loans	733	733	-	733	503	733	-
Agriculture loans	65	65	65	-	-	70	-
Municipal loans	759	759	628	131	65	759	-
Consumer loans	118	118	118	-	-	74	-
Total impaired loans	$9,101	$5,348	$1,690	$3,658	$1,446	$7,410	$9
Average impaired loans were $11.2 million for 2009 and $6.1 million for 2008.  The Company did not recognize any interest income on impaired loans during 2009 or 2008.

At December 31, 2010, the Company had two loan relationships totaling $1.4 million that were classified as troubled debt restructurings.  One of the relationships was an $853,000 real estate loan which was secured by real estate whose value was deficient based on a recent appraisal.  The relationship consisted of two restructured 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and granted concessions at renewal.  The value of the real estate supports $531,000 of the loan relationship.  The $531,000 loan was returned to accrual status during 2010 after a payment history was established while the remainder of the relationship was charged-off.  The loan was current and accruing interest at December 31, 2010 but still classified as impaired.  A second loan relationship totaling $527,000 to a municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop.  The loan was classified as non-accrual and impaired at December 31, 2010.  The Company did not have any loans classified as troubled debt restructurings at December 31, 2009.

The Company provides servicing on loans for others with outstanding principal balances of $168.8 million and $138.4 million at December 31, 2010 and 2009, respectively.  Gross service fee income related to such loans was $371,000, $279,000 and $219,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in fees and service charges in the consolidated statements of earnings.

The Company had loans to directors and officers at December 31, 2010 and 2009, which carry terms similar to those for other loans.  Management believes such outstanding loans do not represent more than a normal risk of collection.  A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2009	$6,165
New loans	1,299
Repayments	(1,717)
Balance at December 31, 2010	$5,747

(5)	Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2010	2009
Land	Indefinite	$3,758	$3,758
Office buildings and improvements	10 - 50 years	13,612	13,513
Furniture and equipment	3 - 15 years	6,826	6,635
Automobiles	2 - 5 years	355	355
Total premises and equipment		24,551	24,261
Accumulated depreciation		(9,326)	(8,384)
Total premises and equipment, net		$15,225	$15,877

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $972,000, $946,000 and $1.1 million, respectively and was included in occupancy and equipment on the consolidated statements of earnings.

(6)	Deposits

The following table presents the maturities of certificates of deposit at December 31, 2010:

(Dollars in thousands)
Year	Amount
2010	$121,570
2011	35,706
2012	14,979
2013	3,216
2014	2,937
Thereafter	39
Total	$178,447

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Time deposits	$3,249	$5,101	$8,075
Money market and NOW	471	643	1,741
Savings	66	76	81
Total	$3,786	$5,820	$9,897

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities.  These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in operation of the banks.  The minimum reserve requirements for the Bank totaled $25,000 at December 31, 2010.

(7)	Federal Home Loan Bank Borrowings

Term advances from the FHLB at December 31, 2010 and 2009, amounted to $35.8 million and $56.0 million, respectively.  Maturities of such borrowings at December 31, 2010 and 2009 are summarized as follows:

(Dollars in thousands)	As of December 31,
	2010		2009
Year	Amount	Weighted average rates		Weighted average rates
2010	$-	-	$15,168	4.45%
2011-2015	-	-	-	-
2016	-	-	5,000	2.70%
2017	10,000	3.64%	10,000	3.64%
2018	25,800	3.40%	25,836	3.41%
Total	$35,800		$56,004

All of the Bank’s term advances with the FHLB have fixed rates and prepayment penalties.  All of the Bank’s term advances, except for an $800,000 amortizing advance due in 2018,  contain a conversion option, at which on certain dates the FHLB may exercise an option to convert the borrowing to a variable rate equal to the FHLB one month short-term advance rate, adjustable monthly.  The Bank would then have the option to prepay the advances without penalty.  The Bank may repay the advance at each respective reset date if the FHLB first exercises its option to convert the fixed-rate borrowing.  During 2010, the FHLB converted the Bank’s $5.0 million advance due 2016 from fixed to variable.  After conversion, the Bank prepaid the advance without penalty.

Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were $8.5 million outstanding borrowings as of December 31, 2010 and no outstanding borrowings as of December 31, 2009.  Interest on any outstanding balances on the line of credit accrues at the federal funds market rate plus 0.15% (0.26% at December 31, 2010).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral.  At December 31, 2010 and 2009, the Bank’s total borrowing capacity with the FHLB was approximately $101.4 million and $98.9 million, respectively.  The available borrowing capacity with the FHLB of Topeka is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements.  The borrowing capacity is not committed and is subject to FHLB credit requirements and policies.

(8)	Other Borrowings

In 2003, the Company issued $8.2 million of subordinated debentures.  These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (“the Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust.  The Trust then invested the gross proceeds of such preferred securities in the debentures.  The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly.  Interest accrues at LIBOR plus 2.85%.  The interest rates at December 31, 2010 and 2009 were 3.14% and 3.13%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures.  These debentures, which are due in 2036 and are redeemable beginning in 2011, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II.  Trust II then invested the gross proceeds of such preferred securities in the debentures.  Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly.  Interest accrues at LIBOR plus 1.34% on $5.2 million of the subordinated debentures. The remaining $3.0 million of the subordinated debentures has a fixed rate of 6.17% through March 14, 2011, after which all $8.2 million of the subordinated debentures will accrue at LIBOR plus 1.34%.  The blended interest rate at December 31, 2010 and 2009 was 3.34% and 3.31%, respectively.

While these Trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the Trust qualifies as Tier 1 Capital for regulatory purposes.

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 4, 2011, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.25%.  This line of credit has covenants specific to capital and other ratios, which the Company was in compliance with at December 31, 2010.  The outstanding balance of the line of credit at December 31, 2010 and 2009 was $3.8 million and $4.4 million, respectively, and is included in other borrowings.

Repurchase agreements are secured by a portion of the Bank’s investment portfolio and are comprised of non-insured customer funds, totaling $5.7 million at December 31, 2010 and $5.3 million at December 31, 2009.  Customer repurchase agreements are offered to deposit customers wishing to earn interest in highly liquid balances and are used by the Company as a funding source considered to be stable, but short-term in nature.  Most of the repurchase agreements have variable rates indexed to the 90-day U.S. treasury rate.  Outstanding repurchase agreement balances averaged $6.0 million during 2010 and $6.8 million in 2009.  The average rate on the repurchase agreements during 2010 was 0.64% compared to 0.77% during 2009.

At December 31, 2010 and 2009, the Bank had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $12.8 million and $14.7 million, respectively.  The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $59.1 million.  As of December 31, 2010 and 2009 there were no borrowings through these correspondent bank federal funds agreements.

(9)	Income Taxes

Income tax (benefit) expense attributable to income from operations consisted of:

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Current:
Federal	$26	$1,565	$1,244
State	(118)	148	(502)
Total current	(92)	1,713	742
Deferred:
Federal	(567)	(1,451)	266
State	44	(116)	102
Total deferred	(523)	(1,567)	368
Income tax (benefit) expense	$(615)	$146	$1,110
Total income tax (benefit) expense, including amounts allocated directly to stockholders’ equity, was as follows:

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Income tax from operations	$(615)	$146	$1,110
Stockholders’ equity, recognition of tax benefit for stock options exercised	(40)	-	(6)
Stockholders’ equity, recognition of unrealized (losses)/gains on available-for-sale securities	(340)	492	(33)
	$(995)	$638	$1,071

The reasons for the difference between actual income tax (benefit) expense and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Computed “expected” tax expense	$485	$1,162	$1,925
Increase (reduction) in income taxes resulting from:
Tax-exempt interest income, net	(875)	(861)	(783)
Bank owned life insurance	(176)	(179)	(140)
Reversal of unrecognized tax benefits, net	(125)	(107)	(139)
State income taxes, net of federal benefit	76	128	175
Investment tax credits	(42)	(43)	20
Other, net	42	46	52
	$(615)	$146	$1,110

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2010	2009
Deferred tax assets:
Loans, including allowance for loan losses	$1,674	$2,192
Net operating loss carry forwards	1,402	520
Federal alternative minimum tax credit and low income housing credit carry forwards	1,086	1,070
Investment impairments	483	349
State taxes	316	380
Deferred compensation arrangements	266	250
FHLB advances	-	57
Total deferred tax assets	5,227	4,818

Deferred tax liabilities:
FHLB stock dividends	904	1,023
Premises and equipment, net of depreciation	862	746
Unrealized gain on investment securities available-for-sale	535	875
Intangible assets	193	323
Investments	11	12
Other, net	22	57
Total deferred tax liabilities	2,527	3,036
Less valuation allowance	(432)	(377)
Net deferred tax asset	$2,268	$1,405

The Company has recorded a deferred tax asset for future benefits of net operating losses and alternative minimum tax credit carry forwards.  The net operating loss carry forwards will expire, if not utilized.  The Company has $2.9 million of federal net operating loss carry forwards as of December 31, 2010.  The Company also has Kansas corporate net operating loss carry forwards totaling $8.9 million as of December 31, 2010, which expire between 2011 and 2020.  The alternative minimum tax credit carry forward does not expire and totaled $745,000 as of December 31, 2010.  In addition, the Company has low income housing credit carry forwards of $341,000 which expire in varying amounts between 2026 and 2030.  The Company has recorded a valuation allowance to reduce certain Kansas corporate net operating loss carry forwards which expire at various times through 2020.  The increase in the valuation allowance is related to additional net operating loss carry forwards generated during 2010.  At December 31, 2010 and 2009, the Company believes it is more likely than not that these items will not be realized.  A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Retained earnings at December 31, 2010 and 2009, includes approximately $6.3 million for which no provision for federal income tax had been made.  This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only.  Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established.  A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2010	2009
Unrecognized tax benefits at beginning of year	$975	$810
Gross increases to current year tax positions	48	310
Gross increases to prior year’s tax positions	4	17
Lapse of statute of limitations	(190)	(162)
Unrecognized tax benefits at end of year	$837	$975

Tax years that remain open and subject to audit include the years 2007 through 2010 for both federal and state.  The Company recognized $190,000 and $162,000 of previously unrecognized tax benefits during 2010 and 2009, respectively.  The gross unrecognized tax benefits balance of $837,000 and $975,000 at December 31, 2010 and 2009, respectively, would favorably impact the effective tax rate by $552,000 and $644,000, respectively, if recognized.  As of December 31, 2010 and 2009 the Company has accrued interest and penalties of $249,000 and $221,000, respectively which are not included in the table above.  The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $276,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(10)	Employee Benefit Plans

Employee Retirement Plan

Substantially all employees are covered under a 401(k) defined contribution savings plan. Contributions were $370,000, $368,000 and $290,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
Deferred Compensation and Retirement Agreements
On January 1, 2008, the Company recognized a liability for future benefits payable under an agreement that splits life insurance policy benefits between the Company and a former employee.  The effect of the change was recognized through an adjustment to equity.  The Company recognized a liability of $335,000, with an offsetting reduction to retained earnings, attributable to the future benefits payable to the former employee pursuant to a split-dollar life insurance arrangement.  At December 31, 2010 and 2009, the liability was $316,000 and $322,000, respectively.  At December 31, 2010, the Company had an asset of $2.1 million recorded representing the net cash surrender value of the corresponding life insurance arrangement.

The Company entered into deferred compensation and other retirement agreements with certain key employees that provides for cash payments to be made after their retirement.  The obligations under these arrangements have been recorded at the present value of the accrued benefits.  The Company has also entered into agreements with certain directors to defer portions of their compensation.  The balance of estimated accrued benefits under all of these arrangements, including the split-dollar life insurance arrangement, was $1.1 million at both December 31, 2010 and 2009, and was included as a component of other liabilities in the accompanying consolidated balance sheets.  To assist in funding benefits under each of these plans, the Bank has purchased certain assets including life insurance policies on covered employees in which the Bank is the beneficiary.  At December 31, 2010 and 2009, the cash surrender values on these policies established to meet such obligations were $3.7 million and $3.6 million, respectively.

In addition to these policies the Bank purchased $7.5 million of bank owned life insurance policies during 2006, which had a cash surrender value of $9.4 million and $8.9 million at December 31, 2010 and 2009, respectively.  These policies are not related to deferred compensation split-dollar arrangements or other retirement agreements.

(11)	Stock Option Plan

The Company has a stock based employee compensation plan which allows for the issuance of stock options, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company.  The plan is administered by the compensation committee of the board of directors who approves employees to whom options are granted and the number of shares granted.  The option price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the grant date.  The Company intends to utilize authorized, but un-issued shares to satisfy option exercises.  The number of shares available for future grants under the plan was 67,731 at December 31, 2010.  Compensation expense is recognized over the option vesting period, which is typically pro-rata over four or five years.  The stock-based compensation cost related to these awards was $100,000, $157,000 and $134,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  The Company recognized tax benefits of $15,000, $30,000 and $28,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The fair value of options granted were estimated utilizing the following weighted average assumptions:

	Years ended December 31,
	2010	2009	2008
Dividend rate	n/a	n/a	5.30%
Volatility	n/a	n/a	18.50%
Risk-free interest rate	n/a	n/a	2.90%
Expected lives	n/a	n/a	5 years
Fair value per option at grant date	n/a	n/a	$2.10

A summary of option activity during 2010 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at December 31, 2009	413,901	$20.92	6.0 years	$99
Granted	-	$-	—	n/a
Effect of 5% stock dividend	19,606	$-	—	n/a
Forfeited/expired	-	$-	—	n/a
Exercised	(21,793)	$10.45	—	n/a
Outstanding at December 31, 2010	411,714	$20.48	5.4 years	$29
Exercisable at December 31, 2010	334,035	$20.62	4.9 years	$29
Vested and expected to vest at December 31, 2010	392,621	$20.89	6.0 years	$29

A summary of nonvested option activity during 2010 is presented below:

(Dollars in thousands, except per share amounts)		Weighted
		average
		exercise
		price
	Shares	per share
Nonvested options at December 31, 2009	142,618	$21.20
Granted	-	$-
Vested	(67,222)	$21.54
Effect of 5% stock dividend	2,283	$-
Forfeited/expired	-	$-
Nonvested options at December 31, 2010	77,679	$19.89

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Intrinsic value of options exercised (on exercise date)	$110	$-	$16
Cash received from options exercised	228	-	37
Excess tax benefit realized from options exercised	$40	$-	$6

The total fair value (at vest date) of shares vested during the years ended December 31, 2010, 2009 and 2008 was $0, $0, and $66,000, respectively.  As of December 31, 2010, there was $95,000 of total unrecognized compensation cost related to outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2011	$68
2012	26
2013	1
Total	$95

(12)	Fair Value of Financial Instruments and Fair Value Measurements

The Company follows FASB ASC 820 “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements.  ASC Topic 820-10-55 requires the use of a hierarchy of fair value techniques based upon whether the inputs to those fair values reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect the Company’s own assumptions of market participant valuation.  The Company applies FASB ASC 820 to certain nonfinancial assets and liabilities, which include foreclosed real estate, long-lived assets, goodwill, and core deposit premium, which are recorded at fair value only upon impairment.  The fair value hierarchy is as follows:

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

Fair value estimates of the Company’s financial instruments as of December 31, 2010 and 2009, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Investment securities:
Available-for-sale	$167,689	$167,689	$161,568	$161,568
Other securities	8,183	8,183	8,051	8,051
Loans, net	306,668	308,014	342,738	343,671
Loans held for sale	12,576	12,576	4,703	4,718
Mortgage servicing rights	1,060	2,787	766	2,188
Accrued interest receivable	2,649	2,649	2,702	2,702

Financial liabilities:
Non-maturity deposits	$252,867	$252,867	$246,258	$246,258
Time deposits	178,447	180,084	192,337	193,707
FHLB borrowings	44,300	46,600	56,004	58,174
Other borrowings	26,001	22,590	26,179	24,537
Derivative financial instruments	68	68	84	84
Accrued interest payable	675	675	1,028	1,028

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

The Company classifies its pooled trust preferred securities as Level 3.  The portfolio consists of three investments in pooled trust preferred securities issued by various financial companies, one of which had no value at December 31, 2010.  These securities are valued based on a matrix pricing in which the securities are benchmarked against single issuer trust preferred securities based on credit rating.  The pooled trust preferred market is inactive so single issuer trading is used as the benchmark, with additional adjustments made for credit and liquidity risk.

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

Valuation methods for financial instruments measured at fair value on a recurring basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2010 and 2009 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2010
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$22,187	$-	$22,187	$-
Municipal obligations, tax exempt	65,287	-	65,287	-
Municipal obligations, taxable	4,188	-	4,188	-
Mortgage-backed securities	60,804	-	60,804	-
Common stocks	828	828	-	-
Pooled trust preferred securities	236	-	-	236
Certificates of deposit	14,159	-	14,159	-
Liabilities:
Derivative financial instruments	$68	$-	$-	$68

		As of December 31, 2009
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$19,090	$-	$19,090	$-
Municipal obligations, tax exempt	68,859	-	68,859	-
Municipal obligations, taxable	1,343	-	1,343	-
Mortgage-backed securities	64,695	-	64,695	-
Common stocks	805	805	-	-
Pooled trust preferred securities	261	-	-	261
Certificates of deposit	6,515	-	6,515	-
Liabilities:
Derivative financial instruments	$84	$-	$-	$84

The following table reconciles the changes in the Company’s Level 3 financial instruments during 2010:

		Derivative
	Available-for	financial
	sale-securities	instruments
Level 3 asset fair value at December 31, 2009	$261	$(84)
Transfers into Level 3	-	-
Payments applied to reduce carrying value	(21)	-
Total gains (losses):
Included in earnings	(382)	16
Included in other comprehensive income	378	-
Level 3 asset (liability) fair value at December 31, 2010	$236	$(68)

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

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $5.3 million and $11.8 million, with an allocated allowance of $1.1 million and $2.8 million, at December 31, 2010 and December 31, 2009, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis at December 31, 2010 and 2009 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of December 31, 2010
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$3,902	$-	$-	$3,902	$(1,146)
Loans held for sale	12,576	-	12,576	-	(49)
Mortgage servicing rights	3,754	-	-	3,754	-
Real estate owned	$3,194	$-	$-	$3,194	$(367)

		As of December 31, 2009
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$9,051	$-	$-	$9,051	$(2,770)
Loans held for sale	4,718	-	4,718	-	-
Mortgage servicing rights	2,188	-	-	2,188	-
Real estate owned	$1,129	$-	$-	$1,129	$(100)

(13)	Regulatory Capital Requirements

Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements.  Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered “adequately capitalized.”  As of December 31, 2010 and 2009, the Company and the Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action.  Management believes that as of December 31, 2010, the Company and the Bank meet all capital adequacy requirements to which they are subject.  The following is a comparison of the Company’s regulatory capital to minimum capital requirements at December 31, 2010 and 2009:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Leverage	$55,258	10.0%	$22,094	4.0%	$27,617	5.0%
Tier 1 Capital	$55,258	15.0%	$14,722	4.0%	$22,083	6.0%
Total Risk Based Capital	$59,925	16.3%	$29,445	8.0%	$36,806	10.0%

As of December 31, 2009
Leverage	$54,386	9.3%	$23,413	4.0%	$29,266	5.0%
Tier 1 Capital	$54,386	13.7%	$15,901	4.0%	$23,852	6.0%
Total Risk Based Capital	$59,439	15.0%	$31,803	8.0%	$39,754	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at December 31, 2010 and 2009:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Leverage	$57,798	10.5%	$22,024	4.0%	$27,530	5.0%
Tier 1 Capital	$57,798	15.8%	$14,660	4.0%	$21,990	6.0%
Total Risk Based Capital	$62,384	17.0%	$29,320	8.0%	$36,650	10.0%

As of December 31, 2009
Leverage	$57,548	9.9%	$23,343	4.0%	$29,179	5.0%
Tier 1 Capital	$57,548	14.5%	$15,837	4.0%	$23,755	6.0%
Total Risk Based Capital	$62,429	15.8%	$31,673	8.0%	$39,592	10.0%

(14)	Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2010	2009
Assets:
Cash	$13	$17
Investment securities	1,115	1,088
Investment in Bank	72,268	72,944
Other	776	817
Total assets	$74,172	$74,866
Liabilities and stockholders’ equity:
Other borrowings	$20,336	$20,848
Other	19	123
Stockholders’ equity	53,817	53,895
Total liabilities and stockholders’ equity	$74,172	$74,866

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Dividends from Bank	$2,910	$2,709	$4,121
Interest income	32	53	77
Other income	7	7	7
Interest expense	(743)	(792)	(1,191)
Other expense, net	(219)	(244)	(271)
Earnings before equity in undistributed earnings of Bank	1,987	1,733	2,743
(Decrease)/increase in undistributed equity of Bank	(260)	1,199	1,806
Earnings before income taxes	1,727	2,932	4,549
Income tax benefit	(316)	(340)	(4)
Net earnings	$2,043	$3,272	$4,553

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$2,043	$3,272	$4,553
Decrease/(increase) in undistributed equity of Bank	260	(1,199)	(1,806)
Loss on impairment of investment securities	9	-	66
Other	(50)	35	308
Net cash provided by operating activities	2,262	2,108	3,121

Cash flows from investing activities:
Purchase of investment securities	(74)	-	(40)
Proceeds from sales and maturities of investment securities	-	150	1
Net cash (used in) provided by investing activities	(74)	150	(39)

Cash flows from financing activities:
Issuance of shares under stock option plan	228	-	37
Proceeds from other borrowings	2,398	3,185	6,030
Repayments on other borrowings	(2,910)	(3,618)	(3,930)
Purchase of treasury stock	-	(12)	(3,476)
Payment of dividends	(1,908)	(1,806)	(1,753)
Net cash used in financing activities	(2,192)	(2,251)	(3,092)
Net (decrease) increase in cash	(4)	7	(10)
Cash at beginning of year	17	10	20
Cash at end of year	$13	$17	$10

Dividends paid by the Company are provided through dividends from the Bank.  At December 31, 2010, the Bank could distribute dividends of up to $2.8 million without regulatory approvals.  The primary source of funds for the Company is dividends from the Bank.  Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years.  The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

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

The Company guarantees payments to holders of certain trust preferred securities issued by wholly owned grantor trusts.  The securities are due in 2034 and 2036 and are redeemable beginning in 2009 and 2011. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $29.5 million at December 31, 2010.  At December 31, 2010, the Company had a recorded liability of $16.6 million of principal and accrued interest to date, representing amounts owed to the trusts.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2010. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2010.  In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC permitting the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None

PART III.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Election of Directors” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 18, 2011 (the “2011 Proxy Statement”).

Section 16(a) of the Exchange Act requires that the Company’s executive officers, directors and persons who own more than 10% of their Company’s common stock file reports of ownership and changes in ownership with the SEC and with the exchange on which the Company’s shares of common stock are traded.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on the Company’s review of the copies of such forms, the Company is not aware that any of its directors, executive officers or 10% stockholders failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2010.

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	58	President and Chief Executive Officer

Mark A. Herpich	43	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank

Patrick L. Alexander	58	President and Chief Executive Officer

Mark A. Herpich	43	Executive Vice President and Chief Financial Officer

Michael E. Scheopner	49	Executive Vice President, Credit Risk Manager

Dean R. Thibault	59	Executive Vice President, Commercial Banking

Larry R. Heyka	64	Market President, Manhattan Region

Mark J. Oliphant	58	Market President, Southwest Kansas Region

Bradly L. Chindamo	42	Market President, Eastern Kansas Region

ITEM 11.               EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2011 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2010 for (i) all compensation plans previously approved by the Company’s stockholders and (ii) all compensation plans not previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance (1)
Equity compensation plans approved
by security holders	411,714	$20.48	67,731
Equity compensation plans not
approved by security holders	-	$-	-
Total	411,714	$20.48	67,731

(1) Includes options assumed by the Company in 2001 in connection with the mergers of Landmark Bancshares, Inc. and MNB Bancshares, Inc. with the Company.  At the time of the mergers, there were options issued under the previous companies’ plans, each of which was approved by stockholders of the respective company at the time of their adoption.  All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger.  As of December 31, 2010, there were options outstanding for an aggregate of 2,559 shares of the Company’s common stock under the prior plans with a weighted average exercise price of $11.14.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Nominees” and “Corporate Governance and Board of Directors” of the 2011 Proxy Statement.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Ratification of Independent Registered Public Accounting Firm” of the 2011 Proxy Statement.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15(a)1 and 2.  Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARY
LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Earnings – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008

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

Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request.  The Company’s filings with the Securities and Exchange Commission are also available via the Internet at www.sec.gov or the Company’s investor relations website available through the investor relations link at the Company’s corporate website at www.banklandmark.com or at http://irsolutions.snl.com/corporateprofile.aspx?iid=102409.

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
SIGNATURE		TITLE
President, Chief Executive Officer and
/s/ Patrick L. Alexander	March 17, 2011	Director
Patrick L. Alexander	Date

/s/ Larry L. Schugart	March 17, 2011	Chairman of the Board, Director
Larry L. Schugart	Date

/s/ Richard A. Ball	March 17, 2011	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 17, 2011	Director
Brent A. Bowman	Date

/s/ Joseph L. Downey	March 17, 2011	Director
Joseph L. Downey	Date

/s/ Sarah Hill-Nelson	March 17, 2011	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 17, 2011	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 17, 2011	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 17, 2011	Director
Susan E. Roepke	Date

/s/ C. Duane Ross	March 17, 2011	Director
C. Duane Ross	Date

/s/ David H. Snapp	March 17, 2011	Director
David H. Snapp	Date

INDEX TO EXHIBITS
Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file no. 000-33203)
3.2	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.6	Rights Agreement between the Company and Landmark National Bank	the registrant’s Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000-33203)
10.7	Indenture dated as of December 19, 2003 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2003, filed with the Commission on March 30, 2004 (SEC file no. 000-33203)
10.8	Form of employment agreement between Mark J. Oliphant and the Company	the registrant’s Form 8-K filed with the Commission on March 9, 2005 (SEC file no. 000-33203)
10.9	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)
10.11	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.12	2001 Stock Incentive Plan	The registrant’s Registration Statement on form S-8 filed with the Commission on February 11, 2003
10.13	Indenture dated as of December 30, 2005 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2005, filed with the Commission on March 29, 2006 (SEC file no. 000-33203)
10.14	Revolving Credit Agreement, dated November 19, 2008 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s report on Form 10-K for the period ending December 31, 2008, filed with the Commission on March 27, 2009 (SEC file no. 000-33203)
10.15	First Amendment to Revolving Credit Agreement, dated November 18, 2009 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s Form 10-K filed with the Commission on March 26, 2010 SEC file no. 000-33203)
10.16	Second Amendment to Revolving Credit Agreement, dated November 5, 2010 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s Form 8-K filed with the Commission on November 9, 2010 SEC file no. 000-33203)
13.1	Letter to Stockholders and Corporate Information included in 2010 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of KPMG LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X