Form 10-Q
period 2011-03-31
LANDMARK BANCORP INC
filed 2011-05-12
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company  ☒
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date: as of May 11, 2011, the Issuer had outstanding 2,648,050 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents

		Page Number

PART I

Item 1.	Financial Statements	2 - 19
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20 – 28
Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	28 - 29
Item 4.	Controls and Procedures	30

PART II

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	[Removed and Reserved]	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

Form 10-Q Signature Page		32

ITEM 1.  FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands)	March 31,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$10,540	$9,735
Investment securities:
Available-for-sale, at fair value	181,334	167,689
Other securities	8,197	8,183
Loans, net	309,514	306,668
Loans held for sale	3,351	12,576
Premises and equipment, net	15,038	15,225
Real estate owned	2,912	3,194
Bank owned life insurance	15,718	13,080
Goodwill	12,894	12,894
Other intangible assets, net	2,123	2,233
Accrued interest and other assets	10,114	10,029
Total assets	$571,735	$561,506

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$59,324	$52,683
Money market and NOW	179,088	167,815
Savings	35,905	32,369
Time, $100,000 and greater	49,438	49,390
Time, other	125,338	129,057
Total deposits	449,093	431,314

Federal Home Loan Bank borrowings	35,790	44,300
Other borrowings	25,328	26,001
Accrued interest, taxes, and other liabilities	6,946	6,074
Total liabilities	517,157	507,689

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,639,450 and 2,636,891 shares issued at March 31, 2011 and December 31, 2010, respectively	26	26
Additional paid-in capital	27,154	27,102
Retained earnings	26,243	25,767
Accumulated other comprehensive income	1,155	922
Total stockholders’ equity	54,578	53,817

Total liabilities and stockholders’ equity	$571,735	$561,506

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2011	2010
Interest income:
Loans:
Taxable	$4,271	$4,792
Tax-exempt	86	78
Investment securities:
Taxable	604	794
Tax-exempt	598	627
Other	2	1
Total interest income	5,561	6,292
Interest expense:
Deposits	760	1,039
Borrowings	487	685
Total interest expense	1,247	1,724
Net interest income	4,314	4,568
Provision for loan losses	400	700
Net interest income after provision for loan losses	3,914	3,868
Non-interest income:
Fees and service charges	1,137	1,005
Gains on sales of loans, net	619	511
Bank owned life insurance	144	124
Other	137	125
Total non-interest income	2,037	1,765
Investment securities gains:
Gains on sales of investment securities	-	563
Investment securities gains	-	563
Non-interest expense:
Compensation and benefits	2,374	2,324
Occupancy and equipment	708	719
Professional fees	285	134
Data processing	198	208
Amortization of intangibles	179	179
Federal deposit insurance premiums	175	179
Advertising	159	118
Foreclosure and real estate owned expense	25	182
Other	728	765
Total non-interest expense	4,831	4,808
Earnings before income taxes	1,120	1,388
Income tax expense	142	245
Net earnings	$978	$1,143
Earnings per share:
Basic	$0.37	$0.44
Diluted	$0.37	$0.44
Dividends per share	$0.19	$0.18

See accompanying notes to consolidated financial statements.

 LANDMARK BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2011	2010

Net cash provided by (used in) operating activities	$9,128	$(2,013)

Investing activities:
Net increase in loans	(4,387)	(4,154)
Maturities and prepayments of investment securities	15,257	8,789
Purchases of investment securities	(28,754)	(18,058)
Proceeds from sale of investment securities	-	10,097
Proceeds from sales of foreclosed assets	1,475	142
Purchases of premises and equipment, net	(41)	(26)
Net cash used in investing activities	(16,450)	(3,210)
Financing activities:
Net increase in deposits	17,779	7,987
Federal Home Loan Bank advance repayments	(10)	(5,009)
Change in Federal Home Loan Bank line of credit, net	(8,500)	-
Other borrowings, net	(673)	505
Proceeds from issuance of common stock under stock option plans	28	143
Excess tax benefit related to stock option plans	5	31
Payment of dividends	(502)	(475)
Net cash provided by financing activities	8,127	3,182
Net increase (decrease) in cash and cash equivalents	805	(2,041)
Cash and cash equivalents at beginning of period	9,735	12,379
Cash and cash equivalents at end of period	$10,540	$10,338

Supplemental disclosure of cash flow information:
Cash (refunds) paid during the period for income taxes	$(575)	$450
Cash paid during the period for interest	1,314	1,838

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$1,198	$2,095

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total
Balance at December 31, 2009	$25	$24,844	$27,523	$-	$1,503	$53,895
Comprehensive income:
Net earnings	-	-	1,143	-	-	1,143
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	(312)	(312)
Total comprehensive income						831
Dividends paid ($0.18 per share)	-	-	(475)	-	-	(475)
Stock based compensation	-	39	-	-	-	39
Exercise of stock options, 14,486 shares, including excess tax benefit of $31	-	174	-	-	-	174
Balance at March 31, 2010	$25	$25,057	$28,191	$-	$1,191	$54,464

Balance at December 31, 2010	$26	$27,102	$25,767	$-	$922	$53,817
Comprehensive income:
Net earnings	-	-	978	-	-	978
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	233	233
Total comprehensive income						1,211
Dividends paid ($0.19 per share)	-	-	(502)	-	-	(502)
Stock based compensation	-	19	-	-	-	19
Exercise of stock options, 2,559 shares, including excess tax benefit of $5	-	33	-	-	-	33
Balance at March 31, 2011	$26	$27,154	$26,243	$-	$1,155	$54,578

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The condensed consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2010, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The December 31, 2010 consolidated balance sheet has been derived from the audited consolidated balance sheet as of that date.  The results of the interim period ended March 31, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.  The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company’s annual impairment test as of December 31, 2010 concluded that its goodwill was not impaired, however the Company can make no assurances that future impairment tests will not result in goodwill impairments.  The Company concluded there were no triggering events during the first quarter of 2011 that required an interim goodwill impairment test.

On May 8, 2009, the Company’s subsidiary, Landmark National Bank, assumed approximately $6.4 million in deposits in connection with a branch acquisition.  As part of the transaction, Landmark National Bank agreed to pay a deposit premium of 1.75 percent on the core deposit balance as of 270 days after the close of the transaction.  The core deposit premium, based on the acquired core deposit balances, was $86,000.  The final core deposit premium, measured on February 2, 2010, was $49,000.  The following is an analysis of changes in the Company’s core deposit intangible assets:

	Three months ended March 31,
(Dollars in thousands)	2011		2010
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of period	$5,445	$(4,272)	$5,482	$(3,767)
Additions	-	-	-	-
Adjustments to prior estimates	-	-	(37)
Amortization	-	(108)	-	(129)
Balance at end of period	$5,445	$(4,380)	$5,445	$(3,896)

Mortgage servicing rights are related to loans serviced by the Company for unrelated third parties.  The following is an analysis of changes in the mortgage servicing rights:

	Three months ended March 31,
(Dollars in thousands)	2011		2010
	Cost	Accumulated amortization	Cost	Accumulated amortization
Balance at beginning of period	$1,880	$(820)	$1,447	$(681)
Additions	69	-	63	-
Prepayments	(19)	19	(14)	14
Amortization	-	(71)	-	(50)
Balance at end of period	$1,930	$(872)	$1,496	$(717)

Aggregate core deposit and mortgage servicing rights amortization expense was $179,000 for both the first quarter of 2011 and 2010.  The following sets forth estimated amortization expense for all intangible assets for the remainder of 2011 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2011	$515
2012	599
2013	515
2014	419
2015	68
Thereafter	7

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$21,454	$113	$(25)	$21,542
Municipal obligations, tax exempt	63,441	2,168	(182)	65,427
Municipal obligations, taxable	4,232	17	(58)	4,191
Mortgage-backed securities	80,125	829	(398)	80,556
Common stocks	693	212	(12)	893
Pooled trust preferred securities	1,125	-	(840)	285
Certificates of deposit	8,440	-	-	8,440
Total	$179,510	$3,339	$(1,515)	$181,334

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$22,060	$147	$(20)	$22,187
Municipal obligations, tax exempt	63,725	1,907	(345)	65,287
Municipal obligations, taxable	4,232	12	(56)	4,188
Mortgage-backed securities	60,238	847	(281)	60,804
Common stocks	693	190	(55)	828
Pooled trust preferred securities	1,125	-	(889)	236
Certificates of deposit	14,159	-	-	14,159
Total	$166,232	$3,103	$(1,646)	$167,689

Certain of the Company’s investment securities had unrealized losses, or were temporarily impaired, as of March 31, 2011 and December 31, 2010.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

		As of March 31, 2011
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	5	$4,089	$(25)	$-	$-	$4,089	$(25)
Municipal obligations, tax exempt	20	7,015	(182)	-	-	7,015	(182)
Municipal obligations, taxable	11	3,955	(58)	-	-	3,955	(58)
Mortgage-backed securities	20	35,540	(398)	-	-	35,540	(398)
Common stocks	3	63	(12)	-	-	63	(12)
Pooled trust preferred securities	2	-	-	285	(840)	285	(840)
Total	61	$50,662	$(675)	$285	$(840)	$50,947	$(1,515)

		As of December 31, 2010
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	4	$3,104	$(20)	$-	$-	$3,104	$(20)
Municipal obligations, tax exempt	28	8,645	(278)	439	(67)	9,084	(345)
Municipal obligations, taxable	10	2,922	(56)	-	-	2,922	(56)
Mortgage-backed securities	11	15,331	(281)	-	-	15,331	(281)
Common stocks	4	445	(55)	-	-	445	(55)
Pooled trust preferred securities	2	-	-	236	(889)	236	(889)
Total	59	$30,447	$(690)	$675	$(956)	$31,122	$(1,646)

The Company performs quarterly reviews of the investment portfolio to determine if investment securities have any declines in fair value which might be considered other-than-temporary.  The initial review begins with all securities in an unrealized loss position.  The Company’s assessment of other-than-temporary impairment is based on the specific facts and circumstances impacting each individual security.  The Company reviews and considers all available information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  Any credit-related impairments on debt securities are realized through a charge to earnings.  If an equity security is determined to be other-than-temporarily impaired, the entire impairment is realized through a charge to earnings.

The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses.  Based on these factors, along with the Company’s intent to not sell the securities and that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of March 31, 2011 and December 31, 2010.  The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”).

As of March 31, 2011, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2011 and December 31, 2010.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.  Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily impaired as of March 31, 2011 and December 31, 2010.  The Company’s mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and Government National Mortgage Association (“GNMA”).

Based on the analysis of its common stock investments in unrealized loss positions identified in the tables above, the Company determined that the securities were temporarily impaired as of March 31, 2011 and December 31, 2010.

As of March 31, 2011, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive.  Two of the Company’s three investments in pooled trust preferred securities, Preferred Term Security (“PreTSL”) VIII and PreTSL IX, have a remaining aggregate cost basis of $1.1 million and non-credit related, unrealized losses of $840,000.  The Company used discounted cash flow models on these two securities to assess if the present value of the cash flows expected to be collected was less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral.  The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, assumed recoveries, and estimated cash flows including all information available through the date of issuance of these financial statements.  The discounted cash flow analysis included a review of all issuers within the collateral pool and incorporated higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.  The Company also reviewed a stress test of these securities to determine the additional estimated deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of March 31, 2011, the analysis of the Company’s PreTSL VIII and PreTSL IX investments indicated that the unrealized losses were not credit-related.  The Company performed a discounted cash flow analysis, using the factors noted above to determine the amount of the other-than-temporary impairment that was applicable to either credit losses or other factors.  During 2010, the Company’s analysis indicated that its investment in a third pooled trust preferred security, PreTSL XVII, had no value and a credit-related, other-than-temporary impairment charge was recorded for the remaining cost basis of the security.  As of March 31, 2011, the Company had recorded credit losses on all three PreTSL securities totaling $1.3 million through charges to earnings during 2010 and 2009.

The following tables provide additional information related to the Company’s portfolio of investments in pooled trust preferred securities as of March 31, 2011:

(Dollars in thousands)					Cumulative
		Moody's	Original	Principal	realized	Cost	Unrealized	Fair
Investment	Class	rating	par	payments	losses	basis	loss	value
PreTSL VIII	B	C	$1,000	$-	$(619)	$381	$(296)	$85
PreTSL IX	B	C	1,000	(21)	(235)	744	(544)	200
PreTSL XVII	C	C	500	(11)	(489)	-	-	-
Total			$2,500	$(32)	$(1,343)	$1,125	$(840)	$285

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

Maturities of investment securities at March 31, 2011 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$30,742	$30,908
Due after one year but within five years	100,847	101,914
Due after five years but within ten years	32,583	33,686
Due after ten years	14,645	13,933
Common stocks	693	893
Total	$179,510	$181,334

The table above includes scheduled principal payments and estimated prepayments for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2011	2010
Realized gains	$-	$563
Realized losses	-	-
Total	$-	$563

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock was $6.4 million at March 31, 2011 and December 31, 2010.  The carrying value of the FRB stock was $1.8 million at March 31, 2011 and December 31, 2010.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there is no available market values, these securities are carried at cost.  Redemption of these investments at par value is at the option of the FHLB or FRB.  Also included in other investment securities are $60,000 of other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes.  The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following as of:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
One-to-four family residential real estate	$77,654	$79,631
Construction and land	23,703	23,652
Commercial real estate	93,817	92,124
Commercial loans	59,863	57,286
Agriculture loans	36,404	38,836
Municipal loans	8,437	5,393
Consumer loans	13,913	14,385
Total gross loans	313,791	311,307
Net deferred loan costs and loans in process	105	328
Allowance for loan losses	(4,382)	(4,967)
Loans, net	$309,514	$306,668

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)
	Three months ended March 31, 2011
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2010	$395	$1,186	$1,576	$1,173	$399	$99	$139	$4,967
Charge-offs	(103)	-	(434)	(458)	(1)	-	(28)	(1,024)
Recoveries	22	-	-	4	1	-	12	39
Net charge-offs	(81)	-	(434)	(454)	-	-	(16)	(985)
Provision for loan losses	47	256	169	(9)	(40)	16	(39)	400
Balance at March 31, 2011	361	1,442	1,311	710	359	115	84	4,382

Allowance for loan losses:
Individually evaluated for loss	24	654	-	103	-	69	-	850
Collectively evaluated for loss	337	788	1,311	607	359	46	84	3,532
Total	361	1,442	1,311	710	359	115	84	4,382

Loan balances:
Individually evaluated for loss	716	1,217	-	333	65	775	63	3,169
Collectively evaluated for loss	76,938	22,486	93,817	59,530	36,339	7,662	13,850	310,622
Total	$77,654	$23,703	$93,817	$59,863	$36,404	$8,437	$13,913	$313,791

	Three months ended March 31, 2010
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2009	$625	$1,326	$705	$623	$2,103	$-	$86	$5,468
Charge-offs	(73)	(19)	-	(9)	-	-	(46)	(147)
Recoveries	1	-	-	3	-	-	12	16
Net charge-offs	(72)	(19)	-	(6)	-	-	(34)	(131)
Provision for loan losses	5	307	(16)	2	342	26	34	700
Balance at March 31, 2010	558	1,614	689	619	2,445	26	86	6,037

Allowance for loan losses:
Individually evaluated for loss	28	1,101	139	74	2,085	-	3	3,430
Collectively evaluated for loss	530	513	550	545	360	26	83	2,607
Total	558	1,614	689	619	2,445	26	86	6,037

Loan balances:
Individually evaluated for loss	949	5,241	2,706	479	2,343	-	57	11,775
Collectively evaluated for loss	87,900	28,949	96,709	58,997	43,668	5,499	16,118	337,840
Total	$88,849	$34,190	$99,415	$59,476	$46,011	$5,499	$16,175	$349,615

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing.  Performing loans are considered to have a lower risk of loss.  Non-accrual loans are those which the Company believes have a higher risk of loss.  The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection.  Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful.  At March 31, 2011, the Company had a $146,000 one-to-four family residential real estate loan that was 90 days delinquent and accruing interest.  There were no loans 90 days delinquent and still accruing interest at December 31, 2010.  The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of March 31, 2011
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$1,186	$-	$146	$1,332	$185	$1,517
Construction and land	-	-	-	-	1,217	1,217
Commercial loans	20	-	-	20	333	353
Agriculture loans	-	-	-	-	65	65
Municipal loans	-	-	-	-	232	232
Consumer loans	57	10	-	67	63	130
Total	$1,263	$10	$146	$1,419	$2,095	$3,514

Percent of gross loans	0.40%	0.00%	0.05%	0.45%	0.67%	1.12%

	As of December 31, 2010
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$80	$962	$-	$1,042	$523	$1,565
Construction and land	-	56	-	56	1,229	1,285
Commercial real estate	116	-	-	116	1,390	1,506
Commercial loans	-	-	-	-	733	733
Agriculture loans	-	1	-	1	65	66
Municipal loans	-	-	-	-	759	759
Consumer loans	125	34	-	159	118	277
Total	$321	$1,053	$-	$1,374	$4,817	$6,191

Percent of gross loans	0.10%	0.34%	0.00%	0.44%	1.55%	1.99%

The Company’s impaired loans decreased from $5.3 million at December 31, 2010 to $3.2 million at March 31, 2011.  The difference in the Company’s non-accrual loan balance and impaired loan balance at March 31, 2011 was related to a $531,000 one-to-four family residential real estate loan and a $543,000 municipal loan that were classified as troubled debt restructurings during 2010.  Both loans were current and accruing interest at March 31, 2011, but still classified as impaired.  The following tables present information on impaired loans:

(Dollars in thousands)
	As of March 31, 2011
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,006	$716	$689	$27	$24	$717	$10
Construction and land	4,681	1,217	125	1,092	654	1,226	-
Commercial loans	333	333	-	333	103	333	-
Agriculture loans	65	65	65	-	-	65	-
Municipal loans	775	775	644	131	69	764	21
Consumer loans	63	63	63	-	-	64	-
Total impaired loans	$6,923	$3,169	$1,586	$1,583	$850	$3,169	$31

	As of December 31, 2010
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,352	$1,054	$879	$175	$99	$1,366	$9
Construction and land	4,684	1,229	-	1,229	382	3,008	-
Commercial real estate	1,390	1,390	-	1,390	397	1,400	-
Commercial loans	733	733	-	733	503	733	-
Agriculture loans	65	65	65	-	-	70	-
Municipal loans	759	759	628	131	65	759	-
Consumer loans	118	118	118	-	-	74	-
Total impaired loans	$9,101	$5,348	$1,690	$3,658	$1,446	$7,410	$9

At March 31, 2011 and December 31, 2010, the Company had two loan relationships totaling $1.4 million that were classified as troubled debt restructurings.  One of the relationships was an $853,000 real estate loan which was secured by real estate the value of which was deficient based on a recent appraisal.  The relationship was restructured into two 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and to whom we granted concessions at renewal.  The value of the real estate supports $531,000 of the loan relationship.  The $531,000 loan was returned to accrual status during 2010 after a payment history was established, while the remainder of the relationship was charged-off.  A second loan relationship totaling $543,000 to a municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop.  Both of these loans were current and accruing interest at March 31, 2011, but still classified as impaired.

The Company provides servicing on loans for others with outstanding principal balances of $170.5 million and $168.8 million at March 31, 2011 and December 31, 2010, respectively.  Gross service fee income related to such loans was $107,000 and $87,000 for the quarters ended March 31, 2011 and 2010, respectively, and is included in fees and service charges in the consolidated statements of earnings.

5.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share includes the effect of all potential common shares outstanding during each period.  The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2011	2010
Net earnings	$978	$1,143

Weighted average common shares outstanding - basic	2,638,768	2,614,268
Assumed exercise of stock options	656	2,271
Weighted average common shares outstanding - diluted	2,639,424	2,616,539
Net earnings per share (1):
Basic	$0.37	$0.44
Diluted	$0.37	$0.44

(1) All per share amounts have been adjusted to give effect to the 5% stock dividend paid during December 2010.

The diluted earnings per share computation for the three months ended March 31, 2011 and 2010 exclude unexercised stock options of 70,317 and 80,910, respectively, because their inclusion would have been anti-dilutive to earnings per share.

6.	Comprehensive Income

The Company’s other comprehensive income consists of the unrealized holding gains and losses on available–for-sale securities as shown below.

(Dollars in thousands)	Three months ended March 31,
	2011	2010
Net earnings	$978	$1,143

Unrealized holding gains on available-for-sale securities for which a portion of an other-than- temporary impairment has been recorded in earnings	49	57
Net unrealized holding gains on all other available-for-sale securities	318	6
Less reclassification adjustment for gains included in earnings	-	(563)
Net unrealized gains (losses)	367	(500)
Income tax expense (benefit)	134	(188)
Total comprehensive income	$1,211	$831

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

Fair value estimates of the Company’s financial instruments as of March 31, 2011 and December 31, 2010, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)
	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Investment securities:
Available-for-sale	$181,334	$181,334	$167,689	$167,689
Other securities	8,197	8,197	8,183	8,183
Loans, net	309,514	310,860	306,668	308,014
Loans held for sale	3,351	3,435	12,576	12,576
Mortgage servicing rights	1,058	2,362	1,060	2,787
Accrued interest receivable	2,802	2,802	2,649	2,649

Financial liabilities:
Non-maturity deposits	$274,317	$274,317	$252,867	$252,867
Time deposits	174,776	176,124	178,447	180,084
FHLB borrowings	35,790	38,246	44,300	46,600
Other borrowings	25,328	22,668	26,001	22,590
Derivative financial instruments	2	2	68	68
Accrued interest payable	608	608	675	675

Methods and Assumptions Utilized

The Company’s investment securities classified as available-for-sale include U.S. federal agency securities, municipal obligations, mortgage-backed securities, pooled trust preferred securities, certificates of deposits and common stocks.  Quoted exchange prices are available for the Company’s common stock investments, which are classified as Level 1.  Agency securities and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2.  Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.  These model and matrix measurements are classified as Level 2 in the fair value hierarchy.  The Company’s investments in FDIC-insured, fixed-rate certificates of deposits are valued using a net present value model that discounts the future cash flows at the current market rates and are classified as Level 2.

The Company classifies the fair value of its pooled trust preferred securities as Level 3.  The portfolio consists of three investments in pooled trust preferred securities issued by various financial companies, one of which had no value at March 31, 2011.  These securities are valued based on a matrix pricing in which the securities are benchmarked against single issuer trust preferred securities based on credit rating.  The pooled trust preferred market is inactive so single issuer trading is used as the benchmark, with additional adjustments made for credit and liquidity risk.

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

The estimated fair value of the Company’s loan portfolio is based on the segregation of loans by collateral type, interest terms, and maturities.  The fair value is estimated based on discounting scheduled and estimated cash flows through maturity using an appropriate risk-adjusted yield curve to approximate current interest rates for each category.  No adjustment was made to the interest rates for changes in credit risk of performing loans where there were no known credit concerns.  Management segregates loans in appropriate risk categories.  Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses applicable to the performing loan portfolio results in a fair valuation of such loans.  The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value.  This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis.  The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

The Company measures its mortgage servicing rights at the lower of amortized cost or fair value.  Periodic impairment assessments are performed based on fair value estimates at the reporting date.  The fair value of mortgage servicing rights is estimated based on a valuation model which calculates the present value of estimated future cash flows associated with servicing the underlying loans.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimated prepayment speeds, market discount rates, cost to service, and other servicing income, including late fees.  The fair value measurements are classified as Level 3.

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

The fair value of advances from the FHLB and other borrowings is estimated using current yield curves for similar borrowings adjusted for the Company’s current credit spread, if applicable, and classified as Level 2.

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

Valuation methods for instruments measured at fair value on a recurring basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2011
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$21,542	$-	$21,542	$-
Municipal obligations, tax exempt	65,427	-	65,427	-
Municipal obligations, taxable	4,191	-	4,191	-
Mortgage-backed securities	80,556	-	80,556	-
Common stocks	893	893	-	-
Pooled trust preferred securities	285	-	-	285
Certificates of deposit	8,440	-	8,440	-
Liabilities:
Derivative financial instruments	$2	$-	$-	$2

(Dollars in thousands)		As of December 31, 2010
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$22,187	$-	$22,187	$-
Municipal obligations, tax exempt	65,287	-	65,287	-
Municipal obligations, taxable	4,188	-	4,188	-
Mortgage-backed securities	60,804	-	60,804	-
Common stocks	828	828	-	-
Pooled trust preferred securities	236	-	-	236
Certificates of deposit	14,159	-	14,159	-
Liabilities:
Derivative financial instruments	$68	$-	$-	$68

The following table reconciles the changes in the Company’s Level 3 financial instruments during the first three months of 2011:

(Dollars in thousands)		Derivative
	Available-for	financial
	sale-securities	instruments
Level 3 asset (liability) fair value at December 31, 2010	$236	$(68)
Total gains:
Included in earnings	-	66
Included in other comprehensive income	49	-
Level 3 asset (liability) fair value at March 31, 2011	$285	$(2)

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

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable, the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $3.2 million at March 31, 2011 and $5.3 million at December 31, 2010, with allocated allowances of $850,000 and $1.1 million, respectively.

The Company’s measure of its goodwill is based on market-based valuation techniques, including reviewing the Company’s market capitalization with appropriate control premiums and valuation multiples as compared to recent similar financial industry acquisition multiples to estimate the fair value of the Company’s single reporting unit.  The fair value measurements are classified as Level 3.  Core deposit intangibles are recognized at the time core deposits are acquired, using valuation techniques which calculate the present value of the estimated net cost savings relative to the Company’s alternative costs of funds over the expected remaining economic life of the deposits.  Subsequent evaluations are made when facts or circumstances indicate potential impairment may have occurred.  The models incorporate market discount rates, estimated average core deposit lives and alternative funding rates.  The fair value measurements are classified as Level 3.

Real estate owned, which includes assets acquired through, or in lieu of, foreclosure, is initially recorded at the date of foreclosure at the fair value of the collateral less estimated selling costs.  Subsequent to foreclosure, valuations are updated periodically and are based upon independent appraisals, third party price opinions or internal pricing models and are classified as Level 3.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis March 31, 2011 and December 31, 2010 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2011
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$2,319	$-	$-	$2,319	$(277)
Loans held for sale	3,435	-	3,435	-	-
Mortgage servicing rights	2,362	-	-	2,362	-
Real estate owned	$2,912	$-	$-	$2,912	$-

(Dollars in thousands)		As of December 31 ,2010
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$3,902	$-	$-	$3,092	$(1,146)
Loans held for sale	12,576	-	12,576	-	(49)
Mortgage servicing rights	2,787	-	-	2,787	-
Real estate owned	$3,194	$-	$-	$3,194	$(367)

8.	Impact of Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The new guidance is effective for interim and annual periods beginning after July 1, 2011, and applies retrospectively to restructurings occurring on or after June 15, 2011.  Adoption of ASU 2011-02 is not expected have a significant impact on the consolidated financial statements.

9.	Subsequent Events

On April 20, 2011, the Company’s Compensation Committee awarded 8,600 shares of restricted common stock and options to acquire 59,131 shares of common stock pursuant to the 2001 Stock Incentive Plan.  These awards vest over four years and are expected to result in the Company recognizing approximately $39,000 in compensation expense during the remainder of 2011.

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

Landmark National Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with FHLB borrowings and funds from operations, to originate commercial real estate and non-real estate loans, as well as one-to-four family residential mortgage loans.  Landmark National Bank also originates small business, multi-family residential mortgage, home equity and consumer loans.  Our strategy is focused on generating quality loan and deposit relationships and we are committed to providing total banking services to all of our customers.  Although not our primary business function, we do invest in certain investment and mortgage-related securities using deposits and other borrowings as funding sources.

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

We are significantly impacted by prevailing economic conditions, including federal monetary and fiscal policies and federal regulations of financial institutions.  Deposit balances are influenced by numerous factors such as competing investments, the level of income and the personal rate of savings within our market areas.  Factors influencing lending activities include economic conditions, the demand for housing and the interest rate pricing competition from other lending institutions.

Currently, our business consists of ownership of Landmark National Bank, with its main office in Manhattan, Kansas and twenty branch offices in eastern, central and southwestern Kansas.

Recent Regulatory Developments.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future.  The Company’s management is actively reviewing the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and results of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and Landmark National Bank at this time.

Critical Accounting Policies.  Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to the allowance for loan losses, valuation of real estate owned, valuation of investment securities, accounting for income taxes and accounting for goodwill and other intangible assets, all of which involve significant judgment by our management.  Information about our critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Summary of Results.  During the first quarter of 2011, we recorded net earnings of $978,000 as compared to net earnings of $1.1 million in the same period of 2010.  The decrease in net earnings was primarily the result of recording a $563,000 gain on sales of investment securities during the first quarter of 2010.  We did not record any gains or losses on our investment portfolio during the first quarter of 2011.  Our provision for loan losses declined by $300,000 to $400,000 during the first quarter of 2011 from $700,000 during the first quarter of 2010.  The net impact of these two items is a $263,000 decline in earnings before income taxes, which primarily accounts for the $268,000 decrease in earnings before income taxes that we experienced when comparing the first quarter of 2011 to the first quarter of 2010.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands)	Three months ended March 31,
	2011	2010
Net earnings:
Net earnings	$978	$1,143
Basic earnings per share	$0.37	$0.44
Diluted earnings per share	$0.37	$0.44
Earnings ratios:
Return on average assets (1)	0.69%	0.79%
Return on average equity (1)	7.16%	8.50%
Equity to total assets	9.55%	9.29%
Net interest margin (1) (2)	3.80%	3.81%
Dividend payout ratio	51.35%	41.30%

(1) Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(2) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the quarter ended March 31, 2011, decreased $731,000 to $5.6 million, a decline of 11.6% as compared to the same period of 2010.  Interest income on loans decreased $513,000, or 10.5%, to $4.4 million for the quarter ended March 31, 2011 due to lower average outstanding loan balances.  Partially offsetting the lower average outstanding loans were higher tax equivalent yields earned on loans.  Average loan balances for the first quarter of 2011 decreased to $310.5 million from $347.5 million for the first quarter of 2010 while the average tax equivalent yield increased to 5.75% from 5.73% in the respective periods, respectively.  Interest income on investment securities decreased $218,000, or 15.3%, to $1.2 million for the first quarter of 2011, as compared to the same period of 2010.  The decline in interest income on investment securities was due to a decline in the yield on our investment portfolio as our tax equivalent yield on investment securities declined from 4.00% during the first quarter of 2010 to 3.26% during the first quarter of 2011.  The yields on our investments securities declined as we reinvested the maturities and prepayments into investment securities with lower average yields.  Partially offsetting the lower yields were higher average balances of investment securities, which increased from $175.0 million during the first quarter of 2010 to $186.1 million during the first quarter of 2011.

Interest Expense.  Interest expense during the quarter ended March 31, 2011 decreased $477,000, or 27.7%, to $1.2 million as compared to the same period of 2010.  For the first quarter of 2011, interest expense on interest-bearing deposits decreased $279,000, or 26.9%, to $760,000 as a result of lower rates on deposit balances, consisting of lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts.  Our total cost of deposits declined from 1.09% during the first quarter of 2010 to 0.80% during the same period of 2011.  Also contributing to the decline in interest expense were lower average deposit balances, which decreased from $387.2 million for the first quarter of 2010 to $385.8 million for the first quarter of 2011.  The decline in average deposit balances was the result of lower balances of certificates of deposits.  For the first quarter of 2011, interest expense on borrowings decreased $198,000, or 28.9%, to $487,000 due to lower outstanding balances on our borrowings and also to lower average costs of borrowings.  Our average outstanding borrowings declined from $82.3 million in the first quarter of 2010 to $62.9 million in the same period of 2011, while our cost of borrowings decreased from 3.37% to 3.14% in the respective periods.

Net Interest Income.  Net interest income declined $254,000, or 5.6%, for the first quarter of 2011 to $4.3 million from $4.6 million in the same period of 2010.  Our net interest margin, on a tax equivalent basis, remained relatively stable at 3.80% during the first quarter of 2011 compared to 3.81% during the same period of 2010. The slight decline in net interest margin was primarily a result of lower average outstanding loan balances during the first quarter of 2011 as compared to the first quarter of 2010.

See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 Management’s Discussion and Analysis of Financial Condition for additional details on asset yields, liability rates and net interest margin.

Provision for Loan Losses.  We maintain, and our Board of Directors monitors, an allowance for losses on loans.  The allowance is established based upon management's periodic evaluation of known and inherent risks in the loan portfolio, review of significant individual loans and collateral, review of delinquent loans, past loss experience, adverse situations that may affect the borrowers’ ability to repay, current and expected market conditions, and other factors management deems important.  Determining the appropriate level of reserves involves a high degree of management judgment and is based upon historical and projected losses in the loan portfolio and the collateral value of specifically identified problem loans.  Additionally, allowance policies are subject to periodic review and revision in response to a number of factors, including current market conditions, actual loss experience and management’s expectations.

Our provision for loan losses for the quarter ended March 31, 2011 was $400,000, compared to a provision of $700,000 during the same period of 2010.  The provision for loan losses declined during the first quarter of 2011, as compared to the first quarter of 2010, due to lower levels of non-performing loans.  During the first quarter of 2011 we had net loan charge-offs of $985,000, compared to $131,000 during the same period of 2010.  The increase in net loan charge-offs was principally associated with a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which was charged down to market value after we acquired ownership of the property securing the loans during the first quarter of 2011.  The commercial real estate property was sold during the first quarter of 2011 without incurring any further losses.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Total non-interest income was $2.0 million for the first quarter of 2011, up $272,000, or 15.4%, from the same period in 2010.  The increase in non-interest income was primarily attributable to a $132,000 increase in fees and service charges and a $108,000 increase in gains on sale of loans as the volume of residential real estate loans that were sold in the secondary market was higher in the first quarter of 2011, as compared to the same period of 2010.  Our fees and service charges increased as a result of a higher volume of fees and service charges received on our deposit accounts and increased servicing fee income related to the residential real loans that were sold with servicing retained.  During 2010, we introduced a rewards program for our deposit customers that promoted debit card usage and other customer activity which generated additional non-interest income.  We anticipate our rewards program will offset some of the reductions in future non-interest income projected as a result of recent changes in debit card and overdraft regulations.  We also anticipate that higher mortgage rates will likely lead to lower origination volumes of residential real estate loans during 2011, than we experienced in 2010, and correspondingly expect lower amounts of gains on sales of loans.  Our bank owned life insurance income increased $20,000 during the first quarter of 2011, as compared to the same period of 2010, as a result of purchasing $2.5 million in additional life insurance policies in January 2011.

Investment Securities Gains.  We did not record any investment securities gains during the first quarter of 2011.  During the first quarter of 2010, we realized $563,000 of gains on sales of investment securities resulting from the sale of $10.1 million of high-quality mortgage-backed investment securities, as we capitalized on what we believed to be premium pricing that existed in the markets for these types of securities at the time.

Non-interest Expense.  Non-interest expense increased $23,000, or 0.5%, to $4.8 million for the first quarter of 2011 compared to the same period of 2010.  During the first quarter of 2011, we experienced a $151,000 increase in professional fees, primarily related to engaging consultants to help us review our internal processes and procedures to identify additional opportunities to improve financial performance.  Offsetting the higher professional fees was a reduction of $157,000 in foreclosure and real estate owned expense, which was elevated in the first quarter of 2010 compared to historical levels.

 Income Tax Expense.  During the first quarter of 2011, we recorded income tax expense of $142,000 as compared to $245,000 during the same period of 2010.  Our effective tax rate declined from 17.7% in the first quarter of 2010 to 12.7% in the first quarter of 2011.  The decrease in our effective tax rate was primarily from a decrease in taxable income as a percentage of earnings before income taxes while our tax exempt investment income and bank owned life insurance remained similar between the first quarters of 2011 and 2010.

Financial Condition.  Our asset quality and performance have been generally affected by the historically depressed economy, difficult credit markets, depressed residential and commercial real estate values, depressed consumer confidence, heightened unemployment and decreased consumer spending.  Even though the geographic markets in which the Company operates have been impacted by the economic slowdown in recent years, the effect has not been as severe as those experienced in some areas of the U.S.  In addition, the loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate.  Outside of the identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities.  Total assets increased to $571.7 million at March 31, 2011, compared to $561.5 million at December 31, 2010.  Net loans, excluding loans held for sale, increased to $309.5 million at March 31, 2011 from $306.7 million at December 31, 2010.  The $2.8 million increase in net loans was primarily the result of higher outstanding loans balances of commercial, commercial real estate and municipal loans.  Partially offsetting those increases were lower balances in our one-to-four family residential real estate, agriculture and consumer loan portfolios.  The decline in these loan balances is the result of multiple factors including reduced loan demand from our customers.  Our one-to-four family residential real estate loan portfolio declined by $2.0 million during the first quarter of 2011 due to normal runoff related to principal payments and prepayments.  We expect that the outstanding balances in our one-to-four family residential real estate loan portfolio will continue to decline as we sell most of our newly originated loans.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  These loans are typically sold soon after the loan closing.  During the first quarter of 2011, we began retaining some of our originations of one-to-four family residential real estate loans.  While we do not intend to increase our one-to-four family residential real estate loan portfolio, we are slowing the runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations will still be sold.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity.  This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an adequate allowance for loan losses.  At March 31, 2011, our allowance for loan losses totaled $4.4 million, or 1.40% of gross loans outstanding, as compared to $5.0 million, or 1.60% of gross loans outstanding, at December 31, 2010.  Our provision for loan losses during the first quarter of 2010 was $400,000, compared to a provision of $700,000 during the first quarter of 2010.  The provision for loan losses declined during the first quarter of 2011, as compared to the first quarter of 2010, due to lower levels of non-performing loans.

Loans past due 30-89 days and still accruing interest totaled $1.3 million, or 0.41% of gross loans, at March 31, 2011, compared to $1.4 million, or 0.44% of gross loans, at December 31, 2010.  At March 31, 2011, $2.1 million in loans were on non-accrual status, or 0.67% of gross loans, compared to a balance of $4.8 million, or 1.55% of gross loans, at December 31, 2010.  Non-accrual loans consist of loans 90 or more days past due and impaired loans that are not past due.  At March 31, 2011, the Company had a $146,000 one-to-four family residential real estate loan that was 90 days delinquent and accruing interest.  There were no loans 90 days delinquent and still accruing interest at December 31, 2010.  At March 31, 2011, our ratio of total non-performing loans to gross loans was 0.71% as compared to 1.55% at December 31, 2010.  Our impaired loans totaled $3.2 million at March 31, 2011 compared to $5.3 million at December 31, 2010.  The difference in the Company’s non-accrual loan balance and impaired loan balance at March 31, 2011 was related to a $531,000 one-to-four family residential real estate loan and a $543,000 municipal loan that were classified as troubled debt restructurings during 2010.  Both loans were current and accruing interest at March 31, 2011, but still classified as impaired.

At March 31, 2011, we had two loan relationships totaling $1.4 million that were classified as troubled debt restructurings.  One of the relationships was an $853,000 real estate loan which was secured by real estate the value of which was deficient based on a recent appraisal.  The relationship was restructured into two one-to-four family residential real estate loans to a borrower who was experiencing financial difficulty and to whom we granted concessions at renewal in 2010.  The value of the real estate supports $531,000 of the loan relationship.  The $531,000 loan was returned to accrual status during 2010 after a payment history was established, while the remainder of the relationship was charged-off.  A second loan relationship totaling $543,000 to a municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate.  The $543,000 loan was returned to accrual status during 2011 after the restructuring plan was finalized and approved.

During the first quarter of 2011 we had net loan charge-offs of $985,000, compared to $131,000 during the same period of 2010. The increase in net loan charge-offs was principally associated with a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which was charged down to market value after we acquired ownership of the property securing the loans during the first quarter of 2011. The commercial real estate property was sold during the first quarter of 2011 without incurring any further losses.  As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction relationships.  We are aggressively working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio.

At March 31, 2011, we had $2.9 million of real estate owned as compared to $3.2 million at December 31, 2010.  Real estate owned primarily consists of a residential subdivision development we took possession of after the development slowed and the borrower was unable to comply with the contractual terms of the loan, a commercial real estate building resulting from a loan settlement and a few residential real estate properties.  The Company is currently marketing all of the properties in real estate owned.

Many financial institutions, including us, experienced an increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of the economic slowdown.  We believe that our allowance for loan losses at March 31, 2011, was appropriate; however, there can be no assurances that losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.  Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.  Total deposits increased $17.8 million to $449.1 million at March 31, 2011, from $431.3 million at December 31, 2010.  The increase in deposits was primarily related to seasonal fluctuations.  Total borrowings decreased $9.2 million to $61.1 million at March 31, 2011, from $70.3 million at December 31, 2010.  The decrease in borrowings resulted primarily from reducing our FHLB line of credit borrowings with the funds from the increased deposit balances.

Non-interest-bearing deposits at March 31, 2011 were $59.3 million, or 13.2% of deposits, compared to $52.7 million, or 12.2%, at December 31, 2010.  Money market and NOW deposit accounts were 40.0% of our deposit portfolio and totaled $179.1 million at March 31, 2011, compared to $167.8 million, or 38.9%, at December 31, 2010.  Savings accounts increased to $35.9 million, or 8.0% of deposits, at March 31, 2011, from $32.4 million, or 7.5%, at December 31, 2010.  Certificates of deposit decreased to $174.8 million, or 38.9% of deposits, at March 31, 2011, from $178.4 million, or 41.4%, at December 31, 2010.

Certificates of deposit at March 31, 2011, which were scheduled to mature in one year or less, totaled $112.9 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows.  During the three months ended March 31, 2011, our cash and cash equivalents increased by $805,000.  Our operating activities provided net cash of $9.1 million during the first quarter of 2011 primarily reflecting the decreased balances of loans held for sale as our origination volumes of one-to-four family residential real estate loans slowed towards of the end the quarter.  Our investing activities used net cash of $16.5 million during the first quarter of 2011 as we purchased investment securities with our excess liquidity.  Our financing activities provided net cash of $8.1 million during the first quarter of 2011, primarily from the increased deposits which were used to purchase investment securities and pay off our borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $191.9 million at March 31, 2011 and $177.4 million at December 31, 2010.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities.  At March 31, 2011, we had outstanding FHLB advances of $35.8 million and no borrowings against our line of credit with the FHLB.  At March 31, 2011, we had collateral pledged to the FHLB that would allow us to borrow an additional $63.2 million subject to FHLB credit requirements and policies.  At March 31, 2011, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $12.9 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $58.9 million at March 31, 2011, which had no borrowings against at that time.  We had other borrowings of $25.3 million at March 31, 2011, which included $16.5 million of subordinated debentures and $4.8 million in repurchase agreements.  The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 4, 2011, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.25%.  This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2011.  The outstanding balance on the line of credit at March 31, 2011 was $4.0 million, which was included in other borrowings.

Off Balance Sheet Arrangements.  As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.2 million at March 31, 2011.

At March 31, 2011, we had outstanding loan commitments, excluding standby letters of credit, of $52.3 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital.  Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements.  Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.”  As of March 31, 2011 and December 31, 2010, both the Company and the Landmark National Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action.  Management believes that as of March 31, 2011, the Company and the Landmark National Bank met all capital adequacy requirements to which we are subject.  The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2011 and December 31, 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Leverage	$53,126	9.6%	$22,097	4.0%	$27,621	5.0%
Tier 1 Capital	$53,126	14.3%	$14,904	4.0%	$22,355	6.0%
Total Risk Based Capital	$60,525	16.2%	$29,807	8.0%	$37,259	10.0%

As of December 31, 2010
Leverage	$55,258	10.0%	$22,094	4.0%	$27,617	5.0%
Tier 1 Capital	$55,258	15.0%	$14,722	4.0%	$22,083	6.0%
Total Risk Based Capital	$59,925	16.3%	$29,445	8.0%	$36,806	10.0%

The following is a comparison of the Landmark National Bank’s regulatory capital to minimum capital requirements at March 31, 2011 and December 31, 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Leverage	$59,143	10.7%	$22,020	4.0%	$27,525	5.0%
Tier 1 Capital	$59,143	15.9%	$14,842	4.0%	$22,263	6.0%
Total Risk Based Capital	$63,606	17.1%	$29,684	8.0%	$37,105	10.0%

As of December 31, 2010
Leverage	$57,798	10.5%	$22,024	4.0%	$27,530	5.0%
Tier 1 Capital	$57,798	15.8%	$14,660	4.0%	$21,990	6.0%
Total Risk Based Capital	$62,384	17.0%	$29,320	8.0%	$36,650	10.0%

Dividends.  During the quarter ended March 31, 2011, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2011.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval.  Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.  As of March 31, 2011, approximately $2.1 million was available to be paid as dividends to the Company by Landmark National Bank without prior regulatory approval.

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

Average Assets/Liabilities.  The following table sets forth information relating to average balances of interest-earning assets and liabilities for the periods indicated.  The following table reflects the average tax equivalent yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	March 31, 2011			March 31, 2010
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$186,096	$1,497	3.26%	$174,998	$1,724	4.00%
Loans receivable, net (2)	310,514	4,400	5.75%	347,499	4,908	5.73%
Total interest-earning assets	496,610	5,897	4.82%	522,497	6,632	5.15%
Non-interest-earning assets	69,254			65,028
Total	$565,864			$587,525

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$176,258	$645	1.48%	$191,885	$891	1.88%
Money market and NOW accounts	175,595	102	0.24%	164,797	129	0.32%
Savings accounts	33,947	13	0.16%	30,500	19	0.25%
Total deposits	385,800	760	0.80%	387,182	1,039	1.09%
FHLB advances and other borrowings	62,885	487	3.14%	82,322	685	3.37%
Total interest-bearing liabilities	448,685	1,247	1.13%	469,504	1,724	1.49%
Non-interest-bearing liabilities	62,983			63,491
Stockholders' equity	54,196			54,530
Total	$565,864			$587,525

Interest rate spread (3)			3.69%			3.66%
Net interest margin (4)		$4,650	3.80%		$4,908	3.81%
Tax equivalent interest - imputed		336			340
Net interest income		$4,314			$4,568

Ratio of average interest-earning assets to average interest-bearing liabilities			110.7%		111.3%

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

Rate/Volume Table.  The following table describes the extent to which changes in tax equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for periods indicated.  The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns).  The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended March 31,
	2011 vs 2010
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Investment securities	$118	$(345)	$(227)
Loans	(525)	17	(508)
Total	(407)	(328)	(735)
Interest expense:
Deposits	(4)	(275)	(279)
Other borrowings	(154)	(44)	(198)
Total	(158)	(319)	(477)
Net interest income	$(249)	$(9)	$(258)

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2011, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$990	5.4%
100 basis point rising	$526	2.9%
100 basis point falling	$ (908)	(4.9)%

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

•
The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters, including enacted Dodd-Frank Act and the rules and regulations promulgated thereunder, and the effects of further increases in FDIC premiums.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2010 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

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

LANDMARK BANCORP, INC.

Date: May 12, 2011	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 12, 2011	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer