Form 10-Q
period 2011-06-30
LANDMARK BANCORP INC
filed 2011-08-10
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date: as of August 9, 2011, the Issuer had outstanding 2,648,050 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents

		Page Number

	PART I

Item 1.	Financial Statements	2 - 22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23 – 33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33 – 34
Item 4.	Controls and Procedures	35

	PART II

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	[Removed and Reserved]	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

Form 10-Q Signature Page		37

ITEM 1.  FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$10,642	$9,735
Investment securities:
Available-for-sale, at fair value	185,754	167,689
Other securities	8,214	8,183
Loans, net	307,544	306,668
Loans held for sale	8,266	12,576
Premises and equipment, net	14,854	15,225
Real estate owned	2,747	3,194
Bank owned life insurance	15,866	13,080
Goodwill	12,894	12,894
Other intangible assets, net	1,982	2,233
Accrued interest and other assets	8,682	10,029
Total assets	$577,445	$561,506

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$57,450	$52,683
Money market and NOW	176,900	167,815
Savings	36,357	32,369
Time, $100,000 and greater	55,882	49,390
Time, other	121,848	129,057
Total deposits	448,437	431,314

Federal Home Loan Bank borrowings	39,581	44,300
Other borrowings	25,217	26,001
Accrued interest, taxes, and other liabilities	7,918	6,074
Total liabilities	521,153	507,689

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,648,050 and 2,636,891 shares issued at June 30, 2011 and December 31, 2010, respectively	26	26
Additional paid-in capital	27,174	27,102
Retained earnings	26,462	25,767
Accumulated other comprehensive income	2,630	922
Total stockholders’ equity	56,292	53,817

Total liabilities and stockholders’ equity	$577,445	$561,506

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans:
Taxable	$4,304	$4,842	$8,575	$9,634
Tax-exempt	86	68	172	146
Investment securities:
Taxable	719	687	1,323	1,481
Tax-exempt	597	621	1,195	1,248
Other	1	1	3	2
Total interest income	5,707	6,219	11,268	12,511
Interest expense:
Deposits	703	968	1,463	2,007
Borrowings	469	679	956	1,364
Total interest expense	1,172	1,647	2,419	3,371
Net interest income	4,535	4,572	8,849	9,140
Provision for loan losses	700	4,000	1,100	4,700
Net interest income after provision for loan losses	3,835	572	7,749	4,440
Non-interest income:
Fees and service charges	1,217	1,135	2,354	2,140
Gains on sales of loans, net	463	893	1,082	1,404
Bank owned life insurance	150	124	294	248
Other	278	124	415	249
Total non-interest income	2,108	2,276	4,145	4,041
Investment securities (losses) gains:
Net impairment losses		(140)	-	(140)
Gains on sales of investment securities	-	-	-	563
Investment securities (losses) gains, net	-	(140)	-	423
Non-interest expense:
Compensation and benefits	2,297	2,315	4,671	4,639
Occupancy and equipment	720	673	1,428	1,392
Professional fees	746	186	1,031	320
Data processing	179	224	377	432
Amortization of intangibles	182	182	361	361
Federal deposit insurance premiums	117	183	292	362
Advertising	138	119	297	237
Foreclosure and real estate owned expense	39	29	64	211
Other	809	861	1,537	1,626
Total non-interest expense	5,227	4,772	10,058	9,580
Earnings (loss) before income taxes	716	(2,064)	1,836	(676)
Income tax (benefit) expense	(6)	(1,017)	136	(772)
Net earnings (loss)	$722	$(1,047)	$1,700	$96
Earnings (loss) per share:
Basic	$0.27	$(0.40)	$0.64	$0.04
Diluted	$0.27	$(0.40)	$0.64	$0.04
Dividends per share	$0.19	$0.18	$0.38	$0.36

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net earnings (loss)	$722	$(1,047)	$1,700	$96

Unrealized holding gains (losses) on available-for-sale securities for which a portion of an other-than- temporary impairment has been recorded in earnings (loss)	193	(47)	242	10
Net unrealized holding gains on all other available-for-sale securities	2,150	1,084	2,468	1,090
Less reclassification adjustment for losses (gains) included in earnings (loss)	-	140	-	(423)
Net unrealized gains	2,343	1,177	2,710	677
Income tax expense	868	437	1,002	249
Total comprehensive income (loss)	$2,197	$(307)	$3,408	$524

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$1,700	$96
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	1,100	4,700
Provision for valuation allowance on real estate owned	27	-
Amortization of intangibles	361	361
Depreciation	442	487
Stock-based compensation	39	64
Deferred income taxes	(200)	(350)
Net gains on investment securities	-	(423)
Net gains on sales of premises and equipment and real estate owned	(168)	(27)
Net gains on sales of loans	(1,082)	(1,404)
Proceeds from sales of loans	54,390	63,498
Origination of loans held for sale	(48,998)	(66,935)
Changes in assets and liabilities:
Accrued interest and other assets	562	(99)
Accrued expenses, taxes, and other liabilities	1,791	(3,643)
Net cash provided by (used in) operating activities	9,964	(3,675)
Cash flows from investing activities:
Net (increase) decrease in loans	(3,117)	395
Maturities and prepayments of investment securities	26,692	18,169
Purchases of investment securities	(42,495)	(23,372)
Purchase of bank owned life insurance	(2,500)	-
Proceeds from sales of investment securities	-	10,097
Proceeds from sales of real estate owned	1,786	645
Purchases of premises and equipment, net	(71)	(63)
Net cash (used in) provided by investing activities	(19,705)	5,871
Cash flows from financing activities:
Net increase (decrease) in deposits	17,123	(5,845)
Federal Home Loan Bank advance repayments	(19)	(5,018)
Change in Federal Home Loan Bank line of credit, net	(4,700)	6,400
Proceeds from other borrowings	660	423
Repayments on other borrowings	(1,444)	(103)
Proceeds from issuance of common stock under stock option plans	28	143
Excess tax benefit related to stock option plans	5	31
Payment of dividends	(1,005)	(951)
Net cash provided by (used in) financing activities	10,648	(4,920)
Net increase (decrease) in cash and cash equivalents	907	(2,724)
Cash and cash equivalents at beginning of period	9,735	12,379
Cash and cash equivalents at end of period	$10,642	$9,655

Supplemental disclosure of cash flow information:
Cash (refunds) payments for income taxes	$(445)	$950
Cash paid for interest	2,512	3,512

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	1,198	2,860

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance at December 31, 2010	$26	$27,102	$25,767	$922	$53,817
Net earnings	-	-	1,700	-	1,700
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	1,708	1,708
Dividends paid ($0.38 per share)	-	-	(1,005)	-	(1,005)
Stock-based compensation	-	39	-	-	39
Exercise of stock options, 2,559 shares, including excess tax benefit of $5	-	33	-	-	33
Balance at June 30, 2011	$26	$27,174	$26,462	$2,630	$56,292

Balance at December 31, 2009	$25	$24,844	$27,523	$1,503	$53,895
Net earnings	-	-	96	-	96
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	428	428
Dividends paid ($0.36 per share)	-	-	(951)	-	(951)
Stock-based compensation	-	64	-	-	64
Exercise of stock options, 14,486 shares, including excess tax benefit of $31	-	174	-	-	174
Balance at June 30, 2010	$25	$25,082	$26,668	$1,931	$53,706

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2010, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The results of the interim period ended June 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.  The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company’s annual impairment test as of December 31, 2010 concluded that its goodwill was not impaired, however the Company can make no assurances that future impairment tests will not result in goodwill impairments.  The Company concluded there were no triggering events during the first six months of 2011 that required an interim goodwill impairment test.

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

	Three months ended June 30,
(Dollars in thousands)	2011		2010
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of period	$5,445	$(4,380)	$5,445	$(3,896)
Adjustments to prior estimates	-	-	-	-
Amortization	-	(105)	-	(129)
Balance at end of period	$5,445	$(4,485)	$5,445	$(4,025)

	Six months ended June 30,
(Dollars in thousands)	2011		2010
	Fair value at acquisition	Accumulated amortization	Fair value at acquisition	Accumulated amortization
Balance at beginning of period	$5,445	$(4,272)	$5,482	$(3,767)
Adjustments to prior estimates	-	-	(37)	-
Amortization	-	(213)	-	(258)
Balance at end of period	$5,445	$(4,485)	$5,445	$(4,025)

Mortgage servicing rights are related to loans serviced by the Company for unrelated third parties.  The following is an analysis of changes in the mortgage servicing rights:

	Three months ended June 30,
(Dollars in thousands)	2011		2010
	Cost	Accumulated amortization	Cost	Accumulated amortization
Balance at beginning of period	$1,930	$(872)	$1,496	$(717)
Additions	41	-	90	-
Prepayments	(28)	28	(14)	14
Amortization	-	(77)	-	(53)
Balance at end of period	$1,943	$(921)	$1,572	$(756)

	Six months ended June 30,
(Dollars in thousands)	2011		2010
	Cost	Accumulated amortization	Cost	Accumulated amortization
Balance at beginning of period	$1,880	$(820)	$1,447	$(681)
Additions	110	-	153	-
Prepayments	(47)	47	(28)	28
Amortization	-	(148)	-	(103)
Balance at end of period	$1,943	$(921)	$1,572	$(756)

Aggregate core deposit and mortgage servicing rights amortization expense was $182,000 for both the second quarter of 2011 and 2010.  Aggregate core deposit and mortgage servicing rights amortization expense was $361,000 for both the six months ended June 30, 2011 and 2010.  The following sets forth estimated amortization expense for all intangible assets for the remainder of 2011 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2011	$346
2012	609
2013	525
2014	428
2015	68
Thereafter	6
Total	$1,982

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$18,291	$92	$(1)	$18,382
Municipal obligations, tax exempt	63,725	2,869	(28)	66,566
Municipal obligations, taxable	7,010	42	(27)	7,025
Mortgage-backed securities	84,001	1,722	(18)	85,705
Common stocks	693	194	(31)	856
Pooled trust preferred securities	1,117	-	(647)	470
Certificates of deposit	6,750	-	-	6,750
Total	$181,587	$4,919	$(752)	$185,754

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$22,060	$147	$(20)	$22,187
Municipal obligations, tax exempt	63,725	1,907	(345)	65,287
Municipal obligations, taxable	4,232	12	(56)	4,188
Mortgage-backed securities	60,238	847	(281)	60,804
Common stocks	693	190	(55)	828
Pooled trust preferred securities	1,125	-	(889)	236
Certificates of deposit	14,159	-	-	14,159
Total	$166,232	$3,103	$(1,646)	$167,689

Certain of the Company’s investment securities had unrealized losses, or were temporarily impaired, as of June 30, 2011 and December 31, 2010.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which were temporarily impaired are shown below, along with the length of the impairment period.

		As of June 30, 2011
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	1	$1,065	$(1)	$-	$-	$1,065	$(1)
Municipal obligations, tax exempt	5	2,274	(28)	-	-	2,274	(28)
Municipal obligations, taxable	8	2,690	(27)	-	-	2,690	(27)
Mortgage-backed securities	8	3,007	(18)	-	-	3,007	(18)
Common stocks	4	439	(21)	29	(10)	468	(31)
Pooled trust preferred securities	2	-	-	470	(647)	470	(647)
Total	28	$9,475	$(95)	$499	$(657)	$9,974	$(752)

		As of December 31, 2010
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	4	$3,104	$(20)	$-	$-	$3,104	$(20)
Municipal obligations, tax exempt	28	8,645	(278)	439	(67)	9,084	(345)
Municipal obligations, taxable	10	2,922	(56)	-	-	2,922	(56)
Mortgage-backed securities	11	15,331	(281)	-	-	15,331	(281)
Common stocks	4	445	(55)	-	-	445	(55)
Pooled trust preferred securities	2	-	-	236	(889)	236	(889)
Total	59	$30,447	$(690)	$675	$(956)	$31,122	$(1,646)

The Company performs quarterly reviews of the investment portfolio to determine if investment securities have any declines in fair value which might be considered other-than-temporary.  The initial review begins with all securities in an unrealized loss position.  The Company’s assessment of other-than-temporary impairment is based on the specific facts and circumstances impacting each individual security.  The Company reviews and considers all available information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  Any credit-related impairment on debt securities is realized through a charge to operations.  If an equity security is determined to be other-than-temporarily impaired, the entire impairment is realized through a charge to operations.

The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses.  Based on these factors, along with the Company’s intent to not sell the securities and that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of June 30, 2011 and December 31, 2010.  The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”).

As of June 30, 2011, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2011 and December 31, 2010.

The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.  Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the mortgage-backed securities identified in the tables above were temporarily impaired as of June 30, 2011 and December 31, 2010.  The Company’s mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and Government National Mortgage Association (“GNMA”).

Based on the analysis of its common stock investments in unrealized loss positions identified in the tables above, the Company determined that the securities were temporarily impaired as of June 30, 2011 and December 31, 2010.

As of June 30, 2011, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive.  Two of the Company’s three investments in pooled trust preferred securities, Preferred Term Security (“PreTSL”) VIII and PreTSL IX, have a remaining aggregate cost basis of $1.1 million and non-credit related, unrealized losses of $647,000.  The Company uses discounted cash flow models on these two securities to assess if the present value of the cash flows expected to be collected is less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral.  The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, assumed recoveries, and estimated cash flows including all information available through the date of issuance of these financial statements.  The discounted cash flow analysis includes a review of all issuers within the collateral pool and incorporates higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.  The Company also reviews a stress test of these securities to determine the additional estimated deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of June 30, 2011, the analysis of the Company’s PreTSL VIII and PreTSL IX investments indicated that the unrealized losses are not credit-related.  The Company performs a discounted cash flow analysis, using the factors noted above to determine the amount of the other-than-temporary impairment that is applicable to either credit losses or other factors.  During 2010, the Company’s analysis indicated that its investment in a third pooled trust preferred security, PreTSL XVII, had no value and a credit-related, other-than-temporary impairment charge was recorded for the remaining cost basis of that security.  The Company has recorded credit losses on all three PreTSL securities totaling $1.3 million through charges to operations during 2010 and 2009.

The following tables provide additional information related to the Company’s portfolio of investments in pooled trust preferred securities as of June 30, 2011:

(Dollars in thousands)					Cumulative
		Moody's	Original	Principal	credit	Cost	Unrealized	Fair
Investment	Class	rating	par	payments	losses	basis	loss	value
PreTSL VIII	B	C	$1,000	$-	$(619)	$381	$(252)	$129
PreTSL IX	B	Ca	1,000	(29)	(235)	736	(395)	341
PreTSL XVII	C	Ca	500	(11)	(489)	-	-	-
Total			$2,500	$(40)	$(1,343)	$1,117	$(647)	$470

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

Maturities of investment securities at June 30, 2011 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$25,980	$26,156
Due after one year but within five years	108,874	111,465
Due after five years but within ten years	31,048	32,481
Due after ten years	14,992	14,796
Common stocks	693	856
Total	$181,587	$185,754

The table above includes scheduled principal payments and estimated prepayments for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2011	2010	2011	2010
Realized gains	$-	$-	$-	$563
Realized losses	-	-	-	-
Total	$-	$-	$-	$563

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock was $6.4 million at June 30, 2011 and December 31, 2010.  The carrying value of the FRB stock was $1.8 million at June 30, 2011 and December 31, 2010.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there is no available market value, these securities are carried at cost.  Redemption of these investments at par value is at the option of the FHLB or FRB.  Also included in other investment securities are $60,000 of other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes.  The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following as of:

	June 30	December 31,
(Dollars in thousands)	2011	2010

One-to-four family residential real estate	$79,456	$79,631
Construction and land	21,969	23,652
Commercial real estate	94,759	92,124
Commercial loans	55,614	57,286
Agriculture loans	37,907	38,836
Municipal loans	7,515	5,393
Consumer loans	13,975	14,385
Total gross loans	311,195	311,307
Net deferred loan costs and loans in process	354	328
Allowance for loan losses	(4,005)	(4,967)
Loans, net	$307,544	$306,668

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three and six months ended June 30, 2011
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at March 31, 2011	$361	$1,442	$1,311	$710	$359	$115	$84	$4,382
Charge-offs	(1)	(965)	-	(132)	-	-	(24)	(1,122)
Recoveries	2	-	-	4	-	-	39	45
Net charge-offs	1	(965)	-	(128)	-	-	15	(1,077)
Provision for loan losses	(23)	545	171	30	17	(13)	(27)	700
Balance at June 30, 2011	339	1,022	1,482	612	376	102	72	4,005

Balance at December 31, 2010	$395	$1,186	$1,576	$1,173	$399	$99	$139	$4,967
Charge-offs	(104)	(965)	(434)	(590)	(1)	-	(52)	(2,146)
Recoveries	24	-	-	8	1	-	51	84
Net charge-offs	(80)	(965)	(434)	(582)	-	-	(1)	(2,062)
Provision for loan losses	24	801	340	21	(23)	3	(66)	1,100
Balance at June 30, 2011	339	1,022	1,482	612	376	102	72	4,005

Allowance for loan losses:
Individually evaluated for loss	13	70	-	-	-	66	-	149
Collectively evaluated for loss	326	952	1,482	612	376	36	72	3,856
Total	339	1,022	1,482	612	376	102	72	4,005

Loan balances:
Individually evaluated for loss	739	249	21	-	71	775	20	1,875
Collectively evaluated for loss	78,717	21,720	94,738	55,614	37,836	6,740	13,955	309,320
Total	$79,456	$21,969	$94,759	$55,614	$37,907	$7,515	$13,975	$311,195

	Three and six months ended June 30, 2010
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at March 31, 2010	$558	$1,614	$689	$619	$2,445	$26	$86	$6,037
Charge-offs	(14)	(3,313)	-	-	(2,328)	-	(22)	(5,677)
Recoveries	3	-	-	5	-	-	5	13
Net charge-offs	(11)	(3,313)	-	5	(2,328)	-	(17)	(5,664)
Provision for loan losses	(148)	2,866	304	422	454	69	33	4,000
Balance at June 30, 2010	399	1,167	993	1,046	571	95	102	4,373

Balance at December 31, 2009	$625	$1,326	$705	$623	$2,103	$-	$86	$5,468
Charge-offs	(87)	(3,332)	-	(8)	(2,328)	-	(68)	(5,823)
Recoveries	4	-	-	7	-	-	17	28
Net charge-offs	(83)	(3,332)	-	(1)	(2,328)	-	(51)	(5,795)
Provision for loan losses	(143)	3,173	288	424	796	95	67	4,700
Balance at June 30, 2010	399	1,167	993	1,046	571	95	102	4,373

Allowance for loan losses:
Individually evaluated for loss	79	506	87	212	-	66	3	953
Collectively evaluated for loss	320	661	906	834	571	29	99	3,420
Total	399	1,167	993	1,046	571	95	102	4,373

Loan balances:
Individually evaluated for loss	968	1,915	2,346	556	54	871	16	6,726
Collectively evaluated for loss	84,634	27,463	96,491	59,878	42,700	5,111	15,833	332,110
Total	$85,602	$29,378	$98,837	$60,434	$42,754	$5,982	$15,849	$338,836

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing.  Performing loans are considered to have a lower risk of loss.  Non-accrual loans are those which the Company believes have a higher risk of loss.  The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection.  Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful.  There were no loans 90 days delinquent and accruing interest at June 30, 2011 or December 31, 2010.  The following tables present information on the Company’s past due and non-accrual loans by loan class:

	As of June 30, 2011
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$164	$625	$-	$789	$214	$1,003
Construction and land	356	-	-	356	249	605
Commercial real estate	77	-	-	77	21	98
Agriculture loans	-	-	-	-	71	71
Municipal loans	-	-	-	-	232	232
Consumer loans	156	6	-	162	20	182
Total	$753	$631	$-	$1,384	$807	$2,191

Percent of gross loans	0.24%	0.20%	0.00%	0.44%	0.26%	0.70%

	As of December 31, 2010
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$80	$962	$-	$1,042	$523	$1,565
Construction and land	-	56	-	56	1,229	1,285
Commercial real estate	116	-	-	116	1,390	1,506
Commercial loans	-	-	-	-	733	733
Agriculture loans	-	1	-	1	65	66
Municipal loans	-	-	-	-	759	759
Consumer loans	125	34	-	159	118	277
Total	$321	$1,053	$-	$1,374	$4,817	$6,191

Percent of gross loans	0.10%	0.34%	0.00%	0.44%	1.55%	1.99%

The Company’s impaired loans decreased from $5.3 million at December 31, 2010 to $1.9 million at June 30, 2011.  The difference in the Company’s non-accrual loan balance and impaired loan balance at June 30, 2011 was related to a $525,000 one-to-four family residential real estate loan and a $543,000 municipal loan that were classified as troubled debt restructurings during 2010.  Both loans were current and accruing interest at June 30, 2011, but still classified as impaired.  The following tables present information on impaired loans:

(Dollars in thousands)	As of June 30, 2011
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,030	$739	$726	$13	$13	$762	$17
Construction and land	390	249	126	123	70	256	-
Commercial real estate	21	21	21	-	-	22	-
Agriculture loans	71	71	71	-	-	76	-
Municipal loans	775	775	709	131	66	768	27
Consumer loans	20	20	20	-	-	26	-
Total impaired loans	$2,307	$1,875	$1,673	$267	$149	$1,910	$44

(Dollars in thousands)	As of December 31, 2010
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,352	$1,054	$879	$175	$99	$1,366	$9
Construction and land	4,684	1,229	-	1,229	382	3,008	-
Commercial real estate	1,390	1,390	-	1,390	397	1,400	-
Commercial loans	733	733	-	733	503	733	-
Agriculture loans	65	65	65	-	-	70	-
Municipal loans	759	759	628	131	65	759	-
Consumer loans	118	118	118	-	-	74	-
Total impaired loans	$9,101	$5,348	$1,690	$3,658	$1,446	$7,410	$9

At June 30, 2011 and December 31, 2010, the Company had two loan relationships totaling $1.4 million that were classified as troubled debt restructurings.  One of the relationships was an $853,000 real estate loan which was secured by real estate the value of which was deficient based on a recent appraisal.  The relationship was restructured into two 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and to whom the Company granted concessions at renewal.  The value of the real estate supports $531,000 of the loan relationship.  The $531,000 loan was returned to accrual status during 2010 after a payment history was established, while the remainder of the relationship was charged-off.  As of June 30, 2011 the outstanding balance of the loan was $525,000.  A second loan relationship totaling $527,000 to a municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop.  As of June 30, 2011 the outstanding balance of the loan was $543,000.  Both of these loans were current and accruing interest at June 30, 2011 and December 31, 2010, but still classified as impaired.

The Company provides servicing on loans for others with outstanding principal balances of $168.3 million and $168.8 million at June 30, 2011 and December 31, 2010, respectively.  Gross service fee income related to such loans was $107,000 and $89,000 for the quarters ended June 30, 2011 and 2010, respectively, and is included in fees and service charges in the consolidated statements of operations.  Gross service fee income for the six months ended June 30, 2011 and 2010 was $214,000 and $176,000, respectively.

5.	Earnings (Loss) per Share

Basic earnings (loss) per share has been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share includes the effect of all potential common shares outstanding during each period.  The shares used in the calculation of basic and diluted earnings (loss) per share are shown below:

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net earnings (loss)	$722	$(1,047)	$1,700	$96

Weighted average common shares outstanding - basic (1)	2,646,160	2,629,478	2,642,484	2,624,159
Assumed exercise of stock options (1)	620	-	638	2,533
Weighted average common shares outstanding - diluted (1)	2,646,780	2,629,478	2,643,122	2,626,692
Net earnings (loss) per share (1):
Basic	$0.27	$(0.40)	$0.64	$0.04
Diluted	$0.27	$(0.40)	$0.64	$0.04

(1) Share and per share values for the periods ended June 30, 2010 have been adjusted to give effect to the 5% stock dividend paid during December 2010.

The diluted earnings (loss) per share computation for the three months ended June 30, 2011 and 2010 exclude unexercised stock options of 85,583 and 87,785, respectively, because their inclusion would have been anti-dilutive to earnings (loss) per share.  The diluted earnings (loss) per share computation for the six months ended June 30, 2011 and 2010 exclude unexercised stock options of 78,969 and 106,953, respectively.

6.	Stock Compensation Plan

On April 20, 2011, the Company’s Compensation Committee awarded 8,600 shares of restricted common stock and options to acquire 59,131 shares of common stock.  These awards vest ratably over four years.  As a result, all awards available under the Company’s 2001 Stock Incentive Plan have been made.

The fair value of options granted were estimated utilizing the following weighted average assumptions:

	Six months ended June 30,
	2011	2010
Dividend rate	6.33%	N/A
Volatility	23.58%	N/A
Risk-free interest rate	2.15%	N/A
Expected lives	5 years	N/A
Fair value per option at grant date	$1.59	N/A

A summary of option activity during the first six months of 2011 is presented below:

		Weighted	Weighted
(Dollars in thousands, except per share amounts)		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at December 31, 2010	411,714	$20.48	5.4 years	$29
Granted	59,131	$16.25	—	N/A
Exercised	(2,559)	$11.14	—	N/A
Outstanding at June 30, 2011	468,286	$20.00	5.5 years	$10
Exercisable at June 30, 2011	369,533	$20.61	4.7 years	$10
Vested and expected to vest at June 30, 2011	446,237	$20.00	5.5 years	$10

A summary of nonvested option activity during the first six months of 2011 is presented below:

(Dollars in thousands, except per share amounts)		Weighted
		average
		exercise
		price
	Shares	per share
Nonvested options at December 31, 2010	77,679	$19.89
Granted	59,131	$16.25
Vested	(38,057)	$19.95
Nonvested options at June 30, 2011	98,753	$17.69

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Six months ended June 30,
	2011	2010
Intrinsic value of options exercised (on exercise date)	$13	$85
Cash received from options exercised	28	143
Excess tax benefit realized from options exercised	$5	$31

The options that vested during the six months ended June 30, 2011 and 2010 had no fair value at the vest date.  As of June 30, 2011, there was $150,000 of total unrecognized compensation cost related to outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
Remainder of 2011	$45
2012	49
2013	25
2014	23
2015	8
Total	$150

The value of the 8,600 shares of restricted common stock awarded was based on a stock price of $16.25.  These awards vest ratably over four years.  As of June 30, 2011, there was $134,000 of total unrecognized compensation cost related to outstanding unvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
Remainder of 2011	$17
2012	35
2013	35
2014	35
2015	12
Total	$134

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

Fair value estimates of the Company’s financial instruments as of June 30, 2011 and December 31, 2010, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)
	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Investment securities:
Available-for-sale	$185,754	$185,754	$167,689	$167,689
Other securities	8,214	8,214	8,183	8,183
Loans, net	307,544	308,312	306,668	308,014
Loans held for sale	8,266	8,464	12,576	12,576
Mortgage servicing rights	1,022	2,248	1,060	2,787
Accrued interest receivable	2,628	2,628	2,649	2,649

Financial liabilities:
Non-maturity deposits	$270,707	$270,707	$252,867	$252,867
Time deposits	177,730	179,244	178,447	180,084
FHLB borrowings	39,581	42,513	44,300	46,600
Other borrowings	25,217	22,809	26,001	22,590
Derivative financial instruments	43	43	68	68
Accrued interest payable	582	582	675	675

Methods and Assumptions Utilized

The Company’s investment securities classified as available-for-sale include U.S. federal agency securities, municipal obligations, mortgage-backed securities, pooled trust preferred securities, certificates of deposits and common stocks.  Quoted exchange prices are available for the Company’s common stock investments, which are classified as Level 1.  U.S. federal agency securities and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2.  Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.  These model and matrix measurements are classified as Level 2 in the fair value hierarchy.  The Company’s investments in FDIC-insured, fixed-rate certificates of deposits are valued using a net present value model that discounts the future cash flows at the current market rates and are classified as Level 2.

The Company classifies the fair value of its pooled trust preferred securities as Level 3.  The portfolio consists of three investments in pooled trust preferred securities issued by various financial companies, one of which had no value at June 30, 2011.  These securities are valued based on a matrix pricing in which the securities are benchmarked against single issuer trust preferred securities based on credit rating.  The pooled trust preferred market is inactive; therefore single issuer trading is used as the benchmark, with additional adjustments made for credit and liquidity risk.

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

The carrying amount of accrued interest receivable and payable is considered to approximate fair value.

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

Valuation methods for instruments measured at fair value on a recurring basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2011
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$18,382	$-	$18,382	$-
Municipal obligations, tax exempt	66,566	-	66,566	-
Municipal obligations, taxable	7,025	-	7,025	-
Mortgage-backed securities	85,705	-	85,705	-
Common stocks	856	856	-	-
Pooled trust preferred securities	470	-	-	470
Certificates of deposit	6,750	-	6,750	-
Liabilities:
Derivative financial instruments	$43	$-	$-	$43

(Dollars in thousands)		As of December 31, 2010
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$22,187	$-	$22,187	$-
Municipal obligations, tax exempt	65,287	-	65,287	-
Municipal obligations, taxable	4,188	-	4,188	-
Mortgage-backed securities	60,804	-	60,804	-
Common stocks	828	828	-	-
Pooled trust preferred securities	236	-	-	236
Certificates of deposit	14,159	-	14,159	-
Liabilities:
Derivative financial instruments	$68	$-	$-	$68

The following table reconciles the changes in the Company’s Level 3 financial instruments during the first six months of 2011:

(Dollars in thousands)		Derivative
	Available-for	financial
	sale-securities	instruments
Level 3 asset (liability) fair value at December 31, 2010	$236	$(68)
Payments applied to reduce carrying value	(8)	-
Total gains:
Included in earnings	-	25
Included in other comprehensive income	242	-
Level 3 asset (liability) fair value at June 30, 2011	$470	$(43)

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

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable, the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $1.9 million at June 30, 2011 and $5.3 million at December 31, 2010, with allocated allowances of $149,000 and $1.4 million, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis June 30, 2011 and December 31, 2010 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2011
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$1,726	$-	$-	$1,726	$(10)
Loans held for sale	8,464	-	8,464	-	-
Mortgage servicing rights	2,248	-	-	2,248	-
Real estate owned	$2,747	$-	$-	$2,747	$-

(Dollars in thousands)		As of December 31 ,2010
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$3,902	$-	$-	$3,092	$(1,146)
Loans held for sale	12,576	-	12,576	-	(49)
Mortgage servicing rights	2,787	-	-	2,787	-
Real estate owned	$3,194	$-	$-	$3,194	$(367)

8.	Impact of Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The new guidance is effective for interim and annual periods beginning after July 1, 2011, and applies retrospectively to restructurings occurring on or after June 15, 2011.  Adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The amendments in ASU No. 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011.  Adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The new guidance is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.  As of June 30, 2011, the Company has presented its financial statements in compliance ASU No. 2011-05.

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

Landmark National Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with FHLB borrowings and funds from operations, to originate commercial real estate and non-real estate loans, as well as one-to-four family residential mortgage loans.  Landmark National Bank also originates small business, multi-family residential mortgage, home equity and consumer loans.  Our strategy is focused on generating quality loan and deposit relationships and we are committed to providing total banking services to all of our customers.  Although not our primary business function, we also invest in certain investment and mortgage-backed securities using deposits and other borrowings as funding sources.

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  While net interest income has remained relatively flat for the past three years, our results have been affected by certain non-interest related items, including heightened provisions for loan losses.  Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities.  Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, advertising, federal deposit insurance costs, data processing expenses and provision for loan losses.

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

Summary of Results.  During the second quarter of 2011, we recorded net earnings of $722,000 as compared to a net loss of $1.0 million in the same period of 2010.  The increase in net earnings was primarily the result of a $3.3 million decline in our provision for loan losses.  Our provision for loan losses declined from $4.0 million during the second quarter of 2010 to $700,000 during the second quarter of 2011.

During the first six months of 2011, we recorded net earnings of $1.7 million as compared to net earnings of $96,000 in the same period of 2010.  The increase in net earnings was primarily the result of a $3.6 million decline in our provision for loan losses.  Our provision for loan losses declined from $4.7 million during the first six months of 2010 to $1.1 million during the first six months of 2011.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, expcept per share amounts)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net earnings (loss):
Net earnings (loss)	$722	$(1,047)	$1,700	$96
Basic earnings (loss) per share (1)	$0.27	$(0.40)	$0.64	$0.04
Diluted earnings (loss) per share (1)	$0.27	$(0.40)	$0.64	$0.04
Earnings ratios:
Return on average assets (2)	0.50%	(0.72)%	0.60%	0.03%
Return on average equity (2)	5.22%	(7.63)%	6.25%	0.35%
Equity to total assets	9.75%	9.32%	9.75%	9.32%
Net interest margin (2) (3)	3.81%	3.79%	3.81%	3.80%
Dividend payout ratio	70.37%	NM	59.38%	NM

(1) Per share values for the periods ending June 30, 2010 have been adjusted to give effect to the 5% stock dividend paid during December 2010.
(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the quarter ended June 30, 2011, decreased $512,000 to $5.7 million, a decline of 8.2% as compared to the same period of 2010.  Interest income on loans decreased $520,000, or 10.6%, to $4.4 million for the quarter ended June 30, 2011, due primarily to lower average outstanding loan balances and to a lesser extent lower tax equivalent yields earned on loans.  Average loan balances for the second quarter of 2011 decreased to $316.3 million from $349.4 million for the second quarter of 2010 while the average tax equivalent yield decreased to 5.62% from 5.67% in the same periods, respectively.  Interest income on investment securities increased $8,000, or 0.6%, to $1.3 million for the second quarter of 2011, as compared to the same period of 2010.  The increase in interest income on investment securities was due to higher average balances of investment securities, which increased from $170.0 million during the second quarter of 2010 to $196.1 million during the second quarter of 2011.  Partially offsetting the increase in average balances was a decline in the yield on our investment portfolio, as our tax equivalent yield on investment securities declined from 3.80% during the second quarter of 2010 to 3.29% during the second quarter of 2011.  The yields on our investments securities declined as we purchased new investments securities, and reinvested the maturities and prepayments into investment securities, with lower average yields.

Interest income for the six months ended June 30, 2011, decreased $1.2 million to $11.3 million, a decline of 9.9% as compared to the same period of 2010.  Interest income on loans decreased $1.0 million, or 10.6%, to $8.7 million for the six months ended June 30, 2011, due primarily to lower average outstanding loan balances and to a lesser extent lower tax equivalent yields earned on loans.  Average loan balances for the first six months of 2011 decreased to $313.4 million from $348.5 million for the same period of 2010 while the average tax equivalent yield decreased to 5.68% from 5.70% in the same periods, respectively.  Interest income on investment securities decreased $210,000, or 7.7%, to $2.5 million for the six months ended June 30, 2011, as compared to the same period of 2010.  The decrease in interest income on investment securities was due to a decline in the yield on our investment portfolio, as our tax equivalent yield on investment securities declined from 3.90% during the first six months of 2010 to 3.28% during the first six months of 2011.  Partially offsetting the lower yields were higher average balances of investment securities, which increased from $172.5 million during the first six months of 2010 to $191.1 million during the first six months of 2011.

Interest Expense.  Interest expense during the quarter ended June 30, 2011 decreased $475,000, or 28.8%, to $1.2 million as compared to the same period of 2010.  For the second quarter of 2011, interest expense on interest-bearing deposits decreased $265,000, or 27.4%, to $703,000 as a result of lower rates on deposit balances, consisting of lower rates for our maturing certificates of deposit and lower rates on money market and NOW accounts.  Our total cost of deposits declined from 1.02% during the second quarter of 2010 to 0.74% during the same period of 2011.  Our average deposit balances increased slightly from $381.0 million for the second quarter of 2010 to $381.4 million for the second quarter of 2011.  For the second quarter of 2011, interest expense on borrowings decreased $210,000, or 30.9%, to $469,000 due to lower outstanding balances on our borrowings and also to lower average costs of borrowings.  Our average outstanding borrowings declined from $87.1 million in the second quarter of 2010 to $75.8 million in the same period of 2011, while our cost of borrowings decreased from 3.13% to 2.48% in the respective periods.

Interest expense during the six months ended June 30, 2011 decreased $952,000, or 28.2%, to $2.4 million as compared to the same period of 2010.  For the first six months of 2011, interest expense on interest-bearing deposits decreased $544,000, or 27.1%, to $1.5 million as a result of lower rates on deposit balances.  Our total cost of deposits declined from 1.05% during the first six months of 2010 to 0.77% during the same period of 2011.  Our average deposit balances decreased slightly from $384.1 million for the first six months of 2010 to $383.6 million for the same period of 2011.  For the first six months of 2011, interest expense on borrowings decreased $408,000, or 29.9%, to $956,000 due to lower outstanding balances on our borrowings and also to lower average costs of borrowings.  Our average outstanding borrowings declined from $84.7 million in the first six months of 2010 to $69.4 million in the same period of 2011, while our cost of borrowings decreased from 3.25% to 2.78% in the respective periods.

Net Interest Income.  Net interest income declined $37,000, or 0.8%, for the second quarter of 2011 to $4.5 million compared to the same period of 2010.  Our net interest margin, on a tax equivalent basis, increased to 3.81% during the second quarter of 2011 compared to 3.79% during the same period of 2010.  During the first six months of 2011, net interest income decreased $291,000, or 3.2%, to $8.8 million compared to the same period of 2010.  Our net interest margin, on a tax equivalent basis, increased slightly to 3.81% during the first six months of 2011 compared to 3.80% during the same period of 2010.

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

Our provision for loan losses for the quarter ended June 30, 2011 was $700,000, compared to a provision of $4.0 million during the same period of 2010.  During the six months ended June 30, 2011 our provision for loan losses totaled $1.1 million compared to $4.7 million for the same period of 2010.  The provision for loan losses declined during 2011, as compared to 2010, due to improvements in our asset quality, as evidenced by our lower levels of non-performing loans and decreased loan charge-offs.  During the second quarter of 2011 we had net loan charge-offs of $1.1 million compared to $5.7 million during the same period of 2010.  During the first six months of 2011 we had net loan charge-offs of $2.1 compared $5.8 million during the same period of 2010.  The net loan charge-offs in 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan.  During the second quarter of 2010 we charged the loan down $3.3 million due to the decline in value of the collateral.  Although legal efforts to collect payment from the guarantor continue, we charged-off the remaining $1.0 million balance on this loan during the second quarter of 2011 due to additional delays associated with the litigation.  Also during the second quarter of 2010, we charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting our collection attempts.  The remaining loan charge-offs during 2011 were principally associated with a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which was charged down to estimated fair value after we acquired ownership of the property securing the loans during the first quarter of 2011.  The commercial real estate property was sold during the first quarter of 2011 without incurring any further losses.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Total non-interest income was $2.1 million for the second quarter of 2011, a decrease of $168,000, or 7.4%, from the same period in 2010.  The decrease in non-interest income was primarily attributable to a $430,000 decline in gains on sales of loans as the volume of residential real estate loans that were sold in the secondary market was lower in the second quarter of 2011, as compared to the same period of 2010.  Partially offsetting the decline in gains on sales of loans were increases of $154,000 in other non-interest income, $82,000 in fees and service charges and $26,000 in bank owned life insurance income.  Other non-interest income increased primarily as a result of gains on sales of other real estate.  Our fees and service charges increased as a result of a higher volume of fees and service charges received on our deposit accounts and increased servicing fee income related to the residential real loans that were sold with servicing retained.  During 2010, we introduced a rewards program for our deposit customers that promoted debit card usage and other customer activity which generated additional non-interest income.  We anticipate our rewards program will offset some of the reductions in future non-interest income projected as a result of recent changes in debit card and overdraft regulations.  Our bank owned life insurance income increased year over year as a result of purchasing $2.5 million in additional life insurance policies in January 2011.

Total non-interest income was $4.1 million for the first six months of 2011, an increase of $104,000, or 2.6%, from the same period in 2010.  The increase in non-interest income resulted from increases of $214,000 in fees and service charges, $166,000 in other non-interest income and $46,000 in bank owned life insurance income.  Our fees and service charges increased as a result of a higher volume of fees and service charges received on our deposit accounts and increased servicing fee income.  Other non-interest income increased primarily as a result of gains on sales of other real estate.  Our bank owned life insurance income increased as a result of purchasing $2.5 million in additional life insurance policies in January 2011.  Partially offsetting those increases was a decline of $322,000 in gains on sales of loans as our volume of residential real estate loans that were sold in the secondary market was lower in the first six months of 2011, as compared to the same period of 2010.

Investment Securities Gains (Losses).  We did not record any investment securities gains or losses during the second quarter or the first six months of 2011.  During the second quarter of 2010, we recognized a credit-related other-than-temporary impairment loss of $140,000 on a $500,000 par investment in a pooled trust preferred security.  The investment experienced increased levels of deferrals and defaults during the second quarter of 2010 which exceeded our expectations.  During the first quarter of 2010, we realized $563,000 of gains on sales of investment securities resulting from the sale of $10.1 million of high-quality mortgage-backed investment securities, as we capitalized on what we believed to be premium pricing that existed in the markets for these types of securities at the time.

Non-interest Expense.  Non-interest expense increased $455,000, or 9.5%, to $5.2 million for the second quarter of 2011 as compared to the same period of 2010.  The increase in non-interest expense was the result of a $560,000 increase in professional fees, primarily related to engaging consultants to help us review our internal processes and procedures to identify additional opportunities to improve financial performance.

For the first six months of 2011, non-interest expense increased $478,000, or 5.0%, to $10.1 million as compared to the same period of 2010.  The increase in non-interest expense was the result of a $711,000 increase in professional fees, primarily related to engaging consultants as described above.  Offsetting the higher professional fees was a reduction of $147,000 in foreclosure and real estate owned expense, which was elevated in the first six months of 2010 compared to historical levels.

 Income Tax Expense.  During the second quarter of 2011, we recorded an income tax benefit of $6,000 as compared to an income tax benefit of $1.0 million during the same period of 2010.  The increase in our effective tax rate was primarily from an increase in taxable income as a percentage of earnings before income taxes.

During the six months ended June 30, 2011, we recorded income tax expense of $136,000, or an effective tax rate of 7.4%, as compared to an income tax benefit of $772,000 in the same period of 2010.  The increase in our effective tax rate was primarily from an increase in taxable income as a percentage of earnings before income taxes.

Financial Condition.  Our asset quality and performance have been generally affected by the historically depressed economy, difficult credit markets, depressed residential and commercial real estate values, depressed consumer confidence, heightened unemployment and decreased consumer spending.  Even though the geographic markets in which the Company operates have been impacted by the economic slowdown in recent years, the effect has not been as severe as those experienced in some areas of the U.S.  In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate.  Outside of the identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities.  Total assets increased to $577.4 million at June 30, 2011, compared to $561.5 million at December 31, 2010.  Net loans, excluding loans held for sale, increased to $307.5 million at June 30, 2011 from $306.7 million at December 31, 2010.  The $876,000 increase in net loans was primarily the result of higher outstanding loans balances of commercial real estate and municipal loans.  Partially offsetting those increases were lower balances in our other loan portfolio classes.  The decline in these loan balances is the result of multiple factors, including reduced loan demand from our customers.  The decline in our one-to-four family residential real estate loan portfolio is primarily due to normal runoff related to principal payments and prepayments.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  These loans are typically sold soon after the loan closing.  During 2011, we began retaining some of our newly originated one-to-four family residential real estate loans.  While we do not intend to increase our one-to-four family residential real estate loan portfolio, we are slowing the runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations will still be sold.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity.  This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses.  At June 30, 2011, our allowance for loan losses totaled $4.0 million, or 1.29% of gross loans outstanding, as compared to $5.0 million, or 1.60% of gross loans outstanding, at December 31, 2010.  Our provision for loan losses during the second quarter of 2011, was $700,000, compared to a provision of $4.0 million during the second quarter of 2010.  During the first six months of 2011 our provision for loan losses was $1.1 million compared to $4.7 million during the same period of 2010.  The provision for loan losses declined during the second quarter and first half of 2011, as compared to the same periods of 2010, due to improvements in our asset quality as demonstrated through lower levels of non-performing loans and reduced charge-offs.

Loans past due 30-89 days and still accruing interest totaled $1.4 million, or 0.44% of gross loans, at both June 30, 2011, and December 31, 2010.  At June 30, 2011, $807,000 in loans were on non-accrual status, or 0.26% of gross loans, compared to a balance of $4.8 million, or 1.55% of gross loans, at December 31, 2010.  Non-accrual loans consist of loans 90 or more days past due and impaired loans that are not past due.  There were no loans 90 days delinquent and still accruing interest at June 30, 2011 or December 31, 2010.  Our impaired loans totaled $1.9 million at June 30, 2011 compared to $5.3 million at December 31, 2010.  The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2011 and December 31, 2010 was related to a one-to-four family residential real estate loan and a municipal loan that were classified as troubled debt restructurings during 2010.  Both loans were current and accruing interest at June 30, 2011 and December 31, 2010, but still classified as impaired.  During the second quarter of 2011, we had net loan charge-offs of $1.1 million compared to $5.7 million during the same period of 2010.  During the first six months of 2011, we had net loan charge-offs of $2.1 million compared $5.8 million during the same period of 2010.

At June 30, 2011 and December 31, 2010, the Company had two loan relationships totaling $1.4 million that were classified as troubled debt restructurings.  One of the relationships was an $853,000 real estate loan secured by real estate the value of which was deficient based on a recent appraisal.  The relationship was restructured into two 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and to whom we granted concessions at renewal.  The value of the real estate supports $531,000 of the loan relationship.  The $531,000 loan was returned to accrual status during 2010 after a payment history was established, while the remainder of the relationship was charged-off.  As of June 30, 2011, the outstanding balance of the loan was $525,000.  A second loan relationship totaling $527,000 to a municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop.  As of June 30, 2011, the outstanding balance of the loan was $543,000.  Both of these loans were current and accruing interest at June 30, 2011 and December 31, 2010, but still classified as impaired.

As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction relationships.  We are aggressively working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio.  At June 30, 2011, we had $2.7 million of real estate owned as compared to $3.2 million at December 31, 2010.  Real estate owned primarily consists of a residential subdivision development we took possession of after the development slowed and the borrower was unable to comply with the contractual terms of the loan, a commercial real estate building resulting from a loan settlement and a few residential real estate properties.  The Company is currently marketing all of the properties in real estate owned.

Many financial institutions, including us, experienced an increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of the economic slowdown.  We believe that our allowance for loan losses at June 30, 2011, was appropriate; however, there can be no assurances that losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.  Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.  Total deposits increased $17.1 million to $448.4 million at June 30, 2011, from $431.3 million at December 31, 2010.  The increase in deposits was primarily related to seasonal fluctuations, as well as an increase in our public fund certificate of deposit balances.  The public fund customers in our markets generally use competitive bidding to award certificates of deposits to local financial institutions.  Total borrowings decreased $5.5 million to $64.8 million at June 30, 2011, from $70.3 million at December 31, 2010.  The decrease in borrowings resulted primarily from reducing our FHLB line of credit borrowings with the funds from the increased deposit balances.

Non-interest-bearing deposits at June 30, 2011 were $57.5 million, or 12.8% of deposits, compared to $52.7 million, or 12.2%, at December 31, 2010.  Money market and NOW deposit accounts were 39.5% of our deposit portfolio and totaled $176.9 million at June 30, 2011, compared to $167.8 million, or 38.9%, at December 31, 2010.  Savings accounts increased to $36.4 million, or 8.1% of deposits, at June 30, 2011, from $32.4 million, or 7.5%, at December 31, 2010.  Certificates of deposit decreased to $177.7 million, or 39.6% of deposits, at June 30, 2011, from $178.4 million, or 41.4%, at December 31, 2010.

Certificates of deposit at June 30, 2011, which are scheduled to mature in one year or less, totaled $116.6 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows.  During the six months ended June 30, 2011, our cash and cash equivalents increased by $907,000.  Our operating activities provided net cash of $10.0 million during the first six months of 2011.  Our investing activities used net cash of $19.7 million during the first six months of 2011 as we purchased investment securities with our excess liquidity.  Our financing activities provided net cash of $10.6 million during the first six months of 2011, primarily from the increased deposits which were used to purchase investment securities and reduce our borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $196.4 million at June 30, 2011 and $177.4 million at December 31, 2010.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities.  At June 30, 2011, we had outstanding FHLB advances of $35.8 million and $3.8 million of borrowings against our line of credit with the FHLB.  At June 30, 2011, we had collateral pledged to the FHLB that would allow us to borrow an additional $60.7 million subject to FHLB credit requirements and policies.  At June 30, 2011, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $13.2 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $59.7 million at June 30, 2011, against which we had no outstanding borrowings at that time.  We had other borrowings of $25.2 million at June 30, 2011, which included $16.5 million of subordinated debentures and $4.2 million in repurchase agreements.  The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 4, 2011, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.25%.  This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2011.  The outstanding balance on the line of credit at June 30, 2011 was $4.5 million, which was included in other borrowings.

Off Balance Sheet Arrangements.  As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.0 million at June 30, 2011.

At June 30, 2011, we had outstanding loan commitments, excluding standby letters of credit, of $53.5 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital.  Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements.  Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.”  As of June 30, 2011 and December 31, 2010, both the Company and the Landmark National Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action.  Management believes that as of June 30, 2011, the Company and the Landmark National Bank met all capital adequacy requirements to which we are subject.  The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2011 and December 31, 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Leverage	$53,558	9.45%	$22,664	4.00%	$28,330	5.00%
Tier 1 Capital	$53,558	14.46%	$14,816	4.00%	$22,224	6.00%
Total Risk Based Capital	$60,505	16.33%	$29,633	8.00%	$37,041	10.00%

As of December 31, 2010
Leverage	$55,258	10.00%	$22,094	4.00%	$27,617	5.00%
Tier 1 Capital	$55,258	15.01%	$14,722	4.00%	$22,083	6.00%
Total Risk Based Capital	$59,925	16.28%	$29,445	8.00%	$36,806	10.00%

The following is a comparison of the Landmark National Bank’s regulatory capital to minimum capital requirements at June 30, 2011 and December 31, 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Leverage	$59,454	10.53%	$22,588	4.00%	$28,234	5.00%
Tier 1 Capital	$59,454	16.12%	$14,755	4.00%	$22,132	6.00%
Total Risk Based Capital	$63,597	17.24%	$29,510	8.00%	$36,887	10.00%

As of December 31, 2010
Leverage	$57,798	10.50%	$22,024	4.00%	$27,530	5.00%
Tier 1 Capital	$57,798	15.77%	$14,660	4.00%	$21,990	6.00%
Total Risk Based Capital	$62,384	17.02%	$29,320	8.00%	$36,650	10.00%

Dividends.  During the quarter ended June 30, 2011, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2011.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval.  Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.  As of June 30, 2011, approximately $2.3 million was available to be paid as dividends to the Company by Landmark National Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	June 30, 2011			June 30, 2010
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$196,096	$1,611	3.29%	$170,043	$1,609	3.80%
Loans receivable, net (2)	316,325	4,432	5.62%	349,442	4,943	5.67%
Total interest-earning assets	512,421	6,043	4.73%	519,485	6,552	5.06%
Non-interest-earning assets	67,550			66,447
Total	$579,971			$585,932

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$173,609	$595	1.37%	$188,636	$835	1.78%
Money market and NOW accounts	171,684	95	0.22%	160,575	117	0.29%
Savings accounts	36,089	13	0.14%	31,754	16	0.20%
Total deposits	381,382	703	0.74%	380,965	968	1.02%
FHLB advances and other borrowings	75,845	469	2.48%	87,066	679	3.13%
Total interest-bearing liabilities	457,227	1,172	1.03%	468,031	1,647	1.41%
Non-interest-bearing liabilities	67,291			62,895
Stockholders' equity	55,453			55,006
Total	$579,971			$585,932

Interest rate spread (3)			3.70%			3.65%
Net interest margin (4)		$4,871	3.81%		$4,905	3.79%
Tax equivalent interest - imputed		336			333
Net interest income		$4,535			$4,572

Ratio of average interest-earning assets to average interest-bearing liabilities			112.1%		111.0%

(1)
Income on investment securities includes all securities, including interest-bearing deposits in other financial institutions.  Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.

(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2011			June 30, 2010
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities (1)	$191,124	$3,108	3.28%	$172,508	$3,333	3.90%
Loans receivable, net (2)	313,435	8,832	5.68%	348,476	9,852	5.70%
Total interest-earning assets	504,559	11,940	4.77%	520,984	13,185	5.10%
Non-interest-earning assets	68,397			65,740
Total	$572,956			$586,724

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$174,926	$1,240	1.43%	$190,252	$1,726	1.83%
Money market and NOW accounts	173,629	197	0.23%	162,674	246	0.30%
Savings accounts	35,024	26	0.15%	31,130	35	0.23%
Total deposits	383,579	1,463	0.77%	384,056	2,007	1.05%
FHLB advances and other borrowings	69,401	956	2.78%	84,707	1,364	3.25%
Total interest-bearing liabilities	452,980	2,419	1.08%	468,763	3,371	1.45%
Non-interest-bearing liabilities	65,148			63,192
Stockholders' equity	54,828			54,769
Total	$572,956			$586,724

Interest rate spread (3)			3.69%			3.65%
Net interest margin (4)		$9,521	3.81%		$9,814	3.80%
Tax equivalent interest - imputed		672			674
Net interest income		$8,849			$9,140

Ratio of average interest-earning assets to average interest-bearing liabilities			111.4%		111.1%

(1)
Income on investment securities includes all securities, including interest-bearing deposits in other financial institutions.  Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.

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

	Three months ended June 30,			Six months ended June 30,
	2011 vs 2010			2011 vs 2010
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Investment securities	$16	$(14)	$2	$476	$(701)	$(225)
Loans	(467)	(44)	(511)	(986)	(34)	(1,020)
Total	(451)	(58)	(509)	(510)	(735)	(1,245)
Interest expense:
Deposits	1	(266)	(265)	(3)	(541)	(544)
Other borrowings	(80)	(130)	(210)	(227)	(181)	(408)
Total	(79)	(396)	(475)	(230)	(722)	(952)
Net interest income	$(372)	$338	$(34)	$(280)	$(13)	$(293)

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2011, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$561	3.0%
100 basis point rising	$328	1.8%
100 basis point falling	$ (876)	(4.7)%

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

•
The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters, including the Dodd-Frank Act and the rules and regulations promulgated thereunder, and the effects of increases in FDIC premiums.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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
Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and June 30, 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; (v) Consolidated Statements of Equity for the six months ended June 30, 2011 and June 30, 2010; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text*

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 10, 2011	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: August 10, 2011	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer