Form 10-Q
period 2011-09-30
LANDMARK BANCORP INC
filed 2011-11-10
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date: as of November 9, 2011, the Issuer had outstanding 2,648,050 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents

PART I

Page Number

Item 1.	Financial Statements	2 - 22
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23 – 33
Item 3.	Quantitative and Qualitative Disclosures about
	Market Risk	33 – 34
Item 4.	Controls and Procedures	35

PART II

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	[Removed and Reserved]	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

Form 10-Q Signature Page		37

ITEM 1.  FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$15,167	$9,735
Investment securities:
Available-for-sale, at fair value	185,004	167,689
Other securities	8,230	8,183
Loans, net	307,059	306,668
Loans held for sale	8,590	12,576
Premises and equipment, net	14,807	15,225
Real estate owned	2,749	3,194
Bank owned life insurance	16,015	13,080
Goodwill	12,894	12,894
Other intangible assets, net	1,875	2,233
Accrued interest and other assets	7,818	10,029
Total assets	$580,208	$561,506

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$60,157	$52,683
Money market and NOW	171,356	167,815
Savings	36,517	32,369
Time, $100,000 and greater	64,108	49,390
Time, other	119,091	129,057
Total deposits	451,229	431,314

Federal Home Loan Bank borrowings	35,772	44,300
Other borrowings	27,238	26,001
Accrued interest, taxes, and other liabilities	7,949	6,074
Total liabilities	522,188	507,689

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,648,050 and 2,636,891
shares issued at September 30, 2011 and December 31, 2010, respectively	26	26
Additional paid-in capital	27,211	27,102
Retained earnings	27,449	25,767
Accumulated other comprehensive income	3,334	922
Total stockholders’ equity	58,020	53,817

Total liabilities and stockholders’ equity	$580,208	$561,506

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans:
Taxable	$4,296	$4,764	$12,871	$14,398
Tax-exempt	78	61	250	207
Investment securities:
Taxable	712	606	2,035	2,087
Tax-exempt	605	606	1,800	1,854
Other	-	2	3	4
Total interest income	5,691	6,039	16,959	18,550
Interest expense:
Deposits	669	916	2,132	2,923
Borrowings	471	654	1,427	2,018
Total interest expense	1,140	1,570	3,559	4,941
Net interest income	4,551	4,469	13,400	13,609
Provision for loan losses	500	500	1,600	5,200
Net interest income after provision for loan losses	4,051	3,969	11,800	8,409
Non-interest income:
Fees and service charges	1,271	1,330	3,625	3,470
Gains on sales of loans, net	841	833	1,923	2,237
Bank owned life insurance	149	124	443	372
Other	120	101	535	350
Total non-interest income	2,381	2,388	6,526	6,429
Investment securities gains (losses):
Net impairment losses	(19)	(251)	(19)	(391)
Gains on sales of investment securities	186	-	186	563
Investment securities gains (losses), net	167	(251)	167	172
Non-interest expense:
Compensation and benefits	2,338	2,358	7,009	6,997
Occupancy and equipment	755	731	2,183	2,123
Professional fees	159	113	1,190	433
Data processing	187	208	564	640
Amortization of intangibles	190	208	551	569
Advertising	128	137	425	374
Federal deposit insurance premiums	75	180	367	542
Foreclosure and real estate owned expense	20	67	84	278
Other	821	760	2,358	2,386
Total non-interest expense	4,673	4,762	14,731	14,342
Earnings before income taxes	1,926	1,344	3,762	668
Income tax expense (benefit)	437	241	573	(531)
Net earnings	$1,489	$1,103	$3,189	$1,199
Earnings per share:
Basic	$0.56	$0.42	$1.21	$0.46
Diluted	$0.56	$0.42	$1.21	$0.46
Dividends per share	$0.19	$0.18	$0.57	$0.54

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net earnings	$1,489	$1,103	$3,189	$1,199

Unrealized holding (losses) gains on available-for-sale
securities for which a portion of an other-than-
temporary impairment has been recorded in earnings	(37)	(42)	205	(32)
Net unrealized holding gains on all other
available-for-sale securities	1,326	1,030	3,794	2,120
Less reclassification adjustment for (gains) losses
included in earnings	(167)	251	(167)	(172)
Net unrealized gains	1,122	1,239	3,832	1,916
Income tax expense	418	461	1,420	710
Total comprehensive income	$2,193	$1,881	$5,601	$2,405

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(Dollars in thousands)	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$3,189	$1,199
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	1,600	5,200
Provision for valuation allowance on real estate owned	27	-
Amortization of intangibles	551	569
Depreciation	669	730
Stock-based compensation	76	82
Deferred income taxes	(347)	(606)
Net gains on investment securities	(167)	(172)
Net gains on sales of premises and equipment and real estate owned	(166)	(27)
Net gains on sales of loans	(1,923)	(2,237)
Proceeds from sales of loans	90,209	109,986
Origination of loans held for sale	(84,300)	(113,208)
Changes in assets and liabilities:
Accrued interest and other assets	640	705
Accrued expenses, taxes, and other liabilities	1,700	(2,947)
Net cash provided by (used in) operating activities	11,758	(726)
Cash flows from investing activities:
Net (increase) decrease in loans	(3,051)	10,457
Maturities and prepayments of investment securities	40,913	27,360
Purchases of investment securities	(59,643)	(30,993)
Proceeds from sales of investment securities	4,740	10,097
Purchase of bank owned life insurance	(2,500)	-
Proceeds from sales of real estate owned	2,317	1,036
Purchases of premises and equipment, net	(252)	(164)
Net cash (used in) provided by investing activities	(17,476)	17,793
Cash flows from financing activities:
Net increase (decrease) in deposits	19,915	(2,428)
Federal Home Loan Bank advance repayments	(28)	(15,028)
Change in Federal Home Loan Bank line of credit, net	(8,500)	600
Proceeds from other borrowings	1,237	1,705
Proceeds from issuance of common stock under stock option plans	28	143
Excess tax benefit related to stock option plans	5	31
Payment of dividends	(1,507)	(1,427)
Net cash provided by (used in) financing activities	11,150	(16,404)
Net increase in cash and cash equivalents	5,432	663
Cash and cash equivalents at beginning of period	9,735	12,379
Cash and cash equivalents at end of period	$15,167	$13,042

Supplemental disclosure of cash flow information:
Cash (refunds) payments for income taxes	$(445)	$942
Cash paid for interest	3,666	5,192

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	1,221	3,973

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance at December 31, 2010	$26	$27,102	$25,767	$922	$53,817
Net earnings	-	-	3,189	-	3,189
Change in fair value of investment
securities available-for-sale, net of tax	-	-	-	2,412	2,412
Dividends paid ($0.57 per share)	-	-	(1,507)	-	(1,507)
Stock-based compensation	-	76	-	-	76
Exercise of stock options, 2,559 shares,
including excess tax benefit of $5	-	33	-	-	33
Balance at September 30, 2011	$26	$27,211	$27,449	$3,334	$58,020

Balance at December 31, 2009	$25	$24,844	$27,523	$1,503	$53,895
Net earnings	-	-	1,199	-	1,199
Change in fair value of investment
securities available-for-sale, net of tax	-	-	-	1,206	1,206
Dividends paid ($0.54 per share)	-	-	(1,427)	-	(1,427)
Stock-based compensation	-	82	-	-	82
Exercise of stock options, 14,486 shares,
including excess tax benefit of $31	-	174	-	-	174
Balance at September 30, 2010	$25	$25,100	$27,295	$2,709	$55,129

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2010, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The results of the interim period ended September 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.  The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company’s annual impairment test as of December 31, 2010 concluded that its goodwill was not impaired, however the Company can make no assurances that future impairment tests will not result in goodwill impairments.  The Company concluded there were no triggering events during the first nine months of 2011 that required an interim goodwill impairment test.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of September 30, 2011
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Core deposit intangible assets	$4,665	$(3,807)	$858
Mortgage servicing rights	1,980	(963)	1,017
Total other intangible assets	$6,645	$(4,770)	$1,875

(Dollars in thousands)	As of December 31, 2010
	Gross Carrying Amount	Accumulated amortization	Net Carrying Amount
Core deposit intangible assets	$5,445	$(4,272)	$1,173
Mortgage servicing rights	1,880	(820)	1,060
Total other intangible assets	$7,325	$(5,092)	$2,233

Aggregate core deposit and mortgage servicing rights amortization expense was $190,000 and $208,000 for the third quarter of 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, aggregate amortization expense was $551,000 and $569,000, respectively.  The following sets forth estimated amortization expense for other intangible assets for the remainder of 2011 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2011	$173
2012	629
2013	545
2014	453
2015	68
Thereafter	7
Total	$1,875

3.           Investments

A summary of investment securities available-for-sale is as follows:

	As of September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$13,175	$63	$-	$13,238
Municipal obligations, tax exempt	63,895	3,566	-	67,461
Municipal obligations, taxable	10,224	166	(14)	10,376
Mortgage-backed securities	82,928	2,127	(8)	85,047
Common stocks	674	159	(86)	747
Pooled trust preferred securities	1,109	-	(684)	425
Certificates of deposit	7,710	-	-	7,710
Total	$179,715	$6,081	$(792)	$185,004

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$22,060	$147	$(20)	$22,187
Municipal obligations, tax exempt	63,725	1,907	(345)	65,287
Municipal obligations, taxable	4,232	12	(56)	4,188
Mortgage-backed securities	60,238	847	(281)	60,804
Common stocks	693	190	(55)	828
Pooled trust preferred securities	1,125	-	(889)	236
Certificates of deposit	14,159	-	-	14,159
Total	$166,232	$3,103	$(1,646)	$167,689

Certain of the Company’s investment securities have unrealized losses, or are temporarily impaired.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which are temporarily impaired are shown below, along with the length of the impairment period.

		As of September 30, 2011
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, taxable	5	$2,478	$(14)	$-	$-	$2,478	$(14)
Mortgage-backed securities	4	2,353	(8)	-	-	2,353	(8)
Common stocks	4	380	(86)	-	-	380	(86)
Pooled trust preferred securities	2	-	-	425	(684)	425	(684)
Total	15	$5,211	$(108)	$425	$(684)	$5,636	$(792)

		As of December 31, 2010
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	4	$3,104	$(20)	$-	$-	$3,104	$(20)
Municipal obligations, tax exempt	28	8,645	(278)	439	(67)	9,084	(345)
Municipal obligations, taxable	10	2,922	(56)	-	-	2,922	(56)
Mortgage-backed securities	11	15,331	(281)	-	-	15,331	(281)
Common stocks	4	445	(55)	-	-	445	(55)
Pooled trust preferred securities	2	-	-	236	(889)	236	(889)
Total	59	$30,447	$(690)	$675	$(956)	$31,122	$(1,646)

The Company performs quarterly reviews of the investment portfolio to determine if investment securities have any declines in fair value which might be considered other-than-temporary.  The initial review begins with all securities in an unrealized loss position.  The Company’s assessment of other-than-temporary impairment is based on the specific facts and circumstances impacting each individual security.  The Company reviews and considers all available information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions.  Any credit-related impairment on debt securities is realized through a charge to earnings.  If an equity security is determined to be other-than-temporarily impaired, the entire impairment is realized through a charge to earnings.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”).  The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses.  Based on these factors, along with the Company’s intent to not sell the securities and that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the U.S. federal agency obligations identified in the tables above are temporarily impaired.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities.  As of September 30, 2011, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost.  Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above are temporarily impaired.

The Company’s mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and Government National Mortgage Association (“GNMA”).  The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses.  Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the mortgage-backed securities identified in the tables above are temporarily impaired.

Based on the analysis of its common stock investments in unrealized loss positions at September 30, 2011, the Company determined that the impairments on two of the securities were other-than-temporary and recorded a charge to reduce the cost of the two investments to fair value at September 30, 2011.  The Company determined that the remaining securities in unrealized loss positions in the tables above are temporarily impaired.

As of September 30, 2011, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies.  The market for these securities is considered to be inactive.  Two of the Company’s three investments in pooled trust preferred securities, Preferred Term Security (“PreTSL”) VIII and PreTSL IX, have a remaining aggregate cost basis of $1.1 million and non-credit-related, unrealized losses of $684,000.  The Company uses discounted cash flow models on these two securities to assess if the present value of the cash flows expected to be collected is less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral.  The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, assumed recoveries, and estimated cash flows including all information available through the date of issuance of these financial statements.  The discounted cash flow analysis includes a review of all issuers within the collateral pool and incorporates higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity.  The Company also reviews a stress test of these securities to determine the additional estimated deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of September 30, 2011, the analysis of the Company’s PreTSL VIII and PreTSL IX investments indicated that the unrealized losses are not credit-related.  The Company performs a discounted cash flow analysis, using the factors noted above to determine the amount of the other-than-temporary impairment that is applicable to either credit losses or other factors.  During 2010, the Company’s analysis indicated that its investment in a third pooled trust preferred security, PreTSL XVII, had no value and a credit-related, other-than-temporary impairment charge was recorded for the remaining cost basis of that security.  The Company has recorded credit losses on all three PreTSL securities totaling $1.3 million through charges to earnings during 2010 and 2009.

The following table provides additional information related to the Company’s portfolio of investments in pooled trust preferred securities as of September 30, 2011:

(Dollars in thousands)					Cumulative
		Moody's	Original	Principal	credit	Cost	Unrealized	Fair
Investment	Class	rating	par	payments	losses	basis	loss	value
PreTSL VIII	B	C	$1,000	$-	$(619)	$381	$(276)	$105
PreTSL IX	B	Ca	1,000	(37)	(235)	728	(408)	320
PreTSL XVII	C	Ca	500	(11)	(489)	-	-	-
Total			$2,500	$(48)	$(1,343)	$1,109	$(684)	$425

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

Maturities of investment securities at September 30, 2011 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$20,295	$20,436
Due after one year but within five years	105,825	108,821
Due after five years but within ten years	35,892	37,879
Due after ten years	17,029	17,121
Common stocks	674	747
Total	$179,715	$185,004

The table above includes scheduled principal payments and estimated prepayments for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:
[Missing Graphic Reference]
	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2011	2010	2011	2010
Realized gains	$186	$-	$186	$563
Realized losses	-	-	-	-
Total	$186	$-	$186	$563

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock was $6.4 million at September 30, 2011 and December 31, 2010.  The carrying value of the FRB stock was $1.8 million at September 30, 2011 and December 31, 2010.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there is no available market value, these securities are carried at cost.  Redemption of these investments at par value is at the option of the FHLB or FRB.  Also included in other investment securities are $60,000 of other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes.  The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.           Loans and Allowance for Loan Losses

Loans consisted of the following as of:
	September 30,	December 31,
(Dollars in thousands)	2011	2010

One-to-four family residential real estate	$78,704	$79,631
Construction and land	22,107	23,652
Commercial real estate	94,132	92,124
Commercial loans	53,209	57,286
Agriculture loans	42,277	38,836
Municipal loans	7,274	5,393
Consumer loans	13,446	14,385
Total gross loans	311,149	311,307
Net deferred loan costs and loans in process	233	328
Allowance for loan losses	(4,323)	(4,967)
Loans, net	$307,059	$306,668

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three and nine months ended September 30, 2011
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at June 30, 2011	$339	$1,022	$1,482	$612	$376	$102	$72	$4,005
Charge-offs	-	(208)	-	-	-	-	(41)	(249)
Recoveries	2	3	37	3	34	-	(12)	67
Net charge-offs	2	(205)	37	3	34	-	(53)	(182)
Provision for loan losses	(12)	117	149	106	36	(3)	107	500
Balance at September 30, 2011	329	934	1,668	721	446	99	126	4,323

Balance at December 31, 2010	$395	$1,186	$1,576	$1,173	$399	$99	$139	$4,967
Charge-offs	(104)	(1,173)	(434)	(590)	(1)	-	(93)	(2,395)
Recoveries	26	3	37	11	35	-	39	151
Net charge-offs	(78)	(1,170)	(397)	(579)	34	-	(54)	(2,244)
Provision for loan losses	12	918	489	127	13	-	41	1,600
Balance at September 30, 2011	329	934	1,668	721	446	99	126	4,323

Allowance for loan losses:
Individually evaluated for loss	19	11	-	-	-	66	23	119
Collectively evaluated for loss	310	923	1,668	721	446	33	103	4,204
Total	329	934	1,668	721	446	99	126	4,323

Loan balances:
Individually evaluated for loss	803	225	18	-	71	775	39	1,931
Collectively evaluated for loss	77,901	21,882	94,114	53,209	42,206	6,499	13,407	309,218
Total	$78,704	$22,107	$94,132	$53,209	$42,277	$7,274	$13,446	$311,149

	Three and nine months ended September 30, 2010
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at June 30, 2010	399	1,167	993	1,046	571	95	102	4,373
Charge-offs	(2)	(141)	(97)	(1)	-	-	(60)	(301)
Recoveries	2	-	-	5	11	-	10	28
Net charge-offs	-	(141)	(97)	4	11	-	(50)	(273)
Provision for loan losses	256	83	246	42	(176)	4	45	500
Balance at September 30, 2010	655	1,109	1,142	1,092	406	99	97	4,600

Balance at December 31, 2009	$625	$1,326	$705	$623	$2,103	$-	$86	$5,468
Charge-offs	(89)	(3,473)	(97)	(9)	(2,328)	-	(128)	(6,124)
Recoveries	6	-	-	12	11	-	27	56
Net charge-offs	(83)	(3,473)	(97)	3	(2,317)	-	(101)	(6,068)
Provision for loan losses	113	3,256	534	466	620	99	112	5,200
Balance at September 30, 2010	655	1,109	1,142	1,092	406	99	97	4,600

Allowance for loan losses:
Individually evaluated for loss	353	260	-	335	-	66	1	1,015
Collectively evaluated for loss	302	849	1,142	757	406	33	96	3,585
Total	655	1,109	1,142	1,092	406	99	97	4,600

Loan balances:
Individually evaluated for loss	573	1,241	-	815	-	131	8	2,768
Collectively evaluated for loss	82,069	25,198	96,240	59,148	41,446	5,334	15,068	324,503
Total	$82,642	$26,439	$96,240	$59,963	$41,446	$5,465	$15,076	$327,271

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing.  Performing loans are considered to have a lower risk of loss.  Non-accrual loans are those which the Company believes have a higher risk of loss.  The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection.  Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful.  There were no loans 90 days delinquent and accruing interest at September 30, 2011 or December 31, 2010.  The following tables present information on the Company’s past due and non-accrual loans by loan class:

	As of September 30, 2011
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$487	$1,574	$-	$2,061	$278	$2,339
Construction and land	22	-	-	22	225	247
Commercial real estate	1,161	-	-	1,161	18	1,179
Commercial loans	78	-	-	78	-	78
Agriculture loans	-	-	-	-	71	71
Municipal loans	-	-	-	-	232	232
Consumer loans	159	44	-	203	39	242
Total	$1,907	$1,618	$-	$3,525	$863	$4,388

Percent of gross loans	0.61%	0.52%	0.00%	1.13%	0.28%	1.41%

	As of December 31, 2010
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$80	$962	$-	$1,042	$523	$1,565
Construction and land	-	56	-	56	1,229	1,285
Commercial real estate	116	-	-	116	1,390	1,506
Commercial loans	-	-	-	-	733	733
Agriculture loans	-	1	-	1	65	66
Municipal loans	-	-	-	-	759	759
Consumer loans	125	34	-	159	118	277
Total	$321	$1,053	$-	$1,374	$4,817	$6,191

Percent of gross loans	0.10%	0.34%	0.00%	0.44%	1.55%	1.99%

The Company’s impaired loans decreased from $5.3 million at December 31, 2010 to $1.9 million at September 30, 2011.  The difference in the Company’s non-accrual loan balance and impaired loan balance at September 30, 2011 was related to a $525,000 one-to-four family residential real estate loan and a $543,000 municipal loan that were classified as troubled debt restructurings during 2010.  Both loans were current and accruing interest at September 30, 2011, but continued to be classified as impaired.  The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2011
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,093	$803	$780	$23	$19	$828	$26
Construction and land	574	225	200	25	11	627	-
Commercial real estate	18	18	18	-	-	21	-
Agriculture loans	71	71	71	-	-	74	-
Municipal loans	775	775	644	131	66	770	31
Consumer loans	39	39	16	23	23	49	-
Total impaired loans	$2,570	$1,931	$1,729	$202	$119	$2,369	$57

(Dollars in thousands)	As of December 31, 2010
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,352	$1,054	$879	$175	$99	$1,366	$9
Construction and land	4,684	1,229	-	1,229	382	3,008	-
Commercial real estate	1,390	1,390	-	1,390	397	1,400	-
Commercial loans	733	733	-	733	503	733	-
Agriculture loans	65	65	65	-	-	70	-
Municipal loans	759	759	628	131	65	759	-
Consumer loans	118	118	118	-	-	74	-
Total impaired loans	$9,101	$5,348	$1,690	$3,658	$1,446	$7,410	$9

At September 30, 2011, the Company had three loan relationships that were classified as troubled debt restructurings.  During the third quarter of 2011, the Company restructured a construction and land loan relationship totaling $599,000 which was secured by raw land which had experienced a severe decline in value.  As part of the agreement the Company agreed to reduce the outstanding loan balance to $250,000 in exchange for a $50,000 principal payment in the third quarter of 2011 and the remaining $200,000 to be received during the first quarter of 2012.  The Company charged off $141,000 of the loan during the third quarter of 2010 and $208,000 during the third quarter of 2011, and the remaining $200,000 loan balance was classified as non-accrual and impaired as of September 30, 2011.  The collateral deficiency of the raw land had previously been included in the allowance on impaired loans.  During 2010, the Company restructured two other loan relationships.  One of the relationships was an $853,000 real estate loan which was secured by real estate the value of which was deficient based on a recent appraisal.  The relationship was restructured into two 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and to whom the Company granted concessions at renewal.  The value of the real estate supported $563,000 of the loan relationship.  The $290,000 collateral deficiency of the real estate had previously been included in the allowance on impaired loans.  The loan was returned to accrual status during 2010 after a payment history was established, while the collateral deficiency  was charged-off.  As of September 30, 2011 the outstanding balance of the loan was $525,000.  A second loan relationship totaling $527,000 to a municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop.  As of September 30, 2011 the outstanding balance of the loan was $543,000.  The restructuring did not impact the allowance for loan losses.  Both of these loans were current and accruing interest at September 30, 2011 and December 31, 2010, but still classified as impaired.

As a result of adopting the provisions in Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, the Company reassessed all loan restructurings that occurred on or after January 1, 2011 and determined that no additional loan restructurings should be classified as troubled debt restructurings.

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $168.7 million and $168.8 million at September 30, 2011 and December 31, 2010, respectively.  Gross service fee income related to such loans was $106,000 and $93,000 for the quarters ended September 30, 2011 and 2010, respectively, and is included in fees and service charges in the consolidated statements of earnings.  Gross service fee income for the nine months ended September 30, 2011 and 2010 was $319,000 and $269,000, respectively.

5.           Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share includes the effect of all potential common shares outstanding during each period.  The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2011	2010	2011	2010
Net earnings	$1,489	$1,103	$3,189	$1,199

Weighted average common shares outstanding - basic (1)	2,648,050	2,629,478	2,644,360	2,625,951
Assumed exercise of stock options (1)	572	2,184	616	2,450
Weighted average common shares outstanding - diluted (1)	2,648,622	2,631,662	2,644,976	2,628,401
Net earnings per share (1):
Basic	$0.56	$0.42	$1.21	$0.46
Diluted	$0.56	$0.42	$1.21	$0.46

(1) Share and per share values for the periods ended September 30, 2010 have been adjusted to give effect to the 5% stock dividend paid during December 2010.

The diluted earnings per share computation for the three months ended September 30, 2011 and 2010 exclude unexercised stock options of 465,744 and 387,250, respectively, because their inclusion would have been anti-dilutive to earnings per share.  The diluted earnings per share computation for the nine months ended September 30, 2011 and 2010 exclude unexercised stock options of 441,918 and 387,250, respectively.

6.           Stock Compensation Plan

On April 20, 2011, the Company’s Compensation Committee awarded 8,600 shares of restricted common stock and options to acquire 59,131 shares of common stock.  These awards vest ratably over four years.  As a result, all awards available under the Company’s 2001 Stock Incentive Plan have been made.

The fair value of options granted were estimated utilizing the following weighted-average assumptions:

	Nine months ended
	September 30,
	2011	2010
Dividend rate	6.33%	N/A
Volatility	23.58%	N/A
Risk-free interest rate	2.15%	N/A
Expected lives	5 years	N/A
Fair value per option at grant date	$1.59	N/A

A summary of option activity during the first nine months of 2011 is presented below:

		Weighted	Weighted
(Dollars in thousands, except per share amounts)		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at December 31, 2010	411,714	$20.48	5.4 years	$29
Granted	59,131	$16.25	--	N/A
Exercised	(2,559)	$11.14	--	N/A
Outstanding at September 30, 2011	468,286	$20.00	5.3 years	$10
Exercisable at September 30, 2011	369,533	$20.61	4.4 years	$10
Vested and expected to vest at September 30, 2011	446,237	$20.00	5.3 years	$10

A summary of nonvested option activity during the first nine months of 2011 is presented below:

(Dollars in thousands, except per share amounts)		Weighted
		average
		exercise
		price
	Shares	per share
Nonvested options at December 31, 2010	77,679	$19.89
Granted	59,131	$16.25
Vested	(38,057)	$19.95
Nonvested options at September 30, 2011	98,753	$17.69

Additional information about stock options exercised is presented below:

	Nine months ended
(Dollars in thousands)	September 30,
	2011	2010
Intrinsic value of options exercised (on exercise date)	$13	$85
Cash received from options exercised	28	143
Excess tax benefit realized from options exercised	$5	$31

The options that vested during the nine months ended September 30, 2011 and 2010 had no fair value at the vest date.  As of September 30, 2011, there was $128,000 of total unrecognized compensation cost related to outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
Remainder of 2011	$23
2012	49
2013	25
2014	23
2015	8
Total	$128

The value of the 8,600 shares of restricted common stock awarded was based on a stock price of $16.25 per share.  These awards vest ratably over four years.  As of September 30, 2011, there was $125,000 of total unrecognized compensation cost related to outstanding unvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
Remainder of 2011	$8
2012	35
2013	35
2014	35
2015	12
Total	$125

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

Fair value estimates of the Company’s financial instruments as of September 30, 2011 and December 31, 2010, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)
	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Investment securities:
Available-for-sale	$185,004	$185,004	$167,689	$167,689
Other securities	8,230	8,230	8,183	8,183
Loans, net	307,059	307,851	306,668	308,014
Loans held for sale	8,590	8,901	12,576	12,576
Mortgage servicing rights	1,017	1,536	1,060	2,787
Accrued interest receivable	2,708	2,708	2,649	2,649

Financial liabilities:
Non-maturity deposits	$268,030	$268,030	$252,867	$252,867
Time deposits	183,199	184,799	178,447	180,084
FHLB borrowings	35,772	39,999	44,300	46,600
Other borrowings	27,238	24,923	26,001	22,590
Derivative financial instruments	-	-	68	68
Accrued interest payable	568	568	675	675

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

The Company classifies the fair value of its pooled trust preferred securities as Level 3.  The portfolio consists of three investments in pooled trust preferred securities issued by various financial companies, one of which had no value at September 30, 2011.  These securities are valued based on a matrix pricing in which the securities are benchmarked against single issuer trust preferred securities based on credit rating.  The pooled trust preferred market is inactive; therefore single issuer trading is used as the benchmark, with additional adjustments made for credit and liquidity risk.

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

The Company’s derivative financial instruments consist solely of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale and are not designated as hedging instruments.  The fair values of these derivatives are based on quoted prices for similar loans in the secondary market.  The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan.  These instruments are classified as Level 3 based on the unobservable nature of these assumptions.  The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sale of loans in the consolidated statements of income.

Off-Balance Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements.  The aggregate of these fees is not material.  These instruments are also discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition.”

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

Valuation methods for instruments measured at fair value on a recurring basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2011
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U. S. federal agency obligations	$13,238	$-	$13,238	$-
Municipal obligations, tax exempt	67,461	-	67,461	-
Municipal obligations, taxable	10,376	-	10,376	-
Mortgage-backed securities	85,047	-	85,047	-
Common stocks	747	747	-	-
Pooled trust preferred securities	425	-	-	425
Certificates of deposit	7,710	-	7,710	-

(Dollars in thousands)		As of December 31, 2010
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U. S. federal agency obligations	$22,187	$-	$22,187	$-
Municipal obligations, tax exempt	65,287	-	65,287	-
Municipal obligations, taxable	4,188	-	4,188	-
Mortgage-backed securities	60,804	-	60,804	-
Common stocks	828	828	-	-
Pooled trust preferred securities	236	-	-	236
Certificates of deposit	14,159	-	14,159	-
Liabilities:
Derivative financial instruments	$68	$-	$-	$68

The following table reconciles the changes in the Company’s Level 3 financial instruments during the first nine months of 2011:

(Dollars in thousands)		Derivative
	Available-for	financial
	sale-securities	instruments
Level 3 asset (liability) fair value at December 31, 2010	$236	$(68)
Payments applied to reduce carrying value	(16)	-
Total gains:
Included in earnings	-	68
Included in other comprehensive income	205	-
Level 3 asset (liability) fair value at September 30, 2011	$425	$-

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

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable, the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $1.9 million at September 30, 2011 and $5.3 million at December 31, 2010, with allocated allowances of $119,000 and $1.4 million, respectively.

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

Real estate owned includes assets acquired through, or in lieu of, foreclosure and land previously acquired for expansion.  Real estate owned is initially recorded at the fair value of the collateral less estimated selling costs.  Subsequent valuations are updated periodically and are based upon independent appraisals, third party price opinions or internal pricing models and are classified as Level 3.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis September 30, 2011 and December 31, 2010 allocated to the appropriate fair value hierarchy:
(Dollars in thousands)		As of September 30, 2011
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$1,812	$-	$-	$1,812	$(26)
Loans held for sale	8,901	-	8,901	-	-
Mortgage servicing rights	1,536	-	-	1,536	-
Real estate owned	$2,749	$-	$-	$2,749	$-

(Dollars in thousands)		As of December 31 ,2010
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$3,902	$-	$-	$3,902	$(1,146)
Loans held for sale	12,576	-	12,576	-	(49)
Mortgage servicing rights	2,787	-	-	2,787	-
Real estate owned	$3,194	$-	$-	$3,194	$(367)

8.           Impact of Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  During the third quarter of 2011 the Company began applying the provisions in ASU No. 2011-02 and reassessed all loan restructurings that occurred on or after January 1, 2011.  Adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The new guidance is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The Company has presented its financial statements as of and for the period ended September 30, 2011, in compliance ASU No. 2011-05.  The early adoption of ASU 2011-05 did not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 allows the use of qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The new guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2011 with early adoption permitted.  Adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

9.           Subsequent Events

On November 4, 2011, the Company entered into an amendment to extend the maturity of its $7.5 million line of credit from November 4, 2011 to November 5, 2012.

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

Regulatory Developments.  On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression.  While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its ultimate overall financial impact on the Company and Landmark National Bank at this time.  The Company’s management is staying abreast of continuing developments with respect to the Act and assessing the probable impact of such developments on the Company’s business, financial condition, and results of operations.

Critical Accounting Policies.  Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting policies relate to the allowance for loan losses, valuation of real estate owned, valuation of investment securities, accounting for income taxes and accounting for goodwill and other intangible assets, all of which involve significant judgment by our management.  Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Summary of Results.  During the third quarter of 2011, we recorded net earnings of $1.5 million as compared to net earnings of $1.1 million in the same period of 2010.  The increase in net earnings was primarily due to a net gain of $167,000 on our investment securities portfolio during the third quarter of 2011 as compared to a net loss of $251,000 on our investment securities portfolio during the third quarter of 2010.

During the first nine months of 2011, we recorded net earnings of $3.2 million as compared to net earnings of $1.2 million in the same period of 2010.  The increase in net earnings was primarily the result of a $3.6 million decline in our provision for loan losses.  Our provision for loan losses declined from $5.2 million during the first nine months of 2010 to $1.6 million during the first nine months of 2011, primarily as a result of our improved asset quality.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, expcept per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net earnings:
Net earnings	$1,489	$1,103	$3,189	$1,199
Basic earnings per share (1)	$0.56	$0.42	$1.21	$0.46
Diluted earnings per share (1)	$0.56	$0.42	$1.21	$0.46
Earnings ratios:
Return on average assets (2)	1.02%	0.77%	0.74%	0.28%
Return on average equity (2)	10.35%	8.05%	7.67%	2.93%
Equity to total assets	10.00%	9.72%	10.00%	9.72%
Net interest margin (2) (3)	3.77%	3.76%	3.79%	3.79%
Dividend payout ratio	33.93%	43.18%	47.11%	118.75%

(1) Per share values for the periods ending September 30, 2010 have been adjusted to give effect to the 5% stock dividend paid during December 2010.
(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the quarter ended September 30, 2011 decreased $348,000 to $5.7 million, a decline of 5.8% as compared to the same period of 2010.  Interest income on loans decreased $451,000, or 9.4%, to $4.4 million for the quarter ended September 30, 2011, due primarily to lower average outstanding loan balances and, to a lesser extent, lower tax equivalent yields earned on loans.  Average loan balances for the third quarter of 2011 decreased to $315.1 million from $337.5 million for the third quarter of 2010, while the average tax equivalent yield decreased to 5.56% from 5.71% in the same periods, respectively.  Interest income on investment securities increased $103,000, or 8.5%, to $1.3 million for the third quarter of 2011, as compared to the same period of 2010.  The increase in interest income on investment securities was due to higher average balances of investment securities, which increased from $168.0 million during the third quarter of 2010 to $199.4 million during the third quarter of 2011.  Partially offsetting the increase in average balances was a decline in the yield on our investment portfolio, as our tax equivalent yield on investment securities declined from 3.56% during the third quarter of 2010 to 3.21% during the third quarter of 2011.  The yields on our investments securities declined as we purchased new investments securities, and reinvested the maturities and prepayments into investment securities, with lower average yields.

Interest income for the nine months ended September 30, 2011 decreased $1.6 million to $17.0 million, a decline of 8.6% as compared to the same period of 2010.  Interest income on loans decreased $1.5 million, or 10.2%, to $13.1 million for the nine months ended September 30, 2011, due primarily to lower average outstanding loan balances and, to a lesser extent, lower tax equivalent yields earned on loans.  Average loan balances for the first nine months of 2011 decreased to $314.0 million from $344.8 million for the same period of 2010, while the average tax equivalent yield decreased to 5.64% from 5.70% in the same periods, respectively.  Interest income on investment securities decreased $107,000, or 2.7%, to $3.8 million for the nine months ended September 30, 2011, as compared to the same period of 2010.  The decrease in interest income on investment securities was due to a decline in the yield on our investment portfolio, as our tax equivalent yield on investment securities declined from 3.78% during the first nine months of 2010 to 3.26% during the first nine months of 2011.  Partially offsetting the lower yields were higher average balances of investment securities, which increased from $171.0 million during the first nine months of 2010 to $193.9 million during the first nine months of 2011.

Interest Expense.  Interest expense during the quarter ended September 30, 2011 decreased $430,000, or 27.4%, to $1.1 million as compared to the same period of 2010.  For the third quarter of 2011, interest expense on interest-bearing deposits decreased $247,000, or 27.0%, to $669,000 as a result of lower rates on deposit balances, consisting of lower rates for our maturing certificates of deposit and lower rates on money market, NOW and savings accounts.  Our total cost of deposits declined from 0.96% during the third quarter of 2010 to 0.69% during the same period of 2011.  Our average deposit balances increased from $378.0 million for the third quarter of 2010 to $387.4 million for the third quarter of 2011.  For the third quarter of 2011, interest expense on borrowings decreased $183,000, or 28.0%, to $471,000 due to lower outstanding balances on our borrowings and also to lower average costs of borrowings.  Our average outstanding borrowings declined from $75.7 million in the third quarter of 2010 to $70.6 million in the same period of 2011, while our cost of borrowings decreased from 3.43% to 2.65% in the respective periods.

Interest expense during the nine months ended September 30, 2011 decreased $1.4 million, or 28.0%, to $3.6 million as compared to the same period of 2010.  For the first nine months of 2011, interest expense on interest-bearing deposits decreased $791,000, or 27.1%, to $2.1 million as a result of lower rates on deposit balances.  Our total cost of deposits declined from 1.02% during the first nine months of 2010 to 0.74% during the same period of 2011.  Partially offsetting the lower rates were higher average deposit balances, which increased from $382.0 million for the first nine months of 2010 to $384.9 million for the same period of 2011.  For the first nine months of 2011, interest expense on borrowings decreased $591,000, or 29.3%, to $1.4 million due to lower outstanding balances on our borrowings and also to lower average costs of borrowings.  Our average outstanding borrowings declined from $81.7 million in the first nine months of 2010 to $69.8 million in the same period of 2011, while our cost of borrowings decreased from 3.30% to 2.73% in the respective periods.

Net Interest Income.  Net interest income increased $87,000, or 1.8%, for the third quarter of 2011 to $4.6 million compared to the same period of 2010.  Our net interest margin, on a tax equivalent basis, increased to 3.77% during the third quarter of 2011 compared to 3.76% during the same period of 2010.  During the first nine months of 2011, net interest income decreased $209,000, or 1.5%, to $13.4 million compared to the same period of 2010.  Our net interest margin, on a tax equivalent basis, was 3.79% during the first nine months of both 2011 and 2010.

See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 “Management’s Discussion and Analysis of Financial Condition” for additional details on asset yields, liability rates and net interest margin.

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

Our provision for loan losses was $500,000 for the third quarter of both 2011 and 2010.  During the nine months ended September 30, 2011, our provision for loan losses totaled $1.6 million compared to $5.2 million for the same period of 2010.  The provision for loan losses declined during the first nine months of 2011, as compared to 2010, due to improvements in our asset quality, as evidenced by our lower levels of non-performing loans and decreased loan charge-offs.  During the third quarter of 2011, we had net loan charge-offs of $182,000 compared to $273,000 during the same period of 2010.  During the first nine months of 2011, we had net loan charge-offs of $2.2 million compared $6.1 million during the same period of 2010.  The net loan charge-offs in 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan.  During the second quarter of 2010, we charged the loan down $3.3 million due to the decline in value of the collateral.  Although legal efforts to collect payment from the guarantor continue, we charged-off the remaining $1.0 million balance on this loan during the second quarter of 2011 due to additional delays associated with the litigation.  Also during the second quarter of 2010, we charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting our collection attempts.  The remaining loan charge-offs during 2011 were principally associated with a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which was charged down to estimated fair value after we acquired ownership of the property securing the loans during the first quarter of 2011.  The commercial real estate property was sold during the first quarter of 2011 without incurring any further losses.  For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Total non-interest income was $2.4 million for the third quarter of 2011, a decrease of $7,000, or 0.3%, from the same period in 2010.  The decrease in non-interest income was primarily attributable to a $59,000 decline in fees and service charges.  Partially offsetting the lower fees and service charges were increases of $25,000 in bank owned life insurance income, $19,000 in other non-interest income and $8,000 in gains on sales of loans.  Our fees and service charges decreased as a result of lower fees and service charges received on our deposit accounts while our bank owned life insurance income increased year over year as a result of purchasing $2.5 million in additional life insurance policies in January 2011.

Total non-interest income was $6.5 million for the first nine months of 2011, an increase of $97,000, or 1.5%, from the same period in 2010.  The increase in non-interest income resulted from increases of $185,000 in other non-interest income, $155,000 in fees and service charges and $71,000 in bank owned life insurance income.  Other non-interest income increased primarily as a result of gains on sales of other real estate.  Our fees and service charges increased as a result of a higher volume of fees and service charges received on our deposit accounts and increased servicing fee income.  During 2010, we introduced a rewards program for our deposit customers that promoted debit card usage and other customer activity which generated additional non-interest income.  We anticipate our rewards program will offset some of the reductions in future non-interest income projected as a result of recent changes in debit card and overdraft regulations.  Partially offsetting those increases was a decline of $314,000 in gains on sales of loans as our volume of residential real estate loans that were sold in the secondary market was lower in the first nine months of 2011, as compared to the same period of 2010.

Investment Securities Gains (Losses).  During the third quarter of 2011, we recognized $186,000 in gains on sales of investment securities as a result of selling approximately $4.7 million of short-term, tax-exempt municipal investment securities and reinvesting the proceeds in longer-term, tax-exempt municipal investment securities as we capitalized on the steepness of the municipal yield curve.  Partially offsetting the gains was $19,000 of other-than-temporary impairment losses that we recorded on two common stock investment securities during the third quarter of 2011.  During the third quarter of 2010, we recorded a credit-related, other-than-temporary impairment loss of $242,000 for the remaining cost basis of one of our three investments in pooled trust preferred investment securities after recording a credit-related other-than-temporary impairment charge of $140,000 during the second quarter of 2010 on the same security.  In addition, we also recorded a $9,000 other-than-temporary impairment loss on a common stock investment during the third quarter of 2010.  During the first quarter of 2010, we realized $563,000 of gains on sales of investment securities resulting from the sale of $10.1 million of high-quality mortgage-backed investment securities, as we capitalized on what we believed to be premium pricing that existed in the markets for these types of securities at the time.

Non-interest Expense.  Non-interest expense decreased $89,000, or 1.9%, to $4.7 million for the third quarter of 2011 as compared to the same period of 2010.  The decrease in non-interest expense was primarily the result of a $105,000 decline in our federal deposit insurance premiums as a result of lower assessment rates that began in the second quarter of 2011 and a $47,000 decline in foreclosure and other real estate expense.  Our foreclosure and other real estate expense declined as a result of lower levels of nonperforming loans and other real estate.

For the first nine months of 2011, non-interest expense increased $389,000, or 2.7%, to $14.7 million as compared to the same period of 2010.  The increase in non-interest expense was primarily the result of a $757,000 increase in professional fees, primarily related to engaging consultants to help us review our internal processes and procedures to identify additional opportunities to improve financial performance.  Offsetting the higher professional fees was a reduction of $194,000 in foreclosure and real estate owned expense and $175,000 in federal deposit insurance premiums.

 Income Tax Expense.  During the third quarter of 2011, we recorded income tax expense of $437,000 as compared to $241,000 during the same period of 2010.  Our effective tax rate increased from 17.9% in the third quarter of 2010 to 22.7% during the same period of 2011.  The increase in our effective tax rate was primarily a result of higher taxable income while our tax-exempt investment income and bank owned life insurance income remained similar between the periods.

During the nine months ended September 30, 2011, we recorded income tax expense of $573,000, or an effective tax rate of 15.2%, as compared to an income tax benefit of $531,000 in the same period of 2010.  The increase in our effective tax rate was primarily from an increase in taxable income as a percentage of earnings before income taxes.

Financial Condition.  Our asset quality and performance have been generally affected by the general economy, difficult credit markets, depressed residential and commercial real estate values, depressed consumer confidence, heightened unemployment and decreased consumer spending.  Even though the geographic markets in which the Company operates have been impacted by the economic slowdown in recent years, the effect has not been as severe as those experienced in some areas of the U.S.  In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate.  Outside of the identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities.  Total assets increased to $580.2 million at September 30, 2011, compared to $561.5 million at December 31, 2010.  Net loans, excluding loans held for sale, increased to $307.1 million at September 30, 2011 from $306.7 million at December 31, 2010.  The $391,000 increase in net loans was primarily the result of higher outstanding loans balances of commercial real estate, agriculture and municipal loans.  Partially offsetting those increases were lower balances in our other loan portfolio classes.  The decline in these loan balances is the result of multiple factors, including reduced loan demand from our customers.  The decline in our one-to-four family residential real estate loan portfolio is primarily due to normal runoff related to principal payments and prepayments.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  These loans are typically sold soon after the loan closing.  During 2011, we began retaining some of our newly originated one-to-four family residential real estate loans.  While we do not intend to increase our one-to-four family residential real estate loan portfolio, we are slowing the runoff of the portfolio by retaining some of the new loan originations to offset historically weak commercial loan demand; however, most of the new loan originations will still be sold.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity.  This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses.  At September 30, 2011, our allowance for loan losses totaled $4.3 million, or 1.39% of gross loans outstanding, as compared to $5.0 million, or 1.60% of gross loans outstanding, at December 31, 2010.  Our provision for loan losses was $500,000 during the third quarters of both 2011 and 2010.  During the first nine months of 2011, our provision for loan losses was $1.6 million compared to $5.2 million during the same period of 2010.  The provision for loan losses declined during the first nine months of 2011, as compared to the same period of 2010, due to improvements in our asset quality as demonstrated through lower levels of non-performing loans and reduced charge-offs.

Loans past due 30-89 days and still accruing interest totaled $3.5 million, or 1.13% of gross loans at September 30, 2011 compared to $1.4 million, or 0.44% of gross loans, at December 31, 2010.  The increase in loans past due 30-89 days was primarily associated with a $1.2 million commercial real estate loan relationship which became past due during the third quarter of 2011.  Our analysis indicates that the loan was adequately secured as of September 30, 2011.  The remaining increase in loans past due 30-89 days was related to various one-to-four family residential real estate loans.  At September 30, 2011, $863,000 in loans were on non-accrual status, or 0.28% of gross loans, compared to a balance of $4.8 million, or 1.55% of gross loans, at December 31, 2010.  Non-accrual loans consist of loans 90 or more days past due and certain impaired loans.  There were no loans 90 days delinquent and still accruing interest at September 30, 2011 or December 31, 2010.  Our impaired loans totaled $1.9 million at September 30, 2011 compared to $5.3 million at December 31, 2010.  The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2011 and December 31, 2010 was related to a one-to-four family residential real estate loan and a municipal loan that were classified as troubled debt restructurings during 2010.  Both loans were current and accruing interest at September 30, 2011 and December 31, 2010, but still classified as impaired.  During the third quarter of 2011, we had net loan charge-offs of $182,000 compared to $273,000 during the same period of 2010.  During the first nine months of 2011, we had net loan charge-offs of $2.2 million compared $6.1 million during the same period of 2010.

At September 30, 2011, we had three loan relationships that were classified as troubled debt restructurings.  During the third quarter of 2011, we restructured a construction and land loan relationship totaling $599,000 which was secured by raw land which had experienced a severe decline in value.  As part of the agreement, we agreed to reduce the outstanding loan balance to $250,000 in exchange for a $50,000 principal payment in the third quarter of 2011 with the remaining $200,000 to be received during the first quarter of 2012.  We charged off $141,000 of the loan during the third quarter of 2010 and $208,000 during the third quarter of 2011, and the remaining $200,000 loan balance was classified as non-accrual and impaired as of September 30, 2011.    The collateral deficiency of the raw land had previously been included in our allowance on impaired loans.  During 2010, we restructured two loan relationships.  One of the relationships was an $853,000 real estate loan which was secured by real estate the value of which was deficient based on a recent appraisal.  The relationship was restructured into two 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and to whom we granted concessions at renewal.  The value of the real estate supported $563,000 of the loan relationship.  The $290,000 collateral deficiency of the real estate had previously been included in our allowance on impaired loans.  The loan was returned to accrual status during 2010 after a payment history was established, while the collateral deficiency was charged-off.  As of September 30, 2011 the outstanding balance of the loan was $525,000.  A second loan relationship totaling $527,000 to a municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop.  As of September 30, 2011 the outstanding balance of the loan was $543,000.  The restructuring did not impact our allowance for loan losses.  Both of these loans were current and accruing interest at September 30, 2011 and December 31, 2010, but still classified as impaired.

As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction relationships.  We are aggressively working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio.  At September 30, 2011, we had $2.7 million of real estate owned as compared to $3.2 million at December 31, 2010.  Real estate owned primarily consists of a residential subdivision development we took possession of after the development slowed and the borrower was unable to comply with the contractual terms of the loan, a commercial real estate building resulting from a loan settlement, land previously acquired for expansion and a few residential real estate properties.  The Company is currently marketing all of the properties in real estate owned.

Many financial institutions, including us, experienced an increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of the economic slowdown.  While we have experienced improvement in our non-performing loans and believe that our allowance for loan losses at September 30, 2011 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts.  While we believe that we use the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.  Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.  We experienced a $19.9 increase in total deposits, which increased to $451.2 million at September 30, 2011, from $431.3 million at December 31, 2010.  The growth, some of which is related to seasonal fluctuations, has primarily occurred in our non-interest-bearing demand, money market and NOW and savings accounts.  Our time deposit balances have generally declined except for increases in our public fund and wholesale certificate of deposit balances.  The public fund customers in our markets generally use competitive bidding to award certificates of deposits to local financial institutions.  Total borrowings decreased $7.3 million to $63.0 million at September 30, 2011, from $70.3 million at December 31, 2010.  The decrease in borrowings resulted primarily from using the funds from increased deposit balances to reduce our FHLB line of credit borrowings.

Non-interest-bearing deposits at September 30, 2011 were $60.2 million, or 13.3% of deposits, compared to $52.7 million, or 12.2%, at December 31, 2010.  Money market and NOW deposit accounts were 38.0% of our deposit portfolio and totaled $171.4 million at September 30, 2011, compared to $167.8 million, or 38.9%, at December 31, 2010.  Savings accounts increased to $36.5 million, or 8.1% of deposits, at September 30, 2011, from $32.4 million, or 7.5%, at December 31, 2010.  Certificates of deposit increased to $183.2 million, or 40.6% of deposits, at September 30, 2011, from $178.4 million, or 41.4%, at December 31, 2010.

Certificates of deposit at September 30, 2011, which are scheduled to mature in one year or less, totaled $123.7 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows.  During the nine months ended September 30, 2011, our cash and cash equivalents increased by $5.4 million.  Our operating activities provided net cash of $11.8 million during the first nine months of 2011.  Our investing activities used net cash of $17.5 million during the first nine months of 2011 as we purchased investment securities with our excess liquidity.  Our financing activities provided net cash of $11.1 million during the first nine months of 2011, primarily from the increased deposits which were used to purchase investment securities and reduce our borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $200.2 million at September 30, 2011 and $177.4 million at December 31, 2010.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities.  At September 30, 2011, we had outstanding FHLB advances of $35.8 million and no borrowings against our line of credit with the FHLB.  At September 30, 2011, we had collateral pledged to the FHLB that would allow us to borrow an additional $65.5 million subject to FHLB credit requirements and policies.  At September 30, 2011, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $17.1 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $60.3 million at September 30, 2011, against which we had no outstanding borrowings at that time.  We had other borrowings of $27.2 million at September 30, 2011, which included $16.5 million of subordinated debentures and $6.3 million in repurchase agreements.  The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 5, 2012, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.00%.  This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2011.  The outstanding balance on the line of credit at September 30, 2011 was $4.4 million, which was included in other borrowings.

Off Balance Sheet Arrangements.  As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.0 million at September 30, 2011.

At September 30, 2011, we had outstanding loan commitments, excluding standby letters of credit, of $50.6 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital.  Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements.  Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.”  As of September 30, 2011 and December 31, 2010, both the Company and the Landmark National Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action.  Management believes that as of September 30, 2011, the Company and the Landmark National Bank met all capital adequacy requirements to which we are subject.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2011 and December 31, 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Leverage	$54,542	9.61%	$22,711	4.00%	$28,389	5.00%
Tier 1 Capital	$54,542	14.68%	$14,859	4.00%	$22,288	6.00%
Total Risk Based Capital	$61,403	16.53%	$29,717	8.00%	$37,147	10.00%

As of December 31, 2010
Leverage	$55,258	10.00%	$22,094	4.00%	$27,617	5.00%
Tier 1 Capital	$55,258	15.01%	$14,722	4.00%	$22,083	6.00%
Total Risk Based Capital	$59,925	16.28%	$29,445	8.00%	$36,806	10.00%

The following is a comparison of the Landmark National Bank’s regulatory capital to minimum capital requirements at September 30, 2011 and December 31, 2010:
					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Leverage	$60,542	10.70%	$22,637	4.00%	$22,637	5.00%
Tier 1 Capital	$60,542	16.37%	$14,797	4.00%	$14,797	6.00%
Total Risk Based Capital	$65,015	17.57%	$29,594	8.00%	$29,594	10.00%

As of December 31, 2010
Leverage	$57,798	10.50%	$22,024	4.00%	$27,530	5.00%
Tier 1 Capital	$57,798	15.77%	$14,660	4.00%	$21,990	6.00%
Total Risk Based Capital	$62,384	17.02%	$29,320	8.00%	$36,650	10.00%

Dividends.  During the quarter ended September 30, 2011, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2011.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval.  Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.  As of September 30, 2011, approximately $3.3 million was available to be paid as dividends to the Company by Landmark National Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	September 30, 2011			September 30, 2010
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets	(Dollars in thousands)
Interest-earning assets:
Investment securities (1)	$199,402	$1,615	3.21%	$168,028	$1,507	3.56%
Loans receivable, net (2)	315,143	4,412	5.56%	337,479	4,855	5.71%
Total interest-earning assets	514,545	6,027	4.65%	505,507	6,362	4.99%
Non-interest-earning assets	66,525			65,772
Total	$581,070			$571,279

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$181,287	$566	1.24%	$185,981	$785	1.67%
Money market and NOW accounts	169,486	91	0.21%	159,796	115	0.29%
Savings accounts	36,671	12	0.13%	32,193	16	0.20%
Total deposits	387,444	669	0.69%	377,970	916	0.96%
FHLB advances and other borrowings	70,561	471	2.65%	75,695	654	3.43%
Total interest-bearing liabilities	458,005	1,140	0.99%	453,665	1,570	1.37%
Non-interest-bearing liabilities	66,014			63,228
Stockholders' equity	57,051			54,386
Total	$581,070			$571,279

Interest rate spread (3)			3.66%			3.62%
Net interest margin (4)		$4,887	3.77%		$4,792	3.76%
Tax equivalent interest - imputed		336			323
Net interest income		$4,551			$4,469

Ratio of average interest-earning assets
to average interest-bearing liabilities			112.3%		111.4%

(1)
Income on investment securities includes all securities, including interest-bearing deposits in other financial institutions.  Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.

(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2011			September 30, 2010
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets	(Dollars in thousands)
Interest-earning assets:
Investment securities (1)	$193,914	$4,722	3.26%	$170,997	$4,841	3.78%
Loans receivable, net (2)	314,011	13,245	5.64%	344,770	14,707	5.70%
Total interest-earning assets	507,925	17,967	4.73%	515,767	19,548	5.07%
Non-interest-earning assets	67,766			65,752
Total	$575,691			$581,519

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$177,070	$1,806	1.36%	$188,812	$2,511	1.78%
Money market and NOW accounts	172,232	288	0.22%	161,704	360	0.30%
Savings accounts	35,579	38	0.14%	31,489	52	0.22%
Total deposits	384,881	2,132	0.74%	382,005	2,923	1.02%
FHLB advances and other borrowings	69,792	1,427	2.73%	81,670	2,018	3.30%
Total interest-bearing liabilities	454,673	3,559	1.05%	463,675	4,941	1.42%
Non-interest-bearing liabilities	65,441			63,204
Stockholders' equity	55,577			54,640
Total	$575,691			$581,519

Interest rate spread (3)			3.68%			3.65%
Net interest margin (4)		$14,408	3.79%		$14,607	3.79%
Tax equivalent interest - imputed		1,008			998
Net interest income		$13,400			$13,609

Ratio of average interest-earning assets
to average interest-bearing liabilities			111.7%		111.2%

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

	Three months ended September 30,			Nine months ended September 30,
	2011 vs 2010			2011 vs 2010
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Investment securities	$228	$(120)	$108	$4,497	$(4,616)	$(119)
Loans	(317)	(126)	(443)	(208)	(1,254)	(1,462)
Total	(89)	(246)	(335)	4,289	(5,870)	(1,581)
Interest expense:
Deposits	24	(271)	(247)	22	(813)	(791)
Other borrowings	(42)	(141)	(183)	(270)	(321)	(591)
Total	(18)	(412)	(430)	(248)	(1,134)	(1,382)
Net interest income	$(71)	$166	$95	$4,537	$(4,736)	$(199)

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2011, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$ 855	4.7%
100 basis point rising	$ 486	2.7%
100 basis point falling	($ 755)	(4.2%)

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

On November 4, 2011, the Company entered into the Third Amendment (the “Amendment”) to the Revolving Credit Agreement, dated November 19, 2008 (the “Credit Agreement”) between the Company and First National Bank of Omaha, as amended.  Under the Amendment, the maturity date of the Credit Agreement was extended to November 5, 2012 and the interest rate floor was reduced to 4.00%.  The Company also amended certain financial covenants included in the Credit Agreement.

ITEM 6.  EXHIBITS

Exhibit 10.1	Third Amendment to Revolving Credit Agreement, dated November 4, 2011, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; (v) Consolidated Statements of Equity for the nine months ended September 30, 2011 and September 30, 2010; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text*

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.
Date: November 10, 2011	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: November 10, 2011	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer