Form 10-K
period 2011-12-31
LANDMARK BANCORP INC
filed 2012-03-15
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For transition period from __________ to ___________

Commission File Number 0-33203

LANDMARK BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	43-1930755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Poyntz Avenue, Manhattan, Kansas     66505

(Address of principal executive offices)        (Zip Code)

(785) 565-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:	Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $30.7 million. At March 14, 2012, the total number of shares of common stock outstanding was 2,782,826.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2012, are incorporated by reference in Part III hereof, to the extent indicated herein.

1

LANDMARK BANCORP, INC.

2011 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company. As of December 31, 2011, the Company had $598.2 million in consolidated total assets.

The Company is headquartered in Manhattan, Kansas and has expanded its geographic presence through past acquisitions. In May 2009, the Company acquired an additional branch in Lawrence, Kansas. Effective January 1, 2006, the Company completed the acquisition of First Manhattan Bancorporation, Inc. (“FMB”), the holding company for First Savings Bank F.S.B. In conjunction with the transaction, FMB was merged into the Bank (the “2006 Acquisition”). In August 2005, the Company acquired 2 branches in Great Bend, Kansas. Effective April 1, 2004, the Company acquired First Kansas Financial Corporation (“First Kansas”), the holding company for First Kansas Federal Savings Association (“First Kansas Federal”). In conjunction with the transaction, First Kansas was merged into the Bank (the “2004 Acquisition”). In October 2001, Landmark Bancshares, Inc., the holding company for Landmark Federal Savings Bank, and MNB Bancshares, Inc., the holding company for Security National Bank, completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. (the “2001 Merger”). In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank.

Pursuant to the 2006 Acquisition, the 2004 Acquisition and the 2001 Merger, the Bank succeeded to all of the assets and liabilities of FMB, First Savings Bank F.S.B., First Kansas, First Kansas Federal, Landmark Federal Savings Bank and Security National Bank. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans in the Bank’s principal market areas, as described below. The Bank has continued to focus on originating greater numbers and amounts of commercial, commercial real estate and agricultural loans; however, generally weak loan demand over the past few years has made it difficult to grow these loan portfolios significantly. Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets as a result of the 2006 Acquisition, the 2004 Acquisition and the 2001 Merger. The Company’s main office is in Manhattan, Kansas with branch offices in central, eastern and southwestern Kansas. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities. For example, in January 2012, the Company announced an agreement to acquire a bank with approximately $35 million in assets in Wellsville, Kansas, completion of which is subject to customary closing conditions and is expected to occur in the second quarter of 2012.

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

Market Areas

The Bank’s primary deposit gathering and lending markets are geographically diversified with locations in eastern, central, and southwestern Kansas. The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base. The Bank’s markets have not been immune to the effects of the challenging economic conditions of recent years. To varying degrees, the Bank’s markets generally have experienced either flat or declining commercial and residential real estate values, as well as depressed consumer confidence, historically heightened unemployment levels and muted consumer spending. Even though the geographic markets in which the Company operates have been impacted by the economic conditions in recent years, the effect has not been as severe as those experienced in some areas of the U.S. A brief description of these three geographic areas and the communities which the Bank serves within these areas is summarized below.

Shawnee, Douglas, Miami, Osage, and Bourbon counties are located in eastern Kansas and encompass the Bank’s locations in Topeka, Auburn, Lawrence, Paola, Louisburg, Osawatomie, Osage City, and Fort Scott. Shawnee County’s market, which encompasses the Bank’s locations in Topeka and Auburn, is strongly influenced by the State of Kansas, City of Topeka, two regional hospitals and several major private firms and public institutions. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas, in addition to several private industries and businesses in the community. The communities of Paola, Louisburg, and Osawatomie, located within Miami County, are influenced by the Kansas City market, resulting in housing growth and small private industries and business. Additionally, the Osawatomie State Hospital is a major government employer within the county. Bourbon and Osage Counties are primarily agricultural with small private industries and business firms, while Bourbon County is also influenced by a regional hospital and Fort Scott Community College.

Bank locations within central Kansas include the communities of Manhattan within Riley County, Wamego within Pottawatomie County, Junction City within Geary County, Great Bend and Hoisington within Barton County, and LaCrosse within Rush County. The Riley, Pottawatomie and Geary County economies are significantly impacted by employment at Fort Riley Military Base and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Several private industries and businesses are also located within these counties. Agriculture, oil, and gas are the predominant industries in Barton County. Additionally, manufacturing and service industries also play a key role within this central Kansas market. LaCrosse, located within Rush County, is primarily an agricultural community with an emphasis on crop and livestock production.

The Bank’s southwestern Kansas branches are located in the cities of Dodge City and Garden City, which are located in Ford County and Finney County, respectively. The counties of Ford and Finney were founded on agriculture, which continues to play a major role in the economy. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small business, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, each community has a community college which also attracts a number of individuals from the surrounding area to live within the community to participate in educational programs and pursue a degree.

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

Employees

At December 31, 2011, the Bank had a total of 216 employees (194 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

Lending Activities

General. The Bank strives to provide a full range of financial products and services to small- and medium-sized businesses and to consumers to each market area it serves. The Bank targets owner-operated businesses and utilizes Small Business Administration and Farm Services Administration lending as a part of its product mix. Each market has an established loan committee which has authority to approve credits, within established guidelines. Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Bank’s Chief Executive Officer, the Credit Risk Manager, and other senior commercial lenders or the Bank’s board of directors. When lending to an entity, the Bank generally obtains a guaranty from the principals of the entity. The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

The following is a brief description of each major category of the Bank’s lending activity.

One-to-four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are priced and originated following global underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of five years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. While the Bank does not intend to increase its one-to-four family residential real estate loan portfolio, the Bank slowed the runoff of the portfolio by retaining a larger percentage of new originations during 2011 to offset weak commercial loan demand; however, most of the loans continued to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and commercial real estate. Construction and land loans generally have terms of less than 18 months and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The Bank has been reducing its exposure to construction and land loans over the past few years.

Commercial Real Estate Lending. Commercial real estate loans, including multi family loans, represent the largest class of loans of the Bank. Commercial and multi-family real estate loans generally have amortization periods of 15 or 20 years. Commercial real estate and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank continues to focus on generating additional commercial real estate loan relationships, however this has been difficult over the past few years as a result of flat or declining commercial real estate values.

Commercial Lending. Loans in this category include loans to service, retail, wholesale and light manufacturing businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base. Although the Bank’s commercial loan portfolio declined slightly in 2011, the Bank continues to focus on generating additional commercial loan relationships.

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

Consumer and Other Lending. Loans classified as consumer and other loans include automobile, boat, home improvement and home equity loans, the latter two secured principally through second mortgages. With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing. The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. Home improvement and home equity loans are generally secured by a second mortgage on the borrower’s personal residence and, when combined with the first mortgage, limited to 80% of the value of the property unless further protected by private mortgage insurance. Home improvement loans are generally made for terms of five to seven years with fixed interest rates. Home equity loans are generally made for terms of ten years on a revolving basis with the interest rates adjusting monthly tied to the national prime interest rate. The Bank has experienced weak consumer loan demand and does not expect consumer loan demand to increase until economic conditions improve further and the unemployment rate declines.

Loan Origination and Processing

Loan originations are derived from a number of sources. Residential loan originations result from real estate broker referrals, direct solicitation by the Bank’s loan officers, present depositors and borrowers, referrals from builders and attorneys, walk-in customers and, in some instances, other lenders. Consumer and commercial real estate loan originations generally emanate from many of the same sources. Residential loan applications are underwritten and closed based upon standards which generally meet secondary market guidelines. The average residential real estate loan is less than $500,000.

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

The Bank is focusing on the generation of commercial and commercial real estate loans to grow and diversify the loan portfolio, however the difficult economic environment has materially impacted commercial and commercial real estate loan origination as a result of decreased loan demand that meets the Bank’s credit standards. In several of the Bank’s markets there is an oversupply of newly constructed, speculative residential real estate properties and developed vacant lots. As a result of these issues the Bank has severely curtailed land development and construction lending and does not expect this type of lending to be resumed until the economic outlook improves and the supply and demand of residential housing and vacant developed lots is in balance. Economic conditions in recent years have also caused the Bank to increase underwriting requirements on other types of loans to insure borrowers can meet repayment requirements.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the OCC, the Federal Reserve, the FDIC, and the newly-created Bureau of Consumer Financial Protection (the “Bureau”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders. These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Treasury Department (“Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.

In addition, the Company and Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions. Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

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

Under current federal regulations, the Bank is subject to, and, after a phase-in period, the Company will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other nonpermanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank’s allowance for loan and lease losses.

The capital requirements described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.” Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, had to be well-capitalized in order to operate as financial holding companies. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2011: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations. As of December 31, 2011, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act capital requirements.

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

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. Basel III requires, among other things: (i) a new required ratio of minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%); (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer). The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

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

The Company

General. The Company, as the sole stockholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

Emergency Economic Stabilization Act of 2008. Events in the U.S. and global financial markets over the past several years, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program. On October 14, 2008, Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. The Preferred Stock is nonvoting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the CPP. The Company elected not to participate in the CPP.

Dividends. The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the Company is publicly traded.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, the Bank prepaid its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Furthermore, the legislation provides that non-interest-bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010. It covers all depository institution non-interest-bearing transaction accounts, but not low interest-bearing accounts. Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2011, the FICO assessment rate was approximately 0.01% of deposits. A rate reduction to .00680% began with the fourth quarter of 2011 to reflect the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2011, the Bank paid supervisory assessments to the OCC totaling $145,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011. As of December 31, 2011, approximately $1.3 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank or a principal stockholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.

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

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2012: the first $11.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $11.5 million to $71.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $71.0 million, a 10% reserve ratio will be assessed. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Consumer Financial Services. There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the new Bureau of Consumer Financial Protection commenced operations to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, the new law significantly expands underwriting requirements applicable to loans secured by one-to-four family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay.  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code.  In recent years legislation has been introduced in Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not in prospect.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

State legal and/or legislative action may be on the horizon in light of the settlement reached in early February of 2012 by 49 state attorneys general and the federal government with the country’s five largest loan servicers: Ally/GMAC, Bank of America, Citi, JPMorgan Chase, and Wells Fargo. Every state except Oklahoma signed on to the settlement. The settlement will provide as much as $25 billion in relief to distressed borrowers in the states who signed on to the settlement; and direct payments to signing states and the federal government. The agreement settles state and federal investigations finding that the country’s five largest loan servicers routinely signed foreclosure related documents outside the presence of a notary public and without really knowing whether the facts they contained were correct and holds the banks accountable for their wrongdoing on robo-signing and mortgage servicing.  The agreement settles only some aspects of the banks’ conduct related to the financial crisis (foreclosure practices, loan servicing, and origination of loans). State cases against the rating agencies and bid-rigging in the municipal bond market, for example, continue.

Company Web site

The Company maintains a corporate Web site at www.landmarkbancorpinc.com. In addition, the Company has an investor relations link at the Bank’s corporate Web site at www.banklandmark.com. The Company makes available free of charge on or through its Web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Many of the Company’s policies, including its code of ethics, committee charters and other investor information are available on the Web site. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at the address listed on the front of this Form 10-K.

Statistical Data

The Company has a fiscal year ending on December 31. The information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2011.

The statistical data required by Guide 3 of the Securities Act Industry Guides is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Years Ended December 31,
	2011 vs 2010			2010 vs 2009
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Investment securities
Taxable	$299	$(204)	$95	$(445)	$(1,093)	$(1,538)
Tax-exempt	(37)	(26)	(63)	$9	$(55)	(46)
Loans	(1,441)	(332)	(1,773)	(1,166)	(144)	(1,310)
Total	(1,179)	(562)	(1,741)	(1,602)	(1,292)	(2,894)
Interest expense:
Deposits	44	(1,070)	(1,026)	(245)	(1,789)	(2,034)
Other borrowings	(267)	(353)	(620)	(503)	(244)	(747)
Total	(223)	(1,423)	(1,646)	(748)	(2,033)	(2,781)
Net interest income	$(956)	$861	$(95)	$(854)	$741	$(113)

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2011, 2010 and 2009. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
	Average balance	Interest	Yield/ cost	Average balance	Interest	Yield/ cost	Average balance	Interest	Yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Investment securities
Taxable (1)	$129,807	$2,748	2.12%	$104,474	$2,653	2.54%	$118,182	$4,191	3.55%
Tax-exempt(2)	66,854	3,576	5.35%	67,554	3,639	5.39%	67,396	3,685	5.47%
Loans receivable, net (3)	313,918	17,607	5.61%	339,698	19,380	5.71%	359,940	20,690	5.75%
Total interest-earning assets	510,579	23,931	4.69%	511,726	25,672	5.02%	545,518	28,566	5.24%
Non-interest-earning assets	67,461			65,877			61,135
Total	$578,040			$577,603			$606,653

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$178,364	$2,341	1.31%	$187,236	$3,249	1.74%	$215,159	$5,101	2.37%
Money market and NOW accounts	171,295	371	0.22%	162,437	471	0.29%	155,142	643	0.41%
Savings accounts	36,004	48	0.13%	31,754	66	0.21%	28,684	76	0.26%
Total deposits	385,663	2,760	0.72%	381,427	3,786	0.99%	398,985	5,820	1.46%
FHLB advances and other borrowings	68,929	1,899	2.76%	77,645	2,519	3.24%	92,855	3,266	3.52%
Total interest-bearing liabilities	454,592	4,659	1.02%	459,072	6,305	1.37%	491,840	9,086	1.85%
Non-interest-bearing liabilities	67,238			63,797			61,852
Stockholders' equity	56,210			54,734			52,961
Total	$578,040			$577,603			$606,653

Interest rate spread (4)			3.67%			3.65%			3.39%
Net interest margin (5)		$19,272	3.77%		$19,367	3.78%		$19,480	3.57%
Tax equivalent interest - imputed (2) (3)		1,345			1,321			1,300
Net interest income		$17,927			$18,046			$18,180

Ratio of average interest-earning assets to average interest-bearing liabilities		112.3%			111.5%			110.9%

(1)	Income on investment securities includes interest-bearing deposits in other financial institutions.
(2)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(3)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities held as of December 31, 2011 were issued by an individual issuer in excess of 10% of the Company’s stockholders’ equity, excluding U.S. federal agency obligations. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the Federal Home Loan Bank (“FHLB”). The Company’s mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”). The Company’s investments in certificates of deposits consists of FDIC-insured certificates of deposits with other financial institutions.

	As of December 31,
	2011	2010	2009
	(Dollars in thousands)
Investment securities:
U.S. federal agency obligations	$9,164	$22,187	$19,090
Municipal obligations tax-exempt	69,629	65,287	68,859
Municipal obligations taxable	19,135	4,188	1,343
Mortgage-backed securities	94,472	60,804	64,695
Common stocks	819	828	805
Pooled trust preferred securities	405	236	261
Certificates of deposits	4,590	14,159	6,515
Total available-for-sale investment securities, at fair value	$198,214	$167,689	$161,568

FHLB stock	4,850	6,364	6,237
FRB stock	1,761	1,759	1,754
Correspondent bank common stock	60	60	60
Total other securities, at cost	$6,671	$8,183	$8,051

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio, excluding common stocks, as of December 31, 2011. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate. The table includes scheduled principal payments and estimated prepayments for mortgage-backed securities. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2011
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. federal agency obligations	$3,831	1.17%	$4,329	0.73%	$1,004	5.50%	$-	0.00%	$9,164	1.44%
Municipal obligations tax-exempt	3,997	5.29%	20,476	5.09%	31,007	5.61%	14,149	6.07%	69,629	5.53%
Municipal obligations taxable	-	0.00%	8,737	1.76%	9,355	2.84%	1,043	3.98%	19,135	2.41%
Mortgage-backed securities	4,441	3.78%	88,394	2.36%	692	3.16%	945	2.38%	94,472	2.43%
Pooled trust preferred securities	-	0.00%	-	0.00%	-	0.00%	405	0.00%	405	0.00%
Certificates of deposits	1,710	0.69%	2,880	1.07%	-	0.00%	-	0.00%	4,590	0.93%
Total	$13,979	3.12%	$124,816	2.68%	$42,058	4.95%	$16,542	5.58%	$197,395	3.44%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance
One-to-four family residential real estate	$79,108	$79,631	$89,295	$104,369	$118,160
Construction and land	21,672	23,652	36,864	41,107	46,260
Commercial real estate	93,786	92,124	99,459	98,320	88,011
Commercial loans	57,006	57,286	61,347	63,387	66,292
Agriculture loans	39,052	38,836	38,205	43,144	41,292
Municipal loans	10,366	5,393	5,672	2,613	2,388
Consumer loans	13,584	14,385	16,922	16,383	17,464
Total gross loans	314,574	311,307	347,764	369,323	379,867
Net deferred loan costs, fees and loans in process	214	328	442	320	462
Allowance for loan losses	(4,707)	(4,967)	(5,468)	(3,871)	(4,172)
Loans, net	$310,081	$306,668	$342,738	$365,772	$376,157

Percent of total
One-to-four family residential real estate	25.2%	25.6%	25.7%	28.3%	31.1%
Construction and land	6.9%	7.6%	10.6%	11.1%	12.2%
Commercial real estate	29.8%	29.6%	28.6%	26.6%	23.2%
Commercial loans	18.1%	18.4%	17.6%	17.2%	17.4%
Agriculture loans	12.4%	12.5%	11.0%	11.7%	10.9%
Municipal loans	3.3%	1.7%	1.6%	0.7%	0.6%
Consumer loans	4.3%	4.6%	4.9%	4.4%	4.6%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2011. The table does not include unscheduled prepayments.

	As of December 31, 2011
	< 1 year	1-5 years	> 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate	$13,972	$30,336	$34,800	$79,108
Construction and land	19,815	1,340	517	21,672
Commercial real estate	19,417	41,322	33,047	93,786
Commercial loans	35,660	16,303	5,043	57,006
Agriculture loans	30,102	5,625	3,325	39,052
Municipal loans	1,230	5,580	3,556	10,366
Consumer loans	4,141	7,882	1,561	13,584
Total gross loans	$124,337	$108,388	$81,849	$314,574

The following table sets forth the dollar amount of all loans due after December 31, 2012 and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2011
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate	$27,149	$37,987	$65,136
Construction and land	966	891	1,857
Commercial real estate	23,997	50,372	74,369
Commercial loans	9,394	11,952	21,346
Agriculture loans	3,525	5,425	8,950
Municipal loans	9,136	-	9,136
Consumer loans	2,232	7,211	9,443
Total gross loans	$76,399	$113,838	$190,237

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). Under the original terms of the Company’s non-accrual loans as of December 31, 2011, interest earned on such loans for the years ended December 31, 2011, 2010 and 2009 would have increased interest income by $47,000, $217,000 and $794,000, respectively, if included in the Company’s interest income for those years.

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Total non-accrual loans	$1,419	$4,817	$11,830	$5,748	$10,037
Accruing loans over 90 days past due	-	-	-	-	-
Non-performing investments	1,104	1,125	1,528	-	-
Real estate owned	2,264	3,194	1,129	1,934	492
Total non-performing assets	$4,787	$9,136	$14,487	$7,682	$10,529

Total non-performing loans to total gross loans	0.45%	1.55%	3.45%	1.56%	2.64%
Total non-performing assets to total assets	0.80%	1.63%	2.48%	1.28%	1.74%
Allowance for loan losses to non-performing loans	331.71%	103.11%	46.22%	67.35%	41.57%

The Company’s non-accrual loans decreased $10.4 million from December 31, 2009 to December 31, 2011 primarily as a result of the charge-off of two loans which were placed on non-accrual during 2009. These two loans consisted of a $4.3 million construction loan and a $2.4 million commercial agriculture loan and were primarily responsible for the increase in the Company’s non-accrual loans during 2009. During 2010, the Company charged off the remaining balance of $2.3 million associated with the commercial agriculture loan and $3.3 million of the construction loan. The remaining $1.0 million balance of the construction loan was charged-off in 2011. The decline in non-accrual loans during 2008 was primarily the result of the collection of the outstanding balances of two loan relationships totaling $3.0 million and increased charge-offs on balances in non-accrual status at December 31, 2007.

The decline in real estate owned during 2011 was primarily related to recording a charge of $517,000 to reflect declines in the fair value of certain real estate owned assets and from the sales of residential properties. During 2010, real estate owned increased by $2.1 million primarily as the result of foreclosure on loans that were non-performing at December 31, 2009. The increase was primarily the result of the foreclosure on a residential subdivision development as the Company took possession of the real estate after the development slowed and the borrower was unable to comply with the contractual terms of the loan and a loan settlement where the Company took possession of a commercial real estate building. The remaining increase in other real estate was from foreclosures on residential properties. As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section, the Company believes its allowance for loan losses is adequate based on the evaluation of the loan portfolio’s inherent risk as of December 31, 2011.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balances at beginning of year	$4,967	$5,468	$3,871	$4,172	$4,030
Provision for loan losses	2,000	5,900	3,300	2,400	255
Charge-offs:
One-to-four family residential real estate	(110)	(387)	(153)	(1,439)	(16)
Construction and land	(1,173)	(3,474)	(330)	(453)	(29)
Commercial real estate	(434)	(96)	(17)	-	-
Commercial loans	(590)	(8)	(1,404)	(728)	(12)
Agriculture loans	(1)	(2,327)	-	-	-
Consumer loans	(132)	(178)	(122)	(149)	(147)
Total charge-offs	(2,440)	(6,470)	(2,026)	(2,769)	(204)
Recoveries:
One-to-four family residential real estate	41	10	6	2	3
Construction and land	4	-	200	-	-
Commercial real estate	37	-	-	-	-
Commercial loans	14	17	72	9	25
Agriculture loans	35	10	-	-	-
Consumer loans	49	32	45	57	63
Total recoveries	180	69	323	68	91
Net charge-offs	(2,260)	(6,401)	(1,703)	(2,701)	(113)
Balances at end of year	$4,707	$4,967	$5,468	$3,871	$4,172

Allowance for loan losses as a percent of total gross loans outstanding	1.50%	1.60%	1.57%	1.05%	1.10%
Net loans charged off as a percent of average net loans outstanding	0.74%	1.93%	0.48%	0.72%	0.03%

During 2011, the Company’s net loan charge-offs decreased to $2.3 million compared to $6.4 million during 2010. The increased net loan charge-offs in 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan and resulted in a $3.3 million charge-off in 2010. Although legal efforts to collect payment from the guarantor continue, we charged-off the remaining $1.0 million balance on this loan during the 2011 due to additional delays associated with the litigation. Also during 2010, the Company charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting attempts for collection. The remaining loan charge-offs during 2011 were principally associated with a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which was charged down to estimated fair value after we acquired ownership of the property securing the loans during 2011. The commercial real estate property was sold during 2011 without incurring any further losses. The 2009 charge-offs were primarily related to a commercial loan relationship that was liquidated in bankruptcy. The increase in the 2008 one-to-four family residential real estate charge-offs is primarily from the liquidation of a pool of non-owner-occupied, one-to-four family residential loans, made to a single entity in the Kansas City, Missouri area. The loans were secured by houses located in deteriorating neighborhoods and originally obtained as part of an acquisition and are not representative of the quality and performance of the remaining one-to-four family residential mortgage loan portfolio. The loans were sold in early 2009.

The distribution of the Company’s allowance for losses on loans at the dates indicated and the percent of loans in each category to total loans is summarized in the following table. This allocation reflects management’s judgment as to risks inherent in the types of loans indicated, but in general the Company’s total allowance for loan losses included in the table is not restricted and is available to absorb all loan losses. The amount allocated in the following table to any category should not be interpreted as an indication of expected actual charge-offs in that category.

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate	$560	25.2%	$395	25.6%	$625	25.7%	$672	28.3%	$1,189	31.1%
Construction and land	928	6.9%	1,193	7.6%	1,326	10.6%	833	11.1%	879	12.2%
Commercial real estate	1,791	29.8%	1,571	29.6%	705	28.6%	701	26.6%	574	23.2%
Commercial loans	745	18.1%	1,173	18.4%	623	17.6%	1,121	17.2%	859	17.5%
Agriculture loans	433	12.4%	397	12.5%	2,103	11.0%	415	11.7%	398	10.9%
Municipal loans	130	3.3%	99	1.7%	-	1.6%	-	0.7%	-	0.6%
Consumer loans	120	4.3%	139	4.6%	86	4.9%	129	4.4%	273	4.5%
Total	$4,707	100.0%	$4,967	100.0%	$5,468	100.0%	$3,871	100.0%	$4,172	100.0%

The increase in the allocation of the allowance for loan losses on one-to-four family residential real estate loans during 2011 was related to an increase in non-accrual one-to-four family residential real estate loans during 2011, while the decline between December 31, 2007 and December 31, 2010 was primarily the result of the decline in the outstanding balances in our one-to-four family residential loan portfolio and also from the 2008 charge-off associated with one loan relationship on a pool of non-owner occupied, one-to-four family residential real estate loans in the Kansas City, Missouri area which had a specific reserve associated with the balance at December 31, 2007. The allocation of the allowance for loan losses on construction and land loans declined in each of 2010 and 2011 as a result of a decline in outstanding loan balances as well increased charge-offs. The increase in the 2009 and decline in the 2010 allocation of the allowance for loan losses on agriculture loans was primarily related to a $2.3 million commercial agriculture loan that was impaired during 2009 and charged off in 2010. The increases in the allocation for commercial real estate was related primarily to declines in the estimated fair value of certain collateral dependent impaired loans, increased historical charge-offs and management’s judgment to increase the risk factors used to determine the allowance for loan losses. The allowance for loan losses is discussed in more detail in the “Non-performing Assets” and “Asset Quality and Distribution” sections. We believe the Company’s allowance for loan losses continues to be adequate based on the Company’s evaluation of the loan portfolio’s inherent risk as of December 31, 2011.

V. Deposits

The following table presents the maturities of jumbo certificates of deposit (amounts of $100,000 or more) at December 31, 2011 and 2010:

(Dollars in thousands)	As of December 31,
	2011	2010
Three months or less	$20,913	$15,641
Over three months through six months	28,613	8,461
Over six months through 12 months	10,681	10,166
Over 12 months	3,167	15,122
Total	$63,374	$49,390

VI. Return on Equity and Assets

	As of or for the years ended December 31,
	2011	2010	2009
Return on average assets	0.78%	0.35%	0.54%
Return on average equity	7.98%	3.73%	6.18%
Equity to total assets	9.88%	9.58%	9.23%
Dividend payout ratio	44.72%	92.31%	55.27%

ITEM 1A. RISK FACTORS

An investment in our securities is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our securities could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Difficult economic and market conditions have adversely affected our industry.

Difficult conditions in the housing market over the past few years, with decreased home prices and increased delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States. Difficult economic conditions, reduced availability of commercial credit and heightened levels of unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in write-downs. Concerns over the economy, both by financial institutions and prospective borrowers, have resulted in decreased lending by many financial institutions to their customers and to each other. These economic conditions have led to heightened commercial and consumer delinquencies, lack of customer confidence, increased market volatility and inconsistent general business activity. Financial institutions have also generally experienced decreased access to certain liquidity sources. The resulting economic pressure on consumers and businesses has adversely affected our industry and may adversely affect our business, results of operations and financial condition. If these conditions worsen, or fail to improve significantly, they may exacerbate the adverse effects of these market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We may face further increased regulation of our industry, especially in light of the myriad regulations passed, and yet to be passed, pursuant to the Dodd-Frank Act, and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
•	Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.
•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.
•	The value of the portfolio of investment securities that we hold may be adversely affected.
•	We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite the loans become less predictive of future behaviors.
•	Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties on favorable terms, or at all, could be adversely affected by disruptions in the capital markets or other events, including deteriorating investor expectations.
•	We expect to face increased capital requirements, both at the Company level and at the Bank level. In this regard, the Collins Amendment to the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, have announced an agreement to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III. We expect U.S. banking authorities to follow the lead of Basel III and require all U.S. banking organizations to maintain significantly higher levels of capital, which may limit our ability to pursue business opportunities and adversely affect our results of operations and growth prospects.
•	Declines in our stock price, as well as changes to other risk factors discussed herein, could result in impairment of our goodwill which would have an adverse effect on our earnings.

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

Recent economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  In recent years the U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

This environment has subjected financial institutions to additional restrictions, oversight and costs.  In addition, new legislative and regulatory proposals continue to be introduced that could further substantially increase oversight of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.  If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

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

On July 21, 2010, the Dodd-Frank Act was signed into law, which requires significant changes to the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

Ultimately, the Dodd-Frank Act will, among other things, impose new capital requirements on bank holding companies; change the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raise the current standard deposit insurance limit to $250,000; and expand the FDIC’s authority to raise insurance premiums.  The legislation also called for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorized the Federal Reserve to limit interchange fees payable on debit card transactions, established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contained provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also included provisions that have affected, and will further affect in the future, corporate governance and executive compensation at all publicly-traded companies.

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

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.  Our management continues to stay abreast of developments with respect to the Dodd-Frank Act, many provisions of which will continue to be phased-in over the next several months and years, and continues to assess its impact on our operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, cannot be quantified at this time.

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

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which is a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently supported by the U.S. federal banking agencies. As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019. However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain. As agreed to, Basel III would require, among other things: (i) an increase in the minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5%. Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to position banking organizations to absorb losses during periods of financial and economic stress. Basel III also calls for certain items that are currently included in regulatory capital to be deducted from common equity and Tier 1 capital. The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards for all banking organizations.

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

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by U.S. government sponsored entities.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations has negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

The soundness of other financial institutions could negatively affect us.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of the difficulties or failures of other banks, which would increase the capital we need to support our growth.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered appropriate by management to absorb loan losses that are inherent in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan loses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2011 and 2010, our allowance for loan losses as a percentage of total loans was 1.50% and 1.60%, respectively, and as a percentage of total non-performing loans was 331.71% and 103.11%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations. The increased levels of provision for loan losses experienced during recent years, as compared to historical levels, may continue for some period of time.

Declines in value may adversely impact the carrying amount of our investment portfolio and result in other-than-temporary impairment charges.

As of December 31, 2011, we had two investments in pooled trust preferred securities with an aggregate par value of $2.0 million and a book value of $1.1 million after recording other-than-temporary impairment charges of $854,000 in 2009. The remaining unrealized non-credit related losses on these two securities totaled approximately $699,000 at December 31, 2011. We may be required to record additional impairment charges on our investment securities if they suffer further declines in value that are considered other-than-temporary. If the credit quality of the securities in our investment portfolio further deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2011, we had $88.8 million of municipal securities, which represented 44.8% of our total securities portfolio. Since the economic crisis unfolded in 2008, several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $79.1 million and $79.6 million, or 25.2% and 25.6%, of our loan portfolio at December 31, 2011 and 2010, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

The effects of the mortgage market challenges of recent years, combined with depressed residential real estate market prices and historically lower levels of home sales, has the potential to adversely affect our one-to-four family residential mortgage portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.

The Bank may be required to repurchase mortgage loans in some circumstances, which could harm our liquidity, results of operations and financial condition.

When the Bank sells mortgage loans, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our sales agreements require us to repurchase mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans comprised $57.0 million and $57.3 million, or 18.1% and 18.4%, of our loan portfolio at December 31, 2011 and 2010, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agricultural loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

We originate agricultural operating loans. At both December 31, 2011 and 2010, these loans totaled $33.4 million, or 10.7% of our total loan portfolio. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2011 and 2010, agricultural real estate loans totaled $5.6 million and $5.4 million, or 1.7% and 1.8% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

As part of our general strategy, we may acquire banks, branches and related businesses that we believe provide a strategic fit with our business. In the past, we have acquired a number of local banks and branches and, to the extent that we grow through future acquisitions, including our announced acquisition of a bank with approximately $35 million in assets located in Wellsville, Kansas, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

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

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of non-performing assets would have an adverse impact on net interest income.

Rising interest rates will result in a decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income and reduce total stockholders' equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, fails to improve meaningfully, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of non-performing loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Most of our loans are commercial, real estate, or agriculture loans, each of which is subject to distinct types of risk. To reduce the lending risks we face, we generally take a security interest in borrowers’ property for all three types of loans. In addition, we sell certain residential real estate loans to third parties. Nevertheless, the risk of non-payment is inherent in all three types of loans and if we are unable to collect amounts owed, it may materially affect our operations and financial performance. For a more complete discussion of our lending activities see Item 1 of this Annual Report on Form 10-K.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2011, our non-performing loans (which consist of nonaccrual loans and loans past due 90 days or more and still accruing interest) totaled $1.4 million, or 0.45% of our loan portfolio, and our non-performing assets (which include non-performing loans plus non-performing investments and real estate owned) totaled $4.8 million, or 0.80% of total assets. In addition, we had $2.2 million in accruing loans that were 30-89 days delinquent as of December 31, 2011.

Our non-performing assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These non-performing loans and other real estate also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial, construction, land and residential) is a large portion of our loan portfolio. These categories were $194.6 million, or approximately 61.9% of our total loan portfolio as of December 31, 2011, as compared to $195.4 million, or approximately 62.8%, as of December 31, 2010. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. In particular, if the general declines in values that have occurred in the past few years in the residential and commercial real estate markets continue, particularly within our market area, the value of collateral securing our real estate loans could decline further. In light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience additional deterioration resulting from the downturn in credit performance by our real estate loan customers.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed.

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

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency as well as enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

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

System failure or breaches of our network security, including with respect to our internet banking activities, could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use in our operations and internet banking activities could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. Any interruption in, or breach in security of, our computer systems and network infrastructure could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has 21 locations in 16 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott, Garden City, Great Bend (2), Hoisington, Junction City, LaCrosse, Lawrence (2), Louisburg, Osage City, Osawatomie, Paola, Topeka (2) and Wamego, Kansas. The Company owns its main office in Manhattan, Kansas and 18 branch offices and leases two branch offices. The Company leases one of the two Topeka, Kansas locations and the Wamego, Kansas branch. The Company also leases a parking lot for one of the branch offices it owns. In January 2012, the Company entered into an agreement to purchase a bank in Wellsville, Kansas with one branch, and, following consummation of the purchase, will own the real estate associated with such branch.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol "LARK" since 2001. At December 31, 2011, the Company had approximately 380 owners of record and approximately 705 beneficial owners of our common stock. Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years. Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2011 and 2010.

Year ended December 31, 2011	High	Low	Cash dividends paid
First Quarter	$16.90	$14.43	$0.1810
Second Quarter	15.95	14.68	0.1810
Third Quarter	15.24	14.33	0.1810
Fourth Quarter	$21.48	$14.54	$0.1810

Year ended December 31, 2010	High	Low	Cash dividends paid
First Quarter	$16.32	$13.05	$0.1723
Second Quarter	16.76	14.38	0.1723
Third Quarter	15.70	13.69	0.1723
Fourth Quarter	$16.41	$13.71	0.1723

The Company’s ability to pay dividends is largely dependent upon the dividends it receives from the Bank. The Company and the Bank are subject to regulatory limitations on the amount of cash dividends they may pay. See “Business – Supervision and Regulation – The Company – Dividends” and “Business - Supervision and Regulation – The Bank – Dividend Payments” for a more detailed description of these limitations.

In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our outstanding common stock. Unless terminated earlier by resolution of the Board of Directors, the May 2008 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2011, there were 108,006 shares remaining to repurchase under the plan. The Company did not repurchase any shares during the quarter ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$598,240	$561,506	$584,167	$602,214	$606,455
Loans, net	310,081	306,668	342,738	365,772	376,157
Investment securities	204,885	175,872	169,619	171,297	164,724
Cash and cash equivalents	17,501	9,735	12,379	13,788	14,739
Deposits	454,134	431,314	438,595	439,546	452,652
Borrowings	76,597	70,301	82,183	104,366	93,088
Stockholders’ equity	$59,120	$53,817	$53,895	$51,406	$52,296

Selected Operating Data:
Interest income	$22,586	$24,351	$27,266	$31,647	$35,551
Interest expense	4,659	6,305	9,086	13,615	17,868
Net interest income	17,927	18,046	18,180	18,032	17,683
Provision for loan losses	2,000	5,900	3,300	2,400	255
Net interest income after provision for loan losses	15,927	12,146	14,880	15,632	17,428
Non-interest income	8,901	9,140	8,436	7,045	5,916
Investment securities gains (losses), net	114	172	(952)	497	-
Non-interest expense	19,954	20,030	18,946	17,511	16,639
Earnings before income taxes	4,988	1,428	3,418	5,663	6,705
Income tax expense (benefit)	504	(615)	146	1,110	1,303
Net earnings	$4,484	$2,043	$3,272	$4,553	$5,402
Earnings per share (1):
Basic	$1.61	$0.74	$1.19	$1.64	$1.83
Diluted	1.61	0.74	1.19	1.63	1.81
Dividends per share (1)	0.72	0.69	0.66	0.63	0.60
Book value per common share outstanding (1)	$21.24	$19.44	$19.64	$18.72	$17.91

Other Data:
Return on average assets	0.78%	0.35%	0.54%	0.75%	0.90%
Return on average equity	7.98%	3.73%	6.18%	8.98%	10.78%
Equity to total assets	9.88%	9.58%	9.23%	8.54%	8.62%
Net interest rate spread (2)	3.67%	3.65%	3.39%	3.25%	3.15%
Net interest margin (2)	3.77%	3.78%	3.57%	3.51%	3.47%
Non-performing assets to total assets	0.80%	1.63%	2.48%	1.28%	1.74%
Non-performing loans to total gross loans	0.45%	1.55%	3.45%	1.56%	2.64%
Allowance for loan losses to total gross loans	1.50%	1.60%	1.57%	1.05%	1.10%
Dividend payout ratio	44.72%	92.31%	55.27%	38.10%	32.70%
Number of full service banking offices	21	21	21	20	20

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2011, 2010, 2009, 2008 and 2007.
(2)	Presented on a taxable equivalent basis, using a 34% federal tax rate.

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

Landmark National Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Although not our primary business function, we do invest in certain investment and mortgage-related securities using deposits and other borrowings as funding sources.

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. While net interest income has remained relatively flat for the past three years, our results have been affected by certain non-interest related items, including variances in the provision for loan losses. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, federal deposit insurance costs, data processing expenses and provision for loan losses.

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

Currently, our business consists of ownership of Landmark National Bank, with its main office in Manhattan, Kansas and twenty branch offices in eastern, central and southwestern Kansas. In January 2012, we entered into an agreement to purchase a bank in Wellsville, Kansas with approximately $31.5 million in deposits and $15.6 million in loans, which will be merged into Landmark National Bank upon the anticipated closing of the acquisition during second quarter of 2012.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of real estate owned, the valuation of investment securities, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management.

We perform periodic and systematic detailed reviews of our lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects our estimate of the collectability of the loan portfolio. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results. Additional explanation of the methodologies used in establishing this allowance are provided in the “Asset Quality and Distribution” section.

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

The Company has classified its investment securities portfolio as available-for-sale, with the exception of certain investments held for regulatory purposes. The Company carries its available-for-sale investment securities at fair value and employs valuation techniques which utilize quoted prices or observable inputs when those inputs are available. These observable inputs reflect assumptions that market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions, based on the best information available in the circumstances. These valuation methods typically involve estimated cash flows and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs). Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes, until realized. Purchase premiums and discounts on investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method. Realized gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

The Company performs quarterly reviews of the investment portfolio to determine if any investment securities have any declines in fair value which might be considered other-than-temporary. The initial review begins with all securities in an unrealized loss position. The Company’s assessment of other-than-temporary impairment is based on its judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. Credit-related impairments on debt securities are recorded through a charge to earnings. If an equity security is determined to be other-than-temporarily impaired, the entire impairment is recorded through a charge to earnings.

We have completed several business and asset acquisitions, which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by our management. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations. The initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable tangible and intangible assets acquired and liabilities assumed. Valuation of intangible assets is generally based on the estimated cash flows related to those assets. Performing discounted cash flow analyses involves the use of estimates and assumptions. Useful lives are based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including the historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, we have identified purchase accounting, and the subsequent impairment testing of goodwill and intangible assets, as a critical accounting policy.

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods to determine the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value. The Company performed a step one impairment test as of December 31, 2011 by comparing the implied fair value of the Company’s single reporting unit to its carrying value. Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s step one impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

Intangible assets include core deposit intangibles and mortgage servicing rights. Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset carrying value, using estimates of undiscounted future cash flows over the asset’s remaining life. Any impairment loss is measured by the excess of carrying value over fair value. Mortgage servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets, primarily one-to-four family real estate loans. Mortgage servicing rights are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are recorded at the lower of amortized cost or estimated fair value, and are evaluated for impairment based upon the fair value of the retained rights as compared to amortized cost.

The objective of accounting for income taxes is to recognize the taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns. The Company recognizes an income tax position only if it is more likely than not that it will be sustained upon IRS examination, based upon its technical merits. Once that standard is met, the amount recorded will be the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings. The Company assesses it deferred tax assets to determine if the items are more likely than not to be realized and a valuation allowance is established for any amounts that are not more likely than not to be realized. Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

SUMMARY OF PERFORMANCE. Net earnings for 2011 increased $2.4 million, or 119.5%, to $4.5 million as compared to 2010. The improvement in net earnings was primarily the result of a $3.9 million decrease in our provision for loan losses. Also contributing to the increased 2011 net earnings was a $76,000 decline in non-interest expense. Partially offsetting those items were declines of $239,000 in non-interest income, $119,000 in net interest income and $58,000 in investment securities gains. Our provision for loan losses decreased to $2.0 million in 2011 from $5.9 million in 2010 due to improvements in our asset quality, as demonstrated through lower levels of non-performing loans and reduced charge-offs. Our non-interest income declined as a result of lower gains on sales of loans as the volume of loans sold in the secondary market declined in 2011 relative to 2010 as well as a higher mortgage repurchase reserve provision recorded in 2011 than 2010.

Net interest income for 2011 decreased slightly to $17.9 million, or 0.7% lower than 2010. Our net interest margin, on a tax equivalent basis, decreased slightly from 3.78% during 2010 to 3.77% in 2011. Average interest-earning assets declined slightly from $511.7 million during 2010 to $510.6 million for 2011. The decrease in net interest income and net interest margin was primarily a result of our interest-earnings assets and interest-bearing liabilities repricing lower in the current rate environment. During 2011, we experienced a decline in the yields on our investment securities and loan portfolio which was not completely offset by lower rates on our deposits and borrowings. In addition, we maintained higher average balances of investment securities during 2011 and lower average balances of loans. Our investments balances increased as we invested excess liquidity from higher deposit and lower loan balances. The decline in our average loan balances was the result of multiple factors, including our decision to reduce exposure to construction and land loans, reduced loan demand from our customers. It is unlikely that we will be able to increase our net interest margin from current levels in the near term and may see a decline as we currently expect to reinvest our future cash flows into lower yielding investments and we may not be able to renew our current loans at the same rates.

We distributed a 5% stock dividend for the eleventh consecutive year in December 2011. All per share and average share data in this section reflect the 2011 and 2010 stock dividends.

Interest Income. Interest income for 2011 decreased $1.8 million, or 7.3%, to $22.6 million from $24.4 million for 2010. Interest income on loans decreased $1.8 million, or 9.4%, to $17.4 million for 2011, due to lower average balances, which decreased from $339.7 million in 2010 to $313.9 million in 2011, and, to a lesser extent, a decrease in the average tax equivalent yield on loans from 5.71% during 2010 to 5.61% during 2011. Interest income on investment securities increased $40,000, or 0.8%, to $5.1 million for 2011 due to higher average balances. Average investment securities increased from $172.0 million for 2010, to $196.7 million for 2011, while the average tax equivalent yield on our investment securities decreased from 3.66% during 2010 to 3.22% during 2011. The yield on our investment securities declined as a result of reinvesting the portfolio’s cash flows into lower yielding investment securities in the current low interest rate environment.

Interest Expense. Interest expense for 2011 decreased $1.6 million, or 26.1%, to $4.7 million from $6.3 million for 2010. Interest expense on deposits decreased $1.0 million to $2.8 million, or 27.1%, from $3.8 million in 2010, primarily as a result of lower rates on our maturing certificates of deposit and lower rates on savings, money market and NOW accounts. Our total cost of deposits declined from 0.99% during 2010 to 0.72% during 2011 while our average interest-bearing deposit balances increased from $381.4 million in 2010 to $385.7 million in 2011. The low interest rate environment has allowed us to reduce the rates paid on savings, money market and NOW accounts while generally maintaining our balances. Our higher cost certificate of deposit balances declined during 2011 as we priced our offering rates on new or maturing certificates of deposit to reflect the continued reduction in market rates. Average certificate of deposit balances declined from $187.2 million in 2010 to $178.4 million in 2011. During 2011, interest expense on borrowings decreased $620,000, or 24.6%, due to lower rates and average outstanding borrowings. Our cost of borrowing declined from 3.24% in 2010 to 2.76% in 2011, while our average outstanding borrowings declined from $77.6 million during 2010 to $68.9 million during 2011.

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

Net interest income for 2011 decreased $119,000, to $17.9 million, while our net interest income, on a tax equivalent basis, decreased $95,000 over the same periods. Our net interest margin decreased from 3.78% for 2010 to 3.77% for 2011. The decrease in net interest income and net interest margin was primarily a result of our interest-earning assets and interest-bearing liabilities repricing lower in the current rate environment. During 2011, we experienced a decline in the yields on our investment securities and loan portfolio which was not completely offset by lower rates on our deposits and borrowings. In addition, we maintained higher average balances of investment securities and lower average balances of loans during 2011.

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

Our provision for loan losses declined from $5.9 million during 2010 to $2.0 million during 2011. The provision for loan losses declined due to improvements in our asset quality, as evidenced by our lower levels of non-performing loans and decreased loan charge-offs. During 2011, we had net loan charge-offs of $2.3 million compared to $6.4 million during 2010. The increased net loan charge-offs in 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan. During 2010, we charged the loan down $3.3 million due to the decline in value of the collateral. Although legal efforts to collect payment from the guarantor continue, we charged-off the remaining $1.0 million balance on this loan during 2011 due to additional delays associated with the litigation. Also during 2010, we charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting our collection attempts. The remaining loan charge-offs during 2011 were principally associated with a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which was charged down to estimated fair value after we acquired ownership of the property securing the loans during 2011. The commercial real estate property was sold during 2011 without incurring any further losses. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Non-interest income decreased $239,000, or 2.6%, for 2011, to $8.9 million, as compared to $9.1 million in 2010. The decline in non-interest income was the result of a $671,000 decline in gains on sales of loans as our volume of residential real estate loans that were sold in the secondary market was lower in 2011 as compared 2010 as well as a higher mortgage repurchase reserve provision recorded in 2011 than 2010. Partially offsetting the lower gains on sales of loans were increases of $180,000 in fees and service charges, $164,000 in other non-interest income and $88,000 in bank owned life insurance income. Our fees and service charges increased as a result of a higher volume of fees and service charges received on our deposit accounts and increased servicing fee income. During 2010, we introduced a rewards program for our deposit customers that promoted debit card usage and other customer activity which generated additional non-interest income. We anticipate our rewards program will offset some of the reductions in future non-interest income projected as a result of recent changes in debit card and overdraft regulations. Other non-interest income increased primarily as a result of gains on sales of other real estate while our bank owned life insurance income increased as a result of purchasing $2.5 million in additional life insurance policies in January 2011.

InVESTMENT SECURITIES GAINS (LOSSES). During 2011, we recognized $186,000 in gains on sales of investment securities as a result of selling approximately $4.7 million of short-term, tax-exempt municipal investment securities and reinvesting the proceeds in longer-term, tax-exempt municipal investment securities as we capitalized on the steepness of the municipal yield curve. Partially offsetting the gains was $72,000 of other-than-temporary impairment losses that we recorded on common stock investment securities during 2011. During 2010, we realized $563,000 of gains on sales of investment securities resulting from the sale of $10.1 million of high-quality mortgage-backed investment securities, as we capitalized on what we believed to be premium pricing that existed in the markets for these types of securities at the time. Also during 2010, we recorded a credit-related, other-than-temporary impairment loss of $242,000 for the remaining cost basis of one of our three investments in pooled trust preferred investment securities in addition to a $9,000 other-than-temporary impairment loss on a common stock investment.

Non-interest Expense. Non-interest expense decreased $76,000, or 0.4%, to $20.0 million during 2011. The decrease in non-interest expense was primarily driven by a $258,000 decline in federal deposit insurance premiums due to lower assessment rates beginning in the second quarter of 2011, as well as decreases of $126,000 in data processing, $111,000 in foreclosure and real estate owned expenses, $82,000 in compensation and benefits and $63,000 in advertising. Our data processing costs declined as a result of renewing our contract at lower rates, while our foreclosure and real estate owned expense declined as a result of lower foreclosure related costs. Our compensation and benefits declined as a result of fewer employees and the reduction in advertising expense was part of a change in our marketing strategy. Those lower expenses were almost offset by the $603,000 increase in professional fees, primarily related to consultants who were engaged to help us review internal processes and procedures to identify opportunities to improve financial performance.

INCOME TAXES. During 2011, we recorded income tax expense of $504,000, an effective tax rate of 10.1%, compared to an income tax benefit of $615,000 in 2010. The higher effective tax rate in 2011 was driven by an increase in taxable income compared to 2010, while tax-exempt investment income and bank owned life insurance income remained similar between the years.

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

Our net interest margin, on a tax equivalent basis, increased from 3.57% for 2009 to 3.78% for 2010. The increase in net interest margin was primarily a result of maintaining the yields on our loan portfolio while our deposits and FHLB advances repriced lower. While our net interest margin increased, our average interest-earning asset balances declined over the same periods. The decline in average interest-earning assets was a result of a decline in our outstanding loan balances and our decision not to reinvest excess liquidity into lower yielding investments and instead reducing higher cost liabilities. The decline in our loan balances was the result of multiple factors, including our decision to reduce exposure to construction and land loans, reduced loan demand from our customers, increased loan charge-offs and normal run-off in our one-to-four-family residential real estate loans.

Interest Income. Interest income for 2010 decreased $2.9 million, or 10.7%, to $24.4 million from $27.3 million for 2009. The decline in interest income was primarily the result of a decline in average interest-earning assets and lower yields on our investment securities as a result of reinvesting the portfolio’s cash flows into the lower yielding investment securities that were available in the lower interest rate environment of 2010. Interest income on loans decreased $1.3 million, or 6.5%, to $19.2 million for 2010, due to lower average balances, which decreased from $359.9 million in 2009 to $339.7 million in 2010 and to a lesser extent, a decrease in the average tax equivalent yield on loans from 5.75% during 2009 to 5.71% during 2010. Interest income on investment securities decreased $1.6 million, or 23.7%, to $5.1 million for 2010 due to lower yields and average balances. The average tax equivalent yield on our investment securities decreased from 4.24% during 2009 to 3.66% during 2010. Average investment securities decreased from $185.6 million for 2009, to $172.0 million for 2010 as we used some of our investment portfolio cash flows to reduce higher cost FHLB borrowings during 2010.

Interest Expense. Interest expense for 2010 decreased $2.8 million, or 30.6%, to $6.3 million from $9.1 million for 2009. Interest expense on deposits decreased $2.0 million to $3.8 million, or 35.0%, from $5.8 million in 2009, primarily as a result of lower rates on our maturing certificates of deposit and lower rates on savings, money market and NOW accounts. Our total cost of deposits declined from 1.46% during 2009 to 0.99% during 2010 while our average interest-bearing deposit balances decreased from $399.0 million in 2009 to $381.4 million in 2010. The lower interest rate environment of 2010 allowed us to reduce the rates paid on savings, money market and NOW accounts while generally maintaining our balances. Our higher cost certificate of deposit balances declined during 2010 as we priced our offering rates on new or maturing certificates of deposit to reflect our reduced need for funding. Average certificate of deposit balances declined from $215.2 million in 2009 to $187.2 million in 2010. During 2010, interest expense on borrowings decreased $747,000, or 22.9%, due to lower rates and average outstanding borrowings. Our cost of borrowing declined from 3.52% in 2009 to 3.24% in 2010, while our average outstanding borrowings declined from $92.9 million during 2009 to $77.6 million during 2010.

NET INTEREST INCOME. Net interest income for 2010 decreased $134,000, to $18.0 million, while our net interest income, on a tax equivalent basis, decreased $113,000 over the same periods. Our net interest margin increased from 3.57% in 2009 to 3.78% for 2010. The increase in net interest margin occurred primarily because we were able to reduce our costs of funding by more than our yields declined on our interest earning assets as our interest earning assets and liabilities continued to reprice lower. During 2010 we were generally able to maintain yields on our loans while the yields on our investment securities and costs of deposits declined. Our cost of borrowings also declined as some of our higher cost FHLB borrowings matured during 2010. However, the improvement in net interest margin was not enough to offset our lower levels of average interest-earning assets which declined from $545.5 million in 2009 to $511.7 million in 2010.

Provision for Loan Losses. Our provision for loan losses during 2010 increased $2.6 million to $5.9 million, compared to a provision of $3.3 million during 2009, primarily as a result of a $4.7 million increase in our net loan charge-offs during 2010. The increased net loan charge-offs in 2010 were primarily related to the charge-off of $3.3 million of a previously identified and impaired construction loan totaling $4.3 million, which experienced a significant decline in the appraised value of the collateral securing the loan. Also during 2010, we charged-off the remaining $2.3 million balance on a commercial agriculture loan after exhausting our collection attempts. The commercial agriculture loan charge-off exceeded the reserves in the allowance for loan losses by $242,000.

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

Non-interest Expense. Non-interest expense increased $1.1 million, or 5.7%, to $20.0 million during 2010, as compared to $18.9 million during 2009. The increase in non-interest expense was primarily due to increases of $452,000 in compensation and benefits, $355,000 in foreclosure and real estate owned expense, $153,000 in professional fees, $137,000 in advertising and $101,000 in data processing. Annual increases in salary and the May 2009 acquisition of a branch in Lawrence, Kansas contributed to the increase in compensation and benefits expense in 2010 compared to 2009. Our increase in foreclosure and real estate owned expense was a result of higher real estate owned balances and from a $135,000 increase in our provision to record valuation allowances to reflect declines in the fair value of certain real estate owned assets from 2009 to 2010. The increase in professional fees was primarily the result of legal action to pursue the guarantor of a construction loan which was partially charged-off in 2010 and fully charged-off in 2011. The higher advertising and data processing costs reflect costs associated with customer rewards program.

INCOME TAXES. During 2010, we recorded an income tax benefit of $615,000 compared to income tax expense of $146,000, or an effective tax rate of 4.3%, during 2009. The decline in effective tax rate was driven by lower taxable income while our tax-exempt investment income and bank owned life insurance income remained similar between the years.

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$5,561	$5,707	$5,691	$5,627
Interest expense	1,247	1,172	1,140	1,100
Net interest income	4,314	4,535	4,551	4,527
Provision for loan losses	400	700	500	400
Net interest income after provision for loan losses	3,914	3,835	4,051	4,127
Non-interest income	2,037	2,108	2,381	2,375
Investment securities gains (losses), net	-	-	167	(53)
Non-interest expense	4,831	5,227	4,673	5,223
Earnings before income taxes	1,120	716	1,926	1,226
Income tax expense (benefit)	142	(6)	437	(69)
Net earnings	$978	$722	$1,489	$1,295
Earnings per share (1):
Basic	$0.35	$0.26	$0.53	$0.47
Diluted	$0.35	$0.26	$0.53	$0.47

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$6,292	$6,219	$6,039	$5,801
Interest expense	1,724	1,647	1,570	1,364
Net interest income	4,568	4,572	4,469	4,437
Provision for loan losses	700	4,000	500	700
Net interest income after provision for loan losses	3,868	572	3,969	3,737
Non-interest income	1,765	2,276	2,388	2,711
Investment securities gains (losses), net	563	(140)	(251)	-
Non-interest expense	4,808	4,772	4,762	5,688
Earnings (loss) before income taxes	1,388	(2,064)	1,344	760
Income tax expense (benefit)	245	(1,017)	241	(84)
Net earnings (loss)	$1,143	$(1,047)	$1,103	$844
Earnings (loss) per share (1):
Basic	$0.42	$(0.38)	$0.40	$0.30
Diluted	$0.42	$(0.38)	$0.40	$0.30

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2011 and 2010.

FINANCIAL CONDITION. Our asset quality and performance have been affected by the general economic conditions including difficult credit markets, depressed residential and commercial real estate values, generally depressed consumer confidence, heightened unemployment and decreased consumer spending. Even though the geographic markets in which the Company operates have been impacted by these economic conditions in recent years, the effect has not been as severe as those experienced in some areas of the U.S. In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Outside of identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities. Total assets increased to $598.2 million at December 31, 2011, compared to $561.5 million at December 31, 2010. Net loans, excluding loans held for sale, increased to $310.1 million at December 31, 2011 from $306.7 million at December 31, 2010. The $3.1 million increase in net loans was primarily the result of higher outstanding balances of municipal, commercial real estate and agriculture loans. Partially offsetting those increases were lower balances in our construction and land, consumer, one-to-four family residential real estate and commercial loans. The decline in these loan balances is the result of multiple factors, including reduced loan demand from our customers. The decline in our one-to-four family residential real estate loan portfolio is primarily due to normal runoff related to principal payments and prepayments. Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market. These loans are typically sold soon after the loan closing. During 2011, we began retaining some of our newly originated one-to-four family residential real estate loans. While we do not intend to increase our one-to-four family residential real estate loan portfolio, we are slowing the runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations will still be sold. We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At December 31, 2011, our allowance for loan losses totaled $4.7 million, or 1.50% of gross loans outstanding, as compared to $5.0 million, or 1.60% of gross loans outstanding, at December 31, 2010.

Loans past due 30-89 days and still accruing interest totaled $2.2 million, or 0.71% of gross loans at December 31, 2011 compared to $1.4 million, or 0.44% of gross loans, at December 31, 2010. The increase in loans past due 30-89 days was primarily associated with various one-to-four family residential real estate loans. At December 31, 2011, $1.4 million in loans were on non-accrual status, or 0.45% of gross loans, compared to a balance of $4.8 million, or 1.55% of gross loans, at December 31, 2010. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and still accruing interest at December 31, 2011 or December 31, 2010. Our impaired loans totaled $2.5 million at December 31, 2011 compared to $5.3 million at December 31, 2010. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2011 was related to troubled debt restructurings that are current but still classified as impaired. During 2011, we had net loan charge-offs of $2.3 million compared to $6.4 million during 2010.

At December 31, 2011, we had five loan relationships that were classified as troubled debt restructurings. During 2011, we restructured three loan relationships that we identified as troubled debt restructurings. One of the restructurings was a construction and land loan relationship totaling $599,000 which was secured by raw land which had experienced a severe decline in value. As part of the agreement, we agreed to reduce the outstanding loan balance to $250,000 in exchange for a $50,000 principal payment in 2011 with the remaining $200,000 to be received during the first quarter of 2012. We had charged-off $141,000 of the loan during 2010 and an additional $208,000 during 2011, with the remaining $200,000 loan balance classified as non-accrual and impaired as of December 31, 2011. The collateral deficiency of the raw land had previously been included in our allowance on impaired loans. A loan relationship totaling $110,000 to a municipal sanitary and improvement district was also restructured in 2011 to extend the maturity and lower the interest rate to allow the district more time to develop. The outstanding balance of $110,000 was classified as non-accrual and impaired as of December 31, 2011. The restructuring did not impact our allowance for loan losses. Also during 2011, a one-to-four family residential real estate loan totaling $10,000 was classified as a troubled debt restructuring as a result of the customer receiving a zero interest rate loan. This loan was classified as impaired as of December 31, 2011.

During 2010, we restructured two loan relationships that were identified as troubled debt restructurings. One of the relationships was an $853,000 real estate loan which was secured by real estate which was deficient based on the appraised value. The relationship was restructured into two 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and to whom we granted concessions at renewal. The value of the real estate supported $563,000 of the loan relationship. The $290,000 collateral deficiency of the real estate had previously been included in our allowance on impaired loans. The loan was returned to accrual status during 2010 after a payment history was established, while the collateral deficiency was charged-off. As of December 31, 2011, the outstanding balance of the loan was $518,000. A second loan relationship totaling $527,000 to another municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop. As of December 31, 2011, the outstanding balance of the loan was $543,000. The restructuring did not impact our allowance for loan losses. Both of these loans were current and accruing interest at December 31, 2011, but still classified as impaired.

As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are aggressively working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2011, we had $2.3 million of real estate owned as compared to $3.2 million at December 31, 2010. Real estate owned primarily consists of a residential subdivision development we took possession of after the development slowed and the borrower was unable to comply with the contractual terms of the loan, a commercial real estate building resulting from a loan settlement, land previously acquired by the Bank for expansion and a few residential real estate properties. The Company is currently marketing all of the properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. While we have experienced improvement in our non-performing loans and believe that our allowance for loan losses at December 31, 2011 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a $22.8 increase in total deposits during 2011, to $454.1 million at December 31, 2011, from $431.3 million at December 31, 2010. The growth has primarily occurred in our non-interest-bearing demand, money market and NOW and savings accounts. Our time deposit balances have generally declined except for increases in our public fund and wholesale certificate of deposit balances. The public fund customers in our markets generally use competitive bidding to award certificates of deposits to local financial institutions. Total borrowings increased $6.3 million to $76.6 million at December 31, 2011, from $70.3 million at December 31, 2010. The increase was primarily a result of an increase in borrowings on our FHLB line of credit and in outstanding balances on our repurchase agreements.

Non-interest-bearing deposits at December 31, 2011 were $66.1 million, or 14.5% of deposits, compared to $52.7 million, or 12.2%, at December 31, 2010. Money market and NOW deposit accounts were 37.8% of our deposit portfolio and totaled $171.5 million at December 31, 2011, compared to $167.8 million, or 38.9%, at December 31, 2010. Savings accounts increased to $36.7 million, or 8.1% of deposits, at December 31, 2010, from $32.4 million, or 7.5%, at December 31, 2010. Certificates of deposit increased to $179.8 million, or 39.6% of deposits, at December 31, 2011, from $178.4 million, or 41.4%, at December 31, 2010.

Certificates of deposit at December 31, 2011, scheduled to mature in one year or less totaled $124.9 million. Historically, maturing deposits have generally remained with the Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

CASH FLOWS. During 2011, our cash and cash equivalents increased by $7.8 million. Our operating activities provided net cash of $13.1 million in 2011, primarily from the proceeds of sales of one-to-four family residential real estate loans held for sale as our loans held for sale balance declined during 2011. Our investing activities used net cash of $32.5 million during 2011 as our investment securities and loan portfolios increased during 2011. Our financing activities provided net cash of $27.2 million during 2011, primarily as a result of higher deposit balances and borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $215.7 million at December 31, 2011 and $177.4 million at December 31, 2010. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2011, we had outstanding FHLB advances of $35.8 million and $13.4 million in borrowings against our line of credit with the FHLB. At December 31, 2011, we had collateral pledged to the FHLB that would allow us to borrow an additional $51.5 million, subject to FHLB credit requirements and policies. At December 31, 2011, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $17.0 million. We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $60.3 million under which we had no outstanding borrowings at December 31, 2011. We had other borrowings of $27.4 million at December 31, 2011, which included $16.5 million of subordinated debentures and $9.3 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 5, 2012, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.00%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2011. The outstanding balance on the line of credit at December 30, 2011 was $1.6 million, which was also included in other borrowings.

OFF BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.7 million at December 31, 2011.

At December 31, 2011, we had outstanding loan commitments, excluding standby letters of credit, of $57.8 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2011, we continued to maintain a sound leverage capital ratio of 9.84% and a total risk-based capital ratio of 16.84%. As shown by the following table, our capital exceeded the minimum capital requirements at December 31, 2011 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$56,273	9.84%	$22,871	4.0%
Tier 1 capital	56,273	15.02%	14,984	4.0%
Total risk-based capital	63,085	16.84%	29,968	8.0%

At December 31, 2011, Landmark National Bank continued to maintain a sound leverage ratio of 10.29% and a total risk-based capital ratio of 16.97%. As shown by the following table, Landmark National Bank’s capital exceeded the minimum capital requirements at December 31, 2011 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$58,692	10.29%	$22,808	4.0%
Tier 1 capital	58,692	15.73%	14,923	4.0%
Total risk-based capital	63,325	16.97%	29,846	8.0%

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of December 31, 2011 and 2010, we were rated "well capitalized", which is the highest rating available under this capital-based rating system. We have $16.5 million in trust preferred securities which, in accordance with current capital guidelines, has been included in Tier 1 capital as of December 31, 2011. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2011, we paid a quarterly cash dividend of $0.19 per share to our stockholders. Additionally, we distributed a 5% stock dividend for the eleventh consecutive year in December 2011. The quarterly cash dividends were $0.181 per share as adjusted to give effect to the 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2011, approximately $1.3 million was available to be paid as dividends to Landmark Bancorp by Landmark National Bank without prior regulatory approval.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows the use of qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2011 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$000's change in net interest income	% change in net interest income
200 basis point rising	$727	4.1%
100 basis point rising	$420	2.4%
100 basis point falling	$(772)	-4.3%

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

Following is our "static gap" schedule. One-to-four family and consumer loans include prepayment assumptions, while all other loans assume no prepayments. Mortgage-backed securities include published prepayment assumptions, while all other investments assume no prepayments.

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

("GAP" TABLE)

As of December 31, 2011
	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$17,204	$16,277	$90,633	$80,771	$204,885
Loans	89,646	130,643	94,722	4,824	319,835
Total interest-earning assets	$106,850	$146,920	$185,355	$85,595	$524,720

Interest-bearing liabilities:
Certificates of deposit	$40,645	$84,230	$54,928	$30	$179,833
Money market and NOW accounts	-	11,836	159,693	-	171,529
Savings accounts	-	-	36,650	-	36,650
Borrowed money	40,500	370	145	35,580	76,595
Total interest-bearing liabilities	$81,145	$96,436	$251,416	$35,610	$464,607

Interest sensitivity gap per period	$25,705	$50,484	$(66,061)	$49,985	$60,113
Cumulative interest sensitivity gap	25,705	76,189	10,128	60,113

Cumulative gap as a percent of total interest-earning assets	4.90%	14.52%	1.93%	11.46%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	131.68%	142.90%	102.36%	112.94%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Landmark Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Landmark Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri
March 15, 2012

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2011	2010
Assets
Cash and cash equivalents	$17,501	$9,735
Investment securities:
Available-for-sale, at fair value	198,214	167,689
Other securities	6,671	8,183
Loans, net	310,081	306,668
Loans held for sale	9,754	12,576
Premises and equipment, net	14,692	15,225
Bank owned life insurance	16,163	13,080
Goodwill	12,894	12,894
Other intangible assets, net	1,923	2,233
Real estate owned	2,264	3,194
Accrued interest and other assets	8,083	10,029
Total assets	$598,240	$561,506

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$66,122	$52,683
Money market and NOW	171,529	167,815
Savings	36,650	32,369
Time, $100,000 and greater	63,374	49,390
Time, other	116,459	129,057
Total deposits	454,134	431,314

Federal Home Loan Bank borrowings	49,163	44,300
Other borrowings	27,434	26,001
Accrued interest, taxes, and other liabilities	8,389	6,074
Total liabilities	539,120	507,689

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,782,826 and 2,768,736 shares issued and outstanding at December 31, 2011 and 2010, respectively	28	26
Additional paid-in capital	29,313	27,102
Retained earnings	26,200	25,767
Accumulated other comprehensive income, net	3,579	922
Total stockholders’ equity	59,120	53,817

Total liabilities and stockholders’ equity	$598,240	$561,506

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2011	2010	2009
Interest income:
Loans:
Taxable	$17,108	$18,974	$20,338
Tax-exempt	333	272	236
Investment securities:
Taxable	2,748	2,653	4,191
Tax-exempt	2,397	2,452	2,501
Total interest income	22,586	24,351	27,266
Interest expense:
Deposits	2,760	3,786	5,820
Borrowings	1,899	2,519	3,266
Total interest expense	4,659	6,305	9,086
Net interest income	17,927	18,046	18,180
Provision for loan losses	2,000	5,900	3,300
Net interest income after provision for loan losses	15,927	12,146	14,880
Non-interest income:
Fees and service charges	4,886	4,706	4,422
Gains on sales of loans, net	2,775	3,446	3,091
Bank owned life insurance	594	506	508
Other	646	482	415
Total non-interest income	8,901	9,140	8,436

Investment securities:
Net impairment losses	(72)	(391)	(961)
Gains on sales of investment securities	186	563	9
Investment securities gains (losses), net	114	172	(952)

Non-interest expense:
Compensation and benefits	9,432	9,514	9,062
Occupancy and equipment	2,874	2,809	2,724
Professional fees	1,434	831	678
Amortization of intangibles	778	790	767
Data processing	753	879	778
Foreclosure and real estate owned expense	652	763	408
Advertising	554	617	480
Federal deposit insurance premiums	465	723	849
Other	3,012	3,104	3,200
Total non-interest expense	19,954	20,030	18,946
Earnings before income taxes	4,988	1,428	3,418
Income tax expense (benefit)	504	(615)	146
Net earnings	$4,484	$2,043	$3,272
Earnings per share:
Basic (1)	$1.61	$0.74	$1.19
Diluted (1)	$1.61	$0.74	$1.19

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2011, 2010 and 2009.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Net earnings	$4,484	$2,043	$3,272
Net unrealized holding gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	190	(4)	(479)
Net unrealized holding gains (losses) on all other available-for-sale securities	4,139	(745)	897
Less reclassification adjustment for (gains) losses included in earnings	(114)	(172)	952
Net unrealized gains (losses)	4,215	(921)	1,370
Income tax expense (benefit)	1,558	(340)	492
Total comprehensive income	$7,141	$1,462	$4,150

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total
Balance at December 31, 2008	$24	$23,873	$27,819	$(935)	$625	$51,406
Net earnings	-	-	3,272	-	-	3,272
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	878	878
Dividends paid ($0.66 per share) (1)	-	-	(1,806)	-	-	(1,806)
Stock-based compensation	-	157	-	-	-	157
Purchase of 800 treasury shares	-	-	-	(12)	-	(12)
5% stock dividend, 118,329 shares	1	814	(1,762)	947	-	-
Balance at December 31, 2009	25	24,844	27,523	-	1,503	53,895
Net earnings	-	-	2,043	-	-	2,043
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	(581)	(581)
Dividends paid ($0.69 per share) (1)	-	-	(1,908)	-	-	(1,908)
Stock-based compensation	-	100	-	-	-	100
Exercise of stock options, 21,793 shares, including excess tax benefit of $40	-	268	-	-	-	268
5% stock dividend, 125,319 shares	1	1,890	(1,891)	-	-	-
Balance at December 31, 2010	$26	$27,102	$25,767	$-	$922	$53,817
Net earnings	-	-	4,484	-	-	4,484
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	-	2,657	2,657
Dividends paid ($0.72 per share) (1)	-	-	(2,014)	-	-	(2,014)
Stock-based compensation	-	107	-	-	-	107
Exercise of stock options, 5,228 shares, including excess tax benefit of $12	-	69	-	-	-	69
5% stock dividend, 132,107 shares	2	2,035	(2,037)	-	-	-
Balance at December 31, 2011	$28	$29,313	$26,200	$-	$3,579	$59,120

(1) Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2011, 2010 and 2009.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$4,484	$2,043	$3,272
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	2,000	5,900	3,300
Valuation allowance on real estate owned	517	367	232
Amortization of investment security premiums, net	823	669	246
Amortization of intangibles	778	790	767
Depreciation	881	972	946
Stock-based compensation	107	100	157
Deferred income taxes	(793)	(523)	(1,567)
Net (gains) losses on investment securities	(114)	(172)	952
Net (gains) losses on sales of premises and equipment and foreclosed assets	(166)	(24)	3
Net gains on sales of loans	(2,775)	(3,446)	(3,091)
Proceeds from sale of loans	123,431	165,349	208,023
Origination of loans held for sale	(117,834)	(169,776)	(208,335)
Changes in assets and liabilities:
Accrued interest and other assets	(585)	(888)	(2,856)
Accrued expenses, taxes, and other liabilities	2,316	(3,420)	1,982
Net cash provided by (used in) operating activities	13,070	(2,059)	4,031
Cash flows from investing activities:
Net (increase) decrease in loans	(6,436)	26,430	22,087
Maturities and prepayments of investment securities	55,002	38,142	56,077
Net cash paid in branch acquisition	-	-	(130)
Purchases of investment securities	(87,003)	(55,910)	(57,074)
Proceeds from sale of investment securities	6,494	10,097	2,846
Purchase of bank owned life insurance	(2,500)	-	-
Proceeds from sales of premises and equipment and foreclosed assets	2,317	1,612	2,638
Purchases of premises and equipment, net	(349)	(320)	(814)
Net cash (used in) provided by investing activities	(32,475)	20,051	25,630
Cash flows from financing activities:
Net increase (decrease) in deposits	22,820	(7,281)	(7,347)
Federal Home Loan Bank advance repayments	(37)	(20,037)	(15,037)
Change in Federal Home Loan Bank line of credit, net	4,900	8,500	(6,000)
Proceeds from other borrowings	3,633	334	3,185
Repayments on other borrowings	(2,200)	(512)	(4,053)
Proceeds from issuance of common stock under stock option plans	57	228	-
Excess tax benefit related to stock option plans	12	40	-
Payment of dividends	(2,014)	(1,908)	(1,806)
Purchase of treasury stock	-	-	(12)
Net cash provided by (used in) financing activities	27,171	(20,636)	(31,070)
Net increase (decrease) in cash and cash equivalents	7,766	(2,644)	(1,409)
Cash and cash equivalents at beginning of year	9,735	12,379	13,788
Cash and cash equivalents at end of year	$17,501	$9,735	$12,379

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$103	$942	$862
Cash paid during the year for interest	4,802	6,658	9,449

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	1,226	4,020	2,001

Branch acquisition:
Fair value of liabilities assumed	-	-	6,650
Fair value of assets acquired	$-	$-	$6,520

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Landmark National Bank (the “Bank”). All intercompany balances and transactions have been eliminated in consolidation. The Bank, considered a single operating segment, is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans.

Subsequent Events. The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure. Any material events that occur between the balance sheet date and filing date are disclosed as subsequent events while the consolidated financial statements are adjusted to reflect any conditions that exist at the balance sheet date.

Cash and cash equivalents. Cash and cash equivalents include cash on hand and amounts due from banks with original maturities of fewer than 90 days.

Investment Securities. The Company has classified its investment securities portfolio as available-for-sale, with the exception of certain investments held for regulatory purposes. The Company carries its available-for-sale investment securities at fair value and employs valuation techniques which utilize quoted prices or observable inputs when those inputs are available. These observable inputs reflect assumptions that market participants use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions, based on the best information available in the circumstances. These valuation methods typically involve estimated cash flows and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) and are discussed in more detail in Note 12 to the consolidated financial statements. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes, until realized. Purchase premiums and discounts on investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method. Realized gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

The Company performs quarterly reviews of the investment portfolio to determine if investment securities have any declines in fair value which might be considered other-than-temporary. The initial review begins with all securities in an unrealized loss position. The Company’s assessment of other-than-temporary impairment is based on its judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers all factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. Any credit-related impairment on debt securities is recorded through a charge to earnings. If an equity security is determined to be other-than-temporarily impaired, the entire impairment is recorded through a charge to earnings.

Other investments included in the Company’s investment portfolio are investments acquired for regulatory purposes and borrowing availability and are accounted for at cost. The cost of such investments represents their redemption value as such investments do not have a readily determinable fair value.

Loans and Allowance for Loan Losses. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees or costs on originated loans. Origination fees received on loans held in portfolio and the estimated direct costs of origination are deferred and amortized to interest income using the interest method.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis. Net unrealized losses are recognized through a valuation allowance charged against earnings. Origination fees received and estimated direct costs on such loans are deferred and recognized as a component of the gain or loss on sale. If the Company retains servicing on a sold mortgage loan, servicing fees are recognized as they are collected and included in fees and service charges.

The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the loan portfolio. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the current level of non-performing assets, and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the appropriate level of the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining if a loan is impaired include payment status, probability of collecting scheduled principal and interest payments when due and value of collateral for collateral dependent loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. In addition, the Company classifies troubled debt restructurings as impaired loans. A loan is classified as a troubled debt restructuring (“TDR”) if the Company extends a loan with any concessions, as defined by accounting guidance, to a borrower experiencing financial difficulty. The allowance recorded on impaired loans is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans with smaller individual balances are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures.

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

The Company routinely sells one-to-four family residential mortgage loans to secondary mortgage market investors. Under standard representations and warranties clauses in the Company’s mortgage sale agreements, the Company may be required to repurchase mortgage loans sold or reimburse the investors for credit losses incurred on those loans if a breach of the contractual representations and warranties occurred. The Company establishes a mortgage repurchase liability for management’s estimate of losses on loans for which the Company could have a repurchase obligation or loss reimbursement. The estimated liability incorporates the volume of loans sold in previous periods, default expectations, historical investor repurchase demand and actual loss severity. Provisions to the mortgage repurchase reserve reduce gains on sales of loans.

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation. Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in earnings as incurred.

Goodwill and Intangible Assets. Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods in determining the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value.

Intangible assets include core deposit intangibles and mortgage servicing rights. Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset’s carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value. Mortgage servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets, primarily one-to-four family real estate loans and are recorded at the lower of amortized cost or estimated fair value. Mortgage servicing rights are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are recorded at the lower of amortized cost or estimated fair value, and are evaluated for impairment based upon the fair value of the retained rights as compared to amortized cost.

Income Taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns. Uncertain income tax positions will be recognized only if it is more likely than not that they will be sustained upon examination by taxing authorities, based upon its technical merits. Once that standard is met, the amount recorded will be the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of earnings. The Company assesses deferred tax assets to determine if the items are more likely than not to be realized, and a valuation allowance is established for any amounts that are not more likely than not to be realized. Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact the financial position and results of operations.

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, valuation and impairment of real estate owned, valuation and impairment of investment securities, income taxes and goodwill. Actual results could differ from those estimates.

Comprehensive Income. The Company’s comprehensive income consists of unrealized holding gains and losses on available-for-sale securities.

Foreclosed Assets. Assets acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the date of foreclosure at fair value of the collateral less estimated selling costs through a gain or a charge to the allowance for loan losses, establishing a new cost basis. Subsequent to foreclosure, the Company records a charge to earnings if the carrying value of a property exceeds the fair value less estimated costs to sell. Revenue and expenses from operations and subsequent declines in fair value are included in other non-interest expense in the consolidated statement of earnings.

Stock-Based Compensation. The Company has a stock-based employee compensation plan, which is described more fully in Note 11. The fair value of stock options awarded to employees is calculated through the use of an option pricing model, which requires subjective assumptions, including future stock price volatility and expected term, which greatly affect the estimated fair value. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which is recognized as compensation expense over the option vesting period, on a straight-line basis, which is typically four or five years. The fair value of restricted common stock is equal to the Company’s stock price on the grant date, which is recognized as compensation expense on a straight-line basis over the vesting period.

Earnings per Share. Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to earnings that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method using the average market price of the Company’s stock for the respective periods. The diluted earnings per share computation for the years ended December 31, 2011, 2010 and 2009 exclude unexercised stock options of 476,753, 426,944 and 426,944, respectively, because their inclusion would have been anti-dilutive to earnings per share.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2011, 2010 and 2009, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2011	2010	2009
Net earnings available to common shareholders	$4,484	$2,043	$3,272

Weighted average common shares outstanding - basic	2,777,514	2,760,090	2,745,121
Assumed exercise of stock options	-	1,077	5,629
Weighted average common shares outstanding - diluted	2,777,514	2,761,167	2,750,750
Earnings per share (1):
Basic	$1.61	$0.74	$1.19
Diluted	$1.61	$0.74	$1.19

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2011 and 2010.

Treasury Stock. Purchases of the Company’s common stock are recorded at cost. Upon reissuance, treasury stock is reduced based upon the average cost basis of total shares held.

Derivative Financial Instruments. The Company is exposed to market risk, primarily relating to changes in interest rates. To manage the volatility relating to these exposures, the Company’s risk management policies permit its use of derivative financial instruments. The Company uses derivatives on a limited basis mainly to stabilize interest rate margins. The Company more often manages normal asset and liability positions by altering the terms of the products it offers.

GAAP requires that all derivative financial instruments be recorded on the balance sheet at fair value. Derivatives that qualify in a hedging relationship can be designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the cash flow hedging model, the effective portion of the change in the gain or loss related to the derivative is recognized as a component of other comprehensive income, net of taxes. The ineffective portion is recognized in current earnings. The Company had no derivative financial instruments designated as hedging instruments as of December 31, 2011 and 2010.

The Company enters into interest rate lock commitments on certain mortgage loans, which are commitments to originate fixed rate one-to-four family residential real estate loans. The Company also has corresponding forward sales contracts related to these interest rate lock commitments. Both the mortgage loan commitments and the related forward sales contracts are accounted for as derivatives and carried at fair value with changes in fair value recorded in gains on sales of loans. Fair values are based upon quoted prices, and fair value measurements of interest rate commitments include the value of loan servicing rights.

Newly Adopted Accounting Pronouncements. The Company adopted ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. During the third quarter of 2011 the Company began applying the provisions in ASU No. 2011-02 and reassessed all loan restructurings that occurred on or after January 1, 2011. Adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

(2) Goodwill and Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company performed its annual step one impairment test as of December 31, 2011.  The fair value of the Company’s single reporting unit was determined using the Company’s market capitalization adjusted for an appropriate control premium, as well as a review of valuation multiples of recent financial industry acquisitions for similar institutions, to estimate the fair value of the Company’s single reporting unit.  The fair value was compared to the carrying value of the single reporting unit at the measurement date to determine if any impairment existed.  Based on the results of the December 31, 2011 step one impairment test, the Company concluded its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,665	$(3,902)	$763
Mortgage servicing rights	2,149	(989)	1,160
Total other intangible assets	$6,814	$(4,891)	$1,923

	As of December 31, 2010
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$5,445	$(4,272)	$1,173
Mortgage servicing rights	1,880	(820)	1,060
Total other intangible assets	$7,325	$(5,092)	$2,233

Estimated amortization expense for the years ending December 31 is as follows:

(Dollars in thousands)	Amortization
expense
2012	$679
2013	595
2014	510
2015	133
2016	3
Thereafter	3
Total	$1,923

(3) Investment Securities

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. federal agency obligations	$9,120	$44	$-	$9,164
Municipal obligations, tax exempt	65,404	4,226	(1)	69,629
Municipal obligations, taxable	18,961	243	(69)	19,135
Mortgage-backed securities	92,742	1,823	(93)	94,472
Common stocks	621	198	-	819
Pooled trust preferred securities	1,104	-	(699)	405
Certificates of deposit	4,590	-	-	4,590
Total	$192,542	$6,534	$(862)	$198,214

	As of December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. federal agency obligations	$22,060	$147	$(20)	$22,187
Municipal obligations, tax exempt	63,725	1,907	(345)	65,287
Municipal obligations, taxable	4,232	12	(56)	4,188
Mortgage-backed securities	60,238	847	(281)	60,804
Common stocks	693	190	(55)	828
Pooled trust preferred securities	1,125	-	(889)	236
Certificates of deposit	14,159	-	-	14,159
Total	$166,232	$3,103	$(1,646)	$167,689

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2011 and 2010. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.

(Dollars in thousands)		As of December 31, 2011
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	1	$247	$(1)	$-	$-	247	(1)
Municipal obligations, taxable	15	6,579	(69)	-	-	6,579	(69)
Mortgage-backed securities	10	14,260	(93)	-	-	14,260	(93)
Pooled trust preferred securities	2	-	-	405	(699)	405	(699)
Total	28	$21,086	$(163)	$405	$(699)	$21,491	$(862)

		As of December 31, 2010
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	4	$3,104	$(20)	$-	$-	$3,104	$(20)
Municipal obligations, tax exempt	28	$8,645	$(278)	$439	$(67)	9,084	(345)
Municipal obligations, taxable	10	2,922	(56)	-	-	2,922	(56)
Mortgage-backed securities	11	15,331	(281)	-	-	15,331	(281)
Common stocks	4	445	(55)	-	-	445	(55)
Pooled trust preferred securities	2	-	-	236	(889)	236	(889)
Total	59	$30,447	$(690)	$675	$(956)	$31,122	$(1,646)

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the U.S. federal agency obligations identified in the tables above are temporarily impaired.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2011, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above are temporarily impaired.

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

During 2011 and 2010, the Company determined that some of its common stock investments in financial institutions were other-than-temporarily impaired. The Company recorded other-temporary-impairment charges during 2011 and 2010 of $72,000 and $9,000, respectively, to reduce the carrying value of the common stock investments to fair value. As of December 31, 2011, the Company did not have any other common stock investments in unrealized loss positions.

As of December 31, 2011, the Company owned three pooled trust preferred securities with an original cost basis of $2.5 million, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies. The market for these securities is considered to be inactive. Two of the Company’s three investments in pooled trust preferred securities, Preferred Term Security (“PreTSL”) VIII and PreTSL IX, have a remaining aggregate cost basis of $1.1 million and non-credit-related, unrealized losses of $699,000. The Company uses discounted cash flow models on these two securities to assess if the present value of the cash flows expected to be collected is less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral. The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, assumed recoveries, and estimated cash flows including all information available through the date of issuance of these consolidated financial statements. The discounted cash flow analysis includes a review of all issuers within the collateral pool and incorporates higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity. The Company also reviews a stress test of these securities to determine the additional estimated deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of December 31, 2011 and 2010, the analyses of the Company’s PreTSL VIII and PreTSL IX investments indicated that the unrealized losses are not credit-related. During 2010, the Company’s analysis indicated that its investment in a third pooled trust preferred security, PreTSL XVII, had no value and a credit-related, other-than-temporary impairment charge of $382,000 was recorded for the remaining cost basis of that security. The Company has recorded credit losses on all three PreTSL securities totaling $1.3 million through charges to earnings during 2010 and 2009.

The following table provides additional information related to the Company’s portfolio of investments in pooled trust preferred securities as of December 31, 2011:

(Dollars in thousands)					Cumulative
		Moody's	Original	Principal	credit	Cost	Unrealized	Fair
Investment	Class	rating	par	payments	losses	basis	loss	value
PreTSL VIII	B	C	$1,000	$-	$(619)	$381	$(276)	$105
PreTSL IX	B	Ca	1,000	(42)	(235)	723	(423)	300
PreTSL XVII	C	C	500	(11)	(489)	-	-	-
Total			$2,500	$(53)	$(1,343)	$1,104	$(699)	$405

The following table reconciles the changes in the Company’s credit losses on its portfolio of investments in pooled trust preferred securities recognized in earnings:

(Dollars in thousands)	Year ended December 31,
	2011	2010
Balance at beginning of year	$1,343	$961
Additional credit losses:
Securities with no previous other-than-temporary impairment	-	-
Securities with previous other-than-temporary impairments	-	382
Balance at end of year	$1,343	$1,343

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

Maturities of investment securities at December 31, 2011 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$13,870	$13,981
Due after one year but within five years	122,976	125,588
Due after five years but within ten years	38,871	41,285
Due after ten years	16,204	16,541
Common stocks	621	819
Total	$192,542	$198,214

The table above includes scheduled principal payments and estimated prepayments for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Realized gains	$186	$563	$9
Realized losses	-	-	-
Total	$186	$563	$9

At December 31, 2011, securities pledged to secure public funds on deposit, repurchase agreements and as collateral for the Federal Reserve discount window had a carrying value of approximately $108.2 million. Except for U. S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2011 was $4.9 million compared to $6.4 million at December 31, 2010. The carrying value of the FRB stock at December 31, 2011 and 2010 was $1.8 million. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in other investments are $60,000 of other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes. The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

(4) Loans and Allowance for Loan Losses

Loans consist of the following:

	As of December 31,
(Dollars in thousands)	2011	2010

One-to-four family residential real estate	$79,108	$79,631
Construction and land	21,672	23,652
Commercial real estate	93,786	92,124
Commercial loans	57,006	57,286
Agriculture loans	39,052	38,836
Municipal loans	10,366	5,393
Consumer loans	13,584	14,385
Total gross loans	314,574	311,307
Net deferred loan costs and loans in process	214	328
Allowance for loan losses	(4,707)	(4,967)
Loans, net	$310,081	$306,668

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $57.8 million and $43.9 million at December 31, 2011 and 2010, respectively, and are generally at variable interest rates. Standby letters of credit totaled $1.7 million and $2.9 at December 31, 2011 and 2010, respectively.

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

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2011
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2010	$395	$1,193	$1,571	$1,173	$397	$99	$139	$4,967
Charge-offs	(110)	(1,173)	(434)	(590)	(1)	-	(132)	(2,440)
Recoveries	41	4	37	14	35	-	49	180
Net charge-offs	(69)	(1,169)	(397)	(576)	34	-	(83)	(2,260)
Provsion for loan losses	234	904	617	148	2	31	64	2,000
Balance at December 31, 2011	560	928	1,791	745	433	130	120	4,707

Allowance for loan losses:
Individually evaluated for loss	65	8	-	35	-	65	32	205
Collectively evaluated for loss	495	920	1,791	710	433	65	88	4,502
Total	560	928	1,791	745	433	130	120	4,707

Loan balances:
Individually evaluated for loss	1,280	225	17	78	63	784	43	2,490
Collectively evaluated for loss	77,828	21,447	93,769	56,928	38,989	9,582	13,541	312,084
Total	$79,108	$21,672	$93,786	$57,006	$39,052	$10,366	$13,584	$314,574

	Year ended December 31, 2010
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2009	$625	$1,326	$705	$623	$2,103	$-	$86	$5,468
Charge-offs	(387)	(3,474)	(96)	(8)	(2,327)	-	(178)	(6,470)
Recoveries	10	-	-	17	10	-	32	69
Net charge-offs	(377)	(3,474)	(96)	9	(2,317)	-	(146)	(6,401)
Provsion for loan losses	147	3,341	962	541	611	99	199	5,900
Balance at December 31, 2010	395	1,193	1,571	1,173	397	99	139	4,967

Allowance for loan losses:
Individually evaluated for loss	99	382	397	503	-	65	-	1,446
Collectively evaluated for loss	296	811	1,174	670	397	34	139	3,521
Total	395	1,193	1,571	1,173	397	99	139	4,967

Loan balances:
Individually evaluated for loss	1,054	1,229	1,390	733	65	759	118	5,348
Collectively evaluated for loss	78,577	22,423	90,734	56,553	38,771	4,634	14,267	305,959
Total	$79,631	$23,652	$92,124	$57,286	$38,836	$5,393	$14,385	$311,307

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days delinquent and accruing interest at December 31, 2011 or December 31, 2010. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2011
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$368	$1,174	$-	$1,542	$752	$2,294
Construction and land	21	-	-	21	225	246
Commercial real estate	64	211	-	275	17	292
Commercial loans	1	201	-	202	78	280
Agriculture loans	1	-	-	1	63	64
Municipal loans	-	-	-	-	241	241
Consumer loans	160	18	-	178	43	221
Total	$615	$1,604	$-	$2,219	$1,419	$3,638

Percent of gross loans	0.20%	0.51%	0.00%	0.71%	0.45%	1.16%

	As of December 31, 2010
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$80	$962	$-	$1,042	$523	$1,565
Construction and land	-	56	-	56	1,229	1,285
Commercial real estate	116	-	-	116	1,390	1,506
Commercial loans	-	-	-	-	733	733
Agriculture loans	-	1	-	1	65	66
Municipal loans	-	-	-	-	759	759
Consumer loans	125	34	-	159	118	277
Total	$321	$1,053	$-	$1,374	$4,817	$6,191

Percent of gross loans	0.10%	0.34%	0.00%	0.44%	1.55%	1.99%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2011, 2010 and 2009, would have increased interest income by $47,000, $217,000 and $794,000, respectively.

The Company’s impaired loans decreased from $5.3 million at December 31, 2010 to $2.5 million at December 31, 2011. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2011 and 2010, was related to TDRs that are current and accruing interest, but still classified as impaired. The following table presents information on impaired loans:

(Dollars in thousands)
	As of December 31, 2011
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,570	$1,280	$1,072	$208	$65	$1,311	$32
Construction and land	574	225	200	25	8	419	-
Commercial real estate	17	17	17	-	-	20	-
Commercial loans	78	78	-	78	35	83	-
Agriculture loans	63	63	63	-	-	65	-
Municipal loans	784	784	653	131	65	772	35
Consumer loans	43	43	10	33	32	49	-
Total impaired loans	$3,129	$2,490	$2,015	$475	$205	$2,719	$67

	As of December 31, 2010
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,352	$1,054	$879	$175	$99	$1,366	$9
Construction and land	4,684	1,229	-	1,229	382	3,008	-
Commercial real estate	1,390	1,390	-	1,390	397	1,400	-
Commercial loans	733	733	-	733	503	733	-
Agriculture loans	65	65	65	-	-	70	-
Municipal loans	759	759	628	131	65	759	-
Consumer loans	118	118	118	-	-	74	-
Total impaired loans	$9,101	$5,348	$1,690	$3,658	$1,446	$7,410	$9

The Company classified three loan modifications during 2011 as TDRs in addition to two during 2010. The 2010 TDRs were current and accruing interest at December 31, 2011, but still included in the Company’s impaired loan totals. The 2011 modifications were classified as both non-accrual and impaired at December 31, 2011. Each TDR is evaluated individually and are returned to accrual status after a payment history is established after the restructuring and when future payments are reasonably assured. There were no loans as of December 31, 2011 that had been modified as TDRs and then subsequently defaulted in 2011. At December 31, 2011 there are no commitments to lend additional funds to any borrower whose loan terms have been modified as a TDR. As of December 31, 2011 the Company has related allowance of $5,000 recorded against loans classified as a TDR. There was no allowance recorded at December 31, 2010 for TDRs. The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of December 31, 2011
	Number of modifications	Recorded investment prior to modification	Recorded investment after modification

One-to-four family residential real estate	1	$10	$10
Construction and land	1	549	200
Municipal loans	1	110	110
Total troubled debt restructurings	3	$669	$320

	As of December 31, 2010
	Number of modifications	Recorded investment prior to modification	Recorded investment after modification

One-to-four family residential real estate	1	$853	$531
Municipal loans	1	527	527
Total troubled debt restructurings	2	$1,380	$1,058

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $183.3 million and $168.8 million at December 31, 2011 and 2010, respectively. Gross service fee income related to such loans was $429,000, $371,000 and $279,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in fees and service charges in the consolidated statements of earnings.

As of December 31, 2011 the Company had a mortgage repurchase reserve of $500,000 which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment. During 2011, the Company provided $650,000 to the mortgage repurchase reserve. Actual losses during 2011, which were charged against the reserve, were $170,000.

The Company had loans to directors and officers, and to affiliated parties, at December 31, 2011 and 2010, which carry terms similar to those for other loans. Management believes such outstanding loans do not represent more than a normal risk of collection. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2010	$5,747
New loans	5,781
Repayments	(1,647)
Balance at December 31, 2011	$9,881

(5) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2011	2010
Land	Indefinite	$3,758	$3,758
Office buildings and improvements	10 - 50 years	13,655	13,612
Furniture and equipment	3 - 15 years	7,131	6,826
Automobiles	2 - 5 years	355	355
Total premises and equipment		24,899	24,551
Accumulated depreciation		(10,207)	(9,326)
Total premises and equipment, net		$14,692	$15,225

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $881,000 $972,000, and $946,000, respectively and was included in occupancy and equipment on the consolidated statements of earnings.

(6) Deposits

The following table presents the maturities of certificates of deposit at December 31, 2011:

(Dollars in thousands)
Year	Amount
2012	$124,875
2013	37,351
2014	9,206
2015	3,493
2016	4,878
Thereafter	30
Total	$179,833

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Time deposits	$2,341	$3,249	$5,101
Money market and NOW	371	471	643
Savings	48	66	76
Total	$2,760	$3,786	$5,820

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in operation of the banks. The minimum reserve requirements for the Bank totaled $25,000 at December 31, 2011.

(7) Federal Home Loan Bank Borrowings

Term advances from the FHLB totaled $35.8 million at both at December 31, 2011 and 2010. Maturities of such borrowings at December 31, 2011 and 2010 are summarized as follows:

(Dollars in thousands)	As of December 31,
	2011		2010
Year	Amount	Weighted average rates	Amount	Weighted average rates
2017	$10,000	3.64%	$10,000	3.64%
2018	25,763	3.40%	25,800	3.40%
Total	$35,763		$35,800

All of the Bank’s term advances with the FHLB have fixed rates and prepayment penalties. The Bank has $30.0 million of term advances that contain a conversion option, at which on certain dates the FHLB may exercise an option to convert the borrowing to a variable rate equal to the FHLB one month short-term advance rate, adjustable monthly. The Bank would then have the option to prepay the advances without penalty. The Bank may repay the advance at each respective reset date if the FHLB first exercises its option to convert the fixed-rate borrowing.

Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were $13.4 million and $8.5 million of outstanding borrowings as of December 31, 2011 and 2010, respectively. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (0.26% at December 31, 2011).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2011 and 2010, the Bank’s total borrowing capacity with the FHLB was approximately $100.6 million and $101.4 million, respectively. At December 31, 2011 and 2010, the Bank’s available borrowing capacity was $51.5 million and $57.1 million, respectively. The available borrowing capacity with the FHLB of Topeka is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(8) Other Borrowings

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 2.85%. The interest rates at December 31, 2011 and 2010 were 3.28% and 3.14%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 1.34% on $5.2 million of the subordinated debentures. The remaining $3.0 million of the subordinated debentures had a fixed rate of 6.17% through March 14, 2011. Currently, all $8.2 million of the subordinated debentures accrue at LIBOR plus 1.34%.

While these Trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the Trust qualifies as Tier 1 Capital for regulatory purposes.

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 5, 2012, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.00%. This line of credit has covenants specific to capital and other ratios, which the Company was in compliance with at December 31, 2011. The outstanding balance of the line of credit at December 31, 2011 and 2010 was $1.6 million and $3.8 million, respectively, and is included in other borrowings.

Repurchase agreements are comprised of non-insured customer funds, totaling $9.3 million at December 31, 2011 and $5.7 million at December 31, 2010 which are secured by $13.4 million and $8.5 million of the Bank’s investment portfolio at the same periods, respectively. Customer repurchase agreements are offered to deposit customers wishing to earn interest on highly liquid balances and are used by the Company as a funding source which is considered to be stable and short-term in nature. Most of the repurchase agreements have variable rates indexed to the 90-day U.S. treasury rate. Outstanding repurchase agreement balances averaged $5.8 million during 2011 and $6.0 million in 2010. The average rate on the repurchase agreements during 2011 was 0.63% compared to 0.64% during 2010.

At December 31, 2011 and 2010, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $17.0 million and $12.8 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $60.3 million. As of December 31, 2011 and 2010 there were no borrowings through these correspondent bank federal funds agreements.

(9) Income Taxes

Income tax expense (benefit) attributable to income from operations consisted of:

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Current:
Federal	$1,364	$26	$1,565
State	(66)	(118)	148
Total current	1,298	(92)	1,713
Deferred:
Federal	(701)	(567)	(1,451)
State	(93)	44	(116)
Total deferred	(794)	(523)	(1,567)
Income tax expense (benefit)	$504	$(615)	$146

Total income tax expense (benefit), including amounts allocated directly to stockholders’ equity, was as follows:

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Income tax from operations	$504	$(615)	$146
Stockholders’ equity, recognition of tax benefit for stock options exercised	(12)	(40)	-
Stockholders’ equity, recognition of unrealized gains/(losses) on available-for-sale securities	1,558	(340)	492
	$2,050	$(995)	$638

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Computed “expected” tax expense	$1,696	$485	$1,162
Increase (reduction) in income taxes resulting from:
Tax-exempt interest income, net	(890)	(875)	(861)
Bank owned life insurance	(199)	(176)	(179)
Reversal of unrecognized tax benefits, net	(182)	(125)	(107)
State income taxes, net of federal benefit	77	76	128
Investment tax credits	(43)	(42)	(43)
Other, net	45	42	46
	$504	$(615)	$146

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2011	2010
Deferred tax assets:
Federal alternative minimum tax credit and low income housing credit carry forwards	$2,040	$1,086
Loans, including allowance for loan losses	1,820	1,674
Investment impairments	507	483
Net operating loss carry forwards	464	1,402
State taxes	389	316
Deferred compensation arrangements	246	266
Valuation allowance on other real estate	172	-
Other, net	43	-
Total deferred tax assets	5,681	5,227

Deferred tax liabilities:
Unrealized gain on investment securities available-for-sale	2,093	535
Premises and equipment, net of depreciation	812	862
FHLB stock dividends	698	904
Intangible assets	105	193
Investments	5	11
Other, net	-	22
Total deferred tax liabilities	3,713	2,527
Less valuation allowance	(464)	(432)
Net deferred tax asset	$1,504	$2,268

The Company has recorded a deferred tax asset for future benefits of Federal alternative minimum tax credit carry forwards. At December 31, 2010, the Company had a net operating loss carryforward of $2.9 million, which was fully utilized in 2011. The Company also has Kansas corporate net operating loss carry forwards totaling $9.6 million as of December 31, 2011, which expire between 2012 and 2021. The Federal alternative minimum tax credit carry forward does not expire and totaled $1.6 million as of December 31, 2011. In addition, the Company has low income housing credit carry forwards of $440,000 which expire in varying amounts between 2026 and 2031. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. The increase in the valuation allowance during 2011 is related to additional net operating loss carry forwards generated during 2011. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2011.

Retained earnings at December 31, 2011 and 2010 includes approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2011	2010
Unrecognized tax benefits at beginning of year	$837	$975
Gross increases to current year tax positions	297	48
Gross (decreases) increases to prior year’s tax positions	(2)	4
Lapse of statute of limitations	(276)	(190)
Unrecognized tax benefits at end of year	$856	$837

Tax years that remain open and subject to audit include the years 2008 through 2011 for both federal and state tax purposes. The Company recognized $276,000 and $190,000 of previously unrecognized tax benefits during 2011 and 2010, respectively. The gross unrecognized tax benefits of $856,000 and $837,000 at December 31, 2011 and 2010, respectively, would favorably impact the effective tax rate by $565,000 and $552,000, respectively, if recognized. As of December 31, 2011 and 2010, the Company has accrued interest and penalties related to the unrecognized tax benefits of $178,000 and $249,000, respectively which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $199,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(10) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $350,000, $370,000 and $368,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Compensation and Retirement Agreements. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. At December 31, 2011 and 2010, the liability was $303,000 and $316,000, respectively. At December 31, 2011, the Company had an asset of $2.2 million recorded representing the net cash surrender value of the corresponding bank owned life insurance policy.

The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their retirement. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under all of these arrangements, including the split-dollar life insurance arrangement, was $1.1 million at both December 31, 2011 and 2010, and was included as a component of other liabilities in the accompanying consolidated balance sheets. To assist in funding benefits under each of these plans, the Bank has purchased certain assets including bank owned life insurance policies on covered employees in which the Bank is the beneficiary. At December 31, 2011 and 2010, the cash surrender values on these policies established to meet such obligations were $3.8 million and $3.7 million, respectively.

In addition to these policies, the Bank purchased $7.5 million of bank owned life insurance policies during 2006 and $2.5 million during 2011. The cash surrender value of bank owned life insurance policies at December 31, 2011 totaled $12.4 million. These policies are not related to deferred compensation split-dollar arrangements or other retirement agreements, but are utilized to offset the cost of employee benefits.

(11) Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. The plan is administered by the compensation committee of the board of directors who approves employees to whom awards are granted and the number of shares granted. Compensation expense is recognized over the vesting period, which is typically four or five years. The stock-based compensation cost related to these awards was $107,000, $100,000 and $157,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The Company recognized tax benefits of $23,000, $15,000 and $30,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

For stock options, the exercise price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the grant date. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options on date of grant. The Black-Scholes model is a closed-end model that uses the assumptions outlined below. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other qualitative factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for the expected term is based on U.S. Treasury rates in effect at the time of grant.

On April 20, 2011, the Company’s Compensation Committee awarded 8,600 shares of restricted common stock and options to acquire 59,131 shares of common stock. These awards vest ratably over four years. As a result, all awards available under the Company’s 2001 Stock Incentive Plan have been made. The fair value of options granted were estimated utilizing the following weighted average assumptions:

	Years ended December 31,
	2011	2010	2009
Dividend rate	6.33%	n/a	n/a
Volatility	23.58%	n/a	n/a
Risk-free interest rate	2.15%	n/a	n/a
Expected term	5 years	n/a	n/a
Fair value per option at grant date	$1.59	n/a	n/a

A summary of option activity during 2011 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at December 31, 2010	411,714	$20.48	5.4 years	$29
Granted	59,131	$16.25	—	n/a
Effect of 5% stock dividend	22,830	$-	—	n/a
Forfeited/expired	(11,694)	$20.11	—	n/a
Exercised	(5,228)	$10.97	—	n/a
Outstanding at December 31, 2011	476,753	$19.09	5.0 years	$199
Exercisable at December 31, 2011	375,996	$19.69	4.2 years	$3
Vested and expected to vest at December 31, 2011	454,179	$19.09	5.0 years	$189

A summary of nonvested option activity during 2011 is presented below:

		Weighted
		average
		exercise
		price
	Shares	per share
Nonvested options at December 31, 2010	77,679	$19.89
Granted	59,131	$16.25
Forfeited/expired	(2,237)	$17.64
Vested	(38,635)	$19.91
Effect of 5% stock dividend	4,819	$-
Nonvested options at December 31, 2011	100,757	$16.85

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Intrinsic value of options exercised (on exercise date)	$32	$110	$-
Cash received from options exercised	57	228	-
Excess tax benefit realized from options exercised	$12	$40	$-

As of December 31, 2011, there was $102,000 of total unrecognized compensation cost related to outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2012	$47
2013	24
2014	23
2015	8
Total	$102

The value of the 8,600 shares of restricted common stock awarded was based on a stock price of $16.25 per share on the date such shares were granted. These awards vest ratably over four years. As of December 31, 2011, there was $117,000 of total unrecognized compensation cost related to outstanding unvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2012	$35
2013	35
2014	35
2015	12
Total	$117

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

• Level 2: Quoted prices for similar assets in active markets or quoted prices that contain observable inputs such as yield curves, volatilities, prepayment speeds and other inputs derived from market data.

• Level 3: Quoted prices in markets that are not active or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates of the Company’s financial instruments as of December 31, 2011 and 2010, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31,
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$17,501	$17,501	$9,375	$9,375
Investment securities:
Available-for-sale	198,214	198,214	167,689	167,689
Other securities	6,671	6,671	8,183	8,183
Loans, net	310,081	309,927	306,668	308,014
Loans held for sale	9,754	9,846	12,576	12,576
Mortgage servicing rights	1,160	1,319	1,060	2,787
Derivative financial instruments	255	255	-	-
Accrued interest receivable	2,468	2,468	2,649	2,649

Financial liabilities:
Non-maturity deposits	$274,301	$274,301	$252,867	$252,867
Time deposits	179,833	181,280	178,447	180,084
FHLB borrowings	49,163	53,376	44,300	46,600
Other borrowings	27,434	25,200	26,001	22,590
Derivative financial instruments	-	-	68	68
Accrued interest payable	532	532	675	675

Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents is considered to approximate fair value.

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

The Company classifies its pooled trust preferred securities as Level 3. The portfolio consists of three investments in pooled trust preferred securities issued by various financial companies, one of which had no value at December 31, 2011. These securities are valued based on a matrix pricing in which the securities are benchmarked against single issuer trust preferred securities based on credit rating. The pooled trust preferred market is inactive; therefore single issuer trading is used as the benchmark, with additional adjustments made for credit and liquidity risk.

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

The Company’s derivative financial instruments consist of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale. The fair values of these derivatives are based on quoted prices for similar loans in the secondary market. The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sale of loans in the consolidated statements of earnings.

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

Valuation Methods for Financial Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2011 and 2010 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2011
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$9,164	$-	$9,164	$-
Municipal obligations, tax exempt	69,629	-	69,629	-
Municipal obligations, taxable	19,135	-	19,135	-
Mortgage-backed securities	94,472	-	94,472	-
Common stocks	819	819	-	-
Pooled trust preferred securities	405	-	-	405
Certificates of deposit	4,590	-	4,590	-
Derivative financial instruments	$255	$-	$255	$-

		As of December 31, 2010
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$22,187	$-	$22,187	$-
Municipal obligations, tax exempt	65,287	-	65,287	-
Municipal obligations, taxable	4,188	-	4,188	-
Mortgage-backed securities	60,804	-	60,804	-
Common stocks	828	828	-	-
Pooled trust preferred securities	236	-	-	236
Certificates of deposit	14,159	-	14,159	-
Liabilities:
Derivative financial instruments	$68	$-	$68	$-

The following table reconciles the changes in the Company’s Level 3 financial instruments during 2011:

Available-for
sale-securities
Level 3 asset (liability) fair value at December 31, 2010	$236
Transfers into Level 3	-
Payments applied to reduce carrying value	(21)
Total gains:
Included in other comprehensive income	190
Level 3 asset fair value at December 31, 2011	$405

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. However, adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $2.5 million and $5.3 million, with an allocated allowance of $205,000 and $1.4 million, at December 31, 2011 and December 31, 2010, respectively.

The Company’s measure of its goodwill is based on the Company’s market capitalization with appropriate control premiums and valuation multiples as compared to recent similar financial industry acquisition multiples to estimate the fair value of the Company’s single reporting unit. The fair value measurements are classified as Level 3. Core deposit intangibles are recognized when core deposits are acquired, using valuation techniques which calculate the present value of the estimated net cost savings relative to the Company’s alternative costs of funds over the expected remaining economic life of the deposits. Subsequent evaluations are made when facts or circumstances indicate potential impairment may have occurred. The models incorporate market discount rates, estimated average core deposit lives and alternative funding rates. The fair value measurements are classified as Level 3.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis at December 31, 2011 and 2010 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of December 31, 2011
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$2,285	$-	$-	$2,285	$(112)
Loans held for sale	9,846	-	9,846	-	-
Mortgage servicing rights	1,319	-	-	1,319	-
Real estate owned	$2,264	$-	$-	$2,264	$(517)

		As of December 31, 2010
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$3,902	$-	$-	$3,902	$(1,146)
Loans held for sale	12,576	-	12,576	-	(49)
Mortgage servicing rights	2,787	-	-	2,787	-
Real estate owned	$3,194	$-	$-	$3,194	$(367)

(13) Regulatory Capital Requirements

Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered “adequately capitalized.” As of December 31, 2011 and 2010, the Company and the Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of December 31, 2011, the Company and the Bank meet all capital adequacy requirements to which they are subject. The following is a comparison of the Company’s regulatory capital to minimum capital requirements at December 31, 2011 and 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Leverage	$56,273	9.84%	$22,871	4.0%	$28,589	5.0%
Tier 1 Capital	$56,273	15.02%	$14,984	4.0%	$22,476	6.0%
Total Risk Based Capital	$63,085	16.84%	$29,968	8.0%	$37,460	10.0%

As of December 31, 2010
Leverage	$55,258	10.00%	$22,094	4.0%	$27,617	5.0%
Tier 1 Capital	$55,258	15.01%	$14,722	4.0%	$22,083	6.0%
Total Risk Based Capital	$59,925	16.28%	$29,445	8.0%	$36,806	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at December 31, 2011 and 2010:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Leverage	$58,692	10.29%	$22,808	4.0%	$28,510	5.0%
Tier 1 Capital	$58,692	15.73%	$14,923	4.0%	$22,384	6.0%
Total Risk Based Capital	$63,325	16.97%	$29,846	8.0%	$37,307	10.0%

As of December 31, 2010
Leverage	$57,798	10.50%	$22,024	4.0%	$27,530	5.0%
Tier 1 Capital	$57,798	15.77%	$14,660	4.0%	$21,990	6.0%
Total Risk Based Capital	$62,384	17.02%	$29,320	8.0%	$36,650	10.0%

(14) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2011	2010
Assets:
Cash	$15	$13
Investment securities	1,107	1,115
Investment in Bank	75,370	72,268
Other	779	776
Total assets	$77,271	$74,172
Liabilities and stockholders’ equity:
Other borrowings	$18,136	$20,336
Other	15	19
Stockholders’ equity	59,120	53,817
Total liabilities and stockholders’ equity	$77,271	$74,172

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Dividends from Bank	$4,723	$2,910	$2,709
Interest income	21	32	53
Other non-interest income	7	7	7
Interest expense	(607)	(743)	(792)
Other expense, net	(341)	(219)	(244)
Earnings before equity in undistributed earnings of Bank	3,803	1,987	1,733
Increase/(decrease) in undistributed equity of Bank	367	(260)	1,199
Earnings before income taxes	4,170	1,727	2,932
Income tax benefit	(314)	(316)	(340)
Net earnings	$4,484	$2,043	$3,272

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$4,484	$2,043	$3,272
(Increase)/decrease in undistributed equity of Bank	(367)	260	(1,199)
Loss on impairment of investment securities	72	9	-
Other	(30)	(50)	35
Net cash provided by operating activities	4,159	2,262	2,108

Cash flows from investing activities:
Purchase of investment securities	-	(74)	-
Proceeds from sales and maturities of investment securities	-	-	150
Net cash (used in) provided by investing activities	-	(74)	150

Cash flows from financing activities:
Issuance of shares under stock option plan	57	228	-
Proceeds from other borrowings	-	2,398	3,185
Repayments on other borrowings	(2,200)	(2,910)	(3,618)
Purchase of treasury stock	-	-	(12)
Payment of dividends	(2,014)	(1,908)	(1,806)
Net cash used in financing activities	(4,157)	(2,192)	(2,251)
Net increase (decrease) in cash	2	(4)	7
Cash at beginning of year	13	17	10
Cash at end of year	$15	$13	$17

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2011, the Bank could distribute dividends of up to $1.3 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(15) Stockholders’ Rights Plan

On October 11, 2001, the Company’s board of directors adopted a stockholders’ rights plan (the “Rights Plan”). The Rights Plan provided for the distribution of one right on February 13, 2002, for each share of the Company’s outstanding common stock as of February 1, 2002. The rights have no immediate economic value to stockholders, because they cannot be exercised unless and until a person, group or entity acquires 15% or more of the Company’s common stock or announces a tender offer. The Rights Plan also permits the Company’s board of directors to redeem each right for one cent under various circumstances. In general, the Rights Plan provides that if a person, group or entity acquires a 15% or larger stake in the Company or announces a tender offer, and the Company’s board of directors chooses not to redeem the rights, all holders of rights, other than the 15% stockholder or the tender offeror, will be able to purchase a certain amount of the Company’s common stock for half of its market price.

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

The Company guarantees payments to holders of certain trust preferred securities issued by wholly owned grantor trusts. The securities are due in 2034 and 2036 and were redeemable beginning in 2009 and 2011. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $26.4 million at December 31, 2011. At December 31, 2011, the Company had a recorded liability of $16.6 million of principal and accrued interest to date, representing amounts owed to the trusts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2011. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC permitting the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 23, 2012 (the “2012 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	59	President and Chief Executive Officer

Mark A. Herpich	44	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Patrick L. Alexander	59	President and Chief Executive Officer	October 2001

Mark A. Herpich	44	Executive Vice President and Chief Financial Officer	October 2001

Michael E. Scheopner	50	Executive Vice President, Credit Risk Manager	October 2001

Dean R. Thibault	60	Executive Vice President, Commercial Banking	January 2006

Larry R. Heyka	65	Market President, Manhattan Region	January 2006

Mark J. Oliphant	59	Market President, Southwest Kansas Region	October 2001

Bradly L. Chindamo	43	Market President, Eastern Kansas Region	January 2008

ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2012 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2011 for all compensation plans previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved
by security holders	411,714	$19.09	-
Equity compensation plans not
approved by security holders	-	$-	-
Total	411,714	$19.09	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Nominees,” “Corporate Governance and Board of Directors” and “Certain Relationships and Related Transactions” of the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Ratification of KPMG LLP as our Independent Registered Public Accounting Firm” of the 2012 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Earnings – Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income – Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009

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

Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request. The Company’s filings with the Securities and Exchange Commission are also available via the Internet at www.sec.gov, the Company’s Web site available at www.landmarkbancorpinc.com or through the investor relations link at the Bank’s Web site at www.banklandmark.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK BANCORP, INC.
(Registrant)

By: /s/ Patrick L. Alexander	By: /s/ Mark A. Herpich
Patrick L. Alexander	Mark A. Herpich
President and Chief Executive Officer	Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE
/s/ Patrick L. Alexander	March 15, 2012	President, Chief Executive Officer and Director
Patrick L. Alexander	Date

/s/ Larry L. Schugart	March 15, 2012	Chairman of the Board, Director
Larry L. Schugart	Date

/s/ Richard A. Ball	March 15, 2012	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 15, 2012	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 15, 2012	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 15, 2012	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 15, 2012	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 15, 2012	Director
Susan E. Roepke	Date

/s/ C. Duane Ross	March 15, 2012	Director
C. Duane Ross	Date

/s/ David H. Snapp	March 15, 2012	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto

2.1	Agreement and Plan of Merger, dated January 13, 2012 among Landmark National Bank, The Wellsville Bank and Wellsville Bancshares, Inc.	the registrant’s Form 8-K filed with the Commission on January 17, 2012 (SEC file no. 000-33203)

3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file no. 000-33203)

3.2	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)

10.6	Rights Agreement between the Company and Landmark National Bank	the registrant’s Form 8-K filed with the Commission on January 22, 2002 (SEC file no. 000-33203)

10.7	Indenture dated as of December 19, 2003 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2003, filed with the Commission on March 30, 2004 (SEC file no. 000-33203)

10.8	Form of employment agreement between Mark J. Oliphant and the Company	the registrant’s Form 8-K filed with the Commission on March 9, 2005 (SEC file no. 000-33203)

10.9	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.10	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.11	2001 Stock Incentive Plan	the registrant’s Registration Statement on form S-8 filed with the Commission on February 11, 2003

10.12	Indenture dated as of December 30, 2005 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2005, filed with the Commission on March 29, 2006 (SEC file no. 000-33203)

10.13	Revolving Credit Agreement, dated November 19, 2008 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s report on Form 10-K for the period ending December 31, 2008, filed with the Commission on March 27, 2009 (SEC file no. 000-33203)

10.14	First Amendment to Revolving Credit Agreement, dated November 18, 2009 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s Form 10-K filed with the Commission on March 26, 2010 (SEC file no. 000-33203)

10.15	Second Amendment to Revolving Credit Agreement, dated November 5, 2010 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s Form 8-K filed with the Commission on November 9, 2010 (SEC file no. 000-33203)

10.16	Third Amendment to Revolving Credit Agreement, dated November 4, 2011 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 10, 2011 (SEC file no. 000-33203)

10.17	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Restricted Stock Award	the registrant’s Form 8-K filed with the Commission on April 19, 2011 (SEC file no. 000-33203)

13.1	Letter to Stockholders and Corporate Information included in 2011 Annual Report to Stockholders		X

21.1	Subsidiaries of the Company		X

23.1	Consent of KPMG LLP		X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text*

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

