Form 10-Q
period 2012-03-31
LANDMARK BANCORP INC
filed 2012-05-11
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date: as of May 10, 2012, the Issuer had outstanding 2,783,187 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

		Page Number

PART I

Item 1.	Financial Statements	2 - 20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21 – 29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29 – 30
Item 4.	Controls and Procedures	31

PART II

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

Form 10-Q Signature Page		33

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$28,824	$17,501
Investment securities:
Available-for-sale, at fair value	217,353	198,214
Other securities	6,686	6,671
Loans, net	298,905	310,081
Loans held for sale	10,244	9,754
Premises and equipment, net	14,955	14,692
Real estate owned	2,283	2,264
Bank owned life insurance	16,309	16,163
Goodwill	12,894	12,894
Other intangible assets, net	1,994	1,923
Accrued interest and other assets	9,102	8,083
Total assets	$619,549	$598,240

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$77,763	$66,122
Money market and NOW	202,031	171,529
Savings	41,669	36,650
Time, $100,000 and greater	57,039	63,374
Time, other	113,843	116,459
Total deposits	492,345	454,134

Federal Home Loan Bank borrowings	35,754	49,163
Other borrowings	23,591	27,434
Accrued interest, taxes, and other liabilities	7,770	8,389
Total liabilities	559,460	539,120

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,782,826 shares issued at March 31, 2012 and December 31, 2011	28	28
Additional paid-in capital	29,343	29,313
Retained earnings	27,398	26,200
Accumulated other comprehensive income	3,320	3,579
Total stockholders’ equity	60,089	59,120

Total liabilities and stockholders’ equity	$619,549	$598,240

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2012	2011
Interest income:
Loans:
Taxable	$4,143	$4,271
Tax-exempt	95	86
Investment securities:
Taxable	702	606
Tax-exempt	591	598
Total interest income	5,531	5,561
Interest expense:
Deposits	592	760
Borrowings	447	487
Total interest expense	1,039	1,247
Net interest income	4,492	4,314
Provision for loan losses	300	400
Net interest income after provision for loan losses	4,192	3,914
Non-interest income:
Fees and service charges	1,174	1,137
Gains on sales of loans, net	1,204	619
Bank owned life insurance	151	144
Other	143	137
Total non-interest income	2,672	2,037
Investment securities gains (losses):
Net impairment losses	(63)	-
Gains on sales of investment securities	227	-
Investment securities gains (losses), net	164	-
Non-interest expense:
Compensation and benefits	2,386	2,374
Occupancy and equipment	702	708
Professional fees	273	285
Amortization of intangibles	211	179
Data processing	195	198
Advertising	121	159
Federal deposit insurance premiums	92	175
Foreclosure and real estate owned expense	11	25
Other	738	728
Total non-interest expense	4,729	4,831
Earnings before income taxes	2,299	1,120
Income tax expense	572	142
Net earnings	$1,727	$978
Earnings per share:
Basic	$0.62	$0.35
Diluted	$0.62	$0.35
Dividends per share	$0.19	$0.18

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2012	2011

Net earnings	$1,727	$978
Unrealized holding gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	37	49
Net unrealized holding (losses) gains on all other available-for-sale securities	(287)	318
Less reclassification adjustment for gains included in earnings	(164)	-
Net unrealized (losses) gains	(414)	367
Income tax (benefit) expense	(155)	134
Total comprehensive income	$1,468	$1,211

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$1,727	$978
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	300	400
Amortization of investment security premiums, net	220	205
Amortization of intangibles	211	179
Depreciation	233	228
Bank owned life insurance	(151)	(144)
Stock-based compensation	30	19
Deferred income taxes	(64)	(125)
Gains on investment securities, net	(164)	-
Loss on sales of real estate owned, net	-	5
Gains on sales of loans, net	(1,204)	(619)
Proceeds from sales of loans	47,442	30,800
Origination of loans held for sale	(46,728)	(20,956)
Changes in assets and liabilities:
Accrued interest and other assets	(1,122)	(220)
Accrued expenses, taxes, and other liabilities	(614)	878
Net cash provided by operating activities	116	11,628
Cash flows from investing activities:
Net decrease (increase) in loans	10,897	(4,387)
Maturities and prepayments of investment securities	10,289	15,257
Purchases of investment securities	(36,110)	(28,754)
Proceeds from sales of investment securities	6,197	-
Purchase of bank owned life insurance	-	(2,500)
Proceeds from sales of real estate owned	-	1,475
Purchases of premises and equipment, net	(496)	(41)
Net cash used in investing activities	(9,223)	(18,950)
Cash flows from financing activities:
Net increase in deposits	38,211	17,779
Federal Home Loan Bank advance repayments	(9)	(10)
Change in Federal Home Loan Bank line of credit, net	(13,400)	(8,500)
Proceeds from other borrowings	700	150
Repayments on other borrowings	(4,543)	(823)
Proceeds from issuance of common stock under stock option plans	-	28
Excess tax benefit related to stock option plans	-	5
Payment of dividends	(529)	(502)
Net cash provided by financing activities	20,430	8,127
Net increase in cash and cash equivalents	11,323	805
Cash and cash equivalents at beginning of period	17,501	9,735
Cash and cash equivalents at end of period	$28,824	$10,540

Supplemental disclosure of cash flow information:
Cash payments (refunds) for income taxes	$415	$(575)
Cash paid for interest	1,068	1,314

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	19	1,198

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance at December 31, 2011	$28	$29,313	$26,200	$3,579	$59,120
Net earnings	-	-	1,727	-	1,727
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	(259)	(259)
Dividends paid ($0.19 per share)	-	-	(529)	-	(529)
Stock-based compensation	-	30	-	-	30
Balance at March 31, 2012	$28	$29,343	$27,398	$3,320	$60,089

Balance at December 31, 2010	$26	$27,102	$25,767	$922	$53,817
Net earnings	-	-	978	-	978
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	233	233
Dividends paid ($0.18 per share)	-	-	(502)	-	(502)
Stock-based compensation	-	19	-	-	19
Exercise of stock options, 2,559 shares, including excess tax benefit of $5	-	33	-	-	33
Balance at March 31, 2011	$26	$27,154	$26,243	$1,155	$54,578

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2011, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012. The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2011 concluded that its goodwill was not impaired; however, the Company can make no assurances that future impairment tests will not result in goodwill impairments. The Company concluded there were no triggering events during the first three months of 2012 that required an interim goodwill impairment test.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of March 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,665	$(3,985)	$680
Mortgage servicing rights	2,340	(1,026)	1,314
Total other intangible assets	$7,005	$(5,011)	$1,994

(Dollars in thousands)	As of December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,665	$(3,902)	$763
Mortgage servicing rights	2,149	(989)	1,160
Total other intangible assets	$6,814	$(4,891)	$1,923

Aggregate core deposit and mortgage servicing rights amortization expense was $211,000 and $179,000 for the first quarter of 2012 and 2011, respectively. The following sets forth estimated amortization expense for other intangible assets for the remainder of 2012 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2012	$468
2013	595
2014	510
2015	415
2016	3
Thereafter	3
Total	$1,994

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$8,284	$29	$(13)	$8,300
Municipal obligations, tax exempt	68,405	3,936	(78)	72,263
Municipal obligations, taxable	25,269	432	(101)	25,600
Mortgage-backed securities	102,928	1,533	(121)	104,340
Common stocks	621	240	-	861
Pooled trust preferred securities	1,035	-	(599)	436
Certificates of deposit	5,553	-	-	5,553
Total	$212,095	$6,170	$(912)	$217,353

	As of December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$9,120	$44	$-	$9,164
Municipal obligations, tax exempt	65,404	4,226	(1)	69,629
Municipal obligations, taxable	18,961	243	(69)	19,135
Mortgage-backed securities	92,742	1,823	(93)	94,472
Common stocks	621	198	-	819
Pooled trust preferred securities	1,104	-	(699)	405
Certificates of deposit	4,590	-	-	4,590
Total	$192,542	$6,534	$(862)	$198,214

Certain of the Company’s investment securities have unrealized losses, or are temporarily impaired. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which are temporarily impaired are shown below, along with the length of the impairment period.

		As of March 31, 2012
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	2	$1,490	$(13)	$-	$-	$1,490	$(13)
Municipal obligations, tax exempt	13	3,668	(78)	-	-	3,668	(78)
Municipal obligations, taxable	16	8,013	(101)	-	-	8,013	(101)
Mortgage-backed securities	11	22,130	(121)	-	-	22,130	(121)
Pooled trust preferred securities	2	-	-	436	(599)	436	(599)
Total	44	$35,301	$(313)	$436	$(599)	$35,737	$(912)

		As of December 31, 2011
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	1	$247	$(1)	$-	$-	$247	$(1)
Municipal obligations, taxable	15	6,579	(69)	-	-	6,579	(69)
Mortgage-backed securities	10	14,260	(93)	-	-	14,260	(93)
Pooled trust preferred securities	2	-	-	405	(699)	405	(699)
Total	28	$21,086	$(163)	$405	$(699)	$21,491	$(862)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2012, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above are temporarily impaired.

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

As of March 31, 2012, the Company owned two pooled trust preferred securities, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies. The market for these securities is considered to be inactive. The Company’s investments, Preferred Term Security (“PreTSL”) VIII and PreTSL IX, have remaining aggregate cost bases of $318,000 and $717,000 and non-credit-related, unrealized losses of $187,000 and $412,000, respectively. The Company uses discounted cash flow models on these two securities to assess if the present value of the cash flows expected to be collected is less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral. The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, assumed recoveries and estimated cash flows including all information available through the date of issuance of these financial statements. The discounted cash flow analysis includes a review of all issuers within the collateral pool and incorporates higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity. The Company also reviews stress tests of these securities to determine the additional estimated deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of March 31, 2012, the analysis of the Company’s PreTSL VIII investment indicated that an additional $63,000 of the unrealized loss was credit-related while the remaining $187,000 of unrealized loss was not credit-related. As of March 31, 2012, the analysis of the Company’s PreTSL IX investment indicated that the unrealized loss of $412,000 was not credit-related.

The following table provides additional information related to the Company’s investments in pooled trust preferred securities as of March 31, 2012:

(Dollars in thousands)					Cumulative
		Moody's	Original	Principal	credit	Cost	Unrealized	Fair
Investment	Class	rating	par	payments	losses	basis	loss	value
PreTSL VIII	B	C	$1,000	$-	$(682)	$318	$(187)	$131
PreTSL IX	B	Ca	1,000	(48)	(235)	717	(412)	305
Total			$2,000	$(48)	$(917)	$1,035	$(599)	$436

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

Maturities of investment securities at March 31, 2012 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$11,888	$11,980
Due after one year but within five years	133,223	135,707
Due after five years but within ten years	49,122	51,259
Due after ten years	17,241	17,546
Common stocks	621	861
Total	$212,095	$217,353

The preceding table includes scheduled principal payments and estimated prepayments for mortgage-backed securities, where actual maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale investment securities are as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2012	2011
Realized gains	$227	$-
Realized losses	-	-
Total	$227	$-

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock was $4.9 million at March 31, 2012 and December 31, 2011. The carrying value of the FRB stock was $1.8 million at March 31, 2012 and December 31, 2011. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there is no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in other investment securities are $60,000 of other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes. The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following as of:

	March 31,	December 31,
(Dollars in thousands)	2012	2011

One-to-four family residential real estate	$76,450	$79,108
Construction and land	20,544	21,672
Commercial real estate	92,488	93,786
Commercial loans	56,099	57,006
Agriculture loans	35,042	39,052
Municipal loans	10,065	10,366
Consumer loans	13,040	13,584
Total gross loans	303,728	314,574
Net deferred loan costs and loans in process	191	214
Allowance for loan losses	(5,014)	(4,707)
Loans, net	$298,905	$310,081

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2012
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2011	$560	$928	$1,791	$745	$433	$130	$120	$4,707
Charge-offs	-	-	-	-	-	-	(44)	(44)
Recoveries	2	1	-	4	38	-	6	51
Net recoveries	2	1	-	4	38	-	(38)	7
Provision for loan losses	129	133	106	(21)	(63)	5	11	300
Balance at March 31, 2012	691	1,062	1,897	728	408	135	93	5,014

Allowance for loan losses:
Individually evaluated for loss	66	10	-	34	-	65	18	193
Collectively evaluated for loss	625	1,052	1,897	694	408	70	75	4,821
Total	691	1,062	1,897	728	408	135	93	5,014

Loan balances:
Individually evaluated for loss	1,277	25	227	648	12	784	39	3,012
Collectively evaluated for loss	75,173	20,519	92,261	55,451	35,030	9,281	13,001	300,716
Total	$76,450	$20,544	$92,488	$56,099	$35,042	$10,065	$13,040	$303,728

	Three months ended March 31, 2011
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2010	395	1,186	1,576	1,173	399	99	139	4,967
Charge-offs	(103)	-	(434)	(458)	(1)	-	(28)	(1,024)
Recoveries	22	-	-	4	1	-	12	39
Net charge-offs	(81)	-	(434)	(454)	-	-	(16)	(985)
Provision for loan losses	47	256	169	(9)	(40)	16	(39)	400
Balance at March 31, 2011	361	1,442	1,311	710	359	115	84	4,382

Allowance for loan losses:
Individually evaluated for loss	24	654	-	103	-	69	-	850
Collectively evaluated for loss	337	788	1,311	607	359	46	84	3,532
Total	361	1,442	1,311	710	359	115	84	4,382

Loan balances:
Individually evaluated for loss	716	1,217	-	333	65	775	63	3,169
Collectively evaluated for loss	76,938	22,486	93,817	59,530	36,339	7,662	13,850	310,622
Total	$77,654	$23,703	$93,817	$59,863	$36,404	$8,437	$13,913	$313,791

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days delinquent and accruing interest at March 31, 2012 or December 31, 2011. The following tables present information on the Company’s past due and non-accrual loans by loan class:

	As of March 31, 2012
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$120	$440	$-	$560	$759	$1,319
Construction and land	-	-	-	-	25	25
Commercial real estate	739	-	-	739	227	966
Commercial loans	-	2	-	2	648	650
Agriculture loans	-	-	-	-	12	12
Municipal loans	-	-	-	-	241	241
Consumer loans	172	15	-	187	39	226
Total	$1,031	$457	$-	$1,488	$1,951	$3,439

Percent of gross loans	0.34%	0.15%	0.00%	0.49%	0.64%	1.13%

	As of December 31, 2011
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$368	$1,174	$-	$1,542	$752	$2,294
Construction and land	21	-	-	21	225	246
Commercial real estate	64	211	-	275	17	292
Commercial loans	1	201	-	202	78	280
Agriculture loans	1	-	-	1	63	64
Municipal loans	-	-	-	-	241	241
Consumer loans	160	18	-	178	43	221
Total	$615	$1,604	$-	$2,219	$1,419	$3,638

Percent of gross loans	0.20%	0.51%	0.00%	0.71%	0.45%	1.16%

The Company’s impaired loans increased from $2.5 million at December 31, 2011 to $3.0 million at March 31, 2012. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2012 and December 31, 2011, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. The following tables present information on impaired loans:

(Dollars in thousands)	As of March 31, 2012
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,567	$1,277	$1,092	$185	$66	$1,291	$8
Construction and land	25	25	-	25	10	25	-
Commercial real estate	227	227	227	-	-	227	-
Commercial	648	648	570	78	34	731	-
Agriculture loans	12	12	12	-	-	12	-
Municipal loans	784	784	653	131	65	784	4
Consumer loans	39	39	21	18	18	42	-
Total impaired loans	$3,302	$3,012	$2,575	$437	$193	$3,112	$12

(Dollars in thousands)	As of December 31, 2011
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,570	$1,280	$1,072	$208	$65	$1,311	$32
Construction and land	574	225	200	25	8	419	-
Commercial real estate	17	17	17	-	-	20	-
Commercial loans	78	78	-	78	35	83	-
Agriculture loans	63	63	63	-	-	65	-
Municipal loans	784	784	653	131	65	772	35
Consumer loans	43	43	10	33	32	49	-
Total impaired loans	$3,129	$2,490	$2,015	$475	$205	$2,719	$67

The Company did not classify any loan modifications as TDR during the first quarters of 2012 or 2011. During the first quarter of 2012, a construction and land loan totaling $200,000, after modification, was paid off per the terms of the loan modification agreement. As of March 31, 2012, the Company had four loan modifications that had previously been classified as TDRs. The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans as of March 31, 2012 that had been modified as TDRs and then subsequently defaulted. At March 31, 2012, there are no commitments to lend additional funds to any borrower whose loan terms have been modified as a TDR. As of March 31, 2012, the Company had no related allowance recorded against loans classified as TDRs compared to $5,000 recorded at December 31, 2011. The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of March 31, 2012		As of December 31, 2011
	Number of loans	Loan Balance	Number of loans	Loan Balance

One-to-four family residential real estate	2	$518	2	$528
Construction and land	-	-	1	549
Municipal loans	2	653	2	653
Total troubled debt restructurings	4	$1,171	5	$1,730

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $200.1 million and $183.3 million at March 31, 2012 and December 31, 2011, respectively. Gross service fee income related to such loans was $119,000 and $107,000 for the quarters ended March 31, 2012 and 2011, respectively, and is included in fees and service charges in the consolidated statements of earnings.

As of March 31, 2012 and December 31, 2011, the Company had a mortgage repurchase reserve of $500,000 which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment. The Company did not make any provisions or charge any losses against the reserve during the first quarter of 2012.

5.	Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2012	2011
Net earnings	$1,727	$978

Weighted average common shares outstanding - basic (1)	2,782,826	2,770,706
Assumed exercise of stock options (1)	11,532	689
Weighted average common shares outstanding - diluted (1)	2,794,358	2,771,395
Net earnings per share (1):
Basic	$0.62	$0.35
Diluted	$0.62	$0.35

(1) Share and per share values for the period ended March 31, 2011 have been adjusted to give effect to the 5% stock dividend paid during December 2011.

The diluted earnings per share computations for the three months ended March 31, 2012 and 2011 exclude unexercised stock options of 155,632 and 426,944, respectively, because their inclusion would have been anti-dilutive to earnings per share.

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

Fair value estimates of the Company’s financial instruments as of March 31, 2012 and December 31, 2011, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)
	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$28,824	$28,824	$17,501	$17,501
Investment securities:
Available-for-sale	217,353	217,353	198,214	198,214
Other securities	6,686	6,686	6,671	6,671
Loans, net	298,905	298,270	310,081	309,927
Loans held for sale	10,244	10,244	9,754	9,846
Mortgage servicing rights	1,314	1,467	1,160	1,319
Derivative financial instruments	352	352	255	255
Accrued interest receivable	2,790	2,790	2,468	2,468

Financial liabilities:
Non-maturity deposits	$321,463	$321,463	$274,301	$274,301
Time deposits	170,882	172,056	179,833	181,280
FHLB borrowings	35,754	39,697	49,163	53,376
Other borrowings	23,591	21,325	27,434	25,200
Accrued interest payable	503	503	532	532

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

The Company classifies the fair value of its pooled trust preferred securities as Level 3. The portfolio consists of two investments in pooled trust preferred securities issued by various financial companies. These securities are valued based on a matrix pricing in which the securities are benchmarked against single issuer trust preferred securities based on credit rating. The pooled trust preferred market is inactive; therefore single issuer trading is used as the benchmark, with additional adjustments made for credit and liquidity risk.

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

The estimated fair value of the Company’s loan portfolio is based on the segregation of loans by collateral type, interest terms, and maturities. The fair value is estimated based on discounting scheduled and estimated cash flows through maturity using an appropriate risk-adjusted yield curve to approximate current interest rates for each category. No adjustment was made to the interest rates for changes in credit risk of performing loans where there were no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses applicable to the performing loan portfolio results in a fair valuation of such loans. The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value. This method of estimating fair value is classified as Level 3 and does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820.

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

The carrying amount of accrued interest receivable and payable is considered to approximate fair value and are classified as Level 3.

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

Valuation methods for instruments measured at fair value on a recurring basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2012
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U. S. federal agency obligations	$8,300	$-	$8,300	$-
Municipal obligations, tax exempt	72,263	-	72,263	-
Municipal obligations, taxable	25,600	-	25,600	-
Mortgage-backed securities	104,340	-	104,340	-
Common stocks	861	861	-	-
Pooled trust preferred securities	436	-	-	436
Certificates of deposit	5,553	-	5,553	-
Derivative financial instruments	$352	$-	$352	$-

		As of December 31, 2011
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U. S. federal agency obligations	$9,164	$-	$9,164	$-
Municipal obligations, tax exempt	69,629	-	69,629	-
Municipal obligations, taxable	19,135	-	19,135	-
Mortgage-backed securities	94,472	-	94,472	-
Common stocks	819	819	-	-
Pooled trust preferred securities	405	-	-	405
Certificates of deposit	4,590	-	4,590	-
Derivative financial instruments	$255	$-	$255	$-

The following table reconciles the changes in the Company’s Level 3 financial instruments during the first three months of 2012:

(Dollars in thousands)
Available-for
sale-securities
Level 3 asset fair value at December 31, 2011	$405
Payments applied to reduce carrying value	(6)
Total (losses) gains:
Included in earnings	(63)
Included in other comprehensive income	100
Level 3 asset fair value at March 31, 2012	$436

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

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $3.0 million at March 31, 2012 and $2.5 million at December 31, 2011, with allocated allowances of $193,000 and $205,000, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2012
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$2,819	$-	$-	$2,819	$(6)
Loans held for sale	10,244	-	10,244	-	(28)
Mortgage servicing rights	1,467	-	-	1,467	-
Real estate owned	$2,283	$-	$-	$2,283	$-

(Dollars in thousands)		As of December 31 ,2011
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$2,285	$-	$-	$2,285	$(112)
Loans held for sale	9,846	-	9,846	-	-
Mortgage servicing rights	1,319	-	-	1,319	-
Real estate owned	$2,264	$-	$-	$2,264	$(517)

8.	Impact of Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in ASU No. 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. Adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial statements.

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

The Company announced the completion of the acquisition, by its wholly-owned subsidiary, Landmark National Bank, of The Wellsville Bank from Wellsville Bancshares, Inc., effective April 1, 2012. The purchase price consisted of cash of $3.7 million. The acquisition was effected through the merger of The Wellsville Bank with and into Landmark National Bank. As of March 31, 2012, The Wellsville Bank’s assets and liabilities consisted primarily of investments of $14.2 million, loans of $14.8 million and deposits of $34.9 million. Based on preliminary estimates of the fair values of the net assets acquired, goodwill is expected to be less than $500,000. Such fair values will be finalized prior to year end. The acquisition adds one additional branch, located in Wellsville, Kansas, to Landmark’s existing branch network, giving Landmark a total of 22 offices in 17 communities across Kansas.

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

We are significantly impacted by prevailing economic conditions including federal monetary and fiscal policies and federal regulations of financial institutions. Deposit balances are influenced by numerous factors such as competing investments, the level of income and the personal rate of savings within our market areas. Factors influencing lending activities include the demand for housing and interest rate pricing competition from other lending institutions.

Our business consists of ownership of Landmark National Bank, with its main office in Manhattan, Kansas and twenty branch offices in eastern, central and southwestern Kansas as of March 31, 2012. In January 2012, we entered into an agreement to purchase a bank in Wellsville, Kansas with approximately $34.9 million in deposits, $14.2 million in investments and $14.8 million in loans, which was merged into Landmark National Bank upon the April 1, 2012 closing of the acquisition.

Regulatory Developments. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression. While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways. Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future. However, because many aspects of the Act remain subject to future rulemaking, it is difficult to precisely anticipate its ultimate overall financial impact on the Company and Landmark National Bank at this time. The Company’s management is staying abreast of continuing developments with respect to the Act and assessing the probable impact of such developments on the Company’s business, financial condition, and results of operations.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, valuation of real estate owned, valuation of investment securities, accounting for income taxes and accounting for goodwill and other intangible assets, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Summary of Results. During the first quarter of 2012, we recorded net earnings of $1.7 million as compared to net earnings of $978,000 in the same period of 2011. The increase in net earnings was primarily due to a $585,000 increase in our gains on sales of loans and a net gain of $164,000 on our investment securities portfolio during the first quarter of 2012 as compared to no such gain in the first quarter of 2011.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, expcept per share amounts)	Three months ended March 31,
	2012	2011
Net earnings:
Net earnings	$1,727	$978
Basic earnings per share (1)	$0.62	$0.35
Diluted earnings per share (1)	$0.62	$0.35
Earnings ratios:
Return on average assets (2)	1.15%	0.70%
Return on average equity (2)	11.62%	7.32%
Equity to total assets	9.70%	9.55%
Net interest margin (2) (3)	3.62%	3.80%
Dividend payout ratio	30.65%	51.35%

(1) Per share values for the period ending March 31, 2011 have been adjusted to give effect to the 5% stock dividend paid during December 2011.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income for the quarter ended March 31, 2012 decreased $30,000 to $5.5 million, a decline of 0.5% as compared to the same period of 2011. Interest income on loans decreased $119,000, or 2.7%, to $4.2 million for the quarter ended March 31, 2012, due primarily to lower tax equivalent yields earned on loans. Our average tax equivalent yield on loans decreased to 5.46% in the first quarter of 2012 from 5.75% in the same period of 2011. Partially offsetting the lower yields was an increase in our average loan balances, which increased from $310.5 million to $314.6 million in the same periods, respectively. Interest income on investment securities increased $89,000, or 7.4%, to $1.3 million for the first quarter of 2012, as compared to the same period of 2011. The increase in interest income on investment securities was due to higher average balances of investment securities, which increased from $179.3 million during the first quarter of 2011 to $205.4 million during the first quarter of 2012. Partially offsetting the increase in average balances was a decline in the yield on our investment portfolio, as our tax equivalent yield on investment securities declined from 3.38% during the first quarter of 2011 to 3.09% during the first quarter of 2012. The yields on our investments securities declined as we sold some of our higher yielding investment securities and reinvested those proceeds, as well as funds from the maturities and prepayments of investment securities, into investment securities with lower average yields.

Interest Expense. Interest expense during the quarter ended March 31, 2012 decreased $208,000, or 16.7%, to $1.0 million as compared to the same period of 2011. For the first quarter of 2012, interest expense on interest-bearing deposits decreased $168,000, or 22.1%, to $592,000 as a result of lower rates on deposit balances, consisting of lower rates on our certificates of deposit, money market, NOW and savings accounts. Our total cost of deposits declined from 0.80% during the first quarter of 2011 to 0.59% during the same period of 2012. Our average deposit balances increased from $385.8 million for the first quarter of 2011 to $402.5 million for the first quarter of 2012. For the first quarter of 2012, interest expense on borrowings decreased $40,000, or 8.2%, to $447,000 due to lower outstanding balances on our borrowings and also to lower average costs of borrowings. Our average outstanding borrowings declined from $62.9 million in the first quarter of 2011 to $61.7 million in the same period of 2012, while our cost of borrowings decreased from 3.14% to 2.90% in the respective periods.

Net Interest Income. Net interest income increased $178,000, or 4.1%, for the first quarter of 2012 to $4.5 million compared to the same period of 2011. Our net interest margin, on a tax equivalent basis, decreased to 3.62% during the first quarter of 2012 compared to 3.80% during the same period of 2011. The increase in net interest income was a result of our average interest-earning asset balances increasing from $496.6 million during the first quarter of 2011 to $534.6 million during the first quarter of 2012. During the first quarter of 2012, our net interest margin declined, compared to the same period of 2011, primarily as a result of holding higher relative levels of investment securities and cash and cash equivalents, which typically earn lower yields than loans, as our average deposit balances increased.

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

Our provision for loan losses declined from $400,000 during the first quarter of 2011 to $300,000 during the same period of 2012. We recorded net loan recoveries of $7,000 during the first quarter of 2012 compared to net loan charge-offs of $985,000 during the same period of 2011. The net loan charge-offs in the first quarter of 2011 were principally associated with a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which was charged down to market value after we acquired ownership of the property securing the loans during the first quarter of 2011. The commercial real estate property was sold during the first quarter of 2011 without incurring any further losses. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income increased $635,000, or 31.2%, to $2.7 million in the first quarter of 2012 compared to the same period of 2011. The increase in non-interest income was primarily the result of a $585,000 increase in our gains on sales of loans, as the volume of loans sold in the secondary market was higher in the first quarter of 2012 compared to a year earlier. In addition, our fees and service charges increased by $37,000, or 3.3%, as a result of higher fees and service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others.

Investment Securities Gains (Losses). During the first quarter of 2012, we recognized $227,000 in gains on sales of investment securities as a result of selling approximately $5.5 million of mortgage-backed investment securities, as we capitalized on what we believed to be premium pricing that existed in the markets for these types of securities at the time. Partially offsetting the gains on sales of investment securities was a credit-related, other-than-temporary impairment loss of $63,000 recognized during the first quarter of 2012 on one of our investments in pooled trust preferred securities. No such gains or losses were realized during the first quarter of 2011.

Non-interest Expense. Non-interest expense decreased $102,000, or 2.1%, to $4.7 million for the first quarter of 2012 compared to a year earlier. The decrease in non-interest expense was primarily the result of declines of $83,000 in federal deposit insurance premiums and $38,000 in advertising. Partially offsetting these declines was an increase of $32,000 in amortization of intangibles as the amortization of our mortgage servicing rights was higher in the first quarter of 2012 than the same period of 2011.

Income Tax Expense. During the first quarter of 2012, we recorded income tax expense of $572,000 as compared to $142,000 during the same period of 2011. Our effective tax rate increased from 12.7% in the first quarter of 2011 to 24.9% in the first quarter of 2012 as a result of higher taxable income, while tax-exempt income remained stable between the periods.

Financial Condition. Our asset quality and performance have been affected by the general economic conditions of recent years, including difficult credit markets, depressed residential and commercial real estate values, generally depressed consumer confidence, heightened unemployment and decreased consumer spending. Even though the geographic markets in which the Company operates have been impacted by these economic conditions, the effect has not been as severe as those experienced in some areas of the U.S. In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Outside of identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of commercial real estate, commercial and consumer loans, and the purchase of investment and mortgage-backed securities. Total assets increased to $619.5 million at March 31, 2012, compared to $598.2 million at December 31, 2011. Net loans, excluding loans held for sale, decreased to $298.9 million at March 31, 2012 from $310.1 million at December 31, 2011. The $11.2 million decrease in net loans was the result of lower outstanding balances in all of our loan categories. The decline in these loan balances is the result of multiple factors, including reduced loan demand from our customers, seasonal factors and early payoffs. The decline in our one-to-four family residential real estate loan portfolio is primarily due to normal runoff related to principal payments and prepayments. Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market. These loans are typically sold soon after the loan closing. We retain some of our newly originated one-to-four family residential real estate loans that meet internal criteria as well as secondary market qualifications. We typically only retain loans with maturities of 15 years or less. While we do not intend to increase our one-to-four family residential real estate loan portfolio, we are slowing the runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations will still be sold. We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2012, our allowance for loan losses totaled $5.0 million, or 1.65% of gross loans outstanding, as compared to $4.7 million, or 1.50% of gross loans outstanding, at December 31, 2011.

Loans past due 30-89 days and still accruing interest totaled $1.5 million, or 0.48% of gross loans at March 31, 2012 compared to $2.2 million, or 0.71% of gross loans, at December 31, 2011. At March 31, 2012, $2.0 million in loans were on non-accrual status, or 0.64% of gross loans, compared to a balance of $1.4 million, or 0.45% of gross loans, at December 31, 2011. The increase in non-accrual loans was primarily related to two commercial loan relationships which were placed on non-accrual status during the first quarter of 2012. Subsequent to March 31, 2012, one of the commercial loan relationships was paid off in full. We continue to monitor the other non-accrual loans. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days or more delinquent and still accruing interest at March 31, 2012 or December 31, 2011. Our impaired loans totaled $3.0 million at March 31, 2012 compared to $2.5 million at December 31, 2011. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2012 and December 31, 2011 was related to troubled debt restructurings that are current but still classified as impaired.

At March 31, 2012, we had four loan relationships that were classified as troubled debt restructurings compared to five at December 31, 2011. During 2011, we restructured three loan relationships that we identified as troubled debt restructurings. One of the restructurings was a construction and land loan relationship totaling $599,000 which was secured by raw land which had experienced a severe decline in value. As part of the agreement, we agreed to reduce the outstanding loan balance to $250,000 in exchange for a $50,000 principal payment in 2011 with the remaining $200,000 to be received during the first quarter of 2012. We had charged-off $141,000 of the loan during 2010 and an additional $208,000 during 2011, with the remaining $200,000 loan balance classified as non-accrual and impaired as of December 31, 2011. The loan was paid off as of March 31, 2012. Another loan relationship totaling $110,000 to a municipal sanitary and improvement district was also restructured in 2011 to extend the maturity and lower the interest rate to allow the district more time to develop. The outstanding balance of $110,000 was classified as non-accrual and impaired as of March 31, 2012 and December 31, 2011. The restructuring did not impact our allowance for loan losses. Also during 2011, a one-to-four family residential real estate loan totaling $10,000 was classified as a troubled debt restructuring as a result of the customer receiving a zero interest rate loan. This loan was classified as impaired as of March 31, 2012 and December 31, 2011.

During 2010, we restructured two loan relationships that were identified as troubled debt restructurings. One of the relationships was an $853,000 real estate loan which was secured by real estate which was deficient based on the appraised value. The relationship was restructured into two 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and to whom we granted concessions at renewal. The value of the real estate supported $563,000 of the loan relationship. The $290,000 collateral deficiency of the real estate had previously been included in our allowance on impaired loans. The loan was returned to accrual status during 2010 after a payment history was established, while the collateral deficiency was charged-off. The outstanding balance of the loan was $508,000 and $518,000 at March 31, 2012 and December 31, 2011, respectively. A second loan relationship totaling $527,000 to another municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop. As of March 31, 2012 and December 31, 2011, the outstanding balance of the loan was $543,000. The restructuring did not impact our allowance for loan losses. Both of these loans were current and accruing interest at March 31, 2012 and December 31, 2011, but still classified as impaired.

As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are aggressively working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. We had $2.3 million of real estate owned at March 31, 2012 and December 31, 2011. Real estate owned primarily consists of a residential subdivision development we took possession of after the development slowed and the borrower was unable to comply with the contractual terms of the loan, a commercial real estate building resulting from a loan settlement, land previously acquired by the Bank for expansion and a few residential real estate properties. The Company is currently marketing all of the properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. While we have generally experienced improvement in our non-performing loans and believe that our allowance for loan losses at March 31, 2012 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a $38.2 increase in total deposits during the first quarter of 2012, to $492.3 million at March 31, 2012, from $454.1 million at December 31, 2011. The growth occurred in our non-interest-bearing demand, money market and NOW and savings accounts while our time deposit balances declined. Total borrowings decreased $17.3 million to $59.3 million at December 31, 2011, from $76.6 million at December 31, 2011. The decrease was primarily a result of reducing our FHLB line of credit with the liquidity from higher deposit balances and lower outstanding balances on our repurchase agreements.

Non-interest-bearing deposits at March 31, 2012 were $77.8 million, or 15.8% of deposits, compared to $66.1 million, or 14.5%, at December 31, 2011. Money market and NOW deposit accounts were 41.0% of our deposit portfolio and totaled $202.0 million at March 31, 2012, compared to $171.5 million, or 37.8%, at December 31, 2011. Savings accounts increased to $41.7 million, or 8.5% of deposits, at March 31, 2012, from $36.7 million, or 8.1%, at December 31, 2011. Certificates of deposit decreased to $170.9 million, or 34.7% of deposits, at March 31, 2012, from $179.8 million, or 39.6%, at December 31, 2011.

Certificates of deposit at March 31, 2012, which are scheduled to mature in one year or less, totaled $120.6 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows. During the three months ended March 31, 2012, our cash and cash equivalents increased by $11.3 million. Our operating activities provided net cash of $116,000 during the first three months of 2012. Our investing activities used net cash of $9.2 million during the first three months of 2012 as we purchased investment securities with our excess liquidity. Financing activities provided net cash of $20.4 million during the first three months of 2012, primarily from the increased deposits which were primarily used to purchase investment securities and reduce our borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $246.2 million at March 31, 2012 and $215.7 million at December 31, 2011. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2012, we had outstanding FHLB advances of $35.8 million and no borrowings against our line of credit with the FHLB. At March 31, 2012, we had collateral pledged to the FHLB that would allow us to borrow an additional $66.5 million, subject to FHLB credit requirements and policies. At March 31, 2012, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $16.9 million. We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $59.3 million under which we had no outstanding borrowings at March 31, 2012. We had other borrowings of $23.6 million at March 31, 2012, which included $16.5 million of subordinated debentures and $4.8 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 5, 2012, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.00%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2012. The outstanding balance on the line of credit at March 31, 2012 was $2.3 million, which was also included in other borrowings.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.2 million at March 31, 2012.

At March 31, 2012, we had outstanding loan commitments, excluding standby letters of credit, of $80.1 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.” As of March 31, 2012 and December 31, 2011, both the Company and the Landmark National Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of March 31, 2012, the Company and the Landmark National Bank met all capital adequacy requirements to which we are subject.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2012 and December 31, 2011:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Leverage	$58,034	9.86%	$23,544	4.00%	$29,431	5.00%
Tier 1 Capital	$58,034	15.66%	$14,826	4.00%	$22,240	6.00%
Total Risk Based Capital	$64,349	17.36%	$29,653	8.00%	$37,066	10.00%

As of December 31, 2011
Leverage	$56,273	9.84%	$22,871	4.00%	$28,589	5.00%
Tier 1 Capital	$56,273	15.02%	$14,984	4.00%	$22,476	6.00%
Total Risk Based Capital	$63,085	16.84%	$29,968	8.00%	$37,460	10.00%

The following is a comparison of the Landmark National Bank’s regulatory capital to minimum capital requirements at March 31, 2012 and December 31, 2011:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Leverage	$60,637	10.34%	$23,467	4.00%	$29,334	5.00%
Tier 1 Capital	$60,637	16.43%	$14,765	4.00%	$22,147	6.00%
Total Risk Based Capital	$65,225	17.67%	$29,530	8.00%	$36,912	10.00%

As of December 31, 2011
Leverage	$58,692	10.29%	$22,808	4.00%	$28,510	5.00%
Tier 1 Capital	$58,692	15.73%	$14,923	4.00%	$22,384	6.00%
Total Risk Based Capital	$63,325	16.97%	$29,846	8.00%	$37,307	10.00%

Dividends. During the quarter ended March 31, 2012, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2012. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2012, approximately $2.0 million was available to be paid as dividends to the Company by Landmark National Bank without prior regulatory approval.

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

Average Assets/Liabilities. The following table reflects the tax equivalent yields on average interest-earning assets and costs of average interest-bearing liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	March 31, 2012			March 31, 2011
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$14,589	$2	0.05%	$6,768	$2	0.12%
Investment securities (1)	205,435	1,583	3.09%	179,328	1,495	3.38%
Loans receivable, net (2)	314,578	4,285	5.46%	310,514	4,400	5.75%
Total interest-earning assets	534,602	5,870	4.40%	496,610	5,897	4.82%
Non-interest-earning assets	67,175			69,254
Total	$601,777			$565,864

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$175,986	$494	1.13%	$176,258	$645	1.48%
Money market and NOW accounts	187,428	88	0.19%	175,595	102	0.24%
Savings accounts	39,098	10	0.10%	33,947	13	0.16%
Total deposits	402,512	592	0.59%	385,800	760	0.80%
FHLB advances and other borrowings	61,722	447	2.90%	62,885	487	3.14%
Total interest-bearing liabilities	464,234	1,039	0.90%	448,685	1,247	1.13%
Non-interest-bearing liabilities	77,768			62,983
Stockholders' equity	59,775			54,196
Total	$601,777			$565,864

Interest rate spread (3)			3.50%			3.69%
Net interest margin (4)		$4,831	3.62%		$4,650	3.80%
Tax equivalent interest - imputed		339			336
Net interest income		$4,492			$4,314

Ratio of average interest-earning assets to average interest-bearing liabilities			115.2%		110.7%

(1)	Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average interest-earning assets.

Rate/Volume Table. The following table describes the extent to which changes in tax equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns). The net changes attributable to the combined effect of volume and rate that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended March 31,
	2012 vs 2011
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$-	$-	$-
Investment securities	214	(126)	88
Loans	40	(155)	(115)
Total	254	(281)	(27)
Interest expense:
Deposits	33	(201)	(168)
Other borrowings	(8)	(32)	(40)
Total	25	(233)	(208)
Net interest income	$229	$(48)	$181

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2012, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$426	2.4%
100 basis point rising	$237	1.3%
100 basis point falling	$(791)	(4.4)%
200 basis point falling	NM	NM

Not meaningful (“NM”)

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, and the effects of increases in FDIC premiums.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
•	Our ability to compete with other financial institutions as effectively as we currently intend due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of declines in real estate markets.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2011 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated January 13, 2012, among Landmark National Bank, The Wellsville Bank and Wellsville Bancshares, Inc. (incorporated by reference to the registrant’s Form 8-K filed with the Commission on January 17, 2012 (SEC file no. 000-33203))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; (v) Consolidated Statements of Equity for the thee months ended March 31, 2012 and March 31, 2011; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text*

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

LANDMARK BANCORP, INC.

Date: May 11, 2012	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 11, 2012	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

