Form 10-Q
period 2012-06-30
LANDMARK BANCORP INC
filed 2012-08-10
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date: as of August 9, 2012, the Issuer had outstanding 2,783,187 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

		Page Number

	PART I

Item 1.	Financial Statements	2 - 22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23 – 33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33 – 34
Item 4.	Controls and Procedures	35

	PART II

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

Form 10-Q Signature Page		37

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$31,486	$17,501
Investment securities:
Available-for-sale, at fair value	254,154	198,214
Other securities	5,727	6,671
Loans, net	304,128	310,081
Loans held for sale	5,893	9,754
Premises and equipment, net	15,292	14,692
Real estate owned	2,570	2,264
Bank owned life insurance	16,447	16,163
Goodwill	13,075	12,894
Other intangible assets, net	2,408	1,923
Accrued interest and other assets	9,287	8,083
Total assets	$660,467	$598,240

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$83,611	$66,122
Money market and NOW	222,370	171,529
Savings	46,338	36,650
Time, $100,000 and greater	63,503	63,374
Time, other	118,053	116,459
Total deposits	533,875	454,134

Federal Home Loan Bank borrowings	35,745	49,163
Other borrowings	21,639	27,434
Accrued interest, taxes, and other liabilities	7,750	8,389
Total liabilities	599,009	539,120

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,783,187 and 2,782,826 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	28	28
Additional paid-in capital	29,370	29,313
Retained earnings	28,687	26,200
Accumulated other comprehensive income	3,373	3,579
Total stockholders’ equity	61,458	59,120

Total liabilities and stockholders’ equity	$660,467	$598,240

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans:
Taxable	$4,204	$4,304	$8,347	$8,575
Tax-exempt	96	86	191	172
Investment securities:
Taxable	822	720	1,524	1,326
Tax-exempt	607	597	1,198	1,195
Total interest income	5,729	5,707	11,260	11,268
Interest expense:
Deposits	575	703	1,167	1,463
Borrowings	440	469	887	956
Total interest expense	1,015	1,172	2,054	2,419
Net interest income	4,714	4,535	9,206	8,849
Provision for loan losses	300	700	600	1,100
Net interest income after provision for loan losses	4,414	3,835	8,606	7,749
Non-interest income:
Fees and service charges	1,317	1,217	2,491	2,354
Gains on sales of loans, net	1,425	463	2,629	1,082
Bank owned life insurance	139	150	290	294
Other	147	278	290	415
Total non-interest income	3,028	2,108	5,700	4,145
Investment securities:
Net impairment losses	-	-	(63)	-
Gains on sales of investment securities	132	-	359	-
Investment securities gains, net	132	-	296	-
Non-interest expense:
Compensation and benefits	2,422	2,297	4,808	4,671
Occupancy and equipment	781	720	1,483	1,428
Professional fees	294	746	567	1,031
Amortization of intangibles	215	182	426	361
Data processing	223	179	418	377
Advertising	121	138	242	297
Federal deposit insurance premiums	90	117	182	292
Foreclosure and real estate owned expense	18	39	29	64
Other	966	809	1,704	1,537
Total non-interest expense	5,130	5,227	9,859	10,058
Earnings before income taxes	2,444	716	4,743	1,836
Income tax expense (benefit)	626	(6)	1,198	136
Net earnings	$1,818	$722	$3,545	$1,700
Earnings per share:
Basic (1)	$0.65	$0.26	$1.27	$0.61
Diluted (1)	$0.65	$0.26	$1.27	$0.61
Dividends per share	$0.19	$0.18	$0.38	$0.36

(1) Per share amounts for the periods ended June 30, 2011 have been adjusted to give effect to the 5% stock dividend paid during December 2011.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011

Net earnings	$1,818	$722	$3,545	$1,700
Unrealized holding gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	57	193	94	242
Net unrealized holding gains (losses) on all other available-for-sale securities	159	2,150	(128)	2,468
Less reclassification adjustment for net gains included in earnings	(132)	-	(296)	-
Net unrealized gains (losses)	84	2,343	(330)	2,710
Income tax expense (benefit)	31	868	(124)	1,002
Total comprehensive income	$1,871	$2,197	$3,339	$3,408

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$3,545	$1,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	600	1,100
Provision for valuation allowance on real estate owned	-	27
Amortization of investment security premiums, net	590	417
Amortization of intangibles	426	361
Depreciation	478	442
Bank owned life insurance	(290)	(294)
Stock-based compensation	51	39
Deferred income taxes	(110)	(200)
Gains on investment securities, net	(296)	-
Gain on sales of real estate owned, net	(25)	(168)
Gains on sales of loans, net	(2,629)	(1,082)
Proceeds from sales of loans	104,665	54,390
Origination of loans held for sale	(98,175)	(48,998)
Changes in assets and liabilities:
Accrued interest and other assets	(1,387)	431
Accrued expenses, taxes, and other liabilities	(708)	1,799
Net cash provided by operating activities	6,735	9,964
Cash flows from investing activities:
Net decrease (increase) in loans	20,392	(3,117)
Maturities and prepayments of investment securities	20,766	26,692
Purchases of investment securities	(71,894)	(42,495)
Proceeds from sales of investment securities	9,855	-
Net cash received in bank acquisition	3,965	-
Purchase of bank owned life insurance	-	(2,500)
Proceeds from sales of premises and equipment and real estate owned	345	1,786
Purchases of premises and equipment, net	(669)	(71)
Net cash used in investing activities	(17,240)	(19,705)
Cash flows from financing activities:
Net increase in deposits	44,755	17,123
Federal Home Loan Bank advance repayments	(18)	(19)
Change in Federal Home Loan Bank line of credit, net	(13,400)	(4,700)
Proceeds from other borrowings	325	660
Repayments on other borrowings	(6,120)	(1,444)
Proceeds from issuance of common stock under stock option plans	5	28
Excess tax benefit related to stock option plans	1	5
Payment of dividends	(1,058)	(1,005)
Net cash provided by financing activities	24,490	10,648
Net increase in cash and cash equivalents	13,985	907
Cash and cash equivalents at beginning of period	17,501	9,735
Cash and cash equivalents at end of period	$31,486	$10,642

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Cash payments (refunds) for income taxes	$1,455	$(445)
Cash paid for interest	2,092	2,512

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	19	1,198

Bank acquisition:
Fair value of liabilities assumed	35,061	-
Fair value of assets acquired	31,096	-

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance at December 31, 2011	$28	$29,313	$26,200	$3,579	$59,120
Net earnings	-	-	3,545	-	3,545
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	(206)	(206)
Dividends paid ($0.38 per share)	-	-	(1,058)	-	(1,058)
Stock-based compensation	-	51	-	-	51
Exercise of stock options, 361 shares, including excess tax benefit of $1	-	6	-	-	6
Balance at June 30, 2012	$28	$29,370	$28,687	$3,373	$61,458

Balance at December 31, 2010	$26	$27,102	$25,767	$922	$53,817
Net earnings	-	-	1,700	-	1,700
Change in fair value of investment securities available-for-sale, net of tax	-	-	-	1,708	1,708
Dividends paid ($0.36 per share)	-	-	(1,005)	-	(1,005)
Stock-based compensation	-	39	-	-	39
Exercise of stock options, 2,559 shares, including excess tax benefit of $5	-	33	-	-	33
Balance at June 30, 2011	$26	$27,174	$26,462	$2,630	$56,292

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2011, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended June 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012. The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2011 concluded that its goodwill was not impaired; however, the Company can make no assurances that future impairment tests will not result in goodwill impairments. The Company concluded there were no triggering events during the first six months of 2012 that required an interim goodwill impairment test.

On April 1, 2012, the Company’s subsidiary, Landmark National Bank, assumed approximately $35.0 million in deposits with the acquisition of the Wellsville Bank. The Company identified $24.7 million of core deposits and recorded a core deposit intangible asset of $308,000 as a result of the acquisition. The core deposit intangible asset will be amortized over its estimated useful life of ten years on an accelerated basis. A summary of this and the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of June 30, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,973	$(4,079)	$894
Mortgage servicing rights	2,597	(1,083)	1,514
Total other intangible assets	$7,570	$(5,162)	$2,408

(Dollars in thousands)	As of December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,665	$(3,902)	$763
Mortgage servicing rights	2,149	(989)	1,160
Total other intangible assets	$6,814	$(4,891)	$1,923

Aggregate core deposit and mortgage servicing rights amortization expense was $215,000 and $182,000 for the second quarter of 2012 and 2011, respectively. Aggregate core deposit and mortgage servicing rights amortization expense was $426,000 and $361,000 for the first six months of 2012 and 2011, respectively. The following sets forth estimated amortization expense for other intangible assets for the remainder of 2012 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2012	$428
2013	781
2014	691
2015	374
2016	38
Thereafter	96
Total	$2,408

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of June 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$8,679	$40	$(1)	$8,718
Municipal obligations, tax exempt	74,256	3,849	(85)	78,020
Municipal obligations, taxable	37,259	738	(49)	37,948
Mortgage-backed securities	115,934	1,484	(347)	117,071
Common stocks	621	256	(1)	876
Pooled trust preferred securities	1,029	-	(542)	487
Certificates of deposit	11,034	-	-	11,034
Total	$248,812	$6,367	$(1,025)	$254,154

	As of December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$9,120	$44	$-	$9,164
Municipal obligations, tax exempt	65,404	4,226	(1)	69,629
Municipal obligations, taxable	18,961	243	(69)	19,135
Mortgage-backed securities	92,742	1,823	(93)	94,472
Common stocks	621	198	-	819
Pooled trust preferred securities	1,104	-	(699)	405
Certificates of deposit	4,590	-	-	4,590
Total	$192,542	$6,534	$(862)	$198,214

Certain of the Company’s investment securities have unrealized losses, or are temporarily impaired. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which are temporarily impaired are shown below, along with the length of the impairment period.

		As of June 30, 2012
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	1	$999	$(1)	$-	$-	$999	$(1)
Municipal obligations, tax exempt	26	7,296	(85)	-	-	7,296	(85)
Municipal obligations, taxable	21	9,902	(49)	-	-	9,902	(49)
Mortgage-backed securities	32	40,396	(347)	-	-	40,396	(347)
Common stocks	2	40	(1)	-	-	40	(1)
Pooled trust preferred securities	2	-	-	487	(542)	487	(542)
Total	84	$58,633	$(483)	$487	$(542)	$59,120	$(1,025)

		As of December 31, 2011
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	1	$247	$(1)	$-	$-	$247	$(1)
Municipal obligations, taxable	15	6,579	(69)	-	-	6,579	(69)
Mortgage-backed securities	10	14,260	(93)	-	-	14,260	(93)
Pooled trust preferred securities	2	-	-	405	(699)	405	(699)
Total	28	$21,086	$(163)	$405	$(699)	$21,491	$(862)

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

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the U.S. federal agency obligations identified in the table above are temporarily impaired.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of June 30, 2012, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above are temporarily impaired.

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

As of June 30, 2012, the Company owned two pooled trust preferred securities, which represent investments in pools of collateralized debt obligations issued by financial institutions and insurance companies. The market for these securities is considered to be inactive. The Company’s investments, Preferred Term Security (“PreTSL”) VIII and PreTSL IX, have remaining aggregate cost bases of $318,000 and $711,000 and non-credit-related, unrealized losses of $161,000 and $381,000, respectively. The Company uses discounted cash flow models on these two securities to assess if the present value of the cash flows expected to be collected is less than the amortized cost, which would result in an other-than-temporary impairment associated with the credit of the underlying collateral. The assumptions used in preparing the discounted cash flow models include the following: estimated discount rates, estimated deferral and default rates on collateral, assumed recoveries and estimated cash flows including all information available through the date of issuance of these financial statements. The discounted cash flow analysis includes a review of all issuers within the collateral pool and incorporates higher deferral and default rates, as compared to historical rates, in the cash flow projections through maturity. The Company also reviews stress tests of these securities to determine the additional estimated deferrals or defaults in the collateral pool in excess of what the Company believes is likely, before the payments on the individual securities are negatively impacted.

As of June 30, 2012, the analysis of the Company’s PreTSL VIII and IX investments indicated that the unrealized losses of $161,000 and $381,000, respectively, was not credit-related.

The following table provides additional information related to the Company’s investments in pooled trust preferred securities as of June 30, 2012:

(Dollars in thousands)					Cumulative
		Moody's	Original	Principal	credit	Cost	Unrealized	Fair
Investment	Class	rating	par	payments	losses	basis	loss	value
PreTSL VIII	B	C	$1,000	$-	$(682)	$318	$(161)	$157
PreTSL IX	B	Ca	1,000	(54)	(235)	711	(381)	330
Total			$2,000	$(54)	$(917)	$1,029	$(542)	$487

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

Maturities of investment securities at June 30, 2012 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$18,799	$18,875
Due after one year but within five years	158,121	160,377
Due after five years but within ten years	52,445	54,721
Due after ten years	18,826	19,305
Common stocks	621	876
Total	$248,812	$254,154

The preceding table includes scheduled principal payments and estimated prepayments for mortgage-backed securities, where actual maturities may differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale investment securities are as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Realized gains	$132	$-	$359	$-
Realized losses	-	-	-	-
Total	$132	$-	$359	$-

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock was $3.9 million and $4.9 million at June 30, 2012 and December 31, 2011, respectively. The carrying value of the FRB stock was $1.8 million at June 30, 2012 and December 31, 2011. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there is no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in other investment securities are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $112,000 and $60,000 at June 30, 2012 and December 31, 2011, respectively. The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following as of:

	June 30,	December 31,
(Dollars in thousands)	2012	2011

One-to-four family residential real estate	$82,593	$79,108
Construction and land	22,881	21,672
Commercial real estate	88,020	93,786
Commercial loans	56,067	57,006
Agriculture loans	35,224	39,052
Municipal loans	10,259	10,366
Consumer loans	14,159	13,584
Total gross loans	309,203	314,574
Net deferred loan costs and loans in process	197	214
Allowance for loan losses	(5,272)	(4,707)
Loans, net	$304,128	$310,081

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three and six months ended June 30, 2012
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at March 31, 2012	$691	$1,062	$1,897	$728	$408	$135	$93	$5,014
Charge-offs	(15)	-	-	(10)	-	-	(33)	(58)
Recoveries	3	2	-	1	-	-	10	16
Net charge-offs	(12)	2	-	(9)	-	-	(23)	(42)
Provision for loan losses	29	722	(412)	(67)	(6)	(23)	57	300
Balance at June 30, 2012	708	1,786	1,485	652	402	112	127	5,272

Balance at December 31, 2011	$560	$928	$1,791	$745	$433	$130	$120	$4,707
Charge-offs	(15)	-	-	(10)	-	-	(77)	(102)
Recoveries	5	3	-	5	38	-	16	67
Net charge-offs	(10)	3	-	(5)	38	-	(61)	(35)
Provision for loan losses	158	855	(306)	(88)	(69)	(18)	68	600
Balance at June 30, 2012	708	1,786	1,485	652	402	112	127	5,272

Allowance for loan losses:
Individually evaluated for loss	45	10	-	27	-	65	18	165
Collectively evaluated for loss	663	1,776	1,485	625	402	47	109	5,107
Total	708	1,786	1,485	652	402	112	127	5,272

Loan balances:
Individually evaluated for loss	833	25	-	281	5	784	35	1,963
Collectively evaluated for loss	81,760	22,856	88,020	55,786	35,219	9,475	14,124	307,240
Total	$82,593	$22,881	$88,020	$56,067	$35,224	$10,259	$14,159	$309,203

	Three and six months ended June 30, 2011
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at March 31, 2011	$361	$1,442	$1,311	$710	$359	$115	$84	$4,382
Charge-offs	(1)	(965)	-	(132)	-	-	(24)	(1,122)
Recoveries	2	-	-	4	-	-	39	45
Net charge-offs	1	(965)	-	(128)	-	-	15	(1,077)
Provision for loan losses	(23)	545	171	30	17	(13)	(27)	700
Balance at June 30, 2011	339	1,022	1,482	612	376	102	72	4,005

Balance at December 31, 2010	395	1,186	1,576	1,173	399	99	139	4,967
Charge-offs	(104)	(965)	(434)	(590)	(1)	-	(52)	(2,146)
Recoveries	24	-	-	8	1	-	51	84
Net charge-offs	(80)	(965)	(434)	(582)	-	-	(1)	(2,062)
Provision for loan losses	24	801	340	21	(23)	3	(66)	1,100
Balance at June 30, 2011	339	1,022	1,482	612	376	102	72	4,005

Allowance for loan losses:
Individually evaluated for loss	13	70	-	-	-	66	-	149
Collectively evaluated for loss	326	952	1,482	612	376	36	72	3,856
Total	339	1,022	1,482	612	376	102	72	4,005

Loan balances:
Individually evaluated for loss	739	249	21	-	71	775	20	1,875
Collectively evaluated for loss	78,717	21,720	94,738	55,614	37,836	6,740	13,955	309,320
Total	$79,456	$21,969	$94,759	$55,614	$37,907	$7,515	$13,975	$311,195

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days delinquent and accruing interest at June 30, 2012 or December 31, 2011. The following tables present information on the Company’s past due and non-accrual loans by loan class:

	As of June 30, 2012
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$146	$1,492	$-	$1,638	$320	$1,958
Construction and land	21	-	-	21	25	46
Commercial real estate	50	231	-	281	-	281
Commercial loans	38	10	-	48	281	329
Agriculture loans	60	-	-	60	5	65
Municipal loans	-	-	-	-	241	241
Consumer loans	268	36	-	304	35	339
Total	$583	$1,769	$-	$2,352	$907	$3,259

Percent of gross loans	0.19%	0.58%	0.00%	0.77%	0.30%	1.07%

	As of December 31, 2011
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$368	$1,174	$-	$1,542	$752	$2,294
Construction and land	21	-	-	21	225	246
Commercial real estate	64	211	-	275	17	292
Commercial loans	1	201	-	202	78	280
Agriculture loans	1	-	-	1	63	64
Municipal loans	-	-	-	-	241	241
Consumer loans	160	18	-	178	43	221
Total	$615	$1,604	$-	$2,219	$1,419	$3,638

Percent of gross loans	0.20%	0.51%	0.00%	0.71%	0.45%	1.16%

The Company’s impaired loans decreased from $2.5 million at December 31, 2011 to $2.0 million at June 30, 2012. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2012 and December 31, 2011, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. The following tables present information on impaired loans:

(Dollars in thousands)	As of June 30, 2012
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,123	$833	$669	$164	$45	$848	$16
Construction and land	25	25	-	25	10	25	-
Commercial real estate	-	-	-	-	-	-	-
Commercial	281	281	221	60	27	446	-
Agriculture loans	5	5	5	-	-	12	-
Municipal loans	784	784	653	131	65	784	9
Consumer loans	35	35	15	20	18	34	-
Total impaired loans	$2,253	$1,963	$1,563	$400	$165	$2,149	$25

(Dollars in thousands)	As of December 31, 2011
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,570	$1,280	$1,072	$208	$65	$1,311	$32
Construction and land	574	225	200	25	8	419	-
Commercial real estate	17	17	17	-	-	20	-
Commercial loans	78	78	-	78	35	83	-
Agriculture loans	63	63	63	-	-	65	-
Municipal loans	784	784	653	131	65	772	35
Consumer loans	43	43	10	33	32	49	-
Total impaired loans	$3,129	$2,490	$2,015	$475	$205	$2,719	$67

The Company did not classify any loan modifications as TDR during the first six months of 2012 or 2011. During the first quarter of 2012, a construction and land loan totaling $200,000, after a modification during the third quarter of 2011, was paid off per the terms of the loan modification agreement. As of June 30, 2012, the Company had four loan modifications that had previously been classified as TDRs. The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans as of June 30, 2012 that had been modified as TDRs and then subsequently defaulted. At June 30, 2012, there are no commitments to lend additional funds to any borrower whose loan terms have been modified as a TDR. As of June 30, 2012, the Company had no related allowance recorded against loans classified as TDRs compared to $5,000 recorded at December 31, 2011. The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of June 30, 2012		As of December 31, 2011
	Number of loans	Loan balance	Number of loans	Loan balance

One-to-four family residential real estate	2	$513	2	$528
Construction and land	-	-	1	200
Municipal loans	2	653	2	653
Total troubled debt restructurings	4	$1,166	5	$1,381

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $222.4 million and $183.3 million at June 30, 2012 and December 31, 2011, respectively. Gross service fee income related to such loans was $131,000 and $107,000 for the quarters ended June 30, 2012 and 2011, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income for the six months ended June 30, 2012 and 2011 was $250,000 and $214,000, respectively

As of June 30, 2012 and December 31, 2011, the Company had a mortgage repurchase reserve of $500,000 which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment. The Company did not make any provisions or charge any losses against the reserve during the first six months of 2012.

5.	Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2012	2011	2012	2011
Net earnings	$1,818	$722	$3,545	$1,700

Weighted average common shares outstanding - basic (1)	2,783,064	2,778,468	2,782,945	2,774,608
Assumed exercise of stock options (1)	28,148	651	17,467	670
Weighted average common shares outstanding - diluted (1)	2,811,212	2,779,119	2,800,412	2,775,278
Net earnings per share (1):
Basic	$0.65	$0.26	$1.27	$0.61
Diluted	$0.65	$0.26	$1.27	$0.61

(1) Share and per share values for the periods ended June 30, 2011 have been adjusted to give effect to the 5% stock dividend paid during December 2011.

The diluted earnings per share computations for the three months ended June 30, 2012 and 2011 exclude unexercised stock options of 2,431 and 475,385, respectively, because their inclusion would have been anti-dilutive to earnings per share. The diluted earnings per share computations for the six months ended June 30, 2012 and 2011 exclude unexercised stock options of 144,945 and 475,385, respectively

6.	Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of June 30, 2012 and December 31, 2011, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)
	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$31,486	$31,486	$17,501	$17,501
Investment securities:
Available-for-sale	254,154	254,154	198,214	198,214
Other securities	5,727	5,727	6,671	6,671
Loans, net	304,128	305,237	310,081	309,927
Loans held for sale	5,893	5,940	9,754	9,846
Mortgage servicing rights	1,514	1,528	1,160	1,319
Derivative financial instruments	459	459	255	255
Accrued interest receivable	2,756	2,756	2,468	2,468

Financial liabilities:
Non-maturity deposits	$352,319	$352,319	$274,301	$274,301
Time deposits	181,556	182,747	179,833	181,280
FHLB borrowings	35,745	40,334	49,163	53,376
Other borrowings	21,639	19,416	27,434	25,200
Accrued interest payable	494	494	532	532

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

The carrying amount of accrued interest receivable and payable is considered to approximate fair value and is classified as Level 3.

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

The Company’s derivative financial instruments consist of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale. The fair values of these derivatives are based on quoted prices for similar loans in the secondary market. The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sales of loans in the consolidated statements of earnings.

Off-Balance Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material.

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2012 or during the year ended December 31, 2011.

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

Valuation methods for instruments measured at fair value on a recurring basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2012
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U. S. federal agency obligations	$8,718	$-	$8,718	$-
Municipal obligations, tax exempt	78,020	-	78,020	-
Municipal obligations, taxable	37,948	-	37,948	-
Mortgage-backed securities	117,071	-	117,071	-
Common stocks	876	876	-	-
Pooled trust preferred securities	487	-	-	487
Certificates of deposit	11,034	-	11,034	-
Derivative financial instruments	$459	$-	$459	$-

		As of December 31, 2011
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U. S. federal agency obligations	$9,164	$-	$9,164	$-
Municipal obligations, tax exempt	69,629	-	69,629	-
Municipal obligations, taxable	19,135	-	19,135	-
Mortgage-backed securities	94,472	-	94,472	-
Common stocks	819	819	-	-
Pooled trust preferred securities	405	-	-	405
Certificates of deposit	4,590	-	4,590	-
Derivative financial instruments	$255	$-	$255	$-

The following table reconciles the changes in the Company’s Level 3 financial instruments during the first six months of 2012:

(Dollars in thousands)
Available-for
sale-securities
Level 3 asset fair value at December 31, 2011	$405
Payments applied to reduce carrying value	(12)
Total (losses) gains:
Included in earnings	(63)
Included in other comprehensive income	157
Level 3 asset fair value at June 30, 2012	$487

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

Valuation methods for instruments measured at fair value on a nonrecurring basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $2.0 million at June 30, 2012 and $2.5 million at December 31, 2011, with allocated allowances of $165,000 and $205,000, respectively.

The Company measures the fair value of its goodwill based on the Company’s market capitalization with appropriate control premiums and valuation multiples, as compared to recent similar financial industry acquisition multiples, to estimate the fair value of the Company’s single reporting unit. The fair value measurements are classified as Level 3. Core deposit intangibles are recognized at the time core deposits are acquired, using valuation techniques which calculate the present value of the estimated net cost savings relative to the Company’s alternative costs of funds over the expected remaining economic life of the deposits. Subsequent evaluations are made when facts or circumstances indicate potential impairment may have occurred. The models incorporate market discount rates, estimated average core deposit lives and alternative funding rates. The fair value measurements are classified as Level 3.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2012
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans	$1,798	$-	$-	$1,798	$14
Loans held for sale	5,940	-	5,940	-	-
Mortgage servicing rights	1,528	-	-	1,528	-
Real estate owned	$2,570	$-	$-	$2,570	$-

(Dollars in thousands)		As of December 31 ,2011
		Fair value hierarchy			Total
	Total	Level 1	Level 2	Level 3	losses
Assets:
Impaired loans	$2,285	$-	$-	$2,285	$(112)
Loans held for sale	9,846	-	9,846	-	-
Mortgage servicing rights	1,319	-	-	1,319	-
Real estate owned	$2,264	$-	$-	$2,264	$(517)

8.	Impact of Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in ASU No. 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in ASU No. 2011-04 became effective for interim and annual periods beginning after December 15, 2011. Adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The new guidance became effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. Adoption of ASU 2011-05 did not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows the use of qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance became effective for annual and interim goodwill impairment tests beginning after December 15, 2011 with early adoption permitted. Adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial statements.

9.	Acquisition

The Company completed the acquisition, by its wholly-owned subsidiary, Landmark National Bank, of The Wellsville Bank from Wellsville Bancshares, Inc., effective April 1, 2012. The purchase price consisted of cash of $3.7 million for 100% of The Wellsville Bank. The acquisition was effected through the merger of The Wellsville Bank with and into Landmark National Bank. The acquisition added one additional branch, located in Wellsville, Kansas, to the Company’s existing branch network, giving the Company a total of 22 offices in 17 communities across Kansas.

The assets acquired and liabilities assumed were recorded by Landmark National Bank at their estimated fair value as of April 1, 2012 based on management’s best estimate using information available at the time. The acquisition included the assumption of investments of $14.2 million, loans of $15.0 million and deposits of $35.0 million. The unpaid contractual amount of the loans totaled $15.1 million. During the six months ended June 30, 2012, the Company incurred $147,000 of acquisition related expenses which are included in professional fees. Based on estimates of the fair values of the net assets acquired, the Company recorded $181,000 of goodwill. The acquisition created $51,000 of tax deductible goodwill.

10.	Subsequent Event

During August 2012, a commercial real estate and land loan relationship with an outstanding principal balance of approximately $4.4 million matured without repayment of principal having been made. The Company is currently in discussions with the borrower and evaluating alternatives, which could range from renewal of the loan relationship to initiation of foreclosure proceedings.  In the event of foreclosure, based upon current appraised values of the collateral, the Company does not anticipate a significant loss associated with this loan relationship.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank. Landmark Bancorp is listed on the Nasdaq Global Market under the symbol “LARK”. Landmark National Bank is dedicated to providing quality financial and banking services to its local communities. Our overall strategy includes continuing a tradition of quality assets while growing our commercial and commercial real estate loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

Landmark National Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Although not our primary business function, we also invest in certain investment and mortgage-related securities using deposits and other borrowings as funding sources.

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

Our business consists of ownership of Landmark National Bank, with its main office in Manhattan, Kansas and twenty one branch offices in eastern, central and southwestern Kansas as of June 30, 2012. In January 2012, we entered into an agreement to purchase a bank in Wellsville, Kansas with approximately $35.0 million in deposits, $14.2 million in investments and $15.0 million in loans, which was merged into Landmark National Bank upon the April 1, 2012 closing of the acquisition.

Recent Regulatory Developments. The federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors. The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management is currently assessing the effect of the proposed rules on the Company and Landmark National Bank's capital position. Various banking associations and industry groups are providing comments on the proposed rules to the regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

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

Summary of Results. During the second quarter of 2012, we recorded net earnings of $1.8 million as compared to net earnings of $722,000 in the same period of 2011. The increase in net earnings was primarily due to a $962,000 increase in our gains on sales of loans as well as declines of $452,000 in professional fees and $400,000 in provision for loan losses compared to the prior year period.

During the first six months of 2012, we recorded net earnings of $3.5 million as compared to $1.7 million in the same period of 2011. The increase in net earnings was primarily due to a $1.5 million increase in our gains on sales of loans as well as declines of $500,000 in provision for loan losses and $464,000 in professional fees compared to the prior year period.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, expcept per share amounts)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net earnings:
Net earnings	$1,818	$722	$3,545	$1,700
Basic earnings per share (1)	$0.65	$0.26	$1.27	$0.61
Diluted earnings per share (1)	$0.65	$0.26	$1.27	$0.61
Earnings ratios:
Return on average assets (2)	1.12%	0.50%	1.14%	0.60%
Return on average equity (2)	12.00%	5.22%	11.81%	6.25%
Equity to total assets	9.31%	9.75%	9.31%	9.75%
Net interest margin (2) (3)	3.50%	3.81%	3.56%	3.81%
Dividend payout ratio	29.23%	70.37%	29.92%	59.38%

(1)	Per share values for the periods ended June 30, 2011 have been adjusted to give effect to the 5% stock dividend paid during December 2011.
(2)	Ratios have been an nualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income for the quarter ended June 30, 2012 increased $22,000 to $5.7 million, an increase of 0.4% as compared to the same period of 2011. Interest income on loans decreased $90,000, or 2.1%, to $4.3 million for the quarter ended June 30, 2012, due primarily to lower tax equivalent yields earned on loans. Our average tax equivalent yield on loans decreased to 5.51% in the second quarter of 2012 from 5.62% in the same period of 2011. Interest income on investment securities increased $112,000, or 7.8%, to $1.4 million for the second quarter of 2012, as compared to the same period of 2011. The increase in interest income on investment securities was due to higher average balances of investment securities, which increased from $195.6 million during the second quarter of 2011 to $254.1 million during the second quarter of 2012 as we purchased additional investments with excess liquidity and as a result of our acquisition of The Wellsville Bank. Partially offsetting the effects of this increase in average balances was a decline in the tax equivalent yield on our investment portfolio from 3.30% during the second quarter of 2011 to 2.72% during the second quarter of 2012. The yield on our investment securities declined as we purchased lower yielding investment securities with funds from the maturities, prepayments and sales of higher yielding investment securities in the current lower rate environment.

Interest income for the six months ended June 30, 2012 remained stable at $11.3 million, as compared to the same period of 2011. Interest income on loans decreased $209,000, or 2.4%, to $8.5 million for the six months ended June 30, 2012, due to lower tax equivalent yields earned on loans. Our average tax equivalent yield on loans decreased to 5.49% in the first six months of 2012 from 5.68% in the same period of 2011. Interest income on investment securities increased $201,000, or 8.0%, to $2.7 million for the first six months of 2012, as compared to the same period of 2011. The increase in interest income on investment securities was due to higher average balances of investment securities, which increased from $187.5 million during the first six months of 2011 to $229.7 million during the same period of 2012 as we purchased additional investments with excess liquidity and as a result of our acquisition of The Wellsville Bank. Partially offsetting the effects of this increase in average balances was a decline in the tax equivalent yield on our investment portfolio from 3.34% during the first six months of 2011 to 2.88% during the same period of 2012. The yield on our investment securities declined as we purchased lower yielding investment securities with funds from the maturities, prepayments and sales of higher yielding investment securities in the current lower rate environment.

Interest Expense. Interest expense during the quarter ended June 30, 2012 decreased $157,000, or 13.4%, to $1.0 million as compared to the same period of 2011. For the second quarter of 2012, interest expense on interest-bearing deposits decreased $128,000, or 18.2%, to $575,000 as a result of lower rates on deposit balances, consisting of lower rates on our certificates of deposit, money market, NOW and savings accounts. Our total cost of deposits declined from 0.74% during the second quarter of 2011 to 0.52% during the same period of 2012 as we were able to reprice our deposits lower in the current low rate environment. Our average deposit balances increased from $381.4 million for the second quarter of 2011 to $441.7 million for the second quarter of 2012 due to organic growth and as a result of our acquisition of The Wellsville Bank. For the second quarter of 2012, interest expense on borrowings decreased $29,000, or 6.2%, to $440,000 due to lower outstanding balances on our borrowings. Our average outstanding borrowings declined from $75.8 million in the second quarter of 2011 to $58.6 million in the same period of 2012. Partially offsetting the effects of our lower average balances was an increase in our cost of borrowings, which increased from 2.48% in the second quarter of 2011 to 3.01% in the same period of 2012 as we repaid our lower rate, short-term borrowings.

Interest expense during the six months ended June 30, 2012 decreased $365,000, or 15.1%, to $2.1 million as compared to the same period of 2011. For the first six months of 2012, interest expense on interest-bearing deposits decreased $296,000, or 20.2%, to $1.2 million as a result of lower rates on deposit balances. Our total cost of deposits declined from 0.77% during the first half of 2011 to 0.55% during the same period of 2012 as we were able to reprice our deposits lower in the current low rate environment. Our average deposit balances increased from $383.6 million to $422.1 million over the same periods due to organic growth and as a result of our acquisition of The Wellsville Bank. For the first six months of 2012, interest expense on borrowings decreased $69,000, or 7.2%, to $887,000 due to lower outstanding balances on our borrowings. Our average outstanding borrowings declined from $69.4 million in the first half of 2011 to $60.2 million in the same period of 2012. Partially offsetting the effects of our lower average balances was an increase in our cost of borrowings, which increased from 2.78% in the first six months of 2011 to 2.96% in the same period of 2012 as we repaid our lower rate, short-term borrowings.

Net Interest Income. Net interest income increased $179,000, or 4.0%, for the second quarter of 2012 to $4.7 million compared to the same period of 2011. Our net interest margin, on a tax equivalent basis, decreased to 3.50% during the second quarter of 2012 compared to 3.81% during the same period of 2011. The increase in net interest income was a result of our average interest-earning asset balances increasing from $512.4 million during the second quarter of 2011 to $580.3 million during the second quarter of 2012. Our average interest-earning asset balances increased primarily as a result of the acquisition of The Wellsville Bank on April 1, 2012 and holding higher relative levels of investment securities and cash and cash equivalents due to organic growth in our deposit balances. Our net interest margin declined as the yields on our investment securities and cash and cash equivalents are typically lower than those earned on loans.

Net interest income increased $357,000, or 4.0%, for the first six months of 2012 to $9.2 million compared to the same period of 2011. Our net interest margin, on a tax equivalent basis, decreased to 3.56% during the first half of 2012 compared to 3.81% during the same period of 2011. The increase in net interest income was a result of our average interest-earning asset balances increasing from $504.6 million during the first six months of 2011 to $557.5 million during the same period of 2012. Our average interest-earning asset balances increased primarily as a result of the acquisition of The Wellsville Bank on April 1, 2012 and holding higher relative levels of investment securities and cash and cash equivalents due to organic growth in our deposit balances. Our net interest margin declined as the yields on our investment securities and cash and cash equivalents are typically lower than those earned on loans.

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

Our provision for loan losses declined from $700,000 during the second quarter of 2011 to $300,000 during the same period of 2012. During the second quarter of 2012, we recorded net loan charge-offs of $42,000 compared to $1.1 million during the same period of 2011. The net loan charge-offs in the second quarter of 2011 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which had previously experienced a significant decline in the appraised value of the collateral securing the loan. Due to additional delays associated with the litigation to collect payment from the guarantor, we charged-off the remaining $1.0 million balance on this loan during the second quarter of 2011. We are currently continuing to pursue recovery on this loan.

Our provision for loan losses declined from $1.1 million during the first six months of 2011 to $600,000 during the same period of 2012. During the first six months of 2012 we recorded net loan charge-offs of $35,000 compared to $2.1 million during the same period of 2011. In addition to the charge-off of the construction loan in the second quarter, 2011 also reflects the charge-off of a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which was charged down to market value after we acquired ownership of the property securing the loans during the first quarter of 2011. The commercial real estate property was sold during the first quarter of 2011 without incurring any further losses.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income increased $920,000, or 43.6%, to $3.0 million in the second quarter of 2012 compared to the same period of 2011. The increase in non-interest income was primarily the result of a $962,000 increase in our gains on sales of loans, as the volume of loans sold in the secondary market was higher in the second quarter of 2012 compared to a year earlier. In addition, our fees and service charges increased by $100,000, or 8.2%, as a result of higher fees and service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. Partially offsetting these increases was a $131,000 decline in other non-interest income which had been higher in second quarter of 2011 primarily as a result of gains on sales of other real estate.

Total non-interest income increased $1.6 million, or 37.5%, to $5.7 million in the first six months of 2012 compared to the same period of 2011. The increase in non-interest income was primarily the result of a $1.5 million increase in our gains on sales of loans, as the volume of loans sold in the secondary market was higher in the first half of 2012 compared to a year earlier. In addition, our fees and service charges increased by $137,000, or 5.8%, as a result of higher fees and service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. Partially offsetting these increases was a $125,000 decline in other non-interest income which had been higher in first six months of 2011 primarily as a result of gains on sales of other real estate.

Investment Securities Gains, Net. During the second quarter of 2012, we recognized $132,000 in gains on sales of investment securities as a result of selling approximately $2.5 million of mortgage-backed investment securities, as we capitalized on what we believed to be premium pricing that existed in the markets for these types of securities at the time. No such gains or losses were realized during the second quarter of 2011.

During the first six months of 2012, we recognized $359,000 in gains on sales of investment securities as a result of selling approximately $8.0 million of mortgage-backed investment securities, as we capitalized on what we believed to be premium pricing that existed in the markets for these types of securities at the time. Partially offsetting the gains on sales of investment securities was a credit-related, other-than-temporary impairment loss of $63,000 recognized during the first quarter of 2012 on one of our investments in pooled trust preferred securities. No such gains or losses were realized during the first six months of 2011.

Non-interest Expense. Non-interest expense decreased $97,000, or 1.9%, to $5.1 million for the second quarter of 2012 as compared to the year earlier period. The decrease in non-interest expense was primarily the result of a $452,000 decline in professional fees. The decrease in professional fees was primarily related to engaging consultants to help us review our internal processes and procedures to identify additional opportunities to improve financial performance in 2011 without any comparable cost occurring in the 2012 period. Also contributing to the decrease in non-interest expense were declines of $27,000 in federal deposit insurance premiums, $21,000 in foreclosure and other real estate expense and $17,000 in advertising. Partially offsetting these declines were increases of $157,000 in other non-interest expense, $125,000 in compensation and benefits, $61,000 in occupancy and equipment, $44,000 in data processing and $33,000 in amortization of intangibles. These increases were primarily associated with our acquisition and operation of The Wellsville Bank.

Non-interest expense decreased $199,000, or 2.0%, to $9.9 million for the first six months of 2012 as compared to the prior year period. The decrease in non-interest expense was primarily the result of a $464,000 decline in professional fees. The decrease in professional fees was primarily related to engaging consultants to help us review our internal processes and procedures to identify additional opportunities to improve financial performance in 2011 without any comparable cost occurring in the 2012 period. Also contributing to the decrease in non-interest expense were declines of $110,000 in federal deposit insurance premiums, $55,000 in advertising and $35,000 in foreclosure and other real estate expense. Partially offsetting these declines were increases of $167,000 in other non-interest expense, $137,000 in compensation and benefits, $65,000 in amortization of intangibles, $55,000 in occupancy and equipment and $41,000 in data processing. These increases were primarily associated with our acquisition and operation of The Wellsville Bank.

Income Tax Expense. During the second quarter of 2012, we recorded income tax expense of $626,000, an effective tax rate of 25.6%, compared to an income tax benefit of $6,000 in the same period of 2011. The increase in effective tax rate was the result of higher taxable income, while tax-exempt income remained stable between the periods.

During the six months ended June 30, 2012, we recorded income tax expense of $1.2 million, an effective tax rate of 25.3%, compared to income tax expense of $136,000, an effective tax rate of 7.4%, in the same period of 2011. The increase in effective tax rate was the result of higher taxable income, while tax-exempt income remained stable between the periods.

Financial Condition. While we have recorded record net earnings for the past two quarters, our asset quality and performance have been affected over the past several years by the general economic conditions, including difficult credit markets, depressed residential and commercial real estate values, generally depressed consumer confidence, heightened unemployment and decreased consumer spending. Even though the geographic markets in which the Company operates have been impacted by these economic conditions, the effect has not been as severe as those experienced in some areas of the U.S. In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Outside of identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of commercial real estate, commercial and consumer loans, and the purchase of investment and mortgage-backed securities. Total assets increased to $660.5 million at June 30, 2012, compared to $598.2 million at December 31, 2011. Our acquisition of The Wellsville Bank on April 1, 2012 contributed to the increase in assets. Net loans, excluding loans held for sale, decreased to $304.1 million at June 30, 2012 from $310.1 million at December 31, 2011. The $6.0 million decrease in net loans was primarily the result of lower outstanding balances in our commercial real estate, agriculture and commercial loan categories. The decline in these loan balances is the result of multiple factors, including reduced loan demand from our customers, seasonal factors and early payoffs. Our one-to-four family residential real estate and consumer loan portfolios increased primarily as a result of loans acquired with The Wellsville Bank. Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market. These loans are typically sold soon after the loan closing. We also retain some of our newly originated one-to-four family residential real estate loans that meet internal criteria as well as secondary market qualifications. We typically only retain loans with maturities of 15 years or less. While we do not intend to continue to increase our one-to-four family residential real estate loan portfolio, we are currently slowing the normal runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations will still be sold. We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At June 30, 2012, our allowance for loan losses totaled $5.3 million, or 1.71% of gross loans outstanding, as compared to $4.7 million, or 1.50% of gross loans outstanding, at December 31, 2011.

Loans past due 30-89 days and still accruing interest totaled $2.4 million, or 0.77% of gross loans at June 30, 2012 compared to $2.2 million, or 0.71% of gross loans, at December 31, 2011. At June 30, 2012, $907,000 in loans were on non-accrual status, or 0.30% of gross loans, compared to a balance of $1.4 million, or 0.45% of gross loans, at December 31, 2011. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days or more delinquent and still accruing interest at June 30, 2012 or December 31, 2011. Our impaired loans totaled $2.0 million at June 30, 2012, compared to $2.5 million at December 31, 2011. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2012 and December 31, 2011 was related to troubled debt restructurings that are current but still classified as impaired.

At June 30, 2012, we had four loan relationships that were classified as troubled debt restructurings compared to five at December 31, 2011. No loans were identified as troubled debt restructurings during the first six months of 2012. During 2011, we restructured three loan relationships that we identified as troubled debt restructurings. One of the restructurings was a construction and land loan relationship totaling $599,000 which was secured by raw land which had experienced a severe decline in value. We agreed to reduce the outstanding loan balance to $250,000 in exchange for a $50,000 principal payment in 2011 with the remaining $200,000 to be received during the first quarter of 2012. We had charged-off $141,000 of the loan during 2010 and an additional $208,000 during 2011, with the remaining $200,000 loan balance classified as non-accrual and impaired as of December 31, 2011. The loan was paid off during the first quarter of 2012. Another loan relationship totaling $110,000 to a municipal sanitary and improvement district was also restructured in 2011 to extend the maturity and lower the interest rate to allow the district more time to develop the taxable valuation that will provide cash flow for repayment of the loan. The outstanding balance of $110,000 was classified as non-accrual and impaired as of June 30, 2012 and December 31, 2011. The restructuring did not impact our allowance for loan losses. Also during 2011, a one-to-four family residential real estate loan totaling $10,000 was classified as a troubled debt restructuring as a result of the customer receiving a zero interest rate loan. The balance on this loan at June 30, 2012 was $9,000. This loan was classified as impaired as of June 30, 2012 and December 31, 2011.

During 2010, we restructured two loan relationships that were identified as troubled debt restructurings. One of the relationships was an $853,000 real estate loan which was secured by real estate which was deficient based on the appraised value. The relationship was restructured into two 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and to whom we granted concessions at renewal. The value of the real estate supported $563,000 of the loan relationship. The $290,000 collateral deficiency of the real estate had previously been included in our allowance on impaired loans. The loan was returned to accrual status during 2010 after a payment history was established, while the collateral deficiency was charged-off. The outstanding balance of the loan was $504,000 and $518,000 at June 30, 2012 and December 31, 2011, respectively. A second loan relationship totaling $527,000 to another municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop the taxable valuation that will provide cash flow for repayment of the loan. As of June 30, 2012 and December 31, 2011, the outstanding balance of the loan was $543,000. The restructuring did not impact our allowance for loan losses. Both of these loans were current and accruing interest at June 30, 2012 and December 31, 2011, but still classified as impaired.

As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are aggressively working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. We had $2.6 million of real estate owned at June 30, 2012 compared to $2.3 million at December 31, 2011. Real estate owned primarily consists of a residential subdivision development we took possession of after the development slowed and the borrower was unable to comply with the contractual terms of the loan, a commercial real estate building resulting from a loan settlement, land previously acquired by the Bank for expansion and a few residential real estate properties. The Company is currently marketing all of the properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. While we have generally experienced improvement in our non-performing loans in recent periods and believe that our allowance for loan losses at June 30, 2012 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a $79.7 million increase in total deposits during the first half of 2012, to $533.9 million at June 30, 2012, from $454.1 million at December 31, 2011, including $35.0 million of growth attributable to the acquisition of The Wellsville Bank’s deposits. The remaining deposit growth occurred in our non-interest-bearing demand, money market and NOW and savings accounts while our time deposit balances declined, excluding the effects or our acquisition of The Wellsville Bank. Total borrowings decreased $19.2 million to $57.4 million at June 30, 2012, from $76.6 million at December 31, 2011. The decrease was primarily a result of reducing our FHLB line of credit with the liquidity from higher deposit balances and lower outstanding balances on our repurchase agreements.

Non-interest-bearing deposits at June 30, 2012 were $83.6 million, or 15.7% of deposits, compared to $66.1 million, or 14.5%, at December 31, 2011. Money market and NOW deposit accounts were 41.7% of our deposit portfolio and totaled $222.4 million at June 30, 2012, compared to $171.5 million, or 37.8%, at December 31, 2011. Savings accounts increased to $46.3 million, or 8.7% of deposits, at June 30, 2012, from $36.7 million, or 8.1%, at December 31, 2011. Certificates of deposit increased to $181.6 million, or 33.9% of deposits, at June 30, 2012, from $179.8 million, or 39.6%, at December 31, 2011.

Certificates of deposit at June 30, 2012, which are scheduled to mature in one year or less, totaled $125.3 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows. During the six months ended June 30, 2012, our cash and cash equivalents increased by $14.0 million. Our operating activities provided net cash of $6.7 million during the first six months of 2012. Our investing activities used net cash of $17.2 million during the first half of 2012 as we purchased investment securities with our excess liquidity. Financing activities provided net cash of $24.5 million during the first six months of 2012, primarily from increased deposits which were primarily used to purchase investment securities and reduce our borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $285.6 million at June 30, 2012 and $215.7 million at December 31, 2011. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At June 30, 2012, we had outstanding FHLB advances of $35.7 million and no borrowings against our line of credit with the FHLB. At June 30, 2012, we had collateral pledged to the FHLB that would allow us to borrow an additional $14.2 million, subject to FHLB credit requirements and policies. At June 30, 2012, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $15.9 million. We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $109.2 million under which we had no outstanding borrowings at June 30, 2012. We had other borrowings of $21.6 million at June 30, 2012, which included $16.5 million of subordinated debentures and $3.2 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 5, 2012, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.00%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2012. The outstanding balance on the line of credit at June 30, 2012 was $1.9 million, which was also included in other borrowings.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.2 million at June 30, 2012.

At June 30, 2012, we had outstanding loan commitments, excluding standby letters of credit, of $59.0 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.” As of June 30, 2012 and December 31, 2011, both the Company and the Landmark National Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of June 30, 2012, the Company and the Landmark National Bank met all capital adequacy requirements to which we are subject.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2012 and December 31, 2011:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Leverage	$59,119	9.27%	$25,515	4.00%	$31,894	5.00%
Tier 1 Capital	$59,119	15.53%	$15,226	4.00%	$22,839	6.00%
Total Risk Based Capital	$65,294	17.15%	$30,452	8.00%	$38,066	10.00%

As of December 31, 2011
Leverage	$56,273	9.84%	$22,871	4.00%	$28,589	5.00%
Tier 1 Capital	$56,273	15.02%	$14,984	4.00%	$22,476	6.00%
Total Risk Based Capital	$63,085	16.84%	$29,968	8.00%	$37,460	10.00%

The following is a comparison of the Landmark National Bank’s regulatory capital to minimum capital requirements at June 30, 2012 and December 31, 2011:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Leverage	$61,155	9.62%	$25,441	4.00%	$31,801	5.00%
Tier 1 Capital	$61,155	16.13%	$15,166	4.00%	$22,749	6.00%
Total Risk Based Capital	$65,872	17.37%	$30,331	8.00%	$37,914	10.00%

As of December 31, 2011
Leverage	$58,692	10.29%	$22,808	4.00%	$28,510	5.00%
Tier 1 Capital	$58,692	15.73%	$14,923	4.00%	$22,384	6.00%
Total Risk Based Capital	$63,325	16.97%	$29,846	8.00%	$37,307	10.00%

Dividends. During the quarter ended June 30, 2012, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2012. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2012, approximately $3.0 million was available to be paid as dividends to the Company by Landmark National Bank without prior regulatory approval.

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

Average Assets/Liabilities. The following tables reflects the tax equivalent yields on average interest-earning assets and costs of average interest-bearing liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	June 30, 2012			June 30, 2011
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$9,901	$9	0.36%	$480	$1	0.84%
Investment securities (1)	254,059	1,720	2.72%	195,616	1,609	3.30%
Loans receivable, net (2)	316,377	4,348	5.51%	316,325	4,433	5.62%
Total interest-earning assets	580,337	6,077	4.20%	512,421	6,043	4.73%
Non-interest-earning assets	71,219			67,550
Total	$651,556			$579,971

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$183,621	$482	1.05%	$173,609	$595	1.37%
Money market and NOW accounts	211,737	85	0.16%	171,684	95	0.22%
Savings accounts	46,348	8	0.07%	36,089	13	0.14%
Total deposits	441,706	575	0.52%	381,382	703	0.74%
FHLB advances and other borrowings	58,604	440	3.01%	75,845	469	2.48%
Total interest-bearing liabilities	500,310	1,015	0.81%	457,227	1,172	1.03%
Non-interest-bearing liabilities	90,308			67,291
Stockholders' equity	60,938			55,453
Total	$651,556			$579,971

Interest rate spread (3)			3.39%			3.70%
Net interest margin (4)		$5,062	3.50%		$4,871	3.81%
Tax equivalent interest - imputed		348			336
Net interest income		$4,714			$4,535

Ratio of average interest-earning assets to average interest-bearing liabilities			116.0%		112.1%

(1)	Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2012			June 30, 2011
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$12,245	$11	0.18%	$3,607	$3	0.17%
Investment securities (1)	229,746	3,303	2.88%	187,517	3,105	3.34%
Loans receivable, net (2)	315,477	8,633	5.49%	313,435	8,832	5.68%
Total interest-earning assets	557,468	11,947	4.30%	504,559	11,940	4.77%
Non-interest-earning assets	69,199			68,397
Total	$626,667			$572,956

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Certificates of deposit	$179,803	$976	1.09%	$174,926	$1,240	1.43%
Money market and NOW accounts	199,582	173	0.17%	173,629	197	0.23%
Savings accounts	42,723	18	0.08%	35,024	26	0.15%
Total deposits	422,108	1,167	0.55%	383,579	1,463	0.77%
FHLB advances and other borrowings	60,163	887	2.96%	69,401	956	2.78%
Total interest-bearing liabilities	482,271	2,054	0.85%	452,980	2,419	1.08%
Non-interest-bearing liabilities	84,040			65,148
Stockholders' equity	60,356			54,828
Total	$626,667			$572,956

Interest rate spread (3)			3.45%			3.69%
Net interest margin (4)		$9,893	3.56%		$9,521	3.81%
Tax equivalent interest - imputed		687			672
Net interest income		$9,206			$8,849

Ratio of average interest-earning assets to average interest-bearing liabilities			115.6%		111.4%

(1)	Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2012 vs 2011			2012 vs 2011
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$8	$-	$8	$8	$-	$8
Investment securities	269	(158)	111	511	(313)	198
Loans	1	(86)	(85)	48	(247)	(199)
Total	278	(244)	34	567	(560)	7
Interest expense:
Deposits	146	(274)	(128)	160	(456)	(296)
Other borrowings	(484)	455	(29)	(134)	65	(69)
Total	(338)	181	(157)	26	(391)	(365)
Net interest income	$616	$(425)	$191	$541	$(169)	$372

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2012, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$173	1.0%
100 basis point rising	$114	0.6%
100 basis point falling	$(351)	(1.9)%
200 basis point falling	NM	NM

The 200 basis point falling scenario is considered to be not meaningful (“NM”) in the current low rate environment.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, as well as rules recently jointly proposed by the federal bank regulatory agencies to implement Basel III) and the effects of increases in FDIC premiums.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
•	Our ability to compete with other financial institutions as effectively as we currently intend due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of declines in real estate markets.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; (v) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012 and June 30, 2011; and (vi) Notes to Consolidated Financial Statements*

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

LANDMARK BANCORP, INC.

Date: August 10, 2012	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: August 10, 2012	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

