Form 10-K
period 2012-12-31
LANDMARK BANCORP INC
filed 2013-03-29
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2012
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

Securities registered pursuant to Section 12(g) of the Act:  None

Name of exchange on which registered: Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42.4 million. On March 28, 2013, the total number of shares of common stock outstanding was 2,923,275.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2013, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2012 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company which was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company. As of December 31, 2012, the Company had $614.1 million in consolidated total assets.

The Company is headquartered in Manhattan, Kansas and has expanded its geographic presence through past acquisitions. Effective April 1, 2012, the Company completed the acquisition of The Wellsville Bank (the “2012 Acquisition”). In May 2009, the Company acquired an additional branch in Lawrence, Kansas. Effective January 1, 2006, the Company completed the acquisition of First Manhattan Bancorporation, Inc. (“FMB”), the holding company for First Savings Bank F.S.B. In conjunction with the transaction, FMB was merged into the Bank (the “2006 Acquisition”). In August 2005, the Company acquired 2 branches in Great Bend, Kansas. Effective April 1, 2004, the Company acquired First Kansas Financial Corporation (“First Kansas”), the holding company for First Kansas Federal Savings Association (“First Kansas Federal”). In conjunction with the transaction, First Kansas was merged into the Bank (the “2004 Acquisition”). In October 2001, Landmark Bancshares, Inc., the holding company for Landmark Federal Savings Bank, and MNB Bancshares, Inc., the holding company for Security National Bank, completed their merger into Landmark Merger Company, which immediately changed its name to Landmark Bancorp, Inc. (the “2001 Merger”). In addition, Landmark Federal Savings Bank merged with Security National Bank and the resulting bank changed its name to Landmark National Bank.

Pursuant to the 2012 Acquisition, the 2006 Acquisition, the 2004 Acquisition and the 2001 Merger, the Bank succeeded to all of the assets and liabilities of the Wellsville Bank, FMB, First Savings Bank F.S.B., First Kansas, First Kansas Federal, Landmark Federal Savings Bank and Security National Bank. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans in the Bank’s principal market areas, as described below. The Bank has continued to focus on originating greater numbers and amounts of commercial, commercial real estate and agricultural loans; however, generally weak loan demand over the past few years has made it difficult to grow these loan portfolios significantly. Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets as a result of its prior acquisitions. The Company’s main office is in Manhattan, Kansas with branch offices across the state of Kansas. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

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

Market Areas

The Bank’s primary deposit gathering and lending markets are geographically diversified with locations in eastern, central, and western Kansas. The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base. The Bank’s markets have not been immune to the effects of the challenging economic conditions of recent years. To varying degrees, the Bank’s markets generally have experienced either flat or declining commercial and residential real estate values, as well as depressed consumer confidence, heightened unemployment levels and muted consumer spending. Even though the geographic markets in which the Bank operates have been impacted by the economic conditions in recent years, the effect has not been as severe as those experienced in some areas of the United States. A brief description of the three geographic areas and the communities which the Bank serves is set forth below.

Shawnee, Douglas, Miami, Osage, Bourbon and Franklin counties are located in eastern Kansas and encompass the Bank’s locations in Topeka, Auburn, Lawrence, Paola, Louisburg, Osawatomie, Osage City, Fort Scott and Wellsville. Shawnee County’s market, which encompasses the Bank’s locations in Topeka and Auburn, is strongly influenced by the State of Kansas, City of Topeka, two regional hospitals and several major private firms and public institutions which are the main employers in this area. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas, in addition to several private industries and businesses in the community. The communities of Paola, Louisburg, Osawatomie and Wellsville, located within Miami and Franklin Counties, are influenced by the Kansas City market, resulting in housing growth and small private industries and business. Additionally, the Osawatomie State Hospital is a major government employer within Miami County. Bourbon and Osage Counties are primarily agricultural with small private industries and business firms while Bourbon County is also influenced by a regional hospital and Fort Scott Community College.

Bank locations within central Kansas include the communities of Manhattan within Riley County, Wamego within Pottawatomie County and Junction City within Geary County. The Riley, Pottawatomie and Geary County economies are significantly impacted by employment at Fort Riley Military Base and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Manhattan was also selected as the site of the new National Bio and Agro-Defense Facility, which is expected to have a significant impact on the regional economy as the facility is constructed and begins operations. Several private industries and businesses are also located within these counties. Additionally, manufacturing and service industries also play a key role within this central Kansas market.

The Bank’s western Kansas branches are located in the communities of Dodge City in Ford County, Garden City in Finney County, Great Bend and Hoisington in Barton County and LaCrosse in Rush County. Agriculture, oil, and gas are the predominant industries in the western Kansas region. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small businesses, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, both communities have a community college, which attracts a number of individuals from the surrounding area to live within the community to participate in educational programs and pursue a degree.

Competition

The Company faces strong competition both in attracting deposits and making real estate, commercial and other loans. Its most direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas, including many larger financial institutions which have greater financial and marketing resources available to them. The ability of the Company to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Employees

At December 31, 2012, the Bank had a total of 215 employees (199 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

Lending Activities

General. The Bank strives to provide a full range of financial products and services to small- and medium-sized businesses and to consumers to each market area it serves. The Bank targets owner-operated businesses and utilizes Small Business Administration lending as a part of its product mix. The Bank has a loan committee for each of its markets, which has authority to approve credits, within established guidelines. Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Bank’s Chief Executive Officer, the Credit Risk Manager, and other senior commercial lenders or the Bank’s board of directors. When lending to an entity, the Bank generally obtains a guaranty from the principals of the entity. The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

The following is a brief description of each major category of the Bank’s lending activity.

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are priced and originated following global underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of five years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. The Bank’s one-to-four family residential real estate loan portfolio increased primarily as a result of the acquisition of The Wellsville Bank during 2012; however the Bank also retained some newly originated one-to-four family residential real estate loans that met internal criteria in addition to secondary market qualifications. These are typically loans with maturities of 15 years or less. While the Bank does not intend to increase its one-to-four family residential real estate loan portfolio, the Bank slowed the runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and commercial real estate. Construction and land loans generally have terms of less than 18 months and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The Bank has generally been reducing its exposure to construction and land loans over the past few years. However, recently loan demand has began to increase for these type of loans.

Commercial Real Estate Lending. Commercial real estate loans, including multi-family loans, represent the largest class of loans of the Bank. Commercial and multi-family real estate loans generally have amortization periods of 15 or 20 years. Commercial real estate and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank continues to focus on generating additional commercial real estate loan relationships; However, this has been difficult over the past few years as a result of flat or declining commercial real estate values.

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

Municipal Lending. Loans to municipalities are generally related to equipment leasing or general fund loans. Terms are generally limited to 5 years. Equipment leases are generally made for the purchase of municipal assets and are secured by the leased asset. The Bank is no longer active in the origination of municipal leases; however, the Bank may still originate loans or leases for municipalities in its market area.

Agriculture Lending. Agricultural real estate loans generally have amortization periods of 20 years or less, during which time the Bank generally retains a security interest in the borrower’s real estate. The Bank also provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Farm product loans generally have a one-year term, and machinery, equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited to 75% of appraised value. Although the Bank’s agriculture loan portfolio declined during 2012, the Bank continues to focus on generating additional agriculture operating loan relationships. The Bank does not focus on generating agriculture real estate loans.

Consumer and Other Lending. Loans classified as consumer and other loans include automobile, boat, home improvement and home equity loans. With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing. Home improvement loans and home equity loans are principally secured through second mortgages. The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. Home improvement and home equity loans are generally secured by a second mortgage on the borrower’s personal residence and, when combined with the first mortgage, limited to 80% of the value of the property unless further protected by private mortgage insurance. Home improvement loans are generally made for terms of five to seven years with fixed interest rates. Home equity loans are generally made for terms of ten years on a revolving basis with adjustable monthly interest rates tied to the national prime interest rate. The Bank has experienced weak consumer loan demand and does not expect consumer loan demand to increase until economic conditions improve further and the unemployment rate declines.

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

The Bank is focusing on the generation of commercial and commercial real estate loans to grow and diversify the loan portfolio. However, the difficult economic environment has materially impacted commercial and commercial real estate loan origination as a result of decreased demand for loans that meet the Bank’s credit standards. In several of the Bank’s markets there is an oversupply of newly constructed, speculative residential real estate properties and developed vacant lots. As a result of these issues, the Bank has curtailed land development and construction lending and does not expect this type of lending to increase significantly until the economic outlook improves and the supply and demand of residential housing and vacant developed lots is in balance. Economic conditions in recent years have also caused the Bank to increase underwriting requirements on other types of loans to insure borrowers can meet repayment requirements.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the OCC, the Federal Reserve, the FDIC, and the newly-created Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the SEC and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

In addition, the Company and Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Regulatory Emphasis on Capital

The Company is subject to various regulatory capital requirements administered by the federal banking regulators noted above. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), the Company must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The Company’s capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

While capital has historically been one of the key measures of the financial health of both bank holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis, as the regulators have recognized that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in capital determinations. Once fully implemented, these provisions will represent regulatory capital requirements that are meaningfully more stringent than those in place currently.

Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, over a phase-in period of three years, the components of holding company permanent capital known as “Tier 1 capital” are being restricted to capital instruments that are considered to be Tier 1 capital for insured depository institutions. A result of this change is that the proceeds of trust preferred securities are being excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds as Tier 1 capital but will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities. In addition, the Basel III proposal, discussed below, includes a phase-out of trust preferred securities for all bank holding companies, including the Company.

Under current federal regulations, the Bank is subject to, and, after the phase-in period, the Company will be subject to, the following minimum capital standards:

•	a leverage requirement, consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, “Tier 1 capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus “Tier 2 capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of the Bank’s allowance for loan and leases losses.

The capital standards described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. The Federal Reserve’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

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

As of December 31, 2012: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations. As of December 31, 2012, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act capital requirements.

Basel III. The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III requires, among other things:

•	a new required ratio of minimum common equity equal to 4.5% of risk-weighted assets,

•	an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of risk-weighted assets, and

•	a continuation of the current minimum required amount of total capital at 8% of risk weighted assets.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in over three years. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the ratios depicted above to 7% for common equity, 8.5% for Tier 1 capital and 10.5% for total capital.

On June 12, 2012, the federal banking regulators (the OCC, the Federal Reserve and the FDIC) (the “Agencies”) formally proposed for comment, in three separate but related proposals, rules to implement Basel III in the United States. The proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework. The comment period for these notices of proposed rulemaking ended October 22, 2012.

The Basel III Proposal and the Standardized Approach Proposal are expected to have a direct impact on the Company and the Bank. The Basel III Proposal is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). There will be separate phase-in/phase-out periods for: (i) minimum capital ratios; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; (iv) capital conservation and countercyclical capital buffers; (v) a supplemental leverage ratio for advanced approaches banks; and (vi) changes to the FDIC’s prompt corrective action rules.

The criteria in the U.S. proposal for common equity and additional Tier 1 capital instruments, as well as Tier 2 capital instruments, are broadly consistent with the Basel III criteria. A number of instruments that now qualify as Tier 1 capital will not qualify, or their qualification will change, if the Basel III Proposal becomes final. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, which the Company may retain under the Dodd-Frank Act, will no longer qualify as Tier 1 capital of any kind. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 capital, would not qualify as common equity Tier 1 capital, but would qualify as additional Tier 1 capital.

In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50%. Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weightings range from 35 to 100%; and (ii) nontraditional loans would fall within category 2, where the risk weightings would range from 50 to 150%. There is concern in the U.S. that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products will increase costs to consumers and reduce their access to mortgage credit.

In addition, there is significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). The proposed treatment of AOCI would require unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. There is concern that this treatment would introduce capital volatility, due not only to credit risk but also to interest rate risk, and affect the composition of firms’ securities holdings.

While the Basel III accord called for national jurisdictions to implement the new requirements beginning January 1, 2013, in light of the volume of comments received by the Agencies and the concerns expressed above, the Agencies have indicated that the commencement date for the proposed Basel III rules has been delayed and it is unclear when the Basel III regime, as it may be implemented by final rules, will become effective in the United States.

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

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

U.S. Government Investment in Bank Holding Companies. Events in the U.S. and global financial markets in 2008 and 2009, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”). Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. The CPP Preferred Stock is nonvoting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum. In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP. The Company elected not to participate in the CPP.

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

As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage through December 31, 2012.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2012, the FICO assessment rate was approximately 0.0066%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2012, the Bank paid supervisory assessments to the OCC totaling $161,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012. As of December 31, 2012, approximately $2.0 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company and to “related interests” of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal stockholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

Financial Subsidiaries. Under federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except: (i) insurance underwriting; (ii) real estate development or real estate investment activities (unless otherwise permitted by law); (iii) insurance company portfolio investments; and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). The Bank has not applied for approval to establish any financial subsidiaries.

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2013: the first $12.4 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $12.4 million to $79.5 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $79.5 million, the reserve requirement is $2,013,000 plus 10% of the aggregate amount of total transaction accounts in excess of $79.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, which implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Changes to Mortgage Loan Originator Compensation. Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the U.S. Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Company cannot predict whether any such legislation will be passed or the impact, if any, it would have on its business.

Company Web site

The Company maintains a corporate Web site at www.landmarkbancorpinc.com. In addition, the Company has an investor relations link at the Bank’s corporate Web site at www.banklandmark.com. The Company makes available free of charge on or through its Web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of the Company’s filings with the SEC are also available from the SEC’s website (http://www.sec.gov) free of charge. Many of the Company’s policies, including its code of ethics, committee charters and other investor information are available on the Web site. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at the address listed on the front of this Form 10-K.

Statistical Data

The Company has a fiscal year ending on December 31. The information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2012.

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

	Years Ended December 31,
	2012 vs 2011			2011 vs 2010
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$17	$6	$23	$(3)	$(1)	$(4)
Investment securities
Taxable	432	(263)	169	309	(210)	99
Tax-exempt	(44)	39	(5)	(38)	(25)	(63)
Loans	74	(769)	(695)	(1,441)	(332)	(1,773)
Total	479	(987)	(508)	(1,173)	(568)	(1,741)
Interest expense:
Deposits	324	(935)	(611)	44	(1,070)	(1,026)
Borrowings	(303)	165	(138)	(267)	(353)	(620)
Total	21	(770)	(749)	(223)	(1,423)	(1,646)
Net interest income	$458	$(217)	$241	$(950)	$855	$(95)

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2012, 2011 and 2010. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
	Average balance	Interest	Yield/ cost	Average balance	Interest	Yield/ cost	Average balance	Interest	Yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$11,927	$27	0.23%	$3,295	$4	0.12%	$5,286	$8	0.15%
Investment securities
Taxable	160,043	2,913	1.82%	126,512	2,744	2.17%	99,188	2,645	2.67%
Tax-exempt (1)	75,334	3,572	4.74%	66,854	3,576	5.35%	67,554	3,639	5.39%
Loans receivable, net (2)	315,213	16,911	5.37%	313,918	17,607	5.61%	339,698	19,380	5.71%
Total interest-earning assets	562,517	23,423	4.16%	510,579	23,931	4.69%	511,726	25,672	5.02%
Non-interest-earning assets	69,163			67,461			65,877
Total	$631,680			$578,040			$577,603

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$203,741	$313	0.15%	$171,295	$371	0.22%	$162,437	$471	0.29%
Savings accounts	44,289	29	0.07%	36,004	48	0.13%	31,754	66	0.21%
Certificates of deposit	178,508	1,807	1.01%	178,364	2,341	1.31%	187,236	3,249	1.74%
Total deposits	426,538	2,149	0.50%	385,663	2,760	0.72%	381,427	3,786	0.99%
FHLB advances and other borrowings	59,287	1,761	2.97%	68,929	1,899	2.76%	77,645	2,519	3.24%
Total interest-bearing liabilities	485,825	3,910	0.80%	454,592	4,659	1.02%	459,072	6,305	1.37%
Non-interest-bearing liabilities	84,303			67,238			63,797
Stockholders' equity	61,552			56,210			54,734
Total	$631,680			$578,040			$577,603

Interest rate spread (3)			3.36%			3.67%			3.65%
Net interest margin (4)		$19,513	3.47%		$19,272	3.77%		$19,367	3.78%
Tax equivalent interest - imputed (1) (2)		1,371			1,345			1,321
Net interest income		$18,142			$17,927			$18,046

Ratio of average interest-earning assets to average interest-bearing liabilities		115.8%			112.3%			111.5%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities issued by an individual issuer held as of December 31, 2012 were in excess of 10% of the Company’s stockholders’ equity, excluding U.S. federal agency obligations. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB. The Company’s mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”). The Company’s investments in certificates of deposits consists of FDIC-insured certificates of deposits with other financial institutions.

	As of December 31,
	2012	2011	2010
	(Dollars in thousands)
Investment securities:
U.S. federal agency obligations	$8,848	$9,164	$22,187
Municipal obligations tax-exempt	77,286	69,629	65,287
Municipal obligations taxable	38,142	19,135	4,188
Mortgage-backed securities	81,848	94,472	60,804
Common stocks	902	819	828
Pooled trust preferred securities	-	405	236
Certificates of deposits	6,274	4,590	14,159
Total available-for-sale investment securities, at fair value	$213,300	$198,214	$167,689

FHLB stock	3,360	4,850	6,364
FRB stock	1,765	1,761	1,759
Correspondent bank common stock	113	60	60
Total other securities, at cost	$5,238	$6,671	$8,183

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio, excluding common stocks, as of December 31, 2012. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2012
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. federal agency obligations	$4,046	0.77%	$1,659	1.38%	$3,143	1.41%	$-	0.00%	$8,848	1.11%
Municipal obligations tax-exempt	4,127	5.24%	25,274	4.15%	39,485	4.98%	8,400	6.13%	77,286	4.85%
Municipal obligations taxable	1,896	1.94%	20,065	1.65%	11,799	2.36%	4,382	3.98%	38,142	2.15%
Mortgage-backed securities	4,287	2.55%	76,575	1.92%	404	3.26%	582	2.37%	81,848	1.96%
Certificates of deposits	1,954	0.89%	4,320	0.83%	-	0.00%	-	0.00%	6,274	0.85%
Total	$16,310	2.52%	$127,893	2.27%	$54,831	4.20%	$13,364	5.26%	$212,398	2.98%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance
One-to-four family residential real estate	$88,454	$79,108	$79,631	$89,295	$104,369
Construction and land	23,435	21,672	23,652	36,864	41,107
Commercial real estate	88,790	93,786	92,124	99,459	98,320
Commercial loans	64,570	57,006	57,286	61,347	63,387
Agriculture loans	31,935	39,052	38,836	38,205	43,144
Municipal loans	9,857	10,366	5,393	5,672	2,613
Consumer loans	13,417	13,584	14,385	16,922	16,383
Total gross loans	320,458	314,574	311,307	347,764	369,323
Net deferred loan costs, fees and loans in process	37	214	328	442	320
Allowance for loan losses	(4,581)	(4,707)	(4,967)	(5,468)	(3,871)
Loans, net	$315,914	$310,081	$306,668	$342,738	$365,772

Percent of total
One-to-four family residential real estate	27.6%	25.2%	25.6%	25.7%	28.3%
Construction and land	7.3%	6.9%	7.6%	10.6%	11.1%
Commercial real estate	27.7%	29.8%	29.6%	28.6%	26.6%
Commercial loans	20.1%	18.1%	18.4%	17.6%	17.2%
Agriculture loans	10.0%	12.4%	12.5%	11.0%	11.7%
Municipal loans	3.1%	3.3%	1.7%	1.6%	0.7%
Consumer loans	4.2%	4.3%	4.6%	4.9%	4.4%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2012. The table does not include unscheduled prepayments.

	As of December 31, 2012
	≤ 1 year	1-5 years	> 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate	$15,553	$35,090	$37,811	$88,454
Construction and land	19,680	3,120	635	23,435
Commercial real estate	18,161	35,802	34,827	88,790
Commercial loans	43,467	17,171	3,932	64,570
Agriculture loans	22,975	5,628	3,332	31,935
Municipal loans	4,357	1,892	3,608	9,857
Consumer loans	4,017	6,054	3,346	13,417
Total gross loans	$128,210	$104,757	$87,491	$320,458

The following table sets forth the dollar amount of all loans due after December 31, 2013 and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2012
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate	$37,113	$35,788	$72,901
Construction and land	2,722	1,033	3,755
Commercial real estate	22,154	48,475	70,629
Commercial loans	11,317	9,786	21,103
Agriculture loans	3,723	5,237	8,960
Municipal loans	5,500	-	5,500
Consumer loans	7,373	2,027	9,400
Total gross loans	$89,902	$102,346	$192,248

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). Under the original terms of the Company’s non-accrual loans as of December 31, 2012, interest earned on such loans for the years ended December 31, 2012, 2011 and 2010 would have increased interest income by $164,000, $47,000 and $217,000, respectively, if included in the Company’s interest income for those years.

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Total non-accrual loans	$9,108	$1,419	$4,817	$11,830	$5,748
Accruing loans over 90 days past due	-	-	-	-	-
Non-performing investments	-	1,104	1,125	1,528	-
Real estate owned, net	2,444	2,264	3,194	1,129	1,934
Total non-performing assets	$11,552	$4,787	$9,136	$14,487	$7,682

Total non-performing loans to total gross loans	2.84%	0.45%	1.55%	3.45%	1.56%
Total non-performing assets to total assets	1.88%	0.80%	1.63%	2.48%	1.28%
Allowance for loan losses to non-performing loans	50.30%	331.71%	103.11%	46.22%	67.35%

The increase in non-accrual loans during 2012 was principally associated with a commercial loan relationship consisting of $4.4 million in real estate and land loans, which was placed on non-accrual status after the borrower declared bankruptcy. A $2.2 million land loan that was subject to a troubled debt restructuring in 2012 was also classified as non-accrual as of December 31, 2012. In addition, during 2012 a $1.1 million commercial loan was placed on non-accrual status after the borrower failed to raise additional capital required to continue operations. The increase in non-accrual loans did not require an increase in the allowance for loan losses as the evaluation of the collateral securing the impaired loans did not require an increase in the specific allowances. The Company’s non-accrual loans decreased $10.4 million from December 31, 2009 to December 31, 2011 primarily as a result of the charge-off of two loans which were placed on non-accrual during 2009. These two loans consisted of a $4.3 million construction loan and a $2.4 million commercial agriculture loan and were primarily responsible for the increase in the Company’s non-accrual loans during 2009. During 2010, the Company charged off the remaining balance of $2.3 million associated with the commercial agriculture loan and $3.3 million of the construction loan. The remaining $1.0 million balance of the construction loan was charged-off in 2011.

The increase in real estate owned during 2012 was primarily associated with $587,000 of real estate owned acquired in The Wellsville Bank acquisition. Partially offsetting the increase was a charge of $175,000 to reflect declines in the fair value of certain real estate owned and from the sales of residential properties. The decline in real estate owned during 2011 was primarily related to recording a charge of $517,000 to reflect declines in the fair value of certain real estate owned and from the sales of residential properties. During 2010, real estate owned increased by $2.1 million primarily as the result of foreclosure on loans that were non-performing at December 31, 2009. The increase was primarily the result of the foreclosure on a residential subdivision development as the Company took possession of the real estate after the development slowed and the borrower was unable to comply with the contractual terms of the loan and a loan settlement where the Company took possession of a commercial real estate building. As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section, the Company believes its allowance for loan losses is adequate based on the evaluation of the loan portfolio’s inherent risk as of December 31, 2012.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balances at beginning of year	$4,707	$4,967	$5,468	$3,871	$4,172
Provision for loan losses	1,900	2,000	5,900	3,300	2,400
Charge-offs:
One-to-four family residential real estate	(70)	(110)	(387)	(153)	(1,439)
Construction and land	(1,749)	(1,173)	(3,474)	(330)	(453)
Commercial real estate	-	(434)	(96)	(17)	-
Commercial loans	(70)	(590)	(8)	(1,404)	(728)
Agriculture loans	-	(1)	(2,327)	-	-
Consumer loans	(238)	(132)	(178)	(122)	(149)
Total charge-offs	(2,127)	(2,440)	(6,470)	(2,026)	(2,769)
Recoveries:
One-to-four family residential real estate	20	41	10	6	2
Construction and land	4	4	-	200	-
Commercial real estate	-	37	-	-	-
Commercial loans	12	14	17	72	9
Agriculture loans	39	35	10	-	-
Consumer loans	26	49	32	45	57
Total recoveries	101	180	69	323	68
Net charge-offs	(2,026)	(2,260)	(6,401)	(1,703)	(2,701)
Balances at end of year	$4,581	$4,707	$4,967	$5,468	$3,871

Allowance for loan losses as a percent of total gross loans outstanding	1.43%	1.50%	1.60%	1.57%	1.05%
Net loans charged off as a percent of average net loans outstanding	0.66%	0.74%	1.93%	0.48%	0.72%

During 2012, we had net loan charge-offs of $2.0 million compared to $2.3 million during 2011. The net loan charge-offs in 2012 were primarily associated with two land loans that were the subject of troubled debt restructurings, resulting in charge-offs to reduce the loans down to the market value of the collateral. The net loan charge-offs in 2011 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which had previously experienced a significant decline in the appraised value of the collateral securing the loan. Due to additional delays associated with the litigation to collect payment from the guarantor, we charged-off the remaining $1.0 million balance on this loan in 2011. We continue to pursue recovery from the guarantor of this loan. In addition to the charge-off of the construction loan, the 2011 period also reflects a charge-off related to a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which were charged down to market value after we acquired ownership of the property securing the loans during 2011. The commercial real estate property was sold during 2011 without incurring any further losses. The 2009 charge-offs were primarily related to a commercial loan relationship that was liquidated in bankruptcy. The increase in the 2008 one-to-four family residential real estate charge-offs is primarily from the liquidation of a pool of non-owner-occupied, one-to-four family residential loans, made to a single entity in the Kansas City, Missouri area. The loans were secured by houses located in deteriorating neighborhoods and originally obtained as part of an acquisition and are not representative of the quality and performance of the remaining loans in our one-to-four family residential mortgage loan portfolio. The loans were sold in early 2009.

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

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate	$714	27.6%	$560	25.2%	$395	25.6%	$625	25.7%	$672	28.3%
Construction and land	1,214	7.3%	928	6.9%	1,193	7.6%	1,326	10.6%	833	11.1%
Commercial real estate	1,313	27.7%	1,791	29.8%	1,571	29.6%	705	28.6%	701	26.6%
Commercial loans	707	20.1%	745	18.1%	1,173	18.4%	623	17.6%	1,121	17.2%
Agriculture loans	367	10.0%	433	12.4%	397	12.5%	2,103	11.0%	415	11.7%
Municipal loans	107	3.1%	130	3.3%	99	1.7%	-	1.6%	-	0.7%
Consumer loans	159	4.2%	120	4.3%	139	4.6%	86	4.9%	129	4.4%
Total	$4,581	100.0%	$4,707	100.0%	$4,967	100.0%	$5,468	100.0%	$3,871	100.0%

The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans during 2012 was related to an increase in outstanding loan balances while the 2011 increase was related to higher levels of non-accrual loans in the loan category. The decline in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans between December 31, 2008 and December 31, 2010 was primarily the result of the decline in the outstanding balances. The allocation of the allowance for loan losses on construction and land loans increased in 2012 as a result of an increase in the specific allowance related to an impaired land loan after declining in each of 2010 and 2011 as a result of a decline in outstanding loan balances as well as increased charge-offs. The allocation of the allowance for loan losses on commercial real estate loans declined in 2012 as a result of lower outstanding loan balances, while the increases in 2010 and 2011 were related primarily to declines in the estimated fair value of certain collateral dependent impaired loans, increased historical charge-offs and management’s judgment to increase the risk factors used to determine the allowance for loan losses. The increase in 2010 and decline in 2011 of the allocation of the allowance for loan losses on commercial loans was primarily due to a specific allowance recorded on the operating loans associated with a $2.0 million commercial loan relationship. The increase in 2009 and decline in 2010 allocation of the allowance for loan losses on agriculture loans was primarily related to a $2.3 million commercial agriculture loan that was impaired during 2009 and charged off in 2010. The allowance for loan losses is discussed in more detail in the “Non-performing Assets” and “Asset Quality and Distribution” sections. We believe the Company’s allowance for loan losses continues to be adequate based on the Company’s evaluation of the loan portfolio’s inherent risk as of December 31, 2012.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years ended:

(Dollars in thousands)	Years ended December 31,
	2012		2011		2010
Non-interest bearing demand	$75,828		$59,859		$56,303
Money market and NOW accounts	203,741	0.15%	171,295	0.22%	162,437	0.29%
Savings accounts	44,289	0.07%	36,004	0.13%	31,754	0.21%
Certificates of deposit	178,508	1.01%	178,364	1.31%	187,236	1.74%
Total	$502,366	0.50%	$445,522	0.72%	$437,730	0.99%

The following table presents the maturities of jumbo certificates of deposit (amounts of $100,000 or more).

(Dollars in thousands)	As of December 31,
	2012	2011
Three months or less	$17,110	$20,913
Over three months through six months	10,287	28,613
Over six months through 12 months	15,896	10,681
Over 12 months	15,742	3,167
Total	$59,035	$63,374

VI. Return on Equity and Assets

	As of or for the years ended December 31,
	2012	2011	2010
Return on average assets	1.01%	0.78%	0.35%
Return on average equity	10.34%	7.98%	3.73%
Equity to total assets	10.31%	9.88%	9.58%
Dividend payout ratio	33.33%	44.72%	92.31%

ITEM 1A. RISK FACTORS

An investment in our securities is subject to certain risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our securities could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Difficult economic and market conditions have adversely affected our industry.

Difficult conditions in the housing market over the past few years, with decreased home prices and increased delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions across the United States. Difficult economic conditions, reduced availability of commercial credit and heightened levels of unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in write-downs. Concerns over the economy, both by financial institutions and prospective borrowers, have resulted in decreased lending by many financial institutions to their customers and to each other. These economic conditions have led to heightened commercial and consumer delinquencies, lack of customer confidence, increased market volatility and inconsistent general business activity. The resulting economic pressure on consumers and businesses has adversely affected our industry and may adversely affect our business, results of operations and financial condition. More recently, the economy has begun to stabilize. The housing market has improved over recent years, and asset write-downs have slowed. However, there remain risks that could undermine the more recent improvements in the economy's stabilization. In particular, we may face the following risks in connection with these events:

•	We may face further increased regulation of our industry, especially in light of the myriad regulations passed, and yet to be passed, pursuant to the Dodd-Frank Act, and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
•	Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.
•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.
•	The value of the portfolio of investment securities that we hold may be adversely affected.
•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite the loans become less predictive of future behaviors.
•	Our ability to borrow from other financial institutions or to engage in sales of mortgage loans to third parties on favorable terms, or at all, could be adversely affected by disruptions in the capital markets or other events, including deteriorating investor expectations.
•	We expect to face increased capital requirements, both at the Company level and at the Bank level. In this regard, the Collins Amendment to the Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Furthermore, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, have announced an agreement to a strengthened set of capital requirements for internationally active banking organizations, known as Basel III. On November 9, 2012, the U.S. banking organizations announced that the implementation of the proposed rules under Basel III was indefinitely delayed in the United States. However, these rules may limit our ability to pursue business opportunities and adversely affect our results of operations and growth prospects in the future.
•	Declines in our stock price, as well as changes to other risk factors discussed herein, could result in impairment of our goodwill which would have an adverse effect on our earnings.

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

Ultimately, the Dodd-Frank Act will, among other things, impose new capital requirements on bank holding companies; change the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raise the current standard deposit insurance limit to $250,000; and expand the FDIC’s authority to raise insurance premiums.  The legislation also called for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorized the Federal Reserve to limit interchange fees payable on debit card transactions, established the CFPB as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contained provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also included provisions that have affected, and will further affect in the future, corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but permits trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less to continue to qualify as Tier 1 capital.  This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.

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

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012, but final regulations have not yet been released. Basel III was intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. However, on November 9, 2012, the U.S. federal bank regulatory agencies announced that the implementation of the proposed rules to affect Basel III in the United States was indefinitely delayed. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios.

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

In addition to the foregoing laws and regulations, the policies of the Federal Reserve also have a significant impact on us. Among other things, the Federal Reserve’s monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on us.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although general economic conditions have improved, certain sectors remain weak, and unemployment remains at historically high levels, including the State of Kansas, where most of our customers are located. In addition, local governments and many businesses continue to experience serious difficulty due to depressed levels of consumer spending and decreased liquidity in the credit markets.

Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the DIF, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate, but also in the state of Kansas generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Further, concerns about the European Union's sovereign debt crisis have also caused uncertainty for financial markets globally in recent years. Such risks could indirectly affect us by affecting our hedging or other counterparties, as well as our customers with European businesses or assets denominated in the euro or companies in our market with European businesses or affiliates.

Overall, although showing signs of improvement, the business environment in recent years was unfavorable for many households and businesses in the United States While economic conditions in the state of Kansas and the United States have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. Such conditions could materially and adversely affect us.

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

We established our allowance for loan losses and maintain it at a level considered appropriate by management to absorb loan losses that are inherent in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan loses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2012 and 2011 our allowance for loan losses as a percentage of total loans was 1.43% and 1.50%, respectively, and as a percentage of total non-performing loans was 50.30% and 331.71%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations. The increased levels of provision for loan losses experienced during recent years, as compared to historical levels, may continue for some period of time.

Declines in value may adversely impact the carrying amount of our investment portfolio and result in other-than-temporary impairment charges.

We may be required to record impairment charges on our investment securities if they suffer further declines in value that are considered other-than-temporary. If the credit quality of the securities in our investment portfolio further deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2012, we had $115.4 million of municipal securities, which represented 54.1% of our total securities portfolio. Since the economic crisis unfolded in 2008, several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $88.5 million and $79.1 million, or 27.6% and 25.2%, of our loan portfolio at December 31, 2012 and 2011, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

The recent repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on us. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans comprised $64.6 million and $57.0 million, or 20.1% and 18.1%, of our loan portfolio at December 31, 2012 and 2011, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agricultural loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Agriculture operating loans comprised $25.8 million and $33.4 million, or 8.1% and 10.7%, of our loan portfolio at December 31, 2012 and 2011, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2012 and 2011, agricultural real estate loans totaled $6.1 million and $5.6 million, or 1.9% and 1.7% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

As part of our general strategy, we may acquire banks, branches and related businesses that we believe provide a strategic fit with our business. In the past, we have acquired a number of local banks and branches and, to the extent that we grow through future acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

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

Finally, it is possible that the integration of The Wellsville Bank could result in the loss of key employees of The Wellsville Bank or disruption of our ongoing business or inconsistencies in standards, procedures and policies that would adversely affect our ability to maintain relationships with clients or employees. If we have difficulties with the integration process, we not achieve the benefits, economic or otherwise, of our acquisition of The Wellsville Bank.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may able to compete more effectively as a result. Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

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

As of December 31, 2012, our non-performing loans (which consist of nonaccrual loans and loans past due 90 days or more and still accruing interest) totaled $9.1 million, or 2.84% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $11.6 million, or 1.88% of total assets. In addition, we had $2.2 million in accruing loans that were 30-89 days delinquent as of December 31, 2012.

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

Real estate lending (including commercial, construction, land and residential) is a large portion of our loan portfolio. These categories were $200.7 million, or approximately 62.6% of our total loan portfolio as of December 31, 2012, as compared to $194.6 million, or approximately 61.9%, as of December 31, 2011. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has 22 locations in 17 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott, Garden City, Great Bend (2), Hoisington, Junction City, LaCrosse, Lawrence (2), Louisburg, Osage City, Osawatomie, Paola, Topeka (2), Wamego, and Wellsville, Kansas. The Company owns its main office in Manhattan, Kansas and 19 branch offices and leases two branch offices. The Company leases one of the two Topeka, Kansas locations and the Wamego, Kansas branch. The Company also leases a parking lot for one of the branch offices it owns.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject, other than ordinary routine litigation incidental to the Bank’s business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol "LARK" since 2001. At December 31, 2012, the Company had approximately 367 owners of record and approximately 815 beneficial owners of our common stock. Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years. Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2012 and 2011.

Year ended December 31, 2012	High	Low	Cash dividends paid
First Quarter	$19.71	$16.67	$0.1810
Second Quarter	20.47	17.88	0.1810
Third Quarter	20.35	18.10	0.1810
Fourth Quarter	$21.39	$18.00	$0.1810

Year ended December 31, 2011	High	Low	Cash dividends paid
First Quarter	$17.22	$12.71	$0.1723
Second Quarter	15.19	12.71	0.1723
Third Quarter	14.51	12.74	0.1723
Fourth Quarter	$20.46	$13.83	0.1723

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

In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our outstanding common stock. Unless terminated earlier by resolution of the Board of Directors, the May 2008 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2012, there were 108,006 shares remaining to repurchase under the plan. The Company did not repurchase any shares during the year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$614,067	$598,240	$561,506	$584,167	$602,214
Loans, net	315,914	310,081	306,668	342,738	365,772
Investment securities	218,538	204,885	175,872	169,619	171,297
Cash and cash equivalents	14,920	17,501	9,735	12,379	13,788
Deposits	482,500	454,134	431,314	438,595	439,546
Borrowings	59,967	76,597	70,301	82,183	104,366
Stockholders’ equity	$63,333	$59,120	$53,817	$53,895	$51,406

Selected Operating Data:
Interest income	$22,052	$22,586	$24,351	$27,266	$31,647
Interest expense	3,910	4,659	6,305	9,086	13,615
Net interest income	18,142	17,927	18,046	18,180	18,032
Provision for loan losses	1,900	2,000	5,900	3,300	2,400
Net interest income after provision for loan losses	16,242	15,927	12,146	14,880	15,632
Non-interest income	12,020	8,901	9,140	8,436	7,045
Investment securities gains (losses), net	423	114	172	(952)	497
Non-interest expense	20,504	19,954	20,030	18,946	17,511
Earnings before income taxes	8,181	4,988	1,428	3,418	5,663
Income tax expense (benefit)	1,814	504	(615)	146	1,110
Net earnings	$6,367	$4,484	$2,043	$3,272	$4,553
Earnings per share (1):
Basic	$2.18	$1.54	$0.70	$1.13	$1.56
Diluted	2.16	1.54	0.70	1.13	1.55
Dividends per share (1)	0.72	0.69	0.65	0.63	0.60
Book value per common share outstanding (1)	$21.67	$20.23	$18.51	$18.70	$17.83

Other Data:
Return on average assets	1.01%	0.78%	0.35%	0.54%	0.75%
Return on average equity	10.34%	7.98%	3.73%	6.18%	8.98%
Equity to total assets	10.31%	9.88%	9.58%	9.23%	8.54%
Net interest rate spread (2)	3.36%	3.67%	3.65%	3.39%	3.25%
Net interest margin (2)	3.47%	3.77%	3.78%	3.57%	3.51%
Non-performing assets to total assets	1.88%	0.80%	1.63%	2.48%	1.28%
Non-performing loans to total gross loans	2.84%	0.45%	1.55%	3.45%	1.56%
Allowance for loan losses to total gross loans	1.43%	1.50%	1.60%	1.57%	1.05%
Dividend payout ratio	33.33%	44.72%	92.31%	55.27%	38.10%
Number of full service banking offices	22	21	21	21	20

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2012, 2011, 2010, 2009 and 2008.

(2)	Presented on a taxable equivalent basis, using a 34% federal tax rate.

Our selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements, including the related notes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE PROFILE AND OVERVIEW

Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank. Landmark Bancorp is listed on the Nasdaq Global Market under the symbol “LARK”. The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of quality assets while growing our commercial and commercial real estate loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty one additional branch offices in eastern, central and western Kansas. In January 2012, we entered into an agreement to purchase a bank in Wellsville, Kansas with approximately $35.0 million in deposits, $14.2 million in investments and $15.0 million in loans, which was merged into Landmark National Bank upon the April 1, 2012 closing of the acquisition.

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

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods to determine the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value. The Company performed a step one impairment test as of December 31, 2012 by comparing the implied fair value of the Company’s single reporting unit to its carrying value. Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s step one impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

SUMMARY OF PERFORMANCE. Net earnings for 2012 increased $1.9 million, or 42.0%, to $6.4 million as compared to 2011. The improvement in net earnings was primarily the result of a $3.1 million increase in non-interest income. The increase in non-interest income was primarily the result of a $2.9 million increase in gains on sales of loans as low mortgage rates increased our origination and sale volumes of one-to-four family residential real estate loans. Also contributing to our improved earnings was a $215,000 increase in net interest income, a $100,000 decrease in our provision for loan losses and an increase of $309,000 in net gains on investment securities. Partially offsetting those improvements were increases of $550,000 in non-interest expense and $1.3 million in income tax expense.

Net interest income for 2012 increased $215,000 to $18.1 million, or 1.2% higher than 2011. Our net interest margin, on a tax equivalent basis, decreased from 3.77% during 2011 to 3.47% in 2012. Net interest margin declined as deposit growth outpaced loan demand, resulting in higher levels of investment securities and cash and cash equivalents, which typically earn lower yields than loans. The lower net interest margin was partially offset by an increase in average interest-earning assets from $510.6 million during 2011 to $562.5 million during 2012. Average interest-earning asset balances increased primarily as a result of the acquisition of The Wellsville Bank. It is unlikely that we will be able to increase our net interest margin from current levels in the near term and may continue to see a decline as we currently expect to reinvest our future cash flows into lower yielding investments and may not be able to renew our current loans at the same rates.

We distributed a 5% stock dividend for the twelfth consecutive year in December 2012. All per share and average share data in this section reflect the 2012 and 2011 stock dividends.

Interest Income. Interest income for 2012 decreased $534,000 to $22.1 million, a decrease of 2.4% as compared to 2011. Interest income on loans decreased $718,000, or 4.1%, to $16.7 million for 2012, due to lower tax equivalent yields earned on loans. Our average tax equivalent yield on loans decreased to 5.37% in 2012 from 5.61% in 2011. Partially offsetting the lower yields was an increase in average balances, which increased from $313.9 million in 2011 to $315.2 million in 2012. Interest income on investment securities increased $184,000, or 3.6%, to $5.3 million for 2012, as compared to 2011. The increase in interest income on investment securities was due to higher average balances of investment securities, which increased from $193.4 million during 2011 to $235.4 million during 2012 resulting in part from our purchases of additional investment securities with excess liquidity and in part from our acquisition of The Wellsville Bank. Partially offsetting the effects of this increase in average balances was a decline in the tax equivalent yield on our investment portfolio from 3.27% during 2011 to 2.76% during 2012. The yield on our investment securities declined as the current interest rate environment resulted in the purchase of lower yielding investment securities with funds from the maturities, prepayments and sales of higher yielding investment securities.

Interest Expense. Interest expense during 2012 decreased $749,000, or 16.1%, to $3.9 million as compared to 2011. Interest expense on interest-bearing deposits decreased $611,000, or 22.1%, to $2.1 million as a result of lower rates on our certificates of deposit, money market, NOW and savings accounts. Our total cost of deposits declined from 0.72% during 2011 to 0.50% during 2012 as we were able to reprice our deposits lower in the current low rate environment. Our average deposit balances increased from $385.7 million to $426.5 million over the same periods due both to organic growth and our acquisition of The Wellsville Bank. For 2012, interest expense on borrowings decreased $138,000, or 7.3%, to $1.8 million due to lower outstanding balances on our borrowings. Our average outstanding borrowings declined from $68.9 million in 2011 to $59.3 million in the same period of 2012 as we repaid our lower rate, short-term borrowings with excess liquidity, which increased our average cost of borrowings from 2.76% in 2011 to 2.97% in 2012.

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

Net interest income for 2012 increased $215,000 to $18.1 million, or 1.2% higher than 2011. Our net interest margin, on a tax equivalent basis, decreased from 3.77% during 2011 to 3.47% in 2012. Net interest margin declined as deposit growth outpaced loan demand, resulting in higher levels of investment securities and cash and cash equivalents, which typically earn lower yields than loans. The lower net interest margin was partially offset by an increase in average interest-earning assets from $510.6 million during 2011 to $562.5 million during 2012. Average interest-earning asset balances increased primarily as a result of the acquisition of The Wellsville Bank.

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

Our provision for loan losses declined $100,000 to $1.9 million in 2012 as compared to $2.0 million in 2011. Our provision for loan losses declined during 2012, despite an increase in our non-accrual loans, as our evaluation of the collateral securing those loans indicated that an increase in the specific allowances was not required. During 2012, we had net loan charge-offs of $2.0 million compared to $2.3 million during 2011. The net loan charge-offs in 2012 were primarily associated with two land loans that were subject to troubled debt restructurings, resulting in charge-offs to reduce the loans down to the market value of the collateral. The net loan charge-offs in 2011 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which had previously experienced a significant decline in the appraised value of the collateral securing the loan. Due to additional delays associated with the litigation to collect payment from the guarantor, we charged-off the remaining $1.0 million balance on this loan in 2011. We are currently continuing to pursue recovery on this loan. In addition to the charge-off of the construction loan, the 2011 period also reflects a charge-off relating to a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which was charged down to market value after we acquired ownership of the property securing the loans during 2011. The commercial real estate property was sold during 2011 without incurring any further losses. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income increased $3.1 million, or 35.0%, to $12.0 million in 2012 as compared to 2011. The increase in non-interest income was primarily the result of a $2.9 million increase in our gains on sales of loans, as the volume of loans sold in the secondary market was higher in 2012 as compared to 2011 as low mortgage rates increased refinancing activity. An increase in mortgage rates may reduce the our gains on sales of loans in future periods as the origination volumes associated with refinancing slows. In addition, our fees and service charges increased by $385,000, or 7.9%, as a result of higher fees and service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. Partially offsetting these increases was a $117,000 decline in other non-interest income which had been elevated in 2011 due to gains on sales of other real estate.

InVESTMENT SECURITIES GAINS (LOSSES). During 2012, we realized $486,000 of gains on sales of investment securities primarily as a result of selling $25.8 million of high-quality mortgage-backed investment securities, as we capitalized on what we believed to be premium pricing that existed in the markets for these types of securities during 2012. Included in the net gain were $309,000 in losses recorded on the sale of our portfolio of pooled trust preferred investment securities. Partially offsetting the net gain in 2012, was a $63,000 credit-related, other-than-temporary impairment loss on one of our three investments in pooled trust preferred investment securities. During 2011, we recognized $186,000 in gains on sales of investment securities as a result of selling approximately $4.7 million of short-term, tax-exempt municipal investment securities and reinvesting the proceeds in longer-term, tax-exempt municipal investment securities as we capitalized on the steepness of the municipal yield curve. Partially offsetting the gains was $72,000 of other-than-temporary impairment losses that we recorded on common stock investment securities during 2011.

Non-interest Expense. Non-interest expense increased $550,000, or 2.8%, to $20.5 million in 2012 compared to 2011. Increases of $447,000 in other non-interest expense, $356,000 in compensation and benefits, $116,000 in occupancy and equipment and $89,000 in data processing were primarily associated with the acquisition and operation of The Wellsville Bank. In addition, amortization expense increased $400,000 in 2012 primarily as a result of recording a $212,000 valuation allowance against our mortgage servicing rights. The continual decline in mortgage rates decreased the estimated fair value of these assets as it became more likely that some of the loans we serve will be refinanced. Our amortization expense also increased as we increased our one-to-four family residential real estate loans serviced for others portfolio and recorded the associated mortgage servicing rights and amortization expense. Partially offsetting those increases were declines of $326,000 in professional fees, $320,000 in foreclosure and real estate owned, $110,000 in advertising and $101,000 in federal deposit insurance premiums. The decrease in professional fees was primarily related to engaging consultants in 2011 to help us review internal processes and procedures to identify additional opportunities to improve financial performance, without any comparable cost incurred in the 2012 period. The decline in foreclosure and other real estate expense was the result of lower valuation allowances recorded in 2012. Our advertising expense has declined over the past couple of years as we have emphasized sales training and reduced our advertising costs. Our federal deposit insurance premiums declined in 2012 due to the lower assessment rates that began in the second quarter of 2011.

INCOME TAXES. During 2012, we recorded income tax expense of $1.8 million, which constituted an effective tax rate of 22.2%, compared to an income tax expense of $504,000 and an effective tax rate of 10.1% in 2011. The increase in our effective tax rate in 2012 was driven by an increase in earnings before income taxes compared to 2011, while tax-exempt investment income and bank owned life insurance income remained similar between the years.

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

Net interest income for 2011 decreased slightly to $17.9 million, or 0.7% lower than 2010. Our net interest margin, on a tax equivalent basis, decreased slightly from 3.78% during 2010 to 3.77% in 2011. Average interest-earning assets declined slightly from $511.7 million during 2010 to $510.6 million for 2011. The decrease in net interest income and net interest margin was primarily a result of our interest-earnings assets and interest-bearing liabilities repricing lower. During 2011, we experienced a decline in the yields on our investment securities and loan portfolio which was not completely offset by lower rates on our deposits and borrowings. In addition, we maintained higher average balances of investment securities during 2011 and lower average balances of loans. Our investments balances increased as we invested excess liquidity from higher deposits and lower loan balances. The decline in our average loan balances was the result of multiple factors, including our decision to reduce exposure to construction and land loans and reduced loan demand from our customers.

Interest Income. Interest income for 2011 decreased $1.8 million, or 7.3%, to $22.6 million from $24.4 million for 2010. Interest income on loans decreased $1.8 million, or 9.4%, to $17.4 million for 2011, due to lower average balances, which decreased from $339.7 million in 2010 to $313.9 million in 2011, and, to a lesser extent, a decrease in the average tax equivalent yield on loans from 5.71% during 2010 to 5.61% during 2011. Interest income on investment securities increased $40,000, or 0.8%, to $5.1 million for 2011 due to higher average balances. Average investment securities increased from $172.0 million for 2010, to $196.7 million for 2011, while the average tax equivalent yield on our investment securities decreased from 3.77% during 2010 to 3.27% during 2011. The yield on our investment securities declined as a result of reinvesting the portfolio’s cash flows into lower yielding investment securities.

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

Non-interest Income. Non-interest income decreased $239,000, or 2.6%, for 2011, to $8.9 million, as compared to $9.1 million in 2010. The decline in non-interest income was the result of a $671,000 decline in gains on sales of loans as our volume of residential real estate loans that were sold in the secondary market was lower in 2011 as compared to 2010. In addition, we had a higher mortgage repurchase reserve provision recorded in 2011 than 2010. Partially offsetting the lower gains on sales of loans were increases of $180,000 in fees and service charges, $164,000 in other non-interest income and $88,000 in bank owned life insurance income. Our fees and service charges increased as a result of a higher volume of fees and service charges received on our deposit accounts and increased servicing fee income. During 2010, we introduced a rewards program for our deposit customers that promoted debit card usage and other customer activity which generated additional non-interest income. Other non-interest income increased primarily as a result of gains on sales of other real estate while our bank owned life insurance income increased as a result of purchasing $2.5 million in additional life insurance policies in January 2011.

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

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$5,531	$5,729	$5,489	$5,303
Interest expense	1,039	1,015	964	892
Net interest income	4,492	4,714	4,525	4,411
Provision for loan losses	300	300	1,000	300
Net interest income after provision for loan losses	4,192	4,414	3,525	4,111
Non-interest income	2,672	3,028	3,215	3,105
Investment securities gains (losses), net	164	132	-	127
Non-interest expense	4,729	5,130	5,268	5,377
Earnings before income taxes	2,299	2,444	1,472	1,966
Income tax expense	572	626	267	349
Net earnings	$1,727	$1,818	$1,205	$1,617
Earnings per share (1):
Basic	$0.59	$0.62	$0.41	$0.56
Diluted	$0.59	$0.61	$0.41	$0.55

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$5,561	$5,707	$5,691	$5,627
Interest expense	1,247	1,172	1,140	1,100
Net interest income	4,314	4,535	4,551	4,527
Provision for loan losses	400	700	500	400
Net interest income after provision for loan losses	3,914	3,835	4,051	4,127
Non-interest income	2,037	2,108	2,381	2,375
Investment securities gains (losses), net	-	-	167	(53)
Non-interest expense	4,831	5,227	4,673	5,223
Earnings (loss) before income taxes	1,120	716	1,926	1,226
Income tax expense (benefit)	142	(6)	437	(69)
Net earnings (loss)	$978	$722	$1,489	$1,295
Earnings (loss) per share (1):
Basic	$0.34	$0.25	$0.51	$0.44
Diluted	$0.34	$0.25	$0.51	$0.44

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2012 and 2011.

FINANCIAL CONDITION. Our asset quality and performance have been affected by the general economic conditions in the United States, including difficult credit markets, depressed residential and commercial real estate values, generally depressed consumer confidence, heightened unemployment and decreased consumer spending. Even though the geographic markets in which the Company operates have been impacted by these economic conditions in recent years, the effect has not been as severe as those experienced in some areas of the United States. In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Despite a few lingering problem loans that management is working to resolve, our asset quality has improved over the past few years. Outside of identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities. Total assets increased to $614.1 million at December 31, 2012, compared to $598.2 million at December 31, 2011. Net loans, excluding loans held for sale, increased to $315.9 million at December 31, 2012 from $310.1 million at December 31, 2011. The $5.8 million increase in net loans was primarily the result of higher outstanding balances of one-to-four family residential real estate, commercial and construction and land loans. Partially offsetting those increases were lower balances in our agriculture, commercial real estate, municipal and consumer loans. The decline in these loan balances is the result of multiple factors, including reduced loan demand from our customers, seasonal factors and early payoffs. Our one-to-four family residential real estate portfolio increased primarily as a result of loans acquired in The Wellsville Bank acquisition. Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market. These loans are typically sold soon after the loan closing. We also retain some of our newly originated one-to-four family residential real estate loans that meet internal criteria as well as secondary market qualifications. We typically only retain loans with maturities of 15 years or less. While we do not intend to continue to increase our one-to-four family residential real estate loan portfolio, we are currently slowing the normal runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations will still be sold. We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At December 31, 2012, our allowance for loan losses totaled $4.6 million, or 1.43% of gross loans outstanding, as compared to $4.7 million, or 1.50% of gross loans outstanding, at December 31, 2011.

Loans past due 30-89 days and still accruing interest totaled $2.2 million, or 0.69% of gross loans at December 31, 2012 compared to $2.2 million, or 0.71% of gross loans, at December 31, 2011. At December 31, 2012, $9.1 million in loans were on non-accrual status, or 2.84% of gross loans, compared to a balance of $1.4 million, or 0.45% of gross loans, at December 31, 2011. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. The increase in non-accrual loans was principally associated with a commercial loan relationship consisting of $4.4 million in real estate and land loans, which was placed on non-accrual status after the borrower declared bankruptcy. A $2.2 million land loan that was subject to a troubled debt restructuring in 2012 was also classified as non-accrual as of December 31, 2012. In addition, during 2012 a $1.1 million commercial loan was placed on non-accrual status after the Company failed to raise additional capital required to continue operations. The increase in non-accrual loans did not require an increase in the allowance for loan losses as the evaluation of the collateral securing the impaired loans did not require an increase in the specific allowances. There were no loans 90 days delinquent and still accruing interest at December 31, 2012 or December 31, 2011. Our impaired loans totaled $14.5 million at December 31, 2012 compared to $2.5 million at December 31, 2011. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2012 was related to troubled debt restructurings that are current but still classified as impaired. During 2012, we had net loan charge-offs of $2.0 million compared to $2.3 million during 2011.

At December 31, 2012, we had eight loan relationships that were classified as troubled debt restructurings compared to five at December 31, 2011. During 2012, the Company classified a commercial loan relationship consisting of two commercial loans as a troubled debt restructuring after agreeing to extend the maturity of the loans while the borrower liquidated the business assets securing the loans. The Company did not charge-off any of the loan balances as the anticipated proceeds were expected to exceed the loan balances. As of December 31, 2012, the outstanding balances of these loans totaled $196,000 and were classified as non-accrual and impaired. Also in 2012, a $3.3 million land loan was subject to a troubled debt restructuring. The loan was restructured into two land loans totaling $2.2 million, which were classified as non-accrual and impaired at December 31, 2012, while the remaining balance was charged off. Another land loan relationship totaling $1.6 million was restructured resulting in a $708,000 charge-off. The remaining loan balances of $896,000 were current and accruing interest at December 31, 2012, but still classified as impaired. A third land loan relationship totaling $3.9 million was classified as a troubled debt restructuring in 2012 when the loan was renewed after the development stalled. As part of the restructuring agreement, the Company agreed to renew the loan and allow the borrower to attempt to sell the properties over the next year. Because the value of the collateral securing the loan exceeded the outstanding balances, no charge-off was recorded. As of December 31, 2012, the loan balances of $3.9 million were current and accruing interest, but still classified as impaired.

During 2011, we restructured three loan relationships that we identified as troubled debt restructurings. One of the restructurings was a construction and land loan relationship totaling $599,000 which was secured by raw land which had experienced a severe decline in value. We agreed to reduce the outstanding loan balance to $250,000 in exchange for a $50,000 principal payment in 2011 with the remaining $200,000 to be received during the first quarter of 2012. We had charged-off $141,000 of the loan during 2010 and an additional $208,000 during 2011, with the remaining $200,000 loan balance classified as non-accrual and impaired as of December 31, 2011. The loan was paid off during the first quarter of 2012. Another loan relationship totaling $110,000 to a municipal sanitary and improvement district was also restructured in 2011 to extend the maturity and lower the interest rate to allow the district more time to develop the taxable valuation that will provide cash flow for repayment of the loan. The loan was returned to accrual status during 2012 after a payment history was established. The outstanding balance of $98,000 was current and accruing interest as December 31, 2012, but still classified as impaired. The restructuring did not impact our allowance for loan losses. Also during 2011, a one-to-four family residential real estate loan totaling $10,000 was classified as a troubled debt restructuring as a result of the customer receiving a zero interest rate loan. The balance on this loan at December 31, 2012 was $8,000. This loan was classified as impaired as of December 31, 2012 and December 31, 2011.

During 2010, we restructured two loan relationships that were identified as troubled debt restructurings. One of the relationships was an $853,000 real estate loan which was secured by real estate which was deficient based on the appraised value. The relationship was restructured into two 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and to whom we granted concessions at renewal. The value of the real estate supported $563,000 of the loan relationship. The $290,000 collateral deficiency of the real estate had previously been included in our allowance on impaired loans. The loan was returned to accrual status during 2010 after a payment history was established, while the collateral deficiency was charged-off. After the death of the borrower during 2012, the loan was placed back on non-accrual until the estate is settled. The outstanding balance of the loan was $485,000 and $518,000 at December 31, 2012 and December 31, 2011, respectively. A second loan relationship totaling $527,000 to another municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop the taxable valuation that will provide cash flow for repayment of the loan. As of December 31, 2012 and December 31, 2011, the outstanding balance of the loan was $543,000. The restructuring did not impact our allowance for loan losses. This loan was current and accruing interest at December 30, 2012 and 2011, but still classified as impaired.

As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are aggressively working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2012, we had $2.4 million of real estate owned as compared to $2.3 million at December 31, 2011. Real estate owned primarily consists of a residential subdivision development we took possession of after the development slowed and the borrower was unable to comply with the contractual terms of the loan, a commercial real estate building resulting from a loan settlement, land previously acquired by the Bank for expansion and a few residential real estate properties. The Company is currently marketing all of the properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. Despite an increase in our non-performing loans during 2012, we believe that our allowance for loan losses at December 31, 2012 was appropriate, however, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a $28.4 increase in total deposits during 2012, to $482.5 million at December 31, 2012, from $454.1 million at December 31, 2011. The growth occurred in our non-interest-bearing demand, money market and NOW and savings accounts, while our time deposit balances declined. The increase in deposits was primarily attributable to $35.0 million of deposits assumed in the acquisition of The Wellsville Bank. Total borrowings decreased $16.6 million to $60.0 million at December 31, 2012, from $76.6 million at December 31, 2011. The decrease was primarily a result of a decrease in borrowings on our FHLB line of credit and in outstanding balances on our repurchase agreements.

Non-interest-bearing deposits at December 31, 2012 were $75.9 million, or 15.7% of deposits, compared to $66.1 million, or 14.5%, at December 31, 2011. Money market and NOW deposit accounts were 39.5% of our deposit portfolio and totaled $190.3 million at December 31, 2012, compared to $171.5 million, or 37.8%, at December 31, 2011. Savings accounts increased to $45.4 million, or 9.4% of deposits, at December 31, 2012, from $36.7 million, or 8.1%, at December 31, 2011. Certificates of deposit decreased to $170.9 million, or 35.4% of deposits, at December 31, 2012, from $179.8 million, or 39.6%, at December 31, 2011.

Certificates of deposit at December 31, 2012, scheduled to mature in one year or less totaled $115.8 million. Historically, maturing deposits have generally remained with the Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

CASH FLOWS. During 2012, our cash and cash equivalents decreased by $2.6 million. Our operating activities provided net cash of $12.4 million in 2012, primarily from the proceeds of sales of one-to-four family residential real estate loans held for sale as our loans held for sale balance declined during 2012. Our investing activities provided net cash of $10.4 million during 2012 as our investment securities and loan portfolios decreased during 2012, excluding the effects of The Wellsville Bank acquisition,. Our financing activities used net cash of $25.3 million during 2012, primarily as a result of a decline in deposit balances, excluding the effect of The Wellsville Bank acquisition, and lower borrowings. We received net cash of $4.0 million as a result of assuming $35.1 million of liabilities and acquiring $31.1 million of assets in The Wellsville Bank acquisition.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $228.2 million at December 31, 2012 and $215.7 million at December 31, 2011. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2012, we had outstanding FHLB advances of $35.7 million and $2.7 million in borrowings against our line of credit with the FHLB. At December 31, 2012, we had collateral pledged to the FHLB that would allow us to borrow an additional $13.5 million, subject to FHLB credit requirements and policies. At December 31, 2012, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $15.8 million. We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $109.2 million in available credit under which we had no outstanding borrowings at December 31, 2012. We had other borrowings of $21.5 million at December 31, 2012, which included $16.5 million of subordinated debentures and $5.0 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 5, 2013, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.00%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2012. There were no outstanding balance on the line of credit at December 30, 2012.

OFF BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.8 million at December 31, 2012.

At December 31, 2012, we had outstanding loan commitments, excluding standby letters of credit, of $53.5 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2012, we continued to maintain a sound leverage capital ratio of 10.09% and a total risk-based capital ratio of 17.83%. As shown by the following table, our capital exceeded the minimum capital requirements at December 31, 2012 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$61,839	10.09%	$24,504	4.0%
Tier 1 capital	61,839	16.39%	15,092	4.0%
Total risk-based capital	67,273	17.83%	30,184	8.0%

At December 31, 2012, the Bank continued to maintain a leverage ratio of 9.90% and a total risk-based capital ratio of 17.33%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements at December 31, 2012 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$60,463	9.90%	$24,433	4.0%
Tier 1 capital	60,463	16.09%	15,029	4.0%
Total risk-based capital	65,124	17.33%	30,057	8.0%

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The above ratios are well in excess of regulatory minimums and should allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of December 31, 2012 and 2011, we were rated "well capitalized", which is the highest rating available under this capital-based rating system. We have $16.5 million in trust preferred securities which, in accordance with current capital guidelines, has been included in Tier 1 capital as of December 31, 2012. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2012, we paid a quarterly cash dividend of $0.19 per share to our stockholders. Additionally, we distributed a 5% stock dividend for the twelfth consecutive year in December 2012. The quarterly cash dividends were $0.181 per share as adjusted to give effect to the 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2012, approximately $2.0 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

EFFECTS OF INFLATION

Our consolidated financial statements and accompanying footnotes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of our operations because our assets and liabilities are primarily monetary and interest rates have a greater impact on our performance than do the effects of inflation.

RECENT ACCOUNTING DEVELOPMENTS

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows the use of qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amounts as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial statements.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2012 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$000's change in net interest income	% change in net interest income
200 basis point rising	$1,059	5.9%
100 basis point rising	$566	3.2%
100 basis point falling	$(983)	-5.5%

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

("GAP" TABLE)

As of December 31, 2012
	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$14,009	$17,031	$105,898	$81,600	$218,538
Loans	64,817	136,433	107,800	14,027	323,077
Total interest-earning assets	$78,826	$153,464	$213,698	$95,627	$541,615

Interest-bearing liabilities:
Certificates of deposit	$39,285	$76,478	$55,063	$109	$170,935
Money market and NOW accounts	-	15,006	175,303	-	190,309
Savings accounts	-	-	45,365	-	45,365
Borrowed money	24,250	27	10,145	25,545	59,967
Total interest-bearing liabilities	$63,535	$91,511	$285,876	$25,654	$466,576

Interest sensitivity gap per period	$15,291	$61,953	$(72,178)	$69,973	$75,039
Cumulative interest sensitivity gap	15,291	77,244	5,066	75,039

Cumulative gap as a percent of total interest-earning assets	2.82%	14.26%	0.94%	13.85%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	124.07%	149.82%	101.15%	116.08%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters, including the Dodd-Frank Act and the rules and regulations promulgated thereunder, and the effects of further increases in FDIC premiums.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
•	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of declines in real estate markets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Landmark Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri
March 29, 2013

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2012	2011
Assets
Cash and cash equivalents	$14,920	$17,501
Investment securities:
Available-for-sale, at fair value	213,300	198,214
Other securities	5,238	6,671
Loans, net	315,914	310,081
Loans held for sale, net	7,163	9,754
Premises and equipment, net	14,967	14,692
Bank owned life insurance	16,701	16,163
Goodwill	13,075	12,894
Other intangible assets, net	2,394	1,923
Real estate owned, net	2,444	2,264
Accrued interest and other assets	7,951	8,083
Total assets	$614,067	$598,240

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$75,891	$66,122
Money market and NOW	190,309	171,529
Savings	45,365	36,650
Time, $100,000 and greater	59,035	63,374
Time, other	111,900	116,459
Total deposits	482,500	454,134

Federal Home Loan Bank borrowings	38,426	49,163
Other borrowings	21,541	27,434
Accrued interest, taxes, and other liabilities	8,267	8,389
Total liabilities	550,734	539,120

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 2,922,275 and 2,921,967 shares issued and outstanding at December 31, 2012 and 2011, respectively	29	28
Additional paid-in capital	32,223	29,313
Retained earnings	27,623	26,200
Accumulated other comprehensive income, net	3,458	3,579
Total stockholders’ equity	63,333	59,120

Total liabilities and stockholders’ equity	$614,067	$598,240

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2012	2011	2010
Interest income:
Loans:
Taxable	$16,345	$17,108	$18,974
Tax-exempt	378	333	272
Investment securities:
Taxable	2,940	2,748	2,653
Tax-exempt	2,389	2,397	2,452
Total interest income	22,052	22,586	24,351
Interest expense:
Deposits	2,149	2,760	3,786
Borrowings	1,761	1,899	2,519
Total interest expense	3,910	4,659	6,305
Net interest income	18,142	17,927	18,046
Provision for loan losses	1,900	2,000	5,900
Net interest income after provision for loan losses	16,242	15,927	12,146
Non-interest income:
Fees and service charges	5,271	4,886	4,706
Gains on sales of loans, net	5,680	2,775	3,446
Bank owned life insurance	540	594	506
Other	529	646	482
Total non-interest income	12,020	8,901	9,140

Investment securities:
Net impairment losses	(63)	(72)	(391)
Gains on sales of investment securities, net	486	186	563
Investment securities gains, net	423	114	172

Non-interest expense:
Compensation and benefits	9,788	9,432	9,514
Occupancy and equipment	2,990	2,874	2,809
Professional fees	1,108	1,434	831
Amortization of intangibles	1,178	778	790
Data processing	842	753	879
Foreclosure and real estate owned expense	332	652	763
Advertising	443	554	617
Federal deposit insurance premiums	364	465	723
Other	3,459	3,012	3,104
Total non-interest expense	20,504	19,954	20,030
Earnings before income taxes	8,181	4,988	1,428
Income tax expense (benefit)	1,814	504	(615)
Net earnings	$6,367	$4,484	$2,043
Earnings per share:
Basic (1)	$2.18	$1.54	$0.70
Diluted (1)	$2.16	$1.54	$0.70

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2012, 2011 and 2010.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2012	2011		2010
Net earnings	$6,367	$4,484		$2,043
Net unrealized holding gains (losses) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	327	190	(4)
Net unrealized holding (losses) gains on all other available-for-sale securities	(102)	4,139		(745)
Less reclassification adjustment for gains included in earnings	(423)	(114)		(172)
Net unrealized (losses) gains	(198)	4,215		(921)
Income tax (benefit) expense	(77)	1,558		(340)
Total comprehensive income	$6,246	$7,141		$1,462

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
Balance at December 31, 2009	$25	$24,844	$27,523	$1,503	$53,895
Net earnings	-	-	2,043	-	2,043
Comprehensive income (loss)	-	-	-	(581)	(581)
Dividends paid ($0.66 per share) (1)	-	-	(1,908)	-	(1,908)
Stock-based compensation	-	100	-	-	100
Exercise of stock options, 21,793 shares, including excess tax benefit of $40	-	268	-	-	268
5% stock dividend, 125,319 shares	1	1,890	(1,891)	-	-
Balance at December 31, 2010	26	27,102	25,767	922	53,817
Net earnings	-	-	4,484	-	4,484
Comprehensive income (loss)	-	-	-	2,657	2,657
Dividends paid ($0.69 per share) (1)	-	-	(2,014)	-	(2,014)
Stock-based compensation	-	107	-	-	107
Exercise of stock options, 5,228 shares, including excess tax benefit of $12	-	69	-	-	69
5% stock dividend, 132,107 shares	2	2,035	(2,037)	-	-
Balance at December 31, 2011	28	29,313	26,200	3,579	59,120
Net earnings	-	-	6,367	-	6,367
Comprehensive income (loss)	-	-	-	(121)	(121)
Dividends paid ($0.72 per share) (1)	-	-	(2,121)	-	(2,121)
Stock-based compensation	-	82	-	-	82
Exercise of stock options, 554 shares, including excess tax benefit of $1	-	6	-	-	6
5% stock dividend, 138,895 shares	1	2,822	(2,823)	-	-
Balance at December 31, 2012	$29	$32,223	$27,623	$3,458	$63,333

(1) Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2012, 2011 and 2010.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$6,367	$4,484	$2,043
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	1,900	2,000	5,900
Valuation allowance on real estate owned	175	517	367
Amortization of investment security premiums, net	1,391	823	669
Amortization of intangibles	1,178	778	790
Depreciation	953	881	972
Bank owned life insurance	(540)	(594)	(506)
Stock-based compensation	82	107	100
Deferred income taxes	227	(793)	(523)
Net gains on investment securities	(423)	(114)	(172)
Net gains on sales of premises and equipment and foreclosed assets	(31)	(166)	(24)
Net gains on sales of loans	(5,680)	(2,775)	(3,446)
Proceeds from sale of loans	218,046	123,431	165,349
Origination of loans held for sale	(209,775)	(117,834)	(169,776)
Changes in assets and liabilities:
Accrued interest and other assets	(1,274)	(2)	(356)
Accrued expenses, taxes, and other liabilities	(211)	2,327	(3,446)
Net cash provided by (used in) operating activities	12,385	13,070	(2,059)
Cash flows from investing activities:
Net decrease (increase) in loans	7,192	(6,436)	26,430
Maturities and prepayments of investment securities	50,348	55,002	38,142
Net cash received in bank acquisition	3,965	-	-
Purchases of investment securities	(79,787)	(87,003)	(55,910)
Proceeds from sale of investment securities	28,967	6,494	10,097
Purchase of bank owned life insurance	-	(2,500)	-
Proceeds from sales of premises and equipment and foreclosed assets	497	2,317	1,612
Purchases of premises and equipment, net	(799)	(349)	(320)
Net cash provided by (used in) investing activities	10,383	(32,475)	20,051
Cash flows from financing activities:
Net (decrease) increase in deposits	(6,604)	22,820	(7,281)
Federal Home Loan Bank advance borrowings	51,922	210,650	129,350
Federal Home Loan Bank advance repayments	(62,659)	(205,787)	(140,887)
Proceeds from other borrowings	2,600	6,118	2,732
Repayments on other borrowings	(8,493)	(4,685)	(2,910)
Proceeds from issuance of common stock under stock option plans	5	57	228
Excess tax benefit related to stock option plans	1	12	40
Payment of dividends	(2,121)	(2,014)	(1,908)
Net cash (used in) provided by financing activities	(25,349)	27,171	(20,636)
Net (decrease) increase in cash and cash equivalents	(2,581)	7,766	(2,644)
Cash and cash equivalents at beginning of year	17,501	9,735	12,379
Cash and cash equivalents at end of year	$14,920	$17,501	$9,735

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$2,322	$103	$942
Cash paid during the year for interest	4,032	4,802	6,658

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	234	1,226	4,020

Bank acquisition:
Fair value of liabilities assumed	35,061	-	-
Fair value of assets acquired	$31,096	$-	$-

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

Investment Securities. The Company has classified its investment securities portfolio as available-for-sale, with the exception of certain investments held for regulatory purposes. The Company carries its available-for-sale investment securities at fair value and employs valuation techniques which utilize quoted prices or observable inputs when those inputs are available. These observable inputs reflect assumptions that market participants use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions, based on the best information available in the circumstances. These valuation methods typically involve estimated cash flows and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on significant unobservable inputs) and are discussed in more detail in Note 12 to the consolidated financial statements. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes, until realized. Purchase premiums and discounts on investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method. Realized gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

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

The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the loan portfolio. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on the Bank’s loan loss experience over the prior twelve quarters, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the current level of non-performing assets, and current economic conditions. The Company did not change the historical loan loss period used in the allowance for loan losses during 2012. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining if a loan is impaired include payment status, probability of collecting scheduled principal and interest payments when due and value of collateral for collateral dependent loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. In addition, the Company classifies troubled debt restructurings as impaired loans. A loan is classified as a troubled debt restructuring (“TDR”) if the Company modifies a loan with any concessions, as defined by accounting guidance, to a borrower experiencing financial difficulty. The allowance recorded on impaired loans is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans with smaller individual balances are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures.

The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well-secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of the principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are evaluated individually and are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Intangible assets include core deposit intangibles and mortgage servicing rights. Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset’s carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value. Mortgage servicing assets are recognized as separate assets when rights are retained after the sale of financial assets, primarily one-to-four family real estate loans and are recorded at the lower of amortized cost or estimated fair value. Mortgage servicing rights are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are recorded at the lower of amortized cost or estimated fair value and are evaluated for impairment based upon the fair value of the retained rights as compared to amortized cost stratified by maturity and interest rate.

Income Taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns. Uncertain income tax positions will be recognized only if it is more likely than not that they will be sustained upon examination by taxing authorities, based upon its technical merits. Once that standard is met, the amount recorded will be the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of earnings. The Company assesses deferred tax assets to determine if the items are more likely than not to be realized, and a valuation allowance is established for any amounts that are not more likely than not to be realized. Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of taxing authority examinations, could materially impact the financial position and results of operations.

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

Earnings per Share. Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to earnings that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method using the average market price of the Company’s stock for the respective periods. The diluted earnings per share computation for the years ended December 31, 2012, 2011 and 2010 excludes unexercised stock options of 65,915, 500,591 and 448,291, respectively, because their inclusion would have been anti-dilutive to earnings per share.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2012, 2011 and 2010, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2012	2011	2010
Net earnings available to common shareholders	$6,367	$4,484	$2,043

Weighted average common shares outstanding - basic	2,922,031	2,916,390	2,898,094
Assumed exercise of stock options	25,090	-	1,131
Weighted average common shares outstanding - diluted	2,947,121	2,916,390	2,899,226
Earnings per share:
Basic	$2.18	$1.54	$0.70
Diluted	$2.16	$1.54	$0.70

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

GAAP requires that all derivative financial instruments be recorded on the balance sheet at fair value. Derivatives that qualify in a hedging relationship can be designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the cash flow hedging model, the effective portion of the change in the gain or loss related to the derivative is recognized as a component of other comprehensive income, net of taxes. The ineffective portion is recognized in current earnings. The Company had no derivative financial instruments designated as hedging instruments as of December 31, 2012 and 2011.

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

The Company may enter into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various unaffiliated counterparties (“broker-dealers”). Both customer and broker-dealer related interest rate swaps are accounted for as derivatives and carried at fair value.

Newly Adopted Accounting Pronouncements. The Company adopted ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies which loan modifications constitute TDRs and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. During the third quarter of 2011 the Company began applying the provisions in ASU No. 2011-02 and reassessed all loan restructurings that occurred on or after January 1, 2011. Adoption of ASU 2011-02 did not have a significant impact on the Company’s consolidated financial statements.

(2) Goodwill and Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company performed its annual step one impairment test as of December 31, 2012.  The fair value of the Company’s single reporting unit was determined using the Company’s market capitalization adjusted for an appropriate control premium, as well as a review of valuation multiples of recent financial industry acquisitions for similar institutions, to estimate the fair value of the Company’s single reporting unit.  The fair value was compared to the carrying value of the single reporting unit at the measurement date to determine if any impairment existed.  Based on the results of the December 31, 2012 step one impairment test, the Company concluded its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

On April 1, 2012, the Company’s subsidiary, Landmark National Bank, assumed approximately $35.0 million in deposits in connection with the acquisition of the Wellsville Bank. The Company identified $24.7 million of core deposits and recorded a core deposit intangible asset of $308,000 as a result of the acquisition. The core deposit intangible asset will be amortized over its estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31, 2012
	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Core deposit intangible assets	$4,973	$(4,258)	$-	$715
Mortgage servicing rights	3,038	(1,147)	(212)	1,679
Total other intangible assets	$8,011	$(5,405)	$(212)	$2,394

	As of December 31, 2011
	Gross carrying amount	Accumulated amortization		Net carrying amount
Core deposit intangible assets	$4,665	$(3,902)	$-	$763
Mortgage servicing rights	2,149	(989)	-	1,160
Total other intangible assets	$6,814	$(4,891)	$-	$1,923

During 2012, the Company recorded a $212,000 valuation allowance against its mortgage servicing rights. The continual decline in mortgage rates decreased the estimated fair value of these assets as it became more likely that some the loans we serve will be refinanced.

Estimated amortization expense for the years ending December 31 is as follows:

(Dollars in thousands)	Amortization
expense
2013	$891
2014	801
2015	568
2016	38
2017	32
Thereafter	64
Total	$2,394

(3) Investment Securities

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. federal agency obligations	$8,804	$50	$(6)	$8,848
Municipal obligations, tax exempt	73,699	3,618	(31)	77,286
Municipal obligations, taxable	37,334	818	(10)	38,142
Mortgage-backed securities	81,113	889	(154)	81,848
Common stocks	602	301	(1)	902
Certificates of deposit	6,274	-	-	6,274
Total	$207,826	$5,676	$(202)	$213,300

	As of December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. federal agency obligations	$9,120	$44	$-	$9,164
Municipal obligations, tax exempt	65,404	4,226	(1)	69,629
Municipal obligations, taxable	18,961	243	(69)	19,135
Mortgage-backed securities	92,742	1,823	(93)	94,472
Common stocks	621	198	-	819
Pooled trust preferred securities	1,104	-	(699)	405
Certificates of deposit	4,590	-	-	4,590
Total	$192,542	$6,534	$(862)	$198,214

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2012 and 2011. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.

(Dollars in thousands)		As of December 31, 2012
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	2	$2,241	$(6)	$-	$-	2,241	(6)
Municipal obligations, tax exempt	16	4,669	(31)	-	-	4,669	(31)
Municipal obligations, taxable	8	2,948	(8)	209	(2)	3,157	(10)
Mortgage-backed securities	24	27,974	(154)	-	-	27,974	(154)
Common stocks	1	21	(1)	-	-	21	(1)
Total	51	$37,853	$(200)	$209	$(2)	$38,062	$(202)

		As of December 31, 2011
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	1	$247	$(1)	$-	$-	247	(1)
Municipal obligations, taxable	15	6,579	(69)	-	-	6,579	(69)
Mortgage-backed securities	10	14,260	(93)	-	-	14,260	(93)
Pooled trust preferred securities	2	-	-	405	(699)	405	(699)
Total	28	$21,086	$(163)	$405	$(699)	$21,491	$(862)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2012, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above are temporarily impaired.

The Company’s mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association (“GNMA”). The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the mortgage-backed securities identified in the tables above are temporarily impaired.

As of December 31, 2012, the Company had one common stock investment in an unrealized loss position. During 2011, the Company determined that some of its common stock investments in financial institutions were other-than-temporarily impaired. The Company recorded other-temporary-impairment charges during 2011 of $72,000 to reduce the carrying value of the common stock investments to fair value.

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

During 2012, the Company sold its portfolio of pooled trust preferred investment securities. The portfolio consisted of three pooled trust preferred securities with an original cost basis of $2.5 million, which represented investments in pools of collateralized debt obligations issued by financial institutions and insurance companies. Prior to the sale of the securities, the Company recorded credit losses totaling $1.4 million through charges to earnings, including $63,000 in 2012. The Company also recognized a $309,000 loss on the sale of the pooled trust preferred investment securities.

Maturities of investment securities at December 31, 2012 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$16,198	$16,345
Due after one year but within five years	126,041	127,891
Due after five years but within ten years	52,274	54,797
Due after ten years	12,711	13,365
Common stocks	602	902
Total	$207,826	$213,300

The table above includes scheduled principal payments and estimated prepayments, based on observable market inputs, for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Realized gains	$795	$186	$563
Realized losses	(309)	-	-
Total	$486	$186	$563

At December 31, 2012, securities pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings had a carrying value of approximately $109.2 million. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2012 was $3.4 million compared to $4.9 million at December 31, 2011. The carrying value of the FRB stock at December 31, 2012 and 2011 was $1.8 million. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in other investment securities are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $113,000 and $60,000 at December 31, 2012 and December 31, 2011, respectively. The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

(4) Loans and Allowance for Loan Losses

Loans consist of the following:

	As of December 31,
(Dollars in thousands)	2012	2011

One-to-four family residential real estate	$88,454	$79,108
Construction and land	23,435	21,672
Commercial real estate	88,790	93,786
Commercial loans	64,570	57,006
Agriculture loans	31,935	39,052
Municipal loans	9,857	10,366
Consumer loans	13,417	13,584
Total gross loans	320,458	314,574
Net deferred loan costs and loans in process	37	214
Allowance for loan losses	(4,581)	(4,707)
Loans, net	$315,914	$310,081

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $53.5 million and $57.8 million at December 31, 2012 and 2011, respectively, and are generally at variable interest rates. Standby letters of credit totaled $1.8 million and $1.7 million at December 31, 2012 and 2011, respectively.

The Company is exposed to varying risks associated with concentrations of credit relating primarily to lending activities in specific geographic areas. The Company’s principal lending area consists of the cities of Manhattan, Auburn, Dodge City, Garden City, Great Bend, Hoisington, Junction City, LaCrosse, Lawrence, Osage City, Topeka, Wamego, Paola, Osawatomie, Louisburg, Fort Scott, and Wellsville, Kansas and the surrounding communities, and substantially all of the Company’s loans are to residents of or secured by properties located in its principal lending area. Accordingly, the ultimate collectability of the Company’s loan portfolio is dependent in part upon market conditions in those areas. These geographic concentrations are considered in management’s establishment of the allowance for loan losses.

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2012
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2011	$560	$928	$1,791	$745	$433	$130	$120	$4,707
Charge-offs	(70)	(1,749)	-	(70)	-	-	(238)	(2,127)
Recoveries	20	4	-	12	39	-	26	101
Net charge-offs	(50)	(1,745)	-	(58)	39	-	(212)	(2,026)
Provsion for loan losses	204	2,031	(478)	20	(105)	(23)	251	1,900
Balance at December 31, 2012	714	1,214	1,313	707	367	107	159	4,581

Allowance for loan losses:
Individually evaluated for loss	165	388	-	268	-	65	15	901
Collectively evaluated for loss	549	826	1,313	439	367	42	144	3,680
Total	714	1,214	1,313	707	367	107	159	4,581

Loan balances:
Individually evaluated for loss	739	8,691	2,833	1,475	5	772	18	14,533
Collectively evaluated for loss	87,715	14,744	85,957	63,095	31,930	9,085	13,399	305,925
Total	$88,454	$23,435	$88,790	$64,570	$31,935	$9,857	$13,417	$320,458

	Year ended December 31, 2011
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2010	$395	$1,193	$1,571	$1,173	$397	$99	$139	$4,967
Charge-offs	(110)	(1,173)	(434)	(590)	(1)	-	(132)	(2,440)
Recoveries	41	4	37	14	35	-	49	180
Net charge-offs	(69)	(1,169)	(397)	(576)	34	-	(83)	(2,260)
Provsion for loan losses	234	904	617	148	2	31	64	2,000
Balance at December 31, 2011	560	928	1,791	745	433	130	120	4,707

Allowance for loan losses:
Individually evaluated for loss	65	8	-	35	-	65	32	205
Collectively evaluated for loss	495	920	1,791	710	433	65	88	4,502
Total	560	928	1,791	745	433	130	120	4,707

Loan balances:
Individually evaluated for loss	1,280	225	17	78	63	784	43	2,490
Collectively evaluated for loss	77,828	21,447	93,769	56,928	38,989	9,582	13,541	312,084
Total	$79,108	$21,672	$93,786	$57,006	$39,052	$10,366	$13,584	$314,574

	Year ended December 31, 2010
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2009	$625	$1,326	$705	$623	$2,103	$-	$86	$5,468
Charge-offs	(387)	(3,474)	(96)	(8)	(2,327)	-	(178)	(6,470)
Recoveries	10	-	-	17	10	-	32	69
Net charge-offs	(377)	(3,474)	(96)	9	(2,317)	-	(146)	(6,401)
Provsion for loan losses	147	3,341	962	541	611	99	199	5,900
Balance at December 31, 2010	395	1,193	1,571	1,173	397	99	139	4,967

Allowance for loan losses:
Individually evaluated for loss	99	382	397	503	-	65	-	1,446
Collectively evaluated for loss	296	811	1,174	670	397	34	139	3,521
Total	395	1,193	1,571	1,173	397	99	139	4,967

Loan balances:
Individually evaluated for loss	1,054	1,229	1,390	733	65	759	118	5,348
Collectively evaluated for loss	78,577	22,423	90,734	56,553	38,771	4,634	14,267	305,959
Total	$79,631	$23,652	$92,124	$57,286	$38,836	$5,393	$14,385	$311,307

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2012 or December 31, 2011. The increase in non-accrual loans during 2012 did not require an increase in the Company’s allowance for loan losses, as the evaluation of the collateral securing those loans indicated that an increase in the specific allowances was not required. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2012
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$282	$1,362	$-	$1,644	$731	$2,375
Construction and land	18	-	-	18	3,915	3,933
Commercial real estate	166	82	-	248	2,833	3,081
Commercial loans	62	17	-	79	1,475	1,554
Agriculture loans	-	-	-	-	5	5
Municipal loans	-	-	-	-	131	131
Consumer loans	142	65	-	207	18	225
Total	$670	$1,526	$-	$2,196	$9,108	$11,304

Percent of gross loans	0.21%	0.48%	0.00%	0.69%	2.84%	3.53%

	As of December 31, 2011
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$368	$1,174	$-	$1,542	$752	$2,294
Construction and land	21	-	-	21	225	246
Commercial real estate	64	211	-	275	17	292
Commercial loans	1	201	-	202	78	280
Agriculture loans	1	-	-	1	63	64
Municipal loans	-	-	-	-	241	241
Consumer loans	160	18	-	178	43	221
Total	$615	$1,604	$-	$2,219	$1,419	$3,638

Percent of gross loans	0.20%	0.51%	0.00%	0.71%	0.45%	1.16%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2012, 2011 and 2010, would have increased interest income by $164,000, $47,000 and $217,000, respectively.

The Company’s impaired loans increased from $2.5 million at December 31, 2011 to $14.5 million at December 31, 2012. The increase in impaired loans during 2012 was the result of an increase in non-accrual loans and TDRs. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2012 and 2011, was related to TDRs that are current and accruing interest, but still classified as impaired. The following table presents information on impaired loans:

(Dollars in thousands)
	As of December 31, 2012
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,029	$739	$57	$682	$165	$767	$19
Construction and land	10,425	8,691	6,334	2,357	388	9,211	302
Commercial real estate	2,833	2,833	2,833	-	-	3,352	-
Commercial loans	1,475	1,475	395	1,080	268	1,621	3
Agriculture loans	5	5	5	-	-	8	-
Municipal loans	772	772	641	131	65	779	20
Consumer loans	18	18	3	15	15	20	-
Total impaired loans	$16,557	$14,533	$10,268	$4,265	$901	$15,758	$344

	As of December 31, 2011
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,570	$1,280	$1,072	$208	$65	$1,311	$32
Construction and land	574	225	200	25	8	419	-
Commercial real estate	17	17	17	-	-	20	-
Commercial loans	78	78	-	78	35	83	-
Agriculture loans	63	63	63	-	-	65	-
Municipal loans	784	784	653	131	65	772	35
Consumer loans	43	43	10	33	32	49	-
Total impaired loans	$3,129	$2,490	$2,015	$475	$205	$2,719	$67

At December 31, 2012, the Company had eight loan relationships that were classified as TDRs compared to five at December 31, 2011. During 2012, the Company classified a commercial loan relationship consisting of two commercial loans as a TDR after agreeing to extend the maturity of the loans while the borrower liquidated the business assets securing the loans. The Company did not charge-off any of the loan balances as the anticipated proceeds were expected to exceed the loan balances. As of December 31, 2012, the outstanding balances of these loans totaled $196,000 and were classified as non-accrual and impaired. Also in 2012, a $3.3 million land loan was subject to a TDR. The loan was restructured into two land loans totaling $2.2 million, which were classified as non-accrual and impaired at December 31, 2012, while the remaining balance was charged off. Another land loan relationship totaling $1.6 million was restructured as a TDR during 2012, resulting in a $708,000 charge-off. The remaining loan balances of $896,000 were current and accruing interest at December 31, 2012, but still classified as impaired. A third land loan relationship totaling $3.9 million was classified as a TDR in 2012 when the loan was renewed after the development stalled. As part of the restructuring agreement, the Company agreed to allow the borrower to attempt to sell the properties over the next year. Because the value of the collateral securing the loan exceeded the outstanding balances, no charge-off was recorded. As of December 31, 2012, the loan balances of $3.9 million were current and accruing interest, but still classified as impaired.

During 2011, the Company restructured three loan relationships that we identified as TDRs. One of the restructurings was a construction and land loan relationship totaling $599,000 which was secured by raw land which had experienced a severe decline in value. The Company agreed to reduce the outstanding loan balance to $250,000 in exchange for a $50,000 principal payment in 2011 with the remaining $200,000 to be received during the first quarter of 2012. The Company had charged-off $141,000 of the loan during 2010 and an additional $208,000 during 2011, with the remaining $200,000 loan balance classified as non-accrual and impaired as of December 31, 2011. The loan was paid off during the first quarter of 2012. Another loan relationship totaling $110,000 to a municipal sanitary and improvement district was also restructured in 2011 to extend the maturity and lower the interest rate to allow the district more time to develop the taxable valuation that will provide cash flow for repayment of the loan. The loan was returned to accrual status during 2012 after a payment history was established. The outstanding balance of $98,000 was current and accruing interest as December 31, 2012, but still classified as impaired. The restructuring did not impact our allowance for loan losses. Also during 2011, a one-to-four family residential real estate loan totaling $10,000 was classified as a troubled debt restructuring as a result of the customer receiving a zero interest rate loan. The balance on this loan at December 31, 2012 was $8,000. This loan was classified as impaired as of December 31, 2012 and December 31, 2011.

During 2010, the Company restructured two loan relationships that were identified as TDRs. One of the relationships was an $853,000 real estate loan which was secured by real estate which was deficient based on the appraised value. The relationship was restructured into two 1-4 family residential real estate loans to a borrower who was experiencing financial difficulty and to whom the Company granted concessions at renewal. The value of the real estate supported $563,000 of the loan relationship. The $290,000 collateral deficiency of the real estate had previously been included in the allowance on impaired loans. The loan was returned to accrual status during 2010 after a payment history was established, while the collateral deficiency was charged-off. After the death of the borrower during 2012, the loan was placed back on non-accrual until the estate is settled. The outstanding balance of the loan was $485,000 and $518,000 at December 31, 2012 and December 31, 2011, respectively. A second loan relationship totaling $527,000 to another municipal sanitary and improvement district was restructured in 2010 to extend the maturity and lower the interest rate to allow the district more time to develop the taxable valuation that will provide cash flow for repayment of the loan. As of December 31, 2012 and December 31, 2011, the outstanding balance of the loan was $543,000. The restructuring did not impact the allowance for loan losses. This loan was current and accruing interest at December 30, 2012 and 2011, but still classified as impaired.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans as of December 31, 2012 that had been modified as TDRs and then subsequently defaulted. At December 31, 2012, there was $15,000 of commitments to lend additional funds to a land loan classified as a TDR. There were no commitments to lend additional funds to any other borrowers whose loan terms have been modified as a TDR at December 31, 2012. As of December 31, 2012, the Company had $521,000 of allowance recorded against loans classified as TDRs compared to $5,000 recorded at December 31, 2011. The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of December 31, 2012		As of December 31, 2011
	Number of loans	Loan balance	Number of loans	Loan balance

One-to-four family residential real estate	2	$493	2	$528
Construction and land	7	7,077	1	200
Commerical loans	2	196	-	-
Municipal loans	2	641	2	653
Total troubled debt restructurings	13	$8,407	5	$1,381

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $263.5 million and $183.3 million at December 31, 2012 and 2011, respectively. Gross service fee income related to such loans was $550,000, $429,000 and $371,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in fees and service charges in the consolidated statements of earnings.

The Company had a mortgage repurchase reserve of $418,000 and $500,000 at December 31, 2012 and December 31, 2011, respectively, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment. The Company did not make any provisions against the reserve during 2012 compared to a $650,000 provision during 2011. Actual losses during 2012 and 2011, which were charged against the reserve, were $82,000 and $170,000, respectively. As of December 31, 2012, the Company did not have any outstanding mortgage repurchase requests.

The Company had loans to directors and officers, and to affiliated parties, at December 31, 2012 and 2011, which carry terms similar to those for other loans. Management believes such outstanding loans do not represent more than a normal risk of collection. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2011	$9,881
New loans	5,491
Repayments	(5,852)
Balance at December 31, 2012	$9,520

(5) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2012	2011
Land	Indefinite	$3,840	$3,758
Office buildings and improvements	10 - 50 years	14,045	13,655
Furniture and equipment	3 - 15 years	7,530	7,131
Automobiles	2 - 5 years	363	355
Total premises and equipment		25,778	24,899
Accumulated depreciation		(10,811)	(10,207)
Total premises and equipment, net		$14,967	$14,692

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $953,000 $881,000, and $972,000, respectively and was included in occupancy and equipment on the consolidated statements of earnings.

(6) Deposits

The following table presents the maturities of certificates of deposit at December 31, 2012:

(Dollars in thousands)
Year	Amount
2013	$115,763
2014	29,370
2015	8,944
2016	6,626
2017	10,123
Thereafter	109
Total	$170,935

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Time deposits	$1,807	$2,341	$3,249
Money market and NOW	313	371	471
Savings	29	48	66
Total	$2,149	$2,760	$3,786

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in operation of the banks. As of December 31, 2012, the Bank did not have a minimum reserve requirement.

(7) Federal Home Loan Bank Borrowings

Term advances from the FHLB totaled $35.7 million and $35.8 million at December 31, 2012 and 2011, respectively. Maturities of such borrowings at December 31, 2012 and 2011 are summarized as follows:

(Dollars in thousands)	As of December 31,
	2012		2011
Year	Amount	Weighted average rates	Amount	Weighted average rates
2017	$10,000	3.64%	$10,000	3.64%
2018	25,726	3.39%	25,763	3.40%
Total	$35,726		$35,763

All of the Bank’s term advances with the FHLB have fixed rates and prepayment penalties. The Bank has $20.0 million of term advances that contain a conversion option, at which on certain dates the FHLB may exercise an option to convert the borrowing to a variable rate equal to the FHLB one month short-term advance rate, adjustable monthly. The Bank would then have the option to prepay the advances without penalty. The Bank may repay the advance at each respective reset date if the FHLB first exercises its option to convert the fixed-rate borrowing.

Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were $2.7 million and $13.4 million of outstanding borrowings as of December 31, 2012 and 2011, respectively. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (0.23% at December 31, 2012).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2012 and 2011, the Bank’s total borrowing capacity with the FHLB was approximately $52.0 million and $100.6 million, respectively. At December 31, 2012 and 2011, the Bank’s available borrowing capacity was $13.5 million and $51.5 million, respectively. The available borrowing capacity with the FHLB of Topeka is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(8) Other Borrowings

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 2.85%. The interest rates at December 31, 2012 and 2011 were 3.16% and 3.28%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 1.34%. The interest rates at December 31, 2012 and 2011 were 1.65% and 1.89%, respectively.

While these Trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the Trust qualifies as Tier 1 Capital for regulatory purposes.

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 5, 2013, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.00%. This line of credit has covenants specific to capital and other ratios, which the Company was in compliance with at December 31, 2012. The Company did not have an outstanding balance on the line of credit at December 31, 2012, compared to $1.6 million outstanding at December 31, 2011, which was included in other borrowings.

Repurchase agreements are comprised of non-insured customer funds, totaling $5.0 million at December 31, 2012 and $9.3 million at December 31, 2011 which are secured by $8.1 million and $13.4 million of the Bank’s investment portfolio at the same periods, respectively. Customer repurchase agreements are offered to deposit customers wishing to earn interest on highly liquid balances and are used by the Company as a funding source which is considered to be stable and short-term in nature. Most of the repurchase agreements have variable rates indexed to the 90-day U.S. treasury rate. Outstanding repurchase agreement balances averaged $4.7 million during 2012 and $5.8 million in 2011. The average rate on the repurchase agreements during 2012 was 0.45% compared to 0.63% during 2011.

At December 31, 2012 and 2011, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $15.8 million and $17.0 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $109.2 million. As of December 31, 2012 and 2011 there were no borrowings through these correspondent bank federal funds agreements.

(9) Income Taxes

Income tax expense (benefit) attributable to income from operations consisted of:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Current:
Federal	$1,413	$1,363	$26
State	174	(66)	(118)
Total current	1,587	1,297	(92)
Deferred:
Federal	209	(700)	(567)
State	18	(93)	44
Total deferred	227	(793)	(523)
Income tax expense (benefit)	$1,814	$504	$(615)

Total income tax expense (benefit), including amounts allocated directly to stockholders’ equity, was as follows:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Income tax from operations	$1,814	$504	$(615)
Stockholders’ equity, recognition of tax benefit for stock options exercised	(1)	(12)	(40)
Stockholders’ equity, recognition of unrealized (losses)/gains on available-for-sale securities	(77)	1,558	(340)
	$1,736	$2,050	$(995)

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Computed “expected” tax expense	$2,782	$1,696	$485
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(906)	(890)	(875)
Bank owned life insurance	(195)	(199)	(176)
Reversal of unrecognized tax benefits, net	(132)	(182)	(125)
State income taxes, net of federal benefit	259	77	76
Investment tax credits	(35)	(43)	(42)
Other, net	41	45	42
	$1,814	$504	$(615)

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2012	2011
Deferred tax assets:
Federal alternative minimum tax credit and low income housing credit carry forwards	$1,929	$2,040
Loans, including allowance for loan losses	1,793	1,820
Net operating loss carry forwards	500	464
State taxes	421	389
Deferred compensation arrangements	224	246
Valuation allowance on other real estate	213	172
Investment impairments	48	507
Other, net	84	43
Total deferred tax assets	5,212	5,681

Deferred tax liabilities:
Unrealized gain on investment securities available-for-sale	2,016	2,093
Premises and equipment, net of depreciation	774	812
FHLB stock dividends	482	698
Intangible assets	86	105
Investments	-	5
Total deferred tax liabilities	3,358	3,713
Less valuation allowance	(500)	(464)
Net deferred tax asset	$1,354	$1,504

The Federal alternative minimum tax credit carry forward does not expire and totaled $1.6 million as of December 31, 2012. In addition, the Company has low income housing credit carry forwards of $340,000 which expire in varying amounts between 2026 and 2032. The Company has Kansas corporate net operating loss carry forwards totaling $10.3 million as of December 31, 2012, which expire between 2013 and 2022. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. The increase in the valuation allowance during 2012 is related to additional net operating loss carry forwards generated during 2012. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2012.

Retained earnings at December 31, 2012 and 2011 includes approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2012	2011
Unrecognized tax benefits at beginning of year	$856	$837
Gross increases to current year tax positions	334	297
Gross decreases to prior year’s tax positions	(5)	(2)
Lapse of statute of limitations	(199)	(276)
Unrecognized tax benefits at end of year	$986	$856

Tax years that remain open and subject to audit include the years 2009 through 2012 for both federal and state tax purposes. The Company recognized $199,000 and $276,000 of previously unrecognized tax benefits during 2012 and 2011, respectively. The gross unrecognized tax benefits of $986,000 and $856,000 at December 31, 2012 and 2011, respectively, would favorably impact the effective tax rate by $651,000 and $565,000, respectively, if recognized. During 2012 and 2010, the Company recorded $23,000 and $28,000, respectively, of income tax expense associated with interest and penalties compared to an income tax benefit of $71,000 during 2011. As of December 31, 2012 and 2011, the Company has accrued interest and penalties related to the unrecognized tax benefits of $201,000 and $178,000, respectively which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $314,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(10) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $355,000, $350,000 and $370,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Compensation and Retirement Agreements. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. At December 31, 2012 and 2011, the liability was $297,000 and $303,000, respectively. At December 31, 2012, the Company had an asset of $2.2 million recorded representing the net cash surrender value of the corresponding bank owned life insurance policy.

The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their retirement. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under all of these arrangements, including the split-dollar life insurance arrangement, was $1.0 million and $1.1 million at December 31, 2012 and 2011, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. To assist in funding benefits under each of these plans, the Bank has purchased certain assets including bank owned life insurance policies on covered employees in which the Bank is the beneficiary. At December 31, 2012 and 2011, the cash surrender values on these policies established to meet such obligations were $3.9 million and $3.8 million, respectively.

In addition to these policies, the Bank purchased $7.5 million of bank owned life insurance policies during 2006 and $2.5 million during 2011. The cash surrender value of bank owned life insurance policies at December 31, 2012 totaled $12.8 million. These policies are not related to deferred compensation split-dollar arrangements or other retirement agreements but are utilized to offset the cost of employee benefits.

(11) Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. The plan is administered by the compensation committee of the board of directors who approves employees to whom awards are granted and the number of shares granted. Compensation expense is recognized on a straight line basis over the vesting period, which is typically four or five years. The stock-based compensation cost related to these awards was $82,000, $107,000 and $100,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company recognized tax benefits of $6,000, $23,000 and $15,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

For stock options, the exercise price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable subsequent to the contractual term of the award. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options on the date of grant. The Black-Scholes model is a closed-end model that uses the assumptions outlined below. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other qualitative factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for the expected term is based on U.S. Treasury rates in effect at the time of grant.

On April 20, 2011, the Company’s Compensation Committee awarded 8,600 shares of restricted common stock and options to acquire 59,131 shares of common stock. These awards vest ratably over four years. As a result, all awards available under the Company’s 2001 Stock Incentive Plan have been made. The fair value of options granted were estimated utilizing the following weighted average assumptions:

	Years ended December 31,
	2012	2011	2010
Dividend rate	n/a	6.33%	n/a
Volatility	n/a	23.58%	n/a
Risk-free interest rate	n/a	2.15%	n/a
Expected term	n/a	5 years	n/a
Fair value per option at grant date	n/a	$1.59	n/a

A summary of option activity during 2012 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at December 31, 2011	476,753	$19.09	5.0 years	$199
Effect of 5% stock dividend	23,217	$-	-	n/a
Forfeited/expired	(12,085)	$19.18	-	n/a
Exercised	(554)	$16.21	-	n/a
Outstanding at December 31, 2012	487,331	$18.18	4.0 years	$355
Exercisable at December 31, 2012	437,957	$18.54	3.6 years	$169
Vested and expected to vest at December 31, 2012	464,254	$18.18	4.0 years	$337

A summary of nonvested option activity during 2012 is presented below:

		Weighted
		average
		exercise
		price
	Shares	per share
Nonvested options at December 31, 2011	100,757	$16.85
Forfeited/expired	(1,084)	$15.48
Vested	(53,165)	$17.91
Effect of 5% stock dividend	2,866	$-
Nonvested options at December 31, 2012	49,374	$14.94

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Intrinsic value of options exercised (on exercise date)	$2	$32	$110
Cash received from options exercised	5	57	228
Excess tax benefit realized from options exercised	$1	$12	$40

As of December 31, 2012, there was $54,000 of total unrecognized compensation cost related to outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2013	$24
2014	22
2015	8
Total	$54

The value of the 8,600 shares of restricted common stock awarded during 2011 was based on a stock price of $16.25 per share on the date such shares were granted. These awards vest ratably over four years. As of December 31, 2012, there was $82,000 of total unrecognized compensation cost related to outstanding unvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2013	$35
2014	35
2015	12
Total	$82

(12) Fair Value of Financial Instruments and Fair Value Measurements

The Company follows FASB ASC 820 “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and outlines the disclosures about fair value measurements. ASC Topic 820-10-55 requires the use of a hierarchy of fair value techniques based upon whether the inputs to those fair values reflect assumptions other market participants would use based upon market data obtained from independent sources or reflect the Company’s own assumptions of market participant valuation. The Company applies FASB ASC 820 to certain nonfinancial assets and liabilities, which include foreclosed real estate, long-lived assets, goodwill, mortgage servicing rights and core deposit premium, which are recorded at fair value only upon impairment. The fair value hierarchy is as follows:

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

Fair value estimates of the Company’s financial instruments as of December 31, 2012 and 2011, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31,
	2012		2011
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$14,920	$14,920	$17,501	$17,501
Investment securities:
Available-for-sale	213,300	213,300	198,214	198,214
Other securities	5,238	5,238	6,671	6,671
Loans, net	315,914	317,335	310,081	309,927
Loans held for sale, net	7,163	7,179	9,754	9,846
Mortgage servicing rights	1,679	1,859	1,160	1,319
Derivative financial instruments	334	334	255	255
Accrued interest receivable	2,589	2,589	2,468	2,468

Financial liabilities:
Non-maturity deposits	$311,565	$311,565	$274,301	$274,301
Time deposits	170,935	171,961	179,833	181,280
FHLB borrowings	38,426	42,904	49,163	53,376
Other borrowings	21,541	19,273	27,434	25,200
Derivative financial instruments	28	28	-	-
Accrued interest payable	410	410	532	532

Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents is considered to approximate fair value.

The Company’s investment securities classified as available-for-sale include U.S. federal agency securities, municipal obligations, mortgage-backed securities, pooled trust preferred securities, certificates of deposits and common stocks. Quoted exchange prices are available for the Company’s common stock investments, which are classified as Level 1. U.S. federal agency securities and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. The Company’s investments in FDIC insured, fixed-rate certificates of deposits are valued using a net present value model that discounts the future cash flows at the current market rates and are classified as Level 2.

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

The fair value of advances from the FHLB and other borrowings is estimated using current yield curves for similar borrowings adjusted for the Company’s current credit spread and classified as Level 2.

The Company’s derivative financial instruments consist of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale. The fair values of these derivatives are based on quoted prices for similar loans in the secondary market. The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sale of loans, net in the consolidated statements of earnings.

The Company also includes interest rate swaps in derivative financial instruments. The fair values of these derivatives are based on valuation models that utilize readily observable market inputs. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets.

Off-Balance Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material. These instruments are also discussed in Note 15 on “Commitments, Contingencies and Guarantees.”

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

Valuation Methods for Financial Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2012 and 2011 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2012
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$8,848	$-	$8,848	$-
Municipal obligations, tax exempt	77,286	-	77,286	-
Municipal obligations, taxable	38,142	-	38,142	-
Mortgage-backed securities	81,848	-	81,848	-
Common stocks	902	902	-	-
Certificates of deposit	6,274	-	6,274	-
Derivative financial instruments	334	-	334	-
Liabilities:
Derivative financial instruments	$28	$-	$28	$-

		As of December 31, 2011
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$9,164	$-	$9,164	$-
Municipal obligations, tax exempt	69,629	-	69,629	-
Municipal obligations, taxable	19,135	-	19,135	-
Mortgage-backed securities	94,472	-	94,472	-
Common stocks	819	819	-	-
Pooled trust preferred securities	405	-	-	405
Certificates of deposit	4,590	-	4,590	-
Derivative financial instruments	$255	$-	$255	$-

The following table reconciles the changes in the Company’s Level 3 financial instruments during 2012:

Available-for
sale-securities
Level 3 asset fair value at December 31, 2011	$405
Transfers into Level 3	-
Proceeds from sales	(709)
Payments applied to reduce carrying value	(23)
Total (losses) gains:
Included in earnings	(372)
Included in other comprehensive income	699
Level 3 asset fair value at December 31, 2012	$-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. However, adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $14.5 million and $2.5 million, with an allocated allowance of $901,000 and $205,000, at December 31, 2012 and December 31, 2011, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis at December 31, 2012 and 2011 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of December 31, 2012
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$13,632	$-	$-	$13,632	$(758)
Loans held for sale, net	7,179	-	7,179	-	-
Mortgage servicing rights	1,859	-	-	1,859	-
Real estate owned, net	$2,444	$-	$-	$2,444	$(175)

		As of December 31, 2011
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$2,285	$-	$-	$2,285	$(112)
Loans held for sale, net	9,846	-	9,846	-	-
Mortgage servicing rights	1,319	-	-	1,319	-
Real estate owned, net	$2,264	$-	$-	$2,264	$(517)

(13) Regulatory Capital Requirements

Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered “adequately capitalized.” As of December 31, 2012 and 2011, the Company and the Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they were subject. The following is a comparison of the Company’s regulatory capital to minimum capital requirements at December 31, 2012 and 2011:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Leverage	$61,839	10.09%	$24,504	4.0%	$30,631	5.0%
Tier 1 Capital	$61,839	16.39%	$15,092	4.0%	$22,638	6.0%
Total Risk Based Capital	$67,273	17.83%	$30,184	8.0%	$37,731	10.0%

As of December 31, 2011
Leverage	$56,273	9.84%	$22,871	4.0%	$28,589	5.0%
Tier 1 Capital	$56,273	15.02%	$14,984	4.0%	$22,476	6.0%
Total Risk Based Capital	$63,085	16.84%	$29,968	8.0%	$37,460	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at December 31, 2012 and 2011:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Leverage	$60,463	9.90%	$24,433	4.0%	$30,541	5.0%
Tier 1 Capital	$60,463	16.09%	$15,029	4.0%	$22,543	6.0%
Total Risk Based Capital	$65,124	17.33%	$30,057	8.0%	$37,571	10.0%

As of December 31, 2011
Leverage	$58,692	10.29%	$22,808	4.0%	$28,510	5.0%
Tier 1 Capital	$58,692	15.73%	$14,923	4.0%	$22,384	6.0%
Total Risk Based Capital	$63,325	16.97%	$29,846	8.0%	$37,307	10.0%

(14) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2012	2011
Assets:
Cash and cash equivalents	$855	$15
Investment securities	1,194	1,107
Investment in Bank	77,121	75,370
Other	781	779
Total assets	$79,951	$77,271
Liabilities and stockholders’ equity:
Other borrowings	$16,496	$18,136
Other	122	15
Stockholders’ equity	63,333	59,120
Total liabilities and stockholders’ equity	$79,951	$77,271

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Dividends from Bank	$4,978	$4,723	$2,910
Interest income	27	21	32
Other non-interest income	7	7	7
Gain on sale of investment securities	9	-	-
Interest expense	(495)	(607)	(743)
Other expense, net	(262)	(341)	(219)
Earnings before equity in undistributed earnings of Bank	4,264	3,803	1,987
Increase/(decrease) in undistributed equity of Bank	1,858	367	(260)
Earnings before income taxes	6,122	4,170	1,727
Income tax benefit	(245)	(314)	(316)
Net earnings	$6,367	$4,484	$2,043

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$6,367	$4,484	$2,043
(Increase)/decrease in undistributed equity of Bank	(1,858)	(367)	260
Loss on impairment of investment securities	-	72	9
Gain on sale of investment securities	(9)	-	-
Other	68	(30)	(50)
Net cash provided by operating activities	4,568	4,159	2,262

Cash flows from investing activities:
Purchase of investment securities	-	-	(74)
Proceeds from sales and maturities of investment securities	28	-	-
Net cash provided by (used in) investing activities	28	-	(74)

Cash flows from financing activities:
Issuance of shares under stock option plan	5	57	228
Proceeds from other borrowings	2,600	2,485	2,398
Repayments on other borrowings	(4,240)	(4,685)	(2,910)
Payment of dividends	(2,121)	(2,014)	(1,908)
Net cash used in financing activities	(3,756)	(4,157)	(2,192)
Net increase (decrease) in cash	840	2	(4)
Cash at beginning of year	15	13	17
Cash at end of year	$855	$15	$13

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2012, the Bank could distribute dividends of up to $2.0 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(15) Commitments, Contingencies and Guarantees

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

The Company guarantees payments to holders of certain trust preferred securities issued by wholly owned grantor trusts. The securities are due in 2034 and 2036 and were redeemable beginning in 2009 and 2011. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $25.3 million at December 31, 2012. At December 31, 2012, the Company had a recorded liability of $16.6 million of principal and accrued interest to date, representing amounts owed to the trusts.

There are no pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to the Bank’s business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial position or results of operations.

(16) Acquisition

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

The assets acquired and liabilities assumed were recorded by the Bank at their estimated fair value as of April 1, 2012 based on management’s best estimate using information available at the time. The acquisition included the assumption of investments of $14.2 million, loans of $15.0 million and deposits of $35.0 million. The unpaid contractual amount of the loans totaled $15.1 million. During the year ended December 31, 2012, the Company incurred $147,000 of acquisition related expenses which are included in professional fees. Based on estimates of the fair values of the net assets acquired, the Company recorded $181,000 of goodwill. The acquisition created $51,000 of tax deductible goodwill.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC permitting the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Proposal I - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 22, 2013 (the “2013 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and both of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	60	President and Chief Executive Officer

Mark A. Herpich	45	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Patrick L. Alexander	60	President and Chief Executive Officer	October 2001

Mark A. Herpich	45	Executive Vice President and Chief Financial Officer	October 2001

Michael E. Scheopner	51	Executive Vice President, Credit Risk Manager	October 2001

Dean R. Thibault	61	Executive Vice President, Commercial Banking	January 2006

Larry R. Heyka	66	Market President, Manhattan Region	January 2006

Mark J. Oliphant	60	Market President, Southwest Kansas Region	October 2001

Bradly L. Chindamo	44	Market President, Eastern Kansas Region	January 2008

ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2013 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2012 for all compensation plans previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	487,331	$18.18	-
Equity compensation plans not approved by security holders	-	-	-
Total	487,331	$18.18	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal I – Election of Directors,” “Corporate Governance and Board of Directors” and “Certain Relationships and Related Transactions” of the 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal IV - Ratification of KPMG LLP as our Independent Registered Public Accounting Firm” of the 2013 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Earnings – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010

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

Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request. The Company’s filings with the Securities and Exchange Commission are also available free of charge via the Internet at www.sec.gov, the Company’s Web site available at www.landmarkbancorpinc.com or through the investor relations link at the Bank’s Web site at www.banklandmark.com.

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

SIGNATURE		TITLE

/s/ Patrick L. Alexander	March 29, 2013	President, Chief Executive Officer and Director
Patrick L. Alexander	Date

/s/ Larry L. Schugart	March 29, 2013	Chairman of the Board, Director
Larry L. Schugart	Date

/s/ Richard A. Ball	March 29, 2013	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 29, 2013	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 29, 2013	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 29, 2013	Director
Jim W. Lewis	Date

/s/ Jerry R. Pettle	March 29, 2013	Director
Jerry R. Pettle	Date

/s/ Susan E. Roepke	March 29, 2013	Director
Susan E. Roepke	Date

/s/ David H. Snapp	March 29, 2013	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated January 13, 2012 among Landmark National Bank, The Wellsville Bank and Wellsville Bancshares, Inc.	the registrant’s Form 8-K filed with the Commission on January 17, 2012 (SEC file no. 000-33203)
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 24, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	the registrant’s report on Form 10-K for the period ending December 31, 2012, filed with the Commission on March 29, 2012 (SEC file no. 000-33203)	X
3.3	Bylaws	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.1	Form of employment agreement between Larry Schugart and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.2	Form of employment agreement between Patrick L. Alexander and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.3	Form of employment agreement between Mark A. Herpich and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.4	Form of employment agreement between Michael E. Scheopner and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.5	Form of employment agreement between Dean R. Thibault and the Company	the registrant’s Form S-4, as amended, filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
10.7	Indenture dated as of December 19, 2003 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2003, filed with the Commission on March 30, 2004 (SEC file no. 000-33203)
10.8	Form of employment agreement between Mark J. Oliphant and the Company	the registrant’s Form 8-K filed with the Commission on March 9, 2005 (SEC file no. 000-33203)
10.9	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.10	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)
10.11	2001 Stock Incentive Plan	the registrant’s Registration Statement on form S-8 filed with the Commission on February 11, 2003
10.12	Indenture dated as of December 30, 2005 between the Company and Wilmington Trust Company	the registrant’s report on Form 10-K for the period ending December 31, 2005, filed with the Commission on March 29, 2006 (SEC file no. 000-33203)
10.13	Revolving Credit Agreement, dated November 19, 2008 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s report on Form 10-K for the period ending December 31, 2008, filed with the Commission on March 27, 2009 (SEC file no. 000-33203)
10.14	First Amendment to Revolving Credit Agreement, dated November 18, 2009 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s Form 10-K filed with the Commission on March 26, 2010 (SEC file no. 000-33203)
10.15	Second Amendment to Revolving Credit Agreement, dated November 5, 2010 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s Form 8-K filed with the Commission on November 9, 2010 (SEC file no. 000-33203)
10.16	Third Amendment to Revolving Credit Agreement, dated November 4, 2011 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 10, 2011 (SEC file no. 000-33203)
10.17	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Restricted Stock Award	the registrant’s Form 8-K filed with the Commission on April 19, 2011 (SEC file no. 000-33203)
10.18	Fourth Amendment to Revolving Credit Agreement, dated November 5, 2012 between Landmark Bancorp, Inc. and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 9, 2012 (SEC file no. 000-33203)
13.1	Letter to Stockholders and Corporate Information included in 2012 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of KPMG LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements *

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

