Form 10-Q
period 2013-03-31
LANDMARK BANCORP INC
filed 2013-05-10
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of May 9, 2013, the issuer had outstanding 2,923,654 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

		Page Number

	PART I
Item 1.	Financial Statements	2 - 20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21 – 29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29 – 30
Item 4.	Controls and Procedures	31

	PART II

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

Form 10-Q Signature Page		33

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$35,942	$14,920
Investment securities:
Available-for-sale, at fair value	231,986	213,300
Other securities	5,229	5,238
Loans, net	314,269	315,914
Loans held for sale, net	5,313	7,163
Premises and equipment, net	14,829	14,967
Bank owned life insurance	16,896	16,701
Goodwill	13,075	13,075
Other intangible assets, net	2,429	2,394
Real estate owned	2,214	2,444
Accrued interest and other assets	8,453	7,951
Total assets	$650,635	$614,067

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$80,540	$75,891
Money market and NOW	211,274	190,309
Savings	49,563	45,365
Time, $100,000 and greater	57,768	59,035
Time, other	108,467	111,900
Total deposits	507,612	482,500

Federal Home Loan Bank borrowings	35,717	38,426
Other borrowings	22,795	21,541
Accrued interest, taxes, and other liabilities	20,363	8,267
Total liabilities	586,487	550,734

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 2,923,275 and 2,922,275 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	29	29
Additional paid-in capital	32,258	32,223
Retained earnings	28,508	27,623
Accumulated other comprehensive income	3,353	3,458
Total stockholders’ equity	64,148	63,333

Total liabilities and stockholders’ equity	$650,635	$614,067

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2013	2012
Interest income:
Loans:
Taxable	$3,875	$4,143
Tax-exempt	83	95
Investment securities:
Taxable	635	702
Tax-exempt	584	591
Total interest income	5,177	5,531
Interest expense:
Deposits	386	592
Borrowings	409	447
Total interest expense	795	1,039
Net interest income	4,382	4,492
Provision for loan losses	300	300
Net interest income after provision for loan losses	4,082	4,192
Non-interest income:
Fees and service charges	1,308	1,174
Gains on sales of loans, net	1,030	1,204
Bank owned life insurance	153	151
Other	143	143
Total non-interest income	2,634	2,672
Investment securities:
Net impairment losses	-	(63)
Gains on sales of investment securities	-	227
Investment securities gains, net	-	164
Non-interest expense:
Compensation and benefits	2,453	2,386
Occupancy and equipment	702	702
Professional fees	225	273
Amortization of intangibles	223	211
Data processing	217	195
Advertising	107	121
Federal deposit insurance premiums	108	92
Foreclosure and real estate owned expense	41	11
Other	805	738
Total non-interest expense	4,881	4,729
Earnings before income taxes	1,835	2,299
Income tax expense	395	572
Net earnings	$1,440	$1,727
Earnings per share:
Basic (1)	$0.49	$0.59
Diluted (1)	$0.48	$0.59
Dividends per share (1)	$0.19	$0.18

(1) Per share amounts for the periods ended March 31, 2012 have been adjusted to give effect to the 5% stock dividend paid during December 2012.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2013	2012

Net earnings	$1,440	$1,727
Unrealized holding gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	-	37
Net unrealized holding losses on all other available-for-sale securities	(170)	(287)
Less reclassification adjustment for net gains included in earnings	-	(164)
Net unrealized losses	(170)	(414)
Income tax benefit	(65)	(155)
Total comprehensive income	$1,335	$1,468

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$1,440	$1,727
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	300	300
Provision for valuation allowance on real estate owned	33	-
Amortization of investment security premiums, net	344	220
Amortization of intangibles	223	211
Depreciation	233	233
Bank owned life insurance	(153)	(151)
Stock-based compensation	15	30
Deferred income taxes	(91)	(64)
Gains on investment securities, net	-	(164)
Gain on sales of real estate owned, net	(10)	-
Gains on sales of loans, net	(1,030)	(1,204)
Proceeds from sales of loans	41,147	47,442
Origination of loans held for sale	(38,267)	(46,728)
Changes in assets and liabilities:
Accrued interest and other assets	(650)	(1,122)
Accrued expenses, taxes, and other liabilities	12,039	(614)
Net cash provided by operating activities	15,573	116
Cash flows from investing activities:
Net decrease in loans	1,373	10,897
Maturities and prepayments of investment securities	9,236	10,289
Purchases of investment securities	(28,438)	(36,110)
Proceeds from sales of investment securities	11	6,197
Proceeds from real estate owned	225	-
Purchases of premises and equipment, net	(95)	(496)
Net cash used in investing activities	(17,688)	(9,223)
Cash flows from financing activities:
Net increase in deposits	25,127	38,211
Federal Home Loan Bank advance borrowings	100	18,122
Federal Home Loan Bank advance repayments	(2,809)	(31,531)
Proceeds from other borrowings	1,254	700
Repayments on other borrowings	-	(4,543)
Proceeds from issuance of common stock under stock option plans	19	-
Excess tax benefit related to stock option plans	1	-
Payment of dividends	(555)	(529)
Net cash provided by financing activities	23,137	20,430
Net increase in cash and cash equivalents	21,022	11,323
Cash and cash equivalents at beginning of period	14,920	17,501
Cash and cash equivalents at end of period	$35,942	$28,824

See accompanying notes to consolidated financial statements.

5

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$-	$415
Cash paid for interest	816	1,068

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	20	19

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance at December 31, 2011	$28	$29,313	$26,200	$3,579	$59,120
Net earnings	-	-	1,727	-	1,727
Comprehensive loss	-	-	-	(259)	(259)
Dividends paid ($0.18 per share)	-	-	(529)	-	(529)
Stock-based compensation	-	30	-	-	30
Balance at March 31, 2012	$28	$29,343	$27,398	$3,320	$60,089

Balance at December 31, 2012	$29	$32,223	$27,623	$3,458	$63,333
Net earnings	-	-	1,440	-	1,440
Comprehensive loss	-	-	-	(105)	(105)
Dividends paid ($0.19 per share)	-	-	(555)	-	(555)
Stock-based compensation	-	15	-	-	15
Exercise of stock options, 1,000 shares, including excess tax benefit of $1	-	20	-	-	20
Balance at March 31, 2013	$29	$32,258	$28,508	$3,353	$64,148

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2012, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013. The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2012 concluded that its goodwill was not impaired; however, the Company can make no assurances that future impairment tests will not result in goodwill impairments. The Company concluded there were no triggering events during the first three months of 2013 that required an interim goodwill impairment test.

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

(Dollars in thousands)	As of March 31, 2013
	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Core deposit intangible assets	$4,973	$(4,334)	$-	$639
Mortgage servicing rights	3,218	(1,216)	(212)	1,790
Total other intangible assets	$8,191	$(5,550)	$(212)	$2,429

(Dollars in thousands)	As of December 31, 2012
	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Core deposit intangible assets	$4,973	$(4,258)	$-	$715
Mortgage servicing rights	3,038	(1,147)	(212)	1,679
Total other intangible assets	$8,011	$(5,405)	$(212)	$2,394

During 2012, the Company recorded a $212,000 valuation allowance against its mortgage servicing rights. The continual decline in mortgage rates decreased the estimated fair value of these assets as it became more likely that some of the loans that the Company services will be refinanced.

Aggregate core deposit and mortgage servicing rights amortization expense was $223,000 and $211,000 for the first quarter of 2013 and 2012, respectively. The following sets forth estimated amortization expense for other intangible assets for the remainder of 2013 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2013	$646
2014	778
2015	696
2016	214
2017	31
Thereafter	64
Total	$2,429

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$500	$1	$-	$501
U. S. federal agency obligations	14,598	46	(24)	14,620
Municipal obligations, tax exempt	79,495	3,293	(61)	82,727
Municipal obligations, taxable	47,598	889	(99)	48,388
Mortgage-backed securities	77,135	926	(72)	77,989
Common stocks	602	405	-	1,007
Certificates of deposit	6,754	-	-	6,754
Total	$226,682	$5,560	$(256)	$231,986

	As of December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$8,804	$50	$(6)	$8,848
Municipal obligations, tax exempt	73,699	3,618	(31)	77,286
Municipal obligations, taxable	37,334	818	(10)	38,142
Mortgage-backed securities	81,113	889	(154)	81,848
Common stocks	602	301	(1)	902
Certificates of deposit	6,274	-	-	6,274
Total	$207,826	$5,676	$(202)	$213,300

Certain of the Company’s investment securities have unrealized losses, or are temporarily impaired. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which are temporarily impaired are shown below, along with the length of the impairment period.

		As of March 31, 2013
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	3	$3,727	$(24)	$-	$-	$3,727	$(24)
Municipal obligations, tax exempt	27	5,962	(46)	1,678	(15)	7,640	(61)
Municipal obligations, taxable	28	11,170	(95)	782	(4)	11,952	(99)
Mortgage-backed securities	15	14,620	(72)	-	-	14,620	(72)
Total	73	$35,479	$(237)	$2,460	$(19)	$37,939	$(256)

		As of December 31, 2012
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	2	$2,241	$(6)	$-	$-	$2,241	$(6)
Municipal obligations, tax exempt	16	4,669	(31)	-	-	4,669	(31)
Municipal obligations, taxable	8	2,948	(8)	209	(2)	3,157	(10)
Mortgage-backed securities	24	27,974	(154)	-	-	27,974	(154)
Common stocks	1	21	(1)	-	-	21	(1)
Total	51	$37,853	$(200)	$209	$(2)	$38,062	$(202)

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

Maturities of investment securities at March 31, 2013 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$16,168	$16,252
Due after one year but within five years	134,263	136,233
Due after five years but within ten years	63,453	65,716
Due after ten years	12,196	12,778
Common stocks	602	1,007
Total	$226,682	$231,986

The preceding table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale investment securities are as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2013	2012
Realized gains	$-	$227
Realized losses	-	-
Total	$-	$227

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock was $3.3 million and $3.4 million at March 31, 2013 and December 31, 2012, respectively. The carrying value of the FRB stock was $1.8 million at March 31, 2013 and December 31, 2012. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there is no available market value, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in other investment securities are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $113,000 at March 31, 2013 and December 31, 2012. The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following as of:

	March 31,	December 31,
(Dollars in thousands)	2013	2012

One-to-four family residential real estate	$91,380	$88,454
Construction and land	24,194	23,435
Commercial real estate	93,092	88,790
Commercial loans	59,040	64,570
Agriculture loans	31,776	31,935
Municipal loans	6,525	9,857
Consumer loans	12,681	13,417
Total gross loans	318,688	320,458
Net deferred loan costs and loans in process	215	37
Allowance for loan losses	(4,634)	(4,581)
Loans, net	$314,269	$315,914

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2013
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2012	$714	$1,214	$1,313	$707	$367	$107	$159	$4,581
Charge-offs	(23)	-	-	(199)	-	-	(47)	(269)
Recoveries	8	2	-	1	-	-	11	22
Net charge-offs	(15)	2	-	(198)	-	-	(36)	(247)
Provision for loan losses	(121)	(82)	295	106	140	(6)	(32)	300
Balance at March 31, 2013	578	1,134	1,608	615	507	101	91	4,634

Allowance for loan losses:
Individually evaluated for loss	28	332	-	49	-	65	-	474
Collectively evaluated for loss	550	802	1,608	566	507	36	91	4,160
Total	578	1,134	1,608	615	507	101	91	4,634

Loan balances:
Individually evaluated for loss	757	8,603	2,833	236	5	772	27	13,233
Collectively evaluated for loss	90,623	15,591	90,259	58,804	31,771	5,753	12,654	305,455
Total	$91,380	$24,194	$93,092	$59,040	$31,776	$6,525	$12,681	$318,688

	Three months ended March 31, 2012
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2011	560	928	1,791	745	433	130	120	4,707
Charge-offs	-	-	-	-	-	-	(44)	(44)
Recoveries	2	1	-	4	38	-	6	51
Net charge-offs	2	1	-	4	38	-	(38)	7
Provision for loan losses	129	133	106	(21)	(63)	5	11	300
Balance at March 31, 2012	691	1,062	1,897	728	408	135	93	5,014

Allowance for loan losses:
Individually evaluated for loss	66	10	-	34	-	65	18	193
Collectively evaluated for loss	625	1,052	1,897	694	408	70	75	4,821
Total	691	1,062	1,897	728	408	135	93	5,014

Loan balances:
Individually evaluated for loss	1,277	25	227	648	12	784	39	3,012
Collectively evaluated for loss	75,173	20,519	92,261	55,451	35,030	9,281	13,001	300,716
Total	$76,450	$20,544	$92,488	$56,099	$35,042	$10,065	$13,040	$303,728

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. There were no loans 90 days delinquent and accruing interest at March 31, 2013 or December 31, 2012. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2013
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$2,038	$-	$-	$2,038	$749	$2,787
Construction and land	40	-	-	40	3,859	3,899
Commercial real estate	568	-	-	568	2,833	3,401
Commercial loans	118	-	-	118	236	354
Agriculture loans	170	-	-	170	5	175
Municipal loans	-	-	-	-	131	131
Consumer loans	120	63	-	183	27	210
Total	$3,054	$63	$-	$3,117	$7,840	$10,957

Percent of gross loans	0.96%	0.02%	0.00%	0.98%	2.46%	3.44%

	As of December 31, 2012
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$282	$1,362	$-	$1,644	$731	$2,375
Construction and land	18	-	-	18	3,915	3,933
Commercial real estate	166	82	-	248	2,833	3,081
Commercial loans	62	17	-	79	1,475	1,554
Agriculture loans	-	-	-	-	5	5
Municipal loans	-	-	-	-	131	131
Consumer loans	142	65	-	207	18	225
Total	$670	$1,526	$-	$2,196	$9,108	$11,304

Percent of gross loans	0.21%	0.48%	0.00%	0.69%	2.84%	3.53%

The Company’s impaired loans decreased from $14.5 million at December 31, 2012 to $13.2 million at March 31, 2013. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2013 and December 31, 2012, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. The following tables present information on impaired loans:

(Dollars in thousands)
	As of March 31, 2013
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,047	$757	$563	$194	$28	$769	$-
Construction and land	10,337	8,603	6,301	2,302	332	8,656	60
Commercial real estate	2,833	2,833	2,833	-	-	2,833	-
Commercial loans	236	236	3	233	49	238	-
Agriculture loans	5	5	5	-	-	5	-
Municipal loans	772	772	641	131	65	772	5
Consumer loans	27	27	27	-	-	28	-
Total impaired loans	$15,257	$13,233	$10,373	$2,860	$474	$13,301	$65

	As of December 31, 2012
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,029	$739	$57	$682	$165	$767	$19
Construction and land	10,425	8,691	6,334	2,357	388	9,211	302
Commercial real estate	2,833	2,833	2,833	-	-	3,352	-
Commercial loans	1,475	1,475	395	1,080	268	1,621	3
Agriculture loans	5	5	5	-	-	8	-
Municipal loans	772	772	641	131	65	779	20
Consumer loans	18	18	3	15	15	20	-
Total impaired loans	$16,557	$14,533	$10,268	$4,265	$901	$15,758	$344

At March 31, 2013, the Company had seven loan relationships consisting of eleven outstanding loans that were classified as TDRs compared to eight relationships consisting of thirteen outstanding loans at December 31, 2012. During 2012, the Company classified a commercial loan relationship consisting of two commercial loans as a TDR after agreeing to extend the maturity of the loans while the borrower liquidated the business assets securing the loans. The loans were repaid in the first quarter of 2013 and resulted in a net charge-off of $6,000. The Company did not classify any loan restructurings as TDRs during the first quarter of 2013.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans as of March 31, 2013 that had been modified as TDRs and then subsequently defaulted. At March 31, 2013 and December 31, 2012, there was $13,000 and $15,000, respectively, of commitments to lend additional funds to a land loan classified as a TDR. As of March 31, 2013, the Company had $332,000 of allowance recorded against loans classified as TDRs compared to $521,000 recorded at December 31, 2012.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of March 31, 2013		As of December 31, 2012
	Number of loans	Loan balance	Number of loans	Loan balance

One-to-four family residential real estate	2	$474	2	$493
Construction and land	7	6,928	7	7,077
Commerical loans	-	-	2	196
Municipal loans	2	641	2	641
Total troubled debt restructurings	11	$8,043	13	$8,407

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $277.8 million and $263.5 million at March 31, 2013 and December 31, 2012, respectively. Gross service fee income related to such loans was $169,000 and $119,000 for the quarters ended March 31, 2013 and 2012, respectively, and is included in fees and service charges in the consolidated statements of earnings.

The Company had a mortgage repurchase reserve of $418,000 at March 31, 2013 and December 31, 2012, which represents the Company’s best estimate of probable losses that the Company has incurred related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment. The Company did not make any provisions or charge any losses against the reserve during the first three months of 2013. As of March 31, 2013, the Company did not have any outstanding mortgage repurchase requests.

5.	Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2013	2012
Net earnings	$1,440	$1,727

Weighted average common shares outstanding - basic (1)	2,922,719	2,921,967
Assumed exercise of stock options (1)	48,462	12,108
Weighted average common shares outstanding - diluted (1)	2,971,181	2,934,076
Net earnings per share (1):
Basic	$0.49	$0.59
Diluted	$0.48	$0.59

(1) Share and per share values for the period ended March 31, 2012 have been adjusted to give effect to the 5% stock dividend paid during December 2012.

The diluted earnings per share computations for the three months ended March 31, 2013 include all unexercised stock options, while the diluted earnings per share computations for the three months ended March 31, 2012 exclude unexercised stock options of 163,414, because their inclusion would have been anti-dilutive to earnings per share.

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

Fair value estimates of the Company’s financial instruments as of March 31, 2013 and December 31, 2012, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of March 31,		As of December 31,
	2013		2012
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$35,942	$35,942	$14,920	$14,920
Investment securities:
Available-for-sale	231,986	231,986	213,300	213,300
Other securities	5,229	5,229	5,238	5,238
Loans, net	314,269	317,453	315,914	317,335
Loans held for sale, net	5,313	5,331	7,163	7,179
Mortgage servicing rights	1,790	2,152	1,679	1,859
Derivative financial instruments	370	370	334	334
Accrued interest receivable	2,719	2,719	2,589	2,589

Financial liabilities:
Non-maturity deposits	$341,377	$341,377	$311,565	$311,565
Time deposits	166,235	167,046	170,935	171,961
FHLB borrowings	35,717	39,484	38,426	42,904
Other borrowings	22,795	20,474	21,541	19,273
Derivative financial instruments	51	51	28	28
Accrued interest payable	389	389	410	410

Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents is considered to approximate fair value.

The Company’s investment securities classified as available-for-sale include U.S. treasury securities, U.S. federal agency securities, municipal obligations, mortgage-backed securities, certificates of deposits and common stocks. Quoted exchange prices are available for the Company’s common stock investments, which are classified as Level 1. U.S. treasury securities are priced based on the active trading prices in U.S. treasury bills, bonds and notes and are classified as Level 1. U.S. federal agency securities and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace and are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. The Company’s investments in FDIC-insured, fixed-rate certificates of deposits are valued using a net present value model that discounts the future cash flows at the current market rates and are classified as Level 2.

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

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2013 or during the year ended December 31, 2012.

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

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2013
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$501	$501	$-	$-
U. S. federal agency obligations	14,620	-	14,620	-
Municipal obligations, tax exempt	82,727	-	82,727	-
Municipal obligations, taxable	48,388	-	48,388	-
Mortgage-backed securities	77,989	-	77,989	-
Common stocks	1,007	1,007	-	-
Certificates of deposit	6,754	-	6,754	-
Derivative financial instruments	370	-	370	-
Liabilities:
Derivative financial instruments	$51	$-	$51	$-

(Dollars in thousands)		As of December 31, 2012
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$8,848	$-	$8,848	$-
Municipal obligations, tax exempt	77,286	-	77,286	-
Municipal obligations, taxable	38,142	-	38,142	-
Mortgage-backed securities	81,848	-	81,848	-
Common stocks	902	902	-	-
Certificates of deposit	6,274	-	6,274	-
Derivative financial instruments	334	-	334	-
Liabilities:
Derivative financial instruments	$28	$-	$28	$-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $13.2 million at March 31, 2013 and $14.5 million at December 31, 2012, with allocated allowances of $474,000 and $901,000, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of March 31, 2013
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$12,759	$-	$-	$12,759	$13
Loans held for sale, net	5,331	-	5,331	-	-
Mortgage servicing rights	2,152	-	-	2,152	-
Real estate owned, net	$2,214	$-	$-	$2,214	$(33)

		As of December 31, 2012
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$13,632	$-	$-	$13,632	$(758)
Loans held for sale, net	7,179	-	7,179	-	-
Mortgage servicing rights	1,859	-	-	1,859	-
Real estate owned, net	$2,444	$-	$-	$2,444	$(175)

8.	Impact of Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective for annual and interim periods beginning January 1, 2013. Adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

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

Our business consists of ownership of Landmark National Bank, with its main office in Manhattan, Kansas and twenty one branch offices across the state of Kansas as of March 31, 2013.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, valuation of real estate owned, valuation of investment securities and accounting for income taxes, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Summary of Results. During the first quarter of 2013, we recorded net earnings of $1.4 million as compared to net earnings of $1.7 million in the same period of 2012. The decrease in net earnings during the first quarter of 2013 was primarily due to a decrease of $174,000 in gains on sales of loans, as compared to the prior year period, and the first quarter of 2012 including $164,000 of net investment securities gains for which no comparable gains existed in the 2013 period. In addition, our net interest income was $110,000 lower and our non-interest expenses were $152,000 higher in the first quarter of 2013, as compared to the first quarter of 2012.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2013	2012
Net earnings:
Net earnings	$1,440	$1,727
Basic earnings per share (1)	$0.49	$0.59
Diluted earnings per share (1)	$0.48	$0.59
Earnings ratios:
Return on average assets (2)	0.92%	1.15%
Return on average equity (2)	9.18%	11.62%
Equity to total assets	9.86%	9.70%
Net interest margin (2) (3)	3.38%	3.63%
Dividend payout ratio	39.58%	30.65%

(1) Per share values for the periods ended March 31, 2012 have been adjusted to give effect to the 5% stock dividend paid during December 2012.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income for the quarter ended March 31, 2013 decreased $354,000 to $5.2 million, a decrease of 6.4% as compared to the same period of 2012. Interest income on loans decreased $280,000, or 6.6%, to $4.0 million for the quarter ended March 31, 2013, due to lower tax equivalent yields earned on loans. Our average tax equivalent yield on loans decreased to 5.04% in the first quarter of 2013 from 5.48% in the same period of 2012. Partially offsetting the lower tax equivalent yields was an increase in our average loan balances, which increased to $321.7 million from $314.6 million over the same periods. Interest income on investment securities decreased $74,000, or 5.7%, to $1.2 million for the first quarter of 2013, as compared to the same period of 2012. The decrease in interest income on investment securities was due to a decline in the tax equivalent yield on our investment portfolio from 3.10% during the first quarter of 2013 to 2.76% during the first quarter of 2012. The yield on our investment securities declined as the current interest rate environment resulted in the purchase of lower yielding investment securities with funds from the maturities, prepayments and sales of higher yielding investment securities. Partially offsetting the effects of the lower yields was higher average balances of investment securities, which increased from $205.4 million during the first quarter of 2012 to $220.2 million during the first quarter of 2013, resulting in part from our purchases of additional investment securities with excess liquidity and in part from our acquisition of The Wellsville Bank.

Interest Expense. Interest expense during the quarter ended March 31, 2013 decreased $244,000, or 23.5%, to $795,000 as compared to the same period of 2012. For the first quarter of 2013, interest expense on interest-bearing deposits decreased $206,000, or 34.8%, to $386,000 as a result of lower rates paid on our certificates of deposit, money market, NOW and savings accounts. Our total cost of deposits declined from 0.59% during the first quarter of 2012 to 0.37% during the same period of 2013 as we were able to reprice our deposits lower in the current low rate environment. Our average interest-bearing deposit balances increased from $402.5 million for the first quarter of 2012 to $424.1 million for the first quarter of 2013 due both to organic growth and our acquisition of The Wellsville Bank. For the first quarter of 2013, interest expense on borrowings decreased $38,000, or 8.5%, to $409,000 due to lower outstanding balances and a lower average rate on our borrowings. Our average outstanding borrowings declined from $61.7 million in the first quarter of 2012 to $57.8 million in the same period of 2013 and our average cost of borrowings decreased from 2.91% in the first quarter of 2012 to 2.87% in the same period of 2013.

Net Interest Income. Net interest income decreased $110,000, or 2.4%, for the first quarter of 2013 to $4.4 million compared to the same period of 2012. The lower net interest income resulted from a decline in our net interest margin, on a tax equivalent basis, to 3.38% during the first quarter of 2013 compared to 3.63% during the same period of 2012. Net interest margin declined as deposit growth outpaced loan demand, resulting in higher levels of investment securities and cash and cash equivalents, which typically earn lower yields than loans. Generally lower asset yields were partially offset by an increase in average interest-earning assets from $534.6 million during the first quarter of 2012 to $565.3 million during the same period of 2013. Average interest-earning asset balances increased primarily as a result of the acquisition of The Wellsville Bank.

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

We recorded $300,000 of provision for loan losses during the first quarters of both 2013 and 2012. We recorded net loan charge-offs of $247,000 during the first quarter of 2013 compared to net loan recoveries of $7,000 during the same period of 2012. The increase in charge-offs in the first quarter of 2013 was principally associated with liquidating the assets securing a previously identified and impaired $1.1 million commercial loan relationship, which was fully reserved as of December 31, 2012.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income decreased $38,000, or 1.4%, to $2.6 million in the first quarter of 2013 compared to the same period of 2012. The decrease in non-interest income was primarily the result of a $174,000 decrease in our gains on sales of loans, as the volume of loans sold in the secondary market was lower in the first quarter of 2013 compared to a year earlier. An increase in mortgage rates may further reduce our gains on sales of loans in future periods as the origination volumes associated with refinancing slows. Partially offsetting the decline in gains on sales of loans, was a $134,000 increase in our fees and service charges as a result of additional fees and service charges received on our deposit accounts and fee income on servicing one-to-four family residential real estate loans for others.

Investment Securities Gains, Net. During the first quarter of 2012, we recognized $227,000 in gains on sales of investment securities as a result of selling approximately $5.5 million of mortgage-backed investment securities. Partially offsetting the gains on sales of investment securities was a credit-related, other-than-temporary impairment loss of $63,000 recognized during the first quarter of 2012 on one of our investments in a pooled trust preferred security. We sold our portfolio of pooled trust preferred investment securities during the fourth quarter of 2012. No such gains or losses were realized during the first quarter of 2013.

Non-interest Expense. Non-interest expense increased $152,000, or 3.2%, to $4.9 million for the first quarter of 2013 compared to a year earlier. The increase in non-interest expense was primarily the result of increases of $67,000 in compensation and benefits, $67,000 in other non-interest expense, $30,000 in foreclosure and real estate owned expense, $22,000 in data processing and $16,000 in federal deposit insurance premiums. These expenses primarily increased in the first quarter of 2013 as the period fully reflected the ongoing operating costs relating to the acquisition of The Wellsville Bank. Partially offsetting those increases was a decline of $48,000 in professional fees as the first quarter of 2012 included expenses associated with the acquisition of The Wellsville Bank.

Income Tax Expense. During the first quarter of 2013, we recorded income tax expense of $395,000, compared to $572,000 during the same period of 2012. Our effective tax rate decreased from 24.9% in the first quarter of 2012 to 21.5% in the first quarter of 2013 as a result of lower earnings before income taxes, while tax-exempt income remained stable between the periods.

Financial Condition. Our asset quality and performance have been affected by the general economic conditions in the United States, including difficult credit markets, depressed residential and commercial real estate values, generally depressed consumer confidence, heightened unemployment and decreased consumer spending. Even though the geographic markets in which the Company operates have been impacted by these economic conditions in recent years, the effect has not been as severe as those experienced in some areas of the United States. In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Despite a few lingering problem loans that management is working to resolve, our asset quality has generally improved over the past few years. Outside of identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities. Total assets increased to $650.6 million at March 31, 2013, compared to $614.1 million at December 31, 2012. Net loans, excluding loans held for sale, decreased to $314.3 million at March 31, 2013 from $315.9 million at December 31, 2012. The $1.6 million decrease in loans was primarily the result of lower balances in our commercial, agriculture, municipal and consumer loans. The decline in these loan balances is the result of multiple factors, including reduced loan demand from our customers, seasonal factors and early payoffs. Partially offsetting those decreases were higher outstanding balances of one-to-four family residential real estate, commercial real estate and construction and land loans. Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market. These loans are typically sold soon after the loan closing. We also retain some of our newly originated one-to-four family residential real estate loans that meet internal criteria as well as secondary market qualifications. We typically only retain loans with maturities of 15 years or less. While we do not intend to continue to increase our one-to-four family residential real estate loan portfolio, we are currently slowing the normal runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations will still be sold. We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2013, our allowance for loan losses totaled $4.6 million, or 1.45% of gross loans outstanding, as compared to $4.6 million, or 1.43% of gross loans outstanding, at December 31, 2012.

Loans past due 30-89 days and still accruing interest totaled $3.1 million, or 0.98% of gross loans at March 31, 2013 compared to $2.2 million, or 0.69% of gross loans, at December 31, 2012. At March 31, 2013, $7.8 million in loans were on non-accrual status, or 2.46% of gross loans, compared to a balance of $9.1 million, or 2.84% of gross loans, at December 31, 2012. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. The decrease in non-accrual loans was principally associated with the pay down of a portion of a $1.1 million commercial loan that was placed on non-accrual status during the fourth quarter of 2012 funded through the liquidation of the borrower’s assets in the first quarter of 2013. The remaining loan balance of $192,000 was charged off during the first quarter of 2013. There were no loans 90 days delinquent and still accruing interest at March 31, 2013 or December 31, 2012. Our impaired loans totaled $13.2 million at March 31, 2013 compared to $14.5 million at December 31, 2012. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2013 was related to troubled debt restructurings that are current but still classified as impaired. We recorded net loan charge-offs of $247,000 during the first quarter of 2013 compared to net loan recoveries of $7,000 during the same period of 2012.

At March 31, 2013, we had seven loan relationships consisting of eleven outstanding loans that were classified as TDRs compared to eight relationships consisting of thirteen outstanding loans at December 31, 2012. During 2012, a commercial loan relationship consisting of two commercial loans was classified as a TDR after we agreed to extend the maturity of the loans while the borrower liquidated the business assets securing the loans. The loans were repaid in the first quarter of 2013 and resulted in a net charge-off of $6,000. We did not classify any loan restructurings as TDRs during the first quarter of 2013.

As part of our credit risk management, we continue to aggressively manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are aggressively working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2013, we had $2.2 million of real estate owned as compared to $2.4 million at December 31, 2012. Real estate owned primarily consists of a residential subdivision development we took possession of after the development slowed and the borrower was unable to comply with the contractual terms of the loan, a commercial real estate building resulting from a loan settlement, land previously acquired by Landmark National Bank for expansion and a few residential real estate properties. The Company is currently marketing all of the properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. While we believe that our allowance for loan losses at March 31, 2013 and December 31, 2012 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Further deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a $25.1 million increase in total deposits during the first quarter of 2013, to $507.6 million at March 31, 2013, from $482.5 million at December 31, 2012. The growth occurred in our non-interest-bearing demand, money market and NOW and savings accounts, while our time deposit balances declined. Total borrowings decreased $1.5 million to $58.5 million at March 31, 2013, from $60.0 million at December 31, 2012. The decrease was the result of a decrease in borrowings on our FHLB line of credit.

Non-interest-bearing deposits at March 31, 2013 were $80.5 million, or 15.9% of deposits, compared to $75.9 million, or 15.7%, at December 31, 2012. Money market and NOW deposit accounts were 41.6% of our deposit portfolio and totaled $211.3 million at March 31, 2013, compared to $190.3 million, or 39.5%, at December 31, 2012. Savings accounts increased to $49.6 million, or 9.8% of deposits, at March 31, 2013, from $45.4 million, or 9.4%, at December 31, 2012. Certificates of deposit decreased to $166.2 million, or 32.7% of deposits, at March 31, 2013, from $170.9 million, or 35.4%, at December 31, 2012.

Certificates of deposit at March 31, 2013, which are scheduled to mature in one year or less, totaled $109.4 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows. During the three months ended March 31, 2013, our cash and cash equivalents increased by $21.0 million. Our operating activities provided net cash of $15.6 million during the first three months of 2013. Our investing activities used net cash of $17.7 million during the first quarter of 2013 as we purchased investment securities with our excess liquidity. Financing activities provided net cash of $23.1 million during the first three months of 2013, mostly as a result of increased deposits, which were primarily used to purchase investment securities and reduce our borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $267.9 million at March 31, 2013 and $228.2 million at December 31, 2012. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2013, we had outstanding FHLB advances of $35.7 million and no borrowings against our line of credit with the FHLB. At March 31, 2013, we had collateral pledged to the FHLB that would allow us to borrow an additional $12.7 million, subject to FHLB credit requirements and policies. At March 31, 2013, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $15.7 million. We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $109.2 million under which we had no outstanding borrowings at March 31, 2013. We had other borrowings of $22.8 million at March 31, 2013, which included $16.5 million of subordinated debentures and $6.3 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 5, 2013, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.00%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2013. There was no outstanding balance on the line of credit at March 31, 2013.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.7 million at March 31, 2013.

At March 31, 2013, we had outstanding loan commitments, excluding standby letters of credit, of $62.7 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.” As of March 31, 2013 and December 31, 2012, both the Company and Landmark National Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of March 31, 2013, the Company and Landmark National Bank met all capital adequacy requirements to which we are subject.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2013 and December 31, 2012:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Leverage	$63,156	10.20%	$24,769	4.00%	$30,961	5.00%
Tier 1 Capital	$63,156	16.69%	$15,132	4.00%	$22,698	6.00%
Total Risk Based Capital	$68,359	18.07%	$30,263	8.00%	$37,829	10.00%

As of December 31, 2012
Leverage	$61,839	10.09%	$24,504	4.00%	$30,631	5.00%
Tier 1 Capital	$61,839	16.39%	$15,092	4.00%	$22,638	6.00%
Total Risk Based Capital	$67,273	17.83%	$30,184	8.00%	$37,731	10.00%

The following is a comparison of Landmark National Bank’s regulatory capital to minimum capital requirements at March 31, 2013 and December 31, 2012:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Leverage	$62,092	10.06%	$24,697	4.00%	$30,872	5.00%
Tier 1 Capital	$62,092	16.47%	$15,076	4.00%	$22,613	6.00%
Total Risk Based Capital	$66,804	17.73%	$30,151	8.00%	$37,689	10.00%

As of December 31, 2012
Leverage	$60,463	9.90%	$24,433	4.00%	$30,541	5.00%
Tier 1 Capital	$60,463	16.09%	$15,029	4.00%	$22,543	6.00%
Total Risk Based Capital	$65,124	17.33%	$30,057	8.00%	$37,571	10.00%

Dividends. During the quarter ended March 31, 2013, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2013. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2013, approximately $3.8 million was available to be paid as dividends to the Company by Landmark National Bank without prior regulatory approval.

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

Average Assets/Liabilities. The following tables reflects the tax equivalent yields earned on average interest-earning assets and costs of average interest-bearing liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	March 31, 2013			March 31, 2012
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$23,418	$10	0.17%	$14,589	$2	0.06%
Investment securities (1)	220,248	1,499	2.76%	205,435	1,583	3.10%
Loans receivable, net (2)	321,668	4,000	5.04%	314,578	4,285	5.48%
Total interest-earning assets	565,334	5,509	3.95%	534,602	5,870	4.42%
Non-interest-earning assets	67,220			67,175
Total	$632,554			$601,777

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$207,439	$47	0.09%	$187,428	$88	0.19%
Savings accounts	47,671	4	0.03%	39,098	10	0.10%
Certificates of deposit	168,975	335	0.80%	175,986	494	1.13%
Total deposits	424,085	386	0.37%	402,512	592	0.59%
FHLB advances and other borrowings	57,840	409	2.87%	61,722	447	2.91%
Total interest-bearing liabilities	481,925	795	0.67%	464,234	1,039	0.90%
Non-interest-bearing liabilities	87,006			77,768
Stockholders' equity	63,623			59,775
Total	$632,554			$601,777

Interest rate spread (3)			3.28%			3.52%
Net interest margin (4)		$4,714	3.38%		$4,831	3.63%
Tax equivalent interest - imputed		332			339
Net interest income		$4,382			$4,492

Ratio of average interest-earning assets to average interest-bearing liabilities			117.3%			115.2%

(1)	Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2013 vs 2012
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$2	$6	$8
Investment securities	160	(243)	(83)
Loans	111	(397)	(286)
Total	273	(634)	(361)
Interest expense:
Deposits	35	(241)	(206)
Other borrowings	(31)	(7)	(38)
Total	4	(248)	(244)
Net interest income	$269	$(386)	$(117)

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

Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2013, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$1,151	6.6%
100 basis point rising	$607	3.5%
100 basis point falling	$(998)	(5.7)%
200 basis point falling	NM	NM

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Earnings for the three months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013 and March 31, 2012; and (vi) Notes to Consolidated Financial Statements*

* As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 10, 2013	/s/ Patrick L. Alexander
Patrick L. Alexander
President and Chief Executive Officer

Date: May 10, 2013	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

