Form 10-Q
period 2013-06-30
LANDMARK BANCORP INC
filed 2013-08-08
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of August 7, 2013, the issuer had outstanding 2,935,833 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

Table of Contents

		Page Number

PART I

Item 1.	Financial Statements	2 – 21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22 – 32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32 – 33
Item 4.	Controls and Procedures	34

PART II

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Form 10-Q Signature Page		36

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$10,209	$14,920
Investment securities:
Available-for-sale, at fair value	238,476	213,300
Other securities	5,243	5,238
Loans, net	321,302	315,914
Loans held for sale, net	8,000	7,163
Premises and equipment, net	14,635	14,967
Bank owned life insurance	17,032	16,701
Goodwill	13,075	13,075
Other intangible assets, net	2,694	2,394
Real estate owned	2,321	2,444
Accrued interest and other assets	8,899	7,951
Total assets	$641,886	$614,067

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$80,935	$75,891
Money market and NOW	208,083	190,309
Savings	49,912	45,365
Time, $100,000 and greater	56,081	59,035
Time, other	105,203	111,900
Total deposits	500,214	482,500

Federal Home Loan Bank borrowings	45,808	38,426
Other borrowings	23,032	21,541
Accrued interest, taxes, and other liabilities	10,423	8,267
Total liabilities	579,477	550,734

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 2,935,833 and 2,922,275 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	29	29
Additional paid-in capital	32,499	32,223
Retained earnings	29,362	27,623
Accumulated other comprehensive income	519	3,458
Total stockholders’ equity	62,409	63,333
Total liabilities and stockholders’ equity	$641,886	$614,067

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans:
Taxable	$3,935	$4,204	$7,810	$8,347
Tax-exempt	57	96	140	191
Investment securities:
Taxable	621	822	1,256	1,524
Tax-exempt	591	607	1,175	1,198
Total interest income	5,204	5,729	10,381	11,260
Interest expense:
Deposits	346	575	732	1,167
Borrowings	412	440	821	887
Total interest expense	758	1,015	1,553	2,054
Net interest income	4,446	4,714	8,828	9,206
Provision for loan losses	300	300	600	600
Net interest income after provision for loan losses	4,146	4,414	8,228	8,606
Non-interest income:
Fees and service charges	1,405	1,317	2,713	2,491
Gains on sales of loans, net	879	1,425	1,909	2,629
Bank owned life insurance	137	139	290	290
Other	122	147	265	290
Total non-interest income	2,543	3,028	5,177	5,700
Investment securities:
Net impairment losses	-	-	-	(63)
Gains on sales of investment securities	-	132	-	359
Investment securities gains, net	-	132	-	296
Non-interest expense:
Compensation and benefits	2,453	2,422	4,906	4,808
Occupancy and equipment	733	781	1,435	1,483
Professional fees	257	294	482	567
Amortization of intangibles	17	215	240	426
Data processing	245	223	462	418
Advertising	107	121	214	242
Federal deposit insurance premiums	123	90	231	182
Foreclosure and real estate owned expense	18	18	59	29
Other	910	966	1,715	1,704
Total non-interest expense	4,863	5,130	9,744	9,859
Earnings before income taxes	1,826	2,444	3,661	4,743
Income tax expense	417	626	812	1,198
Net earnings	$1,409	$1,818	$2,849	$3,545
Earnings per share:
Basic (1)	$0.48	$0.62	$0.97	$1.21
Diluted (1)	$0.47	$0.62	$0.96	$1.21
Dividends per share (1)	$0.19	$0.18	$0.38	$0.36

(1) Per share amounts for the periods ended June 30, 2012 have been adjusted to give effect to the 5% stock dividend paid during December 2012.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2013	2012	2013	2012

Net earnings	$1,409	$1,818	$2,849	$3,545
Unrealized holding gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	-	57	-	94
Net unrealized holding (losses) gains on all other available-for-sale securities	(4,501)	159	(4,671)	(128)
Less reclassification adjustment for net gains included in earnings	-	(132)	-	(296)
Net unrealized (losses) gains	(4,501)	84	(4,671)	(330)
Income tax (benefit) expense	(1,667)	31	(1,732)	(124)
Total comprehensive (loss) income	$(1,425)	$1,871	$(90)	$3,339

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$2,849	$3,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	600	600
Provision for valuation allowance on real estate owned	26	-
Amortization of investment security premiums, net	760	590
Amortization of intangibles	240	426
Depreciation	464	478
Bank owned life insurance	(290)	(290)
Stock-based compensation	29	51
Deferred income taxes	(199)	(110)
Gains on investment securities, net	-	(296)
Gain on sales of real estate owned, net	(10)	(25)
Gains on sales of loans, net	(1,909)	(2,629)
Proceeds from sales of loans held for sale	87,421	104,665
Origination of loans held for sale	(86,349)	(98,175)
Changes in assets and liabilities:
Accrued interest and other assets	360	(1,387)
Accrued expenses, taxes, and other liabilities	2,091	(708)
Net cash provided by operating activities	6,083	6,735
Cash flows from investing activities:
Net (increase) decrease in loans	(6,052)	20,392
Maturities and prepayments of investment securities	20,809	20,766
Purchases of investment securities	(51,419)	(71,894)
Proceeds from sales of investment securities	-	9,855
Net cash received in bank acquisition	-	3,965
Proceeds from sales of real estate owned	252	345
Purchases of premises and equipment, net	(132)	(669)
Net cash used in investing activities	(36,542)	(17,240)
Cash flows from financing activities:
Net increase in deposits	17,738	44,755
Federal Home Loan Bank advance borrowings	24,100	42,322
Federal Home Loan Bank advance repayments	(16,718)	(55,740)
Proceeds from other borrowings	1,491	1,340
Repayments on other borrowings	-	(7,135)
Proceeds from issuance of common stock under stock option plans	218	5
Excess tax benefit related to stock option plans	29	1
Payment of dividends	(1,110)	(1,058)
Net cash provided by financing activities	25,748	24,490
Net (decrease) increase in cash and cash equivalents	(4,711)	13,985
Cash and cash equivalents at beginning of period	14,920	17,501
Cash and cash equivalents at end of period	$10,209	$31,486

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$175	$1,455
Cash paid for interest	1,601	2,092

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	145	19

Bank acquisition:
Fair value of liabilities assumed	-	35,061
Fair value of assets acquired	-	31,096

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance at December 31, 2011	$28	$29,313	$26,200	$3,579	$59,120
Net earnings	-	-	3,545	-	3,545
Comprehensive loss	-	-	-	(206)	(206)
Dividends paid ($0.36 per share)	-	-	(1,058)	-	(1,058)
Stock-based compensation	-	51	-	-	51
Exercise of stock options, 361 shares, including excess tax benefit of $1	-	6	-	-	6
Balance at June 30, 2012	$28	$29,370	$28,687	$3,373	$61,458

Balance at December 31, 2012	$29	$32,223	$27,623	$3,458	$63,333
Net earnings	-	-	2,849	-	2,849
Comprehensive loss	-	-	-	(2,939)	(2,939)
Dividends paid ($0.38 per share)	-	-	(1,110)	-	(1,110)
Stock-based compensation	-	29	-	-	29
Exercise of stock options, 13,558 shares, including excess tax benefit of $29	-	247	-	-	247
Balance at June 30, 2013	$29	$32,499	$29,362	$519	$62,409

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2012, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended June 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013. The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2012 concluded that its goodwill was not impaired; however, the Company can make no assurances that future impairment tests will not result in goodwill impairments. The Company concluded there were no triggering events during the first six months of 2013 that required an interim goodwill impairment test.

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

(Dollars in thousands)	As of June 30, 2013
	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Core deposit intangible assets	$4,973	$(4,405)	$-	$568
Mortgage servicing rights	3,423	(1,297)	-	2,126
Total other intangible assets	$8,396	$(5,702)	$-	$2,694

(Dollars in thousands)	As of December 31, 2012
	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Core deposit intangible assets	$4,973	$(4,258)	$-	$715
Mortgage servicing rights	3,038	(1,147)	(212)	1,679
Total other intangible assets	$8,011	$(5,405)	$(212)	$2,394

During 2012, the Company recorded a $212,000 valuation allowance against its mortgage servicing rights. During the second quarter of 2013, a rise in mortgage rates increased the estimated fair value of these assets as it became less likely some of the loans the Company services will be refinanced. Based on the increase in estimated fair value, the Company reversed its valuation allowance as of June 30, 2013.

Aggregate core deposit and mortgage servicing rights amortization expense, net of the reversal in 2013 of the valuation allowance, was $17,000 and $215,000 for the second quarter of 2013 and 2012, respectively. Aggregate core deposit and mortgage servicing rights amortization expense was $240,000 and $426,000 for the first six months of 2013 and 2012, respectively. The following sets forth estimated amortization expense for other intangible assets for the remainder of 2013 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2013	$744
2014	801
2015	718
2016	335
2017	32
Thereafter	64
Total	$2,694

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of June 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$500	$-	$(2)	$498
U. S. federal agency obligations	19,787	23	(498)	19,312
Municipal obligations, tax exempt	84,528	2,145	(700)	85,973
Municipal obligations, taxable	51,939	386	(719)	51,606
Mortgage-backed securities	73,574	416	(668)	73,322
Common stocks	602	420	-	1,022
Certificates of deposit	6,743	-	-	6,743
Total	$237,673	$3,390	$(2,587)	$238,476

	As of December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$8,804	$50	$(6)	$8,848
Municipal obligations, tax exempt	73,699	3,618	(31)	77,286
Municipal obligations, taxable	37,334	818	(10)	38,142
Mortgage-backed securities	81,113	889	(154)	81,848
Common stocks	602	301	(1)	902
Certificates of deposit	6,274	-	-	6,274
Total	$207,826	$5,676	$(202)	$213,300

Certain of the Company’s investment securities have unrealized losses, or are temporarily impaired. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which are temporarily impaired are shown below, along with the length of the impairment period.

		As of June 30, 2013
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. treasury securities	1	$498	$(2)	$-	$-	$498	$(2)
U. S. federal agency obligations	13	16,350	(498)	-	-	16,350	(498)
Municipal obligations, tax exempt	91	24,908	(668)	1,775	(32)	26,683	(700)
Municipal obligations, taxable	72	29,094	(711)	774	(8)	29,868	(719)
Mortgage-backed securities	40	39,713	(620)	1,778	(48)	41,491	(668)
Total	217	$110,563	$(2,499)	$4,327	$(88)	$114,890	$(2,587)

		As of December 31, 2012
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	2	$2,241	$(6)	$-	$-	$2,241	$(6)
Municipal obligations, tax exempt	16	4,669	(31)	-	-	4,669	(31)
Municipal obligations, taxable	8	2,948	(8)	209	(2)	3,157	(10)
Mortgage-backed securities	24	27,974	(154)	-	-	27,974	(154)
Common stocks	1	21	(1)	-	-	21	(1)
Total	51	$37,853	$(200)	$209	$(2)	$38,062	$(202)

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

The Company’s U.S. treasury securities portfolio consists of securities issued by the U.S. Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the U.S. government, such that the Company believes that its U.S. treasury securities do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the U.S. treasury securities identified in the tables above are temporarily impaired.

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

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and/or the financial condition of some of the issuers of these securities deteriorate and/or if the liquidity in markets for these securities declines. As a result, there is a risk that additional other-than-temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated financial statements. The fair value of the Company’s investment securities may continue to decline from further increases in market interest rates, as the market prices of these investments generally move inversely to market interest rates.

Maturities of investment securities at June 30, 2013 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$14,299	$14,373
Due after one year but within five years	136,758	136,926
Due after five years but within ten years	74,429	74,483
Due after ten years	11,585	11,672
Common stocks	602	1,022
Total	$237,673	$238,476

The preceding table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale investment securities are as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Realized gains	$-	$132	$-	$359
Realized losses	-	-	-	-
Total	$-	$132	$-	$359

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock was $3.4 million at June 30, 2013 and December 31, 2012. The carrying value of the FRB stock was $1.8 million at June 30, 2013 and December 31, 2012. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there is no available market value, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in other investment securities are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $113,000 at June 30, 2013 and December 31, 2012. The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following as of:

	June 30,	December 31,
(Dollars in thousands)	2013	2012

One-to-four family residential real estate	$92,869	$88,454
Construction and land	23,043	23,435
Commercial real estate	96,142	88,790
Commercial loans	62,302	64,570
Agriculture loans	32,602	31,935
Municipal loans	6,293	9,857
Consumer loans	12,765	13,417
Total gross loans	326,016	320,458
Net deferred loan costs and loans in process	191	37
Allowance for loan losses	(4,905)	(4,581)
Loans, net	$321,302	$315,914

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three and six months ended June 30, 2013
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at March 31, 2013	$578	$1,134	$1,608	$615	$507	$101	$91	$4,634
Charge-offs	(20)	(53)	-	(1)	-	-	(55)	(129)
Recoveries	-	80	-	16	-	-	4	100
Net charge-offs	(20)	27	-	15	-	-	(51)	(29)
Provision for loan losses	19	95	271	(47)	(153)	(4)	119	300
Balance at June 30, 2013	577	1,256	1,879	583	354	97	159	4,905

Balance at December 31, 2012	$714	$1,214	$1,313	$707	$367	$107	$159	$4,581
Charge-offs	(43)	(53)	-	(200)	-	-	(102)	(398)
Recoveries	8	82	-	17	-	-	15	122
Net charge-offs	(35)	29	-	(183)	-	-	(87)	(276)
Provision for loan losses	(102)	13	566	59	(13)	(10)	87	600
Balance at June 30, 2013	577	1,256	1,879	583	354	97	159	4,905

Allowance for loan losses:
Individually evaluated for loss	32	281	8	44	-	65	-	430
Collectively evaluated for loss	545	975	1,871	539	354	32	159	4,475
Total	577	1,256	1,879	583	354	97	159	4,905

Loan balances:
Individually evaluated for loss	750	8,377	3,106	261	-	772	7	13,273
Collectively evaluated for loss	92,119	14,666	93,036	62,041	32,602	5,521	12,758	312,743
Total	$92,869	$23,043	$96,142	$62,302	$32,602	$6,293	$12,765	$326,016

	Three and six months ended June 30, 2012
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at March 31, 2012	$691	$1,062	$1,897	$728	$408	$135	$93	$5,014
Charge-offs	(15)	-	-	(10)	-	-	(33)	(58)
Recoveries	3	2	-	1	-	-	10	16
Net charge-offs	(12)	2	-	(9)	-	-	(23)	(42)
Provision for loan losses	29	722	(412)	(67)	(6)	(23)	57	300
Balance at June 30, 2012	708	1,786	1,485	652	402	112	127	5,272

Balance at December 31, 2011	560	928	1,791	745	433	130	120	4,707
Charge-offs	(15)	-	-	(10)	-	-	(77)	(102)
Recoveries	5	3	-	5	38	-	16	67
Net charge-offs	(10)	3	-	(5)	38	-	(61)	(35)
Provision for loan losses	158	855	(306)	(88)	(69)	(18)	68	600
Balance at June 30, 2012	708	1,786	1,485	652	402	112	127	5,272

Allowance for loan losses:
Individually evaluated for loss	45	10	-	27	-	65	18	165
Collectively evaluated for loss	663	1,776	1,485	625	402	47	109	5,107
Total	708	1,786	1,485	652	402	112	127	5,272

Loan balances:
Individually evaluated for loss	833	25	-	281	5	784	35	1,963
Collectively evaluated for loss	81,760	22,856	88,020	55,786	35,219	9,475	14,124	307,240
Total	$82,593	$22,881	$88,020	$56,067	$35,224	$10,259	$14,159	$309,203

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. There were no loans 90 days delinquent and accruing interest at June 30, 2013 or December 31, 2012. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of June 30, 2013
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$462	$1,096	$-	$1,558	$742	$2,300
Construction and land	-	-	-	-	2,171	2,171
Commercial real estate	-	277	-	277	2,828	3,105
Commercial loans	53	53	-	106	261	367
Agriculture loans	8	-	-	8	-	8
Municipal loans	-	-	-	-	131	131
Consumer loans	109	69	-	178	7	185
Total	$632	$1,495	$-	$2,127	$6,140	$8,267

Percent of gross loans	0.19%	0.46%	0.00%	0.65%	1.88%	2.54%

(Dollars in thousands)	As of December 31, 2012
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$282	$1,362	$-	$1,644	$731	$2,375
Construction and land	18	-	-	18	3,915	3,933
Commercial real estate	166	82	-	248	2,833	3,081
Commercial loans	62	17	-	79	1,475	1,554
Agriculture loans	-	-	-	-	5	5
Municipal loans	-	-	-	-	131	131
Consumer loans	142	65	-	207	18	225
Total	$670	$1,526	$-	$2,196	$9,108	$11,304

Percent of gross loans	0.21%	0.48%	0.00%	0.69%	2.84%	3.53%

The Company’s impaired loans decreased from $14.5 million at December 31, 2012 to $13.3 million at June 30, 2013. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2013 and December 31, 2012, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. The following tables present information on impaired loans:

(Dollars in thousands)	As of June 30, 2013
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,040	$750	$603	$147	$32	$772	$-
Construction and land	10,111	8,377	6,244	2,133	281	8,225	122
Commercial real estate	3,106	3,106	3,041	65	8	3,179	9
Commercial loans	261	261	33	228	44	265	-
Agriculture loans	-	-	-	-	-	-	-
Municipal loans	772	772	641	131	65	772	10
Consumer loans	7	7	7	-	-	7	-
Total impaired loans	$15,297	$13,273	$10,569	$2,704	$430	$13,220	$141

(Dollars in thousands)	As of December 31, 2012
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,029	$739	$57	$682	$165	$767	$19
Construction and land	10,425	8,691	6,334	2,357	388	9,211	302
Commercial real estate	2,833	2,833	2,833	-	-	3,352	-
Commercial loans	1,475	1,475	395	1,080	268	1,621	3
Agriculture loans	5	5	5	-	-	8	-
Municipal loans	772	772	641	131	65	779	20
Consumer loans	18	18	3	15	15	20	-
Total impaired loans	$16,557	$14,533	$10,268	$4,265	$901	$15,758	$344

At June 30, 2013, the Company had eight loan relationships consisting of twelve outstanding loans that were classified as TDRs compared to eight relationships consisting of thirteen outstanding loans at December 31, 2012. During the first six months of 2013, the Company classified a $278,000 commercial real estate loan as a TDR after modifying the loan payments to interest only in order to allow the borrower additional time to liquidate the properties securing the loan. Since the loan was adequately secured, no impairment was recorded against the principal as of June 30, 2013. During 2012, the Company classified a commercial loan relationship consisting of two commercial loans as a TDR after agreeing to extend the maturity of the loans while the borrower liquidated the business assets securing the loans. The loans were repaid in the first quarter of 2013 and resulted in a net charge-off of $6,000.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans as of June 30, 2013 that had been modified as TDRs and then subsequently defaulted. At June 30, 2013 and December 31, 2012, there was $13,000 and $15,000, respectively, of commitments to lend additional funds to a land loan classified as a TDR. As of June 30, 2013, the Company had $281,000 of allowance recorded against loans classified as TDRs compared to $521,000 recorded at December 31, 2012.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of June 30, 2013		As of December 31, 2012
	Number of loans	Loan balance	Number of loans	Loan balance

One-to-four family residential real estate	2	$460	2	$493
Construction and land	7	6,839	7	7,077
Commercial real estate	1	278	-	-
Commerical loans	-	-	2	196
Municipal loans	2	641	2	641
Total troubled debt restructurings	12	$8,218	13	$8,407

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $295.5 million and $263.5 million at June 30, 2013 and December 31, 2012, respectively. Gross service fee income related to such loans was $178,000 and $131,000 for the quarters ended June 30, 2013 and 2012, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income for the six months ended June 30, 2013 and 2012 was $347,000 and $250,000, respectively.

The Company had a mortgage repurchase reserve of $418,000 at June 30, 2013 and December 31, 2012, which represents the Company’s best estimate of probable losses that the Company has incurred related to the repurchase obligation of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment. The Company did not make any provisions or charge any losses against the reserve during the first six months of 2013.

5.	Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$1,409	$1,818	$2,849	$3,545

Weighted average common shares outstanding - basic (1)	2,926,032	2,922,217	2,924,385	2,922,092
Assumed exercise of stock options (1)	60,506	29,556	53,662	18,341
Weighted average common shares outstanding - diluted (1)	2,986,538	2,951,773	2,978,047	2,940,433
Net earnings per share (1):
Basic	$0.48	$0.62	$0.97	$1.21
Diluted	$0.47	$0.62	$0.96	$1.21

(1) Share and per share values for the period ended June 30, 2012 have been adjusted to give effect to the 5% stock dividend paid during December 2012.

The diluted earnings per share computations for the three and six months ended June 30, 2013 include all unexercised stock options, while the diluted earnings per share computations for the three and six months ended June 30, 2012 exclude unexercised stock options of 2,553 and 152,192, respectively, because their inclusion would have been anti-dilutive to earnings per share.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2013 and December 31, 2012, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of June 30,		As of December 31,
	2013		2012
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$10,209	$10,209	$14,920	$14,920
Investment securities:
Available-for-sale	238,476	238,476	213,300	213,300
Other securities	5,243	5,243	5,238	5,238
Loans, net	321,302	323,656	315,914	317,335
Loans held for sale, net	8,000	8,000	7,163	7,179
Mortgage servicing rights	2,126	2,749	1,679	1,859
Derivative financial instruments	240	240	334	334
Accrued interest receivable	2,540	2,540	2,589	2,589

Financial liabilities:
Non-maturity deposits	$338,930	$338,930	$311,565	$311,565
Time deposits	161,284	161,453	170,935	171,961
FHLB borrowings	45,808	48,218	38,426	42,904
Other borrowings	23,032	20,615	21,541	19,273
Derivative financial instruments	43	43	28	28
Accrued interest payable	362	362	410	410

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

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2013 or during the year ended December 31, 2012.

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

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2013
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$498	$498	$-	$-
U. S. federal agency obligations	19,312	-	19,312	-
Municipal obligations, tax exempt	85,973	-	85,973	-
Municipal obligations, taxable	51,606	-	51,606	-
Mortgage-backed securities	73,322	-	73,322	-
Common stocks	1,022	1,022	-	-
Certificates of deposit	6,743	-	6,743	-
Derivative financial instruments	240	-	240	-
Liabilities:
Derivative financial instruments	$43	$-	$43	$-

(Dollars in thousands)		As of December 31, 2012
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$8,848	$-	$8,848	$-
Municipal obligations, tax exempt	77,286	-	77,286	-
Municipal obligations, taxable	38,142	-	38,142	-
Mortgage-backed securities	81,848	-	81,848	-
Common stocks	902	902	-	-
Certificates of deposit	6,274	-	6,274	-
Derivative financial instruments	334	-	334	-
Liabilities:
Derivative financial instruments	$28	$-	$28	$-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value, however adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $13.3 million at June 30, 2013 and $14.5 million at December 31, 2012, with allocated allowances of $430,000 and $901,000, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of June 30, 2013
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$12,843	$-	$-	$12,843	$54
Loans held for sale, net	8,000	-	8,000	-	-
Mortgage servicing rights	2,749	-	-	2,749	212
Real estate owned, net	$2,321	$-	$-	$2,321	$(26)

		As of December 31, 2012
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$13,632	$-	$-	$13,632	$(758)
Loans held for sale, net	7,179	-	7,179	-	-
Mortgage servicing rights	1,859	-	-	1,859	(212)
Real estate owned, net	$2,444	$-	$-	$2,444	$(175)

8.            Impact of Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU became effective for annual and interim periods beginning January 1, 2013. Adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. To eliminate diversity in practice, ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual and interim periods beginning after December 15, 2013. Adoption of ASU 2013-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Our business consists of ownership of Landmark National Bank, with its main office in Manhattan, Kansas and twenty one branch offices across the state of Kansas as of June 30, 2013.

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

Summary of Results. During the second quarter of 2013, we recorded net earnings of $1.4 million, which was a decline from the $1.8 million of net earnings in the second quarter of 2012. In the first six months of 2013, our net earnings were $2.8 million, a decline from the $3.5 million of net earnings recorded in the same period of 2012. The decline from our 2012 record net earnings was primarily driven by a decline in gains on sales of loans, as one-to-four family residential mortgage loan originations volumes declined in the 2013 periods. Our net interest income also declined as low interest rates over the past year continued to decrease our net interest margin. Further, gains on sale of investment securities contributed to higher net earnings in 2012, with no such gains occurring in the comparable periods of 2013.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net earnings:
Net earnings	$1,409	$1,818	$2,849	$3,545
Basic earnings per share (1)	$0.48	$0.62	$0.97	$1.21
Diluted earnings per share (1)	$0.47	$0.62	$0.96	$1.21
Earnings ratios:
Return on average assets (2)	0.88%	1.12%	0.90%	1.14%
Return on average equity (2)	8.79%	12.00%	8.98%	11.81%
Equity to total assets	9.72%	9.31%	9.72%	9.31%
Net interest margin (2) (3)	3.34%	3.51%	3.36%	3.57%
Dividend payout ratio	40.43%	29.23%	39.58%	29.92%

(1) Per share values for the periods ended June 30, 2012 have been adjusted to give effect to the 5% stock dividend paid during December 2012.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income for the quarter ended June 30, 2013 decreased $525,000 to $5.2 million, a decrease of 9.2% as compared to the same period of 2012. Interest income on loans decreased $308,000, or 7.2%, to $4.0 million for the quarter ended June 30, 2013, due to lower tax equivalent yields earned on loans. Our average tax equivalent yield on loans decreased to 4.99% in the second quarter of 2013 from 5.53% in the same period of 2012. Partially offsetting the lower tax equivalent yields was an increase in our average loan balances, which increased to $323.4 million from $316.4 million over the same periods. Interest income on investment securities decreased $217,000, or 15.2%, to $1.2 million for the second quarter of 2013, as compared to the same period of 2012. The decrease in interest income on investment securities was due to a decline in the tax equivalent yield on our investment portfolio from 2.72% during the second quarter of 2012 to 2.48% during the second quarter of 2013. The yield on our investment securities declined as the current interest rate environment resulted in the purchase of lower yielding investment securities with funds from the maturities, prepayments and sales of higher yielding investment securities. Also contributing to the decline in interest income on investment securities was lower average balances of investment securities, which decreased from $254.1 million during the second quarter of 2012 to $241.7 million during the second quarter of 2013.

Interest income for the six months ended June 30, 2013 decreased $879,000 to $10.4 million, a decrease of 7.8% as compared to the same period of 2012. Interest income on loans decreased $588,000, or 6.9%, to $8.0 million for the first six months of 2013, due to lower tax equivalent yields earned on loans. Our average tax equivalent yield on loans decreased to 5.01% in the first six months of 2013 from 5.50% in the same period of 2012. Partially offsetting the lower tax equivalent yields was an increase in our average loan balances, which increased to $322.6 million from $315.5 million over the same periods. Interest income on investment securities decreased $291,000, or 10.7%, to $2.4 million for the six months ending June 30, 2013, as compared to the same period of 2012. The decrease in interest income on investment securities was due to a decline in the tax equivalent yield on our investment portfolio from 2.89% during the first half of 2012 to 2.61% during the same period of 2013. Partially offsetting the lower yield on investment securities was higher average balances of investment securities, which increased from $229.7 million during the first six months of 2012 to $231.0 million during the first half of 2013, resulting in part from our purchases of additional investment securities with excess liquidity and in part from our acquisition of The Wellsville Bank, which was completed in the second quarter of 2012.

Interest Expense. Interest expense during the quarter ended June 30, 2013 decreased $257,000, or 25.3%, to $758,000 as compared to the same period of 2012. For the second quarter of 2013, interest expense on interest-bearing deposits decreased $229,000, or 39.8%, to $346,000 as a result of lower rates paid on our certificates of deposit, money market, NOW and savings accounts and lower average balances. Our total cost of deposits declined from 0.52% during the second quarter of 2012 to 0.33% during the same period of 2013 as we were able to reprice our deposits lower in the current low rate environment. Our average interest-bearing deposit balances decreased from $441.7 million for the second quarter of 2012 to $425.9 million for the second quarter of 2013 due lower average balances of certificates of deposits. For the second quarter of 2013, interest expense on borrowings decreased $28,000, or 6.4%, to $412,000 due to a lower average rate on our borrowings. Our average cost of borrowings decreased from 3.02% in the second quarter of 2012 to 2.69% in the same period of 2013. Partially offsetting the lower cost of borrowings was an increase in our average outstanding borrowings from $58.6 million in the second quarter of 2012 to $61.5 million in the same period of 2013.

Interest expense during the six months ended June 30, 2013 decreased $501,000, or 24.4%, to $1.6 million as compared to the same period of 2012. For the first half of 2013, interest expense on interest-bearing deposits decreased $435,000, or 37.3%, to $732,000 as a result of lower rates paid on our certificates of deposit, money market, NOW and savings accounts. Our total cost of deposits declined from 0.56% during the first six months of 2012 to 0.35% during the same period of 2013 as we were able to reprice our deposits lower in the current low rate environment. Our average interest-bearing deposit balances increased from $422.1 million for the first six months of 2012 to $425.0 million for the first six months of 2013 due to both our organic growth and our acquisition of The Wellsville Bank. The deposit growth occurred in our money market, NOW and savings accounts, while our certificates of deposit balances declined. For the first half of 2013, interest expense on borrowings decreased $66,000, or 7.4%, to $821,000 due primarily to a lower average rate on our borrowings. Our average cost of borrowings decreased from 2.96% in the first half of 2012 to 2.77% in the same period of 2013. Also contributing to the decline in interest expense on borrowings was a slight decrease in our average outstanding borrowings decreased from $60.2 million in the first six months of 2012 to $59.7 million in the same period of 2013.

Net Interest Income. Net interest income decreased $268,000, or 5.7%, for the second quarter of 2013 to $4.4 million compared to the same period of 2012. The lower net interest income resulted from a decline in our net interest margin, on a tax equivalent basis, to 3.34% during the second quarter of 2013 compared to 3.51% during the same period of 2012. Net interest margin declined as we were unable to lower the costs of our interest-bearing liabilities to the extent necessary to offset the decline in our yields on assets in this low rate environment. Also contributing to lower net interest income was a decline in our average interest-earning assets from $580.3 million in the second quarter of 2012 to $573.0 million in the second quarter of 2013.

Net interest income decreased $378,000, or 4.1%, for the six months of 2013 to $8.8 million compared to the same period of 2012. The lower net interest income resulted from a decline in our net interest margin, on a tax equivalent basis, to 3.36% during the first half of 2013 compared to 3.57% during the same period of 2012. Net interest margin declined as we were unable to lower the costs of our interest-bearing liabilities to the extent necessary to offset the decline in our yields on assets in this low rate environment. Partially offsetting the lower net interest margin was an increase in average interest-earning assets from $557.5 million during the first six months of 2012 to $569.2 million during the same period of 2013, primarily as a result of the acquisition of The Wellsville Bank.

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

We recorded $300,000 of provision for loan losses during the second quarters of both 2013 and 2012. We recorded net loan charge-offs of $29,000 during the second quarter of 2013 compared to net loan charge-offs of $42,000 during the same period of 2012.

Our provision for loan losses totaled $600,000 of during the first six months of both 2013 and 2012. We recorded net loan charge-offs of $276,000 during the first six months of 2013 compared to net loan charge-offs of $35,000 during the same period of 2012. The increase in charge-offs in the six months ended June 30, 2013 was principally associated with liquidating the assets securing a previously identified and impaired $1.1 million commercial loan relationship, which was fully reserved as of December 31, 2012.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income decreased $485,000, or 16.0%, to $2.5 million in the second quarter of 2013 compared to the same period of 2012. The decline in non-interest income was the result of a $546,000 decrease in gains on sales of loans as the volume of loans sold in the secondary market was lower in the second quarter of 2013 compared to a year earlier. In addition, an increase in mortgage rates caused us to record a $325,000 valuation allowance against our loans held for sale as of June 30, 2013, recognized in gains on sales of loans, as the estimated fair value of these loans declined. The valuation allowance will be reversed as the loans are sold for their full principal amount in the third quarter. Further increases in mortgage rates may further reduce our gains on sales of loans in future periods as the origination volumes associated with refinancing slows. Partially offsetting the decline in gains on sales of loans was an $88,000 increase in fees and service charges as a result of additional fees and service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others.

Total non-interest income decreased $523,000, or 9.2%, to $5.2 million in the first six months of 2013 compared to the same period of 2012. The decrease in non-interest income was the result of a $720,000 decrease in gains on sales of loans due to lower volumes of loans sold in the secondary market and a $325,000 valuation allowance recorded against our loans held for sale as of June 30, 2013 recognized in gains on sales of loans,. Partially offsetting the decline in gains on sales of loans, was a $222,000 increase in fees and service charges as a result of additional fees and service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others.

Investment Securities Gains, Net. During the second quarter of 2012, we recognized $132,000 in gains on sales of investment securities as a result of selling approximately $2.5 million of mortgage-backed investment securities, as we capitalized on what we believed to be premium pricing that existed in the markets for these types of securities at the time. No such gains or losses were realized during the second quarter of 2013.

During the first six months of 2012, we recognized $359,000 in gains on sales of investment securities as a result of selling approximately $8.0 million of mortgage-backed investment securities. Partially offsetting the gains on sales of investment securities was a credit-related, other-than-temporary impairment loss of $63,000 recognized during the first quarter of 2012 on one of our investments in pooled trust preferred securities. We sold our portfolio of pooled trust preferred investment securities during the fourth quarter of 2012. No such gains or losses were realized during the first six months of 2013.

Non-interest Expense. Non-interest expense decreased $267,000, or 5.2%, to $4.9 million for the second quarter of 2013 compared to a year earlier. The decrease in non-interest expense was primarily the result of a $198,000 decline in amortization expense, which was impacted by the reversal in 2013 of a $212,000 valuation allowance against our mortgage servicing rights as an increase in mortgage rates increased the estimated fair value of these assets.

Non-interest expense decreased $115,000, or 1.2%, to $9.7 million for the first six months of 2013 compared to a year earlier. The decrease in non-interest expense was primarily the result of a $186,000 decline in amortization expense which was impacted by the reversal in 2013 of a $212,000 valuation allowance against our mortgage servicing rights. Partially offsetting the lower amortization expense were increases of $98,000 in compensation and benefits, $49,000 in federal deposit insurance premiums and $44,000 in data processing primarily as a result of our acquisition of The Wellsville Bank.

Income Tax Expense. During the second quarter of 2013, we recorded income tax expense of $417,000, compared to $626,000 during the same period of 2012. Our effective tax rate decreased from 25.6% in the second quarter of 2012 to 22.8% in the second quarter of 2013 as a result of lower earnings before income taxes, while tax-exempt income remained stable between the periods.

During the first six months of 2013, we recorded income tax expense of $812,000, compared to $1.2 million during the same period of 2012. Our effective tax rate decreased from 25.3% in the first half of 2012 to 22.2% in the same period of 2013 as a result of lower earnings before income taxes, while tax-exempt income remained stable between the periods.

Financial Condition. Despite measured improvement in certain metrics, general economic conditions in the United States, including difficult credit markets, depressed residential and commercial real estate values, generally depressed consumer confidence, heightened unemployment and decreased consumer spending continue to affect our asset quality and performance. Even though the geographic markets in which the Company operates have been impacted by these economic conditions in recent years, the effect has not been as severe as those experienced in some areas of the United States. In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Despite a few lingering problem loans that management is working to resolve, our asset quality has generally improved over the past few years. Outside of identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of commercial real estate, commercial and consumer loans and the purchase of investment and mortgage-backed securities. Total assets increased to $641.9 million at June 30, 2013, compared to $614.1 million at December 31, 2012. Net loans, excluding loans held for sale, increased to $321.3 million at June 30, 2013 from $315.9 million at December 31, 2012. The $5.4 million increase in loans was primarily the result higher outstanding balances of commercial real estate, one-to-four family residential real estate and agriculture loans. Partially offsetting those increases were lower balances in our commercial, municipal, consumer and construction and land loans. The decline in these loan balances is the result of multiple factors, including reduced loan demand from our customers, seasonal factors and early payoffs. Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market. These loans are typically sold soon after the loan closing. We also retain some of our newly originated one-to-four family residential real estate loans that meet internal criteria as well as secondary market qualifications. We typically only retain loans with maturities of 15 years or less. While we do not intend to significantly increase our one-to-four family residential real estate loan portfolio, we are currently slowing the normal runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations will still be sold. We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At June 30, 2013, our allowance for loan losses totaled $4.9 million, or 1.50% of gross loans outstanding, as compared to $4.6 million, or 1.43% of gross loans outstanding, at December 31, 2012.

Loans past due 30-89 days and still accruing interest totaled $2.1 million, or 0.65% of gross loans at June 30, 2013 compared to $2.2 million, or 0.69% of gross loans, at December 31, 2012. At June 30, 2013, $6.1 million in loans were on non-accrual status, or 1.88% of gross loans, compared to a balance of $9.1 million, or 2.84% of gross loans, at December 31, 2012. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. The decrease in non-accrual loans was principally associated with two loans. During the second quarter, a $1.5 million land loan was returned to accrual status after a payment history was established based on the terms of the TDR that occurred in 2012. Also reducing our non-accrual loan balances was the pay down of a $1.1 million commercial loan with proceeds from the liquidation of the borrower’s assets in the first quarter of 2013. The remaining loan balance of $192,000 was charged off during the first quarter of 2013. There were no loans 90 days delinquent and still accruing interest at June 30, 2013 or December 31, 2012. Our impaired loans totaled $13.3 million at June 30, 2013 compared to $14.5 million at December 31, 2012. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2013 was related to troubled debt restructurings that are current but still classified as impaired. We recorded net loan charge-offs of $276,000 during the first six months of 2013 compared to net loan charge-offs of $35,000 during the same period of 2012. The increase in charge-offs in the six months ended June 30, 2013 was principally associated with liquidating the assets securing a previously identified and impaired $1.1 million commercial loan relationship, which was fully reserved as of December 31, 2012.

At June 30, 2013, the Company had eight loan relationships consisting of twelve outstanding loans that were classified as TDRs compared to eight relationships consisting of thirteen outstanding loans at December 31, 2012. During the first six months of 2013, the Company classified a $278,000 commercial real estate loan as a TDR after modifying the loan payments to interest only in order to allow the borrower additional time to liquidate the properties securing the loan. Since the loan was adequately secured, no impairment was recorded against the principal as of June 30, 2013.

During 2012, the Company classified a commercial loan relationship consisting of two commercial loans as a TDR after agreeing to extend the maturity of the loans while the borrower liquidated the business assets securing the loans. The loans were repaid in the first quarter of 2013 and resulted in a net charge-off of $6,000.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At June 30, 2013, we had $2.3 million of real estate owned compared to $2.4 million at December 31, 2012. Real estate owned primarily consists of a residential subdivision development we took possession of after the development slowed and the borrower was unable to comply with the contractual terms of the loan, a commercial real estate building resulting from a loan settlement, land previously acquired by Landmark National Bank for expansion and a few residential real estate properties. During the second quarter of 2013, the Company agreed to sell the residential subdivision development and the land previously acquired for expansion. The book value of these two properties totaled $999,000 at June 30, 2013 and the transactions closed in July 2013. The book values at June 30, 2013 reflected the net sale prices. The Company is currently marketing all of the other properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. While we believe that our allowance for loan losses at June 30, 2013 and December 31, 2012 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a $17.7 million increase in total deposits during the first six months of 2013, to $500.2 million at June 30, 2013, from $482.5 million at December 31, 2012. The growth occurred in our non-interest-bearing demand, money market and NOW and savings accounts, while our time deposit balances declined. Total borrowings increased $8.8 million to $68.8 million at June 30, 2013, from $60.0 million at December 31, 2012. The increase was primarily the result of an increase in borrowings on our FHLB line of credit.

Non-interest-bearing deposits at June 30, 2013 were $80.9 million, or 16.2% of deposits, compared to $75.9 million, or 15.7%, at December 31, 2012. Money market and NOW deposit accounts were 41.6% of our deposit portfolio and totaled $208.1 million at June 30, 2013, compared to $190.3 million, or 39.5%, at December 31, 2012. Savings accounts increased to $49.9 million, or 10.0% of deposits, at June 30, 2013, from $45.4 million, or 9.4%, at December 31, 2012. Certificates of deposit decreased to $161.3 million, or 32.2% of deposits, at June 30, 2013, from $170.9 million, or 35.4%, at December 31, 2012.

Certificates of deposit at June 30, 2013, which are scheduled to mature in one year or less, totaled $100.7 million. Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows. During the six months ended June 30, 2013, our cash and cash equivalents decreased by $4.7 million. Our operating activities provided net cash of $6.1 million during the first six months of 2013. Our investing activities used net cash of $36.6 million during the first six months of 2013 as we purchased investment securities with our excess liquidity and our outstanding loan balances increased. Financing activities provided net cash of $25.7 million during the first half of 2013 as a result of increased deposits and borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $248.7 million at June 30, 2013 and $228.2 million at December 31, 2012. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At June 30, 2013, we had outstanding FHLB advances of $35.7 million and $10.1 million of borrowings against our line of credit with the FHLB. At June 30, 2013, we had collateral pledged to the FHLB that would allow us to borrow an additional $16.7 million, subject to FHLB credit requirements and policies. At June 30, 2013, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $14.9 million. We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million under which we had no outstanding borrowings at June 30, 2013. We had other borrowings of $23.0 million at June 30, 2013, which included $16.5 million of subordinated debentures and $6.5 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 5, 2013, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 4.00%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2013. There was no outstanding balance on the line of credit at June 30, 2013.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.8 million at June 30, 2013.

At June 30, 2013, we had outstanding loan commitments, excluding standby letters of credit, of $63.3 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.” As of June 30, 2013 and December 31, 2012, both the Company and Landmark National Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of June 30, 2013, the Company and Landmark National Bank met all capital adequacy requirements to which we are subject.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2013 and December 31, 2012:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Leverage	$64,615	10.29%	$25,124	4.00%	$31,405	5.00%
Tier 1 Capital	$64,615	16.73%	$15,449	4.00%	$23,174	6.00%
Total Risk Based Capital	$69,634	18.03%	$30,898	8.00%	$38,623	10.00%

As of December 31, 2012
Leverage	$61,839	10.09%	$24,504	4.00%	$30,631	5.00%
Tier 1 Capital	$61,839	16.39%	$15,092	4.00%	$22,638	6.00%
Total Risk Based Capital	$67,273	17.83%	$30,184	8.00%	$37,731	10.00%

The following is a comparison of Landmark National Bank’s regulatory capital to minimum capital requirements at June 30, 2013 and December 31, 2012:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Leverage	$63,071	10.07%	$25,046	4.00%	$31,308	5.00%
Tier 1 Capital	$63,071	16.40%	$15,386	4.00%	$23,079	6.00%
Total Risk Based Capital	$67,881	17.65%	$30,771	8.00%	$38,464	10.00%

As of December 31, 2012
Leverage	$60,463	9.90%	$24,433	4.00%	$30,541	5.00%
Tier 1 Capital	$60,463	16.09%	$15,029	4.00%	$22,543	6.00%
Total Risk Based Capital	$65,124	17.33%	$30,057	8.00%	$37,571	10.00%

Dividends. During the quarter ended June 30, 2013, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2013. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2013, approximately $4.7 million was available to be paid as dividends to the Company by Landmark National Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	June 30, 2013			June 30, 2012
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$7,881	$10	0.51%	$9,901	$9	0.37%
Investment securities (1)	241,671	1,496	2.48%	254,059	1,720	2.72%
Loans receivable, net (2)	323,446	4,021	4.99%	316,377	4,348	5.53%
Total interest-earning assets	572,998	5,527	3.87%	580,337	6,077	4.21%
Non-interest-earning assets	68,385			71,219
Total	$641,383			$651,556

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$211,733	$41	0.08%	$211,737	$85	0.16%
Savings accounts	49,946	4	0.03%	46,348	8	0.07%
Certificates of deposit	164,194	301	0.74%	183,621	482	1.06%
Total deposits	425,873	346	0.33%	441,706	575	0.52%
FHLB advances and other borrowings	61,543	412	2.69%	58,604	440	3.02%
Total interest-bearing liabilities	487,416	758	0.62%	500,310	1,015	0.82%
Non-interest-bearing liabilities	89,706			90,308
Stockholders' equity	64,261			60,938
Total	$641,383			$651,556

Interest rate spread (3)			3.25%			3.39%
Net interest margin (4)		$4,769	3.34%		$5,062	3.51%
Tax equivalent interest - imputed		323			348
Net interest income		$4,446			$4,714

Ratio of average interest-earning assets to average interest-bearing liabilities			117.6%			116.0%

(1)	Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2013			June 30, 2012
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$15,606	$20	0.26%	$12,245	$11	0.18%
Investment securities (1)	231,019	2,996	2.61%	229,746	3,303	2.89%
Loans receivable, net (2)	322,562	8,020	5.01%	315,477	8,633	5.50%
Total interest-earning assets	569,187	11,036	3.91%	557,468	11,947	4.31%
Non-interest-earning assets	67,806			69,199
Total	$636,993			$626,667

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$209,619	$88	0.08%	$199,582	$173	0.17%
Savings accounts	48,815	8	0.03%	42,723	18	0.08%
Certificates of deposit	166,571	636	0.77%	179,803	976	1.09%
Total deposits	425,005	732	0.35%	422,108	1,167	0.56%
FHLB advances and other borrowings	59,702	821	2.77%	60,163	887	2.96%
Total interest-bearing liabilities	484,707	1,553	0.65%	482,271	2,054	0.86%
Non-interest-bearing liabilities	88,343			84,040
Stockholders' equity	63,943			60,356
Total	$636,993			$626,667

Interest rate spread (3)			3.26%			3.45%
Net interest margin (4)		$9,483	3.36%		$9,893	3.57%
Tax equivalent interest - imputed		655			687
Net interest income		$8,828			$9,206

Ratio of average interest-earning assets to average interest-bearing liabilities			117.4%			115.6%

(1)	Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2013 vs 2012			2013 vs 2012
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(1)	$2	$1	$3	$6	$9
Investment securities	(80)	(144)	(224)	19	(326)	(307)
Loans	97	(424)	(327)	207	(820)	(613)
Total	16	(566)	(550)	229	(1,140)	(911)
Interest expense:
Deposits	(20)	(209)	(229)	8	(443)	(435)
Other borrowings	24	(52)	(28)	(7)	(59)	(66)
Total	4	(261)	(257)	1	(502)	(501)
Net interest income	$12	$(305)	$(293)	$228	$(638)	$(410)

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2013, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$446	6.6%
100 basis point rising	$270	3.5%
100 basis point falling	$(941)	(5.7)%
200 basis point falling	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, as well as rules recently adopted by the federal bank regulatory agencies to implement Basel III) and the effects of increases in FDIC premiums.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
•	Our ability to compete with other financial institutions as effectively as we currently intend due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of declines in real estate markets.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; (v) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2013 and June 30, 2012; and (vi) Notes to Consolidated Financial Statements*

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

LANDMARK BANCORP, INC.

Date: August 8, 2013	/s/ Patrick L. Alexander
Patrick L. Alexander
Chairman and Chief Executive Officer

Date: August 8, 2013	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer

