Form 10-Q
period 2013-09-30
LANDMARK BANCORP INC
filed 2013-11-14
CIK 1141688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of November 13, 2013, the issuer had outstanding 2,935,833 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.
Form 10-Q Quarterly Report

Table of Contents
		Page Number
PART I

Item 1.	Financial Statements	2 - 21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22 – 32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32 – 33
Item 4.	Controls and Procedures	34

PART II

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Form 10-Q Signature Page

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$12,130	$14,920
Investment securities:
Available-for-sale, at fair value	232,873	213,300
Other securities	4,832	5,238
Loans, net	319,523	315,914
Loans held for sale, net	3,769	7,163
Premises and equipment, net	14,636	14,967
Bank owned life insurance	17,177	16,701
Goodwill	13,075	13,075
Other intangible assets, net	2,712	2,394
Real estate owned	455	2,444
Accrued interest and other assets	8,871	7,951
Total assets	$630,053	$614,067

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$87,410	$75,891
Money market and NOW	203,418	190,309
Savings	51,130	45,365
Time, $100,000 and greater	55,291	59,035
Time, other	101,858	111,900
Total deposits	499,107	482,500
Federal Home Loan Bank borrowings	35,698	38,426
Other borrowings	24,534	21,541
Accrued interest, taxes, and other liabilities	7,498	8,267
Total liabilities	566,837	550,734

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 2,935,833
and 2,922,275 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	29	29
Additional paid-in capital	32,514	32,223
Retained earnings	30,089	27,623
Accumulated other comprehensive income	584	3,458
Total stockholders’ equity	63,216	63,333
Total liabilities and stockholders’ equity	$630,053	$614,067

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans:
Taxable	$4,022	$4,033	$11,832	$12,380
Tax-exempt	56	96	196	287
Investment securities:
Taxable	656	756	1,912	2,280
Tax-exempt	589	604	1,764	1,802
Total interest income	5,323	5,489	15,704	16,749
Interest expense:
Deposits	312	525	1,044	1,692
Borrowings	419	439	1,240	1,326
Total interest expense	731	964	2,284	3,018
Net interest income	4,592	4,525	13,420	13,731
Provision for loan losses	200	1,000	800	1,600
Net interest income after provision for loan losses	4,392	3,525	12,620	12,131
Non-interest income:
Fees and service charges	1,463	1,360	4,176	3,851
Gains on sales of loans, net	1,047	1,626	2,956	4,255
Bank owned life insurance	136	103	426	393
Other	133	126	398	416
Total non-interest income	2,779	3,215	7,956	8,915
Investment securities:
Net impairment losses	-	-	-	(63)
Gains on sales of investment securities	-	-	-	359
Investment securities gains, net	-	-	-	296
Non-interest expense:
Compensation and benefits	2,544	2,457	7,450	7,265
Occupancy and equipment	763	771	2,198	2,254
Professional fees	393	281	875	848
Amortization of intangibles	238	481	478	907
Data processing	234	213	696	631
Advertising	107	121	321	363
Federal deposit insurance premiums	107	80	338	262
Foreclosure and real estate owned expense	246	60	305	89
Other	912	804	2,627	2,508
Total non-interest expense	5,544	5,268	15,288	15,127
Earnings before income taxes	1,627	1,472	5,288	6,215
Income tax expense	342	267	1,154	1,465
Net earnings	$1,285	$1,205	$4,134	$4,750
Earnings per share:
Basic (1)	$0.44	$0.41	$1.41	$1.63
Diluted (1)	$0.43	$0.41	$1.39	$1.61
Dividends per share (1)	$0.19	$0.18	$0.57	$0.54

(1) Per share amounts for the periods ended September 30, 2012 have been adjusted to give effect to the 5% stock dividend paid during December 2012.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2013	2012	2013	2012

Net earnings	$1,285	$1,205	$4,134	$4,750
Unrealized holding gains on available-for-sale securities for which a
portion of an other-than-temporary impairment has been recorded in earnings	-	84	-	178
Net unrealized holding gains (losses) on all other available-for-sale
securities	103	1,139	(4,568)	1,011
Less reclassification adjustment for net gains included in earnings	-	-	-	(296)
Net unrealized gains (losses)	103	1,223	(4,568)	893
Income tax expense (benefit)	38	452	(1,694)	328
Total comprehensive income	$1,350	$1,976	$1,260	$5,315

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$4,134	$4,750
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	800	1,600
Provision for valuation allowance on real estate owned	110	39
Amortization of investment security premiums, net	1,130	1,010
Amortization of intangibles	478	907
Depreciation	694	716
Bank owned life insurance	(426)	(393)
Stock-based compensation	44	67
Deferred income taxes	(221)	(420)
Gains on investment securities, net	-	(296)
Loss (gain) on sales of real estate owned, net	146	(39)
Gains on sales of loans, net	(2,956)	(4,255)
Proceeds from sales of loans held for sale	125,463	159,771
Origination of loans held for sale	(119,113)	(155,529)
Changes in assets and liabilities:
Accrued interest and other assets	81	(2,349)
Accrued expenses, taxes, and other liabilities	(851)	(1,026)
Net cash provided by operating activities	9,513	4,553
Cash flows from investing activities:
Net (increase) decrease in loans	(4,487)	16,172
Maturities and prepayments of investment securities	32,797	38,795
Purchases of investment securities	(58,070)	(73,970)
Proceeds from sales of investment securities	408	9,841
Net cash received in bank acquisition	-	3,965
Proceeds from sales of real estate owned	1,929	412
Purchases of premises and equipment, net	(363)	(721)
Net cash used in investing activities	(27,786)	(5,506)
Cash flows from financing activities:
Net increase in deposits	16,639	25,716
Federal Home Loan Bank advance borrowings	81,100	42,822
Federal Home Loan Bank advance repayments	(83,828)	(56,250)
Proceeds from other borrowings	2,993	1,970
Repayments on other borrowings	-	(6,108)
Proceeds from issuance of common stock under stock option plans	218	5
Excess tax benefit related to stock option plans	29	1
Payment of dividends	(1,668)	(1,587)
Net cash provided by financing activities	15,483	6,569
Net (decrease) increase in cash and cash equivalents	(2,790)	5,616
Cash and cash equivalents at beginning of period	14,920	17,501
Cash and cash equivalents at end of period	$12,130	$23,117

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$550	$1,880
Cash paid for interest	2,345	3,068

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	196	125

Bank acquisition:
Fair value of liabilities assumed	-	35,061
Fair value of assets acquired	-	31,096

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars in thousands, except per share amounts)		Additional		Accumulated other
	Common	paid-in	Retained	comprehensive
	stock	capital	earnings	income	Total

Balance at December 31, 2011	$28	$29,313	$26,200	$3,579	$59,120
Net earnings	-	-	4,750	-	4,750
Comprehensive income	-	-	-	565	565
Dividends paid ($0.54 per share)	-	-	(1,587)	-	(1,587)
Stock-based compensation	-	67	-	-	67
Exercise of stock options, 554 shares, including excess tax benefit of $1	-	6	-	-	6
Balance at September 30, 2012	$28	$29,386	$29,363	$4,144	$62,921

Balance at December 31, 2012	$29	$32,223	$27,623	$3,458	$63,333
Net earnings	-	-	4,134	-	4,134
Comprehensive loss	-	-	-	(2,874)	(2,874)
Dividends paid ($0.57 per share)	-	-	(1,668)	-	(1,668)
Stock-based compensation	-	44	-	-	44
Exercise of stock options, 13,558 shares, including excess tax benefit of $29	-	247	-	-	247
Balance at September 30, 2013	$29	$32,514	$30,089	$584	$63,216

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q.  To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2012, such information and footnotes have not been duplicated herein.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein.  The results of the interim period ended September 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.  The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company’s annual step one impairment test as of December 31, 2012 concluded that its goodwill was not impaired; however, the Company can make no assurances that future impairment tests will not result in goodwill impairments.  The Company concluded there were no triggering events during the first nine months of 2013 that required an interim goodwill impairment test.

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

(Dollars in thousands)	As of September 30, 2013
	Gross carrying	Accumulated	Valuation	Net carrying
	amount	amortization	allowance	amount
Core deposit intangible assets	$4,973	$(4,474)	$-	$499
Mortgage servicing rights	3,598	(1,385)	-	2,213
Total other intangible assets	$8,571	$(5,859)	$-	$2,712

(Dollars in thousands)	As of December 31, 2012
	Gross carrying	Accumulated	Valuation	Net carrying
	amount	amortization	allowance	amount
Core deposit intangible assets	$4,973	$(4,258)	$-	$715
Mortgage servicing rights	3,038	(1,147)	(212)	1,679
Total other intangible assets	$8,011	$(5,405)	$(212)	$2,394

During 2012, the Company recorded a $212,000 valuation allowance against its mortgage servicing rights.  During the second quarter of 2013, a rise in mortgage rates increased the estimated fair value of these assets as it became less likely some of the loans the Company services will be refinanced.  Based on the increase in estimated fair value, the Company reversed its valuation allowance during the second quarter of 2013.

Aggregate core deposit and mortgage servicing rights amortization expense was $238,000 and $481,000 for the third quarter of 2013 and 2012, respectively.  Aggregate core deposit and mortgage servicing rights amortization expense was $478,000 and $907,000 for the first nine months of 2013 and 2012, respectively.  The Company recorded a $212,000 valuation allowance against its mortgage servicing rights during the third quarter of 2012, which increased amortization expense for the three and nine months periods ending September 30, 2012.  The valuation allowance was reversed during the second quarter of 2013 which reduced amortization expense for the nine months ending September 30, 2013.  The following sets forth estimated amortization expense for other intangible assets for the remainder of 2013 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2013	$223
2014	822
2015	740
2016	669
2017	193
Thereafter	65
Total	$2,712

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of September 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$500	$-	$-	$500
U. S. federal agency obligations	17,721	10	(497)	17,234
Municipal obligations, tax exempt	81,395	1,950	(612)	82,733
Municipal obligations, taxable	54,150	334	(802)	53,682
Mortgage-backed securities	70,856	596	(535)	70,917
Common stocks	602	462	-	1,064
Certificates of deposit	6,743	-	-	6,743
Total	$231,967	$3,352	$(2,446)	$232,873

	As of December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. federal agency obligations	$8,804	$50	$(6)	$8,848
Municipal obligations, tax exempt	73,699	3,618	(31)	77,286
Municipal obligations, taxable	37,334	818	(10)	38,142
Mortgage-backed securities	81,113	889	(154)	81,848
Common stocks	602	301	(1)	902
Certificates of deposit	6,274	-	-	6,274
Total	$207,826	$5,676	$(202)	$213,300

Certain of the Company’s investment securities have unrealized losses, or are temporarily impaired.  This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.  Securities which are temporarily impaired are shown below, along with the length of the impairment period.

		As of September 30, 2013
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	14	$16,725	$(497)	$-	$-	$16,725	$(497)
Municipal obligations, tax exempt	80	22,126	(585)	1,773	(27)	23,899	(612)
Municipal obligations, taxable	75	30,491	(794)	772	(8)	31,263	(802)
Mortgage-backed securities	29	33,023	(535)	-	-	33,023	(535)
Total	198	$102,365	$(2,411)	$2,545	$(35)	$104,910	$(2,446)

		As of December 31, 2012
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	2	$2,241	$(6)	$-	$-	$2,241	$(6)
Municipal obligations, tax exempt	16	4,669	(31)	-	-	4,669	(31)
Municipal obligations, taxable	8	2,948	(8)	209	(2)	3,157	(10)
Mortgage-backed securities	24	27,974	(154)	-	-	27,974	(154)
Common stocks	1	21	(1)	-	-	21	(1)
Total	51	$37,853	$(200)	$209	$(2)	$38,062	$(202)

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

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”).  The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses.  Based on these factors, along with the Company’s intent to not sell the securities and its belief that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the U.S. federal agency obligations identified in the tables above are temporarily impaired.

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

Maturities of investment securities at September 30, 2013 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$13,952	$13,998
Due after one year but within five years	139,556	140,149
Due after five years but within ten years	68,248	68,155
Due after ten years	9,609	9,507
Common stocks	602	1,064
Total	$231,967	$232,873

The preceding table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale investment securities are as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Realized gains	$-	$-	$-	$359
Realized losses	-	-	-	-
Total	$-	$-	$-	$359

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock.  The carrying value of the FHLB stock was $3.0 million at September 30, 2013 and $3.4 million at December 31, 2012.  The carrying value of the FRB stock was $1.8 million at September 30, 2013 and December 31, 2012.  These securities are not readily marketable and are required for regulatory purposes and borrowing availability.  Since there is no available market value, these securities are carried at cost.  Redemption of these investments at par value is at the option of the FHLB or FRB.  Also included in other investment securities are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $113,000 at September 30, 2013 and December 31, 2012.  The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.           Loans and Allowance for Loan Losses

Loans consisted of the following as of:

	September 30,	December 31,
(Dollars in thousands)	2013	2012

One-to-four family residential real estate	$95,759	$88,454
Construction and land	22,633	23,435
Commercial real estate	98,616	88,790
Commercial loans	54,951	64,570
Agriculture loans	33,166	31,935
Municipal loans	6,196	9,857
Consumer loans	13,307	13,417
Total gross loans	324,628	320,458
Net deferred loan costs and loans in process	21	37
Allowance for loan losses	(5,126)	(4,581)
Loans, net	$319,523	$315,914

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three and nine months ended September 30, 2013
(Dollars in thousands)	One-to-four
	family
	residential	Construction	Commercial	Commercial	Agriculture	Municipal	Consumer
	real estate	and land	real estate	loans	loans	loans	loans	Total

Allowance for loan losses:
Balance at June 30, 2013	$577	$1,256	$1,879	$583	$354	$97	$159	$4,905
Charge-offs	(48)	-	-	-	-	-	(48)	(96)
Recoveries	8	99	-	2	-	-	8	117
Net recoveries	(40)	99	-	2	-	-	(40)	21
Provision for loan losses	55	50	79	(88)	108	(3)	(1)	200
Balance at September 30, 2013	592	1,405	1,958	497	462	94	118	5,126

Balance at December 31, 2012	$714	$1,214	$1,313	$707	$367	$107	$159	$4,581
Charge-offs	(91)	(53)	-	(200)	-	-	(150)	(494)
Recoveries	16	181	-	19	-	-	23	239
Net charge-offs	(75)	128	-	(181)	-	-	(127)	(255)
Provision for loan losses	(47)	63	645	(29)	95	(13)	86	800
Balance at September 30, 2013	592	1,405	1,958	497	462	94	118	5,126

Allowance for loan losses:
Individually evaluated for loss	86	270	214	11	-	65	-	646
Collectively evaluated for loss	506	1,135	1,744	486	462	29	118	4,480
Total	592	1,405	1,958	497	462	94	118	5,126

Loan balances:
Individually evaluated for loss	1,193	8,301	3,085	221	-	772	7	13,579
Collectively evaluated for loss	94,566	14,332	95,531	54,730	33,166	5,424	13,300	311,049
Total	$95,759	$22,633	$98,616	$54,951	$33,166	$6,196	$13,307	$324,628

	Three and nine months ended September 30, 2012
(Dollars in thousands)	One-to-four
	family
	residential	Construction	Commercial	Commercial	Agriculture	Municipal	Consumer
	real estate	and land	real estate	loans	loans	loans	loans	Total

Allowance for loan losses:
Balance at June 30, 2012	$708	$1,786	$1,485	$652	$402	$112	$127	$5,272
Charge-offs	-	(15)	-	(60)	-	-	(43)	(118)
Recoveries	1	1	-	5	1	-	5	13
Net charge-offs	1	(14)	-	(55)	1	-	(38)	(105)
Provision for loan losses	76	523	265	18	47	20	51	1,000
Balance at September 30, 2012	785	2,295	1,750	615	450	132	140	6,167

Balance at December 31, 2011	$560	$928	$1,791	$745	$433	$130	$120	$4,707
Charge-offs	(15)	(15)	-	(70)	-	-	(120)	(220)
Recoveries	6	4	-	10	39	-	21	80
Net charge-offs	(9)	(11)	-	(60)	39	-	(99)	(140)
Provision for loan losses	234	1,378	(41)	(70)	(22)	2	119	1,600
Balance at September 30, 2012	785	2,295	1,750	615	450	132	140	6,167

Allowance for loan losses:
Individually evaluated for loss	184	1,414	-	-	-	65	16	1,679
Collectively evaluated for loss	601	881	1,750	615	450	67	124	4,488
Total	785	2,295	1,750	615	450	132	140	6,167

Loan balances:
Individually evaluated for loss	848	3,326	-	204	5	772	72	5,227
Collectively evaluated for loss	81,609	21,293	90,163	59,156	32,922	9,293	13,491	307,927
Total	$82,457	$24,619	$90,163	$59,360	$32,927	$10,065	$13,563	$313,154

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing.  Performing loans are considered to have a lower risk of loss.  Non-accrual loans are those which the Company believes have a higher risk of loss.  Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful.  The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection.  There were no loans 90 days delinquent and accruing interest at September 30, 2013 or December 31, 2012. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of September 30, 2013
	30-59 days	60-89 days	90 days or
	delinquent	delinquent	more	Total past
	and	and	delinquent	due loans	Non-accrual
	accruing	accruing	and accruing	accruing	loans	Total
One-to-four family residential real
estate	$146	$212	$-	$358	$1,186	$1,544
Construction and land	33	-	-	33	2,168	2,201
Commercial real estate	42	261	-	303	2,807	3,110
Commercial loans	76	42	-	118	221	339
Agriculture loans	163	-	-	163	-	163
Municipal loans	-	-	-	-	131	131
Consumer loans	171	54	-	225	7	232
Total	$631	$569	$-	$1,200	$6,520	$7,720
Percent of gross loans	0.19%	0.18%	0.00%	0.37%	2.01%	2.38%

(Dollars in thousands)	As of December 31, 2012
	30-59 days	60-89 days	90 days or
	delinquent	delinquent	more	Total past
	and	and	delinquent	due loans	Non-accrual
	accruing	accruing	and accruing	accruing	loans	Total
One-to-four family residential real
estate	$282	$1,362	$-	$1,644	$731	$2,375
Construction and land	18	-	-	18	3,915	3,933
Commercial real estate	166	82	-	248	2,833	3,081
Commercial loans	62	17	-	79	1,475	1,554
Agriculture loans	-	-	-	-	5	5
Municipal loans	-	-	-	-	131	131
Consumer loans	142	65	-	207	18	225
Total	$670	$1,526	$-	$2,196	$9,108	$11,304
Percent of gross loans	0.21%	0.48%	0.00%	0.69%	2.84%	3.53%

The Company’s impaired loans decreased from $14.6 million at December 31, 2012 to $13.6 million at September 30, 2013.  The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans.  The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2013 and December 31, 2012, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2013
			Impaired	Impaired			Year-to-
	Unpaid		loans	loans with	Related	Year-to-	date interest
	contractual	Impaired	without an	an	allowance	date average	income
	principal	loan balance	allowance	allowance	recorded	loan balance	recognized

One-to-four family residential real estate	$1,483	$1,193	$699	$494	$86	$1,224	$-
Construction and land	10,035	8,301	6,203	2,098	270	8,432	201
Commercial real estate	3,085	3,085	310	2,775	214	3,171	13
Commercial loans	221	221	187	34	11	223	-
Municipal loans	772	772	641	131	65	772	15
Consumer loans	7	7	7	-	-	10	-
Total impaired loans	$15,603	$13,579	$8,047	$5,532	$646	$13,832	$229

(Dollars in thousands)	As of December 31, 2012
			Impaired	Impaired			Year-to-
	Unpaid		loans	loans with	Related	Year-to-	date interest
	contractual	Impaired	without an	an	allowance	date average	income
	principal	loan balance	allowance	allowance	recorded	loan balance	recognized

One-to-four family residential real estate	$1,029	$739	$57	$682	$165	$767	$19
Construction and land	10,486	8,752	6,395	2,357	388	9,211	302
Commercial real estate	2,833	2,833	2,833	-	-	3,352	-
Commercial loans	1,475	1,475	395	1,080	268	1,621	3
Agriculture loans	5	5	5	-	-	8	-
Municipal loans	772	772	641	131	65	779	20
Consumer loans	18	18	3	15	15	20	-
Total impaired loans	$16,618	$14,594	$10,329	$4,265	$901	$15,758	$344

At September 30, 2013, the Company had eight loan relationships consisting of twelve outstanding loans that were classified as TDRs compared to eight relationships consisting of thirteen outstanding loans at December 31, 2012.  During the first nine months of 2013, the Company classified a $278,000 commercial real estate loan as a TDR after modifying the loan payments to interest only in order to allow the borrower additional time to liquidate the properties securing the loan.  Since the loan was adequately secured, no impairment was recorded against the principal as of September 30, 2013.  During 2012, the Company classified a commercial loan relationship consisting of two commercial loans as a TDR after agreeing to extend the maturity of the loans while the borrower liquidated the business assets securing the loans.  The loans were repaid in the first quarter of 2013 and resulted in a net charge-off of $6,000.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured.  There were no loans as of September 30, 2013 that had been modified as TDRs and then subsequently defaulted.  At September 30, 2013, there were no commitments to lend additional funds to any loans classified as a TDR.  As of September 30, 2013, the Company had $270,000 of allowance recorded against loans classified as TDRs compared to $521,000 recorded at December 31, 2012.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of September 30, 2013			As of December 31, 2012
	Number of	Non-accrual	Accruing	Number of	Non-accrual	Accruing
	loans	balance	balance	loans	balance	balance

One-to-four family residential real estate	2	$438	$7	2	$485	$8
Construction and land	7	630	6,133	7	2,240	4,837
Commercial real estate	1	-	278	-	-	-
Commerical loans	-	-	-	2	196	-
Municipal loans	2	-	641	2	-	641
Total troubled debt restructurings	12	$1,068	$7,059	13	$2,921	$5,486

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $309.1 million and $263.5 million at September 30, 2013 and December 31, 2012, respectively.  Gross service fee income related to such loans was $189,000 and $145,000 for the quarters ended September 30, 2013 and 2012, respectively, and is included in fees and service charges in the consolidated statements of earnings.  Gross service fee income for the nine months ended September 30, 2013 and 2012 was $536,000 and $394,000, respectively.

The Company had a mortgage repurchase reserve of $418,000 at September 30, 2013 and December 31, 2012, which represents the Company’s best estimate of probable losses that the Company has incurred related to the repurchase obligation of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred.  Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment.  The Company did not make any provisions or charge any losses against the reserve during the first nine months of 2013.

5.	Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share includes the effect of all potential common shares outstanding during each period.  The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$1,285	$1,205	$4,134	$4,750
Weighted average common shares outstanding - basic (1)	2,935,833	2,922,435	2,928,243	2,922,207
Assumed exercise of stock options (1)	44,040	25,257	50,449	19,597
Weighted average common shares outstanding - diluted (1)	2,979,873	2,947,690	2,978,692	2,941,803
Net earnings per share (1):
Basic	$0.44	$0.41	$1.41	$1.63
Diluted	$0.43	$0.41	$1.39	$1.61

(1) Share and per share values for the period ended September 30, 2012 have been adjusted to give effect to the 5% stock dividend paid during December 2012.

The diluted earnings per share computations for the three and nine months ended September 30, 2013 include all unexercised stock options, while the diluted earnings per share computations for the three and nine months ended September 30, 2012 exclude unexercised stock options of 65,914 and 152,195, respectively, because their inclusion would have been anti-dilutive to earnings per share.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2013 and December 31, 2012, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of September 30,		As of December 31,
	2013		2012
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$12,130	$12,130	$14,920	$14,920
Investment securities:
Available-for-sale	232,873	232,873	213,300	213,300
Other securities	4,832	4,832	5,238	5,238
Loans, net	319,523	322,978	315,914	317,335
Loans held for sale, net	3,769	3,845	7,163	7,179
Mortgage servicing rights	2,213	3,168	1,679	1,859
Derivative financial instruments	230	230	334	334
Accrued interest receivable	2,580	2,580	2,589	2,589

Financial liabilities:
Non-maturity deposits	$341,958	$341,958	$311,565	$311,565
Time deposits	157,149	157,304	170,935	171,961
FHLB borrowings	35,698	37,992	38,426	42,904
Other borrowings	24,534	22,074	21,541	19,273
Derivative financial instruments	43	43	28	28
Accrued interest payable	349	349	410	410

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

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2013 or during the year ended December 31, 2012.

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

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2013
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$500	$500	$-	$-
U. S. federal agency obligations	17,234	-	17,234	-
Municipal obligations, tax exempt	82,733	-	82,733	-
Municipal obligations, taxable	53,682	-	53,682	-
Mortgage-backed securities	70,917	-	70,917	-
Common stocks	1,064	1,064	-	-
Certificates of deposit	6,743	-	6,743	-
Other securities	4,832	-	-	4,832
Derivative financial instruments	230	-	230	-
Liabilities:
Derivative financial instruments	$43	$-	$43	$-

(Dollars in thousands)		As of December 31, 2012
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$8,848	$-	$8,848	$-
Municipal obligations, tax exempt	77,286	-	77,286	-
Municipal obligations, taxable	38,142	-	38,142	-
Mortgage-backed securities	81,848	-	81,848	-
Common stocks	902	902	-	-
Certificates of deposit	6,274	-	6,274	-
Other securities	5,238	-	-	5,238
Derivative financial instruments	334	-	334	-
Liabilities:
Derivative financial instruments	$28	$-	$28	$-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value; however, adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral.  Collateral values are reviewed on a loan-by-loan basis through independent appraisals.  Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business.  Because many of these inputs are unobservable, the valuations are classified as Level 3.  The carrying value of the Company’s impaired loans was $13.6 million at September 30, 2013 and $14.6 million at December 31, 2012, with allocated allowances of $646,000 and $901,000, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of September 30, 2013			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans	$12,933	$-	$-	$12,933	$(61)
Loans held for sale, net	3,845	-	3,845	-	-
Mortgage servicing rights	3,168	-	-	3,168	212
Real estate owned, net	$455	$-	$-	$455	$(110)

		As of December 31, 2012			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans	$13,693	$-	$-	$13,693	$(758)
Loans held for sale, net	7,179	-	7,179	-	-
Mortgage servicing rights	1,859	-	-	1,859	(212)
Real estate owned, net	$2,444	$-	$-	$2,444	$(175)

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

9.	Subsequent Event

The Company announced the completion of the acquisition, by its wholly-owned subsidiary, Landmark National Bank, of Citizens Bank, National Association (“Citizens Bank”) from First Capital Corporation, effective November 1, 2013.  The purchase price consisted of cash of $1.3 million.  The acquisition was effected through the merger of Citizens Bank with and into Landmark National Bank.  As of October 31, 2013, Citizens Bank’s assets and liabilities consisted primarily of investments of $56.5 million, loans of $100.6 million and deposits of $177.0 million.  Based on preliminary estimates of the fair values of the net assets acquired, goodwill and other intangible assets are expected to be approximately $6.6 million.  Such fair values will be finalized prior to December 31, 2013.  The acquisition adds eight branches, located in Fort Scott, Iola, Kincaid, Lenexa, Mound City, Overland Park and Pittsburg, Kansas, to Landmark’s existing branch network, giving Landmark a total of 30 offices in 23 communities across Kansas. Due to the timing of the acquisition, pro forma financial information was not available as of the date of this filing.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank.  Landmark Bancorp is listed on the Nasdaq Global Market under the symbol “LARK”.  Landmark National Bank is dedicated to providing quality financial and banking services to its local communities.  Our overall strategy includes continuing a tradition of quality assets while also emphasizing growth in our commercial and commercial real estate loan portfolios.  We are committed to developing relationships with our borrowers and providing a total banking service.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.  In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities.  Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, advertising, federal deposit insurance costs, data processing expenses, foreclosure and real estate owned expense and provision for loan losses.

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

Our business consists of ownership of Landmark National Bank, with its main office in Manhattan, Kansas and twenty one branch offices across the state of Kansas as of September 30, 2013.  In August 2013, we entered into an agreement to acquire Citizens Bank, National Association (“Citizens Bank”).  Citizens Bank has its main office in Fort Scott, Kansas and seven branches located in eastern Kansas.  Citizens Bank, which was merged into Landmark National Bank on November 1, 2013, had approximately $185 million in assets.

Recent Regulatory Developments. In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is in the process of assessing the effect the Basel III Rules may have on the Company’s and Landmark National Bank’s capital positions and will monitor developments in this area.

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

Summary of Results.  During the third quarter of 2013, we recorded net earnings of $1.3 million, which was an increase from the $1.2 million of net earnings in the third quarter of 2012.  In the first nine months of 2013, our net earnings were $4.1 million, a decline from the $4.8 million of net earnings recorded in the same period of 2012.  The decline from our 2012 net earnings was primarily driven by a decline in gains on sales of loans, as one-to-four family residential mortgage loan originations volumes declined in the 2013 periods, as well higher non-interest expense.  While our net interest income and net interest margin improved slightly during the third quarter of 2013, as compared to the same period of 2012, our net interest income was lower during the nine months ending September 30, 2013 as the low interest rate environment over the past year continued to compress our net interest margin.  Further, gains on sale of investment securities contributed to higher net earnings during the first nine months of 2012, with no such gains occurring in the comparable periods of 2013.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net earnings:
Net earnings	$1,285	$1,205	$4,134	$4,750
Basic earnings per share (1)	$0.44	$0.41	$1.41	$1.63
Diluted earnings per share (1)	$0.43	$0.41	$1.39	$1.61
Earnings ratios:
Return on average assets (2)	0.80%	0.74%	0.87%	1.00%
Return on average equity (2)	8.19%	7.69%	8.72%	10.40%
Equity to total assets	10.03%	9.77%	10.03%	9.77%
Net interest margin (2) (3)	3.40%	3.35%	3.37%	3.49%
Dividend payout ratio	44.19%	44.19%	41.01%	33.53%

(1) Per share values for the periods ended September 30, 2012 have been adjusted to give effect to the 5% stock dividend paid during December 2012.
(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income.  Interest income for the quarter ended September 30, 2013 decreased $166,000 to $5.3 million, a decrease of 3.0% as compared to the same period of 2012.  Interest income on loans decreased $51,000, or 1.2%, to $4.1 million for the quarter ended September 30, 2013, due to lower tax equivalent yields earned on loans.  Our average tax equivalent yield on loans decreased to 4.94% in the third quarter of 2013 from 5.32% in the same period of 2012.  Partially offsetting the lower tax equivalent yields was an increase in our average loan balances, which increased to $330.1 million from $312.4 million over the same periods.  Interest income on investment securities decreased $115,000, or 8.5%, to $1.2 million for the third quarter of 2013, as compared to $1.4 million in the same period of 2012.  The decrease in interest income on investment securities was due to lower average balances and a decline in the tax equivalent yield on our investment securities portfolio.  The average balance of investment securities declined from $252.2 million in the third quarter of 2012 to $241.3 million in the third quarter of 2013 while our average yield declined from 2.61% to 2.53% over the same periods respectively.

Interest income for the nine months ended September 30, 2013 decreased $1.0 million to $15.7 million, a decrease of 6.2% as compared to the same period of 2012.  Interest income on loans decreased $639,000, or 5.0%, to $12.0 million for the first nine months of 2013, due to lower tax equivalent yields earned on loans.  Our average tax equivalent yield on loans decreased to 4.99% in the first nine months of 2013 from 5.44% in the same period of 2012.  Partially offsetting the lower tax equivalent yields was an increase in our average loan balances, which increased to $325.1 million from $314.4 million over the same periods.  Interest income on investment securities decreased $406,000, or 9.9%, to $3.7 million for the nine months ending September 30, 2013, as compared to the same period of 2012.  The decrease in interest income on investment securities was due to a decline in the tax equivalent yield on our investment portfolio from 2.79% during the first nine months of 2013 to 2.59% during the same period of 2013.  Also contributing to the lower income was a decline in our average balances of investment securities, which decreased from $237.3 million during the first nine months of 2012 to $234.5 million during the same period of 2013.

Interest Expense.  Interest expense during the quarter ended September 30, 2013 decreased $233,000, or 24.2%, to $731,000 as compared to the same period of 2012.  For the third quarter of 2013, interest expense on interest-bearing deposits decreased $213,000, or 40.6%, to $312,000 as a result of lower rates paid on our certificates of deposit, money market, NOW and savings accounts and lower average balances.  Our average total cost of deposits declined from 0.47% during the third quarter of 2012 to 0.30% during the same period of 2013 as we were able to reprice our deposits lower in the current low rate environment.  Our average interest-bearing deposit balances decreased from $443.2 million for the third quarter of 2012 to $418.2 million for the third quarter of 2013.  For the third quarter of 2013, interest expense on borrowings decreased $20,000, or 4.6%, to $419,000 due to a lower average rate on our borrowings.  Our average cost of borrowings decreased from 3.03% in the third quarter of 2012 to 2.49% in the same period of 2013.  Partially offsetting the lower cost of borrowings was an increase in our average outstanding borrowings from $57.6 million in the third quarter of 2012 to $66.8 million in the same period of 2013.

Interest expense during the nine months ended September 30, 2013 decreased $734,000, or 24.3%, to $2.3 million as compared to $3.0 milliion in the same period of 2012.  For the first nine months of 2013, interest expense on interest-bearing deposits decreased $648,000, or 38.3%, to $1.0 million as a result of lower rates paid on our certificates of deposit, money market, NOW and savings accounts and lower average balances.  Our average total cost of deposits declined from 0.53% during the first nine months of 2012 to 0.33% during the same period of 2013 as we were able to reprice our deposits lower in the current low rate environment.  Our average interest-bearing deposit balances decreased from $429.2 million for the first nine months of 2012 to $422.7 million for the first nine months of 2013.  For the nine months ended September 30, 2013, interest expense on borrowings decreased $86,000, or 6.5%, to $1.2 million due to a lower average rate on our borrowings.  Our average cost of borrowings decreased from 2.99% in the first nine months of 2012 to 2.67% in the same period of 2013.  Partially offsetting the lower cost of borrowings was an increase in our average outstanding borrowings from $59.3 million in the first nine months of 2012 to $62.1 million in the same period of 2013.

Net Interest Income.  Net interest income increased $67,000, or 1.5%, for the third quarter of 2013 to $4.6 million compared to the same period of 2012.  The increase in net interest income resulted from an increase in our net interest margin, on a tax equivalent basis, to 3.40% during the third quarter of 2013 from 3.35% during the same period of 2012.  Net interest margin increased primarily as a result of an increase in average loan balances.  The higher tax equivalent yield on our loans, as compared to the yield on our investment securities and cash, contributed to our increase in net interest margin.  Partially offsetting the higher average balances of loans was a decline in our average total interest-earning assets from $578.2 million in the third quarter of 2012 to $572.8 million in the third quarter of 2013 as our average balances of investment securities and cash declined.

Net interest income decreased $311,000, or 2.3%, for the first nine months of 2013 to $13.4 million compared to $13.7 million in the same period of 2012.  The lower net interest income resulted from a decline in our net interest margin, on a tax equivalent basis, to 3.37% during the first nine months of 2013 compared to 3.49% during the same period of 2012.  Net interest margin declined as we were unable to lower the costs of our interest-bearing liabilities to the extent necessary to offset the decline in our yields on assets in this low rate environment.  Partially offsetting the lower net interest margin was an increase in average interest-earning assets from $564.4 million during the first nine months of 2012 to $570.4 million during the same period of 2013.

See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 “Management’s Discussion and Analysis of Financial Condition” for additional details on asset yields, liability rates and net interest margin.

Provision for Loan Losses.  We maintain, and our Board of Directors monitors, an allowance for losses on loans.  The allowance is established based upon management's periodic evaluation of known and inherent risks in the loan portfolio, review of significant individual loans and collateral, review of delinquent loans, past loss experience, adverse situations that may affect the borrowers’ ability to repay, current and expected market conditions, and other factors management deems important.  Determining the appropriate level of reserves involves a high degree of management judgment and is based upon historical and projected losses in the loan portfolio and the collateral value or discounted cash flows of specifically identified impaired loans.   Additionally, allowance policies are subject to periodic review and revision in response to a number of factors, including current market conditions, actual loss experience and management’s expectations.

We recorded a $200,000 provision for loan losses during the third quarter of 2013 compared to $1.0 million in the same period of 2012.  We recorded net loan recoveries of $21,000 during the third quarter of 2013 compared to net loan charge-offs of $105,000 during the same period of 2012.  The higher provision for loan losses recorded in the third quarter of 2012 was principally associated with a $3.3 million land loan, which was classified as non-accrual and impaired after an updated appraisal indicated a significant decline in the value of the collateral securing the loan.  The land loan was  restructured during the fourth quarter of 2012.

Our provision for loan losses totaled $800,000 of during the first nine months of 2013 compared to $1.6 million during the same period of 2012.  We recorded net loan charge-offs of $255,000 during the first nine months of 2013 compared to net loan charge-offs of $140,000 during the same period of 2012.  The increase in charge-offs in the nine months ended September 30, 2013 was principally associated with liquidating the assets securing a previously identified and impaired $1.1 million commercial loan relationship, which was fully reserved as of December 31, 2012.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income.  Total non-interest income decreased $436,000, or 13.6%, to $2.8 million in the third quarter of 2013 compared to $3.2 million in the same period of 2012.  The decline in non-interest income was the result of a $579,000 decrease in gains on sales of loans as the volume of loans sold in the secondary market was lower in the third quarter of 2013 compared to a year earlier.  Further increases in mortgage rates may further reduce our gains on sales of loans in future periods as the origination volumes associated with refinancing slows.  Partially offsetting the decline in gains on sales of loans was a $103,000 increase in fees and service charges as a result of additional fees and service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others.  Bank owned life insurance income increased $33,000 in the third quarter of 2013, as compared to the same period of 2012, primarily as a result of the 2012 period including a penalty related to transferring certain of our policies to a different insurance company after our internal review identified credit quality concerns with the previous insurance company.

Total non-interest income decreased $959,000, or 10.8%, to $8.0 million in the first nine months of 2013 compared to $8.9 million in the same period of 2012.  The decrease in non-interest income was primarily the result of a $1.3 million decrease in gains on sales of loans due to lower volumes of loans sold in the secondary market in the first nine months of 2013 as compared to the same period of 2012.  Partially offsetting the decline in gains on sales of loans, was a $325,000 increase in fees and service charges as a result of additional fees and service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others.

Investment Securities Gains, Net.  We did not realize any gains or losses on our investment securities during the third quarter of 2013 or 2012.

During the first nine months of 2012, we recognized $359,000 in gains on sales of investment securities as a result of selling approximately $8.0 million of mortgage-backed investment securities.  Partially offsetting the gains on sales of investment securities was a credit-related, other-than-temporary impairment loss of $63,000 recognized during the first quarter of 2012 on one of our investments in pooled trust preferred securities.  We sold our portfolio of pooled trust preferred investment securities during the fourth quarter of 2012.  No such gains or losses were realized during the first nine months of 2013.

Non-interest Expense.  Non-interest expense increased $276,000, or 5.2%, to $5.5 million for the third quarter of 2013 compared to the same period of 2012.  The increase in non-interest expense was primarily the result of increases of $186,000 in foreclosure and other real estate expense and $112,000 in professional fees.  The increase in other real estate expense reflected losses associated with liquidating a substantial portion of our other real estate owned, while our professional fees increased as a result of costs associated with our acquisition of Citizens Bank.  Other non-interest expense increased by $108,000, primarily resulting from a cash fraud loss of $75,000, net of expected insurance recoveries of $315,000 that we have assessed as probable of collection.  See Part I, Item 4. “Controls and Procedures” for further discussion of this cash fraud loss.  Partially offsetting those increases was a $243,000 decline in amortization expense as a result of recording a $212,000 valuation allowance against our mortgage servicing rights during the third quarter of 2012 as an increase in mortgage rates decreased the estimated fair value of these assets as of September 30, 2012.

Non-interest expense increased $161,000, or 1.1%, to $15.3 million for the first nine months of 2013 compared to the same period of 2012.  The increase in non-interest expense was primarily the result of an increase of $216,000 in foreclosure and other real estate expense, which reflected losses associated with liquidating a substantial portion of our other real estate owned.  Other non-interest expense increased by $119,000, primarily as a result of the $75,000 net effect of the cash fraud loss noted above.  In addition, our acquisition of The Wellsville Bank on April 1, 2012 contributed to increases of $185,000 in compensation and benefits, $76,000 in federal deposit insurance premiums and $65,000 in data processing.  Partially offsetting those increases was a $429,000 decline in amortization expense.  During the third quarter of 2012, we recorded a $212,000 valuation allowance against our mortgage servicing rights which increased amortization expense for nine months ending September 30, 2012.  The valuation allowance was reversed during the second quarter of 2013 which reduced amortization expense for the nine months ending September 30, 2013.

Income Tax Expense.  During the third quarter of 2013, we recorded income tax expense of $342,000, compared to $267,000 during the same period of 2012.  Our effective tax rate increased from 18.1% in the third quarter of 2012 to 21.0% in the third quarter of 2013 as a result of higher earnings before income taxes, while tax-exempt income remained stable between the periods.

During the first nine months of 2013, we recorded income tax expense of $1.2 million, compared to $1.5 million during the same period of 2012. Our effective tax rate decreased from 23.6% in the first nine months of 2012 to 21.8% in the same period of 2013 as a result of lower earnings before income taxes, while tax-exempt income remained stable between the periods.

Financial Condition.  Despite measured improvement in certain metrics, general uncertainty with respect to economic conditions in the United States continues to affect our asset quality and performance.  Even though the geographic markets in which the Company operates have been impacted by these economic conditions in recent years, the effect has not been as severe as those experienced in some areas of the United States.  In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate.  Despite a few lingering problem loans that management is working to resolve, our asset quality has generally improved over the past few years.  Outside of identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution.  Our primary investing activities are the origination of commercial real estate, commercial, agriculture and consumer loans and the purchase of investment and mortgage-backed securities.  Total assets increased to $630.1 million at September 30, 2013, compared to $614.1 million at December 31, 2012.  Net loans, excluding loans held for sale, increased to $319.5 million at September 30, 2013 from $315.9 million at December 31, 2012.  The $3.6 million increase in loans was primarily the result higher outstanding balances of commercial real estate, one-to-four family residential real estate and agriculture loans.  Partially offsetting those increases were lower balances in our commercial, municipal, consumer and construction and land loans.  The decline in these loan balances is the result of multiple factors, including reduced loan demand from our customers, seasonal factors and early payoffs.  Generally, we originate fixed-rate, residential mortgage loans with maturities in excess of ten years for sale in the secondary market.  These loans are typically sold soon after the loan closing.  We also retain some of our newly originated one-to-four family residential real estate loans that meet internal criteria as well as secondary market qualifications.  We typically only retain loans with maturities of 15 years or less.  While we do not intend to significantly increase our one-to-four family residential real estate loan portfolio, we are currently continuing to slow the normal runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations will still be sold.  We do not originate and warehouse these fixed-rate residential loans for resale in order to speculate on interest rates.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity.  This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses.  At September 30, 2013, our allowance for loan losses totaled $5.1 million, or 1.58% of gross loans outstanding, as compared to $4.6 million, or 1.43% of gross loans outstanding, at December 31, 2012.

Loans past due 30-89 days and still accruing interest totaled $1.2 million, or 0.37% of gross loans at September 30, 2013 compared to $2.2 million, or 0.69% of gross loans, at December 31, 2012.  At September 30, 2013, $6.5 million in loans were on non-accrual status, or 2.01% of gross loans, compared to a balance of $9.1 million, or 2.84% of gross loans, at December 31, 2012.  Non-accrual loans consist of loans 90 or more days past due and certain impaired loans.  The decrease in non-accrual loans was principally associated with two loans.  During the second quarter of 2013, a $1.5 million land loan was returned to accrual status after a payment history was established based on the terms of the TDR that occurred in 2012.  Also reducing our non-accrual loan balances was the pay down of a $1.1 million commercial loan with proceeds from the liquidation of the borrower’s assets in the first quarter of 2013.  The remaining loan balance of $192,000 was charged off during the first quarter of 2013.  There were no loans 90 days delinquent and still accruing interest at September 30, 2013 or December 31, 2012.  Our impaired loans totaled $13.6 million at September 30, 2013 compared to $14.6 million at December 31, 2012.  The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2013 was related to TDRs that are current but still classified as impaired.  We recorded net loan charge-offs of $255,000 during the first nine months of 2013 compared to net loan charge-offs of $140,000 during the same period of 2012.  The increase in charge-offs in the nine months ended September 30, 2013 was principally associated with liquidating the assets securing a previously identified and impaired $1.1 million commercial loan relationship, which was fully reserved as of December 31, 2012.

At September 30, 2013, the Company had eight loan relationships consisting of twelve outstanding loans totaling $8.1 million that were classified as TDRs compared to eight relationships consisting of thirteen outstanding loans totaling $8.4 million at December 31, 2012.  During the first nine months of 2013, the Company classified a $278,000 commercial real estate loan as a TDR after modifying the loan payments to interest only in order to allow the borrower additional time to liquidate the properties securing the loan.  Since the loan was adequately secured, no impairment was recorded against the principal as of September 30, 2013.

During 2012, the Company classified a commercial loan relationship consisting of two commercial loans as a TDR after agreeing to extend the maturity of the loans while the borrower liquidated the business assets securing the loans.  The loans were repaid in the first quarter of 2013 and resulted in a net charge-off of $6,000.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships.  We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio.  At September 30, 2013, we had $455,000 of real estate owned compared to $2.4 million at December 31, 2012.  As of September 30, 2013, real estate owned primarily consisted of a few residential real estate properties.  The decline in real estate owned during the first nine months of 2013 was principally associated with the sale of a residential subdivision development, a commercial real estate building and land previously acquired by Landmark National Bank for expansion.  The Company is currently marketing all of the other properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions.  While we believe that our allowance for loan losses at September 30, 2013 and December 31, 2012 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts.  We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses.  In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses.  Deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution.  Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions.  We experienced a $16.6 million increase in total deposits during the first nine months of 2013, to $499.1 million at September 30, 2013, from $482.5 million at December 31, 2012.  The growth occurred in our non-interest-bearing demand, money market and NOW and savings accounts, while our time deposit balances declined.  Total borrowings increased $265,000 to $60.2 million at September 30, 2013, from $60.0 million at December 31, 2012.

Non-interest-bearing deposits at September 30, 2013 were $87.4 million, or 17.5% of deposits, compared to $75.9 million, or 15.7%, at December 31, 2012.  Money market and NOW deposit accounts were 40.8% of our deposit portfolio and totaled $203.4 million at September 30, 2013, compared to $190.3 million, or 39.5%, at December 31, 2012.  Savings accounts increased to $51.1 million, or 10.2% of deposits, at September 30, 2013, from $45.4 million, or 9.4%, at December 31, 2012.  Certificates of deposit decreased to $157.1 million, or 31.5% of deposits, at September 30, 2013, from $170.9 million, or 35.4%, at December 31, 2012.

Certificates of deposit at September 30, 2013, which are scheduled to mature in one year or less, totaled $100.3 million.  Historically, maturing deposits have generally remained with our bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows.  During the nine months ended September 30, 2013, our cash and cash equivalents decreased by $2.8 million.  Our operating activities provided net cash of $9.5 million during the first nine months of 2013.  Our investing activities used net cash of $27.8 million during the first nine months of 2013 as we purchased investment securities with our excess liquidity and our outstanding loan balances increased.  Financing activities provided net cash of $15.5 million during the first nine months of 2013 as a result of increased deposits.

Liquidity.   Our most liquid assets are cash and cash equivalents and investment securities available for sale.  The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period.  These liquid assets totaled $245.0 million at September 30, 2013 and $228.2 million at December 31, 2012.  During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy.  Excess funds are generally invested in short-term investments.  In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities.  At September 30, 2013, we had outstanding FHLB advances of $35.7 million and no borrowings against our line of credit with the FHLB.  At September 30, 2013, we had collateral pledged to the FHLB that would allow us to borrow an additional $12.3 million, subject to FHLB credit requirements and policies.  At September 30, 2013, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity was $14.8 million.  We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million under which we had no outstanding borrowings at September 30, 2013.  We had other borrowings of $24.5 million at September 30, 2013, which included $16.5 million of subordinated debentures and $8.0 million in repurchase agreements.  The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2014, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 3.75%.  This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2013.  There was no outstanding balance on the line of credit at September 30, 2013.

Off Balance Sheet Arrangements.  As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit.  Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party.  While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon.  We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit.  The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us.  Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities.  The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.1 million at September 30, 2013.

At September 30, 2013, we had outstanding loan commitments, excluding standby letters of credit, of $58.1 million.  We anticipate that sufficient funds will be available to meet current loan commitments.  These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital.  Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements.  Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.”  As of September 30, 2013 and December 31, 2012, both the Company and Landmark National Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action.  Management believes that as of September 30, 2013, the Company and Landmark National Bank met all capital adequacy requirements to which we are subject.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2013 and December 31, 2012:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Leverage	$65,359	10.41%	$25,103	4.00%	$31,379	5.00%
Tier 1 Capital	$65,359	17.28%	$15,129	4.00%	$22,693	6.00%
Total Risk Based Capital	$70,301	18.59%	$30,257	8.00%	$37,822	10.00%

As of December 31, 2012
Leverage	$61,839	10.09%	$24,504	4.00%	$30,631	5.00%
Tier 1 Capital	$61,839	16.39%	$15,092	4.00%	$22,638	6.00%
Total Risk Based Capital	$67,273	17.83%	$30,184	8.00%	$37,731	10.00%

The following is a comparison of Landmark National Bank’s regulatory capital to minimum capital requirements at September 30, 2013 and December 31, 2012:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Leverage	$64,133	10.25%	$25,025	4.00%	$31,282	5.00%
Tier 1 Capital	$64,133	17.03%	$15,066	4.00%	$22,598	6.00%
Total Risk Based Capital	$68,848	18.28%	$30,131	8.00%	$37,664	10.00%

As of December 31, 2012
Leverage	$60,463	9.90%	$24,433	4.00%	$30,541	5.00%
Tier 1 Capital	$60,463	16.09%	$15,029	4.00%	$22,543	6.00%
Total Risk Based Capital	$65,124	17.33%	$30,057	8.00%	$37,571	10.00%

Dividends.  During the quarter ended September 30, 2013, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations.  As described above, Landmark National Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2013.  The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval.  Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.  As of September 30, 2013, approximately $5.7 million was available to be paid as dividends to the Company by Landmark National Bank without prior regulatory approval.

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

Average Assets/Liabilities.  The following tables reflect the tax equivalent yields earned on average interest-earning assets and costs of average interest-bearing liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$1,441	$-	0.00%	$13,688	$7	0.20%
Investment securities (1)	241,253	1,538	2.53%	252,174	1,652	2.61%
Loans receivable, net (2)	330,101	4,106	4.94%	312,373	4,177	5.32%
Total interest-earning assets	572,795	5,644	3.91%	578,235	5,836	4.02%
Non-interest-earning assets	68,060			69,034
Total	$640,855			$647,269

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$208,210	$37	0.07%	$216,943	$81	0.15%
Savings accounts	50,724	4	0.03%	45,922	6	0.05%
Certificates of deposit	159,263	271	0.68%	180,289	438	0.97%
Total deposits	418,197	312	0.30%	443,154	525	0.47%
FHLB advances and other borrowings	66,760	419	2.49%	57,578	439	3.03%
Total interest-bearing liabilities	484,957	731	0.60%	500,732	964	0.77%
Non-interest-bearing liabilities	93,618			84,209
Stockholders' equity	62,280			62,328
Total	$640,855			$647,269

Interest rate spread (3)			3.31%			3.25%
Net interest margin (4)		$4,913	3.40%		$4,872	3.35%
Tax equivalent interest - imputed		321			347
Net interest income		$4,592			$4,525

Ratio of average interest-earning assets
to average interest-bearing liabilities			118.1%			115.5%

(1)	Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	balance	Interest	yield/rate	balance	Interest	yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$10,831	$20	0.25%	$12,713	$18	0.19%
Investment securities (1)	234,468	4,534	2.59%	237,277	4,955	2.79%
Loans receivable, net (2)	325,103	12,126	4.99%	314,435	12,810	5.44%
Total interest-earning assets	570,402	16,680	3.91%	564,425	17,783	4.21%
Non-interest-earning assets	67,892			69,159
Total	$638,294			$633,584

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$209,125	$125	0.08%	$205,411	$254	0.17%
Savings accounts	49,458	12	0.03%	43,797	24	0.07%
Certificates of deposit	164,108	907	0.74%	179,967	1,414	1.05%
Total deposits	422,691	1,044	0.33%	429,175	1,692	0.53%
FHLB advances and other borrowings	62,080	1,240	2.67%	59,295	1,326	2.99%
Total interest-bearing liabilities	484,771	2,284	0.63%	488,470	3,018	0.83%
Non-interest-bearing liabilities	90,120			84,096
Stockholders' equity	63,383			61,018
Total	$638,274			$633,584

Interest rate spread (3)			3.28%			3.38%
Net interest margin (4)		$14,396	3.37%		$14,765	3.49%
Tax equivalent interest - imputed		976			1,034
Net interest income		$13,420			$13,731

Ratio of average interest-earning assets
to average interest-bearing liabilities			117.7%			115.5%

(1)	Income on tax exempt securities is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax exempt loans is presented on a fully tax equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2013 vs 2012			2013 vs 2012
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(3)	$(4)	$(7)	$(2)	$4	$2
Investment securities	(67)	(47)	(114)	(60)	(361)	(421)
Loans	275	(346)	(71)	475	(1,159)	(684)
Total	205	(397)	(192)	413	(1,516)	(1,103)
Interest expense:
Deposits	(29)	(184)	(213)	(25)	(623)	(648)
Other borrowings	170	(190)	(20)	67	(153)	(86)
Total	141	(374)	(233)	42	(776)	(734)
Net interest income	$64	$(23)	$41	$371	$(740)	$(369)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy.  Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2013, and forecasting volumes for the twelve-month projection.  This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$566	3.1%
100 basis point rising	$311	1.7%
100 basis point falling	$(807)	(4.4)%
200 basis point falling	NM	NM

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

During the three months ended September 30, 2013, the Company’s management discovered an instance of employee fraud resulting in the loss of an aggregate $390,000 of vault cash at one of the Company’s branches over an extended period of time.  The employee suspected of perpetrating this fraud is no longer with the Company, and, as of the date of this report, the Company is continuing its investigation into this matter.  As a result of the discovery, the Company recorded a $75,000 loss in its consolidated financial statements as of September 30, 2013, representing the $390,000 gross loss, net of expected insurance proceeds of $315,000. The Company determined that any adjustments relating to prior-period financial statements were immaterial.

Although the employee fraud noted above was ultimately discovered as a result of high-level controls in place at the Company, management determined that the operation of the Company’s controls related to cash reconcilement and accounting was not effective to ensure consistent application of established policies and procedures, including those designed to detect or prevent certain unauthorized, fraudulent transactions, and that such deficiency constituted a material weakness in the Company’s internal control over financial reporting. The Company promptly took steps to enhance its cash controls and procedures to remediate such material weakness, including, among other things, the adoption of clarifying revisions to existing policies to aid in their effective implementation, adjustments to the level of precision at which the controls operate, enhancements to the segregation of certain duties, and additional communication from senior management regarding effective application of existing controls and procedures. In addition to these remedial measures, the Company performed a cash count at all of its branches utilizing the enhanced controls and procedures to ensure that cash totals reconciled to its financial statements.

Management has discussed these remedial actions with the Audit Committee of the Company’s board of directors and, as of the date of this report, anticipates that these measures will strengthen the Company’s internal control over financial reporting to the extent necessary to remedy the material weakness described above. However, because of the nature of certain of these remedial actions, their operational effectiveness may only be validated over a period of time. Accordingly, their successful implementation will continue to be observed and evaluated before management is able to conclude that the material weakness has been remediated. The Company cannot give assurances that these remedial actions will be successful or that it will not in the future identify further material weaknesses or significant deficiencies in the Company’s internal control over financial reporting that have not been discovered to date.

Other than as discussed above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

LANDMARK BANCORP, INC. AND SUBSIDIARY
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2012 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

On November 5, 2013, the Company entered into the Fifth Amendment (the “Amendment”) to the Revolving Credit Agreement, dated November 19, 2008 between the Company and First National Bank of Omaha, as amended (the “Credit Agreement”).  Under the Amendment, the maturity date of the Credit Agreement was extended to November 1, 2014. The Amendment also amended certain financial covenants included in the Credit Agreement.

ITEM 6.  EXHIBITS

Exhibit 10.1	Fifth Amendment to Revolving Credit Agreement, dated November 5, 2013, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; (v) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2013 and September 30, 2012; and (vi) Notes to Consolidated Financial Statements*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 14, 2013	/s/ Patrick L. Alexander
Patrick L. Alexander
Chairman and Chief Executive Officer

Date: November 14, 2013	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

