Form 10-K
period 2013-12-31
LANDMARK BANCORP INC
filed 2014-03-21
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $48.9 million. On March 17, 2014, the total number of shares of common stock outstanding was 3,155,263.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2014, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2013 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company which was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company. As of December 31, 2013, the Company had $828.8 million in consolidated total assets.

The Company is headquartered in Manhattan, Kansas and has expanded its geographic presence through past acquisitions. Effective November 1, 2013, the Company completed the acquisition of Citizens Bank, National Association (“Citizens Bank”). Effective April 1, 2012, the Company completed the acquisition of The Wellsville Bank. In May 2009, the Company acquired an additional branch in Lawrence, Kansas. The company completed several other mergers and acquisitions prior to 2009.

The Bank has continued to focus on originating greater numbers and amounts of commercial, commercial real estate and agricultural loans; however, generally weak loan demand over the past few years has made it difficult to grow these loan portfolios significantly. Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets as a result of its acquisitions. The Company’s main office is in Manhattan, Kansas with branch offices across the state of Kansas. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

The results of operations of the Bank and the Company are dependent primarily upon net interest income and, to a lesser extent, upon other income derived from sales of one-to-four family residential mortgage loans, loan servicing fees and customer deposit services. Additional expenses of the Bank include general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums, data processing, occupancy and related expenses.

Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowable under applicable federal law and regulation. The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as the chartering authority for national banks, and the FDIC, as the administrator of the DIF. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) with respect to reserves required to be maintained against deposits and certain other matters. The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank (the “FHLB”) of Topeka.

The Company’s executive office and the Bank’s main office are located at 701 Poyntz Avenue, Manhattan, Kansas 66502. The telephone number is (785) 565-2000.

Market Areas

The Bank’s primary deposit gathering and lending markets are geographically diversified with locations in central, eastern, southeast, and southwest Kansas. The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base. The Bank’s markets have not been immune to the effects of the challenging economic conditions of recent years. To varying degrees, the Bank’s markets generally have experienced flat commercial and residential real estate values, unemployment levels above historical norms and slow growth in consumer spending. Even though the geographic markets in which the Bank operates have been impacted by the economic conditions in recent years, the effect has not been as severe as those experienced in some areas of the United States. A brief description of the four geographic areas and the communities which the Bank serves is set forth below.

The central region of the Bank’s market area consists of the Bank’s locations in Auburn, Manhattan, Osage, City, Junction City, Wamego and Topeka, Kansas and includes the counties of Riley, Geary, Osage, Pottawatomie and Shawnee. The economies are significantly impacted by employment at Fort Riley Military Base in Junction City and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Topeka is the capital of Kansas and strongly influenced by the State of Kansas. Topeka and Manhattan are regional destinations for retail shopping as well as home to regional hospitals. Manhattan was also selected as the site of the new National Bio and Agro-Defense Facility, which is expected to have a significant impact on the regional economy as the facility is constructed and begins operations. Construction of the facility began in 2013 and is expected to be completed in five to seven years. Additionally, manufacturing and service industries also play a key role within the central Kansas market.

The Bank’s eastern Kansas branches are located in the communities of Lawrence, Lenexa, Louisburg, Osawatomie, Overland Park, Paola and Wellsville. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas. The eastern region is strongly influenced by the Kansas City market, which is the highest growth area in the State of Kansas. The region is influenced by public and private industries and businesses of all sizes. In addition, housing growth and commercial real estate are major drivers of the region’s economy. The Citizens Bank acquisition expanded the Bank’s presence in the eastern Kansas market with branches in Lenexa and Overland Park.

The southeast region of the Bank’s market area consists of the Bank’s locations in Fort Scott, Iola, Kincaid, Mound City and Pittsburg, Kansas. Agriculture, oil, and gas are the predominant industries in the southeast Kansas region. Both Fort Scott and Pittsburg are recognized as regional commercial centers within the southeast region of the state, which attracts small retail businesses to the region. Additionally, Pittsburg State University and Fort Scott Community College attract a number of individuals from the surrounding area to live within the communities to participate in educational programs and pursue a degree. Fort Scott is also home to a regional hospital. Additionally, manufacturing and service industries also play a key role within the southeast Kansas market. This market area primarily consists of branches acquired from Citizens Bank.

The Bank’s southwest Kansas branches are located in the communities of Dodge City in Ford County, Garden City in Finney County, Great Bend and Hoisington in Barton County and LaCrosse in Rush County. Agriculture, oil, and gas are the predominant industries in the southwest Kansas region. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small businesses, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, both communities have a community college, which attracts individuals from the surrounding areas.

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

Employees

At December 31, 2013, the Bank had a total of 292 employees (275 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

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

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are priced and originated following global underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of five years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. The Bank’s one-to-four family residential real estate loan portfolio increased primarily as a result of the acquisition of Citizens Bank during 2013; however, the Bank also retained some newly originated one-to-four family residential real estate loans that met internal criteria in addition to secondary market qualifications. These are typically loans with maturities of 15 years or less. While the Bank does not intend to increase its one-to-four family residential real estate loan portfolio, the Bank slowed the runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand; however, most of the new loan originations continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and commercial real estate. Construction and land loans generally have terms of less than 18 months and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The Bank has generally been reducing its exposure to construction and land loans over the past few years as a strategy to reduce risk. However, recently loan demand has begun to increase slightly for this type of loan.

Commercial Real Estate Lending. Commercial real estate loans, including multi-family loans, generally have amortization periods of 15 or 20 years. Commercial real estate and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank’s commercial real estate loan portfolio increased primarily as a result of the acquisition of Citizens Bank during 2013. The Bank continues to focus on generating additional commercial real estate loan relationships as well.

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

Municipal Lending. Loans to municipalities are generally related to equipment leasing or general fund loans. Terms are generally limited to 5 years. Equipment leases are generally made for the purchase of municipal assets and are secured by the leased asset. The Bank is generally not active in the origination of municipal loans and leases; however, the Bank may originate loans or leases for municipalities in its market area.

Agriculture Lending. Agricultural real estate loans generally have amortization periods of 20 years or less, during which time the Bank generally retains a security interest in the borrower’s real estate. The Bank also provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Farm product loans generally have a one-year term, and machinery, equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited to 75% of appraised value. While the 95% increase in the Bank’s agriculture loan portfolio in 2013 was primarily a result of the acquisition of Citizens Bank, the Bank continues to focus on generating additional agriculture loan relationships in each of its market areas.

Consumer and Other Lending. Loans classified as consumer and other loans include automobile, boat, home improvement and home equity loans. With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing. Home improvement loans and home equity loans are principally secured through second mortgages. The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. Home improvement and home equity loans are generally secured by a second mortgage on the borrower’s personal residence and, when combined with the first mortgage, limited to 80% of the value of the property unless further protected by private mortgage insurance. Home improvement loans are generally made for terms of five to seven years with fixed interest rates. Home equity loans are generally made for terms of ten years on a revolving basis with adjustable monthly interest rates tied to the national prime interest rate. Excluding the acquisition of Citizens Bank, which increased consumer loans during 2013, the Bank has experienced weak consumer loan demand and does not expect consumer loan demand to increase unless economic conditions continue to improve and the unemployment rate declines further.

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

The Bank is focusing on the generation of commercial, commercial real estate and agriculture loans to grow and diversify the loan portfolio. However, the challenging economic environment has materially impacted loan origination as a result of decreased demand for loans that meet the Bank’s credit standards. In several of the Bank’s markets there is an oversupply of newly constructed, speculative residential real estate properties and developed vacant lots. As a result of these issues, the Bank has curtailed land development and construction lending and does not expect this type of lending to increase significantly unless the economic outlook continues to improve and the supply and demand of residential housing and vacant developed lots is in balance. Economic conditions in recent years have also caused the Bank to increase underwriting requirements on other types of loans to ensure borrowers can meet repayment requirements.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the OCC, the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the recently created Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends. Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury has an investment.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the Dodd-Frank Act changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their businesses, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role is becoming fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place historically.

The Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” are being restricted to capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. Because the Company has assets of less than $15 billion, it is able to maintain its trust preferred proceeds, subject to certain restrictions, as Tier 1 Capital but will have to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to the following minimum capital standards:

•	A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other nonpermanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses. Further, “risk-weighted assets” for the purposes of the risk-weighted ratio calculations are balance sheet assets and off-balance-sheet exposures to which required risk-weightings of 0% to 100% are applied.

The capital standards described above are minimum requirements and will be increased under Basel III, as discussed below. Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the OCC and Federal Reserve, in order to be “well-capitalized,” a banking organization, under current federal regulations, must maintain:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,

•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The OCC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

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

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2013: (i) the Bank was not subject to a directive from the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under OCC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by OCC regulations. As of December 31, 2013, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act capital requirements.

The Basel International Capital Accords. The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.

U.S. Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).

The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.

The Basel III Rule requires:

•	A new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer.

The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk-weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages, with the risk weighting depending on, among other things, whether the mortgage was a prudently underwritten first lien mortgage.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Company is currently evaluating whether it will make the opt-out election.

Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015. However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

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

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Increasing Regulatory Emphasis on Capital” above.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company does not currently operate as a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

U.S. Government Investment in Bank Holding Companies. Events in the U.S. and global financial markets leading up to the global financial crisis, including deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country beginning in 2008. In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

On October 14, 2008, the Treasury announced a program that provided Tier 1 Capital (in the form of perpetual preferred stock and common stock warrants) to eligible financial institutions. This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institutions’ risk-weighted assets. The Company determined not to participate in the CPP.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act will increase shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

The Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the DIF to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. As such, on December 31, 2009, the Bank prepaid its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized three basis points beginning in 2011. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, was returned to the institution and normal quarterly payments resumed.

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

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009. Although the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage, that program expired on December 31, 2012.

FICO Assessments.   The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2013 was approximately 0.0064%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets, as required by the Dodd-Frank Act.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2013, the Bank paid supervisory assessments to the OCC totaling $177,000.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013. As of December 31, 2013, approximately $6.2 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank is subject to restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/ Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271,000 plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Federal Home Loan Bank System. The Bank is a member of the FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The Community Reinvestment Act requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its Community Reinvestment Act requirements.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities.

Commercial Real Estate Guidance. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio as of December 31, 2013, it did not exceed these guidelines at such time.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. Below are additional recent regulatory developments relating to consumer mortgage lending activities. The Company does not currently expect these provisions to have a significant impact on Bank operations; however, additional compliance resources will be needed to monitor changes.

Ability-to-Repay Requirement and Qualified Mortgage Rule. The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, that implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.” In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

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

Foreclosure and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. The Company cannot predict whether any such legislation will be passed or the impact, if any, it would have on the Company’s business.

Servicing. On January 17, 2013, the CFPB announced rules to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing. The new servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The new servicing rules also call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own. The new servicing rules took effect on January 10, 2014. Bank management is continuing to evaluate the full impact of these rules and their impact on mortgage servicing operations.

Additional Constraints on the Company and the Bank

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the act amends the BHCA to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if the following qualifications are met:

•	The TruPS CDO was established, and the interest was issued, before May 19, 2010;

•	The banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and

•	The banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or the Bank. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until the application of the final rules is fully understood, the precise financial impact of the rule on the Company, the Bank, their customers or the financial industry more generally, cannot be determined.

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

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2013.

The statistical data required by Guide 3 of the Securities Act of 1933 Industry Guides is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Years ended December 31,
	2013 vs 2012			2012 vs 2011
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(1)	$3	$2	$17	$6	$23
Investment securities
Taxable	43	(184)	(141)	432	(263)	169
Tax-exempt	2,191	(2,240)	(49)	(44)	39	(5)
Loans	992	(812)	180	74	(769)	(695)
Total	3,225	(3,233)	(8)	479	(987)	(508)
Interest expense:
Deposits	83	(855)	(772)	324	(935)	(611)
Borrowings	178	(235)	(57)	(303)	165	(138)
Total	261	(1,090)	(829)	21	(770)	(749)
Net interest income	$2,964	$(2,143)	$821	$458	$(217)	$241

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2013, 2012 and 2011. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
	Average balance	Interest	Yield/ cost	Average balance	Interest	Yield/ cost	Average balance	Interest	Yield/ cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$11,716	$29	0.25%	$11,927	$27	0.23%	$3,295	$4	0.12%
Investment securities
Taxable	162,288	2,772	1.71%	160,043	2,913	1.82%	126,512	2,744	2.17%
Tax-exempt (1)	83,287	3,523	4.23%	75,334	3,572	4.74%	66,854	3,576	5.35%
Loans receivable, net (2)	341,021	17,091	5.01%	315,213	16,911	5.37%	313,918	17,607	5.61%
Total interest-earning assets	598,312	23,415	3.91%	562,517	23,423	4.16%	510,579	23,931	4.69%
Non-interest-earning assets	71,010			69,163			67,461
Total	$669,322			$631,680			$578,040

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$222,112	$188	0.08%	$203,741	$313	0.15%	$171,295	$371	0.22%
Savings accounts	52,933	17	0.03%	44,289	29	0.07%	36,004	48	0.13%
Certificates of deposit	167,191	1,172	0.70%	178,508	1,807	1.01%	178,364	2,341	1.31%
Total deposits	442,236	1,377	0.31%	426,538	2,149	0.50%	385,663	2,760	0.72%
FHLB advances and other borrowings	63,672	1,704	2.68%	59,287	1,761	2.97%	68,929	1,899	2.76%
Total interest-bearing liabilities	505,908	3,081	0.61%	485,825	3,910	0.80%	454,592	4,659	1.02%
Non-interest-bearing liabilities	99,918			84,303			67,238
Stockholders' equity	63,496			61,552			56,210
Total	$669,322			$631,680			$578,040

Interest rate spread (3)			3.30%			3.36%			3.67%
Net interest margin (4)		$20,334	3.40%		$19,513	3.47%		$19,272	3.77%
Tax equivalent interest - imputed (1) (2)		1,303			1,371			1,345
Net interest income		$19,031			$18,142			$17,927

Ratio of average interest-earning assets to average interest-bearing liabilities		118.3%			115.8%			112.3%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities issued by an individual issuer held as of December 31, 2013 were in excess of 10% of the Company’s stockholders’ equity, excluding U.S. federal agency obligations. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB. The Company’s mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”). The Company’s investments in certificates of deposits consists of FDIC-insured certificates of deposits with other financial institutions.

	As of December 31,
	2013	2012	2011
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$500	$-	$-
U.S. federal agency obligations	19,643	8,848	9,164
Municipal obligations tax-exempt	91,793	77,286	69,629
Municipal obligations taxable	52,472	38,142	19,135
Mortgage-backed securities	125,593	81,848	94,472
Common stocks	1,103	902	819
Pooled trust preferred securities	-	-	405
Certificates of deposits	9,142	6,274	4,590
Total available-for-sale investment securities, at fair value	$300,246	$213,300	$198,214

FHLB stock	3,240	3,360	4,850
Federal Reserve Bank stock	1,920	1,765	1,761
Correspondent bank common stock	111	113	60
Total other securities, at cost	$5,271	$5,238	$6,671

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio, excluding common stocks, as of December 31, 2013. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2013
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$-	0.00%	$500	0.37%	$-	0.00%	$-	0.00%	$500	0.37%
U.S. federal agency obligations	80	3.60%	13,014	1.06%	6,147	1.35%	402	2.10%	19,643	1.18%
Municipal obligations tax-exempt	6,133	4.38%	31,465	3.53%	47,079	4.24%	7,116	6.25%	91,793	4.16%
Municipal obligations taxable	918	1.18%	34,272	1.68%	13,653	2.15%	3,629	4.05%	52,472	1.96%
Mortgage-backed securities	1,542	2.57%	81,872	2.00%	22,491	2.33%	19,688	1.85%	125,593	2.04%
Certificates of deposits	3,382	0.82%	5,760	0.82%	-	0.00%	-	0.00%	9,142	0.82%
Total	$12,055	2.90%	$166,883	2.10%	$89,370	3.24%	$30,835	3.13%	$299,143	2.58%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance
One-to-four family residential real estate	$125,087	$88,454	$79,108	$79,631	$89,295
Construction and land	23,776	23,435	21,672	23,652	36,864
Commercial real estate	119,390	88,790	93,786	92,124	99,459
Commercial loans	61,383	64,570	57,006	57,286	61,347
Agriculture loans	62,287	31,935	39,052	38,836	38,205
Municipal loans	8,846	9,857	10,366	5,393	5,672
Consumer loans	18,600	13,417	13,584	14,385	16,922
Total gross loans	419,369	320,458	314,574	311,307	347,764
Net deferred loan costs and loans in process	187	37	214	328	442
Allowance for loan losses	(5,540)	(4,581)	(4,707)	(4,967)	(5,468)
Loans, net	$414,016	$315,914	$310,081	$306,668	$342,738

Percent of total
One-to-four family residential real estate	29.8%	27.6%	25.2%	25.6%	25.7%
Construction and land	5.7%	7.3%	6.9%	7.6%	10.6%
Commercial real estate	28.5%	27.7%	29.8%	29.6%	28.6%
Commercial loans	14.6%	20.1%	18.1%	18.4%	17.6%
Agriculture loans	14.9%	10.0%	12.4%	12.5%	11.0%
Municipal loans	2.1%	3.1%	3.3%	1.7%	1.6%
Consumer loans	4.4%	4.2%	4.3%	4.6%	4.9%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2013. The table does not include unscheduled prepayments.

	As of December 31, 2013
	< 1 year	1-5 years	> 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate	$15,888	$51,243	$57,956	$125,087
Construction and land	17,565	4,398	1,813	23,776
Commercial real estate	19,276	47,308	52,806	119,390
Commercial loans	40,012	18,773	2,598	61,383
Agriculture loans	32,764	13,678	15,845	62,287
Municipal loans	1,722	1,691	5,433	8,846
Consumer loans	5,294	8,369	4,937	18,600
Total gross loans	$132,521	$145,460	$141,388	$419,369

The following table sets forth the dollar amount of all loans due after December 31, 2014 and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2013
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate	$73,332	$35,867	$109,199
Construction and land	3,807	2,404	6,211
Commercial real estate	28,602	71,512	100,114
Commercial loans	13,639	7,732	21,371
Agriculture loans	17,016	12,507	29,523
Municipal loans	7,124	-	7,124
Consumer loans	3,238	10,068	13,306
Total gross loans	$146,758	$140,090	$286,848

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). Under the original terms of the Company’s non-accrual loans as of December 31, 2013, interest earned on such loans for the years ended December 31, 2013, 2012 and 2011 would have increased interest income by $511,000, $164,000 and $47,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2013, 2012 and 2011.

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Total non-accrual loans	$9,836	$9,108	$1,419	$4,817	$11,830
Accruing loans over 90 days past due	-	-	-	-	-
Non-performing investments	-	-	1,104	1,125	1,528
Real estate owned, net	400	2,444	2,264	3,194	1,129
Total non-performing assets	$10,236	$11,552	$4,787	$9,136	$14,487

Performing TDRs	$6,920	$5,846	$1,071	$531	$531

Total non-performing loans to total gross loans	2.35%	2.84%	0.45%	1.55%	3.45%
Total non-performing assets to total assets	1.24%	1.88%	0.80%	1.63%	2.48%
Allowance for loan losses to non-performing loans	94.30%	50.30%	331.71%	103.11%	46.22%

The increase in non-accrual loans during 2013 was principally associated with a $4.0 million commercial loan relationship which was placed on non-accrual status as the business performance deteriorated and the borrower agreed to sell the business. Partially offsetting that increase during 2013 was the return to accrual status of $1.5 million of a $2.2 million land loan that was subject to a troubled debt restructuring (“TDR”) in 2012 after a payment history was established based on the terms of the TDR. Also reducing our non-accrual loan balances in 2013 was the pay down of a $1.1 million commercial loan with proceeds from the liquidation of the borrower’s assets in 2013. The remaining loan balance of $192,000 was charged off. The increase in non-accrual loans during 2012 was principally associated with the two loans discussed above as well as a commercial loan relationship consisting of $4.4 million in real estate and land loans, which was placed on non-accrual status after the borrower declared bankruptcy. The Company’s non-accrual loans decreased $10.4 million from December 31, 2009 to December 31, 2011 primarily as a result of the charge-off of two loans which were placed on non-accrual status during 2009. These two loans consisted of a $4.3 million construction loan and a $2.4 million commercial agriculture loan and were primarily responsible for the increase in the Company’s non-accrual loans during 2009. During 2010, the Company charged off the remaining balance of $2.3 million associated with the commercial agriculture loan and $3.3 million of the construction loan. The remaining $1.0 million balance of the construction loan was charged off in 2011.

At December 31, 2013, the $400,000 of real estate owned primarily consisted of a few residential real estate properties. The decline in real estate owned during 2013 was principally associated with the sale of a residential subdivision development, a commercial real estate building and land previously acquired by the Bank for expansion. The increase in real estate owned during 2012 was primarily associated with $587,000 of real estate owned acquired in The Wellsville Bank acquisition. Partially offsetting the increase in 2012 was a charge of $175,000 to reflect declines in the fair value of certain real estate owned and from the sales of residential properties. The decline in real estate owned during 2011 was primarily related to recording a charge of $517,000 to reflect declines in the fair value of certain real estate owned and from the sales of residential properties. During 2010, real estate owned increased by $2.1 million primarily as the result of foreclosure on loans that were non-performing at December 31, 2009. The increase was primarily the result of the foreclosure on a residential subdivision development as the Company took possession of the real estate after the development slowed and the borrower was unable to comply with the contractual terms of the loan and a loan settlement where the Company took possession of a commercial real estate building. As noted above, this residential subdivision development was sold by the Company in 2013. As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2013 the Company believed its allowance for loan losses was adequate based on the evaluation of the loan portfolio’s inherent risk.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates and for the periods indicated:

	As of and for the year ending December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balances at beginning of year	$4,581	$4,707	$4,967	$5,468	$3,871
Provision for loan losses	800	1,900	2,000	5,900	3,300
Charge-offs:
One-to-four family residential real estate	(93)	(70)	(110)	(387)	(153)
Construction and land	(53)	(1,749)	(1,173)	(3,474)	(330)
Commercial real estate	(11)	-	(434)	(96)	(17)
Commercial loans	(200)	(70)	(590)	(8)	(1,404)
Agriculture loans	-	-	(1)	(2,327)	-
Municipal loans	(65)
Consumer loans	(194)	(238)	(132)	(178)	(122)
Total charge-offs	(616)	(2,127)	(2,440)	(6,470)	(2,026)
Recoveries:
One-to-four family residential real estate	202	20	41	10	6
Construction and land	523	4	4	-	200
Commercial real estate	-	-	37	-	-
Commercial loans	20	12	14	17	72
Agriculture loans	-	39	35	10	-
Consumer loans	30	26	49	32	45
Total recoveries	775	101	180	69	323
Net recoveries (charge-offs)	159	(2,026)	(2,260)	(6,401)	(1,703)
Balances at end of year	$5,540	$4,581	$4,707	$4,967	$5,468

Allowance for loan losses as a percent of total gross loans outstanding	1.32%	1.43%	1.50%	1.60%	1.57%
Net loans (recovered) charged off as a percent of average net loans outstanding	(0.05%)	0.66%	0.74%	1.93%	0.48%

During 2013, we had net loan recoveries of $159,000. The net loan recoveries were primarily associated with a previously charged-off $4.3 million construction loan and recoveries on the payoff of a one-to-four family residential real estate loan which had been partially charged-off as part of a TDR in 2010. During 2012, we had net loan charge-offs of $2.0 million compared to $2.3 million during 2011. The net loan charge-offs in 2012 were primarily associated with two land loans that were the subject of TDRs, resulting in charge-offs to reduce the loans down to the market value of the collateral. The net loan charge-offs in 2011 and 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which had previously experienced a significant decline in the appraised value of the collateral securing the loan. Due to additional delays associated with the litigation to collect payment from the guarantor, we charged-off $3.3 million in 2010 and the remaining $1.0 million balance on this loan in 2011. We recovered a portion of this loan in 2013 and continue to pursue additional recovery from the guarantor of this loan. In addition to the charge-off of the construction loan, the 2011 period also reflects a charge-off related to a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which were charged down to market value after we acquired ownership of the property securing the loans during 2011. The commercial real estate property was sold during 2011 without incurring any further losses. In addition to the construction loan noted above, the 2010 charge-offs were primarily related to a $2.4 million agriculture loan. The 2009 charge-offs were primarily related to a commercial loan relationship that was liquidated in bankruptcy.

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

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate	$732	29.8%	$714	27.6%	$560	25.2%	$395	25.6%	$625	25.7%
Construction and land	1,343	5.7%	1,214	7.3%	928	6.9%	1,193	7.6%	1,326	10.6%
Commercial real estate	1,970	28.5%	1,313	27.7%	1,791	29.8%	1,571	29.6%	705	28.6%
Commercial loans	769	14.6%	707	20.1%	745	18.1%	1,173	18.4%	623	17.6%
Agriculture loans	545	14.9%	367	10.0%	433	12.4%	397	12.5%	2,103	11.0%
Municipal loans	47	2.1%	107	3.1%	130	3.3%	99	1.7%	-	1.6%
Consumer loans	134	4.4%	159	4.2%	120	4.3%	139	4.6%	86	4.9%
Total	$5,540	100.0%	$4,581	100.0%	$4,707	100.0%	$4,967	100.0%	$5,468	100.0%

The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans during 2013 and 2012 was related to an increase in outstanding loan balances while the 2011 increase was related to higher levels of non-accrual loans in the loan category. The decline in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans between December 31, 2009 and December 31, 2010 was primarily the result of the decline in the outstanding balances. The allocation of the allowance for loan losses on construction and land loans increased in 2013 and 2012 as a result of increases in loan balances and in the specific allowance related to an impaired land loan after declining in each of 2010 and 2011 as a result of a decline in outstanding loan balances as well as increased charge-offs. The allocation of the allowance for loan losses on commercial real estate loans increased in 2013 as a result of higher outstanding loan balances while the 2012 decline was the result of lower outstanding loan balances. The increases in 2010 and 2011 were related primarily to declines in the estimated fair value of certain collateral dependent impaired loans, increased historical charge-offs and management’s judgment to increase the risk factors used to determine the allowance for loan losses. The increase in 2010 and decline in 2011 of the allocation of the allowance for loan losses on commercial loans was primarily due to a specific allowance recorded on the operating loans associated with a $2.0 million commercial loan relationship. The decline in 2010 allocation of the allowance for loan losses on agriculture loans was primarily related to a $2.3 million commercial agriculture loan that was impaired during 2009 and charged off in 2010. The allowance for loan losses is discussed in more detail in the “Non-performing Assets” and “Asset Quality and Distribution” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2013, we believed the Company’s allowance for loan losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s inherent risk.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years ended:

(Dollars in thousands)	Years ended December 31,
	2013		2012		2011
Non-interest bearing demand	$90,964		$75,828		$59,859
Money market and NOW accounts	222,112	0.08%	203,741	0.15%	171,295	0.22%
Savings accounts	52,933	0.03%	44,289	0.07%	36,004	0.13%
Certificates of deposit	167,191	0.70%	178,508	1.01%	178,364	1.31%
Total	$533,200		$502,366		$445,522

The following table presents the maturities of jumbo certificates of deposit (amounts of $100,000 or more).

(Dollars in thousands)	As of December 31,
	2013	2012
Three months or less	$17,259	$17,110
Over three months through six months	9,928	10,287
Over six months through 12 months	15,424	15,896
Over 12 months	17,631	15,742
Total	$60,242	$59,035

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2013	2012	2011
Return on average assets	0.70%	1.01%	0.78%
Return on average equity	7.33%	10.34%	7.98%
Equity to total assets	7.57%	10.31%	9.88%
Dividend payout ratio	48.32%	33.33%	44.72%

VII. Short-term Borrowings

Information on short-term borrowings is excluded as the average balances of each category of short-term borrowings was less than 30 percent of stockholders’ equity at December 31, 2013, 2012 and 2011.

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

We operate in a highly regulated industry and the laws and regulations to which we are subject, or changes in them, or our failure to comply with them, may adversely affect us.

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

Economic conditions in recent years, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  In recent years the U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

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

Recent legislative and regulatory reforms applicable to the financial services industry may have a significant impact on our business, financial condition and results of operations.

The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008–09 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which will increase both the amount and quality of capital that financial institutions must hold.

The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, affects large and small financial institutions alike, including several provisions that impact how community banks, thrifts and small bank and thrift holding companies will operate in the future. Among other things, the Dodd-Frank Act changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than its deposit base, permanently raises the current standard deposit insurance limit to $250,000, and expands the FDIC’s authority to raise the premiums we pay for deposit insurance. The legislation allows financial institutions to pay interest on business checking accounts, contains provisions on mortgage-related matters (such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties) and establishes the CFPB as an independent entity within the Federal Reserve. This entity has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Moreover, the Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at all publicly traded companies.

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). The Basel III Rule not only increases most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now generally qualify as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. However, the Basel III Rule permits banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital. Generally, financial institutions will become subject to the Basel III Rule on January 1, 2015 with a phase-in period through 2019 for many of the changes.

The implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, will impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management is actively reviewing the provisions of the Dodd-Frank Act and the Basel III Rule, many of which are to be phased-in over the next several months and years, and assessing the probable impact on our operations. However, the ultimate effect of these changes on the financial services industry in general, and us in particular, is uncertain at this time.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although general economic conditions have improved, certain sectors remain weak, and unemployment remains at levels above historical norms, including in the state of Kansas, where most of our customers are located. In addition, local governments and many businesses continue to experience difficulty due to suppressed levels of consumer spending and liquidity in the credit markets.

Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures had a significant negative impact on the capitalization level of the DIF, which, in turn, led to a significant increase in deposit insurance premiums paid by financial institutions.

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

Overall, although showing signs of improvement, the business environment in recent years was unfavorable for many households and businesses in the United States. While economic conditions in the state of Kansas and the United States have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. Such conditions could materially and adversely affect us.

The soundness of other financial institutions could negatively affect us.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. In the past defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of the difficulties or failures of other banks, which would increase the capital we need to support our growth.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered appropriate by management to absorb loan losses that are inherent in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan loses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2013 and 2012 our allowance for loan losses as a percentage of total loans was 1.32% and 1.43%, respectively, and as a percentage of total non-performing loans was 56.32% and 50.30%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb probable losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $125.1 million and $88.5 million, or 29.8% and 27.6%, of our loan portfolio at December 31, 2013 and 2012, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

Depressed residential real estate market prices and historically lower levels of home sales of recent years, have the potential to adversely affect our one-to-four family residential mortgage portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.

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

The repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. Although this development has not meaningfully impacted our interest expense in the current low-rate, high-liquidity environment in which competition among financial institutions for deposits is generally low, if competitive pressures in the future require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on us.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans comprised $61.4 million and $64.6 million, or 14.6% and 20.1%, of our loan portfolio at December 31, 2013 and 2012, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agricultural loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Agriculture operating loans comprised $35.2 million and $25.8 million, or 8.4% and 8.1%, of our loan portfolio at December 31, 2013 and 2012, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2013 and 2012, agricultural real estate loans totaled $27.1 million and $6.1 million, or 6.5% and 1.9% of our total loan portfolio, respectively. The increase was primarily a result of our acquisition of Citizens Bank during 2013. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

Our business is concentrated in and dependent upon the continued growth and welfare of the markets in which we operate, including eastern, central, southeast and southwest Kansas.

We operate primarily in eastern, central, southeast and southwest Kansas, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Although each market we operate in is geographically and economically diverse, our success depends upon the business activity, population, income levels, deposits and real estate activity in each of these markets. Although our customers’ business and financial interests may extend well beyond our market area, adverse economic conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

Finally, it is possible that the integration of Citizens Bank could result in the loss of key employees of Citizens Bank or disruption of our ongoing business or inconsistencies in standards, procedures and policies that would adversely affect our ability to maintain relationships with clients or employees. If we have difficulties with the integration process, we not achieve the benefits, economic or otherwise, of our acquisition of Citizens Bank.

We face intense competition in all phases of our business from other banks and financial institutions.

The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may able to compete more effectively as a result. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

Interest rates and other conditions impact our results of operations.

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented in the section entitled “Item 7.A Quantitative and Qualitative Disclosures About Market Risk.” Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

We may be required to record impairment charges on our investment securities if they suffer declines in value that are considered other-than-temporary. If the credit quality of the securities in our investment portfolio deteriorates, we may also experience a loss in interest income from the suspension of either interest or dividend payments. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate or adverse actions by regulators could have a negative effect on our investment portfolio in future periods.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2013, we had $144.3 million of municipal securities, which represented 48.0% of our total securities portfolio. With the economic crisis that began to unfold in 2008, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, fails to continue to improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of non-performing loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

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

As of December 31, 2013, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled 9.8 million, or 2.35% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $10.2 million, or 1.24% of total assets. In addition, we had $1.4 million in accruing loans that were 30-89 days delinquent as of December 31, 2013.

Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These non-performing loans and other real estate also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial, construction, land and residential) is a large portion of our loan portfolio. These categories were $268.3 million, or approximately 64.0% of our total loan portfolio as of December 31, 2013, as compared to $200.7 million, or approximately 62.6%, as of December 31, 2012. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition. In light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience additional deterioration in credit performance by our real estate loan customers.

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

Although our common shares are listed for trading on the Nasdaq Global Market under the symbol “LARK,” the trading in our common shares has substantially less liquidity than many other publicly traded companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future.

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

Our $21.7 million of subordinated debentures are held by three business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our common stock.

We are subject to changes in accounting principles, policies or guidelines.

Our financial performance is impacted by accounting principles, policies and guidelines. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

Our framework for managing risks may not be effective in mitigating risk and loss to us.

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has 30 offices in 23 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott (3), Garden City, Great Bend (2), Hoisington, Iola, Junction City, Kincaid, LaCrosse, Lawrence (2), Lenexa, Louisburg, Mound City, Osage City, Osawatomie, Overland Park, Paola, Pittsburg, Topeka (2), Wamego and Wellsville, Kansas. The Company owns its main office in Manhattan, Kansas and 24 branch offices and leases five branch offices. The Company leases one branch office in each of Fort Scott, Iola, Pittsburg, Topeka, and Wamego, Kansas. The Pittsburg, Kansas branch was purchased in the first quarter of 2014. The Company also leases a parking lot for one of the Dodge City branch offices it owns.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol "LARK" since 2001. At December 31, 2013, the Company had approximately 348 owners of record and approximately 966 beneficial owners of our common stock. Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years. Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2013 and 2012.

Year ended December 31, 2013	High	Low	Cash dividends paid
First Quarter	$20.45	$18.37	$0.1810
Second Quarter	21.43	19.15	0.1810
Third Quarter	20.85	17.39	0.1810
Fourth Quarter	20.66	18.10	0.1810

Year ended December 31, 2012	High	Low	Cash dividends paid
First Quarter	$18.77	$15.88	$0.1723
Second Quarter	19.50	17.03	0.1723
Third Quarter	19.38	17.24	0.1723
Fourth Quarter	20.37	17.14	0.1723

The Company’s ability to pay dividends is largely dependent upon the dividends it receives from the Bank. The Company and the Bank are subject to regulatory limitations on the amount of cash dividends they may pay. See “Item 1. Business – Supervision and Regulation – The Company – Dividend Payments” and “Business - Supervision and Regulation – The Bank – Dividend Payments” for a more detailed description of these limitations.

In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our then-outstanding common stock. Unless terminated earlier by resolution of the Board of Directors, the May 2008 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2013, there were 108,006 shares remaining to repurchase under the plan. The Company did not repurchase any shares during the year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$828,755	$614,067	$598,240	$561,506	$584,167
Loans, net	414,016	315,914	310,081	306,668	342,738
Investment securities	305,517	218,538	204,885	175,872	169,619
Cash and cash equivalents	29,735	14,920	17,501	9,735	12,379
Deposits	687,486	482,500	454,134	431,314	438,595
Borrowings	68,744	59,967	76,597	70,301	82,183
Stockholders’ equity	62,692	63,333	59,120	53,817	53,895

Selected Operating Data:
Interest income	22,112	22,052	22,586	24,351	27,266
Interest expense	3,081	3,910	4,659	6,305	9,086
Net interest income	19,031	18,142	17,927	18,046	18,180
Provision for loan losses	800	1,900	2,000	5,900	3,300
Net interest income after provision for loan losses	18,231	16,242	15,927	12,146	14,880
Non-interest income	10,705	12,020	8,901	9,140	8,436
Investment securities gains (losses), net	-	423	114	172	(952)
Non-interest expense	23,535	20,504	19,954	20,030	18,946
Earnings before income taxes	5,401	8,181	4,988	1,428	3,418
Income tax expense (benefit)	746	1,814	504	(615)	146
Net earnings	4,655	6,367	4,484	2,043	3,272
Earnings per share (1):
Basic	1.51	2.08	1.46	0.70	1.13
Diluted	1.49	2.06	1.46	0.70	1.13
Dividends per share (1)	0.72	0.69	0.66	0.63	0.60
Book value per common share outstanding (1)	19.96	20.64	19.27	17.63	17.81

Other Data:
Return on average assets	0.70%	1.01%	0.78%	0.35%	0.54%
Return on average equity	7.33%	10.34%	7.98%	3.73%	6.18%
Equity to total assets	7.56%	10.31%	9.88%	9.58%	9.23%
Net interest rate spread (2)	3.30%	3.36%	3.67%	3.65%	3.39%
Net interest margin (2)	3.40%	3.47%	3.77%	3.78%	3.57%
Non-performing assets to total assets	1.24%	1.88%	0.80%	1.63%	2.48%
Non-performing loans to total gross loans	2.35%	2.84%	0.45%	1.55%	3.45%
Allowance for loan losses to total gross loans	1.32%	1.43%	1.50%	1.60%	1.57%
Dividend payout ratio	48.32%	33.33%	44.72%	92.31%	55.27%
Number of full service banking offices	30	22	21	21	21

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2013, 2012, 2011, 2010 and 2009.
(2)	Presented on a taxable equivalent basis, using a 34% federal tax rate.

Our selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements, including the related notes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE PROFILE AND OVERVIEW

Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank. The Company is listed on the Nasdaq Global Market under the symbol “LARK.” The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of quality assets while growing our commercial, commercial real estate and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty nine additional branch offices in central, eastern, southeast and southwest Kansas. In August 2013, we entered into an agreement to acquire Citizens Bank, National Association (“Citizens Bank”). Citizens Bank had its main office in Fort Scott, Kansas and seven branches located in eastern Kansas. Citizens Bank, which was merged into Landmark National Bank on November 1, 2013, had approximately $195 million in assets.

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

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods to determine the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value. The Company performed a step one impairment test as of December 31, 2013 by comparing the implied fair value of the Company’s single reporting unit to its carrying value. Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s step one impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

Intangible assets include core deposit intangibles, lease intangibles and mortgage servicing rights. Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. Lease intangible assets are amortized over the life of the lease. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset carrying value, using estimates of undiscounted future cash flows over the asset’s remaining life. Any impairment loss is measured by the excess of carrying value over fair value. Mortgage servicing assets are recognized as separate assets when rights are acquired through the sale of financial assets, primarily one-to-four family real estate loans. Mortgage servicing rights are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are recorded at the lower of amortized cost or estimated fair value, and are evaluated for impairment based upon the fair value of the retained rights as compared to amortized cost.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

SUMMARY OF PERFORMANCE. Net earnings for 2013 decreased $1.7 million, or 26.9%, to $4.7 million as compared to $6.4 million for 2012. The decrease in net earnings was primarily the result of $1.9 million of costs associated with our acquisition of Citizens Bank and a $1.9 million decrease in gains on sale of loans during 2013 as higher mortgage rates decreased our origination and sale volumes of one-to-four family residential real estate loans. Partly offsetting those impacts was a $1.1 million decrease in our provision for loan losses, a benefit from our improving asset quality and net loan recoveries in 2013. Our acquisition of Citizens Bank also contributed to the increases in net interest income, non-interest income (excluding the effects of the decline in gains on sales of loans) and non-interest expenses as a result of the eight additional branches assumed in the acquisition.

Net interest income for 2013 increased $889,000 to $19.0 million, or 4.9% higher than the $18.1 million recorded for 2012. Our net interest margin, on a tax equivalent basis, decreased from 3.47% during 2012 to 3.40% in 2013. The lower net interest margin was offset by an increase in average interest-earning assets from $562.5 million during 2012 to $598.3 million during 2013. Average interest-earning asset balances increased primarily as a result of the acquisition of Citizens Bank. It is unlikely that we will be able to increase our net interest margin from current levels in the near term and may continue to see a decline, as we currently expect to reinvest our future cash flows into lower yielding investments and may not be able to renew our current loans at the same rates.

We distributed a 5% stock dividend for the 13th consecutive year in December 2013. All per share and average share data in this section reflect the 2013 and 2012 stock dividends.

Interest Income. Interest income for 2013 increased $60,000 to $22.1 million, an increase of 0.3% as compared to 2012. Interest income on loans increased $237,000, or 1.4%, to $17.0 million for 2013, due to an increase in average balances from $315.2 million in 2012 to $341.0 million in 2013. Partially offsetting the higher average balances was a decline in the tax equivalent yields earned on loans from 5.37% in 2012 to 5.01% in 2013. Interest income on investment securities decreased $177,000, or 3.3%, to $5.2 million for 2013, as compared to $5.3 million for 2012. The decrease in interest income on investment securities was due to a decline in the tax equivalent yield on our investment portfolio from 2.76% during 2012 to 2.56% during 2013. Partially offsetting the lower average rates was an increase in our average balances of investment securities, which increased from $235.4 million during 2012 to $245.6 million during 2013. The increase in our average balances of loans and investment securities was primarily a result of the assets acquired from Citizens Bank while the yields declined as our assets repriced lower in the current low interest rate environment.

Interest Expense. Interest expense during 2013 decreased $829,000, or 21.2%, to $3.1 million as compared to $3.9 million for 2012. Interest expense on interest-bearing deposits decreased $772,000, or 35.9%, to $1.4 million as a result of lower rates on our certificates of deposit, money market, NOW and savings accounts. Our total cost of interest-bearing deposits declined from 0.50% during 2012 to 0.31% during 2013 as we were able to reprice our deposits lower in the current low rate environment. Our average interest bearing deposit balances increased from $426.5 million to $442.2 million over the same periods due to our acquisition of Citizens Bank. For 2013, interest expense on borrowings decreased $57,000, or 3.2%, to $1.7 million due to our average cost of borrowings declining from 2.97% in 2012 to 2.68% in 2013. Partially offsetting the lower average cost of borrowings was an increase in outstanding balances on our borrowings. Our average outstanding borrowings increased from $59.3 million in 2012 to $63.7 million in 2013 primarily as a result of borrowing assumed in our Citizens Bank acquisition.

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

During 2013, net interest income increased $889,000, or 4.9%, to $19.0 million compared to $18.1 million in 2012. The increase in net interest income was primarily attributable to higher average interest-earning assets, which increased from $562.5 million in 2012 to $598.3 million in 2013 primarily as a result of our acquisition of Citizens Bank in the fourth quarter of 2013. Partially offsetting the higher interest-earning assets was a decline in net interest margin, on a tax-equivalent basis, to 3.40% during 2013 compared to 3.47% during 2012, as we were generally unable to lower the costs of interest-bearing liabilities to the extent necessary to offset the decline in yields on assets in this low rate environment.

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

Our provision for loan losses declined $1.1 million to $800,000 in 2013 as compared to $1.9 million in 2012, as a result of improvements in our asset quality during 2013. During 2013, we had net loan recoveries of $159,000 compared to net loan charge-offs of $2.0 million during 2012. The net loan recoveries during 2013 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which was charged-off in 2009 and 2010 and recoveries on the payoff of a one-to-four family residential real estate loan which had been partially charged-off as part of a TDR in 2010. The net loan charge-offs in 2012 were primarily associated with two land loans that were subject to TDRs, resulting in charge-offs to reduce the loans down to the market value of the collateral. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income decreased $1.3 million, or 10.9%, to $10.7 million in 2013 compared to $12.0 million in 2012, primarily as a result of a $1.9 million decrease in gains on sales of loans as higher mortgage rates led to lower volumes of loans sold in the secondary market in 2013 as compared to 2012. Further increases in mortgage rates may reduce our gains on sales of loans in future periods as the origination volumes associated with refinancing continue to slow. Partially offsetting the decline in gains on sales of loans was a $486,000 increase in fees and service charges received on deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. The increase was attributable to both our acquisition and organic growth.

InVESTMENT SECURITIES GAINS (LOSSES). No gains or losses on investment securities were recognized during 2013. During 2012, we realized $486,000 of gains on sales of investment securities primarily as a result of selling $25.8 million of high-quality mortgage-backed investment securities, as we capitalized on what we believed to be premium pricing that existed in the markets for these types of securities during 2012. Included in the net gain were $309,000 in losses recorded on the sale of our portfolio of pooled trust preferred investment securities. Partially offsetting the net gain in 2012 was a $63,000 credit-related, other-than-temporary impairment loss on one of our three investments in pooled trust preferred investment securities. No such gains or losses were recorded during 2013.

Non-interest Expense. Non-interest expense increased $3.0 million, or 14.8%, to $23.5 million in 2013 compared to 2012. The increase in non-interest expense was primarily associated with $1.9 million of costs associated with our acquisition of Citizens Bank during 2013 compared to $147,000 of acquisition costs related to The Wellsville Bank in 2012. Increases of approximately $790,000 in compensation and benefits, $343,000 in occupancy and equipment, $190,000 in other non-interest expense and $150,000 in data processing were primarily associated with the operation of the eight additional branches assumed in the acquisition of Citizens Bank during 2013. Partially offsetting those increases was a $429,000 decline in amortization expense. A valuation allowance of $212,000 was recorded against our mortgage servicing rights during 2012 as lower mortgage rates decreased the estimated fair value of the assets. As mortgage rates increased in 2013, the valuation allowance was reversed, which reduced amortization expense in 2013.

INCOME TAXES. During 2013, we recorded income tax expense of $746,000, which constituted an effective tax rate of 13.8%, compared to an income tax expense of $1.8 million and an effective tax rate of 22.2% in 2012. The decrease in our effective tax rate in 2013 was driven by a decrease in earnings before income taxes compared to 2012, while tax-exempt investment income and bank owned life insurance income remained similar between the years.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

SUMMARY OF PERFORMANCE. Net earnings for 2012 increased $1.9 million, or 42.0%, to $6.4 million as compared to $4.5 million for 2011. The improvement in net earnings was primarily the result of a $3.1 million increase in non-interest income. The increase in non-interest income was primarily the result of a $2.9 million increase in gains on sales of loans as low mortgage rates increased our origination and sale volumes of one-to-four family residential real estate loans. Also contributing to our improved earnings was a $215,000 increase in net interest income, a $100,000 decrease in our provision for loan losses and an increase of $309,000 in net gains on investment securities. Partially offsetting those improvements were increases of $550,000 in non-interest expense and $1.3 million in income tax expense.

Net interest income for 2012 increased $215,000 to $18.1 million, or 1.2% higher than the $17.9 million recorded for 2011. Our net interest margin, on a tax equivalent basis, decreased from 3.77% during 2011 to 3.47% in 2012. Net interest margin declined as deposit growth outpaced loan demand, resulting in higher levels of investment securities and cash and cash equivalents, which typically earn lower yields than loans. The lower net interest margin was partially offset by an increase in average interest-earning assets from $510.6 million during 2011 to $562.5 million during 2012. Average interest-earning asset balances increased primarily as a result of the acquisition of The Wellsville Bank.

Interest Income. Interest income for 2012 decreased $534,000 to $22.1 million, a decrease of 2.4% as compared to $22.6 million for 2011. Interest income on loans decreased $718,000, or 4.1%, to $16.7 million for 2012, due to lower tax equivalent yields earned on loans. Our average tax equivalent yield on loans decreased to 5.37% in 2012 from 5.61% in 2011. Partially offsetting the lower yields was an increase in average balances, which increased from $313.9 million in 2011 to $315.2 million in 2012. Interest income on investment securities increased $184,000, or 3.6%, to $5.3 million for 2012, as compared to 2011. The increase in interest income on investment securities was due to higher average balances of investment securities, which increased from $193.4 million during 2011 to $235.4 million during 2012 resulting in part from our purchases of additional investment securities with excess liquidity and in part from our acquisition of The Wellsville Bank. Partially offsetting the effects of this increase in average balances was a decline in the tax equivalent yield on our investment portfolio from 3.27% during 2011 to 2.76% during 2012. The yield on our investment securities declined as the current interest rate environment resulted in the purchase of lower yielding investment securities with funds from the maturities, prepayments and sales of higher yielding investment securities.

Interest Expense. Interest expense during 2012 decreased $749,000, or 16.1%, to $3.9 million as compared to $4.7 million for 2011. Interest expense on interest-bearing deposits decreased $611,000, or 22.1%, to $2.1 million as a result of lower rates on our certificates of deposit, money market, NOW and savings accounts. Our total cost of deposits declined from 0.72% during 2011 to 0.50% during 2012 as we were able to reprice our deposits lower in the low rate environment. Our average deposit balances increased from $385.7 million to $426.5 million over the same periods due both to organic growth and our acquisition of The Wellsville Bank. For 2012, interest expense on borrowings decreased $138,000, or 7.3%, to $1.8 million due to lower outstanding balances on our borrowings. Our average outstanding borrowings declined from $68.9 million in 2011 to $59.3 million in 2012 as we repaid our lower rate, short-term borrowings with excess liquidity, which increased our average cost of borrowings from 2.76% in 2011 to 2.97% in 2012.

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

Provision for Loan Losses. Our provision for loan losses declined $100,000 to $1.9 million in 2012 as compared to $2.0 million in 2011. Our provision for loan losses declined during 2012, despite an increase in our non-accrual loans, as our evaluation of the collateral securing those loans indicated that an increase in the specific allowances was not required. During 2012, we had net loan charge-offs of $2.0 million compared to $2.3 million during 2011. The net loan charge-offs in 2012 were primarily associated with two land loans that were subject to TDRs, resulting in charge-offs to reduce the loans down to the market value of the collateral. The net loan charge-offs in 2011 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which had previously experienced a significant decline in the appraised value of the collateral securing the loan. Due to additional delays associated with the litigation to collect payment from the guarantor, we charged-off the remaining $1.0 million balance on this loan in 2011. In addition to the charge-off of the construction loan, the 2011 period also reflects a charge-off relating to a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which was charged down to market value after we acquired ownership of the property securing the loans during 2011. The commercial real estate property was sold during 2011 without incurring any further losses. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income increased $3.1 million, or 35.0%, to $12.0 million in 2012 as compared to $8.9 million for 2011. The increase in non-interest income was primarily the result of a $2.9 million increase in our gains on sales of loans, as the volume of loans sold in the secondary market was higher in 2012 as compared to 2011 as low mortgage rates increased refinancing activity. In addition, our fees and service charges increased by $385,000, or 7.9%, as a result of higher fees and service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. Partially offsetting these increases was a $117,000 decline in other non-interest income which had been elevated in 2011 due to gains on sales of other real estate.

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

Non-interest Expense. Non-interest expense increased $550,000, or 2.8%, to $20.5 million in 2012 compared to $20.0 million for 2011. Increases of $447,000 in other non-interest expense, $356,000 in compensation and benefits, $147,000 in acquisition costs, $116,000 in occupancy and equipment and $89,000 in data processing were primarily associated with the acquisition and operation of The Wellsville Bank. In addition, amortization expense increased $400,000 in 2012 primarily as a result of recording a $212,000 valuation allowance against our mortgage servicing rights. The continual decline in mortgage rates decreased the estimated fair value of these assets as it became more likely that some of the loans we serve will be refinanced. Our amortization expense also increased as we increased our one-to-four family residential real estate loans serviced for others portfolio and recorded the associated mortgage servicing rights and amortization expense. Partially offsetting those increases were declines of $473,000 in professional fees, $320,000 in foreclosure and real estate owned, $110,000 in advertising and $101,000 in federal deposit insurance premiums. The decrease in professional fees was primarily related to engaging consultants in 2011 to help us review internal processes and procedures to identify additional opportunities to improve financial performance, without any comparable cost incurred in the 2012 period. The decline in foreclosure and other real estate expense was the result of lower valuation allowances recorded in 2012. Our advertising expense declined as we emphasized sales training and reduced our advertising costs. Our federal deposit insurance premiums declined in 2012 due to the lower assessment rates that began in the second quarter of 2011.

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

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$5,177	$5,204	$5,323	$6,408
Interest expense	795	758	731	797
Net interest income	4,382	4,446	4,592	5,611
Provision for loan losses	300	300	200	-
Net interest income after provision for loan losses	4,082	4,146	4,392	5,611
Non-interest income	2,634	2,543	2,779	2,749
Investment securities gains, net	-	-	-	-
Non-interest expense	4,881	4,863	5,544	8,247
Earnings before income taxes	1,835	1,826	1,627	113
Income tax expense (benefit)	395	417	342	(408)
Net earnings	$1,440	$1,409	$1,285	$521
Earnings per share (1):
Basic	$0.47	$0.46	$0.41	$0.17
Diluted	$0.46	$0.45	$0.41	$0.17

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$5,531	$5,729	$5,489	$5,303
Interest expense	1,039	1,015	964	892
Net interest income	4,492	4,714	4,525	4,411
Provision for loan losses	300	300	1,000	300
Net interest income after provision for loan losses	4,192	4,414	3,525	4,111
Non-interest income	2,672	3,028	3,215	3,105
Investment securities gains, net	164	132	-	127
Non-interest expense	4,729	5,130	5,268	5,377
Earnings before income taxes	2,299	2,444	1,472	1,966
Income tax expense	572	626	267	349
Net earnings	$1,727	$1,818	$1,205	$1,617
Earnings per share (1):
Basic	$0.56	$0.59	$0.40	$0.53
Diluted	$0.56	$0.59	$0.39	$0.52

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2013 and 2012.

FINANCIAL CONDITION. Despite measured improvement in certain metrics, general uncertainty with respect to economic conditions in the United States continues to affect our asset quality and performance. Even though the geographic markets in which the Company operates have been impacted by these economic conditions in recent years, the effect has not been as severe as those experienced in some areas of the United States. In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Despite a few lingering problem loans that management continues to work to resolve, our asset quality has generally improved over the past few years. Outside of identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment and mortgage-backed securities. Total assets increased to $828.8 million at December 31, 2013, compared to $614.1 million at December 31, 2012. Net loans, excluding loans held for sale, increased to $414.0 million at December 31, 2013 from $315.9 million at December 31, 2012. The increase in total assets and loans was primarily the result of our acquisition of Citizens Bank on November 1, 2013.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At December 31, 2013, our allowance for loan losses totaled $5.5 million, or 1.32% of gross loans outstanding, as compared to $4.6 million, or 1.43% of gross loans outstanding, at December 31, 2012. The decrease in the allowance for loan losses as a percent of gross loans outstanding is associated with our acquisition of $95.1 million of loans from Citizens Bank. The loans were recorded at fair value and no allowance for loans was recorded on the acquisition date.

As of December 31, 2013 and 2012, approximately $14.6 million and $12.5 million, respectively, of loans not included in the non-performing asset table were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at December 31, 2013 and 2012, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.4 million, or 0.34% of gross loans at December 31, 2013 compared to $2.2 million, or 0.69% of gross loans, at December 31, 2012. At December 31, 2013, $9.8 million in loans were on non-accrual status, or 2.35% of gross loans, compared to a balance of $9.1 million, or 2.84% of gross loans, at December 31, 2012. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. The increase in non-accrual loans during 2013 was principally associated with a $4.0 million commercial loan relationship which was placed on non-accrual status as the business performance deteriorated and the borrower agreed to sell the business. Partially offsetting that increase during 2013 was the return to accrual status of $1.5 million of a $2.2 million land loan that was subject to a TDR in 2012 after a payment history was established based on the terms of the TDR. Also reducing our non-accrual loan balances in 2013 was the pay down of a $1.1 million commercial loan with proceeds from the liquidation of the borrower’s assets in 2013. The remaining loan balance of $192,000 was charged off. There were no loans 90 days delinquent and still accruing interest at December 31, 2013 or December 31, 2012. Our impaired loans totaled $16.8 million at December 31, 2013 compared to $14.6 million at December 31, 2012. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2013 was related to TDRs that are current but still classified as impaired. We recorded net loan recoveries of $159,000 during 2013 compared to net loan charge-offs of $2.0 million during 2012. The net loan recoveries in 2013 were primarily associated with a previously charged-off $4.3 million construction loan and recoveries on the payoff of a one-to-four family residential real estate loan which had been partially charged-off as part of a TDR in 2010.

At December 31, 2013, the Company had seven loan relationships consisting of eleven outstanding loans that were classified as TDRs compared to eight relationships consisting of thirteen outstanding loans at December 31, 2012. During 2013, the Company classified a $278,000 commercial real estate loan as a TDR after modifying the loan payments to interest only in order to allow the borrower additional time to liquidate the properties securing the loan. Since the loan was adequately secured, no impairment was recorded against the principal as of December 31, 2013.

During 2012, the Company classified a commercial loan relationship consisting of two commercial loans as a TDR after agreeing to extend the maturity of the loans while the borrower liquidated the business assets securing the loans. The loans were repaid in the first quarter of 2013 and resulted in a net charge-off of $6,000.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2013, we had $400,000 of real estate owned compared to $2.4 million at December 31, 2012. As of December 31, 2013, real estate owned primarily consisted of a few residential real estate properties. The decline in real estate owned during 2013 was principally associated with the sale of a residential subdivision development, a commercial real estate building and land previously acquired by Landmark National Bank for expansion. The Company is currently marketing all of the remaining properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during recent years, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. While we believe that our allowance for loan losses at December 31, 2013 and December 31, 2012 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a $205.0 increase in total deposits during 2013, to $687.5 million at December 31, 2013, from $482.5 million at December 31, 2012. The increase in deposits was primarily attributable to $181.9 million of deposits assumed in the acquisition of Citizens Bank. Excluding the acquisition, our deposits growth totaled $23.1 million and occurred in our non-interest-bearing demand, money market and NOW and savings accounts, while our time deposit balances declined. Total borrowings increased $8.8 million to $68.7 million at December 31, 2013, from $60.0 million at December 31, 2012. The increase was primarily a result of assuming $7.5 million of repurchase agreements and $5.2 million of subordinated debentures in the acquisition.

Non-interest-bearing deposits at December 31, 2013 were $124.5 million, or 18.1% of deposits, compared to $75.9 million, or 15.7%, at December 31, 2012. Money market and NOW deposit accounts were 44.7% of our deposit portfolio and totaled $307.0 million at December 31, 2013, compared to $190.3 million, or 39.5%, at December 31, 2012. Savings accounts increased to $69.8 million, or 10.1% of deposits, at December 31, 2012, from $45.4 million, or 9.4%, at December 31, 2012. Certificates of deposit totaled $186.2 million, or 27.1% of deposits, at December 31, 2012, compared to $170.9 million, or 35.4%, at December 31, 2012.

Certificates of deposit at December 31, 2013, scheduled to mature in one year or less totaled $122.9 million. Historically, maturing deposits have generally remained with the Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

CASH FLOWS. During 2013, our cash and cash equivalents increased by $14.8 million. Our operating activities provided net cash of $12.1 million in 2013. Our investing activities used net cash of $16.6 million during 2013, primarily as we purchased investment securities with cash received in our acquisition of Citizens Bank and from increased deposit balances. Our financing activities provided net cash of $19.3 million during 2013, primarily as a result of an increase in deposit balances, excluding the effect of our acquisition of Citizens Bank. We received net cash of $25.0 million as a result of assuming $194.3 million of liabilities and acquiring $169.3 million of assets in the acquisition of Citizens Bank.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $330.0 million at December 31, 2013 and $228.2 million at December 31, 2012. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2013, we had outstanding FHLB advances of $35.7 million and no borrowings against our line of credit with the FHLB. At December 31, 2013, we had collateral pledged to the FHLB that would allow us to borrow an additional $12.5 million, subject to FHLB credit requirements and policies. At December 31, 2013, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $14.8 million. We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million in available credit under which we had no outstanding borrowings at December 31, 2013. We had other borrowings of $33.1 million at December 31, 2013, which included $20.7 million of subordinated debentures and $12.4 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2014, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 3.75%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2013. There was no outstanding balance on the line of credit at December 31, 2013.

OFF BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.6 million at December 31, 2013.

At December 31, 2013, we had outstanding loan commitments, excluding standby letters of credit, of $69.1 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2013, we maintained a leverage capital ratio of 7.89% and a total risk-based capital ratio of 13.85%. As shown by the following table, our capital exceeded the minimum capital requirements at December 31, 2013 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$58,605	7.89%	$29,710	4.0%
Tier 1 capital	58,605	11.61%	20,189	4.0%
Total risk-based capital	69,888	13.85%	40,378	8.0%

At December 31, 2013, the Bank maintained a leverage ratio of 8.46% and a total risk-based capital ratio of 13.56%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements at December 31, 2013 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$62,553	8.46%	$29,565	4.0%
Tier 1 capital	62,553	12.43%	20,133	4.0%
Total risk-based capital	68,243	13.56%	40,267	8.0%

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums and we expect that they will allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of December 31, 2013 and 2012, we were rated "well capitalized", which is the highest rating available under this capital-based rating system. We have $21.7 million in trust preferred securities which, in accordance with current capital guidelines, has been included in capital as of December 31, 2013. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2013, we paid a quarterly cash dividend of $0.19 per share to our stockholders. Additionally, we distributed a 5% stock dividend for the 13th consecutive year in December 2013. The quarterly cash dividends were $0.181 per share as adjusted to give effect to the 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2013, approximately $6.2 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

Additionally, our ability to pay dividends is limited by the subordinated debentures that are held by three business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.

EFFECTS OF INFLATION

Our consolidated financial statements and accompanying footnotes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of our operations because our assets and liabilities are primarily monetary and interest rates have a greater impact on our performance than do the effects of inflation.

RECENT ACCOUNTING DEVELOPMENTS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under ASU 2011-11, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2013-01: Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities was issued in January 2013, and amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs were effective for annual and interim periods beginning January 1, 2013. Adoption of ASU 2011-11 and ASU 2013-01 did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU became effective for annual and interim periods beginning January 1, 2013. Adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. These amendments allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and London Interbank Offered Rate on swaps. The amendments were effective on a prospective basis for new or redesignated hedging relationships on July 17, 2013. Adoption of ASU 2013-10 did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. To eliminate diversity in practice, ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual and interim periods beginning after December 15, 2013. Adoption of ASU 2013-11 did not have a significant impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments require companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments are effective for interim and annual periods beginning January 1, 2015. The adoption of ASU 2014-04 is not expected to have a significant effect on the Company's consolidated financial statements.

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

Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity “gap” analysis. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2013 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$000's change in net interest income	% change in net interest income
200 basis point rising	$170	0.7%
100 basis point rising	94	0.4%
100 basis point falling	(939)	(3.9)%

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

("GAP" TABLE)

As of December 31, 2013
	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$14,892	$18,988	$138,977	$132,660	$305,517
Loans	79,096	138,627	177,666	26,491	421,880
Total interest-earning assets	$93,988	$157,615	$316,643	$159,151	$727,397

Interest-bearing liabilities:
Certificates of deposit	$40,771	$82,120	$63,258	$46	$186,195
Money market and NOW accounts	-	16,649	290,365	-	307,014
Savings accounts	-	-	69,797	-	69,797
Borrowed money	33,064	27	35,653	-	68,744
Total interest-bearing liabilities	$73,835	$98,796	$459,073	$46	$631,750

Interest sensitivity gap per period	$20,153	$58,819	$(142,430)	$159,105	$95,647
Cumulative interest sensitivity gap	20,153	78,972	(63,458)	95,647

Cumulative gap as a percent of total interest-earning assets	2.77%	10.86%	(8.72)%	13.15%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	127.29%	145.75%	89.95%	115.14%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Act and the rules and regulations promulgated thereunder, as well as rules recently adopted by the federal bank regulatory agencies to implement Basel III) and the effects of increases in FDIC premiums.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve.
•	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of declines in real estate markets.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results is included in “Item 1A. Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Landmark Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri
March 21, 2014

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2013	2012
Assets
Cash and cash equivalents	$29,735	$14,920
Investment securities:
Available-for-sale, at fair value	300,246	213,300
Other securities	5,271	5,238
Loans, net	414,016	315,914
Loans held for sale, net	7,864	7,163
Premises and equipment, net	20,634	14,967
Bank owned life insurance	17,342	16,701
Goodwill	17,532	13,075
Other intangible assets, net	4,811	2,394
Real estate owned, net	400	2,444
Accrued interest and other assets	10,904	7,951
Total assets	$828,755	$614,067

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$124,480	$75,891
Money market and NOW	307,014	190,309
Savings	69,797	45,365
Time, $100,000 and greater	60,242	59,035
Time, other	125,953	111,900
Total deposits	687,486	482,500

Federal Home Loan Bank borrowings	35,689	38,426
Other borrowings	33,055	21,541
Accrued interest, taxes, and other liabilities	9,833	8,267
Total liabilities	766,063	550,734

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 3,140,577 and 3,068,389 shares issued and outstanding at December 31, 2013 and 2012, respectively	31	29
Additional paid-in capital	36,400	32,223
Retained earnings	27,187	27,623
Accumulated other comprehensive (loss) income, net	(926)	3,458
Total stockholders’ equity	62,692	63,333

Total liabilities and stockholders’ equity	$828,755	$614,067

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2013	2012	2011
Interest income:
Loans:
Taxable	$16,699	$16,345	$17,108
Tax-exempt	261	378	333
Investment securities:
Taxable	2,801	2,940	2,748
Tax-exempt	2,351	2,389	2,397
Total interest income	22,112	22,052	22,586
Interest expense:
Deposits	1,377	2,149	2,760
Borrowings	1,704	1,761	1,899
Total interest expense	3,081	3,910	4,659
Net interest income	19,031	18,142	17,927
Provision for loan losses	800	1,900	2,000
Net interest income after provision for loan losses	18,231	16,242	15,927
Non-interest income:
Fees and service charges	5,757	5,271	4,886
Gains on sales of loans, net	3,777	5,680	2,775
Bank owned life insurance	561	540	594
Other	610	529	646
Total non-interest income	10,705	12,020	8,901

Investment securities:
Net impairment losses	-	(63)	(72)
Gains on sales of investment securities, net	-	486	186
Investment securities gains, net	-	423	114

Non-interest expense:
Compensation and benefits	10,578	9,788	9,432
Occupancy and equipment	3,333	2,990	2,874
Acquisition costs	1,886	147	-
Professional fees	1,102	961	1,434
Data processing	992	842	753
Amortization of intangibles	749	1,178	778
Federal deposit insurance premiums	441	364	465
Advertising	435	443	554
Foreclosure and real estate owned expense	370	332	652
Other	3,649	3,459	3,012
Total non-interest expense	23,535	20,504	19,954
Earnings before income taxes	5,401	8,181	4,988
Income tax expense	746	1,814	504
Net earnings	$4,655	$6,367	$4,484
Earnings per share:
Basic (1)	$1.51	$2.08	$1.46
Diluted (1)	$1.49	$2.06	$1.46

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2013, 2012 and 2011.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Net earnings	$4,655	$6,367	$4,484
Net unrealized holding gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recorded in earnings	-	327	190
Net unrealized holding (losses) gains on all other available-for-sale securities	(6,967)	(102)	4,139
Less reclassification adjustment for gains included in earnings	-	(423)	(114)
Net unrealized (losses) gains	(6,967)	(198)	4,215
Income tax (benefit) expense	(2,583)	(77)	1,558
Total comprehensive income	$271	$6,246	$7,141

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2010	$26	$27,102	$25,767	$922	$53,817
Net earnings	-	-	4,484	-	4,484
Comprehensive income	-	-	-	2,657	2,657
Dividends paid ($0.66 per share) (1)	-	-	(2,014)	-	(2,014)
Stock-based compensation	-	107	-	-	107
Exercise of stock options, 5,228 shares, including excess tax benefit of $12	-	69	-	-	69
5% stock dividend, 132,107 shares	2	2,035	(2,037)	-	-
Balance at December 31, 2011	28	29,313	26,200	3,579	59,120
Net earnings	-	-	6,367	-	6,367
Comprehensive (loss)	-	-	-	(121)	(121)
Dividends paid ($0.69 per share) (1)	-	-	(2,121)	-	(2,121)
Stock-based compensation	-	82	-	-	82
Exercise of stock options, 554 shares, including excess tax benefit of $1	-	6	-	-	6
5% stock dividend, 138,895 shares	1	2,822	(2,823)	-	-
Balance at December 31, 2012	$29	$32,223	$27,623	$3,458	$63,333
Net earnings	-	-	4,655	-	4,655
Comprehensive (loss)	-	-	-	(4,384)	(4,384)
Dividends paid ($0.72 per share) (1)	-	-	(2,243)	-	(2,243)
Stock-based compensation	-	58	-	-	58
Exercise of stock options, 69,062 shares, including excess tax benefit of $29	1	1,272	-	-	1,273
5% stock dividend, 149,240 shares	1	2,847	(2,848)	-	-
Balance at December 31, 2013	$31	$36,400	$27,187	$(926)	$62,692

(1) Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2013, 2012 and 2011.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$4,655	$6,367	$4,484
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	800	1,900	2,000
Valuation allowance on real estate owned	135	175	517
Amortization of investment security premiums, net	1,538	1,391	823
Amortization of intangibles	749	1,178	778
Depreciation	960	953	881
Bank owned life insurance	(561)	(540)	(594)
Stock-based compensation	58	82	107
Deferred income taxes	(418)	227	(793)
Net gains on investment securities	-	(423)	(114)
Net loss (gain) on sales of premises and equipment and foreclosed assets	162	(31)	(166)
Net gains on sales of loans	(3,777)	(5,680)	(2,775)
Proceeds from sale of loans	167,207	218,046	123,431
Origination of loans held for sale	(160,661)	(209,775)	(117,834)
Changes in assets and liabilities:
Accrued interest and other assets	648	(1,274)	(2)
Accrued expenses, taxes, and other liabilities	603	(211)	2,327
Net cash provided by operating activities	12,098	12,385	13,070
Cash flows from investing activities:
Net (increase) decrease in loans	(3,833)	7,192	(6,436)
Maturities and prepayments of investment securities	43,400	50,348	55,002
Net cash received in bank acquisition	25,028	3,965	-
Purchases of investment securities	(89,418)	(79,787)	(87,003)
Proceeds from sale of investment securities	6,878	28,967	6,494
Purchase of bank owned life insurance	-	-	(2,500)
Proceeds from sales of premises and equipment and foreclosed assets	1,997	497	2,317
Purchases of premises and equipment, net	(650)	(799)	(349)
Net cash (used in) provided by investing activities	(16,598)	10,383	(32,475)
Cash flows from financing activities:
Net increase (decrease) in deposits	23,152	(6,604)	22,820
Federal Home Loan Bank advance borrowings	81,100	51,922	210,650
Federal Home Loan Bank advance repayments	(83,837)	(62,659)	(205,787)
Proceeds from other borrowings	-	2,600	6,118
Repayments on other borrowings	(130)	(8,493)	(4,685)
Proceeds from issuance of common stock under stock option plans	1,244	5	57
Excess tax benefit related to stock option plans	29	1	12
Payment of dividends	(2,243)	(2,121)	(2,014)
Net cash provided by (used in) financing activities	19,315	(25,349)	27,171
Net increase (decrease) in cash and cash equivalents	14,815	(2,581)	7,766
Cash and cash equivalents at beginning of year	14,920	17,501	9,735
Cash and cash equivalents at end of year	$29,735	$14,920	$17,501

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$800	$2,322	$103
Cash paid during the year for interest	3,156	4,032	4,802

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	250	234	1,226

Bank acquisition:
Fair value of liabilities assumed	169,333	35,061	-
Fair value of assets acquired	$194,361	$31,096	$-

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

Business Combinations. At the date of acquisition the Company records the net assets of acquired companies on the consolidated balance sheet at their estimated fair value, and goodwill is recognized for the excess purchase price over the estimated fair value of acquired net assets. The results of operations for acquired companies are included in the Company’s consolidated statement of income beginning at the acquisition date. Expenses arising from the acquisition activities are recorded in the consolidated statement of income during the period incurred.

Cash and cash equivalents. Cash and cash equivalents include cash on hand and amounts due from banks with original maturities of fewer than 90 days.

Investment Securities. The Company has classified its investment securities portfolio as available-for-sale, with the exception of certain investments held for regulatory purposes. The Company carries its available-for-sale investment securities at fair value and employs valuation techniques which utilize quoted prices or observable inputs when those inputs are available. These observable inputs reflect assumptions that market participants use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions, based on the best information available in the circumstances. These valuation methods typically involve estimated cash flows and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Fair value measurements are classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on significant unobservable inputs) and are discussed in more detail in Note 13 to the consolidated financial statements. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes, until realized. Purchase premiums and discounts on investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method. Realized gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

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

Acquired Loans. Acquired loans are recorded at estimated fair value at the time of acquisition and accounted for under either Accounting Standards Update (“ASU”) 310-30 or ASC 310, Receivables. Estimated fair values of acquired loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, the expected timing of cash flows, classification status, fixed or variable interest rate, term of loan and whether or not the loan is amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Acquired loans are grouped together according to similar characteristics such as type of loan, loan purpose, geography, risk rating and underlying collateral and treated as distinct pools when applying various valuation techniques and, in certain circumstances, for the ongoing monitoring of the credit quality and performance of the pools. Discounts or premiums created when acquired loans are recorded at their estimated fair values are accreted or amortized over the remaining term of the loan as an adjustment to the related loan’s yield. Similar to originated loans described below, the accrual of interest income on acquired loans is discontinued when the collection of principal or interest, in whole or in part, is doubtful.

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

The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the loan portfolio. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the appropriateness of the allowance is based on the Bank’s loan loss experience over the prior twelve quarters, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the current level of non-performing assets, and current economic conditions. The Company did not change the historical loan loss period used in the allowance for loan losses during 2013. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining if a loan is impaired include payment status, probability of collecting scheduled principal and interest payments when due and value of collateral for collateral dependent loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. In addition, the Company classifies troubled debt restructurings (“TDR”) as impaired loans. A loan is classified as a TDR if the Company modifies a loan with any concessions, as defined by accounting guidance, to a borrower experiencing financial difficulty. The allowance recorded on impaired loans is measured on a loan-by-loan basis for commercial, commercial real estate, agriculture and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans with smaller individual balances are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures.

The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well-secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of the principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are evaluated individually and are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company routinely sells one-to-four family residential mortgage loans to secondary mortgage market investors. Under standard representations and warranties clauses in the Company’s mortgage sale agreements, the Company may be required to repurchase mortgage loans sold or reimburse the investors for credit losses incurred on those loans if a breach of the contractual representations and warranties occurred. The Company establishes a mortgage repurchase liability in an amount equal to management’s estimate of losses on loans for which the Company could have a repurchase obligation or loss reimbursement. The estimated liability incorporates the volume of loans sold in previous periods, default expectations, historical investor repurchase demand and actual loss severity. Provisions to the mortgage repurchase reserve reduce gains on sales of loans.

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

Intangible assets include core deposit intangibles, lease intangibles and mortgage servicing rights. Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. Lease intangible assets are amortized over the life of the lease. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset’s carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value. Mortgage servicing assets are recognized as separate assets when rights are retained after the sale of financial assets, primarily one-to-four family real estate loans and are recorded at the lower of amortized cost or estimated fair value. Mortgage servicing rights are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are recorded at the lower of amortized cost or estimated fair value and are evaluated for impairment based upon the fair value of the retained rights as compared to amortized cost stratified by maturity and interest rate.

Income Taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns. Uncertain income tax positions will be recognized only if it is more likely than not that they will be sustained upon examination by taxing authorities, based upon their technical merits. Once that standard is met, the amount recorded will be the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of earnings. The Company assesses deferred tax assets to determine if the items are more likely than not to be realized, and a valuation allowance is established for any amounts that are not more likely than not to be realized. Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of taxing authority examinations, could materially impact the financial position and results of operations.

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

Stock-Based Compensation. The Company has a stock-based employee compensation plan, which is described more fully in Note 12. The fair value of stock options awarded to employees is calculated through the use of an option pricing model, which requires subjective assumptions, including future stock price volatility and expected term, which greatly affect the estimated fair value. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which is recognized as compensation expense over the option vesting period, on a straight-line basis, which is typically four or five years. The fair value of restricted common stock is equal to the Company’s stock price on the grant date, which is recognized as compensation expense on a straight-line basis over the vesting period.

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to earnings that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method using the average market price of the Company’s stock for the respective periods. The diluted earnings per share computations for 2013 include all unexercised stock options, while the diluted earnings per share computation for the years ended December 31, 2012 and 2011 excludes unexercised stock options of 69,211 and 525,621, respectively, because their inclusion would have been anti-dilutive to earnings per share.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2013, 2012 and 2011, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2013	2012	2011
Net earnings available to common shareholders	$4,655	$6,367	$4,484

Weighted average common shares outstanding - basic	3,084,566	3,068,133	3,062,209
Assumed exercise of stock options	46,900	26,345	-
Weighted average common shares outstanding - diluted	3,131,466	3,094,477	3,062,209
Earnings per share:
Basic	$1.51	$2.08	$1.46
Diluted	$1.49	$2.06	$1.46

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

GAAP requires that all derivative financial instruments be recorded on the balance sheet at fair value. Derivatives that qualify in a hedging relationship can be designated, based on the exposure being hedged, as fair value or cash flow hedges. Under the cash flow hedging model, the effective portion of the change in the gain or loss related to the derivative is recognized as a component of other comprehensive income, net of taxes. The ineffective portion is recognized in current earnings. The Company had no derivative financial instruments designated as hedging instruments as of December 31, 2013 and 2012.

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

Recent Accounting Developments. In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under ASU 2011-11, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet, as well as instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2013-01: Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities was issued in January 2013, and amended ASU 2011-11 to specifically include only derivatives accounted for under Topic 815, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting arrangement. Both ASUs were effective for annual and interim periods beginning January 1, 2013. Adoption of ASU 2011-11 and ASU 2013-01 did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU became effective for annual and interim periods beginning January 1, 2013. Adoption of ASU 2013-02 did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. These amendments allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and London Interbank Offered Rate on swaps. The amendments were effective on a prospective basis for new or redesignated hedging relationships on July 17, 2013. Adoption of ASU 2013-10 did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. To eliminate diversity in practice, ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective for annual and interim periods beginning after December 15, 2013. Adoption of ASU 2013-11 did not have a significant impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. These amendments require companies to disclose the amount of foreclosed residential real estate property held and the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. The ASU also defines when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments are effective for interim and annual periods beginning January 1, 2015. The adoption of ASU 2014-04 is not expected to have a significant effect on the Company's consolidated financial statements.

(2) Acquisition

The Company announced the completion of the acquisition, by its wholly-owned subsidiary, Landmark National Bank, of Citizens Bank, National Association (“Citizens Bank”) from First Capital Corporation (“First Capital”), effective November 1, 2013. The purchase price consisted of cash of $6.3 million. The acquisition was effected through the merger of Citizens Bank with and into the Bank. The acquisition added eight branches, located in Fort Scott, Iola, Kincaid, Lenexa, Mound City, Overland Park and Pittsburg, Kansas, to the Bank’s existing branch network, giving the Bank a total of 30 offices in 23 communities across Kansas. In addition, the Company assumed $5.2 million of subordinated debentures from First Capital for $5.0 million of cash, which resulted in a net purchase price of $1.3 million.

The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Acquired loans were recorded at fair value at the acquisition date and no separate valuation allowance was established. Market value adjustments are accreted or amortized on a level yield basis over the expected term of the asset or liability. Additionally, the Company recorded a core deposit intangible of $1.7 million. The core deposit intangible is amortized on an accelerated basis over the estimated useful life of the deposits. Based on the estimated fair values, the Company recorded $4.5 million of goodwill. The acquisition created $5.5 million of tax deductible goodwill. The fair values assigned as of the acquisition date are subject to change if additional information becomes available during the measurement period. The Company incurred $1.9 million of acquisition related costs relating to the acquisition during 2013.

The Company assumed subordinated debentures with principal outstanding of $5.2 million and fair value of $4.2 after a discount of $1.0 million. The initial fair value was determined with the assistance of a valuation specialist that discounted expected cash flows at appropriate rates. The discount will be accreted as interest expense on a level yield basis over the expected remaining term of the subordinated debentures.

Results of the operations of the acquired business are included in the income statement from the effective date of the acquisition.

The fair values of assets acquired and liabilities assumed, including fair value adjustments and purchase accounting entries are as follows:

(Dollars in thousands)	As of November 1, 2013
	Citizens	Fair value	Acquired
	Bank	adjustments	balances
Assets
Cash and cash equivalents	$31,316	$(6,288)	$25,028
Investment securities:
Available-for-sale, at fair value	56,720	(941)	55,779
Other securities	565	-	565
Loans, net	97,051	(1,933)	95,118
Loans held for sale, net	3,470	-	3,470
Premises and equipment, net	4,358	1,611	5,969
Goodwill	-	4,456	4,456
Other intangible assets, net	161	2,060	2,221
Accrued interest and other assets	1,720	35	1,755
Total assets	$195,361	$(1,000)	$194,361

Liabilities and Stockholders’ Equity
Liabilities:
Total deposits	$181,875	$-	$181,875
Other borrowings	7,489	-	7,489
Subordinated debentures	5,155	(1,000)	4,155
Accrued interest, taxes, and other liabilities	842	-	842
Total liabilities	$195,361	$(1,000)	$194,361

Unaudited pro forma consolidated operating results for the years ended December 31, 2013 and December 31, 2012, as if the acquisition was consummated on January 1 of that year are as follows:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2013	2012

Total interest income	$29,055	$31,661
Net earnings	6,537	8,038
Earnings per share:
Basic	2.12	2.62
Diluted	2.09	2.60

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

The assets acquired and liabilities assumed were recorded by the Bank at their estimated fair value as of April 1, 2012 based on management’s best estimate using information available at the time. The acquisition included the assumption of investments of $14.2 million, loans of $15.0 million and deposits of $35.0 million. The unpaid contractual amount of the loans totaled $15.1 million. During the year ended December 31, 2012, the Company incurred $147,000 of acquisition related expenses. Based on estimates of the fair values of the net assets acquired, the Company recorded $181,000 of goodwill. The acquisition created $51,000 of tax deductible goodwill.

(3) Goodwill and Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant.  The Company performed its annual step one impairment test as of December 31, 2013.  The fair value of the Company’s single reporting unit was determined using the Company’s market capitalization adjusted for an appropriate control premium, as well as a review of valuation multiples of recent financial industry acquisitions for similar institutions, to estimate the fair value of the Company’s single reporting unit.  The fair value was compared to the carrying value of the single reporting unit at the measurement date to determine if any impairment existed.  Based on the results of the December 31, 2013 step one impairment test, the Company concluded its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

On November 1, 2013, the Company’s subsidiary, Landmark National Bank, assumed approximately $181.9 million in deposits in connection with the acquisition of Citizens Bank. The Company recorded a $1.7 million core deposit intangible asset in connection with the acquisition. The Company also recorded a lease intangible asset of $350,000 relating to the leased portion of an acquired branch. Lease intangible assets are amortized over the life of the lease. During 2012, the Company recorded a core deposit intangible asset of $308,000 as a result of the assumption of approximately $35.0 million in deposits in connection with the acquisition of The Wellsville Bank. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31, 2013
	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Core deposit intangible assets	$6,684	$(4,592)	$-	$2,092
Lease intangible asset	350	(8)	-	342
Mortgage servicing rights	3,866	(1,489)	-	2,377
Total other intangible assets	$10,900	$(6,089)	$-	$4,811

	As of December 31, 2012
	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Core deposit intangible assets	$4,973	$(4,258)	$-	$715
Mortgage servicing rights	3,038	(1,147)	(212)	1,679
Total other intangible assets	$8,011	$(5,405)	$(212)	$2,394

As a result of a continual decline in mortgage rates during 2012, the Company recorded a $212,000 valuation allowance against its mortgage servicing rights. During 2013, a rise in mortgage rates increased the estimated fair value of these assets as it became less likely some of the loans the Company services will be refinanced. Based on the increase in estimated fair value, the Company reversed its valuation allowance during 2013.

Estimated amortization expense for the years ending December 31 is as follows:

(Dollars in thousands)	Amortization
expense
2014	$1,169
2015	1,055
2016	954
2017	793
2018	253
Thereafter	587
Total	$4,811

(4) Investment Securities

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$500	$-	$-	$500
U. S. federal agency obligations	20,167	10	(534)	19,643
Municipal obligations, tax exempt	90,700	1,712	(619)	91,793
Municipal obligations, taxable	53,244	270	(1,042)	52,472
Mortgage-backed securities	127,384	700	(2,491)	125,593
Common stocks	602	501	-	1,103
Certificates of deposit	9,142	-	-	9,142
Total	$301,739	$3,193	$(4,686)	$300,246

	As of December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. federal agency obligations	$8,804	$50	$(6)	$8,848
Municipal obligations, tax exempt	73,699	3,618	(31)	77,286
Municipal obligations, taxable	37,334	818	(10)	38,142
Mortgage-backed securities	81,113	889	(154)	81,848
Common stocks	602	301	(1)	902
Certificates of deposit	6,274	-	-	6,274
Total	$207,826	$5,676	$(202)	$213,300

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2013 and 2012. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of the impairment period.

(Dollars in thousands)		As of December 31, 2013
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	18	$16,028	$(436)	$2,149	$(98)	18,177	(534)
Municipal obligations, tax exempt	91	24,496	(518)	3,151	(101)	27,647	(619)
Municipal obligations, taxable	88	35,299	(1,030)	1,080	(12)	36,379	(1,042)
Mortgage-backed securities	70	89,140	(2,491)	-	-	89,140	(2,491)
Total	267	$164,963	$(4,475)	$6,380	$(211)	$171,343	$(4,686)

		As of December 31, 2012
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	2	$2,241	$(6)	$-	$-	2,241	(6)
Municipal obligations, tax exempt	16	4,669	(31)	-	-	4,669	(31)
Municipal obligations, taxable	8	2,948	(8)	209	(2)	3,157	(10)
Mortgage-backed securities	24	27,974	(154)	-	-	27,974	(154)
Common stocks	1	21	(1)	-	-	21	(1)
Total	51	$37,853	$(200)	$209	$(2)	$38,062	$(202)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2013, the Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above are temporarily impaired.

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

Maturities of investment securities at December 31, 2013 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$11,956	$12,057
Due after one year but within five years	167,118	166,881
Due after five years but within ten years	90,324	89,370
Due after ten years	31,739	30,835
Common stocks	602	1,103
Total	$301,739	$300,246

The table above includes scheduled principal payments and estimated prepayments, based on observable market inputs, for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Realized gains	$-	$795	$186
Realized losses	-	(309)	-
Total	$-	$486	$186

At December 31, 2013, securities pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings had a carrying value of approximately $171.2 million. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2013 was $3.2 million compared to $3.4 million at December 31, 2012. The carrying value of the FRB stock at December 31, 2013 was $1.9 million compared to $1.8 million at December 31, 2012. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in other investment securities are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 and $113,000 at December 31, 2013 and December 31, 2012, respectively. The Company assessed the ultimate recoverability of these investments as of December 31, 2013 and believes that no impairment has occurred.

(5) Loans and Allowance for Loan Losses

Loans consist of the following:

	As of December 31,
(Dollars in thousands)	2013	2012

One-to-four family residential real estate	$125,087	$88,454
Construction and land	23,776	23,435
Commercial real estate	119,390	88,790
Commercial loans	61,383	64,570
Agriculture loans	62,287	31,935
Municipal loans	8,846	9,857
Consumer loans	18,600	13,417
Total gross loans	419,369	320,458
Net deferred loan costs and loans in process	187	37
Allowance for loan losses	(5,540)	(4,581)
Loans, net	$414,016	$315,914

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $69.1 million and $53.5 million at December 31, 2013 and 2012, respectively, and are generally at variable interest rates. Standby letters of credit totaled $1.6 million and $1.8 million at December 31, 2013 and 2012, respectively.

The Company is exposed to varying risks associated with concentrations of credit relating primarily to lending activities in specific geographic areas. The Company’s principal lending area consists of the cities of Auburn, Dodge City, Fort Scott, Garden City, Great Bend, Hoisington, Iola, Junction City, Kincaid, LaCrosse, Lawrence, Lenexa, Louisburg, Manhattan, Mound City, Osage City, Osawatomie, Overland Park, Paola, Pittsburg, Topeka, Wamego and Wellsville, Kansas and the surrounding communities, and substantially all of the Company’s loans are to residents of or secured by properties located in its principal lending area. Accordingly, the ultimate collectability of the Company’s loan portfolio is dependent in part upon market conditions in those areas. These geographic concentrations are considered in management’s establishment of the allowance for loan losses.

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2013
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2012	$714	$1,214	$1,313	$707	$367	$107	$159	$4,581
Charge-offs	(93)	(53)	(11)	(200)	-	(65)	(194)	(616)
Recoveries	202	523	-	20	-	-	30	775
Provision for loan losses	(91)	(341)	668	242	178	5	139	800
Balance at December 31, 2013	732	1,343	1,970	769	545	47	134	5,540

Allowance for loan losses:
Individually evaluated for loss	82	234	140	488	-	-	7	951
Collectively evaluated for loss	650	1,109	1,830	281	545	47	127	4,589
Total	732	1,343	1,970	769	545	47	134	5,540

Loan balances:
Individually evaluated for loss	782	8,160	2,936	4,148	-	706	24	16,756
Collectively evaluated for loss	124,305	15,616	116,454	57,235	62,287	8,140	18,576	402,613
Total	$125,087	$23,776	$119,390	$61,383	$62,287	$8,846	$18,600	$419,369

	Year ended December 31, 2012
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2011	$560	$928	$1,791	$745	$433	$130	$120	$4,707
Charge-offs	(70)	(1,749)	-	(70)	-	-	(238)	(2,127)
Recoveries	20	4	-	12	39	-	26	101
Provision for loan losses	204	2,031	(478)	20	(105)	(23)	251	1,900
Balance at December 31, 2012	714	1,214	1,313	707	367	107	159	4,581

Allowance for loan losses:
Individually evaluated for loss	165	388	-	268	-	65	15	901
Collectively evaluated for loss	549	826	1,313	439	367	42	144	3,680
Total	714	1,214	1,313	707	367	107	159	4,581

Loan balances:
Individually evaluated for loss	739	8,752	2,833	1,475	5	772	18	14,594
Collectively evaluated for loss	87,715	14,683	85,957	63,095	31,930	9,085	13,399	305,864
Total	$88,454	$23,435	$88,790	$64,570	$31,935	$9,857	$13,417	$320,458

	Year ended December 31, 2011
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at December 31, 2010	$395	$1,193	$1,571	$1,173	$397	$99	$139	$4,967
Charge-offs	(110)	(1,173)	(434)	(590)	(1)	-	(132)	(2,440)
Recoveries	41	4	37	14	35	-	49	180
Provsion for loan losses	234	904	617	148	2	31	64	2,000
Balance at December 31, 2011	560	928	1,791	745	433	130	120	4,707

Allowance for loan losses:
Individually evaluated for loss	65	8	-	35	-	65	32	205
Collectively evaluated for loss	495	920	1,791	710	433	65	88	4,502
Total	560	928	1,791	745	433	130	120	4,707

Loan balances:
Individually evaluated for loss	1,280	225	17	78	63	784	43	2,490
Collectively evaluated for loss	77,828	21,447	93,769	56,928	38,989	9,582	13,541	312,084
Total	$79,108	$21,672	$93,786	$57,006	$39,052	$10,366	$13,584	$314,574

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2013 or December 31, 2012. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2013
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$311	$793	$-	$1,104	$776	$1,880
Construction and land	18	-	-	18	2,165	2,183
Commercial real estate	-	9	-	9	2,658	2,667
Commercial loans	187	-	-	187	4,148	4,335
Agriculture loans	23	-	-	23	-	23
Municipal loans	-	-	-	-	65	65
Consumer loans	85	11	-	96	24	120
Total	$624	$813	$-	$1,437	$9,836	$11,273

Percent of gross loans	0.15%	0.19%	0.00%	0.34%	2.35%	2.69%

	As of December 31, 2012
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$282	$1,362	$-	$1,644	$731	$2,375
Construction and land	18	-	-	18	3,915	3,933
Commercial real estate	166	82	-	248	2,833	3,081
Commercial loans	62	17	-	79	1,475	1,554
Agriculture loans	-	-	-	-	5	5
Municipal loans	-	-	-	-	131	131
Consumer loans	142	65	-	207	18	225
Total	$670	$1,526	$-	$2,196	$9,108	$11,304

Percent of gross loans	0.21%	0.48%	0.00%	0.69%	2.84%	3.53%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2013, 2012 and 2011, would have increased interest income by $511,000, $164,000 and $47,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2013, 2012 and 2011.

The Company’s impaired loans increased from $14.6 million at December 31, 2012 to $16.8 million at December 31, 2013. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2013 and December 31, 2012, was related to TDRs that are current and accruing interest, but still classified as impaired. The following tables present information on impaired loans:

(Dollars in thousands)
	As of December 31, 2013
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$782	$782	$326	$456	$82	$800	$-
Construction and land	9,895	8,160	6,098	2,062	234	8,383	279
Commercial real estate	2,936	2,936	278	2,658	140	3,046	18
Commercial loans	187	4,148	4,115	33	488	192	-
Municipal loans	772	706	706	-	-	772	-
Consumer loans	24	24	6	18	7	26	20
Total impaired loans	$14,596	$16,756	$11,529	$5,227	$951	$13,219	$317

	As of December 31, 2012
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$1,029	$739	$57	$682	$165	$767	$19
Construction and land	10,486	8,752	6,395	2,357	388	9,211	302
Commercial real estate	2,833	2,833	2,833	-	-	3,352	-
Commercial loans	1,475	1,475	395	1,080	268	1,621	3
Agriculture loans	5	5	5	-	-	8	-
Municipal loans	772	772	641	131	65	779	20
Consumer loans	18	18	3	15	15	20	-
Total impaired loans	$16,618	$14,594	$10,329	$4,265	$901	$15,758	$344

At December 31, 2013, the Company had seven loan relationships consisting of eleven outstanding loans that were classified as TDRs compared to eight relationships consisting of thirteen outstanding loans at December 31, 2012. During 2013, the Company classified a $278,000 commercial real estate loan as a TDR after modifying the loan payments to interest only in order to allow the borrower additional time to liquidate the properties securing the loan. Since the loan was adequately secured, no impairment was recorded against the principal as of December 31, 2013. During 2012, the Company classified a commercial loan relationship consisting of two commercial loans as a TDR after agreeing to extend the maturity of the loans while the borrower liquidated the business assets securing the loans. The loans were repaid in the first quarter of 2013 and resulted in a net charge-off of $6,000.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans as of December 31, 2013 that had been modified as TDRs and then subsequently defaulted. At December 31, 2013, there were no commitments to lend additional funds to any loans classified as a TDR. As of December 31, 2013, the Company had $234,000 of allowance recorded against loans classified as TDRs compared to $521,000 recorded at December 31, 2012.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of December 31, 2013			As of December 31, 2012
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	1	$-	$6	2	$485	$8
Construction and land	7	627	5,995	7	2,240	4,837
Commercial real estate	1	-	278	-	-	-
Commerical loans	-	-	-	2	196	-
Municipal loans	2	-	641	2	-	641
Total troubled debt restructurings	11	$627	$6,920	13	$2,921	$5,486

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $338.3 million and $263.5 million at December 31, 2013 and 2012, respectively. Gross service fee income related to such loans was $682,000, $550,000 and $429,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in fees and service charges in the consolidated statements of earnings.

The Company had a mortgage repurchase reserve of $468,000 and $418,000 at December 31, 2013 and December 31, 2012, respectively, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment. The Company did not make any provisions to the reserve during 2013 and 2012. The Company did not incur any losses charged against the reserve during 2013 compared to $82,000 during 2012. As of December 31, 2013, the Company did not have any outstanding mortgage repurchase requests.

The Company had loans to directors and officers, and to affiliated parties, at December 31, 2013 and 2012, which carry terms similar to those for other loans to persons unrelated to the Company or the Bank. Management believes such outstanding loans do not represent more than a normal risk of collection. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2012	$9,520
New loans	7,983
Repayments	(4,094)
Balance at December 31, 2013	$13,409

(6)  Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2013	2012
Land	Indefinite	$6,056	$3,840
Office buildings and improvements	10 - 50 years	17,734	14,045
Furniture and equipment	3 - 15 years	8,124	7,530
Automobiles	2 - 5 years	492	363
Total premises and equipment		32,406	25,778
Accumulated depreciation		(11,772)	(10,811)
Total premises and equipment, net		$20,634	$14,967

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $960,000 $953,000, and $881,000, respectively and was included in occupancy and equipment on the consolidated statements of earnings.

(7)  Deposits

The following table presents the maturities of certificates of deposit at December 31, 2013:

(Dollars in thousands)
Year	Amount
2014	$122,891
2015	35,224
2016	12,419
2017	10,295
2018	5,320
Thereafter	46
Total	$186,195

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Time deposits	$1,172	$1,807	$2,341
Money market and NOW	188	313	371
Savings	17	29	48
Total	$1,377	$2,149	$2,760

Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in operation of the banks. As of December 31, 2013, the Bank did not have a minimum reserve requirement.

(8) Federal Home Loan Bank Borrowings

Term advances from the FHLB totaled $35.7 million at both December 31, 2013 and 2012. Maturities of such borrowings at December 31, 2013 and 2012 are summarized as follows:

(Dollars in thousands)	As of December 31,
	2013		2012
Year	Amount	Weighted average rates	Amount	Weighted average rates
2017	$10,000	3.64%	$10,000	3.64%
2018	25,689	3.39%	25,726	3.39%
Total	$35,689		$35,726

All of the Bank’s term advances with the FHLB have fixed rates and prepayment penalties. Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were no borrowings at December 31, 2013 compared to $2.7 million as of December 31, 2012. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (0.19% at December 31, 2013).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2013 and 2012, the Bank’s total borrowing capacity with the FHLB was approximately $50.2 million and $52.0 million, respectively. At December 31, 2013 and 2012, the Bank’s available borrowing capacity was $12.5 million and $13.5 million, respectively. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(9)  Other Borrowings

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 2.85%. The interest rates at December 31, 2013 and 2012 were 3.09% and 3.16%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 1.34%. The interest rates at December 31, 2013 and 2012 were 1.58% and 1.65%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures from First Capital as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by First Capital to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 1.62%. The interest rate at December 31, 2013 was 1.87%. Including the purchase accounting accretion, the effective interest rate was 5.75% at December 31, 2013.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2014, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 3.75%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2013. The Company did not have an outstanding balance on the line of credit at December 31, 2013 or 2012.

Repurchase agreements are comprised of non-insured customer funds, totaling $12.4 million at December 31, 2013 and $5.0 million at December 31, 2012 which are secured by $20.5 million and $8.1 million of the Bank’s investment portfolio at the same dates, respectively. Customer repurchase agreements are offered to deposit customers wishing to earn interest on highly liquid balances and are used by the Company as a funding source which is considered to be stable and short-term in nature. Most of the repurchase agreements have variable rates indexed to the 90-day U.S. treasury rate. Outstanding repurchase agreement balances averaged $8.1 million during 2013 and $4.7 million in 2012. The average rate on the repurchase agreements during 2013 was 0.21% compared to 0.45% during 2012.

At December 31, 2013 and 2012, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $14.8 million and $15.8 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million. As of December 31, 2013 and 2012, there were no borrowings through these correspondent bank federal funds agreements.

(10)  Income Taxes

Income tax expense attributable to income from operations consisted of:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Current:
Federal	$1,178	$1,413	$1,363
State	(14)	174	(66)
Total current	1,164	1,587	1,297
Deferred:
Federal	(375)	209	(700)
State	(43)	18	(93)
Total deferred	(418)	227	(793)
Income tax expense	$746	$1,814	$504

Total income tax expense (benefit), including amounts allocated directly to stockholders’ equity, was as follows:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Income tax from operations	$746	$1,814	$504
Stockholders’ equity, recognition of tax benefit for stock options exercised	(29)	(1)	(12)
Stockholders’ equity, recognition of unrealized (losses)/gains on available-for-sale securities	(2,583)	(77)	1,558
	$(1,866)	$1,736	$2,050

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Computed “expected” tax expense	$1,836	$2,782	$1,696
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(861)	(906)	(890)
Bank owned life insurance	(201)	(195)	(199)
Reversal of unrecognized tax benefits, net	(207)	(132)	(182)
State income taxes, net of federal benefit	169	259	77
Investment tax credits	(26)	(35)	(43)
Other, net	36	41	45
	$746	$1,814	$504

 The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2013	2012
Deferred tax assets:
Federal alternative minimum tax credit and low income housing credit carry forwards	$1,955	$1,929
Loans, including allowance for loan losses	2,292	1,793
Unrealized loss on investment securities available-for-sale	567	-
Net operating loss carry forwards	533	500
State taxes	450	421
Intangible assets	324	-
Deferred compensation arrangements	208	224
Valuation allowance on other real estate	42	213
Investment impairments	48	48
Other, net	61	84
Total deferred tax assets	6,480	5,212

Deferred tax liabilities:
Unrealized gain on investment securities available-for-sale	-	2,016
Premises and equipment, net of depreciation	755	774
FHLB stock dividends	504	482
Other borrowings	329	-
Intangible assets	-	86
Investments	4	-
Total deferred tax liabilities	1,592	3,358
Less valuation allowance	(533)	(500)
Net deferred tax asset	$4,355	$1,354

The federal alternative minimum tax credit carry forward does not expire and totaled $1.6 million as of December 31, 2013. In addition, the Company has low income housing credit carry forwards of $345,000 which expire in varying amounts between 2026 and 2032. The Company has Kansas corporate net operating loss carry forwards totaling $11.0 million as of December 31, 2013, which expire between 2012 and 2024. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2013.

Retained earnings at December 31, 2013 and 2012 includes approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2013	2012
Unrecognized tax benefits at beginning of year	$986	$856
Gross increases to current year tax positions	272	334
Gross decreases to prior year’s tax positions	-	(5)
Lapse of statute of limitations	(314)	(199)
Unrecognized tax benefits at end of year	$944	$986

Tax years that remain open and subject to audit include the years 2010 through 2013 for both federal and state tax purposes. The Company recognized $314,000 and $199,000 of previously unrecognized tax benefits during 2013 and 2012, respectively. The gross unrecognized tax benefits of $944,000 and $986,000 at December 31, 2013 and 2012, respectively, would favorably impact the effective tax rate by $623,000 and $651,000, respectively, if recognized. During 2013 and 2011, the Company recorded $9,000 and $71,000, respectively, of income tax benefit associated with interest and penalties compared to an income tax expense of $23,000 during 2012. As of December 31, 2013 and 2012, the Company has accrued interest and penalties related to the unrecognized tax benefits of $192,000 and $201,000, respectively which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $46,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(11)  Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $369,000, $355,000 and $350,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred Compensation and Retirement Agreements. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. At December 31, 2013 and 2012, the liability was $284,000 and $297,000, respectively. At December 31, 2013, the Company had an asset of $2.3 million recorded representing the net cash surrender value of the corresponding bank owned life insurance policy.

The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their retirement. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under all of these arrangements, including the split-dollar life insurance arrangement, was $994,000 and $980,000 at December 31, 2013 and 2012, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. To assist in funding benefits under each of these plans, the Bank has purchased certain assets including bank owned life insurance policies on covered employees in which the Bank is the beneficiary. At December 31, 2013 and 2012, the cash surrender values on these policies established to meet such obligations were $4.1 million and $3.9 million, respectively.

In addition to these policies, the Bank purchased $7.5 million of bank owned life insurance policies during 2006 and $2.5 million during 2011. The cash surrender value of bank owned life insurance policies at December 31, 2013 totaled $13.2 million as compared to $12.8 million at December 31, 2012. These policies are not related to deferred compensation split-dollar arrangements or other retirement agreements but are utilized to offset the cost of employee benefits.

(12)  Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. The plan is administered by the compensation committee of the board of directors who approves employees to whom awards are granted and the number of shares granted. Compensation expense is recognized on a straight line basis over the vesting period, which is typically four or five years. The stock-based compensation cost related to these awards was $58,000, $82,000 and $107,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recognized tax benefits of $30,000, $6,000 and $23,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

On April 20, 2011, the Company’s Compensation Committee awarded 8,600 shares of restricted common stock and options to acquire 59,131 shares of common stock. These awards vest ratably over four years. As a result, all awards available under the Company’s 2001 Stock Incentive Plan have been made. The fair value of options granted were estimated utilizing the following weighted average assumptions:

	Years ended December 31,
	2013	2012	2011
Dividend rate	n/a	n/a	6.33%
Volatility	n/a	n/a	23.58%
Risk-free interest rate	n/a	n/a	2.15%
Expected term	n/a	n/a	5 years
Fair value per option at grant date	n/a	n/a	$1.59

A summary of option activity during 2013 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at December 31, 2012	487,331	$18.18	4.0 years	$355
Effect of 5% stock dividend	20,328	$-	-	n/a
Forfeited/expired	(11,849)	$19.18	-	n/a
Exercised	(69,062)	$16.21	-	n/a
Outstanding at December 31, 2013	426,748	$17.23	3.4 years	$1,011
Exercisable at December 31, 2013	396,289	$17.48	3.1 years	$842
Vested and expected to vest at December 31, 2013	406,114	$17.23	3.4 years	$961

A summary of nonvested option activity during 2013 is presented below:

		Weighted
		average
		exercise
		price
	Shares	per share
Nonvested options at December 31, 2012	49,374	$14.94
Forfeited/expired	(1,517)	$14.74
Vested	(18,205)	$15.27
Effect of 5% stock dividend	807
Nonvested options at December 31, 2013	30,459	$14.04

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Intrinsic value of options exercised (on exercise date)	$126	$2	$32
Cash received from options exercised	1,244	5	57
Excess tax benefit realized from options exercised	$29	$1	$12

As of December 31, 2013, there was $30,000 of total unrecognized compensation cost related to outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2014	$22
2015	8
Total	$30

The value of the 8,600 shares of restricted common stock awarded during 2011 was based on a stock price of $16.25 per share on the date such shares were granted. These awards vest ratably over four years. As of December 31, 2013, there was $47,000 of total unrecognized compensation cost related to outstanding unvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2014	$35
2015	12
Total	$47

(13)  Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of December 31, 2013 and 2012, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31,
	2013		2012
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$29,735	$29,735	$14,920	$14,920
Investment securities:
Available-for-sale	300,246	300,246	213,300	213,300
Other securities	5,271	5,271	5,238	5,238
Loans, net	414,016	420,475	315,914	317,335
Loans held for sale, net	7,864	7,864	7,163	7,179
Mortgage servicing rights	2,377	3,491	1,679	1,859
Derivative financial instruments	265	265	334	334
Accrued interest receivable	2,581	2,581	2,589	2,589

Financial liabilities:
Non-maturity deposits	$501,291	$501,291	$311,565	$311,565
Time deposits	186,195	186,222	170,935	171,961
FHLB borrowings	35,689	38,087	38,426	42,904
Other borrowings	33,055	29,351	21,541	19,273
Derivative financial instruments	187	187	28	28
Accrued interest payable	335	335	410	410

Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents is considered to approximate fair value.

The Company’s investment securities classified as available-for-sale include U.S. federal agency securities, municipal obligations, mortgage-backed securities, certificates of deposits and common stocks. Quoted exchange prices are available for the Company’s U.S treasury securities and common stock investments, which are classified as Level 1. U.S. federal agency securities and mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy. The Company’s investments in FDIC-insured, fixed-rate certificates of deposits are valued using a net present value model that discounts the future cash flows at the current market rates and are classified as Level 2.

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

The estimated fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, money market accounts, and NOW accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits. The discount rate is tied to the FHLB yield curve plus an appropriate servicing spread. Fair value measurements based on discounted cash flows are classified as Level 2. These fair values do not incorporate the value of core deposit intangibles which may be associated with the deposit base.

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

Transfers

The Company did not transfer any assets or liabilities among levels during the years ended December 31, 2013 or 2012.

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

Valuation Methods for Financial Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2013 and 2012 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2013
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$500	$500	$-	$-
U. S. federal agency obligations	19,643	-	19,643	-
Municipal obligations, tax exempt	91,793	-	91,793	-
Municipal obligations, taxable	52,472	-	52,472	-
Mortgage-backed securities	125,593	-	125,593	-
Common stocks	1,103	1,103	-	-
Certificates of deposit	9,142	-	9,142	-
Derivative financial instruments	265	-	265	-
Liabilities:
Derivative financial instruments	187	-	187	-

		As of December 31, 2012
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. federal agency obligations	$8,848	$-	$8,848	$-
Municipal obligations, tax exempt	77,286	-	77,286	-
Municipal obligations, taxable	38,142	-	38,142	-
Mortgage-backed securities	81,848	-	81,848	-
Common stocks	902	902	-	-
Certificates of deposit	6,274	-	6,274	-
Derivative financial instruments	334	-	334	-
Liabilities:
Derivative financial instruments	28	-	28	-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. However, adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $16.8 million and $14.6 million, with an allocated allowance of $951,000 and $901,000, at December 31, 2013 and December 31, 2012, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis at December 31, 2013 and 2012 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of December 31, 2013
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$15,805	$-	$-	$15,805	$(564)
Loans held for sale, net	7,864	-	7,864	-	-
Mortgage servicing rights	3,491	-	-	3,491	212
Real estate owned, net	$400	$-	$-	$400	$(135)

		As of December 31, 2012
		Fair value hierarchy			Total gains
	Total	Level 1	Level 2	Level 3	/ (losses)
Assets:
Impaired loans	$13,693	$-	$-	$13,693	$(758)
Loans held for sale, net	7,179	-	7,179	-	-
Mortgage servicing rights	1,859	-	-	1,859	(212)
Real estate owned, net	$2,444	$-	$-	$2,444	$(175)

(14)  Regulatory Capital Requirements

Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk-weighted assets in order to be considered “adequately capitalized.” As of December 31, 2013 and 2012, the Company and the Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they were subject. The following is a comparison of the Company’s regulatory capital to minimum capital requirements at December 31, 2013 and 2012:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Leverage	$58,605	7.89%	$29,710	4.0%	$37,137	4.0%
Tier 1 Capital	$58,605	11.61%	$20,189	4.0%	$30,283	4.0%
Total Risk Based Capital	$69,888	13.85%	$40,378	8.0%	$50,472	8.0%

As of December 31, 2012
Leverage	$61,839	10.09%	$24,504	4.0%	$30,631	5.0%
Tier 1 Capital	$61,839	16.39%	$15,092	4.0%	$22,638	6.0%
Total Risk Based Capital	$67,273	17.83%	$30,184	8.0%	$37,731	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at December 31, 2013 and 2012:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Leverage	$62,553	8.46%	$29,565	4.0%	$36,956	5.0%
Tier 1 Capital	$62,553	12.43%	$20,133	4.0%	$30,200	6.0%
Total Risk Based Capital	$68,243	13.56%	$40,267	8.0%	$50,333	10.0%

As of December 31, 2012
Leverage	$60,463	9.90%	$24,433	4.0%	$30,541	5.0%
Tier 1 Capital	$60,463	16.09%	$15,029	4.0%	$22,543	6.0%
Total Risk Based Capital	$65,124	17.33%	$30,057	8.0%	$37,571	10.0%

(15) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2013	2012
Assets:
Cash and cash equivalents	$649	$855
Investment securities	1,366	1,194
Investment in Bank	80,975	77,121
Other	504	781
Total assets	$83,494	$79,951
Liabilities and stockholders’ equity:
Other borrowings	$20,684	$16,496
Other	118	122
Stockholders’ equity	62,692	63,333
Total liabilities and stockholders’ equity	$83,494	$79,951

 Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Dividends from Bank	$1,180	$4,978	$4,723
Interest income	27	27	21
Other non-interest income	7	7	7
Gain on sale of investment securities	-	9	-
Interest expense	(446)	(495)	(607)
Other expense, net	(309)	(262)	(341)
Earnings before equity in undistributed earnings of Bank	459	4,264	3,803
Increase in undistributed equity of Bank	3,948	1,858	367
Earnings before income taxes	4,407	6,122	4,170
Income tax benefit	(248)	(245)	(314)
Net earnings	$4,655	$6,367	$4,484

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$4,655	$6,367	$4,484
Increase in undistributed equity of Bank	(3,948)	(1,858)	(367)
Loss on impairment of investment securities	-	-	72
Gain on sale of investment securities	-	(9)	-
Other	69	68	(30)
Net cash provided by operating activities	776	4,568	4,159

Cash flows from investing activities:
Purchase of investment securities	-	-	-
Proceeds from sales and maturities of investment securities	17	28	-
Net cash provided by investing activities	17	28	-

Cash flows from financing activities:
Issuance of shares under stock option plan	1,244	5	57
Proceeds from other borrowings	-	2,600	2,485
Repayments on other borrowings	-	(4,240)	(4,685)
Payment of dividends	(2,243)	(2,121)	(2,014)
Net cash used in financing activities	(999)	(3,756)	(4,157)
Net (decrease) increase in cash	(206)	840	2
Cash at beginning of year	855	15	13
Cash at end of year	$649	$855	$15

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2013, the Bank could distribute dividends of up to $6.2 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(16)  Commitments, Contingencies and Guarantees

Commitments to extend credit are legally binding agreements to lend to a borrower providing there are no violations of any conditions established in the contract. The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance commercial and standby letters of credit. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements (see Note 5).

The Company guarantees payments to holders of certain trust preferred securities issued by wholly owned grantor trusts. The securities are due in 2034 and 2036 and were redeemable beginning in 2009 and 2011. The maximum potential future payments guaranteed by the Company, which includes future interest and principal payments through maturity, was approximately $31.9 million at December 31, 2013. At December 31, 2013, the Company had a recorded liability of $21.7 million of principal and accrued interest to date, representing amounts owed to the trusts.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) promulgated under the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As discussed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013, during the three months ended September 30, 2013, the Company’s management discovered an instance of employee fraud resulting in the loss of an aggregate $390,000 of vault cash at one of the Company’s branches over an extended period of time.  Although this employee fraud was ultimately discovered as a result of high-level controls in place at the Company, management determined that the operation of the Company’s controls related to cash reconcilement and accounting was not effective at that time to ensure consistent application of established policies and procedures, including those designed to detect or prevent certain unauthorized, fraudulent transactions, and that such deficiency constituted a material weakness in the Company’s internal control over financial reporting. Accordingly, the Company promptly took steps to enhance its cash controls and procedures to remediate such material weakness, including, among other things, the adoption of clarifying revisions to existing policies to aid in their effective implementation, adjustments to the level of precision at which the controls operate, enhancements to the segregation of certain duties, and additional communication from senior management regarding effective application of existing controls and procedures. In addition to these remedial measures, the Company performed a cash count at all of its branches utilizing the enhanced controls and procedures to ensure that cash totals reconciled to its financial statements.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2013, the remedial measures discussed above have strengthened the Company’s internal control over financial reporting to the extent necessary to remedy the material weakness relating to the detection and prevention of certain unauthorized, fraudulent transactions and that the Company’s internal control over financial reporting was effective.

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

Other than the remediation of the cash controls and procedures noted above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 21, 2014 (the “2014 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	61	Executive Chairman

Michael E. Scheopner	52	President and Chief Executive Officer

Mark A. Herpich	46	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Patrick L. Alexander	61	Executive Chairman	January 2014

Michael E. Scheopner	52	President and Chief Executive Officer	January 2014

Mark A. Herpich	46	Executive Vice President and Chief Financial Officer	October 2001

Bradly L. Chindamo	45	Market President, Eastern Kansas Region Credit Risk Manager	May 2013

Dean R. Thibault	62	Executive Vice President, Commercial Banking	January 2006

Mark J. Oliphant	61	Executive Vice President, Retail Banking	February 2013

Larry R. Heyka	67	Market President, Manhattan Region	January 2006

Gary L. Johnson	60	Market President, Southwest Kansas Region	February 2013

ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2014 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2013 for all compensation plans previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	426,748	$17.23	-
Equity compensation plans not approved by security holders	-	-	-
Total	426,748	$17.23	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal 1 – Election of Directors,” “Corporate Governance and Board of Directors” and “Certain Relationships and Related Transactions” of the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 2 - Ratification of KPMG LLP as our Independent Registered Public Accounting Firm” of the 2014 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statements of Earnings – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011

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

Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request. The Company’s filings with the SEC are also available free of charge via the Internet at www.sec.gov, the Company’s Web site available at www.landmarkbancorpinc.com or through the investor relations link at the Bank’s Web site at www.banklandmark.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK BANCORP, INC. (Registrant)

By: /s/ Michael E. Scheopner	By: /s/ Mark A. Herpich
Michael E. Scheopner	Mark A. Herpich
President and Chief Executive Officer	Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE
/s/ Michael E. Scheopner	March 21, 2014	President, Chief Executive Officer and Director (Principal Executive Officer)
Michael E. Scheopner	Date

/s/ Patrick L. Alexander	March 21, 2014	Executive Chairman of the Board, Director
Patrick L. Alexander	Date
/s/ Mark A. Herpich	March 21, 2014	Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Herpich	Date

/s/ Richard A. Ball	March 21, 2014	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 21, 2014	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 21, 2014	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 21, 2014	Director
Jim W. Lewis	Date

/s/ Susan E. Roepke	March 21, 2014	Director
Susan E. Roepke	Date

/s/ Wayne R. Sloan	March 21, 2014	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 21, 2014	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated August 1, 2013 among the Bank, the Company, Citizens Bank and First Capital	the registrant’s Form 8-K filed with the Commission on August 2, 2013 (SEC file no. 000-33203)
2.2	First Amendment to Agreement and Plan of Merger, dated October 31, 2013 among the Bank, Company, Citizens Bank and First Capital	the registrant’s Form 8-K filed with the Commission on November 4, 2013 (SEC file no. 000-33203)
2.3	Agreement and Plan of Merger, dated January 13, 2012 among Landmark National Bank, The Wellsville Bank and Wellsville Bancshares, Inc.	the registrant’s Form 8-K filed with the Commission on January 17, 2012 (SEC file no. 000-33203)
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	the registrant’s report on Form 10-K for the period ending December 31, 2012, filed with the Commission on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	the registrant’s Form S-4 filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
10.1	Form of employment agreement between Patrick L. Alexander and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.2	Form of employment agreement between Michael E. Scheopner and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.3	Form of employment agreement between Mark A. Herpich and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.4	Form of employment agreement between Dean R. Thibault and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.5	Form of employment agreement between Mark J. Oliphant and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.6	Form of employment agreement between Bradley L. Chindamo and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.7	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.8	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)
10.9	2001 Stock Incentive Plan	the registrant’s Form S-8 filed with the Commission on February 11, 2003 (SEC file no. 000-33203)
10.10	Revolving Credit Agreement, dated November 19, 2008 between the Company and First National Bank of Omaha	the registrant’s report on Form 10-K for the period ending December 31, 2008, filed with the Commission on March 27, 2009 (SEC file no. 000-33203)
10.11	First Amendment to Revolving Credit Agreement, dated November 18, 2009 between the Company and First National Bank of Omaha	the registrant’s report on Form 10-K for the period ended December 31, 2009 filed with the Commission on March 26, 2010 (SEC file no. 000-33203)
10.12	Second Amendment to Revolving Credit Agreement, dated November 5, 2010 between the Company and First National Bank of Omaha	the registrant’s Form 8-K filed with the Commission on November 9, 2010 (SEC file no. 000-33203)
10.13	Third Amendment to Revolving Credit Agreement, dated November 4, 2011 between the Company and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 10, 2011 (SEC file no. 000-33203)
10.14	Form of Landmark Bancorp, Inc. 2001 Stock Incentive Plan Restricted Stock Award	the registrant’s Form 8-K filed with the Commission on April 19, 2011 (SEC file no. 000-33203)
10.15	Fourth Amendment to Revolving Credit Agreement, dated November 5, 2012 between the Company and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 9, 2012 (SEC file no. 000-33203)
10.16	Fifth Amendment to Revolving Credit Agreement, dated November 5, 2013 between the Company and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 14, 2013 (SEC file no. 000-33203)
13.1	Letters to Stockholders and Corporate Information included in 2013 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of KPMG LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements

