Form 10-Q
period 2014-03-31
LANDMARK BANCORP INC
filed 2014-05-09
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of May 8, 2014, the issuer had outstanding 3,174,971 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$26,337	$29,735
Investment securities:
Available-for-sale, at fair value	301,892	300,246
Other securities	4,660	5,271
Loans, net	411,551	414,016
Loans held for sale, net	9,247	7,864
Premises and equipment, net	21,006	20,634
Bank owned life insurance	17,469	17,342
Goodwill	17,532	17,532
Other intangible assets, net	4,613	4,811
Real estate owned	245	400
Accrued interest and other assets	10,821	10,904
Total assets	$825,373	$828,755

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$133,944	$124,480
Money market and NOW	287,906	307,014
Savings	75,417	69,797
Time, $100,000 and greater	59,111	60,242
Time, other	121,804	125,953
Total deposits	678,182	687,486

Federal Home Loan Bank borrowings	35,680	35,689
Other borrowings	35,863	33,055
Accrued interest, taxes, and other liabilities	10,112	9,833
Total liabilities	759,837	766,063

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,174,640 and 3,140,577 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	32	31
Additional paid-in capital	36,922	36,400
Retained earnings	28,286	27,187
Accumulated other comprehensive income (loss)	296	(926)
Total stockholders’ equity	65,536	62,692

Total liabilities and stockholders’ equity	$825,373	$828,755

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2014	2013
Interest income:
Loans:
Taxable	$5,154	$3,875
Tax-exempt	67	83
Investment securities:
Taxable	963	635
Tax-exempt	621	584
Total interest income	6,805	5,177
Interest expense:
Deposits	326	386
Borrowings	479	409
Total interest expense	805	795
Net interest income	6,000	4,382
Provision for loan losses	150	300
Net interest income after provision for loan losses	5,850	4,082
Non-interest income:
Fees and service charges	1,670	1,308
Gains on sales of loans, net	1,116	1,030
Bank owned life insurance	127	153
Other	323	143
Total non-interest income	3,236	2,634
Non-interest expense:
Compensation and benefits	3,484	2,453
Occupancy and equipment	1,113	702
Professional fees	286	225
Amortization of intangibles	304	223
Data processing	369	217
Advertising	112	107
Federal deposit insurance premiums	132	108
Foreclosure and real estate owned expense	13	41
Other	998	805
Total non-interest expense	6,811	4,881
Earnings before income taxes	2,275	1,835
Income tax expense	576	395
Net earnings	$1,699	$1,440
Earnings per share:
Basic (1)	$0.54	$0.47
Diluted (1)	$0.53	$0.46
Dividends per share (1)	$0.19	$0.18

(1) Per share amounts for the period ended March 31, 2013 have been adjusted to give effect to the 5% stock dividend paid during December 2013.

See accompanying notes to consolidated financial statements.

3

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2014	2013

Net earnings	$1,699	$1,440
Net unrealized holding gains (losses) on available-for-sale securities	1,940	(170)
Income tax expense (benefit)	718	(65)
Total comprehensive income	$2,921	$1,335

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$1,699	$1,440
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	150	300
Provision for valuation allowance on real estate owned	-	33
Amortization of investment security premiums, net	441	344
Amortization of intangibles	304	223
Depreciation	282	233
Bank owned life insurance	(127)	(153)
Stock-based compensation	15	15
Deferred income taxes	(23)	(91)
Gain on sales of real estate owned, net	(25)	(10)
Gains on sales of loans, net	(1,116)	(1,030)
Proceeds from sales of loans held for sale	32,441	41,147
Origination of loans held for sale	(32,708)	(38,267)
Changes in assets and liabilities:
Accrued interest and other assets	(940)	(650)
Accrued expenses, taxes, and other liabilities	298	12,039
Net cash provided by operating activities	691	15,573
Cash flows from investing activities:
Net decrease in loans	2,462	1,373
Maturities and prepayments of investment securities	10,126	9,236
Purchases of investment securities	(10,273)	(28,438)
Proceeds from sales of investment securities	611	11
Proceeds from sales of real estate owned	236	225
Purchases of premises and equipment, net	(662)	(95)
Net cash provided by (used in) investing activities	2,500	(17,688)
Cash flows from financing activities:
Net (decrease) increase in deposits	(9,296)	25,127
Federal Home Loan Bank advance borrowings	3,902	100
Federal Home Loan Bank advance repayments	(3,911)	(2,809)
Proceeds from other borrowings	2,808	1,254
Proceeds from issuance of common stock under stock option plans	494	19
Excess tax benefit related to stock option plans	14	1
Payment of dividends	(600)	(555)
Net cash (used in) provided by financing activities	(6,589)	23,137
Net (decrease) increase in cash and cash equivalents	(3,398)	21,022
Cash and cash equivalents at beginning of period	29,735	14,920
Cash and cash equivalents at end of period	$26,337	$35,942

See accompanying notes to consolidated financial statements.

5

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$-	$415
Cash paid for interest	824	1,068

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	75	19

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at December 31, 2012	$29	$32,223	$27,623	$3,458	$63,333
Net earnings	-	-	1,440	-	1,440
Comprehensive loss	-	-	-	(105)	(105)
Dividends paid ($0.18 per share)	-	-	(555)	-	(555)
Stock-based compensation	-	15	-	-	15
Exercise of stock options, 1,000 shares, including excess tax benefit of $1	-	20	-	-	20
Balance at March 31, 2013	$29	$32,258	$28,508	$3,353	$64,148

Balance at December 31, 2013	$31	$36,400	$27,187	$(926)	$62,692
Net earnings	-	-	1,699	-	1,699
Comprehensive income	-	-	-	1,222	1,222
Dividends paid ($0.19 per share)	-	-	(600)	-	(600)
Stock-based compensation	-	15	-	-	15
Exercise of stock options, 34,063 shares, including excess tax benefit of $14	1	507	-	-	508
Balance at March 31, 2014	$32	$36,922	$28,286	$296	$65,536

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2013, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014. The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2013 concluded that its goodwill was not impaired; however, the Company can make no assurances that future impairment tests will not result in goodwill impairments. The Company concluded there were no triggering events during the first three months of 2014 that required an interim goodwill impairment test.

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

(Dollars in thousands)	As of March 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,078	$(4,117)	$1,961
Lease intangible asset	350	(19)	331
Mortgage servicing rights	3,928	(1,607)	2,321
Total other intangible assets	$10,356	$(5,743)	$4,613

(Dollars in thousands)	As of December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,684	$(4,592)	$2,092
Lease intangible asset	350	(8)	342
Mortgage servicing rights	3,866	(1,489)	2,377
Total other intangible assets	$10,900	$(6,089)	$4,811

Aggregate core deposit and mortgage servicing rights amortization expense was $304,000 and $223,000 for the first quarter of 2014 and 2013, respectively. The following sets forth estimated amortization expense for other intangible assets for the remainder of 2014 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2014	$861
2015	890
2016	788
2017	751
2018	726
Thereafter	597
Total	$4,613

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$500	$-	$-	$500
U. S. federal agency obligations	19,209	10	(451)	18,768
Municipal obligations, tax exempt	90,726	1,813	(330)	92,209
Municipal obligations, taxable	53,746	384	(535)	53,595
Mortgage-backed securities	128,239	723	(1,664)	127,298
Common stocks	602	497	-	1,099
Certificates of deposit	8,423	-	-	8,423
Total	$301,445	$3,427	$(2,980)	$301,892

	As of December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$500	$-	$-	$500
U. S. federal agency obligations	20,167	10	(534)	19,643
Municipal obligations, tax exempt	90,700	1,712	(619)	91,793
Municipal obligations, taxable	53,244	270	(1,042)	52,472
Mortgage-backed securities	127,384	700	(2,491)	125,593
Common stocks	602	501	-	1,103
Certificates of deposit	9,142	-	-	9,142
Total	$301,739	$3,193	$(4,686)	$300,246

Certain of the Company’s investment securities have unrealized losses, or are temporarily impaired. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which are temporarily impaired are shown below, along with the length of the impairment period.

		As of March 31, 2014
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	18	$13,899	$(302)	$4,098	$(149)	$17,997	$(451)
Municipal obligations, tax exempt	73	18,931	(244)	3,475	(86)	22,406	(330)
Municipal obligations, taxable	67	26,089	(434)	3,359	(101)	29,448	(535)
Mortgage-backed securities	53	74,662	(1,628)	2,380	(36)	77,042	(1,664)
Total	211	$133,581	$(2,608)	$13,312	$(372)	$146,893	$(2,980)

		As of December 31, 2013
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	18	$16,028	$(436)	$2,149	$(98)	$18,177	$(534)
Municipal obligations, tax exempt	91	24,496	(518)	3,151	(101)	27,647	(619)
Municipal obligations, taxable	88	35,299	(1,030)	1,080	(12)	36,379	(1,042)
Mortgage-backed securities	70	89,140	(2,491)	-	-	89,140	(2,491)
Total	267	$164,963	$(4,475)	$6,380	$(211)	$171,343	$(4,686)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligation securities issued by various municipalities. The Company does not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above are temporarily impaired.

The Company’s mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its mortgage-backed securities do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it is more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believes that the mortgage-backed securities identified in the tables above are temporarily impaired.

It is reasonably possible that the fair values of the Company’s investment securities could decline in the future if the overall economy and/or the financial condition of some of the issuers of these securities deteriorates and/or if the liquidity in markets for these securities declines. As a result, there is a risk that additional other-than-temporary impairments may occur in the future and any such amounts could be material to the Company’s consolidated financial statements. The fair value of the Company’s investment securities may continue to decline from further increases in market interest rates, as the market prices of these investments generally move inversely to market interest rates.

Maturities of investment securities at March 31, 2014 were as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$14,757	$14,863
Due after one year but within five years	174,204	174,544
Due after five years but within ten years	80,231	80,206
Due after ten years	31,651	31,180
Common stocks	602	1,099
Total	$301,445	$301,892

The preceding table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock was $2.6 million at March 31, 2014 and $3.2 million at December 31, 2013. The carrying value of the FRB stock was $1.9 million at March 31, 2014 and December 31, 2013. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there is no available market value, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in other investment securities are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at March 31, 2014 and December 31, 2013. The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following as of:

	March 31,	December 31,
(Dollars in thousands)	2014	2013

One-to-four family residential real estate	$126,166	$125,087
Construction and land	24,013	23,776
Commercial real estate	120,403	119,390
Commercial loans	58,991	61,383
Agriculture loans	58,713	62,287
Municipal loans	9,478	8,846
Consumer loans	19,394	18,600
Total gross loans	417,158	419,369
Net deferred loan costs and loans in process	33	187
Allowance for loan losses	(5,640)	(5,540)
Loans, net	$411,551	$414,016

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2014
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Balance at December 31, 2013	$732	$1,343	$1,970	$769	$545	$47	$134	$5,540
Charge-offs	(20)	-	-	(6)	-	-	(42)	(68)
Recoveries	3	3	-	1	-	-	11	18
Provision for loan losses	32	(410)	(455)	1,042	(110)	6	45	150
Balance at March 31, 2014	747	936	1,515	1,806	435	53	148	5,640

Allowance for loan losses:
Individually evaluated for loss	77	61	74	800	-	-	24	1,036
Collectively evaluated for loss	670	875	1,441	1,006	435	53	124	4,604
Total	747	936	1,806	1,515	435	53	148	5,640

Loan balances:
Individually evaluated for loss	349	8,113	2,884	3,299	-	706	57	15,408
Collectively evaluated for loss	125,817	15,900	117,519	55,692	58,713	8,772	19,337	401,750
Total	$126,166	$24,013	$120,403	$58,991	$58,713	$9,478	$19,394	$417,158

	Three ended March 31, 2013
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Balance at December 31, 2012	$714	$1,214	$1,313	$707	$367	$107	$159	$4,581
Charge-offs	(23)	-	-	(199)	-	-	(47)	(269)
Recoveries	8	2	-	1	-	-	11	22
Provision for loan losses	(121)	(82)	295	106	140	(6)	(32)	300
Balance at March 31, 2013	578	1,134	1,608	615	507	101	91	4,634

Allowance for loan losses:
Individually evaluated for loss	28	332	-	49	-	65	-	474
Collectively evaluated for loss	550	802	1,608	566	507	36	91	4,160
Total	578	1,134	1,608	615	507	101	91	4,634

Loan balances:
Individually evaluated for loss	757	8,603	2,833	236	5	772	27	13,233
Collectively evaluated for loss	90,623	15,591	90,259	58,804	31,771	5,753	12,654	305,455
Total	$91,380	$24,194	$93,092	$59,040	$31,776	$6,525	$12,681	$318,688

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

(Dollars in thousands)	As of March 31, 2014
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$634	$15	$-	$649	$343	$992
Construction and land	13	147	3,819	3,979	2,163	6,142
Commercial real estate	759	290	-	1,049	2,605	3,654
Commercial loans	116	12	-	128	3,299	3,427
Agriculture loans	437	-	-	437	-	437
Municipal loans	-	-	-	-	65	65
Consumer loans	203	-	-	203	57	260
Total	$2,162	$464	$3,819	$6,445	$8,532	$14,977

Percent of gross loans	0.52%	0.11%	0.92%	1.54%	2.05%	3.59%

(Dollars in thousands)	As of December 31, 2013
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$311	$793	$-	$1,104	$776	$1,880
Construction and land	18	-	-	18	2,165	2,183
Commercial real estate	-	9	-	9	2,658	2,667
Commercial loans	187	-	-	187	4,148	4,335
Agriculture loans	23	-	-	23	-	23
Municipal loans	-	-	-	-	65	65
Consumer loans	85	11	-	96	24	120
Total	$624	$813	$-	$1,437	$9,836	$11,273

Percent of gross loans	0.15%	0.19%	0.00%	0.34%	2.35%	2.69%

The Company’s impaired loans decreased from $16.8 million at December 31, 2013 to $15.4 million at March 31, 2014. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2014 and December 31, 2013, was related to troubled debt restructurings (“TDR”) that are accruing interest, but still classified as impaired. The following tables present information on impaired loans:

(Dollars in thousands)	As of March 31, 2014
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$349	$349	$187	$162	$77	$352	$-
Construction and land	9,848	8,113	6,076	2,037	61	8,143	75
Commercial real estate	2,884	2,884	278	2,606	74	2,917	4
Commercial loans	3,299	3,299	149	3,150	800	4,045	-
Municipal loans	772	706	706	-	-	706	5
Consumer loans	57	57	38	19	24	59	-
Total impaired loans	$17,209	$15,408	$7,434	$7,974	$1,036	$16,222	$84

(Dollars in thousands)	As of December 31, 2013
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$782	$782	$326	$456	$82	$800	$-
Construction and land	9,895	8,160	6,098	2,062	234	8,383	279
Commercial real estate	2,936	2,936	278	2,658	140	3,046	18
Commercial loans	4,148	4,148	4,115	33	488	192	-
Municipal loans	772	706	706	-	-	772	20
Consumer loans	24	24	6	18	7	26	-
Total impaired loans	$18,557	$16,756	$11,529	$5,227	$951	$13,219	$317

At March 31, 2014, the Company had seven loan relationships consisting of eleven outstanding loans that were classified as TDRs, none of which were restructured in the three months ended March 31, 2014.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans as of March 31, 2014 that had been modified as TDRs and then subsequently defaulted. At March 31, 2014, there were no commitments to lend additional funds to any loans classified as a TDR. As of March 31, 2014, the Company had $61,000 of allowance recorded against loans classified as TDRs compared to $234,000 recorded at December 31, 2013.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of March 31, 2014			As of December 31, 2013
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	1	$-	$6	1	$-	$6
Construction and land	7	624	5,951	7	627	5,995
Commercial real estate	1	-	278	1	-	278
Municipal loans	2	-	641	2	-	641
Total troubled debt restructurings	11	$624	$6,876	11	$627	$6,920

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $339.7 million and $338.3 million at March 31, 2014 and December 31, 2013, respectively. Gross service fee income related to such loans was $229,000 and $169,000 for the quarters ended March 31, 2014 and 2013, respectively, and is included in fees and service charges in the consolidated statements of earnings.

The Company had a mortgage repurchase reserve of $454,000 at March 31, 2014 compared to $468,000 at December 31, 2013. The mortgage repurchase reserve represents the Company’s best estimate of probable losses that the Company has incurred related to the repurchase obligation of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment. The Company charged a $19,000 loss against the mortgage repurchase reserve and recorded a $5,000 provision to the reserve during the first three months of 2014.

5.	Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2014	2013
Net earnings	$1,699	$1,440

Weighted average common shares outstanding - basic (1)	3,149,090	2,922,719
Assumed exercise of stock options (1)	38,652	48,462
Weighted average common shares outstanding - diluted (1)	3,187,742	2,971,181
Net earnings per share (1):
Basic	$0.54	$0.47
Diluted	$0.53	$0.46

(1) Share and per share values for the period ended March 31, 2013 have been adjusted to give effect to the 5% stock dividend paid during December 2013.

The diluted earnings per share computations for the three months ended March 31, 2014 and 2013 include all unexercised stock options.

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

Fair value estimates of the Company’s financial instruments as of March 31, 2014 and December 31, 2013, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of March 31,		As of December 31,
	2014		2013
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$26,337	$26,337	$29,735	$29,735
Investment securities:
Available-for-sale	301,892	301,892	300,246	300,246
Other securities	4,660	4,660	5,271	5,271
Loans, net	411,551	418,241	414,016	420,475
Loans held for sale, net	9,247	9,247	7,864	7,864
Mortgage servicing rights	2,321	3,381	2,377	3,491
Derivative financial instruments	462	462	265	265
Accrued interest receivable	3,391	3,391	2,581	2,581

Financial liabilities:
Non-maturity deposits	$497,267	$497,267	$501,291	$501,291
Time deposits	180,915	180,782	186,195	186,222
FHLB borrowings	35,680	37,981	35,689	38,087
Other borrowings	35,863	32,913	33,055	29,351
Derivative financial instruments	47	47	78	78
Accrued interest payable	316	316	335	335

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

Off-Balance-Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material.

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2014 or during the year ended December 31, 2013.

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

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2014
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$500	$500	$-	$-
U. S. federal agency obligations	18,768	-	18,768	-
Municipal obligations, tax exempt	92,209	-	92,209	-
Municipal obligations, taxable	53,595	-	53,595	-
Mortgage-backed securities	127,298	-	127,298	-
Common stocks	1,099	1,099	-	-
Certificates of deposit	8,423	-	8,423	-
Other securities	4,660	-	-	4,660
Derivative financial instruments	462	-	462	-
Liabilities:
Derivative financial instruments	$47	$-	$47	$-

(Dollars in thousands)		As of December 31, 2013
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$500	$500	$-	$-
U. S. federal agency obligations	19,643	-	19,643	-
Municipal obligations, tax exempt	91,793	-	91,793	-
Municipal obligations, taxable	52,472	-	52,472	-
Mortgage-backed securities	125,593	-	125,593	-
Common stocks	1,103	1,103	-	-
Certificates of deposit	9,142	-	9,142	-
Other securities	5,271	-	-	5,271
Derivative financial instruments	265	-	265	-
Liabilities:
Derivative financial instruments	$187	$-	$187	$-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. However, adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $15.4 million and $16.8 million, with an allocated allowance of $1.0 million and $951,000, at March 31, 2014 and December 31, 2013, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of March 31, 2014			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans	$14,372	$-	$-	$14,372	$(104)
Loans held for sale, net	9,247	-	9,247	-	(22)
Mortgage servicing rights	3,381	-	-	3,381	-
Real estate owned, net	$245	$-	$-	$245	$-

		As of December 31, 2013			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans	$15,805	$-	$-	$15,805	$(564)
Loans held for sale, net	7,864	-	7,864	-	(41)
Mortgage servicing rights	3,491	-	-	3,491	212
Real estate owned, net	$400	$-	$-	$400	$(135)

8.	Impact of Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. To eliminate diversity in practice, ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU became effective for annual and interim periods beginning after December 15, 2013. Adoption of ASU 2013-11 did not have a significant impact on the Company’s consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank (the “Bank”). The Company is listed on the Nasdaq Global Market under the symbol “LARK.” The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of quality assets while growing our commercial, commercial real estate and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. While net interest income has grown slowly for the past three years, our results have been affected by certain non-interest-related items, including variances in the provision for loan losses. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, data processing expenses, amortization of intangibles, federal deposit insurance costs, advertising and provision for loan losses.

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

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, valuation of real estate owned, valuation of investment securities, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Summary of Results. During the first quarter of 2014, we recorded net earnings of $1.7 million, which was an increase from the $1.4 million of net earnings in the first quarter of 2013. The 18.0% increase in our net earnings was principally the result of our acquisition of Citizens Bank, which was reflected in our results for the three months ended March 31, 2014.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2014	2013
Net earnings:
Net earnings	$1,699	$1,440
Basic earnings per share (1)	$0.54	$0.47
Diluted earnings per share (1)	$0.53	$0.46
Earnings ratios:
Return on average assets (2)	0.84%	0.92%
Return on average equity (2)	10.81%	9.18%
Equity to total assets	7.94%	9.86%
Net interest margin (2) (3)	3.49%	3.38%
Dividend payout ratio	35.85%	39.58%

(1) Per share values for the periods ended March 31, 2013 have been adjusted to give effect to the 5% stock dividend paid during December 2013.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income of $6.8 million for the quarter ended March 31, 2014 increased $1.6 million, or 31.5%, as compared to the same period of 2013. Interest income on loans increased $1.3 million, or 31.9%, to $5.2 million for the quarter ended March 31, 2014. The increase in interest income on loans was primarily the result of our acquisition of Citizens Bank, which increased our average outstanding loan balances from $321.7 million during the first quarter of 2013 to $415.2 million during the first quarter of 2014. The acquisition also increased our average tax-equivalent yield on loans from 5.04% in the first quarter of 2013 to 5.13% in the same period of 2014. Interest income on investment securities increased $365,000, or 29.9%, to $1.6 million for the first quarter of 2014, as compared to $1.2 million in the same period of 2013. The increase in interest income on investment securities was primarily the result of our acquisition of Citizens Bank, which increased our average balance of investment securities from $220.2 million during the first quarter of 2013 to $306.9 million during the first quarter of 2014. Partially offsetting the higher average balances was a decline in the tax-equivalent yield on our investment securities portfolio, which declined from 2.76% in the first quarter of 2013 to 2.49% during the first quarter of 2014, as our investment securities repriced lower in the current low interest rate environment.

Interest Expense. Interest expense during the quarter ended March 31, 2014 increased $10,000, or 1.3%, to $805,000 as compared to the same period of 2013. Interest expense on interest-bearing deposits decreased $60,000, or 15.5%, to $326,000, primarily as a result of lower rates on our certificates of deposit accounts. Our total cost of interest-bearing deposits declined from 0.37% during the first quarter of 2013 to 0.24% during the first quarter of 2014 as we were able to reprice our deposits lower in the current low interest rate environment. Our average interest-bearing deposit balances increased from $424.1 million to $550.5 million from the first quarter of 2013 to the first quarter of 2014 due primarily to our acquisition of Citizens Bank. For the first quarter of 2014, interest expense on borrowings increased $70,000, or 17.1%, to $479,000 as compared to the same period of 2013, due to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $57.8 million during the first quarter of 2013 to $69.9 million during the first quarter of 2014 as a result of borrowings assumed in our Citizens Bank acquisition. Partially offsetting the higher average balances was a decline in our average cost of borrowings, which decreased from 2.87% during the first quarter of 2013 to 2.78% in the same period of 2014.

Net Interest Income. Net interest income increased $1.6 million, or 36.9%, to $6.0 million for the first quarter of 2014 compared to the same period of 2013. Our net interest margin, on a tax-equivalent basis, increased to 3.49% during the first quarter of 2014 from 3.38% during the same period of 2013. The increases in net interest income and net interest margin were primarily the result of our acquisition of Citizens Bank, which increased average interest-earning assets from $565.3 million in the first quarter of 2013 to $736.9 million in the first quarter of 2014.

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

We recorded a $150,000 provision for loan losses during the first quarter of 2014 compared to $300,000 in the same period of 2013. We recorded net loan charge-offs of $50,000 during the first quarter of 2014 compared to net loan charge-offs of $247,000 during the same period of 2013.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income was $3.2 million in the first quarter of 2014, an increase of $602,000, or 22.9%, compared to the same period of 2013, primarily as a result of the Citizens Bank acquisition. The higher non-interest income resulted from increases of $362,000 in fees and service charges, $180,000 in other non-interest income and $86,000 in gains on sales of loans. The increase in fees and service charges was primarily a result of additional service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. The increase was attributable to both our acquisition and organic growth. The increase in other non-interest income was driven by higher lease revenue relating to the leased portion of a branch acquired from Citizens Bank. Our gains on sales of loans increased, despite a decline in volumes of mortgage loans sold, as a result of improved pricing on loans sold during the first quarter of 2014 as compared to the same period of 2013.

Non-interest Expense. Non-interest expense increased $1.9 million, or 39.5%, to $6.8 million for the first quarter of 2014 compared to the same period of 2013. The increase in non-interest expense was primarily the result of increases of $1.0 million in compensation and benefits, $411,000 in occupancy and equipment, $193,000 in other non-interest expense and $152,000 in data processing. The higher expenses in the first quarter of 2014 primarily reflected ongoing operating costs relating to the eight additional branches assumed in the Citizens Bank acquisition.

Income Tax Expense. During the first quarter of 2014, we recorded income tax expense of $576,000, compared to $395,000 during the same period of 2013. Our effective tax rate increased from 21.5% in the first quarter of 2013 to 25.3% in the first quarter of 2014 as a result of higher earnings before income taxes, while tax-exempt income remained relatively stable between the periods.

Financial Condition. Despite measured improvement in certain metrics, general uncertainty with respect to economic conditions in the United States continues to affect our asset quality and performance. Although the geographic markets in which the Company operates have been impacted by these economic conditions in recent years, the effect has generally not been as severe as those experienced in some areas of the United States. In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Despite a few lingering problem loans that management continues to work to resolve, our asset quality has generally improved over the past few years. Outside of identified problem assets, management believes that it continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment and mortgage-backed securities. Total assets decreased to $825.3 million at March 31, 2014, compared to $828.8 million at December 31, 2013. Net loans, excluding loans held for sale, decreased to $411.6 million at March 31, 2014 from $414.0 million at December 31, 2013. The $2.4 million decrease in loans was primarily the result of lower outstanding balances of commercial and agriculture loans partially offset by increases in each of our other loan categories. The overall decline in loan balances was the result of multiple factors, including reduced loan demand from our customers, seasonal factors and early payoffs.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2014, our allowance for loan losses totaled $5.6 million, or 1.35% of gross loans outstanding, as compared to $5.5 million, or 1.32% of gross loans outstanding, at December 31, 2013.

As of March 31, 2014 and December 31, 2013, approximately $17.5 million and $14.6 million, respectively, of loans not included in the non-performing asset table were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though certain borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at March 31, 2014 and December 31, 2013, respectively.

Loans past due 30-89 days and still accruing interest totaled $2.6 million, or 0.63% of gross loans at March 31, 2014 compared to $1.4 million, or 0.34% of gross loans at December 31, 2013. At March 31, 2014, $8.5 million in loans were on non-accrual status, or 2.05% of gross loans, compared to a balance of $9.8 million, or 2.35% of gross loans, at December 31, 2013. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. At March 31, 2014, $3.8 million of loans were 90 days or more past due and accruing interest compared to no such loans at December 31, 2013. This increase was associated with a $3.8 million land loan relationship which was over 90 days past maturity.. In 2012, the loans involved in this relationship were classified as TDRs to allow the borrower one year to sell the properties. In early April, we finalized an agreement with the borrower to liquidate the properties, which we expect to occur in the second or early third quarter of 2014. The loans were still accruing interest as of March 31, 2014, as the value of the collateral securing the loans exceeded the outstanding loan balances. Our impaired loans totaled $15.4 million at March 31, 2014 compared to $16.8 million at December 31, 2013. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2014 was related to TDRs that are accruing interest but still classified as impaired. We recorded net loan charge-offs of $50,000 during the first quarter of 2014 compared to net loan charge-offs of $247,000 during the same period of 2013.

At each of March 31, 2014 and December 31, 2013, the Company had seven loan relationships consisting of eleven outstanding loans that were classified as TDRs. The Company did not classify any loan restructurings during the first three months of 2014 as a TDR.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2014, we had $245,000 of real estate owned compared to $400,000 at December 31, 2013. As of March 31, 2014, real estate owned primarily consisted of a few residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during the recent financial crisis, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. While we believe that our allowance for loan losses at each of March 31, 2014 and December 31, 2013 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a $9.3 million decrease in total deposits during the first three months of 2014, to $678.2 million at March 31, 2014, from $687.5 million at December 31, 2013. The decrease in deposits was primarily due to lower money market and NOW balances, which were primarily associated with seasonable declines in our municipal accounts, as well lower time deposit balances, as low interest rates reduced customer demand for these products. Total borrowings increased $2.8 million to $71.5 million at March 31, 2014, from $68.7 million at December 31, 2013. The increase was the result of an increase in the balances of our repurchase agreements.

Non-interest-bearing deposits at March 31, 2014, were $133.9 million, or 19.8% of deposits, compared to $124.5 million, or 18.1%, at December 31, 2013. Money market and NOW deposit accounts were 42.4% of our deposit portfolio and totaled $287.9 million at March 31, 2014, compared to $307.0 million, or 44.7%, at December 31, 2013. Savings accounts increased to $75.4 million, or 11.1% of deposits, at March 31, 2014, from $69.8 million, or 10.1%, at December 31, 2013. Certificates of deposit totaled $180.9 million, or 26.7% of deposits, at March 31, 2014, compared to $186.2 million, or 27.1%, at December 31, 2013.

Certificates of deposit at March 31, 2014, scheduled to mature in one year or less totaled $120.8 million. Historically, maturing deposits have generally remained with the Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows. During the three months ended March 31, 2014, our cash and cash equivalents decreased by $3.4 million. Our operating activities provided net cash of $691,000 during the first three months of 2014. Our investing activities provided net cash of $2.5 million during the first quarter of 2014, primarily as a result of a decrease in outstanding loan balances. Financing activities used net cash of $6.6 million during the first three months of 2014 primarily as a result of decreased deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $328.2 million at March 31, 2014 and $330.0 million at December 31, 2013. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2014, we had outstanding FHLB advances of $35.7 million and no borrowings against our line of credit with the FHLB. At March 31, 2014, we had collateral pledged to the FHLB that would allow us to borrow an additional $38.2 million, subject to FHLB credit requirements and policies. At March 31, 2014, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $13.7 million. We also have various other fed funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million in available credit under which we had no outstanding borrowings at March 31, 2014. We had other borrowings of $35.9 million at March 31, 2014, which included $20.7 million of subordinated debentures and $15.2 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2014, with an interest rate that adjusts daily based on the prime rate plus 0.25%, but not less than 3.75%. This line of credit has covenants specific to capital and other financial ratios, with which the Company was in compliance at March 31, 2014. There was no outstanding balance on the line of credit at March 31, 2014.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.2 million at March 31, 2014.

At March 31, 2014, we had outstanding loan commitments, excluding standby letters of credit, of $74.4 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.” As of March 31, 2014 and December 31, 2013, both the Company and the Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of March 31, 2014, the Company and the Bank met all capital adequacy requirements to which we are subject.

In July 2013 the Federal Reserve approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. We are in the process of evaluating the full impact of the new regulation to which we will be subject beginning January 1, 2015, but believe we would be considered “well capitalized” under the new regulation if it had been in effect as of March 31, 2014.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2014 and December 31, 2013:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Leverage	$60,843	7.58%	$32,090	4.0%	$40,113	5.0%
Tier 1 Capital	$60,843	12.00%	$20,280	4.0%	$30,420	6.0%
Total Risk Based Capital	$72,255	14.25%	$40,560	8.0%	$50,700	10.0%

As of December 31, 2013
Leverage	$58,605	7.89%	$29,710	4.0%	$37,137	5.0%
Tier 1 Capital	$58,605	11.61%	$20,189	4.0%	$30,283	6.0%
Total Risk Based Capital	$69,888	13.85%	$40,378	8.0%	$50,472	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2014 and December 31, 2013:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Leverage	$64,596	8.07%	$32,023	4.0%	$40,028	5.0%
Tier 1 Capital	$64,596	12.78%	$20,216	4.0%	$30,324	6.0%
Total Risk Based Capital	$70,647	13.98%	$40,431	8.0%	$50,539	10.0%

As of December 31, 2013
Leverage	$62,553	8.46%	$29,565	4.0%	$36,956	5.0%
Tier 1 Capital	$62,553	12.43%	$20,133	4.0%	$30,200	6.0%
Total Risk Based Capital	$68,243	13.56%	$40,267	8.0%	$50,333	10.0%

Dividends. During the quarter ended March 31, 2014, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2014. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2014, approximately $7.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

Average Assets/Liabilities. The following table reflects the tax-equivalent yields earned on average interest-earning assets and costs of average interest-bearing liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$14,829	$8	0.22%	$23,418	$10	0.17%
Investment securities (1)	306,913	1,886	2.49%	220,248	1,499	2.76%
Loans receivable, net (2)	415,198	5,255	5.13%	321,668	4,000	5.04%
Total interest-earning assets	736,940	7,149	3.93%	565,334	5,509	3.95%
Non-interest-earning assets	84,858			67,220
Total	$821,798			$632,554

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$294,503	$71	0.10%	$207,439	$47	0.09%
Savings accounts	72,762	6	0.03%	47,671	4	0.03%
Certificates of deposit	183,260	249	0.55%	168,975	335	0.80%
Total deposits	550,525	326	0.24%	424,085	386	0.37%
FHLB advances and other borrowings	69,936	479	2.78%	57,840	409	2.87%
Total interest-bearing liabilities	620,461	805	0.53%	481,925	795	0.67%
Non-interest-bearing liabilities	137,617			87,006
Stockholders' equity	63,720			63,623
Total	$821,798			$632,554

Interest rate spread (3)			3.40%			3.28%
Net interest margin (4)		$6,344	3.49%		$4,714	3.38%
Tax-equivalent interest - imputed		344			332
Net interest income		$6,000			$4,382

Ratio of average interest-earning assets to average interest-bearing liabilities			118.8%			117.3%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

Rate/Volume Table. The following table describes the extent to which changes in tax-equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns). The net changes attributable to the combined effect of volume and rate that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended March 31,
	2014 vs 2013
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(10)	$8	$(2)
Investment securities	514	(128)	386
Loans	1,183	73	1,256
Total	1,687	(47)	1,640
Interest expense:
Deposits	336	(396)	(60)
Other borrowings	82	(12)	70
Total	418	(408)	10
Net interest income	$1,269	$361	$1,630

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2014, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$615	2.6%
100 basis point rising	$325	1.4%
100 basis point falling	$(870)	(3.7)%
200 basis point falling	NM	NM

The 200 basis point falling scenario is considered to be not meaningful (“NM”) in the current low interest rate environment.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, as well as rules adopted by the federal bank regulatory agencies to implement Basel III) and the effects of increases in FDIC premiums.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
•	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of declines in real estate markets.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Earnings for the three ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2014 and March 31, 2013; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 9, 2014	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: May 9, 2014	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

