Form 10-Q
period 2014-06-30
LANDMARK BANCORP INC
filed 2014-08-08
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of August 7, 2014, the issuer had outstanding 3,174,799 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$18,003	$29,735
Investment securities:
Available-for-sale, at fair value	318,515	300,246
Other securities	3,896	5,271
Loans, net	412,678	414,016
Loans held for sale, net	11,006	7,864
Premises and equipment, net	20,851	20,634
Bank owned life insurance	17,597	17,342
Goodwill	17,532	17,532
Other intangible assets, net	4,481	4,811
Real estate owned	191	400
Accrued interest and other assets	11,261	10,904
Total assets	$836,011	$828,755

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$132,073	$124,480
Money market and NOW	292,695	307,014
Savings	73,776	69,797
Time, $100,000 and greater	67,002	60,242
Time, other	118,990	125,953
Total deposits	684,536	687,486

Federal Home Loan Bank borrowings	35,671	35,689
Other borrowings	32,886	33,055
Accrued interest, taxes, and other liabilities	14,208	9,833
Total liabilities	767,301	766,063

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,174,971 and 3,140,577 shares issued at June 30, 2014 and December 31, 2013, respectively	32	31
Additional paid-in capital	36,936	36,400
Retained earnings	29,760	27,187
Treasury stock, at cost: 172 and 0 shares at June 30, 2014 and December 31, 2013, respectively	-	-
Accumulated other comprehensive income (loss)	1,982	(926)
Total stockholders’ equity	68,710	62,692

Total liabilities and stockholders’ equity	$836,011	$828,755

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013

Interest income:
Loans:
Taxable	$5,171	$3,935	$10,325	$7,810
Tax-exempt	77	57	144	140
Investment securities:
Taxable	1,006	621	1,969	1,256
Tax-exempt	619	591	1,240	1,175
Total interest income	6,873	5,204	13,678	10,381
Interest expense:
Deposits	314	346	640	732
Borrowings	483	412	962	821
Total interest expense	797	758	1,602	1,553
Net interest income	6,076	4,446	12,076	8,828
Provision for loan losses	300	300	450	600
Net interest income after provision for loan losses	5,776	4,146	11,626	8,228
Non-interest income:
Fees and service charges	1,922	1,405	3,592	2,713
Gains on sales of loans, net	1,846	879	2,962	1,909
Bank owned life insurance	128	137	255	290
Other	251	122	574	265
Total non-interest income	4,147	2,543	7,383	5,177

Gains on sales of investment securities, net	39	-	39	-

Non-interest expense:
Compensation and benefits	3,494	2,453	6,978	4,906
Occupancy and equipment	1,095	733	2,207	1,435
Professional fees	328	257	615	482
Amortization of intangibles	331	17	635	240
Data processing	344	245	713	462
Advertising	108	107	220	214
Federal deposit insurance premiums	133	123	265	231
Foreclosure and real estate owned expense	18	18	31	59
Other	1,242	910	2,240	1,715
Total non-interest expense	7,093	4,863	13,904	9,744
Earnings before income taxes	2,869	1,826	5,144	3,661
Income tax expense	792	417	1,368	812
Net earnings	$2,077	$1,409	$3,776	$2,849
Earnings per share:
Basic (1)	$0.65	$0.46	$1.19	$0.93
Diluted (1)	$0.65	$0.45	$1.18	$0.91
Dividends per share (1)	$0.19	$0.18	$0.38	$0.36

(1) Per share amounts for the period ended June 30, 2013 have been adjusted to give effect to the 5% stock dividend paid during December 2013.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013

Net earnings	$2,077	$1,409	$3,776	$2,849
Net unrealized holding gains (losses) on available-for-sale securities	2,708	(4,501)	4,648	(4,671)
Less reclassification adjustment for net gains included in earnings	(39)	-	(39)	-
Net unrealized gains (losses)	2,669	(4,501)	4,609	(4,671)
Income tax expense (benefit)	983	(1,667)	1,701	(1,732)
Total comprehensive income (loss)	$3,763	$(1,425)	$6,684	$(90)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
(Dollars in thousands)	2014	2013

Cash flows from operating activities:
Net earnings	$3,776	$2,849
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	450	600
Provision for valuation allowance on real estate owned	-	26
Amortization of investment security premiums, net	852	760
Amortization of intangibles	635	240
Depreciation	564	464
Bank owned life insurance	(255)	(290)
Stock-based compensation	29	29
Deferred income taxes	(13)	(199)
Gains on sales of investment securities, net	(39)	-
Gain on sales of real estate owned, net	(28)	(10)
Gains on sales of loans, net	(2,962)	(1,909)
Proceeds from sales of loans held for sale	96,094	87,421
Origination of loans held for sale	(96,274)	(86,349)
Changes in assets and liabilities:
Accrued interest and other assets	(2,790)	360
Accrued expenses, taxes, and other liabilities	4,494	2,091
Net cash provided by operating activities	4,533	6,083
Cash flows from investing activities:
Net decrease (increase) in loans	1,220	(6,052)
Maturities and prepayments of investment securities	19,846	20,809
Purchases of investment securities	(35,455)	(51,419)
Proceeds from sales of investment securities	2,512	-
Proceeds from sales of real estate owned	319	252
Purchases of premises and equipment, net	(789)	(132)
Net cash used in investing activities	(12,347)	(36,542)
Cash flows from financing activities:
Net (decrease) increase in deposits	(2,936)	17,738
Federal Home Loan Bank advance borrowings	16,269	24,100
Federal Home Loan Bank advance repayments	(16,287)	(16,718)
Proceeds from other borrowings	295	1,491
Repayments on other borrowings	(564)	-
Proceeds from issuance of common stock under stock option plans	494	218
Excess tax benefit related to stock option plans	14	29
Payment of dividends	(1,203)	(1,110)
Net cash (used in) provided by financing activities	(3,918)	25,748
Net decrease in cash and cash equivalents	(11,732)	(4,711)
Cash and cash equivalents at beginning of period	29,735	14,920
Cash and cash equivalents at end of period	$18,003	$10,209

See accompanying notes to consolidated financial statements.

5

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
	June 30,
(Dollars in thousands)	2014	2013

Supplemental disclosure of cash flow information:
Cash payments for income taxes	$615	$175
Cash paid for interest	1,627	1,601

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	101	145

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at December 31, 2012	$29	$32,223	$27,623	$3,458	$63,333
Net earnings	-	-	2,849	-	2,849
Comprehensive loss	-	-	-	(2,939)	(2,939)
Dividends paid ($0.36 per share)	-	-	(1,110)	-	(1,110)
Stock-based compensation	-	29	-	-	29
Exercise of stock options, 13,558 shares, including excess tax benefit of $29	-	247	-	-	247
Balance at June 30, 2013	$29	$32,499	$29,362	$519	$62,409

Balance at December 31, 2013	$31	$36,400	$27,187	$(926)	$62,692
Net earnings	-	-	3,776	-	3,776
Comprehensive income	-	-	-	2,908	2,908
Dividends paid ($0.38 per share)	-	-	(1,203)	-	(1,203)
Stock-based compensation	-	29	-	-	29
Exercise of stock options, 34,394 shares, including excess tax benefit of $14	1	507	-	-	508
Balance at June 30, 2014	$32	$36,936	$29,760	$1,982	$68,710

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2013, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended June 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014. The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are filed for potential recognition or disclosure.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2013 concluded that its goodwill was not impaired; however, the Company can make no assurances that future impairment tests will not result in goodwill impairments. The Company concluded there were no triggering events during the first six months of 2014 that required an interim goodwill impairment test.

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

	As of June 30, 2014
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,078	$(4,244)	$1,834
Lease intangible asset	350	(30)	320
Mortgage servicing rights	4,060	(1,733)	2,327
Total other intangible assets	$10,488	$(6,007)	$4,481

	As of December 31, 2013
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,684	$(4,592)	$2,092
Lease intangible asset	350	(8)	342
Mortgage servicing rights	3,866	(1,489)	2,377
Total other intangible assets	$10,900	$(6,089)	$4,811

The following sets forth estimated amortization expense for other intangible assets for the remainder of 2014 and in successive years ending December 31:

Amortization
(Dollars in thousands)	expense
Remainder of 2014	$957
2015	1,124
2016	1,022
2017	529
2018	252
Thereafter	597
Total	$4,481

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of June 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$500	$1	$-	$501
U. S. federal agency obligations	20,143	18	(285)	19,876
Municipal obligations, tax exempt	102,853	2,151	(167)	104,837
Municipal obligations, taxable	54,046	589	(315)	54,320
Mortgage-backed securities	128,852	1,300	(795)	129,357
Common stocks	588	619		1,207
Certificates of deposit	8,417	-	-	8,417
Total	$315,399	$4,678	$(1,562)	$318,515

	As of December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$500	$-	$-	$500
U. S. federal agency obligations	20,167	10	(534)	19,643
Municipal obligations, tax exempt	90,700	1,712	(619)	91,793
Municipal obligations, taxable	53,244	270	(1,042)	52,472
Mortgage-backed securities	127,384	700	(2,491)	125,593
Common stocks	602	501	-	1,103
Certificates of deposit	9,142	-	-	9,142
Total	$301,739	$3,193	$(4,686)	$300,246

Certain of the Company’s investment securities have unrealized losses, or are temporarily impaired. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which are temporarily impaired are shown below, along with the length of the impairment period.

		As of June 30, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	13	$623	$(1)	$14,443	$(284)	$15,066	$(285)
Municipal obligations, tax exempt	58	7,774	(28)	9,556	(139)	17,330	(167)
Municipal obligations, taxable	54	5,717	(15)	15,907	(300)	21,624	(315)
Mortgage-backed securities	26	28,436	(659)	9,978	(136)	38,414	(795)
Total	151	$42,550	$(703)	$49,884	$(859)	$92,434	$(1,562)

		As of December 31, 2013
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	18	$16,028	$(436)	$2,149	$(98)	$18,177	$(534)
Municipal obligations, tax exempt	91	24,496	(518)	3,151	(101)	27,647	(619)
Municipal obligations, taxable	88	35,299	(1,030)	1,080	(12)	36,379	(1,042)
Mortgage-backed securities	70	89,140	(2,491)	-	-	89,140	(2,491)
Total	267	$164,963	$(4,475)	$6,380	$(211)	$171,343	$(4,686)

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

Maturities of investment securities at June 30, 2014 were as follows:

	Amortized	Estimated
(Dollars in thousands)	cost	fair value
Due in less than one year	$16,507	$16,629
Due after one year but within five years	179,438	180,818
Due after five years but within ten years	89,019	90,032
Due after ten years	29,847	29,829
Common stocks	588	1,207
Total	$315,399	$318,515

The preceding table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock was $1.9 million at June 30, 2014 and $3.2 million at December 31, 2013. The carrying value of the FRB stock was $1.9 million at June 30, 2014 and December 31, 2013. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there is no available market value, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB and FRB, as applicable. Also included in other investment securities are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at June 30, 2014 and December 31, 2013. The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following as of:

	June 30,	December 31,
	2014	2013
(Dollars in thousands)
One-to-four family residential real estate	$127,567	$125,087
Construction and land	22,967	23,776
Commercial real estate	118,158	119,390
Commercial loans	56,115	61,383
Agriculture loans	63,370	62,287
Municipal loans	9,397	8,846
Consumer loans	20,195	18,600
Total gross loans	417,769	419,369
Net deferred loan costs and loans in process	58	187
Allowance for loan losses	(5,149)	(5,540)
Loans, net	$412,678	$414,016

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three and six months ended June 30, 2014
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at March 31, 2014	$747	$936	$1,806	$1,515	$435	$53	$148	$5,640
Charge-offs	-	-	-	(765)	-	-	(47)	(812)
Recoveries	3	4	5	-	-	-	9	21
Provision for loan losses	(154)	(128)	65	284	162	5	66	300
Balance at June 30, 2014	596	812	1,876	1,034	597	58	176	5,149

Balance at December 31, 2013	$732	$1,343	$1,970	$769	$545	$47	$134	$5,540
Charge-offs	(20)	-	-	(771)	-	-	(89)	(880)
Recoveries	6	7	5	1	-	-	20	39
Provision for loan losses	(122)	(538)	(99)	1,035	52	11	111	450
Balance at June 30, 2014	596	812	1,876	1,034	597	58	176	5,149

Allowance for loan losses:
Individually evaluated for loss	122	25	-	28	-	-	22	197
Collectively evaluated for loss	474	787	1,876	1,006	597	58	154	4,952
Total	596	812	1,876	1,034	597	58	176	5,149

Loan balances:
Individually evaluated for loss	1,682	4,945	2,878	520	281	706	95	11,107
Collectively evaluated for loss	125,885	18,022	115,280	55,595	63,089	8,691	20,100	406,662
Total	$127,567	$22,967	$118,158	$56,115	$63,370	$9,397	$20,195	$417,769

	Three and six ended months June 30, 2013
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at March 31, 2013	$578	$1,134	$1,608	$615	$507	$101	$91	$4,634
Charge-offs	(20)	(53)	-	(1)	-	-	(55)	(129)
Recoveries	-	80	-	16	-	-	4	100
Provision for loan losses	19	95	271	(47)	(153)	(4)	119	300
Balance at June 30, 2013	577	1,256	1,879	583	354	97	159	4,905

Balance at December 31, 2012	$714	$1,214	$1,313	$707	$367	$107	$159	$4,581
Charge-offs	(43)	(53)	-	(200)	-	-	(102)	(398)
Recoveries	8	82	-	17	-	-	15	122
Provision for loan losses	(102)	13	566	59	(13)	(10)	87	600
Balance at June 30, 2013	577	1,256	1,879	583	354	97	159	4,905

Allowance for loan losses:
Individually evaluated for loss	32	281	8	44	-	65	-	430
Collectively evaluated for loss	545	975	1,871	539	354	32	159	4,475
Total	577	1,256	1,879	583	354	97	159	4,905

Loan balances:
Individually evaluated for loss	750	8,377	3,106	261	-	772	7	13,273
Collectively evaluated for loss	92,119	14,666	93,036	62,041	32,602	5,521	12,758	312,743
Total	$92,869	$23,043	$96,142	$62,302	$32,602	$6,293	$12,765	$326,016

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

	As of June 30, 2014
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	595	73	-	668	$1,676	$2,344
Construction and land	203	-	-	203	1,313	1,516
Commercial real estate	-	-	-	-	2,600	2,600
Commercial loans	34	66	-	100	520	620
Agriculture loans	-	243	-	243	281	524
Municipal loans	-	-	-	-	65	65
Consumer loans	186	13	-	199	95	294
Total	$1,018	$395	$-	$1,413	$6,550	$7,963

Percent of gross loans	0.24%	0.10%	0.00%	0.34%	1.57%	1.91%

	As of December 31, 2013
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total

One-to-four family residential real estate	$311	$793	$-	$1,104	$776	$1,880
Construction and land	18	-	-	18	2,165	2,183
Commercial real estate	-	9	-	9	2,658	2,667
Commercial loans	187	-	-	187	4,148	4,335
Agriculture loans	23	-	-	23	-	23
Municipal loans	-	-	-	-	65	65
Consumer loans	85	11	-	96	24	120
Total	$624	$813	$-	$1,437	$9,836	$11,273

Percent of gross loans	0.15%	0.19%	0.00%	0.34%	2.35%	2.69%

The Company’s impaired loans decreased from $16.8 million at December 31, 2013 to $11.1 million at June 30, 2014. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2014 and December 31, 2013, was related to troubled debt restructurings (“TDR”) that are accruing interest, but still classified as impaired. The following tables present information on impaired loans:

	As of June 30, 2014
(Dollars in thousands)	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$1,682	$1,682	$172	$1,510	$122	$1,693	$-
Construction and land	6,681	4,946	2,957	1,988	25	7,850	145
Commercial real estate	2,878	2,878	2,878	-	-	2,941	9
Commercial loans	520	520	418	102	28	524	-
Agriculture loans	281	281	281	-	-	281	-
Municipal loans	772	706	706	-	-	706	10
Consumer loans	95	95	45	50	22	99	-
Total impaired loans	$12,909	$11,108	$7,457	$3,650	$197	$14,094	$164

	As of December 31, 2013
(Dollars in thousands)	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$782	$782	$326	$456	$82	$800	$-
Construction and land	9,895	8,160	6,098	2,062	234	8,383	279
Commercial real estate	2,936	2,936	278	2,658	140	3,046	18
Commercial loans	4,148	4,148	4,115	33	488	192	-
Agriculture loans	-	-	-	-	-	-	-
Municipal loans	772	706	706	-	-	772	20
Consumer loans	24	24	6	18	7	26	-
Total impaired loans	$18,557	$16,756	$11,529	$5,227	$951	$13,219	$317

At June 30, 2014, the Company had seven loan relationships consisting of eleven outstanding loans that were classified as TDRs, none of which were restructured in the six months ended June 30, 2014.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans as of June 30, 2014 that had been modified as TDRs and then subsequently defaulted. At June 30, 2014, there were no commitments to lend additional funds to any loans classified as a TDR. As of June 30, 2014, the Company had $25,000 of allowance recorded against loans classified as TDRs compared to $234,000 recorded at December 31, 2013.

The following table presents information on loans that are classified as TDRs:

	As of June 30, 2014			As of December 31, 2013
(Dollars in thousands)	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	1	$-	$6	1	$-	$6
Construction and land	7	620	3,633	7	627	5,995
Commercial real estate	1	-	278	1	-	278
Municipal loans	2	-	641	2	-	641
Total troubled debt restructurings	11	$620	$4,558	11	$627	$6,920

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $348.2 million and $338.3 million at June 30, 2014 and December 31, 2013, respectively. Gross service fee income related to such loans was $230,000 and $178,000 for the quarters ended June 30, 2014 and 2013, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income for the six months ended June 30, 2014 and 2013 was $459,000 and $347,000, respectively.

The Company had a mortgage repurchase reserve of $454,000 at June 30, 2014 compared to $468,000 at December 31, 2013. The mortgage repurchase reserve represents the Company’s best estimate of probable losses that the Company has incurred related to the repurchase obligation of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment. The Company charged a $19,000 loss against the mortgage repurchase reserve and recorded a $5,000 provision to the reserve during the first six months of 2014.

5.	Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net earnings	$2,077	$1,409	$3,776	$2,849

Weighted average common shares outstanding - basic (1)	3,174,765	3,072,334	3,161,998	3,070,604
Assumed exercise of stock options (1)	40,429	63,531	39,213	56,345
Weighted average common shares outstanding - diluted (1)	3,215,194	3,135,865	3,201,211	3,126,949
Net earnings per share (1):
Basic	$0.65	$0.46	$1.19	$0.93
Diluted	$0.65	$0.45	$1.18	$0.91

(1) Share and per share values for the period ended June 30, 2013 have been adjusted to give effect to the 5% stock dividend paid during December 2013.

The diluted earnings per share computations for the three and six months ended June 30, 2014 and 2013 include all unexercised stock options.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2014 and December 31, 2013, including methods and assumptions utilized, are set forth below:

	As of June 30,		As of December 31,
	2014		2013
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$18,003	$18,003	$29,735	$29,735
Investment securities:
Available-for-sale	318,515	318,515	300,246	300,246
Other securities	3,896	3,896	5,271	5,271
Loans, net	412,678	419,635	414,016	420,475
Loans held for sale, net	11,006	11,076	7,864	7,864
Mortgage servicing rights	2,327	3,383	2,377	3,491
Derivative financial instruments	602	602	265	265
Accrued interest receivable	3,420	3,420	2,581	2,581

Financial liabilities:
Non-maturity deposits	$498,544	$498,544	$501,291	$501,291
Time deposits	185,992	185,867	186,195	186,222
FHLB borrowings	35,671	38,059	35,689	38,087
Other borrowings	32,886	30,075	33,055	29,351
Derivative financial instruments	14	14	78	78
Accrued interest payable	310	310	335	335

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

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2014 or during the year ended December 31, 2013.

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

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, allocated to the appropriate fair value hierarchy:

		As of June 30, 2014
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$501	$501	$-	$-
U. S. federal agency obligations	19,876	-	19,876	-
Municipal obligations, tax exempt	104,837	-	104,837	-
Municipal obligations, taxable	54,320	-	54,320	-
Mortgage-backed securities	129,357	-	129,357	-
Common stocks	1,207	1,207	-	-
Certificates of deposit	8,417	-	8,417	-
Other securities	3,896	-	-	3,896
Derivative financial instruments	602	-	602	-
Liabilities:
Derivative financial instruments	$14	$-	$14	$-

		As of December 31, 2013
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$500	$500	$-	$-
U. S. federal agency obligations	19,643	-	19,643	-
Municipal obligations, tax exempt	91,793	-	91,793	-
Municipal obligations, taxable	52,472	-	52,472	-
Mortgage-backed securities	125,593	-	125,593	-
Common stocks	1,103	1,103	-	-
Certificates of deposit	9,142	-	9,142	-
Other securities	5,271	-	-	5,271
Derivative financial instruments	265	-	265	-
Liabilities:
Derivative financial instruments	$78	$-	$78	$-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. However, adjustments are recorded on certain loans to reflect the impaired value on the underlying collateral. Collateral values are reviewed on a loan-by-loan basis through independent appraisals. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions and/or management’s expertise and knowledge of the client and the client’s business. Because many of these inputs are unobservable, the valuations are classified as Level 3. The carrying value of the Company’s impaired loans was $11.1 million and $16.8 million, with an allocated allowance of $197,000 and $951,000, at June 30, 2014 and December 31, 2013, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013 allocated to the appropriate fair value hierarchy:

		As of June 30, 2014			Total
		Fair value hierarchy			(losses)/
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans	$10,911	$-	$-	$10,911	$(257)
Loans held for sale, net	11,076	-	11,076	-	-
Mortgage servicing rights	3,383	-	-	3,383	-
Real estate owned, net	$191	$-	$-	$191	$-

		As of December 31, 2013			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans	$15,805	$-	$-	$15,805	$(564)
Loans held for sale, net	7,864	-	7,864	-	(41)
Mortgage servicing rights	3,491	-	-	3,491	212
Real estate owned, net	$400	$-	$-	$400	$(135)

8.	Impact of Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists. To eliminate variance in practice, ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU became effective for annual and interim periods beginning after December 15, 2013. Adoption of ASU 2013-11 did not have a significant impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments change the accounting for repurchase-to-maturity repurchase transactions to secured borrowing accounting. ASU 2014-11 also requires additional disclosures for repurchase agreements and securities lending arrangements. The amendments are effective for interim and annual periods beginning after December 15, 2014. The adoption of ASU 2014-11 is not expected to have a significant effect on the Company's consolidated financial statements.

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

We are significantly impacted by prevailing economic conditions, including federal monetary and fiscal policies, and federal regulation of financial institutions. Deposit balances are influenced by numerous factors such as competing investments, the level of income and the personal rate of savings within our market areas. Factors influencing lending activities include the demand for housing and the interest rate pricing competition from other lending institutions.

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty-eight additional branch offices in central, eastern, southeast and southwest Kansas. In August 2013, we entered into an agreement to acquire Citizens Bank, National Association (“Citizens Bank”), and such acquisition was completed on November 1, 2013 with the merger of Citizens Bank with and into the Bank. Citizens Bank had its main office in Fort Scott, Kansas and seven branches located in eastern Kansas, and had approximately $195 million in assets at the time it was acquired.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the valuation of the allowance for loan losses, valuation of real estate owned, valuation of investment securities, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Summary of Results. During the second quarter of 2014, we recorded net earnings of $2.1 million, which was an increase from the $1.4 million of net earnings in the second quarter of 2013. In the first six months of 2014, our net earnings were $3.8 million, an increase from the $2.8 million of net earnings recorded in the same period of 2013. The increase in our net earnings during 2014 was principally the result of our acquisition of Citizens Bank, which was reflected in our results for the three and six months ended June 30, 2014.

The following table summarizes earnings and key performance measures for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net earnings:
Net earnings	$2,077	$1,409	$3,776	$2,849
Basic earnings per share (1)	$0.65	$0.46	$1.19	$0.93
Diluted earnings per share (1)	$0.65	$0.45	$1.18	$0.91
Earnings ratios:
Return on average assets (2)	1.01%	0.88%	0.92%	0.90%
Return on average equity (2)	12.46%	8.79%	11.66%	8.98%
Equity to total assets	8.22%	9.72%	8.22%	9.72%
Net interest margin (2) (3)	3.47%	3.34%	3.48%	3.36%
Dividend payout ratio	29.23%	40.43%	32.20%	39.58%

(1)	Per share values for the periods ended June 30, 2013 have been adjusted to give effect to the 5% stock dividend paid during December 2013.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income of $6.9 million for the quarter ended June 30, 2014 increased $1.7 million, or 32.1%, as compared to the same period of 2013. Interest income on loans increased $1.3 million, or 31.5%, to $5.2 million for the quarter ended June 30, 2014. The increase in interest income on loans was primarily the result of the acquisition of Citizens Bank, which increased our average outstanding loan balances from $323.4 million during the second quarter of 2013 to $422.4 million during the second quarter of 2014. Interest income on investment securities increased $413,000, or 34.1%, to $1.6 million for the second quarter of 2014, as compared to $1.2 million in the same period of 2013. The increase in interest income on investment securities was also primarily the result of the acquisition of Citizens Bank, which increased our average balance of investment securities from $241.7 million during the second quarter of 2013 to $309.3 million during the second quarter of 2014.

Interest income of $13.7 million for the six months ended June 30, 2014 increased $3.3 million, or 31.8%, as compared to the same period of 2013. Interest income on loans increased $2.5 million, or 31.7%, to $10.5 million for the six months ended June 30, 2014. The increase in interest income on loans was primarily the result of our acquisition of Citizens Bank, which increased our average outstanding loan balances from $322.6 million during the first six months of 2013 to $418.8 million during the same period of 2014. Interest income on investment securities increased $778,000, or 32.0%, to $3.2 million for the first six months of 2014, as compared to $2.4 million in the same period of 2013. The increase in interest income on investment securities was also primarily the result of our acquisition of Citizens Bank, which increased our average balance of investment securities from $231.0 million during first six months of 2013 to $308.1 million during the same period of 2014.

Interest Expense. Interest expense during the quarter ended June 30, 2014 increased $39,000, or 5.2%, to $797,000 as compared to the same period of 2013. Interest expense on interest-bearing deposits decreased $32,000, or 9.3%, to $314,000, despite increased average balances in the second quarter of 2014, primarily as a result of lower rates on our certificates of deposit accounts. Our total cost of interest-bearing deposits declined from 0.33% during the second quarter of 2013 to 0.23% during the second quarter of 2014 as we were able to reprice our certificates of deposit lower in the current low interest rate environment. Our average interest-bearing deposit balances increased from $425.9 million to $548.2 million from the second quarter of 2013 to the second quarter of 2014, due primarily to the acquisition of Citizens Bank. For the second quarter of 2014, interest expense on borrowings increased $71,000, or 17.2%, to $483,000 as compared to the same period of 2013, due primarily to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $61.5 million during the second quarter of 2013 to $70.3 million during the second quarter of 2014 as a result of borrowings assumed in the Citizens Bank acquisition.

Interest expense during the six months ended June 30, 2014 increased $49,000, or 3.2%, to $1.6 million as compared to the same period of 2013. Interest expense on interest-bearing deposits decreased $92,000, or 12.6%, to $640,000, despite increased average balances in the first half of 2014, primarily as a result of lower rates on our certificates of deposit accounts. Our total cost of interest-bearing deposits declined from 0.35% during the first six months of 2013 to 0.23% during the same period of 2014 as we were able to reprice our certificates of deposit lower in the current low interest rate environment. Our average interest-bearing deposit balances increased from $425.0 million to $549.4 million from the first six months of 2013 to the same period of 2014, due primarily to the acquisition of Citizens Bank. For the first half of 2014, interest expense on borrowings increased $141,000, or 17.2%, to $962,000 as compared to the same period of 2013, due primarily to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $59.7 million during the first six months of 2013 to $70.1 million during the same period of 2014 as a result of borrowings assumed in the Citizens Bank acquisition.

Net Interest Income. Net interest income increased $1.6 million, or 36.7%, to $6.1 million for the second quarter of 2014 compared to the same period of 2013. Our net interest margin, on a tax-equivalent basis, increased to 3.47% during the second quarter of 2014 from 3.34% during the same period of 2013. The increases in net interest income and net interest margin were primarily the result of the acquisition of Citizens Bank, which increased average interest-earning assets from $573.0 million in the second quarter of 2013 to $742.3 million in the second quarter of 2014.

Net interest income increased $3.2 million, or 36.8%, to $12.1 million for the first six months of 2014 compared to the same period of 2013. Our net interest margin, on a tax-equivalent basis, increased to 3.48% during the first six months of 2014 from 3.36% during the same period of 2013. The increases in net interest income and net interest margin were primarily the result of the acquisition of Citizens Bank, which increased average interest-earning assets from $569.2 million in the first six months of 2013 to $739.6 million in the same period of 2014. We do not expect any further increases in our net interest margin in the near term, and it is possible that our net interest margin will decline in future periods, as we may be unable to lower our cost of deposits to the extent necessary to offset the decline in yield on our loans and investment securities as they continue to reprice lower in the current low interest rate environment.

See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on asset yields, liability rates and net interest margin.

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

We recorded a $300,000 provision for loan losses during the second quarters of both 2014 and 2013. We recorded net loan charge-offs of $791,000 during the second quarter of 2014 compared to net loan charge-offs of $29,000 during the same period of 2013. The increase in net loan charge-offs during the six months ended June 30, 2014 was principally associated with a commercial loan relationship which was previously identified as impaired and which was liquidated during the second quarter of 2014.

We recorded a $450,000 provision for loan losses during the first six months of 2014 compared to $600,000 in the same period of 2013. We recorded net loan charge-offs of $841,000 during the first six months of 2014 compared to net loan charge-offs of $276,000 during the same period of 2013. The loan charge-offs in both periods were primarily associated with previously identified and impaired commercial loan relationships.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $4.1 million in the second quarter of 2014, an increase of $1.6 million, or 63.1%, compared to the same period of 2013, primarily as a result of the Citizens Bank acquisition. The higher non-interest income resulted from increases of $967,000 in gains on sales of loans, $517,000 in fees and service charges and $129,000 in other non-interest income. Our gains on sales of loans increased as a result of an increase in the volume of mortgages loans sold, as well as improved pricing on those loans. The increase in fees and service charges was primarily a result of additional service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. While the increase in gains on sales of loans and fees and service charges were primarily attributable to the acquisition of Citizens Bank, these items also experienced organic growth. The increase in other non-interest income was driven by higher lease revenue relating to the leased portion of a branch acquired from Citizens Bank.

Total non-interest income was $7.4 million in the first six months of 2014, an increase of $2.2 million, or 42.6%, compared to the same period of 2013, primarily as a result of the Citizens Bank acquisition. The higher non-interest income resulted from increases of $1.1 million in gains on sales of loans, $879,000 in fees and service charges and $309,000 in other non-interest income. Our gains on sales of loans increased as a result of an increase in the volume of mortgages loans sold, as well as improved pricing on those loans. The increase in fees and service charges was primarily a result of additional service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. While the increase in gains on sales of loans and fees and service charges were primarily attributable to the acquisition of Citizens Bank, these items also experienced organic growth. The increase in other non-interest income was driven by higher lease revenue relating to the leased portion of a branch acquired from Citizens Bank.

Non-interest Expense. Non-interest expense increased $2.2 million, or 45.9%, to $7.1 million for the second quarter of 2014 compared to the same period of 2013. The increase in non-interest expense was primarily the result of increases of $1.0 million in compensation and benefits, $361,000 in occupancy and equipment, $332,000 in other non-interest expense, $314,000 in amortization expense and $99,000 in data processing. The increases in compensation and benefits, occupancy and equipment, other non-interest expense and data processing in the second quarter of 2014 primarily reflected ongoing operating costs relating to the eight additional branches assumed in the Citizens Bank acquisition. The increase in amortization expense in the second quarter of 2014 was primarily the result of a lower level of expense recorded during the second quarter of 2013 as a result of the reversal of a $212,000 valuation allowance against our mortgage servicing rights portfolio.

Non-interest expense increased $4.2 million, or 42.7%, to $13.9 million for the first six months of 2014 compared to the same period of 2013. The increase in non-interest expense was primarily the result of increases of $2.1 million in compensation and benefits, $772,000 in occupancy and equipment, $525,000 in other non-interest expense, $395,000 in amortization expense and $251,000 in data processing. The increases in compensation and benefits, occupancy and equipment, other non-interest expense and data processing in the first six months of 2014 primarily reflected ongoing operating costs relating to the eight additional branches assumed in the Citizens Bank acquisition. The increase in amortization expense in the first six months of 2014 was primarily the result of a lower level of expense recorded during the same period of 2013 as a result of the reversal of a $212,000 valuation allowance against our mortgage servicing rights portfolio.

Income Tax Expense. During the second quarter of 2014, we recorded income tax expense of $792,000, compared to $417,000 during the same period of 2013. Our effective tax rate increased from 22.8% in the second quarter of 2013 to 27.6% in the second quarter of 2014 as a result of higher earnings before income taxes, while tax-exempt income remained relatively stable between the periods.

During the first six months of 2014, we recorded income tax expense of $1.4 million, compared to $812,000 during the same period of 2013. Our effective tax rate increased from 22.2% in the first six months of 2013 to 26.6% in the same period of 2014 as a result of higher earnings before income taxes, while tax-exempt income remained relatively stable between the periods.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment and mortgage-backed securities. Total assets increased to $836.0 million at June 30, 2014, compared to $828.8 million at December 31, 2013. Net loans, excluding loans held for sale, decreased to $412.7 million at June 30, 2014 from $414.0 million at December 31, 2013. The $1.3 million decrease in loans was primarily the result of lower outstanding balances of commercial, commercial real estate and construction and land loans, partially offset by increases in each of our other loan categories. The overall decline in loan balances was the result of multiple factors, including reduced loan demand from our customers, early payoffs and charge-offs.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At June 30, 2014, our allowance for loan losses totaled $5.1 million, or 1.23% of gross loans outstanding, as compared to $5.5 million, or 1.32% of gross loans outstanding, at December 31, 2013.

As of June 30, 2014 and December 31, 2013, approximately $21.8 million and $14.6 million, respectively, of loans not included in the non-performing asset table were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though certain borrowers are experiencing moderate cash flow problems as well as some deterioration in collateral value, management believes the general allowance was sufficient to cover the risks and probable losses related to such loans at June 30, 2014 and December 31, 2013, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.4 million, or 0.34% of gross loans at both June 30, 2014 and December 31, 2013. At June 30, 2014, $6.6 million in loans were on non-accrual status, or 1.57% of gross loans, compared to $9.8 million, or 2.35% of gross loans, at December 31, 2013. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at June 30, 2014 or December 31, 2103. Our impaired loans totaled $11.1 million at June 30, 2014 compared to $16.8 million at December 31, 2013. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2014 was related to TDRs that were accruing interest but still classified as impaired. We recorded net loan charge-offs of $841,000 during the first six months of 2014 compared to net loan charge-offs of $276,000 during the same period of 2013. The loan charge-offs in both periods were primarily associated with previously identified and impaired commercial loan relationships.

At each of June 30, 2014 and December 31, 2013, the Company had seven loan relationships consisting of eleven outstanding loans that were classified as TDRs. The Company did not classify any loan restructurings during the first six months of 2014 as a TDR.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At June 30, 2014, we had $191,000 of real estate owned compared to $400,000 at December 31, 2013. As of June 30, 2014, real estate owned primarily consisted of a few residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during the recent financial crisis, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. While we believe that our allowance for loan losses at each of June 30, 2014 and December 31, 2013 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a $3.0 million decrease in total deposits during the first six months of 2014, to $684.5 million at June 30, 2014, from $687.5 million at December 31, 2013. The decrease in deposits was primarily due to lower money market and NOW balances, which were primarily associated with seasonable declines in our municipal accounts. This decline was partially offset by higher balances of non-interest bearing deposits and time deposits of $100,000 or greater. Total borrowings decreased $187,000 to $68.6 million at June 30, 2014, from $68.7 million at December 31, 2013.

Non-interest-bearing deposits at June 30, 2014, were $132.1 million, or 19.3% of deposits, compared to $124.5 million, or 18.1%, at December 31, 2013. Money market and NOW deposit accounts were 42.7% of our deposit portfolio and totaled $292.7 million at June 30, 2014, compared to $307.0 million, or 44.7%, at December 31, 2013. Savings accounts increased to $73.8 million, or 10.8% of deposits, at June 30, 2014, from $69.8 million, or 10.1%, at December 31, 2013. Certificates of deposit totaled $186.0 million, or 27.2% of deposits, at June 30, 2014, compared to $186.2 million, or 27.1%, at December 31, 2013.

Certificates of deposit at June 30, 2014, scheduled to mature in one year or less totaled $129.3 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows. During the six months ended June 30, 2014, our cash and cash equivalents decreased by $11.7 million. Our operating activities provided net cash of $4.5 million during the first six months of 2014. Our investing activities used net cash of $12.3 million during the first six months of 2014, primarily as a result of purchasing investment securities. Financing activities used net cash of $3.9 million during the first six months of 2014 primarily as a result of decreased deposits and dividend payments.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $336.5 million at June 30, 2014 and $330.0 million at December 31, 2013. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At June 30, 2014, we had outstanding FHLB advances of $35.7 million and no borrowings against our line of credit with the FHLB. At June 30, 2014, we had collateral pledged to the FHLB that would allow us to borrow an additional $29.9 million, subject to FHLB credit requirements and policies. At June 30, 2014, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $12.7 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million in available credit under which we had no outstanding borrowings at June 30, 2014. We had other borrowings of $32.9 million at June 30, 2014, which included $20.8 million of subordinated debentures, $12.0 million in repurchase agreements and $120,000 on a line of credit. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2014, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, all of which remained satisfied by the Company or were waived by the unrelated financial institution as of and for the period ending June 30, 2014.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.2 million at June 30, 2014.

At June 30, 2014, we had outstanding loan commitments, excluding standby letters of credit, of $67.8 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.” As of June 30, 2014 and December 31, 2013, both the Company and the Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of June 30, 2014, the Company and the Bank met all capital adequacy requirements to which we are subject.

In July 2013 the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. We are in the process of evaluating the full impact of the new regulation to which we will be subject beginning January 1, 2015, but believe we would have been considered “well capitalized” under the new regulation if it had been in effect as of June 30, 2014.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2014 and December 31, 2013:

					To be well-capitalized
					under prompt
			For capital		corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Leverage	$62,672	7.76%	$32,298	4.0%	$40,372	5.0%
Tier 1 Capital	$62,672	12.36%	$20,288	4.0%	$30,432	6.0%
Total Risk Based Capital	$73,169	14.43%	$40,576	8.0%	$50,720	10.0%

As of December 31, 2013
Leverage	$58,605	7.89%	$29,710	4.0%	$37,137	5.0%
Tier 1 Capital	$58,605	11.61%	$20,189	4.0%	$30,283	6.0%
Total Risk Based Capital	$69,888	13.85%	$40,378	8.0%	$50,472	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at June 30, 2014 and December 31, 2013:

					To be well-capitalized
					under prompt
			For capital		corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Leverage	$66,473	8.25%	$32,221	4.0%	$40,276	5.0%
Tier 1 Capital	$66,473	13.14%	$20,231	4.0%	$30,347	6.0%
Total Risk Based Capital	$72,226	14.28%	$40,462	8.0%	$50,578	10.0%

As of December 31, 2013
Leverage	$62,553	8.46%	$29,565	4.0%	$36,956	5.0%
Tier 1 Capital	$62,553	12.43%	$20,133	4.0%	$30,200	6.0%
Total Risk Based Capital	$68,243	13.56%	$40,267	8.0%	$50,333	10.0%

Dividends. During the quarter ended June 30, 2014, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2014. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2014, approximately $9.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	June 30, 2014			June 30, 2013
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$10,603	$8	0.30%	$7,881	$10	0.51%
Investment securities (1)	309,317	1,926	2.50%	241,671	1,496	2.48%
Loans receivable, net (2)	422,399	5,287	5.02%	323,446	4,021	4.99%
Total interest-earning assets	742,319	7,221	3.90%	572,998	5,527	3.87%
Non-interest-earning assets	84,845			68,385
Total	$827,164			$641,383

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$289,503	$68	0.09%	$211,733	$41	0.08%
Savings accounts	74,245	6	0.03%	49,946	4	0.03%
Certificates of deposit	184,494	240	0.52%	164,194	301	0.74%
Total deposits	548,242	314	0.23%	425,873	346	0.33%
FHLB advances and other borrowings	70,337	483	2.75%	61,543	412	2.69%
Total interest-bearing liabilities	618,579	797	0.52%	487,416	758	0.62%
Non-interest-bearing liabilities	141,707			89,706
Stockholders' equity	66,878			64,261
Total	$827,164			$641,383

Interest rate spread (3)			3.38%			3.25%
Net interest margin (4)		$6,424	3.47%		$4,769	3.34%
Tax-equivalent interest - imputed		348			323
Net interest income		$6,076			$4,446

Ratio of average interest-earning assets to average interest-bearing liabilities			120.0%			117.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2014			June 30, 2013
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$12,704	$16	0.25%	$15,606	$20	0.26%
Investment securities (1)	308,122	3,813	2.50%	231,019	2,996	2.61%
Loans receivable, net (2)	418,819	10,541	5.08%	322,562	8,020	5.01%
Total interest-earning assets	739,645	14,370	3.92%	569,187	11,036	3.91%
Non-interest-earning assets	84,851			67,806
Total	$824,496			$636,993

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$291,989	$139	0.10%	$209,619	$88	0.08%
Savings accounts	73,508	12	0.03%	48,815	8	0.03%
Certificates of deposit	183,880	489	0.54%	166,571	636	0.77%
Total deposits	549,377	640	0.23%	425,005	732	0.35%
FHLB advances and other borrowings	70,138	962	2.77%	59,702	821	2.77%
Total interest-bearing liabilities	619,515	1,602	0.52%	484,707	1,553	0.65%
Non-interest-bearing liabilities	139,673			88,343
Stockholders' equity	65,308			63,943
Total	$824,496			$636,993

Interest rate spread (3)			3.40%			3.26%
Net interest margin (4)		$12,768	3.48%		$9,483	3.36%
Tax-equivalent interest - imputed		692			655
Net interest income		$12,076			$8,828

Ratio of average interest-earning assets to average interest-bearing liabilities			119.4%			117.4%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2014 vs 2013			2014 vs 2013
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$10	$(12)	$(2)	$(3)	$(1)	$(4)
Investment securities	418	12	430	935	(118)	817
Loans	1,242	24	1,266	2,409	112	2,521
Total	1,670	24	1,694	3,341	(7)	3,334
Interest expense:
Deposits	586	(618)	(32)	536	(628)	(92)
Other borrowings	61	10	71	141	-	141
Total	647	(608)	39	677	(628)	49
Net interest income	$1,023	$632	$1,655	$2,664	$621	$3,285

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assets and liabilities are principally financial in nature, and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities. Interest rates in the financial markets affect our decision on pricing our assets and liabilities, which impacts net interest income, a significant cash flow source for us. As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2014, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$264	1.1%
100 basis point rising	$150	0.6%
100 basis point falling	$(854)	(3.6)%
200 basis point falling	NM	NM

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that materially affected or are likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; (v) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014 and June 30, 2013; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 8, 2014	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: August 8, 2014	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

