Form 10-Q
period 2014-09-30
LANDMARK BANCORP INC
filed 2014-11-10
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of November 6, 2014, the issuer had outstanding 3,174,799 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$13,365	$29,735
Investment securities:
Available-for-sale, at fair value	335,809	300,246
Other securities	4,385	5,271
Loans, net	415,864	414,016
Loans held for sale, net	10,233	7,864
Premises and equipment, net	20,657	20,634
Bank owned life insurance	17,725	17,342
Goodwill	17,532	17,532
Other intangible assets, net	4,434	4,811
Real estate owned	159	400
Accrued interest and other assets	11,700	10,904
Total assets	$851,863	$828,755

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$136,198	$124,480
Money market and NOW	301,946	307,014
Savings	73,805	69,797
Time, $100,000 and greater	61,803	60,242
Time, other	114,583	125,953
Total deposits	688,335	687,486

Federal Home Loan Bank borrowings	49,662	35,689
Other borrowings	33,642	33,055
Accrued interest, taxes, and other liabilities	10,182	9,833
Total liabilities	781,821	766,063

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,174,971 and 3,140,577 shares issued at September 30, 2014 and December 31, 2013, respectively	32	31
Additional paid-in capital	36,961	36,400
Retained earnings	31,330	27,187
Treasury stock, at cost: 172 and 0 shares at September 30, 2014 and December 31, 2013, respectively	-	-
Accumulated other comprehensive income (loss)	1,719	(926)
Total stockholders’ equity	70,042	62,692

Total liabilities and stockholders’ equity	$851,863	$828,755

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans:
Taxable	$5,248	$4,022	$15,573	$11,832
Tax-exempt	107	56	251	196
Investment securities:
Taxable	1,026	656	2,995	1,912
Tax-exempt	679	589	1,919	1,764
Total interest income	7,060	5,323	20,738	15,704
Interest expense:
Deposits	305	312	945	1,044
Borrowings	492	419	1,454	1,240
Total interest expense	797	731	2,399	2,284
Net interest income	6,263	4,592	18,339	13,420
Provision for loan losses	150	200	600	800
Net interest income after provision for loan losses	6,113	4,392	17,739	12,620
Non-interest income:
Fees and service charges	1,929	1,463	5,521	4,176
Gains on sales of loans, net	1,526	1,047	4,488	2,956
Bank owned life insurance	128	136	383	426
Other	271	133	845	398
Total non-interest income	3,854	2,779	11,237	7,956

Gains on sales of investment securities, net	-	-	39	-

Non-interest expense:
Compensation and benefits	3,607	2,544	10,585	7,450
Occupancy and equipment	1,120	763	3,327	2,198
Acquisition costs	-	176	-	176
Professional fees	228	217	843	699
Amortization of intangibles	339	238	974	478
Data processing	356	234	1,069	696
Advertising	126	107	346	321
Federal deposit insurance premiums	126	107	391	338
Foreclosure and real estate owned expense	40	246	71	305
Other	1,051	912	3,291	2,627
Total non-interest expense	6,993	5,544	20,897	15,288
Earnings before income taxes	2,974	1,627	8,118	5,288
Income tax expense	800	342	2,168	1,154
Net earnings	$2,174	$1,285	$5,950	$4,134
Earnings per share:
Basic (1)	$0.68	$0.42	$1.88	$1.34
Diluted (1)	$0.67	$0.41	$1.85	$1.32
Dividends per share (1)	$0.19	$0.18	$0.57	$0.54

(1)	Per share amounts for the period ended September 30, 2013 have been adjusted to give effect to the 5% stock dividend paid during December 2013.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net earnings	$2,174	$1,285	$5,950	$4,134

Net unrealized holding (losses) gains on available-for-sale securities	(416)	103	4,232	(4,568)
Less reclassification adjustment for net gains included in earnings	-	-	(39)	-
Net unrealized (losses) gains	(416)	103	4,193	(4,568)
Income tax expense on net gains included in earnings	-	-	(14)	-
Income tax (benefit) expense	(153)	38	1,562	(1,694)
Other comprehensive (loss) income	(263)	65	2,645	(2,874)

Total comprehensive income	$1,911	$1,350	$8,595	$1,260

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2013	$29	$32,223	$27,623	$3,458	$63,333
Net earnings	-	-	4,134	-	4,134
Comprehensive loss	-	-	-	(2,874)	(2,874)
Dividends paid ($0.54 per share)	-	-	(1,668)	-	(1,668)
Stock-based compensation	-	44	-	-	44
Exercise of stock options, 13,558 shares, including excess tax benefit of $29	-	247	-	-	247
Balance at September 30, 2013	$29	$32,514	$30,089	$584	$63,216

Balance at January 1, 2014	$31	$36,400	$27,187	$(926)	$62,692
Net earnings	-	-	5,950	-	5,950
Comprehensive income	-	-	-	2,645	2,645
Dividends paid ($0.57 per share)	-	-	(1,807)	-	(1,807)
Stock-based compensation	-	54	-	-	54
Exercise of stock options, 34,394 shares, including excess tax benefit of $14	1	507	-	-	508
Balance at September 30, 2014	$32	$36,961	$31,330	$1,719	$70,042

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$5,950	$4,134
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	600	800
Provision for valuation allowance on real estate owned	22	110
Amortization of investment security premiums, net	1,304	1,130
Amortization of intangibles	974	478
Depreciation	833	694
Bank owned life insurance	(383)	(426)
Stock-based compensation	54	44
Deferred income taxes	(184)	(221)
Gains on sales of investment securities, net	(39)	-
(Gains) losses on sales of real estate owned, net	(32)	146
Gains on sales of loans, net	(4,488)	(2,956)
Proceeds from sales of loans held for sale	156,403	124,667
Origination of loans held for sale	(154,873)	(119,113)
Changes in assets and liabilities:
Accrued interest and other assets	(2,664)	877
Accrued expenses, taxes, and other liabilities	518	(851)
Net cash provided by operating activities	3,995	9,513
Cash flows from investing activities:
Net increase in loans	(2,060)	(4,487)
Maturities and prepayments of investment securities	30,158	32,797
Purchases of investment securities	(63,930)	(58,070)
Proceeds from sales of investment securities	2,023	408
Proceeds from sales of real estate owned and premises and equipment	338	1,929
Purchases of premises and equipment, net	(869)	(363)
Net cash used in investing activities	(34,340)	(27,786)
Cash flows from financing activities:
Net increase in deposits	863	16,639
Federal Home Loan Bank advance borrowings	55,767	81,100
Federal Home Loan Bank advance repayments	(41,794)	(83,828)
Proceeds from other borrowings	970	2,993
Repayments on other borrowings	(532)	-
Proceeds from issuance of common stock under stock option plans	494	218
Excess tax benefit related to stock option plans	14	29
Payment of dividends	(1,807)	(1,668)
Net cash provided by financing activities	13,975	15,483
Net decrease in cash and cash equivalents	(16,370)	(2,790)
Cash and cash equivalents at beginning of period	29,735	14,920
Cash and cash equivalents at end of period	$13,365	$12,130

Continued

6

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

(Dollars in thousands)	Nine months ended
	September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$1,480	$550
Cash paid for interest	2,417	2,345

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	101	196

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2013, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended September 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2013 concluded that its goodwill was not impaired; however, the Company can make no assurances that future impairment tests will not result in goodwill impairments. The Company concluded there were no triggering events during the first nine months of 2014 that required an interim goodwill impairment test.

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

(Dollars in thousands)	As of September 30, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,078	$(4,368)	$1,710
Lease intangible asset	350	(41)	309
Mortgage servicing rights	4,267	(1,852)	2,415
Total other intangible assets	$10,695	$(6,261)	$4,434

(Dollars in thousands)	As of December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,684	$(4,592)	$2,092
Lease intangible asset	350	(8)	342
Mortgage servicing rights	3,866	(1,489)	2,377
Total other intangible assets	$10,900	$(6,089)	$4,811

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2014 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2014	$126
2015	429
2016	327
2017	289
2018	252
Thereafter	596
Total	$2,019

3.	Investments

A summary of investment securities available-for-sale is as follows:

	As of September 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$500	$1	$-	$501
U. S. federal agency obligations	23,066	14	(429)	22,651
Municipal obligations, tax exempt	108,626	2,136	(127)	110,635
Municipal obligations, taxable	60,083	565	(349)	60,299
Mortgage-backed securities	130,502	1,022	(725)	130,799
Common stocks	587	592	-	1,179
Certificates of deposit	9,745	-	-	9,745
Total	$333,109	$4,330	$(1,630)	$335,809

	As of December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$500	$-	$-	$500
U. S. federal agency obligations	20,167	10	(534)	19,643
Municipal obligations, tax exempt	90,700	1,712	(619)	91,793
Municipal obligations, taxable	53,244	270	(1,042)	52,472
Mortgage-backed securities	127,384	700	(2,491)	125,593
Common stocks	602	501	-	1,103
Certificates of deposit	9,142	-	-	9,142
Total	$301,739	$3,193	$(4,686)	$300,246

Certain of the Company’s investment securities have unrealized losses, or are temporarily impaired. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which are temporarily impaired are shown below, along with the length of the impairment period.

(Dollars in thousands)		As of September 30, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	20	$7,594	$(40)	$14,326	$(389)	$21,920	$(429)
Municipal obligations, tax exempt	61	10,163	(38)	8,336	(89)	18,499	(127)
Municipal obligations, taxable	69	11,134	(77)	15,231	(272)	26,365	(349)
Mortgage-backed securities	38	30,025	(112)	26,973	(613)	56,998	(725)
Total	188	$58,916	$(267)	$64,866	$(1,363)	$123,782	$(1,630)

(Dollars in thousands)		As of December 31, 2013
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	18	$16,028	$(436)	$2,149	$(98)	$18,177	$(534)
Municipal obligations, tax exempt	91	24,496	(518)	3,151	(101)	27,647	(619)
Municipal obligations, taxable	88	35,299	(1,030)	1,080	(12)	36,379	(1,042)
Mortgage-backed securities	70	89,140	(2,491)	-	-	89,140	(2,491)
Total	267	$164,963	$(4,475)	$6,380	$(211)	$171,343	$(4,686)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligation securities issued by various municipalities. The Company does not intend to sell, and it is more likely than not that the Company will not be required to sell, its municipal obligations in an unrealized loss position until the recovery of their cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the municipal obligations identified in the tables above are temporarily impaired.

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

Maturities of investment securities at September 30, 2014 were as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$15,173	$15,268
Due after one year but within five years	187,749	188,766
Due after five years but within ten years	96,048	97,096
Due after ten years	33,552	33,500
Common stocks	587	1,179
Total	$333,109	$335,809

The information in the preceding table reflects scheduled principal payments and estimated prepayments, based on observable market inputs, for mortgage-backed securities, where actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

At September 30, 2014 and December 31, 2013, securities pledged to secure public funds on deposit, repurchase agreements and other borrowings had a carrying value of approximately $191.4 million and $171.2 million, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock was $2.4 million at September 30, 2014 and $3.2 million at December 31, 2013. The carrying value of the FRB stock was $1.9 million at September 30, 2014 and December 31, 2013. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there is no available market value, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB and FRB, as applicable. Also included in other investment securities are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at each of September 30, 2014 and December 31, 2013. The Company assessed the ultimate recoverability of these investments and believes that no impairment has occurred.

4.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

(Dollars in thousands)	September 30,	December 31,
	2014	2013

One-to-four family residential real estate	$128,054	$125,087
Construction and land	23,426	23,776
Commercial real estate	117,025	119,390
Commercial loans	64,249	61,383
Agriculture loans	58,538	62,287
Municipal loans	9,321	8,846
Consumer loans	20,319	18,600
Total gross loans	420,932	419,369
Net deferred loan costs and loans in process	154	187
Allowance for loan losses	(5,222)	(5,540)
Loans, net	$415,864	$414,016

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)	Three and nine months ended September 30, 2014
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at June 30, 2014	$596	$812	$1,876	$1,034	$597	$58	$176	$5,149
Charge-offs	(3)	-	-	(12)	-	-	(81)	(96)
Recoveries	3	4	-	1	-	-	11	19
Provision for loan losses	(13)	27	(77)	203	(18)	(2)	30	150
Balance at September 30, 2014	583	843	1,799	1,226	579	56	136	5,222

Balance at December 31, 2013	$732	$1,343	$1,970	$769	$545	$47	$134	$5,540
Charge-offs	(23)	-	-	(783)	-	-	(170)	(976)
Recoveries	9	11	5	2	-	-	31	58
Provision for loan losses	(135)	(511)	(176)	1,238	34	9	141	600
Balance at September 30, 2014	583	843	1,799	1,226	579	56	136	5,222

(Dollars in thousands)	Three and nine ended months September 30, 2013
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at June 30, 2013	$577	$1,256	$1,879	$583	$354	$97	$159	$4,905
Charge-offs	(48)	-	-	-	-	-	(48)	(96)
Recoveries	8	99	-	2	-	-	8	117
Provision for loan losses	55	50	79	(88)	108	(3)	(1)	200
Balance at September 30, 2013	592	1,405	1,958	497	462	94	118	5,126

Balance at December 31, 2012	$714	$1,214	$1,313	$707	$367	$107	$159	$4,581
Charge-offs	(91)	(53)	-	(200)	-	-	(150)	(494)
Recoveries	16	181	-	19	-	-	23	239
Provision for loan losses	(47)	63	645	(29)	95	(13)	86	800
Balance at September 30, 2013	592	1,405	1,958	497	462	94	118	5,126

(Dollars in thousands)	As of September 30, 2014
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	117	-	-	19	-	-	18	154
Collectively evaluated for loss	465	843	1,799	1,207	579	56	119	5,068
Total	582	843	1,799	1,226	579	56	137	5,222

Loan balances:
Individually evaluated for loss	1,655	4,884	2,829	176	234	706	84	10,568
Collectively evaluated for loss	126,399	18,542	114,196	64,073	58,304	8,615	20,235	410,364
Total	$128,054	$23,426	$117,025	$64,249	$58,538	$9,321	$20,319	$420,932

(Dollars in thousands)	As of December 31, 2013
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	82	234	140	488	-	-	7	951
Collectively evaluated for loss	650	1,109	1,830	281	545	47	127	4,589
Total	732	1,343	1,970	769	545	47	134	5,540

Loan balances:
Individually evaluated for loss	782	8,160	2,936	4,148	-	706	24	16,756
Collectively evaluated for loss	124,305	15,616	116,454	57,235	62,287	8,140	18,576	402,613
Total	$125,087	$23,776	$119,390	$61,383	$62,287	$8,846	$18,600	$419,369

The Company’s impaired loans decreased from $16.8 million at December 31, 2013 to $10.6 million at September 30, 2014. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2014 and December 31, 2013, was related to troubled debt restructurings (“TDR”) that are accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the nine months ended September 30, 2014 and 2013. The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2014
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$1,655	$1,655	$133	$1,522	$117	$1,674	$-
Construction and land	6,619	4,884	4,884	-	-	6,878	190
Commercial real estate	2,829	2,829	2,829	-	-	2,908	13
Commercial loans	176	176	74	102	19	176	-
Agriculture loans	234	234	234	-	-	238	-
Municipal loans	772	706	706	-	-	706	15
Consumer loans	84	84	38	46	18	92	-
Total impaired loans	$12,369	$10,568	$8,898	$1,670	$154	$12,672	$218

(Dollars in thousands)	As of December 31, 2013
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$782	$782	$326	$456	$82	$800	$-
Construction and land	9,895	8,160	6,098	2,062	234	8,383	279
Commercial real estate	2,936	2,936	278	2,658	140	3,046	18
Commercial loans	4,148	4,148	154	3,994	488	192	-
Agriculture loans	-	-	-	-	-	-	-
Municipal loans	772	706	706	-	-	772	20
Consumer loans	24	24	6	18	7	26	-
Total impaired loans	$18,557	$16,756	$7,568	$9,188	$951	$13,219	$317

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

(Dollars in thousands)	As of September 30, 2014
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	184	28	-	212	$1,650	$1,862	$126,192
Construction and land	-	-	-	-	1,326	1,326	22,100
Commercial real estate	391	870	-	1,261	2,565	3,826	113,199
Commercial loans	408	62	-	470	176	646	63,603
Agriculture loans	-	17	-	17	234	251	58,287
Municipal loans	-	-	-	-	65	65	9,256
Consumer loans	49	18	-	67	84	151	20,168
Total	$1,032	$995	$-	$2,027	$6,100	$8,127	$412,805

Percent of gross loans	0.24%	0.24%	0.00%	0.48%	1.45%	1.93%	98.07%

(Dollars in thousands)	As of December 31, 2013
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	$311	$793	$-	$1,104	$776	$1,880	$123,207
Construction and land	18	-	-	18	2,165	2,183	21,593
Commercial real estate	-	9	-	9	2,658	2,667	116,723
Commercial loans	187	-	-	187	4,148	4,335	57,048
Agriculture loans	23	-	-	23	-	23	62,264
Municipal loans	-	-	-	-	65	65	8,781
Consumer loans	85	11	-	96	24	120	18,480
Total	$624	$813	$-	$1,437	$9,836	$11,273	$408,096

Percent of gross loans	0.15%	0.19%	0.00%	0.34%	2.35%	2.69%	97.31%

The Company also categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those that are assigned a special mention, substandard or doubtful risk rating using the following definitions:

Special Mention: Loans are currently protected by the current net worth and paying capacity of the obligor or of the collateral pledged but potentially weak. These loans constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. The credit risk may be relatively minor, yet constitutes an unwarranted risk in light of the circumstances surrounding a specific asset.

Substandard: Loan is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table provides information on the Company’s risk categories by loan class:

(Dollars in thousands)	As of September 30, 2014		As of December 31, 2013
	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$124,129	$3,925	$121,949	$3,138
Construction and land	16,720	6,706	17,545	6,231
Commercial real estate	109,544	7,481	114,610	4,780
Commercial loans	53,324	10,925	51,436	9,947
Agriculture loans	56,869	1,669	60,624	1,663
Municipal loans	9,233	88	8,758	88
Consumer loans	20,235	84	18,107	493
Total	390,054	30,878	393,029	26,340

At September 30, 2014, the Company had seven loan relationships consisting of eleven outstanding loans that were classified as TDRs. The Company did not classify any loan modifications as TDRs during the three and nine month periods ended September 30, 2014. No loan modifications were classified as TDRs during the three month period ended September 30, 2013, however during the first nine months of 2013, the Company classified a $278,000 commercial real estate loan as a TDR after modifying the loan payments to interest only in order to allow the borrower additional time to liquidate the properties securing the loan.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans that had been modified as TDRs and then subsequently defaulted during the nine months ended September 30, 2014 and 2013. At September 30, 2014, there were no commitments to lend additional funds on any loan classified as a TDR. As of September 30, 2014, the Company had no allowance recorded against loans classified as TDRs compared to $234,000 recorded at December 31, 2013.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of September 30, 2014			As of December 31, 2013
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	1	$-	$5	1	$-	$6
Construction and land	7	616	3,558	7	627	5,995
Commercial real estate	1	-	264	1	-	278
Municipal loans	2	-	641	2	-	641
Total troubled debt restructurings	11	$616	$4,468	11	$627	$6,920

The Company services one-to-four family residential real estate loans for others with outstanding principal balances of $364.5 million and $338.3 million at September 30, 2014 and December 31, 2013, respectively. Gross service fee income related to such loans was $237,000 and $189,000 for the quarters ended September 30, 2014 and 2013, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income for the nine months ended September 30, 2014 and 2013 was $696,000 and $536,000, respectively.

The Company had a mortgage repurchase reserve of $454,000 at September 30, 2014 compared to $468,000 at December 31, 2013. The mortgage repurchase reserve represents the Company’s best estimate of probable losses that the Company has incurred related to the repurchase obligation of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. Because the level of mortgage repurchase losses depends upon economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, mortgage repurchase losses are difficult to estimate and require considerable judgment. The Company charged a $19,000 loss against the mortgage repurchase reserve and recorded a $5,000 provision to the reserve during the first nine months of 2014.

5.	Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$2,174	$1,285	$5,950	$4,134

Weighted average common shares outstanding - basic (1)	3,174,799	3,082,625	3,166,312	3,074,655
Assumed exercise of stock options (1)	56,305	46,242	45,309	52,972
Weighted average common shares outstanding - diluted (1)	3,231,104	3,128,867	3,211,621	3,127,627
Net earnings per share (1):
Basic	$0.68	$0.42	$1.88	$1.34
Diluted	$0.67	$0.41	$1.85	$1.32

(1)	Share and per share values for the periods ended September 30, 2013 have been adjusted to give effect to the 5% stock dividend paid during December 2013.

The diluted earnings per share computations for the three and nine months ended September 30, 2014 and 2013 include all unexercised stock options because no stock options were anti-dilutive as of such dates.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2014 and December 31, 2013, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of September 30, 2014
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,365	$13,365	$-	$-	$13,365
Investment securities:
Available-for-sale	335,809	1,680	334,129	-	335,809
Other securities	4,385	n/a	n/a	n/a	n/a
Loans, net	415,864	-	-	422,971	422,971
Loans held for sale, net	10,233	-	10,233	-	10,233
Mortgage servicing rights	2,415	-	3,619	-	3,619
Derivative financial instruments	390	-	390	-	390
Accrued interest receivable	3,719	-	1,610	2,109	3,719

Financial liabilities:
Non-maturity deposits	$(511,949)	$(511,949)	$-	$-	(511,949)
Time deposits	(176,386)	-	(176,026)	-	(176,026)
FHLB borrowings	(49,662)	-	(51,724)	-	(51,724)
Other borrowings	(33,643)	-	(30,732)	-	(30,732)
Accrued interest payable	(317)	-	(317)	-	(317)

	As of December 31, 2013
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$29,735	$29,735	$-	$-	$29,735
Investment securities:
Available-for-sale	300,246	1,603	298,643	-	300,246
Other securities	5,271	n/a	n/a	n/a	n/a
Loans, net	414,016	-	-	420,475	420,475
Loans held for sale, net	7,864	-	7,864	-	7,864
Mortgage servicing rights	2,377	-	3,491	-	3,491
Derivative financial instruments	265	-	265	-	265
Accrued interest receivable	2,581	-	1,491	1,090	2,581

Financial liabilities:
Non-maturity deposits	$(501,291)	$(501,291)	$-	$-	(501,291)
Time deposits	(186,195)	-	(186,222)	-	(186,222)
FHLB borrowings	(35,689)	-	(38,087)	-	(38,087)
Other borrowings	(33,055)	-	(29,351)	-	(29,351)
Derivative financial instruments	(78)	-	(78)	-	(78)
Accrued interest payable	(335)	-	(335)	-	(335)

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

The Company’s other investment securities include investments in FHLB and FRB stock, which are held for regulatory purposes. It is not practical to determine the fair value of these investments due to restrictions placed on the transferability of FHLB and FRB stock.

The estimated fair value of the Company’s loan portfolio is based on the segregation of loans by collateral type, interest terms, and maturities. The fair value is estimated based on discounting scheduled and estimated cash flows through maturity using an appropriate risk-adjusted yield curve to approximate current interest rates for each category. No adjustment was made to the interest rates for changes in credit risk of performing loans where there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the interest rates along with the allowance for loan losses applicable to the performing loan portfolio results in a fair valuation of such loans. The fair values of impaired loans are generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC Topic 820 and is classified as Level 3.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis. The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

The Company measures its mortgage servicing rights at the lower of amortized cost or fair value. Periodic impairment assessments are performed based on fair value estimates at the reporting date. The fair value of mortgage servicing rights are estimated based on a valuation model which calculates the present value of estimated future cash flows associated with servicing the underlying loans. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimated prepayment speeds, market discount rates, cost to service, and other servicing income, including late fees. The fair value measurements are classified as Level 2.

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

The Company also includes interest rate swaps in derivative financial instruments. The fair values of these derivatives are based on valuation models that utilize readily observable market inputs. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets. The Company terminated its interest rate swaps during the third quarter of 2014.

Off-Balance-Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material.

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2014 or during the year ended December 31, 2013.

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

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2014
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$501	$501	$-	$-
U. S. federal agency obligations	22,651	-	22,651	-
Municipal obligations, tax exempt	110,635	-	110,635	-
Municipal obligations, taxable	60,299	-	60,299	-
Mortgage-backed securities	130,799	-	130,799	-
Common stocks	1,179	1,179	-	-
Certificates of deposit	9,745	-	9,745	-
Derivative financial instruments	$390	$-	$390	$-

(Dollars in thousands)		As of December 31, 2013
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$500	$500	$-	$-
U. S. federal agency obligations	19,643	-	19,643	-
Municipal obligations, tax exempt	91,793	-	91,793	-
Municipal obligations, taxable	52,472	-	52,472	-
Mortgage-backed securities	125,593	-	125,593	-
Common stocks	1,103	1,103	-	-
Certificates of deposit	9,142	-	9,142	-
Derivative financial instruments	265	-	265	-
Liabilities:
Derivative financial instruments	$(78)	$-	$(78)	$-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $10.6 million and $16.8 million, with an allocated allowance of $154,000 and $951,000, at September 30, 2014 and December 31, 2013, respectively.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis. The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

Real estate owned includes assets acquired through, or in lieu of, foreclosure and land previously acquired for expansion. Real estate owned is initially recorded at the fair value of the collateral less estimated selling costs. Subsequent valuations are updated periodically and are based upon independent appraisals, third party price opinions or internal pricing models. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Real estate owned is reviewed and evaluated at least annually for additional impairment and adjusted accordingly, based on the same factors identified above.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of September 30, 2014			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$1,405	$-	$-	$1,405	$(45)
Commercial loans	83	-	-	83	(19)
Consumer loans	28	-	-	28	(10)
Loans held for sale, net	10,233	-	10,233	-	(2)
Real estate owned:
One-to-four family residential real estate	40	-	-	40	(22)

		As of December 31, 2013			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$374	$-	$-	$374	$(82)
Construction and land	1,828	-	-	1,828	154
Commercial real estate	2,518	-	-	2,518	(140)
Commercial loans	3,506	-	-	3,506	(488)
Consumer loans	11	-	-	11	(8)
Loans held for sale, net	7,864	-	7,864	-	(41)
Real estate owned:
One-to-four family residential real estate	210	-	-	210	(109)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)
	Fair value	Valuation technique	Unboservable inputs	Range
As of September 30, 2014
Impaired loans:
One-to-four family residential real estate	$1,405	Sales comparison	Adjustment to appraised value	10%-20%
Commercial loans	83	Sales comparison	Adjustment to comparable sales	20%-50%
Consumer loans	28	Sales comparison	Adjustment to appraised value	20%

As of December 31, 2013
Impaired loans:
One-to-four family residential real estate	$374	Sales comparison	Adjustment to appraised value	0%-10%
Construction and land	1,828	Sales comparison	Adjustment to appraised value	25%
Commercial real estate	2,518	Sales comparison	Adjustment to appraised value	10%-25%
Commercial loans	3,506	Sales comparison	Adjustment to comparable sales	5%-40%
Consumer loans	11	Sales comparison	Adjustment to comparable sales	0%

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have a significant effect on the Company's consolidated financial statements.

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

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the valuation of the allowance for loan losses, valuation of real estate owned, valuation of investment securities, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Summary of Results. During the third quarter of 2014, we recorded net earnings of $2.2 million, which was an increase from the $1.3 million of net earnings in the third quarter of 2013. In the first nine months of 2014, our net earnings were $6.0 million, an increase from the $4.1 million of net earnings recorded in the same period of 2013. The increase in our net earnings during 2014 was principally the result of our acquisition of Citizens Bank, which was reflected in our results for the three and nine months ended September 30, 2014.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net earnings:
Net earnings	$2,174	$1,285	$5,950	$4,134
Basic earnings per share (1)	$0.68	$0.42	$1.88	$1.34
Diluted earnings per share (1)	$0.67	$0.41	$1.85	$1.32
Earnings ratios:
Return on average assets (2)	1.02%	0.80%	0.96%	0.87%
Return on average equity (2)	12.47%	8.19%	11.94%	8.72%
Equity to total assets	8.22%	10.03%	8.22%	10.03%
Net interest margin (2) (3)	3.47%	3.40%	3.48%	3.37%
Dividend payout ratio	28.36%	44.19%	30.81%	41.01%

(1)	Per share values for the periods ended September 30, 2013 have been adjusted to give effect to the 5% stock dividend paid during December 2013.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income of $7.1 million for the quarter ended September 30, 2014 increased $1.7 million, or 32.6%, as compared to the same period of 2013. Interest income on loans increased $1.3 million, or 31.3%, to $5.4 million for the quarter ended September 30, 2014. The increase in interest income on loans was primarily the result of the acquisition of Citizens Bank, which drove an increase in our average outstanding loan balances from $330.1 million during the third quarter of 2013 to $425.1 million during the third quarter of 2014. Interest income on investment securities increased $460,000, or 36.9%, to $1.7 million for the third quarter of 2014, as compared to $1.2 million in the same period of 2013. The increase in interest income on investment securities was also primarily the result of the acquisition of Citizens Bank, which drove an increase in our average balance of investment securities from $241.3 million during the third quarter of 2013 to $331.5 million during the third quarter of 2014.

Interest income of $20.7 million for the nine months ended September 30, 2014 increased $5.0 million, or 32.1%, as compared to the same period of 2013. Interest income on loans increased $3.8 million, or 31.6%, to $15.8 million for the nine months ended September 30, 2014. The increase in interest income on loans was primarily the result of our acquisition of Citizens Bank, which drove an increase in our average outstanding loan balances from $325.1 million during the first nine months of 2013 to $420.9 million during the same period of 2014. Interest income on investment securities increased $1.2 million, or 33.7%, to $4.9 million for the first nine months of 2014, as compared to $3.7 million in the same period of 2013. The increase in interest income on investment securities was also primarily the result of our acquisition of Citizens Bank, which drove an increase in our average balance of investment securities from $234.5 million during first nine months of 2013 to $316.0 million during the same period of 2014.

Interest Expense. Interest expense during the quarter ended September 30, 2014 increased $66,000, or 9.0%, to $797,000 as compared to the same period of 2013. Interest expense on interest-bearing deposits decreased $7,000, or 2.2%, to $305,000 for the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013, despite increased average balances in the third quarter of 2014, primarily as a result of lower rates on our certificates of deposit accounts. Our total cost of interest-bearing deposits declined from 0.30% during the third quarter of 2013 to 0.22% during the third quarter of 2014 as we were able to reprice our certificates of deposit lower in the current low interest rate environment. Our average interest-bearing deposit balances increased from $418.2 million to $554.3 million from the third quarter of 2013 to the third quarter of 2014, due primarily to the acquisition of Citizens Bank. For the third quarter of 2014, interest expense on borrowings increased $73,000, or 17.4%, to $492,000 as compared to the same period of 2013, due primarily to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $66.8 million during the third quarter of 2013 to $72.4 million during the third quarter of 2014, primarily as a result of borrowings assumed in the Citizens Bank acquisition.

Interest expense during the nine months ended September 30, 2014 increased $115,000, or 5.0%, to $2.4 million as compared to the same period of 2013. Interest expense on interest-bearing deposits decreased $99,000, or 9.5%, to $945,000 for the nine months ended September 30, 2014 as compared to the same period ended September 30, 2013, despite increased average balances in the first nine months of 2014, primarily as a result of lower rates on our certificates of deposit accounts. Our total cost of interest-bearing deposits declined from 0.33% during the first nine months of 2013 to 0.23% during the same period of 2014 as we were able to reprice our certificates of deposit lower in the current low interest rate environment. Our average interest-bearing deposit balances increased from $422.7 million to $551.0 million from the first nine months of 2013 to the same period of 2014, due primarily to the acquisition of Citizens Bank. For the first nine months of 2014, interest expense on borrowings increased $214,000, or 17.3%, to $1.5 million as compared to the same period of 2013, due primarily to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $62.1 million during the first nine months of 2013 to $70.9 million during the same period of 2014, primarily as a result of borrowings assumed in the Citizens Bank acquisition.

Net Interest Income. Net interest income increased $1.7 million, or 36.4%, to $6.3 million for the third quarter of 2014 compared to the same period of 2013. Our net interest margin, on a tax-equivalent basis, increased to 3.47% during the third quarter of 2014 from 3.40% during the same period of 2013. The increases in net interest income and net interest margin were primarily the result of the acquisition of Citizens Bank, which increased average interest-earning assets from $572.8 million in the third quarter of 2013 to $761.8 million in the third quarter of 2014.

Net interest income increased $4.9 million, or 36.7%, to $18.3 million for the first nine months of 2014 compared to the same period of 2013. Our net interest margin, on a tax-equivalent basis, increased to 3.48% during the first nine months of 2014 from 3.37% during the same period of 2013. The increases in net interest income and net interest margin were primarily the result of the acquisition of Citizens Bank, which increased average interest-earning assets from $570.4 million in the first nine months of 2013 to $747.1 million in the same period of 2014. We do not expect any further increases in our net interest margin in the near term, and it is possible that our net interest margin will decline in future periods, as we may be unable to lower our cost of deposits to the extent necessary to offset the decline in yield on our loans and investment securities as they continue to reprice lower in the current low interest rate environment.

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

We recorded a $150,000 provision for loan losses during the third quarter of 2014 compared to $200,000 in the same period of 2013. We recorded net loan charge-offs of $77,000 during the third quarter of 2014 compared to net loan recoveries of $21,000 during the same period of 2013.

We recorded a $600,000 provision for loan losses during the first nine months of 2014 compared to $800,000 in the same period of 2013. We recorded net loan charge-offs of $918,000 during the first nine months of 2014 compared to net loan charge-offs of $255,000 during the same period of 2013. The loan charge-offs in both periods were primarily associated with previously identified and impaired commercial loan relationships.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.9 million in the third quarter of 2014, an increase of $1.1 million, or 38.7%, compared to the same period of 2013, primarily as a result of the Citizens Bank acquisition. The higher non-interest income resulted from increases of $479,000 in gains on sales of loans, $466,000 in fees and service charges and $138,000 in other non-interest income. Our gains on sales of loans increased as a result of an increase in the volume of mortgage loans sold, as well as improved pricing on those loans. The increase in fees and service charges was primarily a result of additional service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. While the increases in gains on sales of loans and fees and service charges were primarily attributable to the acquisition of Citizens Bank, as the acquisition caused increased volumes of mortgage loan originations and deposit related transactions, these items also experienced organic growth. The increase in other non-interest income was driven by higher lease revenue relating to the leased portion of a branch acquired from Citizens Bank.

Total non-interest income was $11.2 million in the first nine months of 2014, an increase of $3.3 million, or 41.2%, compared to the same period of 2013, primarily as a result of the Citizens Bank acquisition. The higher non-interest income resulted from increases of $1.5 million in gains on sales of loans, $1.3 million in fees and service charges and $447,000 in other non-interest income. Our gains on sales of loans increased as a result of an increase in the volume of mortgage loans sold, as well as improved pricing on those loans. The increase in fees and service charges was primarily a result of additional service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. While the increases in gains on sales of loans and fees and service charges were primarily attributable to the acquisition of Citizens Bank, as the acquisition caused increased volumes of mortgage loan originations and deposit related transactions, these items also experienced organic growth. The increase in other non-interest income was driven by higher lease revenue relating to the leased portion of a branch acquired from Citizens Bank.

Non-interest Expense. Non-interest expense increased $1.4 million, or 26.1%, to $7.0 million for the third quarter of 2014 compared to the same period of 2013. The increase in non-interest expense was primarily the result of increases of $1.1 million in compensation and benefits, $357,000 in occupancy and equipment, $139,000 in other non-interest expense, $122,000 in data processing and $101,000 in amortization expense. The increases in compensation and benefits, occupancy and equipment, other non-interest expense, data processing and amortization in the third quarter of 2014 primarily reflected ongoing operating costs relating to the eight additional branches assumed in the Citizens Bank acquisition. Partially offsetting those increases were declines of $206,000 in foreclosure and other real estate expense and $176,000 in acquisition costs, as the third quarter of 2013 reflected higher costs associated with liquidating other real estate and the acquisition of Citizens Bank.

Non-interest expense increased $5.6 million, or 36.7%, to $20.9 million for the first nine months of 2014 compared to the same period of 2013. The increase in non-interest expense was primarily the result of increases of $3.1 million in compensation and benefits, $1.1 million in occupancy and equipment, $664,000 in other non-interest expense, $496,000 in amortization expense and $373,000 in data processing. The increases in compensation and benefits, occupancy and equipment, other non-interest expense, amortization and data processing in the first nine months of 2014 primarily reflected ongoing operating costs relating to the eight additional branches assumed in the Citizens Bank acquisition. The increase in amortization expense in the first nine months of 2014 was also higher as the result of a lower level of expense recorded during the same period of 2013 as a result of the reversal of a $212,000 valuation allowance against our mortgage servicing rights portfolio. Partially offsetting those increases were declines of $234,000 in foreclosure and other real estate expense and $176,000 in acquisition costs, as 2013 reflected higher costs associated with liquidating other real estate and the acquisition of Citizens Bank.

Income Tax Expense. During the third quarter of 2014, we recorded income tax expense of $800,000, compared to $342,000 during the same period of 2013. Our effective tax rate increased from 21.0% in the third quarter of 2013 to 26.9% in the third quarter of 2014 as a result of higher earnings before income taxes, while tax-exempt income remained relatively stable between the periods.

During the first nine months of 2014, we recorded income tax expense of $2.2 million, compared to $1.2 million during the same period of 2013. Our effective tax rate increased from 21.8% in the first nine months of 2013 to 26.7% in the same period of 2014 as a result of higher earnings before income taxes, while tax-exempt income remained relatively stable between the periods.

Financial Condition. Despite measured improvement in certain metrics, general uncertainty with respect to economic conditions in the United States continues to affect our asset quality and performance. Although the geographic markets in which the Company operates have been impacted by these economic conditions in recent years, the effect has generally not been as severe as those experienced in some areas of the United States. In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Despite a few lingering problem loans that management continues to work to resolve, our asset quality has generally improved over the past few years. Outside of identified problem assets, management believes that the Company continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment and mortgage-backed securities. Total assets increased to $851.9 million at September 30, 2014, compared to $828.8 million at December 31, 2013. Net loans, excluding loans held for sale, increased to $415.9 million at September 30, 2014 from $414.0 million at December 31, 2013. The $1.9 million increase in loans was primarily the result of higher outstanding balances of one-to-four family residential real estate, commercial, consumer and municipal loans. Partially offsetting those increases were lower outstanding balances of agriculture, commercial real estate and construction and land loans, which declined as the result of multiple factors, including reduced loan demand from our customers and early payoffs.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At September 30, 2014, our allowance for loan losses totaled $5.2 million, or 1.24% of gross loans outstanding, as compared to $5.5 million, or 1.32% of gross loans outstanding, at December 31, 2013. The allowance for loan losses declined at September 30, 2014, as compared to December 31, 2013, primarily as a result of a decrease in our impaired loans as a result of the liquidation and charge-off of a previously identified and impaired commercial loan relationship.

Loans past due 30-89 days and still accruing interest totaled $2.0 million, or 0.48% of gross loans at September 30, 2014 compared to $1.4 million, or 0.34% of gross loans, at December 31, 2013. At September 30, 2014, $6.1 million in loans were on non-accrual status, or 1.45% of gross loans, compared to $9.8 million, or 2.35% of gross loans, at December 31, 2013. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at September 30, 2014 or December 31, 2013. Our impaired loans totaled $10.6 million at September 30, 2014 compared to $16.8 million at December 31, 2013. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2014 was related to TDRs that were accruing interest but still classified as impaired. We recorded net loan charge-offs of $918,000 during the first nine months of 2014 compared to net loan charge-offs of $255,000 during the same period of 2013. The loan charge-offs in both periods were primarily associated with previously identified and impaired commercial loan relationships.

At both September 30, 2014 and December 31, 2013, the Company had seven loan relationships consisting of eleven outstanding loans that were classified as TDRs. The Company did not classify any loan restructurings during the first nine months of 2014 as a TDR.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At September 30, 2014, we had $159,000 of real estate owned compared to $400,000 at December 31, 2013. As of September 30, 2014, real estate owned primarily consisted of a few residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during the recent financial crisis, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. While we believe that our allowance for loan losses at each of September 30, 2014 and December 31, 2013 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $849,000 in total deposits during the first nine months of 2014, to $688.3 million at September 30, 2014, from $687.5 million at December 31, 2013. The increase in deposits was primarily due to higher non-interest bearing deposits, savings accounts and time deposits of $100,000 or greater. The increases were partially offset by lower balances in our money market and NOW accounts and certificates of $100,000 or less. Total borrowings increased $14.6 million to $83.3 million at September 30, 2014, from $68.7 million at December 31, 2013.

Non-interest-bearing deposits at September 30, 2014, were $136.2 million, or 19.8% of deposits, compared to $124.5 million, or 18.1%, at December 31, 2013. Money market and NOW deposit accounts were 43.9% of our deposit portfolio and totaled $301.9 million at September 30, 2014, compared to $307.0 million, or 44.7%, at December 31, 2013. Savings accounts increased to $73.8 million, or 10.7% of deposits, at September 30, 2014, from $69.8 million, or 10.1%, at December 31, 2013. Certificates of deposit totaled $176.4 million, or 25.6% of deposits, at September 30, 2014, compared to $186.2 million, or 27.1%, at December 31, 2013.

Certificates of deposit at September 30, 2014, scheduled to mature in one year or less totaled $118.3 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity.

Cash Flows. During the nine months ended September 30, 2014, our cash and cash equivalents decreased by $16.4 million. Our operating activities provided net cash of $4.0 million during the first nine months of 2014. Our investing activities used net cash of $34.3 million during the first nine months of 2014, primarily as a result of purchasing investment securities. Financing activities provided net cash of $14.0 million during the first nine months of 2014, primarily as a result of increased borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $349.2 million at September 30, 2014 and $330.0 million at December 31, 2013. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At September 30, 2014, we had outstanding FHLB advances of $35.7 million and $14.0 million of borrowings against our line of credit with the FHLB. At September 30, 2014, we had collateral pledged to the FHLB that would allow us to borrow an additional $26.0 million, subject to FHLB credit requirements and policies. At September 30, 2014, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $21.1 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million in available credit under which we had no outstanding borrowings at September 30, 2014. We had other borrowings of $33.6 million at September 30, 2014, which included $20.8 million of subordinated debentures, $12.2 million in repurchase agreements and $605,000 on a line of credit. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2015, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, all of which remained satisfied by the Company or were waived by the unrelated financial institution as of and for the period ending September 30, 2014.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.1 million at September 30, 2014.

At September 30, 2014, we also had outstanding loan commitments, excluding standby letters of credit, of $63.1 million. These commitments consist of unfunded lines of credit and commitments to finance real estate loans. We anticipate that sufficient funds will be available to meet current loan commitments.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. Institutions are required to have minimum leverage capital equal to 4% of total average assets and total qualifying capital equal to 8% of total risk weighted assets in order to be considered “adequately capitalized.” As of September 30, 2014 and December 31, 2013, both the Company and the Bank were rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of September 30, 2014, the Company and the Bank met all capital adequacy requirements to which we are subject.

In July 2013 the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. We will be subject to the new regulation beginning January 1, 2015 and would have been considered “well capitalized” under the new regulation if it had been in effect as of September 30, 2014.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2014 and December 31, 2013:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Leverage	$65,066	7.87%	$33,050	4.0%	$41,313	5.0%
Tier 1 Capital	$65,066	12.77%	$20,378	4.0%	$30,567	6.0%
Total Risk Based Capital	$75,075	14.74%	$40,756	8.0%	$50,945	10.0%

As of December 31, 2013
Leverage	$58,605	7.89%	$29,710	4.0%	$37,137	5.0%
Tier 1 Capital	$58,605	11.61%	$20,189	4.0%	$30,283	6.0%
Total Risk Based Capital	$69,888	13.85%	$40,378	8.0%	$50,472	10.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2014 and December 31, 2013:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Leverage	$68,821	8.35%	$32,971	4.0%	$41,214	5.0%
Tier 1 Capital	$68,821	13.55%	$20,321	4.0%	$30,482	6.0%
Total Risk Based Capital	$74,647	14.69%	$40,643	8.0%	$50,804	10.0%

As of December 31, 2013
Leverage	$62,553	8.46%	$29,565	4.0%	$36,956	5.0%
Tier 1 Capital	$62,553	12.43%	$20,133	4.0%	$30,200	6.0%
Total Risk Based Capital	$68,243	13.56%	$40,267	8.0%	$50,333	10.0%

Dividends. During the quarter ended September 30, 2014, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2014. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of September 30, 2014, approximately $11.9 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$5,111	$3	0.23%	$1,441	$-	0.00%
Investment securities (1)	331,529	2,041	2.44%	241,253	1,538	2.53%
Loans receivable, net (2)	425,121	5,409	5.05%	330,101	4,106	4.94%
Total interest-earning assets	761,761	7,453	3.88%	572,795	5,644	3.91%
Non-interest-earning assets	84,024			68,060
Total	$845,785			$640,855

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$299,874	$71	0.09%	$208,210	$37	0.07%
Savings accounts	73,641	5	0.03%	50,724	4	0.03%
Certificates of deposit	180,744	229	0.50%	159,263	271	0.68%
Total deposits	554,259	305	0.22%	418,197	312	0.30%
FHLB advances and other borrowings	72,381	492	2.70%	66,760	419	2.49%
Total interest-bearing liabilities	626,640	797	0.50%	484,957	731	0.60%
Non-interest-bearing liabilities	149,982			93,618
Stockholders' equity	69,163			62,280
Total	$845,785			$640,855

Interest rate spread (3)			3.38%			3.31%
Net interest margin (4)		$6,656	3.47%		$4,913	3.40%
Tax-equivalent interest - imputed		393			321
Net interest income		$6,263			$4,592

Ratio of average interest-earning assets to average interest-bearing liabilities			121.6%			118.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2014			September 30, 2013
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$10,146	$19	0.25%	$10,831	$20	0.25%
Investment securities (1)	316,010	5,854	2.48%	234,468	4,534	2.59%
Loans receivable, net (2)	420,943	15,950	5.07%	325,103	12,126	4.99%
Total interest-earning assets	747,099	21,823	3.91%	570,402	16,680	3.91%
Non-interest-earning assets	84,571			67,892
Total	$831,670			$638,294

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and NOW accounts	$294,647	$210	0.10%	$209,125	$125	0.08%
Savings accounts	73,553	17	0.03%	49,458	12	0.03%
Certificates of deposit	182,823	718	0.53%	164,108	907	0.74%
Total deposits	551,023	945	0.23%	422,691	1,044	0.33%
FHLB advances and other borrowings	70,894	1,454	2.74%	62,080	1,240	2.67%
Total interest-bearing liabilities	621,917	2,399	0.52%	484,771	2,284	0.63%
Non-interest-bearing liabilities	143,146			90,120
Stockholders' equity	66,607			63,383
Total	$831,670			$638,274

Interest rate spread (3)			3.39%			3.28%
Net interest margin (4)		$19,424	3.48%		$14,396	3.37%
Tax-equivalent interest - imputed		1,085			976
Net interest income		$18,339			$13,420

Ratio of average interest-earning assets to average interest-bearing liabilities			120.1%			117.7%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2014 vs 2013			2014 vs 2013
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$-	$3	$3	$(1)	$-	$(1)
Investment securities	556	(53)	503	1,504	(184)	1,320
Loans	1,209	94	1,303	3,627	197	3,824
Total	1,765	44	1,809	5,130	13	5,143
Interest expense:
Deposits	(39)	32	(7)	373	(472)	(99)
Other borrowings	36	37	73	181	33	214
Total	(3)	69	66	554	(439)	115
Net interest income	$1,768	$(25)	$1,743	$4,576	$452	$5,028

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assets and liabilities are principally financial in nature, and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities. Interest rates in the financial markets affect our decisions relating to pricing our assets and liabilities, which impact net interest income, a significant cash flow source for us. As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2014, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(155)	(0.6)%
100 basis point rising	$(60)	(0.3)%
100 basis point falling	$(846)	(3.5)%
200 basis point falling	NM	NM

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 10.1	Sixth Amendment to Revolving Credit Agreement, dated November 6, 2014, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013; (v) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014 and September 30, 2013; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 10, 2014	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: November 10, 2014	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer

