Form 10-K
period 2014-12-31
LANDMARK BANCORP INC
filed 2015-03-19
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2014

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $49.9 million. On March 18, 2015, the total number of shares of common stock outstanding was 3,337,424.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2015, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2014 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company which was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company. As of December 31, 2014, the Company had $863.5 million in consolidated total assets.

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

The Bank has continued to focus on increasing its originations of commercial, commercial real estate and agricultural loans, which management believes will be more profitable and provide more growth for the Bank than traditional one-to-four family residential real estate lending. While the Bank has grown these portfolios, generally weak loan demand over the past few years as the economy has recovered has made it difficult to have meaningful growth while maintaining high credit standards. Additionally, greater emphasis has been placed on diversification of the deposit mix through expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets as a result of its acquisitions. The Company’s main office is in Manhattan, Kansas. The Company has 29 branch offices in 23 communities across the state of Kansas. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

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

Market Areas

The Bank’s primary deposit gathering and lending markets are geographically diversified with locations in central, eastern, southeast, and southwest Kansas. The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base. The Bank’s markets have not been immune to the effects of the challenging economic conditions of recent years, however, the effect has not been as severe as those experienced in some areas of the United States. To varying degrees, the Bank’s markets generally have experienced flat commercial and residential real estate values, unemployment levels above historical norms and slow growth in consumer spending. A brief description of the four geographic areas and the communities which the Bank serves is set forth below.

The central region of the Bank’s market area consists of the Bank’s locations in Auburn, Manhattan, Osage City, Junction City, Wamego and Topeka, Kansas and includes the counties of Riley, Geary, Osage, Pottawatomie and Shawnee. The economies are significantly impacted by employment at Fort Riley Military Base in Junction City and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Topeka is the capital of Kansas and strongly influenced by the State of Kansas. Topeka and Manhattan are regional destinations for retail shopping as well as home to regional hospitals. Manhattan was also selected as the site of the new National Bio and Agro-Defense Facility, which is expected to have a significant impact on the regional economy as the facility is constructed and begins operations. Construction of the facility began in 2013 and is expected to be completed in five to seven years. Additionally, manufacturing and service industries also play a key role within the central Kansas market.

The Bank’s eastern Kansas branches are located in the communities of Lawrence, Lenexa, Louisburg, Osawatomie, Overland Park, Paola and Wellsville. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas. The eastern region is strongly influenced by the Kansas City metropolitan market, which is the highest growth area in the State of Kansas. The region is influenced by public and private industries and businesses of all sizes. In addition, housing growth and commercial real estate are major drivers of the region’s economy. The Citizens Bank acquisition expanded the Bank’s presence in the eastern Kansas market with branches in the Kansas City metropolitan suburbs of Lenexa and Overland Park.

The southeast region of the Bank’s market area consists of the Bank’s locations in Fort Scott, Iola, Kincaid, Mound City and Pittsburg, Kansas. Agriculture, oil, and gas are the predominant industries in the southeast Kansas region. Both Fort Scott and Pittsburg are recognized as regional commercial centers within the southeast region of the state, which attracts small retail businesses to the region. Additionally, Pittsburg State University and Fort Scott Community College attract a number of individuals from the surrounding area to live within the communities to participate in educational programs and pursue a degree. Fort Scott is also home to a regional hospital. Additionally, manufacturing and service industries also play a key role within the southeast Kansas market. This market area primarily consists of branches acquired from Citizens Bank in 2013.

The Bank’s southwest Kansas branches are located in the communities of Dodge City in Ford County, Garden City in Finney County, Great Bend and Hoisington in Barton County and LaCrosse in Rush County. Agriculture, oil, and gas are the predominant industries in the southwest Kansas region. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small businesses, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, the Dodge City, Garden City and Great Bend communities each have a community college, which attracts individuals from the surrounding areas.

Competition

The Company faces strong competition both in attracting deposits and making real estate, commercial and other loans. Its most direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas, including many larger financial institutions which have greater financial and marketing resources available to them. The ability of the Company to attract and retain deposits generally depends on its ability to provide a rate of return, service levels, liquidity and risk comparable to that offered by competing investment opportunities. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Employees

At December 31, 2014, the Bank had a total of 277 employees (265 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group and the Bank considers its employee relations to be good.

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

Commercial Lending. Loans in this category include loans to service, retail, wholesale and light manufacturing businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base. The Bank continues to focus its organic growth on generating additional commercial loan relationships.

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

Consumer and Other Lending. Loans classified as consumer and other loans include automobile, boat, home improvement and home equity loans. With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing. Home improvement loans and home equity loans are principally secured through second mortgages. The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. Home improvement and home equity loans are generally secured by a second mortgage on the borrower’s personal residence and, when combined with the first mortgage, limited to 80% of the value of the property unless further protected by private mortgage insurance. Home improvement loans are generally made for terms of five to seven years with fixed interest rates. Home equity loans are generally made for terms of ten years on a revolving basis with adjustable monthly interest rates tied to the national prime interest rate. While the Bank primarily provides consumer loans to its existing customers, consumer lending is not a category the Bank targets for organic growth.

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

The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess both the borrower’s ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. The Bank then obtains reports with respect to the borrower’s credit record, and orders, on real estate loans, and reviews an appraisal of any collateral for the loan (prepared for the Bank by an independent appraiser).

Loan applicants are notified promptly of the decision of the Bank. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property.

The Bank is focusing on the generation of commercial, commercial real estate and agriculture loans to grow and diversify the loan portfolio. However, the challenging economic environment has materially impacted loan origination as a result of decreased demand for loans that meet the Bank’s credit standards. In several of the Bank’s markets, there is an oversupply of newly constructed, speculative residential real estate properties and developed vacant lots. As a result of these issues, the Bank has curtailed land development and construction lending and does not expect this type of lending to increase significantly unless the economic outlook continues to improve and the supply and demand of residential housing and vacant developed lots is in balance. Economic conditions in recent years have also caused the Bank to increase underwriting requirements on other types of loans to ensure borrowers can meet repayment requirements.

SUPERVISION AND REGULATION

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the OCC, the Federal Reserve, the FDIC and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of the Company. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represented a sweeping reform of the U.S. supervisory and regulatory framework applicable to financial institutions and capital markets in the wake of the global financial crisis, certain aspects of which are described below in more detail. In particular, and among other things, the Dodd-Frank Act: (i) created a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; (ii) created the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; (iii) narrowed the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expanded the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; (iv) imposed more stringent capital requirements on bank holding companies and subjected certain activities, including interstate mergers and acquisitions, to heightened capital conditions; (v) with respect to mortgage lending, (a) significantly expanded requirements applicable to loans secured by 1-4 family residential real property, (b) imposed strict rules on mortgage servicing, and (c) required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards; (vi) repealed the prohibition on the payment of interest on business checking accounts; (vii) restricted the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; (viii) in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading; (ix) provided for enhanced regulation of advisers to private funds and of the derivatives markets; (x) enhanced oversight of credit rating agencies; and (xi) prohibited banking agency requirements tied to credit ratings. These statutory changes shifted the regulatory framework for financial institutions, impacted the way in which they do business and have the potential to constrain revenues.

Numerous provisions of the Dodd-Frank Act were required to be implemented through rulemaking by the appropriate federal regulatory agencies. Many of the required regulations have been issued and others have been released for public comment, but are not yet final. Furthermore, while the reforms primarily targeted systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of the Company and the Bank will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

The Increasing Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a financial institution available to absorb losses. Because of the risks attendant to their businesses, depository institutions are generally required to hold more capital than other businesses, which directly affects earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations.  Once fully implemented, these standards will represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

The Company and Bank Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis as stringent as those required for insured depository institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that are considered to be Tier 1 Capital for insured depository institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets as of December 31, 2009, they may be retained as Tier I Capital subject to certain restrictions. Because the Company had assets of less than $15 billion, it was able to meet the requirements and maintain its trust preferred proceeds as Tier 1 Capital but will have to comply with the revised capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The minimum capital standards effective for the year ended December 31, 2014 were:

•	A leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted average quarterly assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	A risk-based capital requirement, consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For these purposes, “Tier 1 Capital” consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). “Total Capital” consisted primarily of Tier 1 Capital plus “Tier 2 Capital,” which included other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan and lease losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.

The capital standards described above are minimum requirements and were increased beginning January 1, 2015 under Basel III, as discussed below. Bank regulatory agencies uniformly encourage banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Under the capital regulations of the OCC and Federal Reserve, in order to be “well-capitalized,” a banking organization, for the year ended December 31, 2014, must have maintained:

•	A leverage ratio of Tier 1 Capital to total assets of 5% or greater,

•	A ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and

•	A ratio of Total Capital to total risk-weighted assets of 10% or greater.

The OCC and Federal Reserve guidelines also provide that banks and bank holding companies experiencing internal growth or making acquisitions would be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the agencies will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activities.

Higher capital levels could also be required if warranted by the particular circumstances or risk profile of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2014: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was “well-capitalized,” as defined by OCC regulations. As of December 31, 2014, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

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

U.S. Implementation of Basel III. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements previously, which were in the form of guidelines, Basel III was released in the form of regulations by each of the federal regulatory agencies. The Basel III Rule is applicable to all financial institutions that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies.

The Basel III Rule not only increased most of the required minimum capital ratios as of January 1, 2015, but it introduced the concept of “Common Equity Tier 1 Capital,” which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests, subject to certain regulatory adjustments. The Basel III Rule also established more stringent criteria for instruments to be considered “Additional Tier 1 Capital” (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital were permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which formerly qualified as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will instead qualify as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

As of January 1, 2015, the Basel III Rule requires:

•	A new minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.5%;

•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;

•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1Capital to total quarterly average assets equal to 4% in all circumstances.

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating the increased requirements and adding the Common Equity Tier 1 Capital ratio. In order to be “well-capitalized” under the new regime, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% of risk-weighted assets in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer, and a banking institution may be considered well-capitalized while remaining out of compliance with the capital conservation buffer.

As discussed above, most of the capital requirements are based on a ratio of specific types of capital to “risk-weighted assets.” Not only did Basel III change the components and requirements of capital, but, for nearly every class of financial assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banking institutions will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages.

Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the previous treatment, which neutralized such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Company and the Bank expect to make this election to avoid variations in the level of their capital depending on fluctuations in the fair value of their securities portfolio.

Banking institutions (except for large, internationally active financial institutions) became subject to the Basel III Rule on January 1, 2015, and both the Company and the Bank are currently in compliance with the new required ratios. There are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

The Company

General The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, the Company is subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

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

Federal Securities Regulation The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

The Bank

General The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the FDIC’s DIF to the maximum extent provided under federal law and FDIC regulations, and the Bank is a member of the Federal Reserve System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  For deposit insurance assessment purposes, an insured depository institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. While in the past an insured depository institution’s assessment base was determined by its deposit base, amendments to the Federal Deposit Insurance Act revised the assessment base so that it is calculated using average consolidated total assets minus average tangible equity. This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments. In light of the significant increase in depository institution failures in 2008-2010 and the increase of deposit insurance limits, the DIF incurred substantial losses during recent years. To bolster reserves in the DIF, the Dodd-Frank Act increased the minimum reserve ratio of the DIF to 1.35% of insured deposits and deleted the statutory cap for the reserve ratio. In December 2010, the FDIC set the designated reserve ratio at 2%, 65 basis points above the statutory minimum. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking. As a result, the Bank’s FDIC deposit insurance premiums could increase.

FICO Assessments.  In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2014 was approximately 0.620 basis points (62 cents per $100 of assessable deposits).

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2014, the Bank paid supervisory assessments to the OCC totaling $207,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, financial institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also included a liquidity framework that requires financial institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of financial institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all insured depository institutions. The Company and the Bank are reviewing their liquidity risk management policies in light of the LCR and NSFR.

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

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014. As of December 31, 2014, approximately $13.9 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—The Increasing Regulatory Emphasis on Capital” above.

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

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each financial institution is responsible for establishing its own procedures to achieve those goals. If an financial institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the financial institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the financial institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the institution to increase its capital, restrict the rates the financial institution pays on deposits or require the financial institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require insured depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2015: the first $14.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $14.5 million to $103.6 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $103.6 million, the reserve requirement is $2,673,000 plus 10% of the aggregate amount of total transaction accounts in excess of $103.6 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The Interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio at December 31, 2014, the Bank does not exceed these guidelines.

Consumer Financial Services

The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibited prepayment penalties (subject to certain exceptions) and set forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Mortgage Loan Originator Compensation. As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation was limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans was limited to 3.0% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both.  These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Servicing. The CFPB was also required to implement certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers and are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules also called for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provided for an exemption from most of these requirements for “small servicers.” A small servicer is defined as a loan servicer that services 5,000 or fewer mortgage loans and services only mortgage loans that they or an affiliate originated or own.

Additional Constraints on the Company and Bank

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

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that it will have a material effect on the operations of the Company or the Bank. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule, but any such costs are not expected to be material.

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

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2014.

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

	Years ended December 31,
	2014 vs 2013			2013 vs 2012
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(8)	$-	$(8)	$(1)	$3	$2
Investment securities
Taxable	1,082	244	1,326	43	(184)	(141)
Tax-exempt	640	(260)	380	2,191	(2,240)	(49)
Loans	4,100	103	4,203	992	(812)	180
Total	5,814	87	5,901	3,225	(3,233)	(8)
Interest expense:
Deposits	857	(999)	(142)	83	(855)	(772)
Borrowings	208	39	247	178	(235)	(57)
Total	1,065	(960)	105	261	(1,090)	(829)
Net interest income	$4,749	$1,047	$5,796	$2,964	$(2,143)	$821

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2014, 2013 and 2012. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
	Average balance	Interest	Yield/ cost	Average balance	Interest	Yield/ cost	Average balance	Interest	Yield/ cost
	(Dollars in thousands)			(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$8,266	$21	0.25%	$11,716	$29	0.25%	$11,927	$27	0.23%
Investment securities
Taxable	221,215	4,098	1.85%	162,288	2,772	1.71%	160,043	2,913	1.82%
Tax-exempt (1)	100,965	3,902	3.86%	83,287	3,523	4.23%	75,334	3,572	4.74%
Loans receivable, net (2)	422,342	21,295	5.04%	341,021	17,091	5.01%	315,213	16,911	5.37%
Total interest-earning assets	752,788	29,316	3.89%	598,312	23,415	3.91%	562,517	23,423	4.16%
Non-interest-earning assets	84,468			71,010			69,163
Total	$837,256			$669,322			$631,680

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$297,998	$282	0.09%	$222,112	$188	0.08%	$203,741	$313	0.15%
Savings accounts	73,743	23	0.03%	52,933	17	0.03%	44,289	29	0.07%
Time deposit	180,634	930	0.51%	167,191	1,172	0.70%	178,508	1,807	1.01%
Total deposits	552,375	1,235	0.22%	442,236	1,377	0.31%	426,538	2,149	0.50%
FHLB advances and other borrowings	71,253	1,951	2.74%	63,672	1,704	2.68%	59,287	1,761	2.97%
Total interest-bearing liabilities	623,628	3,186	0.51%	505,908	3,081	0.61%	485,825	3,910	0.80%
Non-interest-bearing liabilities	145,907			99,918			84,303
Stockholders' equity	67,721			63,496			61,552
Total	$837,256			$669,322			$631,680

Interest rate spread (3)			3.38%			3.30%			3.36%
Net interest margin (4)		$26,130	3.47%		$20,334	3.40%		$19,513	3.47%
Tax equivalent interest - imputed (1) (2)		1,466			1,303			1,371
Net interest income		$24,664			$19,031			$18,142

Ratio of average interest-earning assets to average interest-bearing liabilities		120.7%			118.3%			115.8%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities issued by an individual issuer held as of December 31, 2014 were in excess of 10% of the Company’s stockholders’ equity, excluding U.S. federal agency obligations. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB. The Company’s agency mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”). The Company’s investments in certificates of deposits consists of FDIC-insured certificates of deposits with other financial institutions.

	As of December 31,
	2014	2013	2012
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$6,530	$500	$-
U.S. federal agency obligations	25,743	19,643	8,848
Municipal obligations tax-exempt	110,509	91,793	77,286
Municipal obligations taxable	63,922	52,472	38,142
Agency mortgage-backed securities	135,519	125,593	81,848
Common stocks	1,283	1,103	902
Certificates of deposits	5,425	9,142	6,274
Total available-for-sale investment securities, at fair value	$348,931	$300,246	$213,300

FHLB stock	1,996	3,240	3,360
Federal Reserve Bank stock	1,900	1,920	1,765
Correspondent bank common stock	111	111	113
Bank stocks, at cost	$4,007	$5,271	$5,238

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio, excluding common stocks, as of December 31, 2014. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2014
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$-	0.00%	$6,530	0.99%	$-	0.00%	$-	0.00%	$6,530	0.99%
U.S. federal agency obligations	-	0.00%	23,067	1.19%	2,676	2.15%	-	0.00%	25,743	1.29%
Municipal obligations tax-exempt	7,183	4.40%	39,387	3.09%	50,757	3.97%	13,182	5.04%	110,509	3.81%
Municipal obligations taxable	4,702	1.39%	38,063	1.83%	15,863	2.69%	5,294	3.75%	63,922	2.17%
Agency mortgage-backed securities	1,559	2.11%	90,628	2.01%	31,247	2.32%	12,085	2.21%	135,519	2.10%
Certificates of deposits	1,217	0.57%	4,208	1.81%	-	0.00%	-	0.00%	5,425	1.53%
Total	$14,661	2.87%	$201,883	2.06%	$100,543	3.21%	$30,561	3.70%	$347,648	2.57%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance
One-to-four family residential real estate loans	$127,555	$125,087	$88,454	$79,108	$79,631
Construction and land loans	21,950	23,776	23,435	21,672	23,652
Commercial real estate loans	118,411	119,390	88,790	93,786	92,124
Commercial loans	59,971	61,383	64,570	57,006	57,286
Agriculture loans	64,316	62,287	31,935	39,052	38,836
Municipal loans	8,982	8,846	9,857	10,366	5,393
Consumer loans	20,044	18,600	13,417	13,584	14,385
Total gross loans	421,229	419,369	320,458	314,574	311,307
Net deferred loan costs and loans in process	281	187	37	214	328
Allowance for loan losses	(5,320)	(5,540)	(4,581)	(4,707)	(4,967)
Loans, net	$416,190	$414,016	$315,914	$310,081	$306,668

Percent of total
One-to-four family residential real estate loans	30.3%	29.8%	27.6%	25.2%	25.6%
Construction and land loans	5.2%	5.7%	7.3%	6.9%	7.6%
Commercial real estate loans	28.1%	28.5%	27.7%	29.8%	29.6%
Commercial loans	14.2%	14.6%	20.1%	18.1%	18.4%
Agriculture loans	15.3%	14.9%	10.0%	12.4%	12.5%
Municipal loans	2.1%	2.1%	3.1%	3.3%	1.7%
Consumer loans	4.8%	4.4%	4.2%	4.3%	4.6%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2014. The table does not include unscheduled prepayments.

	As of December 31, 2014
	< 1 year	1-5 years	> 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$16,311	$53,296	$57,948	$127,555
Construction and land loans	18,784	2,460	706	21,950
Commercial real estate loans	18,576	49,147	50,688	118,411
Commercial loans	41,757	14,585	3,629	59,971
Agriculture loans	35,390	12,918	16,008	64,316
Municipal loans	494	4,035	4,453	8,982
Consumer loans	4,286	7,493	8,265	20,044
Total gross loans	$135,598	$143,934	$141,697	$421,229

The following table sets forth the dollar amount of all loans due after December 31, 2015 and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2014
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$64,594	$46,650	$111,244
Construction and land loans	2,097	1,069	3,166
Commercial real estate loans	29,688	70,147	99,835
Commercial loans	12,753	5,461	18,214
Agriculture loans	15,747	13,179	28,926
Municipal loans	8,488	-	8,488
Consumer loans	3,195	12,563	15,758
Total gross loans	$136,562	$149,069	$285,631

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). Under the original terms of the Company’s non-accrual loans as of December 31, 2014, interest earned on such loans for the years ended December 31, 2014, 2013 and 2012 would have increased interest income by $525,000, $511,000 and $164,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2014, 2013 and 2012.

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Non-accrual loans	$6,046	$9,836	$9,108	$1,419	$4,817
Accruing loans over 90 days past due	-	-	-	-	-
Non-performing investments	-	-	-	1,104	1,125
Real estate owned, net	255	400	2,444	2,264	3,194
Non-performing assets	$6,301	$10,236	$11,552	$4,787	$9,136

Performing TDRs	$4,657	$6,920	$5,846	$1,071	$531

Non-performing loans to total gross loans	1.44%	2.35%	2.84%	0.45%	1.55%
Non-performing assets to total assets	0.73%	1.24%	1.88%	0.80%	1.63%
Allowance for loan losses to non-performing loans	87.99%	56.32%	50.30%	331.71%	103.11%

The decrease in non-accrual loans during 2014 was principally associated with a $4.0 million commercial loan relationship which was placed on non-accrual status in 2013 as the performance of the business deteriorated and the borrower agreed to sell the business. The business was liquidated in 2014 and resulted in a charge-off of $755,000 and the Bank receiving $3.2 million as a payoff for the credit. The increase in non-accrual loans during 2013 was primarily due to the $4.0 million commercial loan relationship which was partially offset by the return to accrual status of $1.5 million of a $2.2 million land loan that was subject to a troubled debt restructuring (“TDR”) in 2012 after a payment history was established based on the terms of the TDR. Also reducing our non-accrual loan balances in 2013 was the pay down of a $1.1 million commercial loan with proceeds from the liquidation of the borrower’s assets in 2013. The remaining loan balance of $192,000 was charged off in 2013. The increase in non-accrual loans during 2012 was principally associated with the two loans discussed above as well as a commercial loan relationship consisting of $4.4 million in real estate and land loans, which was placed on non-accrual status after the borrower declared bankruptcy. The Company’s non-accrual loans decreased during 2011 primarily as a result of loan charge-offs.

At December 31, 2014, the $255,000 of real estate owned primarily consisted of a few residential real estate properties. The decline in real estate owned during 2013 was principally associated with the sale of a residential subdivision development, a commercial real estate building and land previously acquired by the Bank for expansion. The increase in real estate owned during 2012 was primarily associated with $587,000 of real estate owned acquired in The Wellsville Bank acquisition. Partially offsetting the increase in 2012 was a charge of $175,000 to reflect declines in the fair value of certain real estate owned and from the sales of residential properties. The decline in real estate owned during 2011 was primarily related to the sales of residential properties and recording a charge of $517,000 to reflect declines in the fair value of certain real estate owned.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2014, the Company concluded its allowance for loan losses was adequate based on the evaluation of the loan portfolio’s probable incurred losses.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates and for the periods indicated:

	As of and for the year ending December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balances at beginning of year	$5,540	$4,581	$4,707	$4,967	$5,468
Provision for loan losses	600	800	1,900	2,000	5,900
Charge-offs:
One-to-four family residential real estate loans	(29)	(93)	(70)	(110)	(387)
Construction and land loans	-	(53)	(1,749)	(1,173)	(3,474)
Commercial real estate loans	-	(11)	-	(434)	(96)
Commercial loans	(783)	(200)	(70)	(590)	(8)
Agriculture loans	-	-	-	(1)	(2,327)
Municipal loans	-	(65)
Consumer loans	(237)	(194)	(238)	(132)	(178)
Total charge-offs	(1,049)	(616)	(2,127)	(2,440)	(6,470)
Recoveries:
One-to-four family residential real estate loans	12	202	20	41	10
Construction and land loans	166	523	4	4	-
Commercial real estate loans	4	-	-	37	-
Commercial loans	2	20	12	14	17
Agriculture loans	-	-	39	35	10
Consumer loans	45	30	26	49	32
Total recoveries	229	775	101	180	69
Net recoveries (charge-offs)	(820)	159	(2,026)	(2,260)	(6,401)
Balances at end of year	$5,320	$5,540	$4,581	$4,707	$4,967

Allowance for loan losses to total gross loans	1.26%	1.32%	1.43%	1.50%	1.60%
Net loans charged off (recovered) to average net loans	0.20%	(0.05)%	0.66%	0.74%	1.93%

During 2014, we had net loan charge-offs of $820,000. The charge-offs were primarily associated with a previously identified and impaired $4.0 million commercial loan relationship. During 2013, we had net loan recoveries of $159,000. The net loan recoveries were primarily associated with a previously charged-off $4.3 million construction loan and recoveries on the payoff of a one-to-four family residential real estate loan which had been partially charged-off as part of a TDR in 2010. During 2012, we had net loan charge-offs of $2.0 million compared to $2.3 million during 2011. The net loan charge-offs in 2012 were primarily associated with two land loans that were the subject of TDRs, resulting in charge-offs to reduce the loans down to the market value of the collateral. The net loan charge-offs in 2011 and 2010 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which had previously experienced a significant decline in the appraised value of the collateral securing the loan. Due to additional delays associated with the litigation to collect payment from the guarantor, we charged-off $3.3 million in 2010 and the remaining $1.0 million balance on this loan in 2011. We recovered a portion of this loan in 2014 and 2013 and continue to pursue additional recovery from the guarantor of this loan. In addition to the charge-off of the construction loan, the 2011 period also reflects a charge-off related to a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which were charged down to market value after we acquired ownership of the property securing the loans during 2011. The commercial real estate property was sold during 2011 without incurring any further losses. In addition to the construction loan noted above, the 2010 charge-offs were primarily related to a $2.4 million agriculture loan.

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

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate loans	$755	30.3%	$732	29.8%	$714	27.6%	$560	25.2%	$395	25.6%
Construction and land loans	762	5.2%	1,343	5.7%	1,214	7.3%	928	6.9%	1,193	7.6%
Commercial real estate loans	1,832	28.1%	1,970	28.5%	1,313	27.7%	1,791	29.8%	1,571	29.6%
Commercial loans	836	14.2%	769	14.6%	707	20.1%	745	18.1%	1,173	18.4%
Agriculture loans	915	15.3%	545	14.9%	367	10.0%	433	12.4%	397	12.5%
Municipal loans	51	2.1%	47	2.1%	107	3.1%	130	3.3%	99	1.7%
Consumer loans	169	4.8%	134	4.4%	159	4.2%	120	4.3%	139	4.6%
Total	$5,320	100.0%	$5,540	100.0%	$4,581	100.0%	$4,707	100.0%	$4,967	100.0%

The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans during 2014 was primarily related to the increase in specific allowances related to impaired loans. The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans during 2013 and 2012 was related to an increase in outstanding loan balances while the 2011 increase was related to higher levels of non-accrual loans in the loan category. The allocation of the allowance for loan losses on construction and land loans decreased in 2014 primarily due to a decrease in the specific allowance related to an impaired land loan and a decrease in outstanding loan balances. The allocation of the allowance for loan losses on construction and land loans increased in 2013 and 2012 as a result of increases in loan balances and in the specific allowance related to an impaired land loan after declining in 2011 as a result of a decline in outstanding loan balances as well as increased charge-offs. The allocation of the allowance for loan losses on commercial real estate loans decreased in 2014 primarily as a result of the decrease in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial real estate loans increased in 2013 as a result of higher outstanding loan balances while the 2012 decline was the result of lower outstanding loan balances. The increase in 2011 was related primarily to declines in the estimated fair value of certain collateral dependent impaired loans, increased historical charge-offs and management’s judgment to increase the risk factors used to determine the allowance for loan losses. The allocation of the allowance for loan losses on commercial loans during 2014, 2013 and 2012 were related primarily to increased historical charge-offs, specific allowances on impaired loans and management’s judgment to increase the risk factors. The decline in 2011 of the allocation of the allowance for loan losses on commercial loans was primarily due to a specific allowance recorded on the operating loans associated with a $2.0 million commercial loan relationship. The increase in the allocation of the allowance for loan losses on agriculture loans during 2014, 2013 and 2012 was primarily specific allowances on impaired loans, higher loan balances and management’s judgment to increase the risk factors. The allowance for loan losses is discussed in more detail in the “Non-performing Assets” and “Asset Quality and Distribution” sections of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2014, we believe the Company’s allowance for loan losses continues to be adequate based on the Company’s evaluation of the loan portfolio’s probable incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years ended:

	Years ended December 31,
(Dollars in thousands)	2014		2013		2012
Non-interest bearing demand	$134,865		$90,964		$75,828
Money market and checking	297,998	0.09%	222,112	0.08%	203,741	0.15%
Savings accounts	73,743	0.03%	52,933	0.03%	44,289	0.07%
Certificates of deposit	180,634	0.51%	167,191	0.70%	178,508	1.01%
Total	$687,240		$533,200		$502,366

The following table presents the maturities of jumbo certificates of deposit (amounts of $100,000 or more).

	As of December 31,
(Dollars in thousands)	2014	2013
Three months or less	$17,583	$17,259
Over three months through six months	13,815	9,928
Over six months through 12 months	11,821	15,424
Over 12 months	14,957	17,631
Total	$58,176	$60,242

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2014	2013	2012
Return on average assets	0.96%	0.70%	1.01%
Return on average equity	11.89%	7.33%	10.34%
Equity to total assets	8.30%	7.56%	10.31%
Dividend payout ratio	30.25%	48.32%	33.33%

VII. Short-term Borrowings

Information on short-term borrowings is excluded as the average balances of each category of short-term borrowings was less than 30 percent of stockholders’ equity at December 31, 2014, 2013 and 2012.

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

The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008–09 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III regulatory capital reforms, which increase both the amount and quality of capital that financial institutions must hold.

The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, affects large and small financial institutions alike, including several provisions that impact how community banks, thrifts and small bank and thrift holding companies will operate in the future. Among other things, the Dodd-Frank Act changed the base for FDIC insurance assessments, and expanded the FDIC’s authority to raise the premiums we pay for deposit insurance, affected mortgage-related matters and established the CFPB as an independent entity within the Federal Reserve. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. Moreover, the Dodd-Frank Act included provisions that affect corporate governance and executive compensation at all publicly traded companies.

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rules. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). The Basel III Rules became effective on January 1, 2015, with a phase-in period through 2019 for many of the changes.

The Basel III Rules not only increase most of the required minimum regulatory capital ratios, it introduces a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that formerly qualified as Tier 1 Capital will not qualify or their qualifications will change when the Basel III Rule is fully implemented. However, the Basel III Rules permit banking organizations with less than $15 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital. The Basel III Rules have maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.

The implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. Although we are currently compliant with the Basel III Rules, these changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although general economic conditions have improved, certain sectors remain weak. In addition, local governments and many businesses continue to experience difficulty due to suppressed levels of consumer spending.

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

We established our allowance for loan losses and maintain it at a level considered appropriate by management to absorb probable incurred loan losses in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2014 and 2013 our allowance for loan losses as a percentage of total loans was 1.26% and 1.32%, respectively, and as a percentage of total non-performing loans was 87.99% and 56.32%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb probable incurred losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $127.6 million and $125.1 million, or 30.3% and 29.8%, of our loan portfolio at December 31, 2014 and 2013, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

When the Bank sells mortgage loans, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our sales agreements require us to repurchase mortgage loans in the event of a breach of any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. In 2014, we were obligated to repurchase three loans. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

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

Commercial loans comprised $60.0 million and $61.4 million, or 14.2% and 14.6%, of our loan portfolio at December 31, 2014 and 2013, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agriculture loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Agriculture operating loans comprised $34.9 million and $35.2 million, or 8.3% and 8.4%, of our loan portfolio at December 31, 2014 and 2013, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2014 and 2013, agricultural real estate loans totaled $29.4 million and $27.1 million, or 7.0% and 6.5% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

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

We invest in tax-exempt state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2014, we had $174.4 million of municipal securities, which represented 50.0% of our total securities portfolio. With the economic crisis that began to unfold in 2008, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

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

As of December 31, 2014, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $6.0 million, or 1.44% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $6.3 million, or 0.73% of total assets. In addition, we had $1.1 million in accruing loans that were 30-89 days delinquent as of December 31, 2014.

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

Real estate lending (including commercial, construction, land and residential) is a large portion of our loan portfolio. These categories were $267.9 million, or approximately 63.6% of our total loan portfolio as of December 31, 2014, as compared to $268.3 million, or approximately 64.0%, as of December 31, 2013. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations and those requirements recently became more onerous with the implementation of the Basel III Rules. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continuing growth. Our ability to raise additional capital is particularly important to our strategy of continual growth through acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

Our information systems may experience an interruption or breach in security and cyber-attacks, all if which could have a material adverse effect on our business.

We rely heavily on internal and outsourced technologies, communications, and information systems to conduct our business. Additionally, in the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. As our reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of cyber-attacks (such as unauthorized access to our systems). These risks have increased for all financial institutions as new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. However, applying guidance from FFIEC, we have analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.

We also face risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our reputation could be affected, would could also have a material adverse effect on our business, financial condition or results of operations.

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

Our $20.9 million of subordinated debentures are held by three business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has 29 offices in 23 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott (2), Garden City, Great Bend (2), Hoisington, Iola, Junction City, Kincaid, LaCrosse, Lawrence (2), Lenexa, Louisburg, Mound City, Osage City, Osawatomie, Overland Park, Paola, Pittsburg, Topeka (2), Wamego and Wellsville, Kansas. The Company owns its main office in Manhattan, Kansas and 24 branch offices and leases four branch offices. The Company leases one branch office in each of Fort Scott, Iola, Topeka, and Wamego, Kansas. The Fort Scott, Kansas branch was purchased in the first quarter of 2015. The Company also leases a parking lot for one of the Dodge City branch offices it owns.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol "LARK" since 2001. At December 31, 2014, the Company had approximately 316 owners of record and approximately 750 beneficial owners of our common stock. Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years. Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2014 and 2013.

Year ended December 31, 2014	High	Low	Cash dividends paid
First Quarter	$19.06	$17.86	$0.1810
Second Quarter	22.84	17.93	0.1810
Third Quarter	22.38	18.57	0.1810
Fourth Quarter	25.70	19.76	0.1810

Year ended December 31, 2013	High	Low	Cash dividends paid
First Quarter	$19.48	$17.50	$0.1723
Second Quarter	20.41	18.24	0.1723
Third Quarter	19.86	16.56	0.1723
Fourth Quarter	19.68	17.24	0.1723

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

In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our then-outstanding common stock. Unless terminated earlier by resolution of the Board of Directors, the May 2008 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2014, there were 108,006 shares remaining to repurchase under the plan. The Company did not repurchase any shares during the year ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$863,470	$828,755	$614,067	$598,240	$561,506
Loans, net	416,190	414,016	315,914	310,081	306,668
Investment securities	352,938	305,517	218,538	204,885	175,872
Cash and cash equivalents	12,760	29,735	14,920	17,501	9,735
Deposits	704,555	687,486	482,500	454,134	431,314
Borrowings	76,547	68,744	59,967	76,597	70,301
Stockholders’ equity	71,645	62,692	63,333	59,120	53,817

Selected Operating Data:
Interest income	27,850	22,112	22,052	22,586	24,351
Interest expense	3,186	3,081	3,910	4,659	6,305
Net interest income	24,664	19,031	18,142	17,927	18,046
Provision for loan losses	600	800	1,900	2,000	5,900
Net interest income after provision for loan losses	24,064	18,231	16,242	15,927	12,146
Non-interest income	15,071	10,705	12,443	9,015	9,312
Non-interest expense	28,060	23,535	20,504	19,954	20,030
Earnings before income taxes	11,075	5,401	8,181	4,988	1,428
Income tax expense (benefit)	3,026	746	1,814	504	(615)
Net earnings	8,049	4,655	6,367	4,484	2,043
Earnings per share (1):
Basic	2.42	1.44	1.98	1.39	0.67
Diluted	2.38	1.42	1.96	1.39	0.67
Dividends per share (1)	0.72	0.69	0.66	0.63	0.60
Book value per common share outstanding (1)	21.49	19.01	19.66	18.35	16.79

Other Data:
Return on average assets	0.96%	0.70%	1.01%	0.78%	0.35%
Return on average equity	11.89%	7.33%	10.34%	7.98%	3.73%
Equity to total assets	8.30%	7.56%	10.31%	9.88%	9.58%
Net interest rate spread (2)	3.38%	3.30%	3.36%	3.67%	3.65%
Net interest margin (2)	3.47%	3.40%	3.47%	3.77%	3.78%
Non-performing assets to total assets	0.73%	1.24%	1.88%	0.80%	1.63%
Non-performing loans to total gross loans	1.44%	2.35%	2.84%	0.45%	1.55%
Allowance for loan losses to total gross loans	1.26%	1.32%	1.43%	1.50%	1.60%
Dividend payout ratio	30.25%	48.32%	33.33%	44.72%	92.31%
Number of full service banking offices	29	30	22	21	21

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2014, 2013, 2012, 2011 and 2010.
(2)	Presented on a taxable equivalent basis, using a 34% federal tax rate.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments and certain non-interest related items, including variances in the provision for loan losses. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, federal deposit insurance costs, data processing expenses and provision for loan losses.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty eight additional branch offices in central, eastern, southeast and southwest Kansas. In August 2013, we entered into an agreement to acquire Citizens Bank, National Association (“Citizens Bank”). Citizens Bank had its main office in Fort Scott, Kansas and seven additional branches located in eastern Kansas. Citizens Bank, which was merged into Landmark National Bank on November 1, 2013, had approximately $195 million in assets. The results of the merger did not affect the Bank for all of 2013, and 2014 was the first full year incorporating the Citizens Bank merger in our operations and results.

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

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods to determine the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value. The Company performed a step one impairment test as of December 31, 2014 by comparing the implied fair value of the Company’s single reporting unit to its carrying value. Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s step one impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

SUMMARY OF PERFORMANCE. Net earnings for 2014 increased $3.4 million, or 72.9%, to $8.0 million as compared to $4.7 million for 2013. The increase in net earnings was driven primarily by our acquisition of Citizens Bank on November 1, 2013, which contributed to the increases in net interest income, non-interest income and non-interest expenses as a result of the eight additional branches assumed in the acquisition.

Net interest income for 2014 increased $5.6 million to $24.7 million, or 29.6% higher than the $19.0 million recorded for 2013. Our net interest margin, on a tax equivalent basis, increased from 3.40% during 2013 to 3.47% in 2014. The increases in net interest income and net interest margin were primarily the result of the acquisition of Citizens Bank, which increased average interest-earning assets 25.8% from $598.3 million during 2013 to $752.8 million in 2014. With the continuing low interest rate environment, it is unlikely that we will be able to increase our net interest margin from current levels in the near term and may see a decline, as we currently expect to reinvest our future cash flows into lower yielding investments and may not be able to renew our current loans at the same rates.

We distributed a 5% stock dividend for the 14th consecutive year in December 2014. All per share and average share data in this section reflect the 2014 and 2013 stock dividends.

Interest Income. Interest income for 2014 increased $5.7 million to $27.9 million, an increase of 26.0% as compared to 2013. Interest income on loans increased $4.2 million, or 24.6%, to $21.1 million for 2014. The increase in interest income on loans was primarily the result of our acquisition of Citizens Bank, which drove an increase in our average outstanding loan balances from $341.0 million during 2013 to $422.3 million during 2014. Our tax equivalent yields earned on loans also increased from 5.01% in 2013 to 5.04% in 2014. Interest income on investment securities increased $1.5 million, or 30.4%, to $6.7 million for 2014, as compared to $5.2 million in 2013. The increase in interest income on investment securities was also primarily the result of our acquisition of Citizens Bank, which drove an increase in our average balance of investment securities from $245.6 million during 2013 to $322.2 million during 2014. Partially offsetting the higher average balances was a decrease in the tax equivalent yield on our investment securities portfolio from 2.56% during 2013 to 2.48% during 2014.

Interest Expense. Interest expense during 2014 increased $105,000, or 3.4%, to $3.2 million as compared to $3.1 million for 2013. Interest expense on interest-bearing deposits decreased $142,000, or 10.3%, to $1.2 million for 2014 as compared to $1.4 million for 2013, despite increased average balances in 2014, primarily as a result of lower rates on our certificates of deposit accounts. Our total cost of interest-bearing deposits declined from 0.31% during 2013 to 0.22% during 2014 as we were able to reprice our certificates of deposit lower in the current historically low interest rate environment. Our average interest-bearing deposit balances increased from $442.2 million to $552.4 million from 2013 to 2014, due primarily to the acquisition of Citizens Bank. Interest expense on borrowings during 2014 increased $247,000, or 14.5%, to $2.0 million for 2014 as compared to $1.7 million for 2013, due primarily to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $63.7 million during 2013 to $71.3 million during 2014, primarily as a result of borrowings assumed in the Citizens Bank acquisition.

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

During 2014, net interest income increased $5.6 million, or 29.6%, to $24.7 million compared to $19.0 million in 2013. Our net interest margin, on a tax-equivalent basis, increased to 3.47% during 2014 from 3.40% during 2013. The increases in net interest income and net interest margin were primarily the result of the acquisition of Citizens Bank, which increased average interest-earning assets 25.8% from $598.3 million during 2013 to $752.8 million in 2014. We do not expect any further increases in our net interest margin in the near term, and it is possible that our net interest margin will decline in future periods, as we may be unable to lower our cost of deposits to the extent necessary to offset the decline in yield on our loans and investment securities as they continue to reprice lower in the current low interest rate environment.

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

Our provision for loan losses declined $200,000 to $600,000 in 2014 as compared to $800,000 in 2013, as a result of improvements in our asset quality during 2014. During 2014, we had net loan charge-offs of $820,000 compared to net loan recoveries of $159,000 during 2013. The net loan charge-offs in 2014 were primarily associated with a previously identified and impaired commercial loan relationship, while the net loan recoveries during 2013 were primarily related to a previously identified and impaired construction loan totaling $4.3 million, which was charged-off in 2009 and 2010 and recoveries on the payoff of a one-to-four family residential real estate loan which had been partially charged-off as part of a TDR in 2010. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. During 2014, total non-interest income increased $4.4 million, or 40.8%, to $15.1 million, compared to $10.7 million in 2013, primarily as a result of the Citizens Bank acquisition. The higher non-interest income resulted from increases of $2.1 million in gains on sales of loans, $1.7 million in fees and service charges, $535,000 in other non-interest income and $99,000 in gains on sales of investment securities. Our gains on sales of loans increased as a result of an increase in the volume of mortgage loans sold, as well as improved pricing on those loans. The increase in fees and service charges was primarily a result of additional service charges received on our deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. While the increases in gains on sales of loans and fees and service charges were primarily attributable to the acquisition of Citizens Bank, as the acquisition caused increased volumes of mortgage loan originations and deposit related transactions, these items also experienced organic growth. The increase in other non-interest income was driven by higher lease revenue relating to the leased portion of a branch acquired from Citizens Bank.

Non-interest Expense. Non-interest expense increased $4.5 million, or 19.2%, to $28.1 million in 2014 compared to $23.5 million in 2013. The increase in non-interest expense was primarily the result of increases of $3.8 million in compensation and benefits, $1.1 million in occupancy and equipment, $705,000 in other non-interest expense, $547,000 in amortization expense, $424,000 in data processing, $99,000 in advertising and $77,000 in federal deposit insurance premiums. The increases in compensation and benefits, occupancy and equipment, other non-interest expense, amortization, data processing, advertising and federal deposit insurance premiums in 2014 primarily reflected ongoing operating costs relating to the eight additional branches assumed in the Citizens Bank acquisition. The amortization expense in 2014 was also higher as the result of a lower level of expense recorded during 2013 as a result of the reversal of a $212,000 valuation allowance against our mortgage servicing rights portfolio. Partially offsetting those increases were declines of $1.9 million in non-recurring acquisition costs and $268,000 in foreclosure and other real estate expense, as 2013 reflected the expenses associated with acquiring Citizens Bank and higher costs associated with liquidating other real estate.

INCOME TAXES. During 2014, we recorded income tax expense of $3.0 million, which constituted an effective tax rate of 27.3%, compared to an income tax expense of $746,000 and an effective tax rate of 13.8% in 2013. The increase in our effective tax rate in 2014 was driven by an increase in earnings before income taxes compared to 2013, while tax-exempt investment income and bank owned life insurance income remained similar between the years.

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

Non-interest Income. Total non-interest income decreased $1.7 million, or 14.0%, to $10.7 million in 2013 compared to $12.4 million in 2012, primarily as a result of a $1.9 million decrease in gains on sales of loans as higher mortgage rates led to lower volumes of loans sold in the secondary market in 2013 as compared to 2012. Also contributing to lower non-interest income was a $486,000 gain on sales of investment securities recorded during 2012 compared to no gains or losses in 2013. Partially offsetting those declines was a $486,000 increase in fees and service charges received on deposit accounts and service fee income on one-to-four family residential real estate loans serviced for others. The increase was attributable to both our acquisition and organic growth.

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

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$6,805	$6,873	$7,060	$7,112
Interest expense	805	797	797	787
Net interest income	6,000	6,076	6,263	6,325
Provision for loan losses	150	300	150	-
Net interest income after provision for loan losses	5,850	5,776	6,113	6,325
Non-interest income	3,236	4,186	3,855	3,795
Non-interest expense	6,811	7,093	6,993	7,163
Earnings before income taxes	2,275	2,869	2,975	2,957
Income tax expense (benefit)	576	792	801	858
Net earnings	$1,699	$2,077	$2,174	$2,099
Earnings per share (1):
Basic	$0.52	$0.62	$0.65	$0.63
Diluted	$0.51	$0.61	$0.64	$0.62

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$5,177	$5,204	$5,323	$6,408
Interest expense	795	758	731	797
Net interest income	4,382	4,446	4,592	5,611
Provision for loan losses	300	300	200	-
Net interest income after provision for loan losses	4,082	4,146	4,392	5,611
Non-interest income	2,634	2,543	2,779	2,749
Non-interest expense	4,881	4,863	5,544	8,247
Earnings before income taxes	1,835	1,826	1,627	113
Income tax expense	395	417	342	(408)
Net earnings	$1,440	$1,409	$1,285	$521
Earnings per share (1):
Basic	$0.45	$0.43	$0.40	$0.16
Diluted	$0.44	$0.43	$0.39	$0.16

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2014 and 2013.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $863.5 million at December 31, 2014, compared to $828.8 million at December 31, 2013. The increase in our total assets was primarily the result of an increase in our investments securities, which increased from $300.2 million at December 31, 2013 to $348.9 million at December 31, 2014. Net loans, excluding loans held for sale, increased to $416.2 million at December 31, 2014 from $414.0 million at December 31, 2013.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At December 31, 2014, our allowance for loan losses totaled $5.3 million, or 1.26% of gross loans outstanding, as compared to $5.5 million, or 1.32% of gross loans outstanding, at December 31, 2013. The allowance for loan losses declined at December 31, 2014, as compared to December 31, 2013, primarily as a result of a decrease in our impaired loans as a result of the liquidation and charge-off of a previously identified and impaired commercial loan relationship. Our acquisition of Citizens Bank also impacts our allowance for loan losses to gross loans ratio as the loans were recorded at fair value and no allowance for loans was recorded on the acquisition date.

As of December 31, 2014 and 2013, approximately $18.1 million and $26.3 million, respectively, of loans were assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that the loans identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at December 31, 2014 and 2013, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.1 million, or 0.26% of gross loans at December 31, 2014 compared to $1.4 million, or 0.34% of gross loans, at December 31, 2013. At December 31, 2014, $6.0 million in loans were on non-accrual status, or 1.44% of gross loans, compared to $9.8 million, or 2.35% of gross loans, at December 31, 2013. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at December 31, 2014 or December 31, 2013. Our impaired loans totaled $10.7 million at December 31, 2014 compared to $16.8 million at December 31, 2013. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2014 was related to TDRs that were accruing interest but still classified as impaired. We recorded net loan charge-offs of $820,000 during 2014 compared to net loan recoveries of $159,000 during 2013. The loan charge-offs in 2014 were primarily associated with previously identified and impaired commercial loan relationships. The net loan recoveries in 2013 were primarily associated a with a previously charged-off $4.3 million construction loan and recoveries on the payoff of a one-to-four family residential real estate loan which had been partially charged-off as part of a TDR in 2010.

At December 31, 2014, the Company had ten loan relationships consisting of fifteen outstanding loans that were classified as TDRs compared to seven relationships consisting of eleven outstanding loans at December 31, 2013. During 2014, the Company classified a $128,000 commercial real estate loan, a $146,000 agriculture loan, and two commercial loans totaling $59,000 and $78,000, as TDRs after modifying the amortization schedule of the loans to align with the borrowers’ cash flows. Since the loans were adequately secured, no impairment was recorded against the principal as of December 31, 2014.

During 2013, the Company classified a $278,000 commercial real estate loan as a TDR after modifying the loan payments to interest only in order to allow the borrower additional time to liquidate the properties securing the loan. Since the loan was adequately secured, no impairment was recorded against the principal as of December 31, 2013.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2014, we had $255,000 of real estate owned compared to $400,000 at December 31, 2013. As of December 31, 2014, real estate owned primarily consisted of a few residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Many financial institutions, including us, experienced a general increase in non-performing assets during the recent financial crisis, as even well-established business borrowers developed cash flow, profitability and other business-related problems as a result of economic conditions. While we believe that our allowance for loan losses at each of December 31, 2014 and December 31, 2013 was appropriate, there can be no assurances that loan losses will not exceed the estimated amounts. We believe that we use the best information available to determine the allowance for loan losses; however, unforeseen market conditions could result in adjustment to the allowance for loan losses. In addition, net earnings could be significantly affected if circumstances differ substantially from the assumptions used in establishing the allowance for loan losses. Deterioration in the local economy or real estate values may create additional problem loans for us and require further adjustment to our allowance for loan losses.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $17.1 million in total deposits during 2014, to $704.6 million at December 31, 2014, from $687.5 million at December 31, 2013. The increase in deposits was primarily due to higher non-interest bearing deposits, money market and NOW accounts and savings accounts. The increases were partially offset by lower balances in certificates of deposit balances. Total borrowings increased $7.8 million to $76.5 million at December 31, 2014, from $68.7 million at December 31, 2013.

Non-interest-bearing deposits at December 31, 2014, were $130.5 million, or 18.5% of deposits, compared to $124.5 million, or 18.1%, at December 31, 2013. Money market and NOW deposit accounts were 46.9% of our deposit portfolio and totaled $330.6 million at December 31, 2014, compared to $307.0 million, or 44.7%, at December 31, 2013. Savings accounts increased to $74.4 million, or 10.6% of deposits, at December 31, 2014, from $69.8 million, or 10.1%, at December 31, 2013. Certificates of deposit totaled $169.1 million, or 24.0% of deposits, at December 31, 2014, compared to $186.2 million, or 27.1%, at December 31, 2013.

Certificates of deposit at December 31, 2014, scheduled to mature in one year or less, totaled $112.3 million. Historically, maturing deposits have generally remained with the Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2014, our cash and cash equivalents decreased by $17.0 million. Our operating activities provided net cash of $8.7 million in 2014. Our investing activities used net cash of $48.4 million during 2014, primarily as a result of purchasing investment securities. Our financing activities provided net cash of $22.8 million during 2014, primarily as a result of an increase in deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $361.7 million at December 31, 2014 and $330.0 million at December 31, 2013. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2014, we had outstanding FHLB advances of $35.7 million and $7.6 million of borrowings against our line of credit with the FHLB. At December 31, 2014, we had collateral pledged to the FHLB that would allow us to borrow an additional $27.7 million, subject to FHLB credit requirements and policies. At December 31, 2014, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $21.0 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million in available credit under which we had no outstanding borrowings at December 31, 2014. At December 31, 2014, we had subordinated debentures totaling $20.9 million and other borrowings of $12.4 million, which included $11.3 million in repurchase agreements and $1.1 million on a line of credit. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2015, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2014.

OFF BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $965,000 at December 31, 2014.

At December 31, 2014, we had outstanding loan commitments, excluding standby letters of credit, of $60.6 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2014, we maintained a leverage capital ratio of 8.06% and a total risk-based capital ratio of 15.16%. As shown by the following table, our capital exceeded the minimum capital requirements in effect at December 31, 2014 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$67,228	8.06%	$33,377	4.0%
Tier 1 capital	67,228	13.26%	20,282	4.0%
Total risk-based capital	76,864	15.16%	40,563	8.0%

At December 31, 2014, the Bank maintained a leverage ratio of 8.53% and a total risk-based capital ratio of 15.21%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2014 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$71,004	8.53%	$33,298	4.0%
Tier 1 capital	71,004	14.04%	20,224	4.0%
Total risk-based capital	76,901	15.21%	40,448	8.0%

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums and we expect that they will allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of December 31, 2014 and 2013, we exceeded the "well capitalized" thresholds, which is the highest rating available under this capital-based rating system. With the implementation of the Basel III Rules, which became effective January 1, 2015, these capital requirements, and the related prompt correction action provisions have increased. There are no conditions or events, including the implementation of the Basel III Rules, since that notification that management believes have changed the institution’s category. We have $21.7 million in trust preferred securities which, in accordance with current capital guidelines, has been included in capital as of December 31, 2014. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2014, we paid a quarterly cash dividend of $0.19 per share to our stockholders. Additionally, we distributed a 5% stock dividend for the 14th consecutive year in December 2014. The quarterly cash dividends were $0.181 per share as adjusted to give effect to the 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2014. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2014, approximately $13.9 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

Additionally, our ability to pay dividends is limited by the subordinated debentures associated with the trust preferred securities that are held by three business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2014 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$000's change in net interest income	% change in net interest income
200 basis point rising	$(131)	-1.5%
100 basis point rising	(60)	-0.7%
100 basis point falling	(609)	-6.9%

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

Given the historically low interest rates that have persisted for the last several years, we believe it is unlikely that interest rates will move much lower than experienced in 2014. We have been successful in meeting the interest sensitivity objectives set forth in our policy. This has been accomplished primarily by managing the assets and liabilities while maintaining our traditional high credit standards.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

("GAP" TABLE)

As of December 31, 2014
	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$17,906	$26,212	$161,260	$147,560	$352,938
Loans	75,716	150,048	175,524	25,573	426,861
Total interest-earning assets	$93,622	$176,260	$336,784	$173,133	$779,799

Interest-bearing liabilities:
Certificates of deposit	$36,539	$75,719	$56,780	$21	$169,059
Money market and NOW accounts	341	15,397	314,842	-	330,580
Savings accounts	-	-	74,424	-	74,424
Borrowed money	41,671	27	34,849	-	76,547
Total interest-bearing liabilities	$78,551	$91,143	$480,895	$21	$650,610

Interest sensitivity gap per period	$15,071	$85,117	$(144,111)	$173,112	$129,189
Cumulative interest sensitivity gap	15,071	100,188	(43,923)	129,189

Cumulative gap as a percent of total interest-earning assets	1.93%	12.85%	(5.63)%	16.57%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	119.19%	159.04%	93.25%	119.86%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Act and the rules and regulations promulgated thereunder, as well as the Basel III Rules, which became effective January 1, 2015.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve.
•	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses, including Citizens Bank, and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of declines in real estate markets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Landmark Bancorp, Inc. and Subsidiary

Manhattan, Kansas

We have audited the accompanying consolidated balance sheet of Landmark Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Bancorp, Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek LLP

Oak Brook, Illinois

March 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Landmark Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Landmark Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri
March 21, 2014

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2014	2013
Assets
Cash and cash equivalents	$12,760	$29,735
Investment securities available-for-sale, at fair value	348,931	300,246
Bank stocks, at cost	4,007	5,271
Loans, net of allowance for loans losses of $5,320 and $5,540	416,190	414,016
Loans held for sale	10,671	7,864
Premises and equipment, net	20,954	20,634
Bank owned life insurance	17,889	17,342
Goodwill	17,532	17,532
Other intangible assets, net	4,370	4,811
Real estate owned, net	255	400
Accrued interest and other assets	9,911	10,904
Total assets	$863,470	$828,755

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$130,492	$124,480
Money market and checking	330,580	307,014
Savings	74,424	69,797
Time	169,059	186,195
Total deposits	704,555	687,486

Federal Home Loan Bank borrowings	43,253	35,689
Subordinated debentures	20,884	20,684
Other borrowings	12,410	12,371
Accrued interest and other liabilities	10,723	9,833
Total liabilities	791,825	766,063

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 3,333,243 and 3,297,606 shares issued and outstanding at December 31, 2014 and 2013, respectively	33	31
Additional paid-in capital	40,473	36,400
Retained earnings	29,321	27,187
Accumulated other comprehensive income (loss)	1,818	(926)
Total stockholders’ equity	71,645	62,692

Total liabilities and stockholders’ equity	$863,470	$828,755

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Interest income:
Loans:
Taxable	$20,802	$16,699	$16,345
Tax-exempt	328	261	378
Investment securities:
Taxable	4,119	2,801	2,940
Tax-exempt	2,601	2,351	2,389
Total interest income	27,850	22,112	22,052
Interest expense:
Deposits	1,235	1,377	2,149
Subordinated debentures	686	446	428
Borrowings	1,265	1,258	1,333
Total interest expense	3,186	3,081	3,910
Net interest income	24,664	19,031	18,142
Provision for loan losses	600	800	1,900
Net interest income after provision for loan losses	24,064	18,231	16,242
Non-interest income:
Fees and service charges	7,424	5,757	5,271
Gains on sales of loans, net	5,880	3,777	5,680
Increase in cash surrender value of bank owned life insurance	523	561	540
Net impairment losses on investment securities	-	-	(63)
Gains on sales of investment securities, net	99	-	486
Other	1,145	610	529
Total non-interest income	15,071	10,705	12,443
Non-interest expense:
Compensation and benefits	14,347	10,578	9,788
Occupancy and equipment	4,397	3,333	2,990
Acquisition costs	-	1,886	147
Data processing	1,416	992	842
Amortization of intangibles	1,296	749	1,178
Professional fees	1,096	1,102	961
Advertising	534	435	443
Federal deposit insurance premiums	518	441	364
Foreclosure and real estate owned expense	102	370	332
Other	4,354	3,649	3,459
Total non-interest expense	28,060	23,535	20,504
Earnings before income taxes	11,075	5,401	8,181
Income tax expense	3,026	746	1,814
Net earnings	$8,049	$4,655	$6,367
Earnings per share:
Basic (1)	$2.42	$1.44	$1.98
Diluted (1)	$2.38	$1.42	$1.96

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2014, 2013 and 2012.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Net earnings	$8,049	$4,655	$6,367

Net unrealized holding gains (losses) on available-for-sale securities	4,445	(6,967)	225
Less reclassification adjustment on gains included in earnings	(99)	-	(423)
Net unrealized gains (losses)	4,346	(6,967)	(198)
Income tax effect on net gains included in earnings	37	-	157
Income tax effect on net unrealized holding gains (losses)	(1,639)	2,583	(80)
Other comprehensive income (loss)	2,744	(4,384)	(121)

Total comprehensive income	$10,793	$271	$6,246

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2012	$28	$29,313	$26,200	$3,579	$59,120
Net earnings	-	-	6,367	-	6,367
Comprehensive loss	-	-	-	(121)	(121)
Dividends paid ($0.66 per share) (1)	-	-	(2,121)	-	(2,121)
Stock-based compensation	-	82	-	-	82
Exercise of stock options, 554 shares, including excess tax benefit of $1	-	6	-	-	6
5% stock dividend, 138,895 shares	1	2,822	(2,823)	-	-
Balance at December 31, 2012	29	32,223	27,623	3,458	63,333
Net earnings	-	-	4,655	-	4,655
Comprehensive loss	-	-	-	(4,384)	(4,384)
Dividends paid ($0.69 per share) (1)	-	-	(2,243)	-	(2,243)
Stock-based compensation	-	58	-	-	58
Exercise of stock options, 69,062 shares, including excess tax benefit of $29	1	1,272	-	-	1,273
5% stock dividend, 149,240 shares	1	2,847	(2,848)	-	-
Balance at December 31, 2013	31	36,400	27,187	(926)	62,692
Net earnings	-	-	8,049	-	8,049
Comprehensive income	-	-	-	2,744	2,744
Dividends paid ($0.72 per share) (1)	-	-	(2,415)	-	(2,415)
Stock-based compensation	-	55	-	-	55
Exercise of stock options, 34,394 shares, including excess tax benefit of $26	-	520	-	-	520
5% stock dividend, 158,444 shares	2	3,498	(3,500)	-	-
Balance at December 31, 2014	$33	$40,473	$29,321	$1,818	$71,645

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2014, 2013 and 2012.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$8,049	$4,655	$6,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	600	800	1,900
Valuation allowance on real estate owned	34	135	175
Amortization of investment security premiums, net	1,712	1,538	1,391
Amortization of purchase accounting adjustment on loans	(495)	(53)	-
Amortization of purchase accounting adjustment on subordinated debentures	200	33	-
Amortization of intangibles	1,296	749	1,178
Depreciation	1,126	960	953
Increase in cash surrender value of bank owned life insurance	(523)	(561)	(540)
Stock-based compensation	55	58	82
Deferred income taxes	(103)	(418)	227
Net gains on investment securities	(99)	-	(423)
Net loss (gain) on sales of premises and equipment and foreclosed assets	(32)	162	(31)
Net gains on sales of loans	(5,880)	(3,777)	(5,680)
Proceeds from sale of loans	214,100	167,207	218,046
Origination of loans held for sale	(211,027)	(160,661)	(209,775)
Changes in assets and liabilities:
Accrued interest and other assets	(1,201)	701	(1,274)
Accrued expenses and other liabilities	861	570	(211)
Net cash provided by operating activities	8,673	12,098	12,385
Cash flows from investing activities:
Net (increase) decrease in loans	(2,640)	(3,833)	7,192
Maturities and prepayments of investment securities	43,746	43,398	50,335
Net cash received in bank acquisition	-	25,028	3,965
Purchases of investment securities	(97,963)	(89,418)	(79,783)
Proceeds from sale of investment securities	8,265	6,348	27,385
Redemption of bank stocks	6,053	3,203	3,500
Purchase of bank stocks	(4,789)	(2,671)	(1,909)
Proceeds from sales of premises and equipment and foreclosed assets	340	1,997	497
Purchases of premises and equipment, net	(1,461)	(650)	(799)
Net cash (used in) provided by investing activities	(48,449)	(16,598)	10,383
Cash flows from financing activities:
Net increase (decrease) in deposits	17,093	23,152	(6,604)
Federal Home Loan Bank advance borrowings	106,445	81,100	51,922
Federal Home Loan Bank advance repayments	(98,881)	(83,837)	(62,659)
Proceeds from other borrowings	4,515	-	2,600
Repayments on other borrowings	(4,476)	(130)	(8,493)
Proceeds from exercise of stock options including excess tax benefit	520	1,273	6
Payment of dividends	(2,415)	(2,243)	(2,121)
Net cash provided by (used in) financing activities	22,801	19,315	(25,349)
Net (decrease) increase in cash and cash equivalents	(16,975)	14,815	(2,581)
Cash and cash equivalents at beginning of year	29,735	14,920	17,501
Cash and cash equivalents at end of year	$12,760	$29,735	$14,920

(continued)

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$1,980	$800	$2,322
Cash paid during the year for interest	3,223	3,156	4,032

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$209	$250	$234

Bank acquisition:
Fair value of liabilities assumed	$-	$169,333	$35,061
Fair value of assets acquired	-	194,361	31,096

See Notes to Consolidated Financial Statements.

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

Business Combinations. At the date of acquisition, the Company records the net assets acquired and liabilities assumed on the consolidated balance sheet at their estimated fair values, and goodwill is recognized for the excess purchase price over the estimated fair value of acquired net assets. The results of operations for acquired companies are included in the Company’s consolidated statement of earnings beginning at the acquisition date. Expenses arising from the acquisition activities are recorded in the consolidated statement of earnings during the period incurred.

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in operation of the banks. As of December 31, 2014 and 2013, the Bank did not have a minimum reserve requirement.

Cash Flows. Cash and cash equivalents include cash on hand and amounts due from banks with original maturities of fewer than 90 days, and are carried at cost. Net cash flows are reported for customer loan and deposit transactions.

Investment Securities. The Company has classified its investment securities portfolio as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes. Purchase premiums and discounts on investment securities are amortized/accreted into interest income over the estimated lives of the securities using the interest method. Realized gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

The Company performs quarterly reviews of the investment portfolio to evaluate investment for other-than-temporary impairment. The initial review begins with all securities in an unrealized loss position. The Company’s assessment of other-than-temporary impairment is based on its judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers all factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. Any credit-related impairment on debt securities is recorded through a charge to earnings. Impairment related to other factors is recognized in other comprehensive income. However, if the Company intends to sell or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized costs basis, the entire impairment is recorded through a charge to earnings. If an equity security is determined to be other-than-temporarily impaired, the entire impairment is recorded through a charge to earnings.

Bank Stocks. Bank stocks are investments acquired for regulatory purposes and borrowing availability and are accounted for at cost. The cost of such investments represents their redemption value as such investments do not have a readily determinable fair value. The Company evaluates bank stocks for other-than-temporary impairment by analyzing the ultimate recoverability based on a credit analysis of the issuer.

Acquired Loans. Acquired loans are recorded at estimated fair value at the time of acquisition and accounted for under ASC 310-20. The Company’s acquired loans were not acquired with deteriorated credit quality. Estimated fair values of acquired loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, the expected timing of cash flows, classification status, fixed or variable interest rate, term of loan and whether or not the loan is amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Discounts or premiums created when acquired loans are recorded at their estimated fair values are accreted or amortized over the remaining term of the loan as an adjustment to the related loan’s yield. Similar to originated loans described below, the accrual of interest income on acquired loans is discontinued when the collection of principal or interest, in whole or in part, is doubtful.

Loans. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees or costs on originated loans. Origination fees received on loans held in portfolio and the estimated direct costs of origination are deferred and amortized to interest income using the interest method.

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

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred loan losses in the loan portfolio. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). The evaluation of the allowance for loan losses groups loans by loan class and includes one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Management’s periodic evaluation of the appropriateness of the allowance is based on the Company’s loan loss experience over the prior twelve quarters, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the current level of non-performing assets, and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

Loans Held for Sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be recorded in amortization of intangibles in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are included in amortization expense on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage Loan Repurchase Reserve. The Company routinely sells one-to-four family residential mortgage loans to secondary mortgage market investors. Under standard representations and warranties clauses in the Company’s mortgage sale agreements, the Company may be required to repurchase mortgage loans sold or reimburse the investors for credit losses incurred on those loans if a breach of the contractual representations and warranties occurred. The Company establishes a mortgage repurchase liability in an amount equal to management’s estimate of losses on loans for which the Company could have a repurchase obligation or loss reimbursement. The estimated liability incorporates the volume of loans sold in previous periods, default expectations, historical investor repurchase demand and actual loss severity. Provisions to the mortgage repurchase reserve reduce gains on sales of loans.

Premises and Equipment. Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Major replacements and betterments are capitalized while maintenance and repairs are charged to expense when incurred. Gains or losses on dispositions are reflected in earnings as incurred.

Bank owned life insurance. The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Loan Commitments and Related Financial Instruments. Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

Real Estate Owned. Assets acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the date of foreclosure at fair value of the collateral less estimated selling costs through a gain or a charge to the allowance for loan losses, establishing a new cost basis. Subsequent to foreclosure, the Company records a charge to earnings if the carrying value of a property exceeds the fair value less estimated costs to sell. Revenue and expenses from operations and subsequent declines in fair value are included in other non-interest expense in the consolidated statement of earnings.

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

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computations for 2014 and 2013 include all unexercised stock options, while the diluted earnings per share computation for the year ended December 31, 2012 excludes unexercised stock options of 76,306 because they were anti-dilutive at December 31, 2012.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2014, 2013 and 2012, are shown below:

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012
Net earnings available to common shareholders	$8,049	$4,655	$6,367

Weighted average common shares outstanding - basic	3,326,895	3,238,794	3,221,539
Assumed exercise of stock options	56,372	49,245	27,662
Weighted average common shares outstanding - diluted	3,383,267	3,288,039	3,249,201
Earnings per share:
Basic	$2.42	$1.44	$1.98
Diluted	$2.38	$1.42	$1.96

Derivative Financial Instruments. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gains on sales of loans.

The Company may enter into interest rate swap transactions with loan customers. The interest rate risk on these swap transactions is managed by entering into offsetting interest rate swap agreements with various unaffiliated counterparties (“broker-dealers”). Both customer and broker-dealer related interest rate swaps are accounted for as derivatives and carried at fair value.

Dividend Restriction. Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

(2) Impact of Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for interim and annual reporting periods beginning after December 15, 2016. Management is evaluating the impact of adopting ASU 2014-09.

(3) Acquisition

The Company completed the acquisition, by its wholly-owned subsidiary, Landmark National Bank, of Citizens Bank, National Association (“Citizens Bank”) from First Capital Corporation (“First Capital”), effective November 1, 2013. The purchase price consisted of cash of $6.3 million. The acquisition was effected through the merger of Citizens Bank with and into the Bank. The acquisition added eight branches, located in Fort Scott, Iola, Kincaid, Lenexa, Mound City, Overland Park and Pittsburg, Kansas, to the Bank’s existing branch network. In addition, the Company assumed $5.2 million of subordinated debentures from First Capital for $5.0 million of cash, which resulted in a net purchase price of $1.3 million.

The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Acquired loans were recorded at fair value at the acquisition date and no separate valuation allowance was established. No purchased credit impaired loans were acquired. Market value adjustments are accreted or amortized on a level yield basis over the expected term of the asset or liability. Additionally, the Company recorded a core deposit intangible of $1.7 million. The core deposit intangible is amortized on an accelerated basis over the estimated useful life of the deposits. Based on the estimated fair values, the Company recorded $4.5 million of goodwill. The acquisition created $5.5 million of tax deductible goodwill. The Company incurred $1.9 million of acquisition related costs relating to the acquisition during 2013.

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

Results of the operations of the acquired business are included in the income statement from the effective date of the acquisition.

The fair values of assets acquired and liabilities assumed, including fair value adjustments and purchase accounting entries are as follows:

	As of November 1, 2013
	Citizens	Fair value	Acquired
(Dollars in thousands)	Bank	adjustments	balances
Assets
Cash and cash equivalents	$31,316	$(6,288)	$25,028
Investment securities available-for-sale	56,720	(941)	55,779
Bank stocks, at cost	565	-	565
Loans, net	97,051	(1,933)	95,118
Loans held for sale, net	3,470	-	3,470
Premises and equipment, net	4,358	1,611	5,969
Goodwill	-	4,456	4,456
Other intangible assets, net	161	2,060	2,221
Accrued interest and other assets	1,720	35	1,755
Total assets	$195,361	$(1,000)	$194,361

Liabilities and Stockholders’ Equity
Liabilities:
Total deposits	$181,875	$-	$181,875
Other borrowings	7,489	-	7,489
Subordinated debentures	5,155	(1,000)	4,155
Accrued interest, taxes, and other liabilities	842	-	842
Total liabilities	$195,361	$(1,000)	$194,361

Unaudited pro forma consolidated operating results for the years ended December 31, 2013 and December 31, 2012, as if the acquisition was consummated on January 1 of that year are as follows:

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012

Total interest income	$29,055	$31,661
Net earnings	6,537	8,038
Earnings per share:
Basic	2.02	2.50
Diluted	1.99	2.47

The Company completed the acquisition, by its wholly-owned subsidiary, Landmark National Bank, of The Wellsville Bank from Wellsville Bancshares, Inc., effective April 1, 2012. The purchase price consisted of cash of $3.7 million for 100% of The Wellsville Bank. The acquisition was effected through the merger of The Wellsville Bank with and into Landmark National Bank. The acquisition added one additional branch, located in Wellsville, Kansas, to the Company’s existing branch network.

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

(4) Investment Securities

A summary of investment securities available-for-sale is as follows:

	As of December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,530	$1	$(1)	$6,530
U. S. federal agency obligations	25,983	34	(274)	25,743
Municipal obligations, tax exempt	108,752	1,937	(180)	110,509
Municipal obligations, taxable	63,728	544	(350)	63,922
Agency mortgage-backed securities	135,072	1,152	(705)	135,519
Common stocks	588	695	-	1,283
Certificates of deposit	5,425	-	-	5,425
Total	$346,078	$4,363	$(1,510)	$348,931

	As of December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$500	$-	$-	$500
U. S. federal agency obligations	20,167	10	(534)	19,643
Municipal obligations, tax exempt	90,700	1,712	(619)	91,793
Municipal obligations, taxable	53,244	270	(1,042)	52,472
Agency mortgage-backed securities	127,384	700	(2,491)	125,593
Common stocks	602	501	-	1,103
Certificates of deposit	9,142	-	-	9,142
Total	$301,739	$3,193	$(4,686)	$300,246

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2014 and 2013. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of December 31, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$2,960	$(1)	$-	$-	$2,960	$(1)
U.S. federal agency obligations	14	7,361	(14)	11,958	(260)	19,319	(274)
Municipal obligations, tax exempt	71	13,927	(66)	7,329	(114)	21,256	(180)
Municipal obligations, taxable	74	14,797	(92)	14,827	(258)	29,624	(350)
Agency mortgage-backed securities	29	17,535	(76)	25,759	(629)	43,294	(705)
Total	189	$56,580	$(249)	$59,873	$(1,261)	$116,453	$(1,510)

		As of December 31, 2013
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	18	$16,028	$(436)	$2,149	$(98)	$18,177	$(534)
Municipal obligations, tax exempt	91	24,496	(518)	3,151	(101)	27,647	(619)
Municipal obligations, taxable	88	35,299	(1,030)	1,080	(12)	36,379	(1,042)
Agency mortgage-backed securities	70	89,140	(2,491)	-	-	89,140	(2,491)
Total	267	$164,963	$(4,475)	$6,380	$(211)	$171,343	$(4,686)

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2014, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association (“GNMA”). The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired.

The table below includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

The amortized cost and fair value of investment securities at December 31, 2014 are as follows:

	Amortized	Estimated
(Dollars in thousands)	cost	fair value
Due in less than one year	$14,576	$14,662
Due after one year but within five years	201,447	201,881
Due after five years but within ten years	99,127	100,349
Due after ten years	30,340	30,756
Common stocks	588	1,283
Total	$346,078	$348,931

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Sales proceeds	$8,265	$6,348	$27,385

Realized gains	$125	$-	$795
Realized losses	(26)	-	(309)
Net realized gains	$99	$-	$486

Securities with carrying values of $212.9 million and $171.2 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2014 and 2013, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(5) Bank Stocks

Other investment securities primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2014 was $2.0 million compared to $3.2 million at December 31, 2013. The carrying value of the FRB stock was $1.9 million at both December 31, 2014 and 2013. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in other investment securities are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2014 and 2013.

(6) Loans and Allowance for Loan Losses

Loans consist of the following:

	As of December 31,
(Dollars in thousands)	2014	2013

One-to-four family residential real estate loans	$127,555	$125,087
Construction and land loans	21,950	23,776
Commercial real estate loans	118,411	119,390
Commercial loans	59,971	61,383
Agriculture loans	64,316	62,287
Municipal loans	8,982	8,846
Consumer loans	20,044	18,600
Total gross loans	421,229	419,369
Net deferred loan costs and loans in process	281	187
Allowance for loan losses	(5,320)	(5,540)
Loans, net	$416,190	$414,016

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Year ended December 31, 2014
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2014	$732	$1,343	$1,970	$769	$545	$47	$134	$5,540
Charge-offs	(29)	-	-	(783)	-	-	(237)	(1,049)
Recoveries	12	166	4	2	-	-	45	229
Provision for loan losses	40	(747)	(142)	848	370	4	227	600
Balance at December 31, 2014	755	762	1,832	836	915	51	169	5,320

Allowance for loan losses:
Individually evaluated for loss	287	-	17	28	5	-	12	349
Collectively evaluated for loss	468	762	1,815	808	910	51	157	4,971
Total	755	762	1,832	836	915	51	169	5,320

Loan balances:
Individually evaluated for loss	1,589	4,805	2,880	371	285	706	67	10,703
Collectively evaluated for loss	125,966	17,145	115,531	59,600	64,031	8,276	19,977	410,526
Total	$127,555	$21,950	$118,411	$59,971	$64,316	$8,982	$20,044	$421,229

	Year ended December 31, 2013
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2013	$714	$1,214	$1,313	$707	$367	$107	$159	$4,581
Charge-offs	(93)	(53)	(11)	(200)	-	(65)	(194)	(616)
Recoveries	202	523	-	20	-	-	30	775
Provision for loan losses	(91)	(341)	668	242	178	5	139	800
Balance at December 31, 2013	732	1,343	1,970	769	545	47	134	5,540

Allowance for loan losses:
Individually evaluated for loss	82	234	140	488	-	-	7	951
Collectively evaluated for loss	650	1,109	1,830	281	545	47	127	4,589
Total	732	1,343	1,970	769	545	47	134	5,540

Loan balances:
Individually evaluated for loss	782	8,160	2,936	4,148	-	706	24	16,756
Collectively evaluated for loss	124,305	15,616	116,454	57,235	62,287	8,140	18,576	402,613
Total	$125,087	$23,776	$119,390	$61,383	$62,287	$8,846	$18,600	$419,369

	Year ended December 31, 2012
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2012	$560	$928	$1,791	$745	$433	$130	$120	$4,707
Charge-offs	(70)	(1,749)	-	(70)	-	-	(238)	(2,127)
Recoveries	20	4	-	12	39	-	26	101
Provision for loan losses	204	2,031	(478)	20	(105)	(23)	251	1,900
Balance at December 31, 2012	714	1,214	1,313	707	367	107	159	4,581

Allowance for loan losses:
Individually evaluated for loss	165	388	-	268	-	65	15	901
Collectively evaluated for loss	549	826	1,313	439	367	42	144	3,680
Total	714	1,214	1,313	707	367	107	159	4,581

Loan balances:
Individually evaluated for loss	739	8,752	2,833	1,475	5	772	18	14,594
Collectively evaluated for loss	87,715	14,683	85,957	63,095	31,930	9,085	13,399	305,864
Total	$88,454	$23,435	$88,790	$64,570	$31,935	$9,857	$13,417	$320,458

The Company’s impaired loans decreased from $16.8 million at December 31, 2013 to $10.7 million at December 31, 2014. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2014 and December 31, 2013, was related to TDRs that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the years 2014, 2013, and 2012. The following tables present information on impaired loans:

	As of December 31, 2014
(Dollars in thousands)	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate loans	$1,589	$1,589	$167	$1,422	$287	$1,611	$-
Construction and land loans	6,540	4,805	4,805	-	-	6,366	235
Commercial real estate loans	2,880	2,880	2,833	47	17	3,009	24
Commercial loans	371	371	137	234	28	393	10
Agriculture loans	285	285	146	139	5	294	-
Municipal loans	772	706	706	-	-	772	19
Consumer loans	67	67	25	42	12	75	-
Total impaired loans	$12,504	$10,703	$8,819	$1,884	$349	$12,520	$288

	As of December 31, 2013
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate loans	$782	$782	$326	$456	$82	$800	$-
Construction and land loans	9,895	8,160	6,098	2,062	234	8,383	279
Commercial real estate loans	2,936	2,936	278	2,658	140	3,046	18
Commercial loans	4,148	4,148	154	3,994	488	192	-
Municipal loans	772	706	706	-	-	772	20
Consumer loans	24	24	6	18	7	26	-
Total impaired loans	$18,557	$16,756	$7,568	$9,188	$951	$13,219	$317

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2014 or December 31, 2013. The following tables present information on the Company’s past due and non-accrual loans by loan class:

	As of December 31, 2014
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate loans	$127	$50	$-	$177	$1,585	$1,762	$125,793
Construction and land loans	163	-	-	163	1,322	1,485	20,465
Commercial real estate loans	-	-	-	-	2,488	2,488	115,923
Commercial loans	34	-	-	34	234	268	59,703
Agriculture loans	510	1	-	511	285	796	63,520
Municipal loans	-	-	-	-	65	65	8,917
Consumer loans	128	65	-	193	67	260	19,784
Total	$962	$116	$-	$1,078	$6,046	$7,124	$414,105

Percent of gross loans	0.23%	0.03%	0.00%	0.26%	1.44%	1.69%	98.31%

	As of December 31, 2013
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate loans	$311	$793	$-	$1,104	$776	$1,880	$123,207
Construction and land loans	18	-	-	18	2,165	2,183	21,593
Commercial real estate loans	-	9	-	9	2,658	2,667	116,723
Commercial loans	187	-	-	187	4,148	4,335	57,048
Agriculture loans	23	-	-	23	-	23	62,264
Municipal loans	-	-	-	-	65	65	8,781
Consumer loans	85	11	-	96	24	120	18,480
Total	$624	$813	$-	$1,437	$9,836	$11,273	$408,096

Percent of gross loans	0.15%	0.19%	0.00%	0.34%	2.35%	2.69%	97.31%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2014, 2013 and 2012, would have increased interest income by $525,000, $511,000 and $164,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2014, 2013 and 2012.

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

Substandard: Loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2014		As of December 31, 2013
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$123,823	$3,732	$121,949	$3,138
Construction and land loans	18,815	3,135	17,545	6,231
Commercial real estate loans	111,428	6,983	114,610	4,780
Commercial loans	57,122	2,849	51,436	9,947
Agriculture loans	63,101	1,215	60,624	1,663
Municipal loans	8,894	88	8,758	88
Consumer loans	19,977	67	18,107	493
Total	$403,160	$18,069	$393,029	$26,340

At December 31, 2014, the Company had ten loan relationships consisting of fifteen outstanding loans that were classified as TDRs compared to seven relationships consisting of eleven outstanding loans at December 31, 2013. During 2014, the Company classified a $128,000 commercial real estate loan, a $146,000 agriculture loan, and two commercial loans totaling $59,000 and $78,000, as TDRs after modifying the amortization schedule of the loans to align with the borrowers’ cash flows. Since the loans were adequately secured, no impairment was recorded against the principal as of December 31, 2014.

During 2013, the Company classified a $278,000 commercial real estate loan as a TDR after modifying the loan payments to interest only in order to allow the borrower additional time to liquidate the properties securing the loan. Since the loan was adequately secured, no impairment was recorded against the principal as of December 31, 2013.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans as of December 31, 2014 that had been modified as TDRs and then subsequently defaulted during the years ended December 31, 2014 and 2013. At December 31, 2014, there were no commitments to lend additional funds to any loans classified as a TDR. As of December 31, 2014, the Company had no allowance recorded against loans classified as TDRs compared to $234,000 recorded at December 31, 2013.

The following table presents information on loans that were classified as TDRs:

	As of December 31, 2014			As of December 31, 2013
(Dollars in thousands)	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	1	$-	$4	1	$-	$6
Construction and land loans	7	613	3,483	7	627	5,995
Commercial real estate loans	2	-	392	1	-	278
Commerical loans	2	-	137	-	-	-
Agriculture	1	146	-	-	-	-
Municipal loans	2	-	641	2	-	641
Total troubled debt restructurings	15	$759	$4,657	11	$627	$6,920

The Company had loans to directors and officers, and to affiliated parties, at December 31, 2014 and 2013. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2013	$13,409
New loans	4,160
Repayments	(7,259)
Balance at December 31, 2014	$10,310

(7) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $60.6 million and $69.1 million at December 31, 2014 and 2013, respectively, and are generally at variable interest rates. Standby letters of credit totaled $965,000 and $1.6 million at December 31, 2014 and 2013, respectively.

(8) Goodwill and Intangible Assets

The Company performed its annual step one impairment test as of December 31, 2014.  The fair value of the Company’s single reporting unit was compared to the carrying value of the single reporting unit at the measurement date to determine if any impairment existed.  Based on the results of the December 31, 2014 step one impairment test, the Company concluded its goodwill was not impaired.

Core deposit intangibles with a gross carrying amount of $4.4 million as of December 31, 2014 were the result of acquisitions prior to 2013. On November 1, 2013, the Company’s subsidiary, Landmark National Bank, assumed approximately $181.9 million in deposits in connection with the acquisition of Citizens Bank. The Company recorded a $1.7 million core deposit intangible asset in connection with the acquisition. The Company also recorded a lease intangible asset of $350,000 relating to the leased portion of an acquired branch. Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization is as follows:

	As of December 31, 2014
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,078	$(4,483)	$1,595
Lease intangible asset	350	(52)	298
Mortgage servicing rights	4,458	(1,981)	2,477
Total other intangible assets	$10,886	$(6,516)	$4,370

	As of December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,684	$(4,592)	$2,092
Lease intangible asset	350	(8)	342
Mortgage servicing rights	3,866	(1,489)	2,377
Total other intangible assets	$10,900	$(6,089)	$4,811

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the years ending December 31:

Amortization
(Dollars in thousands)	expense
2015	$429
2016	327
2017	289
2018	252
2019	214
Thereafter	382
Total	$1,893

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

	As of December 31,
(Dollars in thousands)	2014	2013
FHLMC	$361,353	$316,356
FHLB	18,572	21,904

Custodial escrow balances maintained in connection with serviced loans were $3.2 million and $2.7 million at December 31, 2014 and 2013, respectively. Gross service fee income related to such loans was $939,000, $682,000 and $550,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

	As of December 31,
(Dollars in thousands)	2014	2013
Mortgage servicing rights:
Balance at beginning of year	$2,377	$1,679
Additions	846	1,113
Amortization	(746)	(627)
Change in valuation allowance	-	212
Balance at end of year	$2,477	$2,377

Valuation allowance:
Balance at beginning of year	$-	$(212)
Reductions credited to amortization	-	212
Balance at end of year	$-	$-

The fair value of mortgage servicing rights was $3.6 million and $3.5 million at December 31, 2014 and 2013, respectively. Fair value at December 31, 2014 was determined using discount rates ranging from 9.50% to 9.52%, prepayment speeds ranging from 5.05% to 12.04%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.25%. Fair value at December 31, 2013 was determined using discount rates ranging from 10.00% to 10.03%; prepayment speeds ranging from 3.86% to 10.83%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.11%.

The Company had a mortgage repurchase reserve of $427,000 and $468,000 at December 31, 2014 and December 31, 2013, respectively, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged $46,000 of losses against the mortgage repurchase reserve and recorded a $5,000 provision to the reserve during 2014. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during 2013. As of December 31, 2014, the Company did not have any outstanding mortgage repurchase requests.

(9) Premises and Equipment

Premises and equipment consisted of the following:

	Estimated	As of December 31,
(Dollars in thousands)	useful lives	2014	2013
Land	Indefinite	$6,259	$6,056
Office buildings and improvements	10 - 50 years	17,686	17,734
Furniture and equipment	3 - 15 years	9,047	8,124
Automobiles	2 - 5 years	472	492
Total premises and equipment		33,464	32,406
Accumulated depreciation		(12,510)	(11,772)
Total premises and equipment, net		$20,954	$20,634

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $960,000, and $953,000, respectively and was included in occupancy and equipment on the consolidated statements of earnings.

(10) Deposits

The following table presents the maturities of certificates of deposit at December 31, 2014:

(Dollars in thousands)
Year	Amount
2015	$112,270
2016	31,586
2017	16,775
2018	5,274
2019	3,151
Thereafter	3
Total	$169,059

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2014 and 2013 was $21.7 million and $20.0 million, respectively.

The components of interest expense associated with deposits are as follows:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Time deposits	$930	$1,172	$1,807
Money market and checking	282	188	313
Savings	23	17	29
Total	$1,235	$1,377	$2,149

(11) Federal Home Loan Bank Borrowings

Term advances from the FHLB totaled $35.7 million at both December 31, 2014 and 2013. Maturities of such borrowings at December 31, 2014 and 2013 are summarized as follows:

(Dollars in thousands)	As of December 31,
	2014		2013
Year	Amount	Weighted average rates	Amount	Weighted average rates
2017	$10,000	3.64%	$10,000	3.64%
2018	25,653	3.39%	25,689	3.39%
Total	$35,653		$35,689

All of the Bank’s term advances with the FHLB have fixed rates and prepayment penalties. Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were $7.6 million of borrowings at December 31, 2014 compared to no borrowings as of December 31, 2013. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (0.25% at December 31, 2014).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2014 and 2013, there was a blanket pledge of loans and securities totaling $73.0 million and $50.2 million, respectively. At December 31, 2014 and 2013, the Bank’s total borrowing capacity with the FHLB was approximately $73.0 million and $50.2 million, respectively. At December 31, 2014 and 2013, the Bank’s available borrowing capacity was $27.7 million and $12.5 million, respectively. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(12) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 2.85%. The interest rate at December 31, 2014 and 2013 was 3.08% and 3.09%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 1.34%. The interest rate at December 31, 2014 and 2013 was 1.58%.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures from First Capital as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by First Capital to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 1.62%. The interest rate at December 31, 2014 and 2013 was 1.87%. Including the purchase accounting accretion, the effective interest rate was 5.75% at both December 31, 2014 and 2013.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(13) Other Borrowings

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2015, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2014. As of December 31, 2014, the Company had an outstanding balance of $1.1 million on the line of credit. The Company did not have an outstanding balance on the line of credit at December 31, 2013.

At December 31, 2014 and 2013, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $21.0 million and $14.8 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million. As of December 31, 2014 and 2013, there were no borrowings through these correspondent bank federal funds agreements.

Repurchase agreements are comprised of non-insured customer funds, totaling $11.3 million at December 31, 2014 and $12.4 million at December 31, 2013 which are secured by $17.8 million and $20.5 million of the Bank’s investment portfolio at the same dates, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature daily. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	Years ended December 31,
(Dollars in thousands)	2014	2013
Average daily balance during the year	$13,497	$8,134
Average interest rate during the year	0.13%	0.21%
Maximum month-end balance during the year	$15,128	$13,541
Weighted average interest rate at year-end	0.14%	0.13%

(14) Income Taxes

Income tax expense attributable to income from operations consisted of:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Current:
Federal	$2,465	$1,178	$1,413
State	664	(14)	174
Total current	3,129	1,164	1,587
Deferred:
Federal	(19)	(375)	209
State	(122)	(76)	(18)
Total deferred	(141)	(451)	191
Deferred tax valuation allowance	38	33	36
Income tax expense	$3,026	$746	$1,814

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Computed “expected” tax expense	$3,766	$1,836	$2,782
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(970)	(861)	(906)
Bank owned life insurance	(182)	(201)	(195)
Reversal of unrecognized tax benefits, net	63	(207)	(132)
State income taxes, net of federal benefit	320	169	259
Investment tax credits	(12)	(26)	(35)
Other, net	41	36	41
	$3,026	$746	$1,814

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

	As of December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Federal alternative minimum tax credit and low income housing credit carry forwards	$1,083	$1,461
Loans, including allowance for loan losses	2,392	2,292
Unrealized loss on investment securities available-for-sale	-	567
Net operating loss carry forwards	571	533
State taxes	683	450
Acquisition costs	461	494
Intangible assets	294	324
Deferred compensation arrangements	189	208
Valuation allowance on other real estate	8	42
Investment impairments	48	48
Other, net	49	61
Total deferred tax assets	5,778	6,480

Deferred tax liabilities:
Unrealized gain on investment securities available-for-sale	1,035	-
Premises and equipment, net of depreciation	908	755
FHLB stock dividends	138	504
Other borrowings	261	329
Investments	9	4
Total deferred tax liabilities	2,351	1,592
Less valuation allowance	(571)	(533)
Net deferred tax asset	$2,856	$4,355

The federal alternative minimum tax credit carry forward does not expire and totaled $1.1 million and $1.5 million as of December 31, 2014 and 2013, respectively. The Company has Kansas corporate net operating loss carry forwards totaling $11.8 million and $11.0 million as of December 31, 2014 and 2013, respectively, which expire between 2013 and 2025. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2014.

Retained earnings at December 31, 2014 and 2013 includes approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

	Years ended December 31,
(Dollars in thousands)	2014	2013
Unrecognized tax benefits at beginning of year	$926	$986
Gross increases to current year tax positions	497	272
Gross increases (decreases) to prior year’s tax positions	72	(18)
Lapse of statute of limitations	(46)	(314)
Unrecognized tax benefits at end of year	$1,449	$926

Tax years that remain open and subject to audit include the years 2011 through 2014 for both federal and state tax purposes. The Company recognized $46,000 and $314,000 of previously unrecognized tax benefits during 2014 and 2013, respectively. The gross unrecognized tax benefits of $1.4 million and $926,000 at December 31, 2014 and 2013, respectively, would favorably impact the effective tax rate by $956,000 and $611,000, respectively, if recognized. During 2014 and 2012, the Company recorded $89,000 and $23,000, respectively, of income tax expense associated with interest and penalties compared to an income tax benefit of $9,000 during 2013. As of December 31, 2014 and 2013, the Company has accrued interest and penalties related to the unrecognized tax benefits of $281,000 and $192,000, respectively which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $292,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(15) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $502,000, $369,000 and $355,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Spilt Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. At December 31, 2014 and 2013, the liability was $275,000 and $284,000, respectively.

Deferred Compensation Agreements. The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their retirement. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under these arrangements was $680,000 and $711,000 at December 31, 2014 and 2013, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded expense associated with the deferred compensation agreements of $33,000, $94,000 and $6,000 for the years ended December 31, 2014, 2013 and 2012.

(16) Stock Compensation Plan

The Company had a stock-based employee compensation plan which allowed for the issuance of stock options and restricted common stock, the purpose of which was to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards is recognized on a straight line basis over the vesting period, which is typically four or five years. During 2011, all awards remaining available under the Company’s 2001 Stock Incentive Plan were awarded. The stock-based compensation cost related to these awards was $55,000, $58,000 and $82,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recognized tax benefits of $15,000, $30,000 and $6,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of option activity during 2014 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
(Dollars in thousands, except per share amounts)	Shares	per share	term	value
Outstanding at January 1, 2014	426,748	$17.23	3.4 years	$1,011
Effect of 5% stock dividend	16,402
Forfeited/expired	(1,184)	$14.04
Exercised	(97,492)	$17.92
Outstanding at December 31, 2014	344,474	$16.27	3.1 years	$1,690
Exercisable at December 31, 2014	329,726	$16.40	2.9 years	$1,575
Vested and expected to vest at December 31, 2014	344,474	$16.27	3.1 years	$1,690

A summary of nonvested option activity during 2014 is presented below:

		Weighted
		average
		exercise
		price
	Shares	per share
Nonvested options at January 1, 2014	30,459	$14.04
Forfeited/expired	(1,184)	$14.04
Vested	(15,230)	$14.04
Effect of 5% stock dividend	703
Nonvested options at December 31, 2014	14,748	$13.37

Additional information about stock options exercised is presented below:

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Intrinsic value of options exercised (on exercise date)	$186	$126	$2
Cash received from options exercised	493	1,244	5
Excess tax benefit realized from options exercised	$14	$29	$1

As of December 31, 2014, there was $5,000 of total unrecognized compensation cost related to outstanding unvested options that will be recognized during 2015.

(17) Fair Value of Financial Instruments and Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Fair value estimates of the Company’s financial instruments as of December 31, 2014 and 2013, including methods and assumptions utilized, are set forth below:

	As of December 31, 2014
	Carrying
(Dollars in thousands)	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$12,760	$12,760	$-	$-	$12,760
Investment securities available-for-sale	348,931	7,813	341,118	-	348,931
Bank stocks, at cost	4,007	n/a	n/a	n/a	n/a
Loans, net	416,190	-	-	423,318	423,318
Loans held for sale	10,671	-	10,726	-	10,726
Mortgage servicing rights	2,477	-	3,637	-	3,637
Derivative financial instruments	260	-	260	-	260
Accrued interest receivable	3,670	22	1,750	1,898	3,670

Financial liabilities:
Non-maturity deposits	$(535,496)	$(535,496)	$-	$-	(535,496)
Time deposits	(169,059)	-	(168,642)	-	(168,642)
FHLB borrowings	(43,253)	-	(45,287)	-	(45,287)
Subordinated debentures	(20,884)	-	(18,506)	-	(18,506)
Other borrowings	(12,410)	-	(12,410)	-	(12,410)
Accrued interest payable	(298)	-	(298)	-	(298)

	As of December 31, 2013
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$29,735	$29,735	$-	$-	$29,735
Investment securities available for sale	300,246	1,603	298,643	-	300,246
Bank stocks, at cost	5,271	n/a	n/a	n/a	n/a
Loans, net	414,016	-	-	420,475	420,475
Loans held for sale	7,864	-	7,864	-	7,864
Mortgage servicing rights	2,377	-	3,491	-	3,491
Derivative financial instruments	265	-	265	-	265
Accrued interest receivable	2,581	-	1,491	1,090	2,581

Financial liabilities:
Non-maturity deposits	$(501,291)	$(501,291)	$-	$-	(501,291)
Time deposits	(186,195)	-	(186,222)	-	(186,222)
FHLB borrowings	(35,689)	-	(38,087)	-	(38,087)
Subordinated debentures	(20,684)	-	(17,427)	-	(17,427)
Other borrowings	(12,371)	-	(12,371)	-	(12,371)
Derivative financial instruments	(78)	-	(78)	-	(78)
Accrued interest payable	(335)	-	(335)	-	(335)

Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents is considered to approximate fair value.

The Company’s investment securities classified as available-for-sale include U.S. treasury securities, U.S. federal agency securities, municipal obligations, agency mortgage-backed securities, certificates of deposits and common stocks. Quoted exchange prices are available for the Company’s U.S treasury securities and common stock investments, which are classified as Level 1. U.S. federal agency securities and agency mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB and FRB stock.

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

The estimated fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, money market accounts, and checking accounts, is equal to the amount payable on demand. The fair value of interest-bearing time deposits is based on the discounted value of contractual cash flows of such deposits. The discount rate is tied to the FHLB yield curve plus an appropriate servicing spread. Fair value measurements based on discounted cash flows are classified as Level 2. These fair values do not incorporate the value of core deposit intangibles which may be associated with the deposit base.

The fair value of advances from the FHLB, subordinated debentures, and other borrowings is estimated using current yield curves for similar borrowings adjusted for the Company’s current credit spread and classified as Level 2.

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

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2014 or 2013.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2014 and 2013, allocated to the appropriate fair value hierarchy:

		As of December 31, 2014
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$6,530	$6,530	$-	$-
U. S. federal agency obligations	25,743	-	25,743	-
Municipal obligations, tax exempt	110,509	-	110,509	-
Municipal obligations, taxable	63,922	-	63,922	-
Agency mortgage-backed securities	135,519	-	135,519	-
Common stocks	1,283	1,283	-	-
Certificates of deposit	5,425	-	5,425	-
Derivative financial instruments	260	-	260	-

		As of December 31, 2013
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$500	$500	$-	$-
U. S. federal agency obligations	19,643	-	19,643	-
Municipal obligations, tax exempt	91,793	-	91,793	-
Municipal obligations, taxable	52,472	-	52,472	-
Agency mortgage-backed securities	125,593	-	125,593	-
Common stocks	1,103	1,103	-	-
Certificates of deposit	9,142	-	9,142	-
Derivative financial instruments	265	-	265	-
Liabilities:
Derivative financial instruments	(78)	-	(78)	-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The loan balance of the Company’s impaired loans was $10.7 million and $16.8 million, with an allocated allowance of $349,000 and $951,000, at December 31, 2014 and 2013, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of December 31, 2014 and 2013 allocated to the appropriate fair value hierarchy:

		As of December 31, 2014			Total
		Fair value hierarchy			(losses)/
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$1,135	$-	$-	$1,135	$(214)
Commercial real estate	30	-	-	30	(17)
Commercial loans	206	-	-	206	(28)
Agriculture loans	134	-	-	134	(5)
Consumer loans	30	-	-	30	(5)
Real estate owned:
One-to-four family residential real estate	37	-	-	37	(25)
Commercial real estate	45	-	-	45	(9)

		As of December 31, 2013			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$374	$-	$-	$374	$(82)
Construction and land	1,828	-	-	1,828	154
Commercial real estate	2,518	-	-	2,518	(140)
Commercial loans	3,506	-	-	3,506	(488)
Consumer loans	11	-	-	11	(8)
Loans held for sale	7,864	-	7,864	-	(41)
Real estate owned:
One-to-four family residential real estate	210	-	-	210	(109)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of December 31, 2014 and 2013.

(Dollars in thousands)	Fair value	Valuation technique	Unboservable inputs	Range
As of December 31, 2014
Impaired loans:
One-to-four family residential real estate	$1,135	Sales comparison	Adjustment to appraised value	10%-47%
Commercial real estate	30	Sales comparison	Adjustment to appraised value	28%
Commercial loans	206	Sales comparison	Adjustment to comparable sales	15%-60%
Agriculture loans	134	Sales comparison	Adjustment to appraised value	60%
Consumer loans	30	Sales comparison	Adjustment to comparable sales	20%

As of December 31, 2013
Impaired loans:
One-to-four family residential real estate	$374	Sales comparison	Adjustment to appraised value	0%-10%
Construction and land	1,828	Sales comparison	Adjustment to appraised value	25%
Commercial real estate	2,518	Sales comparison	Adjustment to appraised value	10%-25%
Commercial loans	3,506	Sales comparison	Adjustment to comparable sales	5%-40%
Consumer loans	11	Sales comparison	Adjustment to comparable sales	0%

(18) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2014, the Company and Bank meet all capital adequacy requirements to which they were subject at that time.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. With the implementation of the Basel III Rules, which became effective January 1, 2015, these capital requirements, and the related prompt corrective action provisions, have increased. As of December 31, 2014 and 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events, including the implementation of the Basel III Rules, since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2014 and 2013:

			For capital
	Actual		adequacy purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Leverage	$67,228	8.06%	$33,377	4.0%
Tier 1 Capital	67,228	13.26%	20,282	4.0%
Total Risk Based Capital	76,864	15.16%	40,563	8.0%

As of December 31, 2013
Leverage	$58,605	7.89%	$29,710	4.0%
Tier 1 Capital	58,605	11.61%	20,189	4.0%
Total Risk Based Capital	69,888	13.85%	40,378	8.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2014 and 2013:

					To be well-capitalized
					under prompt
			For capital		corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Leverage	$71,004	8.53%	$33,298	4.0%	$41,622	5.0%
Tier 1 Capital	71,004	14.04%	20,224	4.0%	30,336	6.0%
Total Risk Based Capital	76,901	15.21%	40,448	8.0%	50,559	10.0%

As of December 31, 2013
Leverage	$62,553	8.46%	$29,565	4.0%	$36,956	5.0%
Tier 1 Capital	62,553	12.43%	20,133	4.0%	30,200	6.0%
Total Risk Based Capital	68,243	13.56%	40,267	8.0%	50,333	10.0%

(19) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012:

Condensed Balance Sheets

	As of December 31,
(Dollars in thousands)	2014	2013
Assets:
Cash and cash equivalents	$19	$649
Investment securities	1,540	1,366
Investment in Bank	91,769	80,975
Other	495	504
Total assets	$93,823	$83,494
Liabilities and stockholders’ equity:
Subordinated debentures	$20,884	$20,684
Other borrowings	1,140	-
Other	154	118
Stockholders’ equity	71,645	62,692
Total liabilities and stockholders’ equity	$93,823	$83,494

Condensed Statements of Earnings

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Dividends from Bank	$588	$1,180	$4,978
Interest income	31	27	27
Other non-interest income	7	7	7
Gain on sale of investment securities	-	-	9
Interest expense	(698)	(446)	(495)
Other expense, net	(307)	(309)	(262)
Earnings before equity in undistributed earnings of Bank	(379)	459	4,264
Increase in undistributed equity of Bank	8,096	3,948	1,858
Earnings before income taxes	7,717	4,407	6,122
Income tax benefit	(332)	(248)	(245)
Net earnings	8,049	4,655	6,367
Other comprehensive income (loss)	2,744	(4,384)	(121)
Total comprehensive income	$10,793	$271	$6,246

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$8,049	$4,655	$6,367
Increase in undistributed equity of Bank	(8,096)	(3,948)	(1,858)
Amortization of purchase accounting adjustment on subordinated debentures	200	33	-
Gain on sale of investment securities	-	-	(9)
Other	(22)	36	68
Net cash provided by operating activities	131	776	4,568

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	20	17	28
Net cash provided by investing activities	20	17	28

Cash flows from financing activities:
Proceeds from exercise of stock options	494	1,244	5
Proceeds from other borrowings	4,515	-	2,600
Repayments on other borrowings	(3,375)	-	(4,240)
Payment of dividends	(2,415)	(2,243)	(2,121)
Net cash used in financing activities	(781)	(999)	(3,756)
Net (decrease) increase in cash	(630)	(206)	840
Cash at beginning of year	649	855	15
Cash at end of year	$19	$649	$855

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2014, the Bank could distribute dividends of up to $13.9 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(20) Commitments, Contingencies and Guarantees

Commitments to extend credit are legally binding agreements to lend to a borrower providing there are no violations of any conditions established in the contract. The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance commercial and standby letters of credit. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements (see Note 7).

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

(21) Subsequent Events

During the first quarter of 2015, the Company received a recovery of $1.7 million on a previously charged-off $4.3 million construction loan. The construction loan was charged-off in 2011 and 2010. The Company has recovered approximately $2.4 million including the 2015 payment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 20, 2015 (the “2015 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	62	Executive Chairman

Michael E. Scheopner	53	President and Chief Executive Officer

Mark A. Herpich	47	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Patrick L. Alexander	62	Executive Chairman	January 2014

Michael E. Scheopner	53	President and Chief Executive Officer	January 2014

Mark A. Herpich	47	Executive Vice President and Chief Financial Officer	October 2001

Bradly L. Chindamo	46	Market President, Eastern Kansas Region	May 2013
		Credit Risk Manager

Dean R. Thibault	63	Executive Vice President, Commercial Banking	January 2006

Mark J. Oliphant	62	Executive Vice President, Retail Banking	February 2013

Gary L. Johnson	61	Market President, Southwest Kansas Region	February 2013

ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2015 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2014 for all compensation plans previously approved by the Company’s stockholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	344,474	$16.27	-
Equity compensation plans not approved by security holders	-	-	-
Total	344,474	$16.27	-

At the annual meeting of stockholders to be held on May 20, 2015, the Company intends to seek shareholder approval of the 2015 Long Term Incentive Plan which, if approved, will authorize the issuance of equity awards covering 250,000 shares of common stock.

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

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 2 - Ratification of Crowe Chizek LLP as our Independent Registered Public Accounting Firm” of the 2015 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statements of Earnings – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012

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

SIGNATURE		TITLE
/s/ Michael E. Scheopner	March 19, 2015	President, Chief Executive Officer and Director (Principal Executive Officer)
Michael E. Scheopner	Date

/s/ Patrick L. Alexander	March 19, 2015	Executive Chairman of the Board, Director
Patrick L. Alexander	Date

/s/ Mark A. Herpich	March 19, 2015	Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Herpich	Date

/s/ Richard A. Ball	March 19, 2015	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 19, 2015	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 19, 2015	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 19, 2015	Director
Jim W. Lewis	Date

/s/ Susan E. Roepke	March 19, 2015	Director
Susan E. Roepke	Date

/s/ Wayne R. Sloan	March 19, 2015	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 19, 2015	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated August 1, 2013 among the Bank, the Company, Citizens Bank and First Capital	the registrant’s Form 8-K filed with the Commission on August 2, 2013 (SEC file no. 000-33203)
2.2	First Amendment to Agreement and Plan of Merger, dated October 31, 2013 among the Bank, Company, Citizens Bank and First Capital	the registrant’s Form 8-K filed with the Commission on November 4, 2013 (SEC file no. 000-33203)
2.3	Agreement and Plan of Merger, dated January 13, 2012 among Landmark National Bank, The Wellsville Bank and Wellsville Bancshares, Inc.	the registrant’s Form 8-K filed with the Commission on January 17, 2012 (SEC file no. 000-33203)
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ending December 31, 2001, filed with the Commission on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	the registrant’s report on Form 10-K for the period ending December 31, 2012, filed with the Commission on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	the registrant’s Form S-4 filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
10.1	Form of employment agreement between Patrick L. Alexander and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.2	Form of employment agreement between Michael E. Scheopner and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.3	Form of employment agreement between Mark A. Herpich and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.4	Form of employment agreement between Dean R. Thibault and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.5	Form of employment agreement between Mark J. Oliphant and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.6	Form of employment agreement between Bradly L. Chindamo and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.7	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.8	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)
10.9	2001 Stock Incentive Plan	the registrant’s Form S-8 filed with the Commission on February 11, 2003 (SEC file no. 000-33203)
10.10	Revolving Credit Agreement, dated November 19, 2008 between the Company and First National Bank of Omaha	the registrant’s report on Form 10-K for the period ending December 31, 2008, filed with the Commission on March 27, 2009 (SEC file no. 000-33203)
10.11	First Amendment to Revolving Credit Agreement, dated November 18, 2009 between the Company and First National Bank of Omaha	the registrant’s report on Form 10-K for the period ended December 31, 2009 filed with the Commission on March 26, 2010 (SEC file no. 000-33203)
10.12	Second Amendment to Revolving Credit Agreement, dated November 5, 2010 between the Company and First National Bank of Omaha	the registrant’s Form 8-K filed with the Commission on November 9, 2010 (SEC file no. 000-33203)
10.13	Third Amendment to Revolving Credit Agreement, dated November 4, 2011 between the Company and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 10, 2011 (SEC file no. 000-33203)
10.14	Form of Landmark Bancorp, Inc. 2001 Stock Incentive Plan Restricted Stock Award	the registrant’s Form 8-K filed with the Commission on April 19, 2011 (SEC file no. 000-33203)
10.15	Fourth Amendment to Revolving Credit Agreement, dated November 5, 2012 between the Company and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 9, 2012 (SEC file no. 000-33203)
10.16	Fifth Amendment to Revolving Credit Agreement, dated November 5, 2013 between the Company and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 14, 2013 (SEC file no. 000-33203)
10.17	Sixth Amendment to Revolving Credit Agreement, dated November 6, 2014 between the Company and First National Bank of Omaha	The registrant’s Form 10-Q filed with the Commission on November 10, 2014 (SEC file no. 000-33203)
13.1	Letters to Stockholders and Corporate Information included in 2014 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe Chizek LLP		X
23.2	Consent of KPMG LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements

