Form 10-Q
period 2015-03-31
LANDMARK BANCORP INC
filed 2015-05-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of May 13, 2015, the issuer had outstanding 3,337,424 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$25,967	$12,760
Investment securities available-for-sale, at fair value	337,296	348,931
Bank Stocks, at cost	3,791	4,007
Loans, net of allowance for loans lossees of $5,905 and $5,320	417,147	416,190
Loans held for sale, net	16,399	10,671
Premises and equipment, net	21,311	20,954
Bank owned life insurance	17,772	17,650
Goodwill	17,532	17,532
Other intangible assets, net	4,337	4,370
Real estate owned, net	198	255
Accrued interest and other assets	10,358	10,150
Total assets	$872,108	$863,470

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$146,758	$130,492
Money market and checking	323,459	330,580
Savings	80,303	74,424
Time	163,216	169,059
Total deposits	713,736	704,555

Federal Home Loan Bank borrowings	35,000	43,253
Subordinated debentures	20,934	20,884
Other borrowings	13,365	12,410
Accrued interest, taxes, and other liabilities	13,829	10,723
Total liabilities	796,864	791,825

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,337,424 and 3,333,243 shares issued at March 31, 2015 and December 31, 2014, respectively	33	33
Additional paid-in capital	40,564	40,473
Retained earnings	31,464	29,321
Accumulated other comprehensive income	3,183	1,818
Total stockholders’ equity	75,244	71,645

Total liabilities and stockholders’ equity	$872,108	$863,470

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2015	2014
Interest income:
Loans:
Taxable	$5,120	$5,154
Tax-exempt	68	67
Investment securities:
Taxable	1,197	963
Tax-exempt	678	621
Total interest income	7,063	6,805
Interest expense:
Deposits	278	326
Borrowings	491	479
Total interest expense	769	805
Net interest income	6,294	6,000
Provision for loan losses	(1,000)	150
Net interest income after provision for loan losses	7,294	5,850
Non-interest income:
Fees and service charges	1,682	1,670
Gains on sales of loans, net	1,943	1,116
Bank owned life insurance	122	127
Losses on sales of investment securities, net	(254)	-
Other	270	323
Total non-interest income	3,763	3,236

Non-interest expense:
Compensation and benefits	3,721	3,484
Occupancy and equipment	1,071	1,113
Data processing	347	369
Amortization of intangibles	335	304
Professional fees	234	286
Advertising	124	112
Federal deposit insurance premiums	119	132
Foreclosure and real estate owned expense	25	13
Other	1,135	998
Total non-interest expense	7,111	6,811
Earnings before income taxes	3,946	2,275
Income tax expense	1,169	576
Net earnings	$2,777	$1,699
Earnings per share:
Basic (1)	$0.83	$0.51
Diluted (1)	$0.81	$0.51
Dividends per share (1)	$0.19	$0.18

(1) Per share amounts for the period ended March 31, 2014 have been adjusted to give effect to the 5% stock dividend paid during December 2014.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2015	2014

Net earnings	$2,777	$1,699

Net unrealized holding gains on available-for-sale securities	1,913	1,940
Less reclassification adjustment for net losses included in earnings	254	-
Net unrealized gains	2,167	1,940
Income tax effect on net losses included in earnings	(94)	-
Income tax effect on net unrealized holding gains	(708)	(718)
Other comprehensive income	1,365	1,222

Total comprehensive income	$4,142	$2,921

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2014	$31	$36,400	$27,187	$(926)	$62,692
Net earnings	-	-	1,699	-	1,699
Other comprehensive income	-	-	-	1,222	1,222
Dividends paid ($0.18 per share)	-	-	(600)	-	(600)
Stock-based compensation	-	15	-	-	15
Exercise of stock options, 34,063 shares, including excess tax benefit of $14	1	507	-	-	508
Balance at March 31, 2014	$32	$36,922	$28,286	$296	$65,536

Balance at January 1, 2015	$33	$40,473	$29,321	$1,818	$71,645
Net earnings	-	-	2,777	-	2,777
Other comprehensive income	-	-	-	1,365	1,365
Dividends paid ($0.19 per share)	-	-	(634)	-	(634)
Stock-based compensation	-	12	-	-	12
Exercise of stock options, 4,181 shares, including excess tax benefit of $5	-	79	-	-	79
Balance at March 31, 2015	$33	$40,564	$31,464	$3,183	$75,244

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$2,777	$1,699
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(1,000)	150
Amortization of investment security premiums, net	370	441
Amortization of purchase accounting adjustment on loans	(118)	(188)
Amortization of purchase accounting adjustment on subordinated debentures	50	50
Amortization of intangibles	335	304
Depreciation	286	282
Increase in cash surrender value of bank owned life insurance	(122)	(127)
Stock-based compensation	12	15
Deferred income taxes	45	(23)
Net losses on sales of investment securities	254	-
Net gain on sales of foreclosed assets	(8)	(25)
Net gains on sales of loans	(1,943)	(1,116)
Proceeds from sales of loans	56,894	32,441
Origination of loans held for sale	(60,679)	(32,708)
Changes in assets and liabilities:
Accrued interest and other assets	(1,341)	(744)
Accrued expenses, taxes, and other liabilities	3,100	290
Net cash (used in) provided by operating activities	(1,088)	741
Cash flows from investing activities:
Net decrease in loans	145	2,462
Maturities and prepayments of investment securities	14,095	10,126
Purchases of investment securities	(19,986)	(10,273)
Proceeds from sales of investment securities	19,069	-
Redemption of bank stocks	1,928	934
Purchase of bank stocks	(1,712)	(323)
Proceeds from sales of foreclosed assets	65	236
Purchases of premises and equipment, net	(643)	(662)
Net cash provided by investing activities	12,961	2,500
Cash flows from financing activities:
Net increase (decrease) in deposits	9,187	(9,296)
Federal Home Loan Bank advance borrowings	37,132	3,902
Federal Home Loan Bank advance repayments	(45,385)	(3,911)
Proceeds from other borrowings	1,075	6,133
Repayments on other borrowings	(120)	(3,375)
Proceeds from exercise of stock options, including excess tax benefit	79	508
Payment of dividends	(634)	(600)
Net cash provided by (used in) financing activities	1,334	(6,639)
Net increase (decrease) in cash and cash equivalents	13,207	(3,398)
Cash and cash equivalents at beginning of period	12,760	29,735
Cash and cash equivalents at end of period	$25,967	$26,337

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$790	$-
Cash paid for interest	771	824

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	-	75
Investment securities purchases not yet settled	(3,844)	(528)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. To the extent that information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are contained in or consistent with the consolidated audited financial statements incorporated by reference in the Company’s Form 10-K for the year ended December 31, 2014, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,527	$44	$-	$6,571
U. S. federal agency obligations	24,957	129	(70)	25,016
Municipal obligations, tax exempt	114,770	2,199	(141)	116,828
Municipal obligations, taxable	68,214	876	(183)	68,907
Agency mortgage-backed securities	111,329	1,626	(132)	112,823
Common stocks	580	672	-	1,252
Certificates of deposit	5,899	-	-	5,899
Total	$332,276	$5,546	$(526)	$337,296

	As of December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,530	$1	$(1)	$6,530
U. S. federal agency obligations	25,983	34	(274)	25,743
Municipal obligations, tax exempt	108,752	1,937	(180)	110,509
Municipal obligations, taxable	63,728	544	(350)	63,922
Agency mortgage-backed securities	135,072	1,152	(705)	135,519
Common stocks	588	695	-	1,283
Certificates of deposit	5,425	-	-	5,425
Total	$346,078	$4,363	$(1,510)	$348,931

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2015 and December 31, 2014. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of March 31, 2015
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	6	$-	$-	$10,636	$(70)	$10,636	$(70)
Municipal obligations, tax exempt	59	14,601	(108)	2,847	(33)	17,448	(141)
Municipal obligations, taxable	38	8,098	(83)	9,720	(100)	17,818	(183)
Agency mortgage-backed securities	21	8,714	(47)	6,826	(85)	15,540	(132)
Total	124	$31,413	$(238)	$30,029	$(288)	$61,442	$(526)

		As of December 31, 2014
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$2,960	$(1)	$-	$-	$2,960	$(1)
U. S. federal agency obligations	14	7,361	(14)	11,958	(260)	19,319	(274)
Municipal obligations, tax exempt	71	13,927	(66)	7,329	(114)	21,256	(180)
Municipal obligations, taxable	74	14,797	(92)	14,827	(258)	29,624	(350)
Agency mortgage-backed securities	29	17,535	(76)	25,759	(629)	43,294	(705)
Total	189	$56,580	$(249)	$59,873	$(1,261)	$116,453	$(1,510)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2015, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

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

The amortized cost and fair value of investment securities at March 31, 2015 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$15,330	$15,390
Due after one year but within five years	192,078	193,704
Due after five years but within ten years	91,200	93,170
Due after ten years	33,088	33,780
Common stocks	580	1,252
Total	$332,276	$337,296

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Three months ended March 31,
	2015	2014

Sales proceeds	$19,069	$-

Realized gains	$24	$-
Realized losses	(278)	-
Net realized losses	$(254)	$-

Securities with carrying values of $192.0 million and $212.9 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at March 31, 2015 and December 31, 2014, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2015	2014

One-to-four family residential real estate	$129,464	$127,555
Construction and land	17,677	21,950
Commercial real estate	123,103	118,411
Commercial loans	61,450	59,971
Agriculture loans	63,288	64,316
Municipal loans	8,818	8,982
Consumer loans	19,282	20,044
Total gross loans	423,082	421,229
Net deferred loan costs and loans in process	(30)	281
Allowance for loan losses	(5,905)	(5,320)
Loans, net	$417,147	$416,190

During the quarter ended March 31, 2015, the Company adjusted the historical loss analysis within the evaluation of the allowance for loan losses. The Company previously used a twelve quarter historical loss rate calculated by loan class. The updated historical loss analysis uses a migration analysis to track historical losses by loan class and risk categories over a longer period of time. The adjusted historical loss analysis more accurately allocates estimated losses. The adjustments resulted in reclassifications of the allocated allowance between various loan classes as of March 31, 2015 compared to December 31, 2014. The adjustments to the historical loss analysis did not have a significant impact on the total allowance for loan losses balance as of December 31, 2014. The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2015
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2015	$755	$762	$1,832	$836	$915	$51	$169	$5,320
Charge-offs	-	-	-	-	-	(88)	(55)	(143)
Recoveries	2	1,715	-	2	-	-	9	1,728
Provision for loan losses	629	(2,374)	(232)	677	189	62	49	(1,000)
Balance at March 31, 2015	1,386	103	1,600	1,515	1,104	25	172	5,905

	Three months ended March 31, 2014
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2014	$732	$1,343	$1,970	$769	$545	$47	$134	$5,540
Charge-offs	(20)	-	-	(6)	-	-	(42)	(68)
Recoveries	3	3	-	1	-		11	18
Provision for loan losses	32	(410)	(455)	1,042	(110)	6	45	150
Balance at March 31, 2014	747	936	1,806	1,515	435	53	148	5,640

	As of March 31, 2015
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	317	-	18	65	3	-	16	419
Collectively evaluated for loss	1,069	103	1,582	1,450	1,101	25	156	5,486
Total	1,386	103	1,600	1,515	1,104	25	172	5,905

Loan balances:
Individually evaluated for loss	1,615	4,726	2,803	337	274	630	65	10,450
Collectively evaluated for loss	127,849	12,951	120,300	61,113	63,014	8,188	19,217	412,632
Total	$129,464	$17,677	$123,103	$61,450	$63,288	$8,818	$19,282	$423,082

	As of December 31, 2014
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	287	-	17	28	5	-	12	349
Collectively evaluated for loss	468	762	1,815	808	910	51	157	4,971
Total	755	762	1,832	836	915	51	169	5,320

Loan balances:
Individually evaluated for loss	1,589	4,805	2,880	371	285	706	67	10,703
Collectively evaluated for loss	125,966	17,145	115,531	59,600	64,031	8,276	19,977	410,526
Total	$127,555	$21,950	$118,411	$59,971	$64,316	$8,982	$20,044	$421,229

The Company recorded net loan recoveries of $1.6 million during the first quarter of 2015 compared to net loan charge-offs of $50,000 during the first quarter of 2014. The net loan recoveries during the first quarter of 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of March 31, 2015, the Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount.

The Company’s impaired loans decreased from $10.7 million at December 31, 2014 to $10.5 million at March 31, 2015. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2015 and December 31, 2014, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three months ended March 31, 2015 and 2014. The following tables present information on impaired loans:

(Dollars in thousands)	As of March 31, 2015
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$1,615	$1,615	$198	$1,417	$317	$1,620	$-
Construction and land	6,461	4,726	4,726	-	-	4,773	43
Commercial real estate	2,803	2,803	2,756	47	18	2,851	6
Commercial loans	337	337	57	280	65	339	1
Agriculture loans	274	274	136	138	3	319	1
Municipal loans	630	630	630	-	-	639	5
Consumer loans	65	65	26	39	16	67	-
Total impaired loans	$12,185	$10,450	$8,529	$1,921	$419	$10,608	$56

(Dollars in thousands)	As of December 31, 2014
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$1,589	$1,589	$167	$1,422	$287	$1,611	$-
Construction and land	6,540	4,805	4,805	-	-	6,366	235
Commercial real estate	2,880	2,880	2,833	47	17	3,009	24
Commercial loans	371	371	137	234	28	393	10
Agriculture loans	285	285	146	139	5	294	-
Municipal loans	772	706	706	-	-	772	19
Consumer loans	67	67	25	42	12	75	-
Total impaired loans	$12,504	$10,703	$8,819	$1,884	$349	$12,520	$288

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at March 31, 2015 or December 31, 2014. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2015
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	622	49	-	671	$1,611	$2,282	$127,182
Construction and land	-	-	-	-	1,318	1,318	16,359
Commercial real estate	564	-	-	564	2,425	2,989	120,114
Commercial loans	235	-	-	235	280	515	60,935
Agriculture loans	4	19	-	23	231	254	63,034
Municipal loans	-	-	-	-	-	-	8,818
Consumer loans	43	5	-	48	65	113	19,169
Total	$1,468	$73	$-	$1,541	$5,930	$7,471	$415,611

Percent of gross loans	0.34%	0.02%	0.00%	0.36%	1.40%	1.77%	98.23%

(Dollars in thousands)	As of December 31, 2014
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	$127	$50	$-	$177	$1,585	$1,762	$125,793
Construction and land	163	-	-	163	1,322	1,485	20,465
Commercial real estate	-	-	-	-	2,488	2,488	115,923
Commercial loans	34	-	-	34	234	268	59,703
Agriculture loans	510	1	-	511	285	796	63,520
Municipal loans	-	-	-	-	65	65	8,917
Consumer loans	128	65	-	193	67	260	19,784
Total	$962	$116	$-	$1,078	$6,046	$7,124	$414,105

Percent of gross loans	0.23%	0.03%	0.00%	0.26%	1.44%	1.69%	98.31%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2015 and 2014, would have increased interest income by $120,000 and $203,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2015, and 2014.

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

The following table provides information on the Company’s risk categories by loan class:

	As of March 31, 2015		As of December 31, 2014
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$124,094	$5,370	$123,823	$3,732
Construction and land	14,545	3,132	18,815	3,135
Commercial real estate	112,055	11,048	111,428	6,983
Commercial loans	57,650	3,800	57,122	2,849
Agriculture loans	58,011	5,277	63,101	1,215
Municipal loans	8,818	-	8,894	88
Consumer loans	19,217	65	19,977	67
Total	394,390	28,692	403,160	18,069

At March 31, 2015, the Company had ten loan relationships consisting of sixteen outstanding loans that were classified as TDRs. During the first three months of 2015, the Company classified a $44,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans. Since the loans were adequately secured, no charge-offs or impairments were recorded against the principal as of March 31, 2015. During the first quarter of 2015, a $78,000 commercial loan, which was classified as a TDR during 2014, paid off. No loan modifications were classified as TDRs during the three month period ended March 31, 2014.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of March 31, 2015 and 2014. At March 31, 2015, there were no commitments to lend additional funds on any loan classified as a TDR. The Company had no allowance recorded against loans classified as TDRs at March 31, 2015 or December 31, 2014.

The following table presents information on loans that are classified as TDRs:

	As of March 31, 2015			As of December 31, 2014
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	1	$-	$4	1	$-	$4
Construction and land	7	609	3,408	7	613	3,483
Commercial real estate	2	-	378	2	-	392
Commercial loans	1	-	57	2	-	137
Agriculture	3	92	43	1	146	-
Municipal loans	2	-	630	2	-	641
Total troubled debt restructurings	16	$701	$4,520	15	$759	$4,657

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2014 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first three months of 2015 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of March 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,078	$(4,584)	$1,494
Lease intangible asset	350	(64)	286
Mortgage servicing rights	4,654	(2,097)	2,557
Total other intangible assets	$11,082	$(6,745)	$4,337

(Dollars in thousands)	As of December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,078	$(4,483)	$1,595
Lease intangible asset	350	(52)	298
Mortgage servicing rights	4,458	(1,981)	2,477
Total other intangible assets	$10,886	$(6,516)	$4,370

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2015 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2015	$316
2016	327
2017	289
2018	252
2019	214
Thereafter	382
Total	$1,780

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	March 31,	December 31,
	2015	2014
FHLMC	$381,597	$361,353
FHLB	17,240	18,572

Custodial escrow balances maintained in connection with serviced loans were $5.6 million and $3.2 million at March 31, 2015 and December 31, 2014, respectively. Gross service fee income related to such loans was $255,000 and $229,000 for the three months ended March 31, 2015 and 2014, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	Three months ended March 31,
	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$2,477	$2,377
Additions	302	98
Amortization	(222)	(154)
Balance at end of period	$2,557	$2,321

The fair value of mortgage servicing rights was $3.7 million and $3.6 million at March 31, 2015 and December 31, 2014, respectively. Fair value at March 31, 2015 was determined using discount rates ranging from 9.50% to 9.52%; prepayment speeds ranging from 5.07% to 13.02%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.18%. Fair value at December 31, 2014 was determined using discount rates ranging from 9.50% to 9.52%, prepayment speeds ranging from 5.05% to 12.04%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.25%.

The Company had a mortgage repurchase reserve of $427,000 at March 31, 2015 and December 31, 2014, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first three months of 2015. The Company charged $19,000 of losses against the mortgage repurchase reserve and recorded a $5,000 provision to the reserve during the first three months of 2014. As of March 31, 2015, the Company did not have any outstanding mortgage repurchase requests.

5. Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2015	2014
Net earnings	$2,777	$1,699

Weighted average common shares outstanding - basic (1)	3,335,891	3,306,545
Assumed exercise of stock options (1)	93,200	40,584
Weighted average common shares outstanding - diluted (1)	3,429,091	3,347,129
Net earnings per share (1):
Basic	$0.83	$0.51
Diluted	$0.81	$0.51

(1)	Share and per share values for the periods ended March 31, 2014 have been adjusted to give effect to the 5% stock dividend paid during December 2014.

The diluted earnings per share computations for the three months ended March 31, 2015 and 2014 include all unexercised stock options because no stock options were anti-dilutive as of such dates.

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

Fair value estimates of the Company’s financial instruments as of March 31, 2015 and December 31, 2014, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of March 31, 2015
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$25,967	$25,967	$-	$-	$25,967
Investment securities available-for-sale	337,296	7,823	329,473	-	337,296
Bank stocks, at cost	3,791	n/a	n/a	n/a	n/a
Loans, net	417,147	-	-	424,342	424,342
Loans held for sale, net	16,399	-	16,495	-	16,495
Derivative financial instruments	667	-	667	-	667
Accrued interest receivable	3,744	12	1,675	2,057	3,744

Financial liabilities:
Non-maturity deposits	$(550,520)	$(550,520)	$-	$-	(550,520)
Time deposits	(163,216)	-	(161,385)	-	(161,385)
FHLB borrowings	(35,000)	-	(37,022)	-	(37,022)
Subordinated debentures	(20,934)	-	(18,541)	-	(18,541)
Other borrowings	(13,365)	-	(13,365)	-	(13,365)
Accrued interest payable	(296)	-	(296)	-	(296)

	As of December 31, 2014
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$12,760	$12,760	$-	$-	$12,760
Investment securities available-for-sale	348,931	7,813	341,118	-	348,931
Bank stocks, at cost	4,007	n/a	n/a	n/a	n/a
Loans, net	416,190	-	-	423,318	423,318
Loans held for sale, net	10,671	-	10,726	-	10,726
Derivative financial instruments	260	-	260	-	260
Accrued interest receivable	3,670	22	1,750	1,898	3,670

Financial liabilities:
Non-maturity deposits	$(535,496)	$(535,496)	$-	$-	(535,496)
Time deposits	(169,059)	-	168,642	-	168,642
FHLB borrowings	(43,253)	-	(45,287)	-	(45,287)
Subordinated debentures	(20,884)	-	(18,506)	-	(18,506)
Other borrowings	(12,410)	-	(12,410)	-	(12,410)
Accrued interest payable	(298)	-	(298)	-	(298)

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

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2015 or during the year ended December 31, 2014.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2015
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities
U. S. treasury securities	$6,571	$6,571	$-	$-
U. S. federal agency obligations	25,016	-	25,016	-
Municipal obligations, tax exempt	116,828	-	116,828	-
Municipal obligations, taxable	68,907	-	68,907	-
Mortgage-backed securities	112,823	-	112,823	-
Common stocks	1,252	1,252	-	-
Certificates of deposit	5,899	-	5,899	-
Derivative financial instruments	$667	$-	$667	$-

(Dollars in thousands)		As of December 31, 2014
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities
U. S. treasury securities	$6,530	$6,530	$-	$-
U. S. federal agency obligations	25,743	-	25,743	-
Municipal obligations, tax exempt	110,509	-	110,509	-
Municipal obligations, taxable	63,922	-	63,922	-
Agency mortgage-backed securities	135,519	-	135,519	-
Common stocks	1,283	1,283	-	-
Certificates of deposit	5,425	-	5,425	-
Derivative financial instruments	260	-	260	-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $10.5 million and $10.7 million, with an allocated allowance of $419,000 and $349,000, at March 31, 2015 and December 31, 2014, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of March 31, 2015			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$1,100	$-	$-	$1,100	$(30)
Commercial real estate	29	-	-	29	(1)
Commercial loans	215	-	-	215	(37)
Agriculture loans	135	-	-	135	2
Consumer loans	23	-	-	23	(4)

		As of December 31, 2014			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$1,135	$-	$-	$1,135	$(214)
Commercial real estate	30	-	-	30	(17)
Commercial loans	206	-	-	206	(28)
Agriculture loans	134	-	-	134	(5)
Consumer loans	30	-	-	30	(5)
Real estate owned:
One-to-four family residential real estate	37	-	-	37	(25)
Commercial real estate	45	-	-	45	(9)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2015
Impaired loans:
One-to-four family residential real estate	$1,100	Sales comparison	Adjustment to appraised value	10%-47%
Commercial real estate	29	Sales comparison	Adjustment to appraised value	28%
Commercial loans	215	Sales comparison	Adjustment to appraised value	15%-60%
Agriculture	135	Sales comparison	Adjustment to appraised value	10%
Consumer loans	23	Sales comparison	Adjustment to appraised value	20%

As of December 31, 2014
Impaired loans:
One-to-four family residential real estate	$1,135	Sales comparison	Adjustment to appraised value	10%-47%
Commercial real estate	30	Sales comparison	Adjustment to appraised value	28%
Commercial loans	206	Sales comparison	Adjustment to comparable sales	15%-60%
Agriculture	134	Sales comparison	Adjustment to appraised value	60%
Consumer loans	30	Sales comparison	Adjustment to comparable sales	20%

7.	Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2015, the Company and Bank meet all capital adequacy requirements to which they were subject at that time.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. On January 1, 2015, the Company and the Bank became subject to new capital rules (the “Basel III Rules”) that implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $1.0 billion).

The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating increased requirements. The Basel III Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The Bank made the one-time AOCI opt-out election on the first Call Report filed after January 1, 2015, which allows banks under $250 billion with a one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of capital.

As of March 31, 2015 and December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2015 and December 31, 2014:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Leverage	$70,901	8.39%	$33,817	4.0%
Common Equity Tier 1 Capital	53,586	9.99%	24,130	4.5%
Tier 1 Capital	70,901	13.22%	32,174	6.0%
Total Risk Based Capital	80,243	14.96%	42,898	8.0%

As of December 31, 2014
Leverage	$67,228	8.06%	$33,377	4.0%
Tier 1 Capital	67,228	13.26%	20,282	4.0%
Total Risk Based Capital	76,864	15.16%	40,563	8.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2015 and December 31, 2014:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015
Leverage	$74,230	8.80%	$33,735	4.0%	$42,168	5.0%
Common Equity Tier 1 Capital	74,230	13.88%	24,065	4.5%	34,761	6.5%
Tier 1 Capital	74,230	13.88%	32,087	6.0%	42,783	8.0%
Total Risk Based Capital	80,712	15.09%	42,783	8.0%	53,479	10.0%

As of December 31, 2014
Leverage	$71,004	8.53%	$33,298	4.0%	$41,622	5.0%
Tier 1 Capital	71,004	14.04%	20,224	4.0%	30,336	6.0%
Total Risk Based Capital	76,901	15.21%	40,448	8.0%	50,559	10.0%

8.	Impact of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. Initially the amendments of the update were to be effective for public entities beginning with interim and annual reporting periods beginning after December 15, 2016, however the FASB recently voted to defer the implementation for one year, although that change has not yet been finalized. Management is evaluating the impact of adopting ASU 2014-09.

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

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Summary of Results. During the first quarter of 2015, we recorded net earnings of $2.8 million, which was an increase of $1.1 million from the $1.7 million of net earnings in the first quarter of 2014. The increase in net earnings was primarily the result of a $1.7 million recovery on a previously charged-off construction loan, which contributed to a $1.0 million negative provision for loan losses during the first quarter of 2015. In the first quarter of 2014, we had a $150,000 provision.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2015	2014
Net earnings:
Net earnings	$2,777	$1,699
Basic earnings per share (1)	$0.83	$0.51
Diluted earnings per share (1)	$0.81	$0.51
Earnings ratios:
Return on average assets (2)	1.30%	0.84%
Return on average equity (2)	15.41%	10.81%
Equity to total assets	8.63%	7.94%
Net interest margin (2) (3)	3.47%	3.49%
Dividend payout ratio	23.45%	35.85%

(1) Per share values for the periods ended March 31, 2014 have been adjusted to give effect to the

5% stock dividend paid during December 2014.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income of $7.1 million for the quarter ended March 31, 2015 increased $258,000, or 3.8%, as compared to the same period of 2014. Interest income on loans decreased $33,000, or 0.6%, to $5.2 million for the quarter ended March 31, 2015, due to lower tax equivalent yields earned on loans. Our average tax equivalent yield on loans decreased to 5.02% in the first quarter of 2015 from 5.13% in the same period of 2014. Partially offsetting the lower tax equivalent yields was an increase in our average loan balances, which increased to $422.0 million from $415.2 million over the same periods. Interest income on investment securities increased $291,000, or 18.4%, to $1.9 million for the first quarter of 2015, as compared to $1.6 million in the same period of 2014. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $306.9 million during the first quarter of 2014 to $352.5 million during the first quarter of 2015. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield, which increased from 2.49% in the first quarter of 2014 to 2.54% during the first quarter of 2015.

Interest Expense. Interest expense during the quarter ended March 31, 2015 decreased $36,000, or 4.5%, to $769,000 as compared to the same period of 2014. Interest expense on interest-bearing deposits decreased $48,000, or 14.7%, to $278,000 for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014, despite increased average balances. Our total cost of interest-bearing deposits declined from 0.24% during the first quarter of 2014 to 0.20% during the first quarter of 2015 as a result of higher average balances in our savings, money market and checking accounts and lower balances of certificates of deposit. Our average interest-bearing deposit balances increased from $550.5 million to $569.0 million from the first quarter of 2014 to the first quarter of 2015. For the first quarter of 2015, interest expense on borrowings increased $12,000, or 2.5%, to $491,000 as compared to the same period of 2014, due to a higher average rate on our borrowings and an increase in our average outstanding borrowings. The average rate on our borrowings increased from 2.78% in the first quarter of 2014 to 2.83% in first quarter of 2015 while our average outstanding borrowings increased from $69.9 million to $70.4 million during the same periods.

Net Interest Income. Net interest income increased $294,000, or 4.9%, to $6.3 million for the first quarter of 2015 compared to the same period of 2014. Our net interest margin, on a tax-equivalent basis, decreased to 3.47% during the first quarter of 2015 from 3.49% during the same period of 2014. Higher average balances of investment securities drove the increase in our net interest income, but also reduced our net interest margin as the interest rate spread on investment securities is lower than loans.

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

During the first quarter of 2015, we recorded a negative provision for loan losses of $1.0 million compared to a provision for loan losses of $150,000 in the first quarter of 2014. We recorded net loan recoveries of $1.6 million during the first quarter of 2015 compared to net loan charge-offs of $50,000 during the first quarter of 2014. The net loan recoveries during the first quarter of 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of March 31, 2015, the Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount. The net loan recoveries in the first quarter of 2015 were the primary reason for the negative provision for loan losses during the period.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.8 million in the first quarter of 2015, an increase of $527,000, or 16.3%, compared to the same period of 2014. The higher non-interest income was primarily the result of an $827,000 increase in gains on sales of loans. Gains on sales of loans increased due to an expanded mortgage banking platform and increased refinancing demand due to a decline in mortgage rates during the first quarter of 2015. Partially offsetting the increased gains on sales of loans was a $254,000 loss on sales of investment securities during the first quarter of 2015. We sold $19.1 million of our agency mortgage-backed investment securities portfolio during the first quarter of 2015 to reduce our exposure to rising interest rates.

Non-interest Expense. Non-interest expense increased $300,000, or 4.4%, to $7.1 million for the first quarter of 2015 compared to the same period of 2014. The increase in non-interest expense was primarily the result of increases of $237,000 in compensation and benefits and $137,000 in other non-interest expense. The higher expenses in the first quarter of 2015 primarily reflected expenses associated with our expanded mortgage banking activity. Partially offsetting those increases were declines of $52,000 in professional fees, $42,000 in occupancy and equipment and $22,000 in data processing, as the first quarter of 2014 included additional costs in these areas due to the acquisition of Citizens Bank.

Income Tax Expense. During the first quarter of 2015, we recorded income tax expense of $1.2 million, compared to $576,000 during the same period of 2014. Our effective tax rate increased from 25.3% in the first quarter of 2014 to 29.6% in the first quarter of 2015 as a result of higher earnings before income taxes.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $872.1 million at March 31, 2015, compared to $863.5 million at December 31, 2014. The increase in our total assets was primarily the result of increases in our cash and loans held for sale. Cash increased as a result of cash received from sales of investment securities while loans held for sale increased as a result of higher one-to-four family residential mortgage loan volumes. Net loans, excluding loans held for sale, increased to $417.1 million at March 31, 2015 from $416.2 million at December 31, 2014.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2015, our allowance for loan losses totaled $5.9 million, or 1.40% of gross loans outstanding, as compared to $5.3 million, or 1.26% of gross loans outstanding, at December 31, 2014. The allowance for loan losses increased at March 31, 2015, as compared to December 31, 2014, primarily as a result of an increase in our classified loan balances. Our acquisition of Citizens Bank, in November 2013, also impacted our allowance for loan losses to gross loans ratio as the loans were recorded at fair value and no allowance for loans was recorded on the acquisition date.

As of March 31, 2015 and December 31, 2014, approximately $28.7 million and $18.1 million, respectively, of loans were assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that the loans identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at March 31, 2015 and December 31, 2014, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.5 million, or 0.36% of gross loans at March 31, 2015 compared to $1.1 million, or 0.26% of gross loans at December 31, 2014. At March 31, 2015, $5.9 million in loans were on non-accrual status, or 1.40% of gross loans, compared to $6.0 million, or 1.44% of gross loans, at December 31, 2014. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at March 31, 2015 or December 31, 2014. Our impaired loans totaled $10.5 million at March 31, 2015 compared to $10.7 million at December 31, 2014. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2015 was related to TDRs that were accruing interest but still classified as impaired. We recorded net loan recoveries of $1.6 million during the first quarter of 2015 compared to net loan charge-offs of $50,000 during the first quarter of 2014. The net loan recoveries during the first quarter of 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of March 31, 2015, we have recovered approximately $2.4 million of the loan and continue to pursue collection of the remaining amount.

At March 31, 2015, the Company had ten loan relationships consisting of sixteen outstanding loans that were classified as TDRs. During the first three months of 2015, the Company classified a $44,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans. During the first quarter of 2015, a $78,000 commercial loan, which was classified as a TDR during 2014, paid off. No loan modifications were classified as TDRs during the three month period ended March 31, 2014.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2015, we had $198,000 of real estate owned compared to $255,000 at December 31, 2014. As of March 31, 2015, real estate owned primarily consisted of a few residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $9.2 million in total deposits during the first quarter of 2015, to $713.7 million at March 31, 2015, from $704.5 million at December 31, 2014. The increase in deposits was primarily due to higher non-interest bearing deposits and savings accounts. The increases were partially offset by lower balances in money market, checking and certificates of deposit balances. Total borrowings decreased $7.2 million to $69.3 million at March 31, 2015, from $76.5 million at December 31, 2014.

Non-interest-bearing deposits at March 31, 2015, were $146.8 million, or 20.5% of deposits, compared to $130.5 million, or 18.5%, at December 31, 2014. Money market and NOW deposit accounts were 45.3% of our deposit portfolio and totaled $323.5 million at March 31, 2015, compared to $330.6 million, or 46.9%, at December 31, 2014. Savings accounts increased to $80.3 million, or 11.3% of deposits, at March 31, 2015, from $74.4 million, or 10.6%, at December 31, 2014. Certificates of deposit totaled $163.2 million, or 22.9% of deposits, at March 31, 2015, compared to $169.1 million, or 24.0%, at December 31, 2014.

Certificates of deposit at March 31, 2015, scheduled to mature in one year or less, totaled $107.1 million. Historically, maturing deposits have generally remained with the Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Cash Flows. During the three months ended March 31, 2015, our cash and cash equivalents increased by $13.2 million. Our operating activities used net cash of $1.1 million during the first three months of 2015, primarily to fund an increase in loans held for sale. Our investing activities provided net cash of $13.0 million during the first three months of 2015, primarily as a result of sales and maturities of investment securities. Financing activities provided net cash of $1.3 million during the first three months of 2015, primarily as a result of increased deposit balances which was partially offset by reduced borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $363.3 million at March 31, 2015 and $361.7 million at December 31, 2014. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2015, we had outstanding FHLB advances of $35.0 million and no borrowings against our line of credit with the FHLB. At March 31, 2015, we had collateral pledged to the FHLB that would allow us to borrow an additional $34.9 million, subject to FHLB credit requirements and policies. At March 31, 2015, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $18.5 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million in available credit under which we had no outstanding borrowings at March 31, 2015. At March 31, 2015, we had subordinated debentures totaling $20.9 million and other borrowings of $13.4 million, which included $11.8 million in repurchase agreements and $1.6 million on a line of credit. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2015, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2015.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.0 million at March 31, 2015.

At March 31, 2015, we had outstanding loan commitments, excluding standby letters of credit, of $64.0 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. On January 1, 2015, the Company and the Bank became subject to new capital rules (the “Basel III Rules”) that implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $1.0 billion).

The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating increased requirements. The Basel III Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The Bank made the one-time AOCI opt-out election on the first Call Report filed after January 1, 2015, which allows banks under $250 billion with a one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of capital. As of March 31, 2015 and December 31, 2014, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of March 31, 2015, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended March 31, 2015, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer in order to pay dividends and do other capital distributions. This buffer is to be phased in over three years beginning in 2016. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2015. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2015, approximately $14.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	March 31, 2015			March 31, 2014
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$5,521	$4	0.29%	$14,829	$8	0.22%
Investment securities (1)	352,476	2,210	2.54%	306,913	1,886	2.49%
Loans receivable, net (2)	421,977	5,222	5.02%	415,198	5,255	5.13%
Total interest-earning assets	779,974	7,436	3.87%	736,940	7,149	3.93%
Non-interest-earning assets	84,336			84,858
Total	$864,310			$821,798

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$325,258	$76	0.09%	$294,503	$71	0.10%
Savings accounts	77,486	6	0.03%	72,762	6	0.03%
Time deposit	166,212	196	0.48%	183,260	249	0.55%
Total deposits	568,956	278	0.20%	550,525	326	0.24%
FHLB advances and other borrowings	70,352	491	2.83%	69,936	479	2.78%
Total interest-bearing liabilities	639,308	769	0.49%	620,461	805	0.53%
Non-interest-bearing liabilities	151,933			137,617
Stockholders' equity	73,069			63,720
Total	$864,310			$821,798

Interest rate spread (3)			3.38%			3.40%
Net interest margin (4)		$6,667	3.47%		$6,344	3.49%
Tax-equivalent interest - imputed		373	0.19%		344
Net interest income		$6,294			$6,000

Ratio of average interest-earning assets to average interest-bearing liabilities			122.0%			118.8%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2015 vs 2014
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(8)	$4	$(4)
Investment securities	285	39	324
Loans	104	(137)	(33)
Total	381	(94)	287
Interest expense:
Deposits	12	(60)	(48)
Other borrowings	3	9	12
Total	15	(51)	(36)
Net interest income	$366	$(43)	$323

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2015, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$268	1.1%
100 basis point rising	$142	0.6%
100 basis point falling	$(1,005)	(4.1)%
200 basis point falling	NM	NM

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Amendment to Employment Agreement with Patrick L. Alexander

On May 12, 2014, the Company, the Bank, entered into an amendment effective January 1, 2015 (the “Amendment”) to the employment agreement effective January 1, 2014 (the “Agreement”) with Patrick L. Alexander, Executive Chairman of the Company and the Bank.  The Agreement, as amended, has an initial one-year term, which began January 1, 2014, and automatically extends for additional one-year terms unless either party gives 90 days’ prior written notice that the term will not be extended.

The Agreement, as amended, provides: (i) for an annual base salary of $190,000; (ii) that Mr. Alexander will be eligible to receive performance-based annual incentive bonuses, in accordance with the Company’s annual cash incentive plan, and employee benefits on as favorable a basis as other similarly situated and performing executives of the Company, and (iii) for severance benefits in the event of employment termination by the Company other than for cause, death, disability, or due to the expiration of the Agreement, or by the Mr. Alexander for good reason.  The Agreement, as amended, also contains customary restrictive covenants regarding confidentiality, non-competition, and non-solicitation of customers and employees of the Company and its affiliates.  Under the Agreement, as amended, Mr. Alexander’s annual base salary will be reviewed by the Board of Directors of the Company each year and may be adjusted to reflect the then current level of performance and contribution to the Company.

A copy of the Amendment is filed as Exhibit 10.1 hereto and is incorporated by reference herein.  The foregoing summary of the Agreement as amended is qualified in its entirety by the full text of the Agreement as amended.

ITEM 6. EXHIBITS

Exhibit 10.1	Amendment to Employment Agreement, dated as of May 12, 2015, between Landmark Bancorp, Inc., Landmark National Bank and Patrick L. Alexander
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Earnings for the three months ended March 31, 2015 and March 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014; (v) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015 and March 31, 2014; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 14, 2015	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: May 14, 2015	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer

