Form 10-Q
period 2015-09-30
LANDMARK BANCORP INC
filed 2015-11-13
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of November 12, 2015, the issuer had outstanding 3,341,184 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$12,674	$12,760
Investment securities available-for-sale, at fair value	352,436	348,931
Bank stocks, at cost	4,476	4,007
Loans, net of allowance for loans losses of $5,936 and $5,320	416,797	416,190
Loans held for sale, net	9,025	10,671
Premises and equipment, net	21,076	20,954
Bank owned life insurance	18,026	17,650
Goodwill	17,532	17,532
Other intangible assets, net	4,387	4,370
Real estate owned, net	101	255
Accrued interest and other assets	10,385	10,150
Total assets	$866,915	$863,470

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$143,330	$130,492
Money market and checking	312,031	330,580
Savings	79,080	74,424
Time	153,094	169,059
Total deposits	687,535	704,555

Federal Home Loan Bank borrowings	48,300	43,253
Subordinated debentures	21,034	20,884
Other borrowings	14,908	12,410
Accrued interest, taxes, and other liabilities	16,057	10,723
Total liabilities	787,834	791,825

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,341,184 and 3,333,243 shares issued and outstanding at September 30, 2015 December 31, 2014, respectively	33	33
Additional paid-in capital	40,618	40,473
Retained earnings	35,340	29,321
Accumulated other comprehensive income	3,090	1,818
Total stockholders’ equity	79,081	71,645

Total liabilities and stockholders’ equity	$866,915	$863,470

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans:
Taxable	$5,189	$5,248	$15,745	$15,573
Tax-exempt	68	107	211	251
Investment securities:
Taxable	1,115	1,026	3,458	2,995
Tax-exempt	828	679	2,242	1,919
Total interest income	7,200	7,060	21,656	20,738
Interest expense:
Deposits	265	305	815	945
Borrowings	508	492	1,496	1,454
Total interest expense	773	797	2,311	2,399
Net interest income	6,427	6,263	19,345	18,339
Provision for loan losses	100	150	(700)	600
Net interest income after provision for loan losses	6,327	6,113	20,045	17,739
Non-interest income:
Fees and service charges	1,922	1,929	5,417	5,521
Gains on sales of loans, net	2,013	1,526	6,207	4,488
Bank owned life insurance	131	128	376	383
Gains (losses) on sales of investment securities, net	135	-	(119)	39
Other	275	271	1,040	845
Total non-interest income	4,476	3,854	12,921	11,276

Non-interest expense:
Compensation and benefits	3,885	3,607	11,451	10,585
Occupancy and equipment	1,073	1,120	3,203	3,327
Data processing	352	356	1,041	1,069
Amortization of intangibles	340	339	1,021	974
Professional fees	233	228	726	843
Advertising	184	126	433	346
Federal deposit insurance premiums	97	126	321	391
Foreclosure and real estate owned expense	10	40	55	71
Other	1,134	1,051	3,611	3,291
Total non-interest expense	7,308	6,993	21,862	20,897
Earnings before income taxes	3,495	2,974	11,104	8,118
Income tax expense	966	800	3,182	2,168
Net earnings	$2,529	$2,174	$7,922	$5,950
Earnings per share:
Basic (1)	$0.76	$0.65	$2.37	$1.79
Diluted (1)	$0.73	$0.64	$2.30	$1.76
Dividends per share (1)	$0.19	$0.18	$0.57	$0.54

(1) Per share amounts for the periods ended September 30, 2014 have been adjusted to give effect to the 5% stock dividend paid during December 2014.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2015	2014	2015	2014

Net earnings	$2,529	$2,174	$7,922	$5,950

Net unrealized holding gains (losses) on available-for-sale securities	3,216	(416)	1,894	4,232
Reclassification adjustment for net (gains) losses included in earnings	(135)	-	119	(39)
Net unrealized gains (losses)	3,081	(416)	2,013	4,193
Income tax effect on net gains (losses) included in earnings	50	-	(44)	14
Income tax effect on net unrealized holding gains (losses)	(1,190)	153	(697)	(1,562)
Other comprehensive income (loss)	1,941	(263)	1,272	2,645

Total comprehensive income	$4,470	$1,911	$9,194	$8,595

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2014	$31	$36,400	$27,187	$(926)	$62,692
Net earnings	-	-	5,950	-	5,950
Other comprehensive income	-	-	-	2,645	2,645
Dividends paid ($0.54 per share)	-	-	(1,807)	-	(1,807)
Stock-based compensation	-	54	-	-	54
Exercise of stock options, 34,394 shares,
including excess tax benefit of $14	1	507	-	-	508
Balance at September 30, 2014	$32	$36,961	$31,330	$1,719	$70,042

Balance at January 1, 2015	$33	$40,473	$29,321	$1,818	$71,645
Net earnings	-	-	7,922	-	7,922
Other comprehensive income	-	-	-	1,272	1,272
Dividends paid ($0.57 per share)	-	-	(1,903)	-	(1,903)
Stock-based compensation	-	16	-	-	16
Exercise of stock options, 7,941 shares, including excess tax benefit of $5	-	129	-	-	129
Balance at September 30, 2015	$33	$40,618	$35,340	$3,090	$79,081

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$7,922	$5,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(700)	600
Amortization of investment security premiums, net	1,154	1,304
Amortization of purchase accounting adjustment on loans	(459)	(406)
Amortization of purchase accounting adjustment on subordinated debentures	150	150
Amortization of intangibles	1,021	974
Depreciation	869	833
Increase in cash surrender value of bank owned life insurance	(376)	(383)
Stock-based compensation	16	54
Deferred income taxes	215	(184)
Net losses (gains) on sales of investment securities	119	(39)
Impairment of affordable housing investment	163	-
Net gain on sales of premises, equipment and real estate owned	(240)	(10)
Net gains on sales of loans	(6,207)	(4,488)
Proceeds from sales of loans	229,162	156,403
Origination of loans held for sale	(221,309)	(154,873)
Changes in assets and liabilities:
Accrued interest and other assets	(2,448)	(2,258)
Accrued expenses, taxes, and other liabilities	1,232	368
Net cash provided by operating activities	10,284	3,995
Cash flows from investing activities:
Net decrease (increase) in loans	523	(2,060)
Maturities and prepayments of investment securities	45,957	30,158
Purchases of investment securities	(75,238)	(63,930)
Proceeds from sales of investment securities	30,610	1,137
Redemption of bank stocks	8,774	3,497
Purchase of bank stocks	(9,243)	(2,611)
Proceeds from sales of premises and equipment and foreclosed assets	537	338
Purchases of premises and equipment, net	(1,049)	(869)
Net cash provided by (used in) investing activities	871	(34,340)
Cash flows from financing activities:
Net (decrease) increase in deposits	(17,012)	863
Federal Home Loan Bank advance borrowings	220,326	55,767
Federal Home Loan Bank advance repayments	(215,279)	(41,794)
Proceeds from other borrowings	3,158	970
Repayments on other borrowings	(660)	(532)
Proceeds from exercise of stock options, including excess tax benefit	129	508
Payment of dividends	(1,903)	(1,807)
Net cash (used in) provided by financing activities	(11,241)	13,975
Net decrease in cash and cash equivalents	(86)	(16,370)
Cash and cash equivalents at beginning of period	12,760	29,735
Cash and cash equivalents at end of period	$12,674	$13,365

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$2,190	$1,480
Cash paid for interest	2,315	2,417

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	94	101
Investment securities purchases not yet settled	(4,094)	(5,581)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended September 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Investments

A summary of investment securities available-for-sale is as follows:

	As of September 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,521	$44	$-	$6,565
U. S. federal agency obligations	30,125	163	(42)	30,246
Municipal obligations, tax exempt	137,208	2,104	(218)	139,094
Municipal obligations, taxable	77,963	963	(161)	78,765
Agency mortgage-backed securities	85,474	1,241	(40)	86,675
Common stocks	580	812	-	1,392
Certificates of deposit	9,699	-	-	9,699
Total	$347,570	$5,327	$(461)	$352,436

	As of December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,530	$1	$(1)	$6,530
U. S. federal agency obligations	25,983	34	(274)	25,743
Municipal obligations, tax exempt	108,752	1,937	(180)	110,509
Municipal obligations, taxable	63,728	544	(350)	63,922
Agency mortgage-backed securities	135,072	1,152	(705)	135,519
Common stocks	588	695	-	1,283
Certificates of deposit	5,425	-	-	5,425
Total	$346,078	$4,363	$(1,510)	$348,931

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2015 and December 31, 2014. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of September 30, 2015
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	7	$4,196	$(11)	$8,650	$(31)	$12,846	$(42)
Municipal obligations, tax exempt	66	21,085	(197)	3,100	(21)	24,185	(218)
Municipal obligations, taxable	29	8,365	(129)	5,620	(32)	13,985	(161)
Agency mortgage-backed securities	17	1,784	(5)	3,070	(35)	4,854	(40)
Total	119	$35,430	$(342)	$20,440	$(119)	$55,870	$(461)

		As of December 31, 2014
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$2,960	$(1)	$-	$-	$2,960	$(1)
U. S. federal agency obligations	14	7,361	(14)	11,958	(260)	19,319	(274)
Municipal obligations, tax exempt	71	13,927	(66)	7,329	(114)	21,256	(180)
Municipal obligations, taxable	74	14,797	(92)	14,827	(258)	29,624	(350)
Agency mortgage-backed securities	29	17,535	(76)	25,759	(629)	43,294	(705)
Total	189	$56,580	$(249)	$59,873	$(1,261)	$116,453	$(1,510)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of September 30, 2015, the Company did not intend to sell the securities and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of the date of the respective table.

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

The table below includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. The amortized cost and fair value of investment securities at September 30, 2015 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$11,202	$11,236
Due after one year but within five years	193,843	195,732
Due after five years but within ten years	88,699	90,564
Due after ten years	53,246	53,512
Common stocks	580	1,392
Total	$347,570	$352,436

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Sales proceeds	$11,541	$-	$30,610	$1,137

Realized gains	$206	$-	$230	$39
Realized losses	(71)	-	(349)	-
Net realized gains (losses)	$135	$-	$(119)	$39

Securities with carrying values of $182.0 million and $212.9 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at September 30, 2015 and December 31, 2014, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2015	2014

One-to-four family residential real estate	$133,282	$127,555
Construction and land	14,313	21,950
Commercial real estate	116,147	118,411
Commercial loans	63,411	59,971
Agriculture loans	67,874	64,316
Municipal loans	7,863	8,982
Consumer loans	20,006	20,044
Total gross loans	422,896	421,229
Net deferred loan costs and loans in process	(163)	281
Allowance for loan losses	(5,936)	(5,320)
Loans, net	$416,797	$416,190

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

	Three and nine months ended September 30, 2015
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at July 1, 2015	$1,325	$99	$1,539	$1,756	$1,102	$21	$176	$6,018
Charge-offs	(48)	-	-	(68)	-	-	(88)	(204)
Recoveries	3	2	-	10	-	-	7	22
Provision for loan losses	(172)	(3)	129	(113)	144	1	114	100
Balance at September 30, 2015	1,108	98	1,668	1,585	1,246	22	209	5,936

Balance at January 1, 2015	$755	$762	$1,832	$836	$915	$51	$169	$5,320
Charge-offs	(57)	-	-	(78)	-	(88)	(230)	(453)
Recoveries	8	1,721	2	13	-	-	25	1,769
Provision for loan losses	402	(2,385)	(166)	814	331	59	245	(700)
Balance at September 30, 2015	1,108	98	1,668	1,585	1,246	22	209	5,936

	Three and nine months ended September 30, 2014
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at July 1, 2014	$596	$812	$1,876	$1,034	$597	$58	$176	$5,149
Charge-offs	(3)	-	-	(12)	-	-	(81)	(96)
Recoveries	3	4	-	1	-	-	11	19
Provision for loan losses	(13)	27	(77)	203	(18)	(2)	30	150
Balance at September 30, 2014	583	843	1,799	1,226	579	56	136	5,222

Balance at January 1, 2014	$732	$1,343	$1,970	$769	$545	$47	$134	$5,540
Charge-offs	(23)	-	-	(783)	-	-	(170)	(976)
Recoveries	9	11	5	2	-	-	31	58
Provision for loan losses	(135)	(511)	(176)	1,238	34	9	141	600
Balance at September 30, 2014	583	843	1,799	1,226	579	56	136	5,222

	As of September 30, 2015
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	148	-	14	124	-	-	11	297
Collectively evaluated for loss	960	98	1,654	1,461	1,246	22	198	5,639
Total	1,108	98	1,668	1,585	1,246	22	209	5,936

Loan balances:
Individually evaluated for loss	1,642	2,825	2,086	1,100	268	630	38	8,589
Collectively evaluated for loss	131,640	11,488	114,061	62,311	67,606	7,233	19,968	414,307
Total	$133,282	$14,313	$116,147	$63,411	$67,874	$7,863	$20,006	$422,896

	As of December 31, 2014
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	287	-	17	28	5	-	12	349
Collectively evaluated for loss	468	762	1,815	808	910	51	157	4,971
Total	755	762	1,832	836	915	51	169	5,320

Loan balances:
Individually evaluated for loss	1,589	4,805	2,880	371	285	706	67	10,703
Collectively evaluated for loss	125,966	17,145	115,531	59,600	64,031	8,276	19,977	410,526
Total	$127,555	$21,950	$118,411	$59,971	$64,316	$8,982	$20,044	$421,229

The Company recorded net loan recoveries of $1.3 million during the first nine months of 2015 compared to net loan charge-offs of $918,000 during the first nine months of 2014. The net loan recoveries during 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of September 30, 2015, the Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount.

The Company’s impaired loans decreased from $10.7 million at December 31, 2014 to $8.6 million at September 30, 2015. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2015 and December 31, 2014, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the nine months ended September 30, 2015 and 2014. The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2015
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$1,642	$1,642	$612	$1,030	$148	$1,782	$-
Construction and land	4,560	2,825	2,825	-	-	3,094	68
Commercial real estate	2,086	2,086	1,992	94	14	5,212	36
Commercial loans	1,117	1,100	196	904	124	1,107	2
Agriculture loans	268	268	268	-	-	289	3
Municipal loans	630	630	630	-	-	633	14
Consumer loans	38	38	11	27	11	43	-
Total impaired loans	$10,341	$8,589	$6,534	$2,055	$297	$12,160	$123

(Dollars in thousands)	As of December 31, 2014
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$1,589	$1,589	$167	$1,422	$287	$1,611	$-
Construction and land	6,540	4,805	4,805	-	-	6,366	235
Commercial real estate	2,880	2,880	2,833	47	17	3,009	24
Commercial loans	371	371	137	234	28	393	10
Agriculture loans	285	285	146	139	5	294	-
Municipal loans	772	706	706	-	-	772	19
Consumer loans	67	67	25	42	12	75	-
Total impaired loans	$12,504	$10,703	$8,819	$1,884	$349	$12,520	$288

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. At September 30, 2015, the Company had a commercial real estate loan of $251,000 that was greater than 90 days past maturity as a renewal was being negotiated. Since the loan was adequately secured, the loan remained on accrual status. There were no loans ninety days delinquent and accruing interest at December 31, 2014. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of September 30, 2015
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	$185	$306	$-	$491	$1,639	$2,130	$131,152
Construction and land	-	-	-	-	617	617	13,696
Commercial real estate	-	-	251	251	141	392	115,755
Commercial loans	31	75	-	106	1,057	1,163	62,248
Agriculture loans	-	-	-	-	216	216	67,658
Municipal loans	-	-	-	-	-	-	7,863
Consumer loans	61	61		122	38	160	19,846
Total	$277	$442	$251	$970	$3,708	$4,678	$418,218

Percent of gross loans	0.07%	0.10%	0.06%	0.23%	0.88%	1.11%	98.89%

(Dollars in thousands)	As of December 31, 2014
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	$127	$50	$-	$177	$1,585	$1,762	$125,793
Construction and land	163	-	-	163	1,322	1,485	20,465
Commercial real estate	-	-	-	-	2,488	2,488	115,923
Commercial loans	34	-	-	34	234	268	59,703
Agriculture loans	510	1	-	511	285	796	63,520
Municipal loans	-	-	-	-	65	65	8,917
Consumer loans	128	65	-	193	67	260	19,784
Total	$962	$116	$-	$1,078	$6,046	$7,124	$414,105

Percent of gross loans	0.23%	0.03%	0.00%	0.26%	1.44%	1.69%	98.31%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2015 and 2014, would have increased interest income by $121,000 and $397,000, respectively. No interest income related to non-accrual loans was included in interest income for the nine months ended September 30, 2015 and 2014.

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

The following table provides information on the Company’s risk categories by loan class:

	As of September 30, 2015		As of December 31, 2014
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$129,735	$3,547	$123,823	$3,732
Construction and land	13,171	1,142	18,815	3,135
Commercial real estate	106,835	9,312	111,428	6,983
Commercial loans	60,082	3,329	57,122	2,849
Agriculture loans	64,919	2,955	63,101	1,215
Municipal loans	7,863	-	8,894	88
Consumer loans	19,945	61	19,977	67
Total	402,550	20,346	403,160	18,069

At September 30, 2015, the Company had ten loan relationships consisting of eighteen outstanding loans that were classified as TDRs. During the third quarter of 2015, a land loan relationship consisting of three loans totaling $1.6 million, which was previously classified as a TDR during 2012, paid off with proceeds from the sale of assets and a new loan originated at market terms on the remaining assets. During the second quarter of 2015, the Company classified a commercial loan relationship consisting of $2.1 million in real estate and land loans as a TDR after agreeing to a bankruptcy plan with the borrower. The bankruptcy plan restarted the amortization period of the loans which extended the maturities. The relationship was returned to accrual status during the third quarter of 2015 based on a satisfactory payment performance by the borrower under the revised terms of the bankruptcy plan. During the first quarter of 2015, the Company also classified a $51,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans. Since all of the loans were adequately secured, no charge-offs or impairments were recorded against the principal as of September 30, 2015. During the first quarter of 2015, a $78,000 commercial loan, which was classified as a TDR during 2014, paid off. No loan modifications were classified as TDRs during the three or nine month periods ended September 30, 2014.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. At September 30, 2015, the Company had a TDR commercial real estate loan of $251,000 that was greater than 90 days past maturity as a renewal was being negotiated. Since the loan was adequately secured, the TDR remained on accrual status. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of September 30, 2015 and 2014. At September 30, 2015, there was a commitment of $84,000 to lend additional funds on one construction and land loan classified as a TDR. The Company had no allowance recorded against loans classified as TDRs at September 30, 2015 or December 31, 2014.

The following table presents information on loans that are classified as TDRs:

	As of September 30, 2015			As of December 31, 2014
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	1	$-	$3	1	$-	$4
Construction and land	5	603	2,208	7	613	3,483
Commercial real estate	6	-	1,945	2	-	392
Commercial loans	1	-	43	2	-	137
Agriculture	3	77	52	1	146	-
Municipal loans	2	-	630	2	-	641
Total troubled debt restructurings	18	$680	$4,881	15	$759	$4,657

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2014 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first nine months of 2015 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of September 30, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,645	$(3,346)	$1,299
Lease intangible asset	350	(86)	264
Mortgage servicing rights	5,167	(2,343)	2,824
Total other intangible assets	$10,162	$(5,775)	$4,387

(Dollars in thousands)	As of December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,078	$(4,483)	$1,595
Lease intangible asset	350	(52)	298
Mortgage servicing rights	4,458	(1,981)	2,477
Total other intangible assets	$10,886	$(6,516)	$4,370

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2015 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2015	$99
2016	327
2017	289
2018	252
2019	214
Thereafter	382
Total	$1,563

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	September 30,	December 31,
	2015	2014
FHLMC	$432,100	$361,353
FHLB	14,875	18,572

Custodial escrow balances maintained in connection with serviced loans were $4.1 million and $3.2 million at September 30, 2015 and December 31, 2014, respectively. Gross service fee income related to such loans was $285,000 and $237,000 for the three months ended September 30, 2015 and 2014, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $808,000 and $696,000 for the nine months ended September 30, 2015 and 2014, respectively.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	Three months ended Sept 30,		Nine months ended Sept 30,
	2015	2014	2015	2014
Mortgage servicing rights:
Balance at beginning of period	$2,729	$2,327	$2,477	$2,377
Additions	328	292	1,038	589
Amortization	(233)	(204)	(691)	(551)
Balance at end of period	$2,824	$2,415	$2,824	$2,415

The fair value of mortgage servicing rights was $4.3 million and $3.6 million at September 30, 2015 and December 31, 2014, respectively. Fair value at September 30, 2015 was determined using discount rates ranging from 9.50% to 9.52%; prepayment speeds ranging from 4.15% to 11.09%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.23%. Fair value at December 31, 2014 was determined using discount rates ranging from 9.50% to 9.52%; prepayment speeds ranging from 4.95% to 12.05%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.27%.

The Company had a mortgage repurchase reserve of $427,000 at September 30, 2015 and December 31, 2014, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first nine months of 2015. The Company charged $19,000 of losses against the mortgage repurchase reserve and recorded a $5,000 provision to the reserve during the first nine months of 2014. As of September 30, 2015, the Company did not have any outstanding mortgage repurchase requests.

5.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2015	2014	2015	2014
Net earnings	$2,529	$2,174	$7,922	$5,950

Weighted average common shares outstanding - basic (1)	3,339,467	3,333,539	3,337,607	3,324,628
Assumed exercise of stock options (1)	109,902	59,120	101,679	47,574
Weighted average common shares outstanding - diluted (1)	3,449,369	3,392,659	3,439,286	3,372,202
Net earnings per share (1):
Basic	$0.76	$0.65	$2.37	$1.79
Diluted	$0.73	$0.64	$2.30	$1.76

(1) Share and per share values for the periods ended September 30, 2014 have been adjusted to give effect to the 5% stock dividend paid during December 2014.

The diluted earnings per share computations for the three and nine months ended September 30, 2015 and 2014 include all unexercised stock options because no stock options were anti-dilutive as of such dates.

6.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of September 30, 2015
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$6,259	$-	$-	$-	$6,259
Agency mortgage-backed securities	6,119	-	-	-	6,119
Total	$12,378	$-	$-	$-	$12,378

	As of December 31, 2014
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,246	$-	$-	$-	$5,246
Agency mortgage-backed securities	6,024	-	-	-	6,024
Total	$11,270	$-	$-	$-	$11,270

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

Fair value estimates of the Company’s financial instruments as of September 30, 2015 and December 31, 2014, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of September 30, 2015
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$12,674	$12,674	$-	$-	$12,674
Investment securities available-for-sale	352,436	7,957	344,479	-	352,436
Bank stocks, at cost	4,476	n/a	n/a	n/a	n/a
Loans, net	416,797	-	-	417,476	417,476
Loans held for sale, net	9,025	-	9,067	-	9,067
Derivative financial instruments	600	-	600	-	600
Accrued interest receivable	4,031	11	1,906	2,114	4,031

Financial liabilities:
Non-maturity deposits	$(534,441)	$(534,441)	$-	$-	(534,441)
Time deposits	(153,094)	-	(152,585)	-	(152,585)
FHLB borrowings	(48,300)	-	(50,034)	-	(50,034)
Subordinated debentures	(21,034)	-	(18,630)	-	(18,630)
Other borrowings	(14,908)	-	(14,908)	-	(14,908)
Accrued interest payable	(294)	-	(294)	-	(294)

	As of December 31, 2014
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$12,760	$12,760	$-	$-	$12,760
Investment securities available-for-sale	348,931	7,813	341,118	-	348,931
Bank stocks, at cost	4,007	n/a	n/a	n/a	n/a
Loans, net	416,190	-	-	423,318	423,318
Loans held for sale, net	10,671	-	10,726	-	10,726
Derivative financial instruments	260	-	260	-	260
Accrued interest receivable	3,670	22	1,750	1,898	3,670

Financial liabilities:
Non-maturity deposits	$(535,496)	$(535,496)	$-	$-	$(535,496)
Time deposits	(169,059)	-	(168,642)	-	(168,642)
FHLB borrowings	(43,253)	-	(45,287)	-	(45,287)
Subordinated debentures	(20,884)	-	(18,506)	-	(18,506)
Other borrowings	(12,410)	-	(12,410)	-	(12,410)
Accrued interest payable	(298)	-	(298)	-	(298)

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

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2015 or during the year ended December 31, 2014.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2015
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities
U. S. treasury securities	$6,565	$6,565	$-	$-
U. S. federal agency obligations	30,246	-	30,246	-
Municipal obligations, tax exempt	139,094	-	139,094	-
Municipal obligations, taxable	78,765	-	78,765	-
Agency mortgage-backed securities	86,675	-	86,675	-
Common stocks	1,392	1,392	-	-
Certificates of deposit	9,699	-	9,699	-
Derivative financial instruments	$600	$-	$600	$-

(Dollars in thousands)		As of December 31, 2014
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities
U. S. treasury securities	$6,530	$6,530	$-	$-
U. S. federal agency obligations	25,743	-	25,743	-
Municipal obligations, tax exempt	110,509	-	110,509	-
Municipal obligations, taxable	63,922	-	63,922	-
Agency mortgage-backed securities	135,519	-	135,519	-
Common stocks	1,283	1,283	-	-
Certificates of deposit	5,425	-	5,425	-
Derivative financial instruments	260	-	260	-

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

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $8.6 million and $10.7 million, with an allocated allowance of $297,000 and $349,000, at September 30, 2015 and December 31, 2014, respectively.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of September 30, 2015			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$882	$-	$-	$882	$67
Commercial real estate	80	-	-	80	(14)
Commercial loans	780	-	-	780	(124)
Consumer loans	16	-	-	16	(6)

		As of December 31, 2014			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$1,135	$-	$-	$1,135	$(214)
Commercial real estate	30	-	-	30	(17)
Commercial loans	206	-	-	206	(28)
Agriculture loans	134	-	-	134	(5)
Consumer loans	30	-	-	30	(5)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2015
Impaired loans:
One-to-four family residential real estate	$882	Sales comparison	Adjustment to appraised value	28%-40%
Commercial real estate	80	Sales comparison	Adjustment to appraised value	10%
Commercial loans	780	Sales comparison	Adjustment to appraised value	0%-35%
Consumer loans	16	Sales comparison	Adjustment to appraised value	0%

As of December 31, 2014
Impaired loans:
One-to-four family residential real estate	$1,135	Sales comparison	Adjustment to appraised value	10%-47%
Commercial real estate	30	Sales comparison	Adjustment to appraised value	28%
Commercial loans	206	Sales comparison	Adjustment to comparable sales	15%-60%
Agriculture	134	Sales comparison	Adjustment to appraised value	60%
Consumer loans	30	Sales comparison	Adjustment to comparable sales	20%

8.	Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2015, the Company and Bank meet all capital adequacy requirements to which they were subject at that time.

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

As of September 30, 2015 and December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2015 and December 31, 2014:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Leverage	$76,998	9.05%	$34,046	4.0%
Common Equity Tier 1 Capital	57,853	10.82%	24,064	4.5%
Tier 1 Capital	76,998	14.40%	32,086	6.0%
Total Risk Based Capital	84,548	15.81%	42,781	8.0%

As of December 31, 2014
Leverage	$67,228	8.06%	$33,377	4.0%
Tier 1 Capital	67,228	13.26%	20,282	4.0%
Total Risk Based Capital	76,864	15.16%	40,563	8.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2015 and December 31, 2014:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015
Leverage	$79,862	9.41%	$33,961	4.0%	$42,451	5.0%
Common Equity Tier 1 Capital	79,862	14.97%	24,000	4.5%	34,666	6.5%
Tier 1 Capital	79,862	14.97%	32,000	6.0%	42,666	8.0%
Total Risk Based Capital	85,948	16.12%	42,666	8.0%	53,333	10.0%

As of December 31, 2014
Leverage	$71,004	8.53%	$33,298	4.0%	$41,622	5.0%
Tier 1 Capital	71,004	14.04%	20,224	4.0%	30,336	6.0%
Total Risk Based Capital	76,901	15.21%	40,448	8.0%	50,559	10.0%

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

Summary of Results. During the third quarter of 2015, we recorded net earnings of $2.5 million, which was an increase of $355,000 from the $2.2 million of net earnings in the third quarter of 2014. The increase in net earnings during the third quarter was primarily the result of a growth in our gains on sales of loans and net interest income.

During the first nine months of 2015, we recorded net earnings of $7.9 million, which was an increase of $2.0 million from the $5.9 million of net earnings in the first nine months of 2014. The increase in net earnings was partially the result of a $1.7 million recovery on a previously charged-off construction loan, which contributed to a $700,000 negative provision for loan losses during the first nine months of 2015 compared to a $600,000 provision for loan losses during the same period of 2014. Higher net interest income and gains on sales of loans during the first nine months of 2015 also contributed to the increase in net earnings as compared to the same period of 2014.

The following table summarizes earnings and key performance measures for the periods presented.

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2015	2014	2015	2014
Net earnings:
Net earnings	$2,529	$2,174	$7,922	$5,950
Basic earnings per share (1)	$0.76	$0.65	$2.37	$1.79
Diluted earnings per share (1)	$0.73	$0.64	$2.30	$1.76
Earnings ratios:
Return on average assets (2)	1.15%	1.02%	1.22%	0.96%
Return on average equity (2)	13.12%	12.47%	14.14%	11.94%
Equity to total assets	9.12%	8.22%	9.12%	8.22%
Net interest margin (2) (3)	3.48%	3.47%	3.50%	3.48%
Dividend payout ratio	26.03%	28.36%	24.78%	30.81%

(1) Per share values for the periods ended September 30, 2014 have been adjusted to give effect to the 5% stock dividend paid during December 2014.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income of $7.2 million for the quarter ended September 30, 2015 increased $140,000, or 2.0%, as compared to the same period of 2014. Interest income on loans decreased $98,000, or 1.8%, to $5.3 million for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014, due to lower tax equivalent yields earned on loans. Our tax equivalent yield on loans decreased from 5.05% during the third quarter of 2014 to 4.92% during the third quarter of 2015. Partially offsetting the lower tax equivalent yields was an increase in our average loan balances, which increased from $425.1 million during the third quarter of 2014 to $427.0 million during the third quarter of 2015. Interest income on investment securities increased $238,000, or 14.0%, to $1.9 million for the third quarter of 2015, as compared to $1.7 million in the same period of 2014. The increase in interest income on investment securities was the result of an increase in our average balance of investment securities, which increased from $331.5 million during the third quarter of 2014 to $357.2 million during the third quarter of 2015, and an increase in our tax equivalent yield, which increased from 2.44% in the third quarter of 2014 to 2.62% during the third quarter of 2015.

Interest income of $21.7 million for the nine months ended September 30, 2015 increased $918,000, or 4.4%, as compared to the same period of 2014. Interest income on loans increased $132,000, or 0.8%, to $16.0 million for the first three quarters of 2015 compared to the first three quarters of 2014, due to higher average loan balances. Our average loan balances increased from $420.9 million during the first nine months of 2014 to $428.6 million during the same period of 2015. Partially offsetting the higher average loan balances was a decline in our tax equivalent yield on loans which decreased from 5.07% to 5.01% over the same periods. Interest income on investment securities increased $786,000, or 16.0%, to $5.7 million for the first nine months of 2015, as compared to $4.9 million in the same period of 2014. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $316.0 million during the first nine months of 2014 to $353.5 million during the first nine months of 2015. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield, which increased from 2.48% in the nine months ended September 30, 2014 to 2.58% during the same period of 2015.

Interest Expense. Interest expense during the quarter ended September 30, 2015 decreased $24,000, or 3.0%, to $773,000 as compared to the same period of 2014. Interest expense on interest-bearing deposits decreased $40,000, or 13.1%, to $265,000 for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014 primarily as a result of lower average rates on our interest-bearing deposits. Our total cost of interest-bearing deposits declined from 0.22% during the third quarter of 2014 to 0.19% during the third quarter of 2015 as a result of higher average balances in our lower-rate savings, money market and checking accounts and lower balances of higher-rate certificates of deposit. Also contributing to lower interest expense was a decrease in our average interest-bearing deposit balances from $554.3 million to $550.9 million from the third quarter of 2014 to the third quarter of 2015. For the third quarter of 2015, interest expense on borrowings increased $16,000, or 3.3%, to $508,000 as compared to the same period of 2014, due to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $72.4 million in the third quarter of 2014 to $80.8 million during the same period of 2015. Partially offsetting the increase in average outstanding borrowings was a lower average rate on our borrowings, which decreased from 2.70% in the third quarter of 2014 to 2.49% in third quarter of 2015 as we borrowed on our lower cost lines of credit.

Interest expense during the nine months ended September 30, 2015 decreased $88,000, or 3.7%, to $2.3 million as compared to the same period of 2014. Interest expense on interest-bearing deposits decreased $130,000, or 13.8%, to $815,000 for the first nine months of 2015 as compared to the same period of 2014, despite increased average balances. Our total cost of interest-bearing deposits declined from 0.23% during the first nine months of 2014 to 0.19% during the same period of 2015 as a result of higher average balances in our lower-rate savings, money market and checking accounts and lower balances of higher-rate certificates of deposit. Our average interest-bearing deposit balances increased from $551.0 million during the first nine months of 2014 to $561.4 million during the same period of 2015. For the first nine months of 2015, interest expense on borrowings increased $42,000, or 2.9%, to $1.5 million as compared to the same period of 2014, due to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $70.9 million in the first nine months of 2014 to $76.6 million during the same period of 2015. Partially offsetting the increase in average outstanding borrowings was a lower average rate on our borrowings, which decreased from 2.74% in the first nine months of 2014 to 2.61% in same period of 2015.

Net Interest Income. Net interest income was $6.4 million for the quarter ended September 30, 2015, an increase of $164,000, or 2.6%, from the third quarter of 2014. Net interest margin, on a tax equivalent basis, increased from 3.47% in the third quarter of 2014 to 3.48% in the third quarter of 2015. The increase in net interest income was primarily the result of a 3.0% increase in our average interest-earning assets from $761.8 million in the third quarter of 2014 to $784.6 million in the third quarter of 2015.

Net interest income was $19.3 million for the first nine months of 2015, an increase of $1.0 million, or 5.5%, from the same period of 2014. Net interest margin, on a tax equivalent basis, increased from 3.48% in the first nine months of 2014 to 3.50% in the same period of 2015. The increase in net interest income was primarily the result of a 5.2% increase in our average interest-earning assets from $747.1 million in the first nine months of 2014 to $785.7 million in the first nine months of 2015.

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

During the third quarter of 2015, we recorded a provision for loan losses of $100,000 compared to $150,000 in the third quarter of 2014. We recorded net loan charge-offs of $182,000 during the third quarter of 2015 compared to net loan charge-offs of $77,000 during the third quarter of 2014.

During the first nine months of 2015, we recorded a negative provision for loan losses of $700,000 compared to a provision for loan losses of $600,000 during the same period of 2014. We recorded net loan recoveries of $1.3 million during the nine months ended September 30, 2015 compared to net loan charge-offs of $918,000 during the same period of 2014. The net loan recoveries during the first nine months of 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of September 30, 2015, the Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount. The net loan recoveries in the first nine months of 2015 were the primary reason for the negative provision for loan losses during the period.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $4.5 million in the third quarter of 2015, an increase of $622,000, or 16.1%, compared to the same period of 2014, primarily as a result of a $487,000 increase in gains on sales of loans and $135,000 net gain on sales of investment securities. Gains on sales of loans increased primarily as a result of increased volumes of one-to-four family residential real estate loans originated and sold during the third quarter of 2015 as compared to the same period of 2014. The higher origination volumes were the result of adding mortgage lenders and increased refinancing demand. A net gain was recorded on sales of investment securities during the third quarter of 2015 as we sold $20.3 million of our agency mortgage-backed investment securities portfolio to reduce exposure to rising interest rates.

Total non-interest income was $12.9 million in the first nine months of 2015, an increase of $1.6 million, or 14.6%, compared to the same period of 2014. The increase in non-interest income was primarily the result of an increase of $1.7 million in gains on sales of loans. Gains on sales of loans increased primarily as a result of increased volumes of one-to-four family residential real estate loans originated and sold during the first nine months of 2015 as compared to the same period of 2014. The higher origination volumes were the result of adding mortgage lenders and increased refinancing demand. Also contributing the increase in non-interest income was a gain of $236,000 on the sale of a closed branch facility during the first nine months of 2015, which was included in other non-interest income. A net loss of $119,000 was recorded on sales of investment securities during the first nine months of 2015 as we sold $30.6 million of our agency mortgage-backed investment securities portfolio to reduce exposure to rising interest rates. During the first nine months of 2014, we recognized $39,000 in gains on sales of investment securities after selling approximately $1.1 million of municipal bonds which were identified for sale as part of the ongoing credit review of the portfolio.

Non-interest Expense. Non-interest expense increased $315,000, or 4.5%, to $7.3 million for the third quarter of 2015 compared to the third quarter of 2014. The increase in non-interest expense was primarily the result of increases of $278,000 in compensation and benefits, $83,000 in other non-interest expense and $58,000 in advertising. The higher compensation and benefits and other non-interest expense in the third quarter of 2015 primarily reflected expenses associated with the expanded mortgage banking activity while the increase in advertising expense was related to deposit-related promotions and rewards. Partially offsetting those increases were declines of $47,000 in occupancy and equipment, $30,000 in foreclosure and other real estate expense and $29,000 in federal deposit insurance premiums.

Non-interest expense increased $965,000, or 4.6%, to $21.9 million for the first nine months of 2015 compared to the first nine months of 2014. The increase in non-interest expense was primarily the result of increases of $866,000 in compensation and benefits and $320,000 in other non-interest expense. The higher compensation and benefits expense in the first nine months of 2015 primarily reflected expenses associated with the expanded mortgage banking activity while the increase in other non-interest expense reflected a $163,000 impairment of an affordable housing investment and the expanded mortgage banking activity. The affordable housing investment had a residual equity value which was determined to be impaired based upon an updated appraisal. The Company does not have any other affordable housing investments which include residual equity values. Partially offsetting those increases were declines of $124,000 in occupancy and equipment, $117,000 in professional fees and $70,000 in federal deposit insurance premiums.

Income Tax Expense. During the third quarter of 2015, we recorded income tax expense of $966,000, compared to $800,000 during the same period of 2014. Our effective tax rate increased from 26.9% in the third quarter of 2014 to 27.6% in the third quarter of 2015 as a result of higher earnings before income taxes.

During the first nine months of 2015, we recorded income tax expense of $3.2 million, compared to $2.2 million during the same period of 2014. Our effective tax rate increased from 26.7% in the first nine months of 2014 to 28.7% in the same period of 2015 as a result of higher earnings before income taxes.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, commercial real estate, commercial, agriculture, construction and land, municipal and consumer loans and the purchase of investment securities. Total assets increased to $866.9 million at September 30, 2015, compared to $863.5 million at December 31, 2014. The increase in our total assets was primarily the result of an increase in our investment securities. Investment securities increased from $348.9 million at December 31, 2014 to $352.4 million at September 30, 2015 as a result of our decision to purchase additional investment securities during the first nine months of 2015.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At September 30, 2015, our allowance for loan losses totaled $5.9 million, or 1.40% of gross loans outstanding, as compared to $5.3 million, or 1.26% of gross loans outstanding, at December 31, 2014. The allowance for loan losses increased at September 30, 2015, as compared to December 31, 2014, primarily as a result of an increase in our classified loan balances. Our acquisition of Citizens Bank, in November 2013, also impacted our allowance for loan losses to gross loans ratio as the loans were recorded at fair value and no allowance for loans was recorded on the acquisition date.

As of September 30, 2015 and December 31, 2014, approximately $20.3 million and $18.1 million, respectively, of loans were assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though the borrowers of such loans were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at September 30, 2015 and December 31, 2014, respectively.

Loans past due 30-89 days and still accruing interest totaled $719,000, or 0.17% of gross loans, at September 30, 2015 compared to $1.1 million, or 0.26% of gross loans, at December 31, 2014. Loans 90 days or more delinquent and accruing interest totaled $251,000, or 0.06% of gross loans, at September 30, 2015. There were no loans 90 days or more delinquent and accruing interest at December 31, 2014. At September 30, 2015, $3.7 million in loans were on non-accrual status, or 0.88% of gross loans, compared to $6.0 million, or 1.44% of gross loans, at December 31, 2014. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. Our impaired loans totaled $8.6 million at September 30, 2015 compared to $10.7 million at December 31, 2014. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2015 was related to TDRs that were accruing interest but still classified as impaired.

At September 30, 2015, the Company had ten loan relationships consisting of eighteen outstanding loans that were classified as TDRs. The Company classified two loan relationships during the first nine months of 2015 as TDRs. The Company classified a commercial loan relationship consisting of $2.1 million in real estate and land loans as a TDR after agreeing to a bankruptcy plan with the borrower. The bankruptcy plan restarted the amortization period of the loans which extended the maturities. The commercial loan relationship totaled $4.4 million in 2012 when the loan was placed on non-accrual status after the borrower declared bankruptcy. The outstanding balances have been partially paid down with proceeds from asset sales and cash flows from the properties securing the loans during the bankruptcy process and under the terms of the restructuring agreement. The relationship was returned to accrual status during the third quarter of 2015 based on a satisfactory payment performance by the borrower under the revised terms of the bankruptcy plan. The Company also classified a $51,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans during the first nine months of 2015. Since all of the loans were adequately secured, no charge-offs or impairments were recorded against the principal as of September 30, 2015. During the third quarter of 2015, a land loan relationship consisting of three loans totaling $1.6 million, which was previously classified as a TDR during 2012, paid off with proceeds from the sale of assets and a new loan originated at market terms on the remaining assets. During the first quarter of 2015, a $78,000 commercial loan, which was classified as a TDR during 2014, paid off. No loan modifications were classified as TDRs during the three or nine month periods ended September 30, 2014.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $17.0 million in total deposits during the first nine months of 2015, to $687.5 million at September 30, 2015, from $704.5 million at December 31, 2014. The decrease in deposits was primarily due to lower balances in money market, checking and certificates of deposit balances. The decreases were partially offset by higher balances in non-interest bearing deposits and savings accounts. Total borrowings increased $7.7 million to $84.2 million at September 30, 2015, from $76.5 million at December 31, 2014. The increase in borrowings was primarily used to offset lower deposit balances.

Non-interest-bearing deposits at September 30, 2015, were $143.3 million, or 20.8% of deposits, compared to $130.5 million, or 18.5%, at December 31, 2014. Money market and NOW deposit accounts were 45.4% of our deposit portfolio and totaled $312.0 million at September 30, 2015, compared to $330.6 million, or 46.9%, at December 31, 2014. Savings accounts increased to $79.1 million, or 11.5% of deposits, at September 30, 2015, from $74.4 million, or 10.6%, at December 31, 2014. Certificates of deposit totaled $153.1 million, or 22.3% of deposits, at September 30, 2015, compared to $169.1 million, or 24.0%, at December 31, 2014.

Certificates of deposit at September 30, 2015, scheduled to mature in one year or less, totaled $100.6 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Cash Flows. During the nine months ended September 30, 2015, our cash and cash equivalents decreased by $86,000. Our operating activities provided net cash of $10.3 million during the first nine months of 2015. Our investing activities provided net cash of $871,000 during the first nine months of 2015, primarily as a result of purchasing investment securities with funds provided by sales and maturities of investment securities over the same time period. Financing activities used net cash of $11.2 million during the first nine months of 2015, primarily as a result of decreased deposit balances which were partially offset with increased borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $365.1 million at September 30, 2015 and $361.7 million at December 31, 2014. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At September 30, 2015, we had outstanding FHLB advances of $35.0 million and $13.3 million borrowed against our line of credit with the FHLB. At September 30, 2015, we had collateral pledged to the FHLB that would allow us to borrow an additional $31.8 million, subject to FHLB credit requirements and policies. At September 30, 2015, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $16.1 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million in available credit under which we had no outstanding borrowings at September 30, 2015. At September 30, 2015, we had subordinated debentures totaling $21.0 million and other borrowings of $14.9 million, which included $12.4 million in repurchase agreements and $2.5 million on a line of credit. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2016, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, with which the Company was in compliance at September 30, 2015.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $948,000 at September 30, 2015.

At September 30, 2015, we had outstanding loan commitments, excluding standby letters of credit, of $76.6 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The Basel III Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The Basel III Rules provide banks with under $250 billion in assets with a one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of capital. The Bank made the one-time AOCI opt-out election on its first Call Report filed after January 1, 2015. As of September 30, 2015 and December 31, 2014, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of September 30, 2015, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended September 30, 2015, we paid a quarterly cash dividend of $0.19 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. This buffer is to be phased in over three years beginning in 2016. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2015. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of September 30, 2015, approximately $19.8 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	September 30, 2015			September 30, 2014
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$425	$-	0.00%	$5,111	$3	0.23%
Investment securities (1)	357,202	2,357	2.62%	331,529	2,041	2.44%
Loans receivable, net (2)	426,976	5,292	4.92%	425,121	5,409	5.05%
Total interest-earning assets	784,603	7,649	3.87%	761,761	7,453	3.88%
Non-interest-earning assets	84,800			84,024
Total	$869,403			$845,785

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$315,956	$78	0.10%	$299,874	$71	0.09%
Savings accounts	78,723	6	0.03%	73,641	5	0.03%
Time deposit	156,261	181	0.46%	180,744	229	0.50%
Total deposits	550,940	265	0.19%	554,259	305	0.22%
FHLB advances and other borrowings	80,834	508	2.49%	72,381	492	2.70%
Total interest-bearing liabilities	631,774	773	0.49%	626,640	797	0.50%
Non-interest-bearing liabilities	161,146			149,982
Stockholders' equity	76,483			69,163
Total	$869,403			$845,785

Interest rate spread (3)			3.38%			3.38%
Net interest margin (4)		$6,876	3.48%		$6,656	3.47%
Tax-equivalent interest - imputed		449			393
Net interest income		$6,427			$6,263

Ratio of average interest-earning assets to average interest-bearing liabilities			124.2%			121.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2015			September 30, 2014
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$3,623	$7	0.26%	$10,146	$19	0.25%
Investment securities (1)	353,495	6,814	2.58%	316,010	5,854	2.48%
Loans receivable, net (2)	428,596	16,062	5.01%	420,943	15,950	5.07%
Total interest-earning assets	785,714	22,883	3.89%	747,099	21,823	3.91%
Non-interest-earning assets	84,833			84,571
Total	$870,547			$831,670

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$321,951	$232	0.10%	$294,647	$210	0.10%
Savings accounts	78,419	18	0.03%	73,553	17	0.03%
Time deposit	161,064	565	0.47%	182,823	718	0.53%
Total deposits	561,434	815	0.19%	551,023	945	0.23%
FHLB advances and other borrowings	76,582	1,496	2.61%	70,894	1,454	2.74%
Total interest-bearing liabilities	638,016	2,311	0.48%	621,917	2,399	0.52%
Non-interest-bearing liabilities	157,602			143,146
Stockholders' equity	74,929			66,607
Total	$870,547			$831,670

Interest rate spread (3)			3.41%			3.39%
Net interest margin (4)		$20,572	3.50%		$19,424	3.48%
Tax-equivalent interest - imputed		1,227			1,085
Net interest income		$19,345			$18,339

Ratio of average interest-earning assets to average interest-bearing liabilities			123.1%			120.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2015 vs 2014			2015 vs 2014
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(1)	$(2)	$(3)	$(13)	$1	$(12)
Investment securities	162	154	316	716	244	960
Loans	24	(141)	(117)	321	(209)	112
Total	185	11	196	1,024	36	1,060
Interest expense:
Deposits	(2)	(38)	(40)	16	(146)	(130)
Other borrowings	48	(32)	16	103	(61)	42
Total	46	(70)	(24)	119	(207)	(88)
Net interest income	$139	$81	$220	$905	$243	$1,148

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2015, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(660)	(2.6)%
100 basis point rising	$(328)	(1.3)%
100 basis point falling	$(307)	(1.2)%
200 basis point falling	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, as well as the Basel III Rules and the effects of increases in Federal Deposit Insurance Corporation premiums.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
•	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	Cyber-attacks.
•	The effects of declines in real estate markets.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 10.1	Seventh Amendment to Revolving Credit Agreement, dated November 1, 2015, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014; (v) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 and September 30, 2014; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 13, 2015	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: November 13, 2015	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

