Form 10-K
period 2015-12-31
LANDMARK BANCORP INC
filed 2016-03-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2015

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $64.3 million. On March 10, 2016, the total number of shares of common stock outstanding was 3,574,719.

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2016, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2015 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company which was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company. As of December 31, 2015, the Company had $878.4 million in consolidated total assets.

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

Market Areas

The Bank’s primary deposit gathering and lending markets are geographically diversified with locations in central, eastern, southeast, and southwest Kansas. The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base. The Bank’s markets have not been immune to the effects of the challenging economic conditions of recent years; however, the effect has not been as severe as those experienced in some areas of the United States. To varying degrees, the Bank’s markets generally have experienced flat commercial and residential real estate values, unemployment levels above historical norms and slow growth in consumer spending. A brief description of the four geographic areas and the communities which the Bank serves is set forth below.

The central region of the Bank’s market area consists of the Bank’s locations in Auburn, Junction City, Manhattan, Osage City, Topeka and Wamego, Kansas and includes the counties of Riley, Geary, Osage, Pottawatomie and Shawnee. The economies are significantly impacted by employment at Fort Riley Military Base in Junction City and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Topeka is the capital of Kansas and strongly influenced by the government of the State of Kansas. Topeka and Manhattan are regional destinations for retail shopping as well as home to regional hospitals. Manhattan was also selected as the site of the new National Bio and Agro-Defense Facility, which is expected to have a significant impact on the regional economy as the facility is constructed and begins operations. Construction of the facility began in 2013 and is expected to be completed in five to seven years. Additionally, manufacturing and service industries also play a key role within the central Kansas market.

The Bank’s eastern Kansas branches are located in the communities of Lawrence, Lenexa, Louisburg, Osawatomie, Overland Park, Paola and Wellsville. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas. The eastern region is strongly influenced by the Kansas City metropolitan market, which is the highest growth area in the State of Kansas. The region is influenced by public and private industries and businesses of all sizes. In addition, housing growth and commercial real estate are major drivers of the region’s economy. The Citizens Bank acquisition in 2013 expanded the Bank’s presence in the eastern Kansas market with branches in the Kansas City metropolitan suburbs of Lenexa and Overland Park.

The southeast region of the Bank’s market area consists of the Bank’s locations in Fort Scott, Iola, Kincaid, Mound City and Pittsburg, Kansas. Agriculture, oil, and gas are the predominant industries in the southeast Kansas region. Both Fort Scott and Pittsburg are recognized as regional commercial centers within the southeast region of the state, which attracts small retail businesses to the region. Additionally, Pittsburg State University and Fort Scott Community College attract a number of individuals from the surrounding area to live within the communities to participate in educational programs and pursue a degree. Fort Scott is also home to a regional hospital. Additionally, manufacturing and service industries play a key role within the southeast Kansas market. This market area primarily consists of branches acquired in the Citizens Bank acquisition.

The Bank’s southwest Kansas branches are located in the communities of Dodge City in Ford County, Garden City in Finney County, Great Bend and Hoisington in Barton County and LaCrosse in Rush County. Agriculture, oil, and gas are the predominant industries in the southwest Kansas region. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small businesses, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, the Dodge City, Garden City and Great Bend communities each have a community college which attracts individuals from the surrounding areas.

Competition

The Company faces strong competition both in attracting deposits and making real estate, commercial and other loans. Its most direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas, including many larger financial institutions which have greater financial and marketing resources available to them. The ability of the Company to attract and retain deposits generally depends on its ability to provide a rate of return, service levels, liquidity and risk comparable to those offered by competing investment opportunities. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Employees

At December 31, 2015, the Bank had a total of 291 employees (274 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

Lending Activities

General. The Bank strives to provide a full range of financial products and services to small- and medium-sized businesses and to consumers in each market area it serves. The Bank targets owner-operated businesses and utilizes Small Business Administration lending as a part of its product mix. The Bank has a loan committee for each of its markets, which has authority to approve credits within established guidelines. Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Bank’s Chief Executive Officer, the Credit Risk Manager, and other senior commercial lenders or the Bank’s board of directors. When lending to an entity, the Bank generally obtains a guaranty from the principals of the entity. The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

The following is a brief description of each major category of the Bank’s lending activity.

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are priced and originated following global underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of five years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. The Bank’s one-to-four family residential real estate loan portfolio increased primarily as a result of the acquisition of Citizens Bank during 2013; however, the Bank also retained some newly originated one-to-four family residential real estate loans that met internal criteria in addition to secondary market qualifications. These are typically loans with maturities of 15 years or less. While the Bank does not intend to increase its one-to-four family residential real estate loan portfolio, the Bank slowed the runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand. However, most of the new loan originations continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and commercial real estate. Construction and land loans generally have terms of less than 18 months, and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The Bank has generally been reducing its exposure to construction and land loans over the past few years as a strategy to reduce risk. However, recently loan demand has begun to increase slightly for this type of loan.

Commercial Real Estate Lending. Commercial real estate loans, including multi-family loans, generally have amortization periods of 15 or 20 years. Commercial real estate and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank’s commercial real estate loan portfolio increased primarily as a result of the acquisition of Citizens Bank during 2013 and the Bank continues to focus on generating additional commercial real estate loan relationships as well.

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

SUPERVISION AND REGULATION

General

FDIC-insured institutions, like the Bank, as well as their holding companies and their affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Bureau of Consumer Financial Protection (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (the “Treasury”) have an impact on the business of the Company and the Bank. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of the Company and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s and the Bank’s business, the kinds and amounts of investments they may make, Bank reserve requirements, capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with insiders and affiliates and the Bank’s payment of dividends. In the last several years, the Company and the Bank have experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase.

This supervisory and regulatory framework subjects FDIC-insured institutions and their holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. Although capital has historically been one of the key measures of the financial health of banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banking organizations, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated that the Federal Reserve establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. As a consequence, the components of holding company permanent capital known as “Tier 1 Capital” were restricted to those capital instruments that were considered Tier 1 Capital for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from Tier 1 Capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as Tier 1 Capital but the Company has to comply with new capital mandates in other respects and will not be able to raise Tier 1 Capital in the future through the issuance of trust preferred securities.

The capital standards for the Company and the Bank changed on January 1, 2015 to add the requirements of Basel III, discussed below. The minimum capital standards effective prior to and including December 31, 2014 are:

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

For these purposes, “Tier 1 Capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consists primarily of Tier 1 Capital plus “Tier 2 Capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 Capital, and the Bank’s allowance for loan losses, subject to a limitation of 1.25% of risk-weighted assets. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations are balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% are applied.

The Basel International Capital Accords. The risk-based capital guidelines described above are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more).  On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Because of Dodd-Frank Act requirements, Basel III essentially layers a new set of capital standards on the previously existing Basel I standards.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1 billion which are not publically traded companies).

The Basel III Rule not only increased most of the required minimum capital ratios effective January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that qualified as Tier 1 Capital do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires minimum capital ratios beginning January 1, 2015, as follows:

•	A new ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets;
•	An increase in the minimum required amount of Tier 1 Capital to 6% of risk-weighted assets;
•	A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•	A minimum leverage ratio of Tier 1 Capital to total adjusted average quarterly assets equal to 4% in all circumstances.

Not only did the capital requirements change but the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios changed as well. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized” under the Prompt Corrective Action rules discussed below. Bank regulatory agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for such organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Moreover, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the OCC and Federal Reserve, in order to be well-capitalized, a banking organization must maintain:

•	A new Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•	A minimum ratio of Tier 1 Capital to total risk-weighted assets of 8% (6% under Basel I);
•	A minimum ratio of Total Capital to total risk-weighted assets of 10% (the same as Basel I); and
•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

In addition, banking organizations that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to:

•	7% for Common Equity Tier 1,
•	8.5% for Tier 1 Capital and
•	10.5% for Total Capital.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer.

As of December 31, 2015: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2015, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action. An FDIC-insured institution’s capital plays an important role in connection with regulatory enforcement as well. This regime applies to FDIC-insured institutions, not holding companies, and provides escalating powers to bank regulatory agencies as a bank’s capital diminishes. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring dismissal of senior executive officers or directors; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where it might not otherwise do so. The Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of its operations and such additional information regarding its operations as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Emphasis on Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. The Company has not elected to operate as a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as impacted by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.   For deposit insurance assessment purposes, an FDIC-insured institution is placed in one of four risk categories each quarter. An institution’s assessment is determined by multiplying its assessment rate by its assessment base. The total base assessment rates range from 2.5 basis points to 45 basis points. The assessment base is calculated using average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease the assessment rates, following notice and comment on proposed rulemaking.

Amendments to the Federal Deposit Insurance Act revised the assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated to be its average consolidated total assets less its average tangible equity.  This change shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act altered the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions.  In lieu of dividends, the FDIC has adopted progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%. As a consequence, premiums will decrease once the 1.15% threshold is exceeded. The FDIC has until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act also permanently established the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor.

FICO Assessments.   In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2015 was 0.60 basis points (60 cents per $100 dollars of assessable deposits).

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2015, the Bank paid supervisory assessments to the OCC totaling $219,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the institution has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more medium- and long-term funding of the assets and activities of institutions over a one-year horizon. These tests provide an incentive for institutions to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the U.S. bank regulatory agencies implemented the Basel III LCR in September 2014, which requires large financial firms to hold levels of liquid assets sufficient to protect against constraints on their funding during times of financial turmoil. While the LCR only applies to the largest banking organizations in the country, certain elements are expected to filter down to all FDIC-insured institutions. The Bank is reviewing its liquidity risk management policies in light of the LCR and NSFR.

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators, and began recommending portfolio stress testing as a sound risk management practice for community banks. Although stress tests are not officially required for banks with less than $10 billion in assets, they have become part of annual regulatory exams even for banks small enough to be officially exempted from the process. The OCC now recommends stress testing as means to identify and quantify loan portfolio risk. The Bank has already implemented stress testing.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Topeka, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2016: the first $15.2 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.2 million to $110.2 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $110.2 million, the reserve requirement is 3% up to $110.2 million plus 10% of the aggregate amount of total transaction accounts in excess of $110.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), along with anti-money laundering and bank secrecy laws (“AML-BSA”), are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification and ongoing due diligence programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation among FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2015, the Bank does not exceed these guidelines.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable bank regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Bank does not currently expect the CFPB’s rules to have a significant impact on the Company’s operations, except for higher compliance costs

Company Web site

The Company maintains a corporate Web site at www.landmarkbancorpinc.com. In addition, the Company has an investor relations link at the Bank’s corporate Web site at www.banklandmark.com. The Company makes available free of charge on or through its Web site its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of the Company’s filings with the SEC are also available from the SEC’s website (http://www.sec.gov) free of charge. Many of the Company’s policies, including its code of ethics, committee charters and other investor information, are available on the Web site. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at the address listed on the front of this Form 10-K.

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2015.

The statistical data required by Guide 3 of the Securities Act of 1933 Industry Guides is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”included in this Annual Report on Form 10-K.

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

	Years ended December 31,
	2015 vs 2014			2014 vs 2013
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(14)	$-	$(14)	$(8)	$-	$(8)
Investment securities
Taxable	113	366	479	1,082	244	1,326
Tax-exempt	919	(219)	700	640	(260)	380
Loans	304	(119)	185	4,100	103	4,203
Total	1,322	28	1,350	5,814	87	5,901
Interest expense:
Deposits	14	(178)	(164)	857	(999)	(142)
Borrowings	150	(91)	59	208	39	247
Total	164	(269)	(105)	1,065	(960)	105
Net interest income	$1,158	$297	$1,455	$4,749	$1,047	$5,796

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2015, 2014 and 2013. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2015			Year ended December 31, 2014			Year ended December 31, 2013
	Average balance	Interest	Yield/ cost	Average balance	Interest	Yield/ cost	Average balance	Interest	Yield/ cost
	(Dollars in thousands)			(Dollars in thousands)			(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$2,817	$7	0.25%	$8,266	$21	0.25%	$11,716	$29	0.25%
Investment securities
Taxable	227,161	4,577	2.01%	221,215	4,098	1.85%	162,288	2,772	1.71%
Tax-exempt (1)	126,796	4,602	3.63%	100,965	3,902	3.86%	83,287	3,523	4.23%
Loans receivable, net (2)	428,780	21,480	5.01%	422,342	21,295	5.04%	341,021	17,091	5.01%
Total interest-earning assets	785,554	30,666	3.90%	752,788	29,316	3.89%	598,312	23,415	3.91%
Non-interest-earning assets	84,831			84,468			71,010
Total	$870,385			$837,256			$669,322

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$321,184	$311	0.10%	$297,998	$282	0.09%	$222,112	$188	0.08%
Savings accounts	78,791	24	0.03%	73,743	23	0.03%	52,933	17	0.03%
Time deposit	158,172	736	0.47%	180,634	930	0.51%	167,191	1,172	0.70%
Total deposits	558,147	1,071	0.19%	552,375	1,235	0.22%	442,236	1,377	0.31%
FHLB advances and other borrowings	77,683	2,010	2.59%	71,253	1,951	2.74%	63,672	1,704	2.68%
Total interest-bearing liabilities	635,830	3,081	0.48%	623,628	3,186	0.51%	505,908	3,081	0.61%
Non-interest-bearing liabilities	158,470			145,907			99,918
Stockholders' equity	76,085			67,721			63,496
Total	$870,385			$837,256			$669,322

Interest rate spread (3)			3.42%			3.38%			3.30%
Net interest margin (4)		$27,585	3.51%		$26,130	3.47%		$20,334	3.40%
Tax equivalent interest - imputed (1) (2)		1,669			1,466			1,303
Net interest income		$25,916			$24,664			$19,031

Ratio of average interest-earning assets to average interest-bearing liabilities		123.5%			120.7%			118.3%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities issued by an individual issuer held as of December 31, 2015 were in excess of 10% of the Company’s stockholders’ equity, excluding U.S. federal agency obligations. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB. The Company’s agency mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association. The Company’s investments in certificates of deposits consists of FDIC-insured certificates of deposits with other financial institutions.

	As of December 31,
	2015	2014	2013
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$6,517	$6,530	$500
U.S. federal agency obligations	29,920	25,743	19,643
Municipal obligations tax-exempt	137,941	110,509	91,793
Municipal obligations taxable	81,890	63,922	52,472
Agency mortgage-backed securities	85,985	135,519	125,593
Common stocks	1,486	1,283	1,103
Certificates of deposits	9,699	5,425	9,142
Total available-for-sale investment securities, at fair value	$353,438	$348,931	$300,246

FHLB stock	2,483	1,996	3,240
Federal Reserve Bank stock	1,903	1,900	1,920
Correspondent bank common stock	111	111	111
Bank stocks, at cost	$4,497	$4,007	$5,271

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio, excluding common stocks, as of December 31, 2015. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2015
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$500	0.37%	$6,017	1.04%	$-	0.00%	$-	0.00%	$6,517	0.99%
U.S. federal agency obligations	513	0.52%	29,114	1.20%	293	1.89%	-	0.00%	29,920	1.20%
Municipal obligations tax-exempt	4,411	3.74%	39,591	2.75%	52,654	3.70%	41,285	4.48%	137,941	3.66%
Municipal obligations taxable	4,311	1.65%	38,477	1.86%	24,314	2.84%	14,788	3.60%	81,890	2.45%
Agency mortgage-backed securities	1,312	2.36%	69,698	2.15%	12,955	2.67%	2,020	2.10%	85,985	2.23%
Certificates of deposits	251	0.39%	9,448	1.52%	-	0.00%	-	0.00%	9,699	1.49%
Total	$11,298	2.41%	$192,345	2.01%	$90,216	3.31%	$58,093	4.17%	$351,952	2.71%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance
One-to-four family residential real estate loans	$131,930	$127,555	$125,087	$88,454	$79,108
Construction and land loans	15,043	21,950	23,776	23,435	21,672
Commercial real estate loans	118,983	118,411	119,390	88,790	93,786
Commercial loans	61,300	59,971	61,383	64,570	57,006
Agriculture loans	71,030	64,316	62,287	31,935	39,052
Municipal loans	7,635	8,982	8,846	9,857	10,366
Consumer loans	19,895	20,044	18,600	13,417	13,584
Total gross loans	425,816	421,229	419,369	320,458	314,574
Net deferred loan costs and loans in process	29	281	187	37	214
Allowance for loan losses	(5,922)	(5,320)	(5,540)	(4,581)	(4,707)
Loans, net	$419,923	$416,190	$414,016	$315,914	$310,081

Percent of total
One-to-four family residential real estate loans	31.0%	30.3%	29.8%	27.6%	25.2%
Construction and land loans	3.5%	5.2%	5.7%	7.3%	6.9%
Commercial real estate loans	27.9%	28.1%	28.5%	27.7%	29.8%
Commercial loans	14.4%	14.2%	14.6%	20.1%	18.1%
Agriculture loans	16.7%	15.3%	14.9%	10.0%	12.4%
Municipal loans	1.8%	2.1%	2.1%	3.1%	3.3%
Consumer loans	4.7%	4.8%	4.4%	4.2%	4.3%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2015. The table does not include unscheduled prepayments.

	As of December 31, 2015
	< 1 year	1-5 years	> 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$15,696	$55,703	$60,531	$131,930
Construction and land loans	8,222	4,381	2,440	15,043
Commercial real estate loans	20,159	46,631	52,193	118,983
Commercial loans	42,056	14,404	4,840	61,300
Agriculture loans	39,587	14,617	16,826	71,030
Municipal loans	644	1,153	5,838	7,635
Consumer loans	3,005	6,629	10,261	19,895
Total gross loans	$129,369	$143,518	$152,929	$425,816

The following table sets forth the dollar amount of all loans due after December 31, 2016 and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2015
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$66,589	$49,645	$116,234
Construction and land loans	5,004	1,817	6,821
Commercial real estate loans	23,517	75,307	98,824
Commercial loans	12,556	6,688	19,244
Agriculture loans	17,213	14,230	31,443
Municipal loans	6,991	-	6,991
Consumer loans	2,603	14,287	16,890
Total gross loans	$134,473	$161,974	$296,447

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). Under the original terms of the Company’s non-accrual loans as of December 31, 2015, interest earned on such loans for the years ended December 31, 2015, 2014 and 2013 would have increased interest income by $99,000, $525,000 and $511,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2015, 2014 and 2013.

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Non-accrual loans	$2,168	$6,046	$9,836	$9,108	$1,419
Accruing loans over 90 days past due	-	-	-	-	-
Non-performing investments	-	-	-	-	1,104
Real estate owned, net	1,000	255	400	2,444	2,264
Non-performing assets	$3,168	$6,301	$10,236	$11,552	$4,787

Performing TDRs	$4,669	$4,657	$6,920	$5,846	$1,071

Non-performing loans to total gross loans	0.51%	1.44%	2.35%	2.84%	0.45%
Non-performing assets to total assets	0.36%	0.73%	1.24%	1.88%	0.80%
Allowance for loan losses to non-performing loans	273.15%	87.99%	56.32%	50.30%	331.71%

The decrease in non-accrual loans during 2015 was primarily the result of a $2.0 million commercial real estate loan that returned to accrual status, the payoff of a $1.6 million land loan relationship and from transfers to other real estate. The decrease in non-accrual loans during 2014 was principally associated with a $4.0 million commercial loan relationship which was placed on non-accrual status in 2013 as the performance of the business deteriorated and the borrower agreed to sell the business. The business was liquidated in 2014 and resulted in a charge-off of $755,000, and the Bank received $3.2 million as a payoff for the credit. The increase in non-accrual loans during 2013 was primarily due to the $4.0 million commercial loan relationship which was partially offset by the return to accrual status of $1.5 million of a $2.2 million land loan that was subject to a troubled debt restructuring (“TDR”) in 2012 after a payment history was established based on the terms of the TDR. Also partially offsetting the increase in our non-accrual loan balances in 2013 was the pay down of a $1.1 million commercial loan with proceeds from the liquidation of the borrower’s assets in 2013. The remaining loan balance of $192,000 was charged off in 2013. The increase in non-accrual loans during 2012 was principally associated with the $2.2 million land loan and $1.1 million commercial loan discussed above as well as a commercial loan relationship consisting of $4.4 million in real estate and land loans, which was placed on non-accrual status after the borrower declared bankruptcy.

At December 31, 2015, the $1.0 million of real estate owned primarily consisted of residential real estate properties. The increase in real estate owned during 2015 was principally associated with obtaining the collateral securing a non-performing loan relationship. The decline in real estate owned during 2014 was principally associated with the sale of residential real estate properties. The decline in real estate owned during 2013 was principally associated with the sale of a residential subdivision development, a commercial real estate building and land previously acquired by the Bank for expansion. The increase in real estate owned during 2012 was primarily associated with $587,000 of real estate owned acquired in The Wellsville Bank acquisition. Partially offsetting the increase in 2012 was a charge of $175,000 to reflect declines in the fair value of certain real estate owned and from the sales of residential properties.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2015, the Company concluded its allowance for loan losses was adequate based on the evaluation of the loan portfolio’s probable incurred losses.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates and for the periods indicated:

	As of and for the year ending December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Balances at beginning of year	$5,320	$5,540	$4,581	$4,707	$4,967
Provision for loan losses	(700)	600	800	1,900	2,000
Charge-offs:
One-to-four family residential real estate loans	(57)	(29)	(93)	(70)	(110)
Construction and land loans	-	-	(53)	(1,749)	(1,173)
Commercial real estate loans	(13)	-	(11)	-	(434)
Commercial loans	(78)	(783)	(200)	(70)	(590)
Agriculture loans	-	-	-	-	(1)
Municipal loans	(88)	-	(65)	-	-
Consumer loans	(318)	(237)	(194)	(238)	(132)
Total charge-offs	(554)	(1,049)	(616)	(2,127)	(2,440)
Recoveries:
One-to-four family residential real estate loans	10	12	202	20	41
Construction and land loans	1,722	166	523	4	4
Commercial real estate loans	2	4	-	-	37
Commercial loans	15	2	20	12	14
Agriculture loans	73	-	-	39	35
Consumer loans	34	45	30	26	49
Total recoveries	1,856	229	775	101	180
Net recoveries (charge-offs)	1,302	(820)	159	(2,026)	(2,260)
Balances at end of year	$5,922	$5,320	$5,540	$4,581	$4,707

Allowance for loan losses to total gross loans	1.39%	1.26%	1.32%	1.43%	1.50%
Net loans charged off (recovered) to average net loans	-0.31%	0.20%	-0.05%	0.66%	0.74%

The Company recorded net loan recoveries of $1.3 million during 2015, which were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of December 31, 2015, the Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount. During 2014, we had net loan charge-offs of $820,000. The charge-offs were primarily associated with a previously identified and impaired $4.0 million commercial loan relationship. During 2013, we had net loan recoveries of $159,000, which were primarily associated with the $4.3 million construction loan noted above and recoveries on the payoff of a one-to-four family residential real estate loan which had been partially charged-off as part of a TDR in 2010. During 2012, we had net loan charge-offs of $2.0 million compared to $2.3 million during 2011. The net loan charge-offs in 2012 were primarily associated with two land loans that were the subject of TDRs, resulting in charge-offs to reduce the loans down to the market value of the collateral. In addition to the charge-off of a portion of the $4.3 million construction loan, the 2011 period also reflects a charge-off related to a previously identified and impaired commercial relationship consisting of $2.0 million in real estate and operating loans, which were charged down to market value after we acquired ownership of the property securing the loans during 2011. The commercial real estate property was sold during 2011 without incurring any further losses.

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

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate loans	$925	31.0%	$755	30.3%	$732	29.8%	$714	27.6%	$560	25.2%
Construction and land loans	77	3.5%	762	5.2%	1,343	5.7%	1,214	7.3%	928	6.9%
Commercial real estate loans	1,740	27.9%	1,832	28.1%	1,970	28.5%	1,313	27.7%	1,791	29.8%
Commercial loans	1,530	14.4%	836	14.2%	769	14.6%	707	20.1%	745	18.1%
Agriculture loans	1,428	16.7%	915	15.3%	545	14.9%	367	10.0%	433	12.4%
Municipal loans	23	1.8%	51	2.1%	47	2.1%	107	3.1%	130	3.3%
Consumer loans	199	4.7%	169	4.8%	134	4.4%	159	4.2%	120	4.3%
Total	$5,922	100.0%	$5,320	100.0%	$5,540	100.0%	$4,581	100.0%	$4,707	100.0%

In 2015, the Company adjusted the historical loss analysis within the evaluation of the allowance for loan losses. The Company previously used a twelve quarter historical loss rate calculated by loan class. The updated historical loss analysis uses a migration analysis to track historical losses by loan class and risk categories over a longer period of time. In the opinion of management, the adjusted historical loss analysis more accurately allocates estimated losses. The adjustments resulted in reclassifications of the allocated allowance among various loan classes compared to December 31, 2014. The adjustments to the historical loss analysis did not have a significant impact on the total allowance for loan losses balance as of December 31, 2014.

The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans during 2015, 2013 and 2012 was related to an increase in outstanding loan balances. The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans during 2014 was primarily related to the increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on construction and land decreased in 2015 due to lower outstanding loan balances. The allocation of the allowance for loan losses on construction and land loans decreased in 2014 primarily due to a decrease in the specific allowance related to an impaired land loan and a decrease in outstanding loan balances. The allocation of the allowance for loan losses on construction and land loans increased in 2013 and 2012 as a result of increases in loan balances and in the specific allowance related to an impaired land loan. The allocation of the allowance for loan losses on commercial real estate loans decreased in 2015 and 2014 primarily as a result of the decrease in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial real estate loans increased in 2013 as a result of higher outstanding loan balances while the 2012 decline was the result of lower outstanding loan balances. The allocation of the allowance for loan losses on commercial loans during 2015, 2014, and 2013 was related primarily to increased historical charge-offs, specific allowances on impaired loans and management’s judgment to increase the risk factors. The increase in the allocation of the allowance for loan losses on agriculture loans during 2015, 2014 and 2013 was primarily due to specific allowances on impaired loans, higher loan balances and management’s judgment to increase the risk factors. The allowance for loan losses is discussed in more detail in the “Non-performing Assets” and “Asset Quality and Distribution” sections of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2015, we believed the Company’s allowance for loan losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s probable incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated:

(Dollars in thousands)	Years ended December 31,
	2015		2014		2013
	Ave Balance	Ave Rate	Ave Balance	Ave Rate	Ave Balance	Ave Rate
Non-interest bearing demand	$145,715		$134,865		$90,964
Money market and checking	321,184	0.10%	297,998	0.09%	222,112	0.08%
Savings accounts	78,791	0.03%	73,743	0.03%	52,933	0.03%
Certificates of deposit	158,172	0.47%	180,634	0.51%	167,191	0.70%
Total	$703,862		$687,240		$533,200

The following table presents the maturities of jumbo certificates of deposit (amounts of $100,000 or more).

(Dollars in thousands)	As of December 31,
	2015	2014
Three months or less	$11,284	$17,583
Over three months through six months	8,128	13,815
Over six months through 12 months	11,325	11,821
Over 12 months	14,870	14,957
Total	$45,607	$58,176

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2015	2014	2013
Return on average assets	1.21%	0.96%	0.70%
Return on average equity	13.81%	11.89%	7.33%
Equity to total assets	9.17%	8.30%	7.56%
Dividend payout ratio	24.87%	30.25%	48.32%

VII. Short-term Borrowings

Information on short-term borrowings is excluded as the average balances of each category of short-term borrowings was less than 30 percent of stockholders’ equity at December 31, 2015, 2014 and 2013

ITEM 1A. RISK FACTORS

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

In addition, in July 2013, the U.S. federal banking authorities approved the implementation of the Basel III Rule. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). The Basel III Rule became effective on January 1, 2015, with a phase-in period through 2019 for many of the changes.

The Basel III Rule not only increased most of the required minimum regulatory capital ratios, it also introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer. The Basel III Rule also expanded the current definition of capital by establishing additional criteria that capital instruments must meet to be considered Additional Tier 1 Capital (i.e., Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that formerly qualified as Tier 1 Capital do not qualify or their qualifications changed upon the effectiveness of the Basel III Rule. However, the Basel III Rule permitted banking organizations with less than $250 billion in assets to retain, through a one-time election, the prior treatment for accumulated other comprehensive income, which previously did not affect regulatory capital. The Basel III Rule has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more, a Tier 1 Capital ratio of 8% or more, a Total Capital ratio of 10% or more, and a leverage ratio of 5% or more. Institutions must also maintain a capital conservation buffer equivalent to 2.5% of risk weighted assets of Common Equity Tier 1 Capital.

The implementation of these provisions, as well as any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. Although we are currently compliant with the Basel III Rule it may require us to invest significant management attention and resources to make any necessary changes to operations in order to continue to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although general economic conditions have improved, growth has not returned to levels experienced prior to the recent recession. In addition, international economic conditions are indicating slower growth.

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

While economic conditions in the state of Kansas and the United States have generally improved since the recession, there can be no assurance that this improvement will continue. Economic conditions in the state of Kansas and the United States may also be unfavorably impacted by international economic conditions. Such conditions could materially and adversely affect us.

Increases in FDIC insurance premiums may adversely affect our earnings.

The Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, the Bank is subject to FDIC deposit insurance assessments. We generally cannot control the amount of premiums the Bank will be required to pay for FDIC insurance. The FDIC recently increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020. Additional increases in assessment rates may be required in the future to achieve this targeted reserve ratio. In addition, higher levels of bank failures in recent years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the deposit insurance fund. The Bank may be required to pay even higher FDIC insurance premiums than the recently increased levels, or the FDIC may charge additional special assessments. Future increases of FDIC insurance premiums or special assessments could have a material adverse effect on our business, financial condition or results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered appropriate by management to absorb probable incurred loan losses in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2015 and 2014 our allowance for loan losses as a percentage of total loans was 1.39% and 1.26%, respectively, and as a percentage of total non-performing loans was 273.15% and 87.99%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb probable incurred losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $131.9 million and $127.6 million, or 31.0% and 30.3%, of our loan portfolio at December 31, 2015 and 2014, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

A decline in residential real estate market prices or home sales has the potential to adversely affect our one-to-four family residential mortgage portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.

The Bank may be required to repurchase mortgage loans in some circumstances, which could harm our liquidity, results of operations and financial condition.

When the Bank sells mortgage loans, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our sales agreements require us to repurchase mortgage loans in the event of a breach of any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. In 2015, we were obligated to repurchase five loans. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

The repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. Although this development has not meaningfully impacted our interest expense in the current low-rate, high-liquidity environment in which competition among financial institutions for deposits is generally low, if competitive pressures in the future could require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on us.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans comprised $61.3 million and $60.0 million, or 14.4% and 14.2%, of our loan portfolio at December 31, 2015 and 2014, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agriculture loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Agriculture operating loans comprised $43.6 million and $34.9 million, or 10.3% and 8.3%, of our loan portfolio at December 31, 2015 and 2014, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2015 and 2014, agricultural real estate loans totaled $27.4 million and $29.4 million, or 6.4% and 7.0% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

We may experience difficulties in managing our growth, and our growth strategy involves risks that may negatively impact our net income.

As part of our general strategy, we may acquire banks, branches and related businesses that we believe provide a strategic fit with our business. In the past, we have acquired a number of local banks and branches, and, to the extent that we grow through future acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

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

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented in the section entitled Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

We invest in tax-exempt state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2015, we had $219.8 million of municipal securities, which represented 62.2% of our total securities portfolio. With the economic crisis that began to unfold in 2008, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

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

As of December 31, 2015, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $2.2 million, or 0.51% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $3.2 million, or 0.36% of total assets. In addition, we had $1.4 million in accruing loans that were 30-89 days delinquent as of December 31, 2015.

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

Real estate lending (including commercial, construction, land and residential) is a large portion of our loan portfolio. These categories were $265.9 million, or approximately 62.4% of our total loan portfolio as of December 31, 2015, as compared to $267.9 million, or approximately 63.6%, as of December 31, 2014. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations, and those requirements recently became more onerous with the implementation of the Basel III Rule. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continuing growth. Our ability to raise additional capital is particularly important to our strategy of continual growth through acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

Our information systems may experience an interruption or breach in security and cyber-attacks, all of which could have a material adverse effect on our business.

We rely heavily on internal and outsourced technologies, communications, and information systems to conduct our business. Additionally, in the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. As our reliance on technology has increased, so have the potential risks of a technology-related operation interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of cyber-attacks (such as unauthorized access to our systems). These risks have increased for all financial institutions due to new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, that are designed to disrupt key business services, such as customer-facing web sites. In addition, it is possible that we may not be able to detect security breaches on a timely basis, or at all, which could increase the costs and risks associated with any such breach. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources. However, applying guidance from the Federal Financial Institutions Examination Council, we have analyzed and will continue to analyze security related to device specific considerations, user access topics, transaction-processing and network integrity.

We also face risks related to cyber-attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and our processors. Some of these parties have in the past been the target of security breaches and cyber-attacks. Because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. In addition, we offer our customers protection against fraud and certain losses for unauthorized use of debit cards in order to stay competitive with other financial institutions. Offering such protection exposes us to possible losses. Further cyber-attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on our business. To the extent we are involved in any future cyber-attacks or other breaches, our reputation could be affected which could also have a material adverse effect on our business, financial condition or results of operations.

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

Our $21.1 million of subordinated debentures are held by three business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our common stock.

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

From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has 29 offices in 23 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott (2), Garden City, Great Bend (2), Hoisington, Iola, Junction City, Kincaid, LaCrosse, Lawrence (2), Lenexa, Louisburg, Mound City, Osage City, Osawatomie, Overland Park, Paola, Pittsburg, Topeka (2), Wamego and Wellsville, Kansas. The Company owns its main office in Manhattan, Kansas and 25 branch offices and leases three branch offices. The Company leases one branch office in each of Iola, Topeka, and Wamego, Kansas. The Company also leases a parking lot for one of the Dodge City branch offices it owns.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject, other than ordinary routine litigation incidental to the Bank’s business. While the ultimate outcome of current legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol "LARK" since 2001. At December 31, 2015, the Company had approximately 305 owners of record and approximately 825 beneficial owners of our common stock. Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years. Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2015 and 2014.

Year ended December 31, 2015	High	Low	Cash dividends paid
First Quarter	$27.31	$19.56	$0.1810
Second Quarter	26.52	22.09	$0.1810
Third Quarter	26.48	23.33	$0.1810
Fourth Quarter	27.50	24.26	$0.1810

Year ended December 31, 2014	High	Low	Cash dividends paid
First Quarter	$18.15	$17.01	$0.1723
Second Quarter	21.75	17.08	$0.1723
Third Quarter	21.31	17.69	$0.1723
Fourth Quarter	24.48	18.82	$0.1723

The Company’s ability to pay dividends is largely dependent upon the dividends it receives from the Bank. The Company and the Bank are subject to regulatory limitations on the amount of cash dividends they may pay. See “Item 1. Business – Supervision and Regulation – Regulation and Supervision of the Company – Dividend Payments” and “Business - Supervision and Regulation – Regulation and Supervision the Bank – Dividend Payments” for a more detailed description of these limitations.

In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our then-outstanding common stock. Unless terminated earlier by resolution of the Board of Directors, the May 2008 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2015, there were 108,006 shares remaining to repurchase under the plan. The Company did not repurchase any shares during the year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$878,376	$863,470	$828,755	$614,067	$598,240
Loans, net	419,923	416,190	414,016	315,914	310,081
Investment securities	357,935	352,938	305,517	218,538	204,885
Cash and cash equivalents	13,569	12,760	29,735	14,920	17,501
Deposits	714,727	704,555	687,486	482,500	454,134
Borrowings	70,658	76,547	68,744	59,967	76,597
Stockholders’ equity	80,570	71,645	62,692	63,333	59,120

Selected Operating Data:
Interest income	28,997	27,850	22,112	22,052	22,586
Interest expense	3,081	3,186	3,081	3,910	4,659
Net interest income	25,916	24,664	19,031	18,142	17,927
Provision for loan losses	(700)	600	800	1,900	2,000
Net interest income after provision for loan losses	26,616	24,064	18,231	16,242	15,927
Non-interest income	17,010	15,071	10,705	12,443	9,015
Non-interest expense	29,206	28,060	23,535	20,504	19,954
Earnings before income taxes	14,420	11,075	5,401	8,181	4,988
Income tax expense	3,914	3,026	746	1,814	504
Net earnings	10,506	8,049	4,655	6,367	4,484
Earnings per share (1):
Basic	3.00	2.30	1.37	1.88	1.32
Diluted	2.91	2.27	1.35	1.87	1.32
Dividends per share (1)	0.72	0.69	0.66	0.63	0.60
Book value per common share outstanding (1)	22.82	20.47	18.10	18.72	17.48

Other Data:
Return on average assets	1.21%	0.96%	0.70%	1.01%	0.78%
Return on average equity	13.81%	11.89%	7.33%	10.34%	7.98%
Equity to total assets	9.17%	8.30%	7.56%	10.31%	9.88%
Net interest rate spread (2)	3.42%	3.38%	3.30%	3.36%	3.67%
Net interest margin (2)	3.51%	3.47%	3.40%	3.47%	3.77%
Non-performing assets to total assets	0.36%	0.73%	1.24%	1.88%	0.80%
Non-performing loans to total gross loans	0.51%	1.44%	2.35%	2.84%	0.45%
Allowance for loan losses to total gross loans	1.39%	1.26%	1.32%	1.43%	1.50%
Dividend payout ratio	24.87%	30.25%	48.32%	33.33%	44.72%
Number of full service banking offices	29	29	30	22	21

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2015, 2014, 2013, 2012 and 2011.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments, and certain non-interest related items, including variances in the provision for loan losses. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, federal deposit insurance costs, data processing expenses and provision for loan losses.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty eight additional branch offices in central, eastern, southeast and southwest Kansas. In August 2013, we entered into an agreement to acquire Citizens Bank. Citizens Bank had its main office in Fort Scott, Kansas and seven additional branches located in eastern Kansas. Citizens Bank, which was merged into Landmark National Bank on November 1, 2013, had approximately $195 million in assets. The results of the merger did not affect the Bank for all of 2013, and 2014 was the first full year incorporating the Citizens Bank merger in our operations and results.

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

We perform periodic and systematic detailed reviews of our lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects our estimate of the collectability of the loan portfolio. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results. Additional explanation of the methodologies used in establishing this allowance is provided in the “Asset Quality and Distribution” section.

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

We have completed several business and asset acquisitions since 2002, which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by our management. Goodwill and intangibles related to acquisitions are determined and based on purchase price allocations. The initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable tangible and intangible assets acquired and liabilities assumed. Valuation of intangible assets is generally based on the estimated cash flows related to those assets. Performing discounted cash flow analyses involves the use of estimates and assumptions. Useful lives are based on the expected future period of the benefit of the asset, the assessment of which considers various characteristics of the asset, including the historical cash flows. Due to the number of estimates involved related to the allocation of purchase price and determining the appropriate useful lives of intangible assets, we have identified purchase accounting, and the subsequent impairment testing of goodwill and intangible assets, as a critical accounting policy.

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods to determine the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value. The Company performed a step one impairment test as of December 31, 2015 by comparing the implied fair value of the Company’s single reporting unit to its carrying value. Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s step one impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

SUMMARY OF PERFORMANCE. Net earnings for 2015 increased $2.5 million, or 30.5%, to $10.5 million as compared to $8.0 million for 2014. The increase in net earnings was partially the result of a $1.7 million recovery on a previously charged-off construction loan, which contributed to a $700,000 credit provision for loan losses during 2015 compared to a $600,000 provision for loan losses during the same period of 2014. Higher net interest income and gains on sales of loans during 2015 also contributed to the increase in net earnings as compared to 2014. Gains on sales of loans increased primarily as a result of increased volumes of one-to-four family residential real estate loans originated and sold during 2015 as compared to 2014. The higher origination volumes were the result of adding mortgage lenders and increased refinancing demand.

Net interest income for 2015 increased $1.2 million to $25.9 million, or 5.1% higher than the $24.7 million recorded for 2014. Our net interest margin, on a tax equivalent basis, increased from 3.47% during 2014 to 3.51% in 2015. The growth in net interest income was primarily the result of a 4.4% increase in average interest-earning assets, from $752.8 million in 2014 to $785.6 million in 2015. With the continuing low interest rate environment, it is unlikely that we will be able to increase our net interest margin from current levels without increasing our interest-earnings assets, as we will likely have to reinvest our future cash flows into lower yielding investments and may not be able to renew our current loans at the same rates.

We distributed a 5% stock dividend for the 15th consecutive year in December 2015. All per share and average share data in this section reflect the 2015 and 2014 stock dividends.

Interest Income. Interest income for 2015 increased $1.1 million to $29.0 million, an increase of 4.1% as compared to 2014. Interest income on loans increased $216,000, or 1.0%, to $21.3 million for 2015 compared to 2014, due to higher average loan balances. Our average loan balances increased from $422.3 million during the 2014 to $428.8 million during 2015. Partially offsetting the higher average loan balances was a decline in our tax equivalent yield on loans which decreased from 5.04% to 5.01% over the same periods. Interest income on investment securities increased $931,000, or 13.9%, to $7.7 million during 2015, as compared to $6.7 million in 2014. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $322.2 million during 2014 to $354.0 million during 2015. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield, which increased from 2.48% in 2014 to 2.59% during 2015.

Interest Expense. Interest expense during 2015 decreased $105,000, or 3.3%, to $3.1 million as compared to 2014. Interest expense on interest-bearing deposits decreased $164,000, or 13.3%, to $1.1 million for 2015 as compared to 2014, despite increased average balances. Our total cost of interest-bearing deposits declined from 0.22% during 2014 to 0.19% during 2015 as a result of higher average balances in our lower-rate savings, money market and checking accounts and lower balances of higher-rate certificates of deposit. Our average interest-bearing deposit balances increased from $552.4 million during 2014 to $558.1 million during 2015. Interest expense on borrowings increased $59,000, or 3.0%, to $2.0 million during 2015 as compared 2014, due to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $71.3 million in 2014 to $77.7 million during 2015. Partially offsetting the increase in average outstanding borrowings was a lower average rate on our borrowings, which decreased from 2.74% in 2014 to 2.59% in 2015.

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

During 2015, net interest income increased $1.2 million, or 5.1%, to $25.9 million compared to $24.7 million in 2014. Our net interest margin, on a tax-equivalent basis, increased to 3.51% during 2015 from 3.47% during 2014. The increase in net interest income was primarily the result of a 4.4% increase in our average interest-earning assets from $752.8 million in 2014 to $785.6 million in 2015. We do not expect any further increases in our net interest margin in the near term, and it is possible that our net interest margin will decline in future periods, as we may be unable to increase the yield on our loans and investment securities to the extent necessary to offset higher cost of deposits and borrowings if interest rates rise.

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

During 2015, we recorded a credit provision for loan losses of $700,000 compared to a provision for loan losses of $600,000 during 2014. We recorded net loan recoveries of $1.3 million during 2015 compared to net loan charge-offs of $820,000 during 2014. The net loan recoveries during 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of December 31, 2015, the Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount. The net loan recoveries during 2015 were the primary reason for the credit provision for loan losses during the year. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income was $17.0 million in 2015, an increase of $1.9 million, or 12.9%, compared to 2014. The increase in non-interest income was primarily the result of an increase of $2.1 million in gains on sales of loans. Gains on sales of loans increased primarily as a result of increased volumes of one-to-four family residential real estate loans originated and sold during 2015 as compared to the prior year. The higher origination volumes were the result of adding mortgage lenders and increased refinancing demand. Also contributing to the increase in non-interest income was a gain of $236,000 on the sale of a closed branch facility during 2015, which was included in other non-interest income. A net loss of $119,000 was recorded on sales of investment securities during 2015 as we sold $30.6 million of our agency mortgage-backed investment securities portfolio to reduce exposure to rising interest rates. During 2014, we recognized $99,000 in gains on sales of investment securities.

Non-interest Expense. Non-interest expense increased $1.1 million, or 4.1%, to $29.2 million in 2015 compared to $28.1 million in 2014. The increase in non-interest expense was primarily the result of increases of $883,000 in compensation and benefits and $460,000 in other non-interest expense. The higher compensation and benefits expense in 2015 primarily reflected expenses associated with the expanded mortgage banking activity while the increase in other non-interest expense reflected a $163,000 impairment of an affordable housing investment and the expanded mortgage banking activity. The affordable housing investment had a residual equity value which was determined to be impaired based upon an updated appraisal. The Company does not have any other affordable housing investments which include residual equity values. Partially offsetting those increases were declines of $145,000 in occupancy and equipment and $85,000 in federal deposit insurance premiums.

INCOME TAXES. During 2015, we recorded income tax expense of $3.9 million, which constituted an effective tax rate of 27.1%, compared to an income tax expense of $3.0 million and an effective tax rate of 27.3% in 2014. The increase in tax expense during 2015 was due to a higher level of taxable income as our effective tax rate remained relatively stable.

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

Interest Expense. Interest expense during 2014 increased $105,000, or 3.4%, to $3.2 million as compared to $3.1 million for 2013. Interest expense on interest-bearing deposits decreased $142,000, or 10.3%, to $1.2 million for 2014 as compared to $1.4 million for 2013, despite increased average balances in 2014, primarily as a result of lower rates on our certificates of deposit accounts. Our total cost of interest-bearing deposits declined from 0.31% during 2013 to 0.22% during 2014 as we were able to reprice our certificates of deposit lower in the historically low interest rate environment. Our average interest-bearing deposit balances increased from $442.2 million to $552.4 million from 2013 to 2014, due primarily to the acquisition of Citizens Bank. Interest expense on borrowings during 2014 increased $247,000, or 14.5%, to $2.0 million for 2014 as compared to $1.7 million for 2013, due primarily to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $63.7 million during 2013 to $71.3 million during 2014, primarily as a result of borrowings assumed in the Citizens Bank acquisition.

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

Provision for Loan Losses. Our provision for loan losses declined $200,000 to $600,000 in 2014 as compared to $800,000 in 2013, as a result of improvements in our asset quality during 2014. During 2014, we had net loan charge-offs of $820,000 compared to net loan recoveries of $159,000 during 2013. The net loan charge-offs in 2014 were primarily associated with a previously identified and impaired commercial loan relationship, while the net loan recoveries during 2013 were primarily related to recoveries on a previously identified and impaired construction loan totaling $4.3 million, which was charged-off in 2009 and 2010 and recoveries on the payoff of a one-to-four family residential real estate loan which had been partially charged-off as part of a TDR in 2010. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

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

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$7,063	$7,393	$7,200	$7,341
Interest expense	769	769	773	770
Net interest income	6,294	6,624	6,427	6,571
Provision for loan losses	(1,000)	200	100	-
Net interest income after provision for loan losses	7,294	6,424	6,327	6,571
Non-interest income	3,763	4,682	4,476	4,089
Non-interest expense	7,111	7,443	7,308	7,344
Earnings before income taxes	3,946	3,663	3,495	3,316
Income tax expense	1,169	1,047	966	732
Net earnings	$2,777	$2,616	$2,529	$2,584
Earnings per share (1):
Basic	$0.79	$0.75	$0.72	$0.74
Diluted	$0.77	$0.73	$0.70	$0.71

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$6,805	$6,873	$7,060	$7,112
Interest expense	805	797	797	787
Net interest income	6,000	6,076	6,263	6,325
Provision for loan losses	150	300	150	-
Net interest income after provision for loan losses	5,850	5,776	6,113	6,325
Non-interest income	3,236	4,186	3,855	3,795
Non-interest expense	6,811	7,093	6,993	7,163
Earnings before income taxes	2,275	2,869	2,975	2,957
Income tax expense	576	792	801	858
Net earnings	$1,699	$2,077	$2,174	$2,099
Earnings per share (1):
Basic	$0.49	$0.59	$0.62	$0.60
Diluted	$0.48	$0.59	$0.61	$0.59

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2015 and 2014.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $878.4 million at December 31, 2015, compared to $863.5 million at December 31, 2014. The increase in our total assets was primarily the result of an increase in our investments securities, which increased from $348.9 million at December 31, 2014 to $353.4 million at December 31, 2015. Net loans, excluding loans held for sale, increased to $419.9 million at December 31, 2015 from $416.2 million at December 31, 2014.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At December 31, 2015, our allowance for loan losses totaled $5.9 million, or 1.39% of gross loans outstanding, as compared to $5.3 million, or 1.26% of gross loans outstanding, at December 31, 2014.

As of December 31, 2015 and 2014, approximately $15.3 million and $18.1 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at December 31, 2015 and 2014, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.4 million, or 0.33% of gross loans at December 31, 2015 compared to $1.1 million, or 0.26% of gross loans, at December 31, 2014. At December 31, 2015, $2.2 million of loans were on non-accrual status, or 0.51% of gross loans, compared to $6.0 million, or 1.44% of gross loans, at December 31, 2014. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at December 31, 2015 or December 31, 2014. Our impaired loans totaled $6.8 million at December 31, 2015 compared to $10.7 million at December 31, 2014. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2015 and December 31, 2014 was related to TDRs that were accruing interest but still classified as impaired.

At December 31, 2015, the Company had ten loan relationships consisting of fourteen outstanding loans that were classified as TDRs compared to ten relationships consisting of fifteen outstanding loans classified as TDRs at December 31, 2014.

During 2015, the Company classified a $2.0 million commercial real estate loan relationship as a TDR after agreeing to a bankruptcy plan with the borrower. The bankruptcy plan restarted the amortization period of the loans which extended the maturities. The commercial real estate loan relationship totaled $4.4 million in 2012 when the loans were placed on non-accrual status after the borrower declared bankruptcy. The outstanding balances have been partially paid down with proceeds from asset sales and cash flows from the properties securing the loans during the bankruptcy process and under the terms of the restructuring agreement. The relationship was returned to accrual status during 2015 based on a satisfactory payment performance by the borrower under the revised terms of the bankruptcy plan. The Company also classified a $50,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans during 2015. Since all of the loans were adequately secured, no charge-offs or impairments were recorded against the principal as of December 31, 2015. During 2015, a land loan relationship consisting of three loans totaling $1.6 million, which was previously classified as a TDR during 2012, paid off with proceeds from the sale of assets and a new loan originated at market terms on the remaining assets. Also during 2015, a $78,000 commercial loan, which was classified as a TDR during 2014, paid off.

During 2014, the Company classified a $128,000 commercial real estate loan, a $146,000 agriculture loan, and two commercial loans totaling $59,000 and $78,000, as TDRs after modifying the amortization schedule of the loans to align with the borrowers’ cash flows.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2015, we had $1.0 million of real estate owned compared to $255,000 at December 31, 2014. As of December 31, 2015, real estate owned primarily consisted of a few residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $10.2 million in total deposits during 2015, to $714.7 million at December 31, 2015, from $704.6 million at December 31, 2014. The increase in deposits was primarily due to higher non-interest bearing deposits, money market and checking accounts and savings accounts. The increases were partially offset by lower balances in certificates of deposit balances. Total borrowings decreased $5.8 million to $70.7 million at December 31, 2015, from $76.5 million at December 31, 2014.

Non-interest-bearing deposits at December 31, 2015, were $143.6 million, or 20.1% of deposits, compared to $130.5 million, or 18.5%, at December 31, 2014. Money market and checking accounts were 48.4% of our deposit portfolio and totaled $346.1 million at December 31, 2015, compared to $330.6 million, or 46.9%, at December 31, 2014. Savings accounts increased to $81.1 million, or 11.3% of deposits, at December 31, 2015, from $74.4 million, or 10.6%, at December 31, 2014. Certificates of deposit totaled $143.9 million, or 20.2% of deposits, at December 31, 2015, compared to $169.1 million, or 24.0%, at December 31, 2014.

Certificates of deposit at December 31, 2015, scheduled to mature in one year or less totaled $93.1 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2015, our cash and cash equivalents increased by $809,000. Our operating activities provided net cash of $7.0 million in 2015. Our investing activities used net cash of $8.4 million during 2015, primarily as a result of purchasing investment securities. Our financing activities provided net cash of $2.1 million during 2015, primarily as a result of an increase in deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $367.0 million at December 31, 2015 and $361.7 million at December 31, 2014. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2015, we had outstanding FHLB advances of $35.0 million and $2.6 million of borrowings against our line of credit with the FHLB. At December 31, 2015, we had collateral pledged to the FHLB that would allow us to borrow an additional $29.2 million, subject to FHLB credit requirements and policies. At December 31, 2015, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $14.8 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million in available credit under which we had no outstanding borrowings at December 31, 2015. At December 31, 2015, we had subordinated debentures totaling $21.1 million and other borrowings of $12.0 million, which consisted of repurchase agreements. At December 31, 2015, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution that matures on November 1, 2016, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2015.

OFF BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.9 million at December 31, 2015.

At December 31, 2015, we had outstanding loan commitments, excluding standby letters of credit, of $70.0 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

CAPITAL. The Federal Reserve has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under OCC regulations. The regulations provide that such standards will generally be applied on a consolidated (rather than a bank-only) basis in the case of bank holding companies other than “small bank holding companies” (generally, non-public bank holding companies with less than $1 billion in total consolidated assets).

At December 31, 2015, we maintained a leverage capital ratio of 9.43% and a total risk-based capital ratio of 15.96%. As shown by the following table, our capital exceeded the minimum capital requirements in effect at December 31, 2015 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$80,401	9.43%	$34,092	4.0%
Common Equity Tier 1 capital	60,375	11.05%	24,584	4.5%
Tier 1 capital	80,401	14.72%	32,779	6.0%
Total risk-based capital	87,214	15.96%	43,706	8.0%

At December 31, 2015, the Bank maintained a leverage ratio of 9.40% and a total risk-based capital ratio of 15.77%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2015 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$79,857	9.40%	$33,993	4.0%
Common Equity Tier 1 capital	79,857	14.66%	24,519	4.5%
Tier 1 capital	79,857	14.66%	32,692	6.0%
Total risk-based capital	85,929	15.77%	43,589	8.0%

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums, and we expect that they will allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of December 31, 2015 and 2014, we exceeded the "well capitalized" thresholds, which is the highest rating available under this capital-based rating system. With the implementation of the Basel III Rule, which became effective January 1, 2015, these capital requirements, and the related prompt correction action provisions have increased. There are no conditions or events, including the implementation of the Basel III Rule, since that notification that management believes have changed the institution’s category. We have $21.1 million in trust preferred securities which, in accordance with current capital guidelines, have been included in capital as of December 31, 2015. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2015, we paid a quarterly cash dividend of $0.181 per share to our stockholders, as adjusted to give effect to a 5% stock dividend, which we distributed for the 15th consecutive year in December 2015. The 2014 quarterly cash dividends were $0.172 per share as adjusted to give effect to a 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2015. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2015, approximately $19.5 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

EFFECTS OF INFLATION

Our consolidated financial statements and accompanying footnotes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which generally require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of our operations because our assets and liabilities are primarily monetary and interest rates have a greater impact on our performance than do the effects of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our assets and liabilities are principally financial in nature, and the resulting net interest income thereon is subject to changes in market interest rates and the mix of various assets and liabilities. Interest rates in the financial markets affect our decisions on pricing our assets and liabilities which impacts our net interest income, a significant cash flow source for us. As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity “gap” analysis. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2015 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$000's change in net interest income	% change in net interest income
200 basis point rising	$(756)	-4.7%
100 basis point rising	(393)	-1.5%
100 basis point falling	(286)	-1.1%

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

Given the historically low interest rates that have persisted for the last several years, we believe it is unlikely that interest rates will move much lower than experienced in 2015. We have been successful in meeting the interest sensitivity objectives set forth in our policy. This has been accomplished primarily by managing the assets and liabilities while maintaining our traditional high credit standards.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

("GAP" TABLE)

As of December 31, 2015

	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$19,327	$28,374	$195,282	$114,952	$357,935
Loans	85,736	135,498	182,188	30,966	434,388
Total interest-earning assets	$105,063	$163,872	$377,470	$145,918	$792,323

Interest-bearing liabilities:
Certificates of deposit	$28,348	$64,763	$50,823	$9	$143,943
Money market and checking accounts	3,653	10,958	241,278	90,217	346,106
Savings accounts	-	-	64,850	16,212	81,062
Borrowed money	36,225	-	34,433	-	70,658
Total interest-bearing liabilities	$68,226	$75,721	$391,384	$106,438	$641,769

Interest sensitivity gap per period	$36,837	$88,151	$(13,914)	$39,480	$150,554
Cumulative interest sensitivity gap	36,837	124,988	111,074	150,554

Cumulative gap as a percent of total interest-earning assets	4.65%	15.77%	14.02%	19.00%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	153.99%	186.83%	120.75%	123.46%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Act and the rules and regulations promulgated thereunder, as well as the Basel III Rule, and the effects of increases in FDIC premiums).
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve.
•	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of cyber-attacks.
•	The effects of declines in real estate markets.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in “Item 1A. Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Landmark Bancorp, Inc. and Subsidiary

Manhattan, Kansas

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landmark Bancorp, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek LLP

Oak Brook, Illinois

March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Landmark Bancorp, Inc.:

We have audited the Landmark Bancorp, Inc. and subsidiary (the “Company”) consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri
March 21, 2014

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2015	2014
Assets
Cash and cash equivalents	$13,569	$12,760
Investment securities available-for-sale, at fair value	353,438	348,931
Bank stocks, at cost	4,497	4,007
Loans, net of allowance for loans losses of $5,922 and $5,320	419,923	416,190
Loans held for sale	14,465	10,671
Premises and equipment, net	20,958	20,954
Bank owned life insurance	18,164	17,650
Goodwill	17,532	17,532
Other intangible assets, net	4,304	4,370
Real estate owned, net	1,000	255
Accrued interest and other assets	10,526	10,150
Total assets	$878,376	$863,470

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$143,616	$130,492
Money market and checking	346,106	330,580
Savings	81,062	74,424
Time	143,943	169,059
Total deposits	714,727	704,555

Federal Home Loan Bank borrowings	37,600	43,253
Subordinated debentures	21,084	20,884
Other borrowings	11,974	12,410
Accrued interest and other liabilities	12,421	10,723
Total liabilities	797,806	791,825

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 3,531,036 and 3,499,905 shares issued and outstanding at December 31, 2015 and 2014, respectively	35	33
Additional paid-in capital	45,372	40,473
Retained earnings	32,988	29,321
Accumulated other comprehensive income	2,175	1,818
Total stockholders’ equity	80,570	71,645

Total liabilities and stockholders’ equity	$878,376	$863,470

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2015	2014	2013
Interest income:
Loans:
Taxable	$21,077	$20,802	$16,699
Tax-exempt	268	328	261
Investment securities:
Taxable	4,584	4,119	2,801
Tax-exempt	3,068	2,601	2,351
Total interest income	28,997	27,850	22,112
Interest expense:
Deposits	1,071	1,235	1,377
Subordinated debentures	699	686	446
Borrowings	1,311	1,265	1,258
Total interest expense	3,081	3,186	3,081
Net interest income	25,916	24,664	19,031
Provision for loan losses	(700)	600	800
Net interest income after provision for loan losses	26,616	24,064	18,231
Non-interest income:
Fees and service charges	7,331	7,424	5,757
Gains on sales of loans, net	7,993	5,880	3,777
Increase in cash surrender value of bank owned life insurance	514	523	561
Gains (losses) on sales of investment securities, net	(119)	99	-
Other	1,291	1,145	610
Total non-interest income	17,010	15,071	10,705
Non-interest expense:
Compensation and benefits	15,230	14,347	10,578
Occupancy and equipment	4,252	4,397	3,333
Acquisition costs	-	-	1,886
Data processing	1,391	1,416	992
Amortization of intangibles	1,355	1,296	749
Professional fees	1,048	1,096	1,102
Advertising	618	534	435
Federal deposit insurance premiums	433	518	441
Foreclosure and real estate owned expense	65	102	370
Other	4,814	4,354	3,649
Total non-interest expense	29,206	28,060	23,535
Earnings before income taxes	14,420	11,075	5,401
Income tax expense	3,914	3,026	746
Net earnings	$10,506	$8,049	$4,655
Earnings per share:
Basic (1)	$3.00	$2.30	$1.37
Diluted (1)	$2.91	$2.27	$1.35

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2015, 2014 and 2013.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Net earnings	$10,506	$8,049	$4,655

Net unrealized holding gains (losses) on available-for-sale securities	437	4,445	(6,967)
Less reclassification adjustment on losses (gains) included in earnings	119	(99)	-
Net unrealized gains (losses)	556	4,346	(6,967)
Income tax effect on net gains (losses) included in earnings	(44)	37	-
Income tax effect on net unrealized holding gains (losses)	(155)	(1,639)	2,583
Other comprehensive income (loss)	357	2,744	(4,384)

Total comprehensive income	$10,863	$10,793	$271

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2013	$29	$32,223	$27,623	$3,458	$63,333
Net earnings	-	-	4,655	-	4,655
Other comprehensive loss	-	-	-	(4,384)	(4,384)
Dividends paid ($0.66 per share) (1)	-	-	(2,243)	-	(2,243)
Stock-based compensation	-	58	-	-	58
Exercise of stock options, 69,062 shares, including excess tax benefit of $29	1	1,272	-	-	1,273
5% stock dividend, 149,240 shares	1	2,847	(2,848)	-	-
Balance at December 31, 2013	31	36,400	27,187	(926)	62,692
Net earnings	-	-	8,049	-	8,049
Othe comprehensive income	-	-	-	2,744	2,744
Dividends paid ($0.69 per share) (1)	-	-	(2,415)	-	(2,415)
Stock-based compensation	-	55	-	-	55
Exercise of stock options, 34,394 shares, including excess tax benefit of $26	-	520	-	-	520
5% stock dividend, 158,444 shares	2	3,498	(3,500)	-	-
Balance at December 31, 2014	33	40,473	29,321	1,818	71,645
Net earnings	-	-	10,506	-	10,506
Other comprehensive income	-	-	-	357	357
Dividends paid ($0.72 per share) (1)	-	-	(2,547)	-	(2,547)
Stock-based compensation	-	16	-	-	16
Exercise of stock options, 30,543 shares, including excess tax benefit of $83	-	593	-	-	593
5% stock dividend, 167,250 shares	2	4,290	(4,292)	-	-
Balance at December 31, 2015	$35	$45,372	$32,988	$2,175	$80,570

(1) Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2015, 2014 and 2013.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$10,506	$8,049	$4,655
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(700)	600	800
Valuation allowance on real estate owned	9	34	135
Amortization of investment security premiums, net	1,536	1,712	1,538
Amortization of purchase accounting adjustment on loans	(542)	(495)	(53)
Amortization of purchase accounting adjustment on subordinated debentures	200	200	33
Amortization of intangibles	1,355	1,296	749
Depreciation	1,162	1,126	960
Increase in cash surrender value of bank owned life insurance	(514)	(523)	(561)
Stock-based compensation	16	55	58
Deferred income taxes	625	(103)	(418)
Net loss (gain) on investment securities	119	(99)	-
Impairment of affordable housing investment	163	-	-
Net (gain) loss on sales of premises and equipment and foreclosed assets	(244)	(32)	162
Net gains on sales of loans	(7,993)	(5,880)	(3,777)
Proceeds from sale of loans	290,731	214,100	167,207
Origination of loans held for sale	(286,532)	(211,027)	(160,661)
Changes in assets and liabilities:
Accrued interest and other assets	(2,530)	(1,201)	701
Accrued expenses and other liabilities	(329)	861	570
Net cash provided by operating activities	7,038	8,673	12,098
Cash flows from investing activities:
Net increase in loans	(3,636)	(2,640)	(3,833)
Maturities and prepayments of investment securities	55,426	43,746	43,398
Net cash received in bank acquisition	-	-	25,028
Purchases of investment securities	(89,627)	(97,963)	(89,418)
Proceeds from sale of investment securities	30,610	8,265	6,348
Redemption of bank stocks	13,412	6,053	3,203
Purchase of bank stocks	(13,902)	(4,789)	(2,671)
Proceeds from sales of premises and equipment and foreclosed assets	570	340	1,997
Purchases of premises and equipment, net	(1,223)	(1,461)	(650)
Net cash used in investing activities	(8,370)	(48,449)	(16,598)
Cash flows from financing activities:
Net increase in deposits	10,184	17,093	23,152
Federal Home Loan Bank advance borrowings	327,948	106,445	81,100
Federal Home Loan Bank advance repayments	(333,601)	(98,881)	(83,837)
Proceeds from other borrowings	3,309	4,515	-
Repayments on other borrowings	(3,745)	(4,476)	(130)
Proceeds from exercise of stock options including excess tax benefit	593	520	1,273
Payment of dividends	(2,547)	(2,415)	(2,243)
Net cash provided by financing activities	2,141	22,801	19,315
Net increase (decrease) in cash and cash equivalents	809	(16,975)	14,815
Cash and cash equivalents at beginning of year	12,760	29,735	14,920
Cash and cash equivalents at end of year	$13,569	$12,760	$29,735

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$3,390	$1,980	$800
Cash paid during the year for interest	3,092	3,223	3,156

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$1,024	$209	$250
Investment securities purchases not yet settled	$2,015	$899	$1,311

Bank acquisition:
Fair value of liabilities assumed	$-	$-	$169,333
Fair value of assets acquired	-	-	194,361

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in operation of the banks. As of December 31, 2015 and 2014, the Bank did not have a minimum reserve requirement.

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

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred loan losses in the loan portfolio. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). The evaluation of the allowance for loan losses groups loans by loan class and includes one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Management’s periodic evaluation of the appropriateness of the allowance is based on the Company’s loan loss experience known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the current level of non-performing assets, and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance.

In addition to the general component the allowance consists of a specific component. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.

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

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Real Estate Owned. Assets acquired through, or in lieu of, foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computations for 2015, 2014 and 2013 include all unexercised stock options.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2015, 2014 and 2013, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2015	2014	2013
Net earnings available to common shareholders	$10,506	$8,049	$4,655

Weighted average common shares outstanding - basic	3,507,328	3,493,240	3,400,734
Assumed exercise of stock options	104,716	59,190	51,707
Weighted average common shares outstanding - diluted	3,612,044	3,552,430	3,452,441
Earnings per share:
Basic	$3.00	$2.30	$1.37
Diluted	$2.91	$2.27	$1.35

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

(2) Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The update clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through similar legal agreement. For public entities the amendments of the update are effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. The adoption of ASU 2014-04 did not have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management is evaluating the impact of adopting ASU 2014-09.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. Upon the effective date of the update, changes in the value of the Company's common stock investments will be adjustments to the income statement. Management does not expect the remaining requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Unaudited pro forma consolidated operating results for the years ended December 31, 2013 and December 31, 2012, as if the acquisition was consummated on January 1 of that year are as follows:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2013	2012

Total interest income	$29,055	$31,661
Net earnings	6,537	8,038
Earnings per share:
Basic	1.92	2.38
Diluted	1.89	2.35

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

(4) Investment Securities

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$6,517	$1	$(1)	$6,517
U. S. federal agency obligations	30,064	43	(187)	29,920
Municipal obligations, tax exempt	135,341	2,671	(71)	137,941
Municipal obligations, taxable	81,999	472	(581)	81,890
Agency mortgage-backed securities	85,829	391	(235)	85,985
Common stocks	580	906	-	1,486
Certificates of deposit	9,699	-	-	9,699
Total	$350,029	$4,484	$(1,075)	$353,438

	As of December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$6,530	$1	$(1)	$6,530
U. S. federal agency obligations	25,983	34	(274)	25,743
Municipal obligations, tax exempt	108,752	1,937	(180)	110,509
Municipal obligations, taxable	63,728	544	(350)	63,922
Agency mortgage-backed securities	135,072	1,152	(705)	135,519
Common stocks	588	695	-	1,283
Certificates of deposit	5,425	-	-	5,425
Total	$346,078	$4,363	$(1,510)	$348,931

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2015 and 2014. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2015
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	2	$3,542	$(1)	$-	$-	$3,542	$(1)
U.S. federal agency obligations	18	23,015	(163)	1,976	(24)	24,991	(187)
Municipal obligations, tax exempt	47	11,328	(53)	2,132	(18)	13,460	(71)
Municipal obligations, taxable	105	38,605	(494)	5,068	(87)	43,673	(581)
Agency mortgage-backed securities	40	29,814	(166)	2,925	(69)	32,739	(235)
Total	212	$106,304	$(877)	$12,101	$(198)	$118,405	$(1,075)

		As of December 31, 2014
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$2,960	$(1)	$-	$-	$2,960	$(1)
U.S. federal agency obligations	14	7,361	(14)	11,958	(260)	19,319	(274)
Municipal obligations, tax exempt	71	13,927	(66)	7,329	(114)	21,256	(180)
Municipal obligations, taxable	74	14,797	(92)	14,827	(258)	29,624	(350)
Agency mortgage-backed securities	29	17,535	(76)	25,759	(629)	43,294	(705)
Total	189	$56,580	$(249)	$59,873	$(1,261)	$116,453	$(1,510)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2015, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

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

The amortized cost and fair value of investment securities at December 31, 2015 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$11,263	$11,298
Due after one year but within five years	191,976	192,345
Due after five years but within ten years	88,867	90,216
Due after ten years	57,343	58,093
Common stocks	580	1,486
Total	$350,029	$353,438

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Sales proceeds	$30,610	$8,265	$6,348

Realized gains	$230	$125	$-
Realized losses	(349)	(26)	-
Net realized (losses) gains	$(119)	$99	$-

Securities with carrying values of $171.6 million and $212.9 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2015 and 2014, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(5) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2015 was $2.5 million compared to $2.0 million at December 31, 2014. The carrying value of the FRB stock was $1.9 million at both December 31, 2015 and 2014. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2015 and 2014.

(6) Loans and Allowance for Loan Losses

Loans consist of the following:

	As of December 31,
(Dollars in thousands)	2015	2014

One-to-four family residential real estate loans	$131,930	$127,555
Construction and land loans	15,043	21,950
Commercial real estate loans	118,983	118,411
Commercial loans	61,300	59,971
Agriculture loans	71,030	64,316
Municipal loans	7,635	8,982
Consumer loans	19,895	20,044
Total gross loans	425,816	421,229
Net deferred loan costs and loans in process	29	281
Allowance for loan losses	(5,922)	(5,320)
Loans, net	$419,923	$416,190

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

(Dollars in thousands)
	Year ended December 31, 2015
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2015	$755	$762	$1,832	$836	$915	$51	$169	$5,320
Charge-offs	(57)	-	(13)	(78)	-	(88)	(318)	(554)
Recoveries	10	1,722	2	15	73	-	34	1,856
Provision for loan losses	217	(2,407)	(81)	757	440	60	314	(700)
Balance at December 31, 2015	925	77	1,740	1,530	1,428	23	199	5,922

Allowance for loan losses:
Individually evaluated for loss	78	-	-	-	-	-	10	88
Collectively evaluated for loss	847	77	1,740	1,530	1,428	23	189	5,834
Total	925	77	1,740	1,530	1,428	23	199	5,922

Loan balances:
Individually evaluated for loss	752	2,220	2,429	620	189	591	36	6,837
Collectively evaluated for loss	131,178	12,823	116,554	60,680	70,841	7,044	19,859	418,979
Total	$131,930	$15,043	$118,983	$61,300	$71,030	$7,635	$19,895	$425,816

(Dollars in thousands)
	Year ended December 31, 2014
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2014	$732	$1,343	$1,970	$769	$545	$47	$134	$5,540
Charge-offs	(29)	-	-	(783)	-	-	(237)	(1,049)
Recoveries	12	166	4	2	-	-	45	229
Provision for loan losses	40	(747)	(142)	848	370	4	227	600
Balance at December 31, 2014	755	762	1,832	836	915	51	169	5,320

Allowance for loan losses:
Individually evaluated for loss	287	-	17	28	5	-	12	349
Collectively evaluated for loss	468	762	1,815	808	910	51	157	4,971
Total	755	762	1,832	836	915	51	169	5,320

Loan balances:
Individually evaluated for loss	1,589	4,805	2,880	371	285	706	67	10,703
Collectively evaluated for loss	125,966	17,145	115,531	59,600	64,031	8,276	19,977	410,526
Total	$127,555	$21,950	$118,411	$59,971	$64,316	$8,982	$20,044	$421,229

	Year ended December 31, 2013
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2013	$714	$1,214	$1,313	$707	$367	$107	$159	$4,581
Charge-offs	(93)	(53)	(11)	(200)	-	(65)	(194)	(616)
Recoveries	202	523	-	20	-	-	30	775
Provision for loan losses	(91)	(341)	668	242	178	5	139	800
Balance at December 31, 2013	732	1,343	1,970	769	545	47	134	5,540

Allowance for loan losses:
Individually evaluated for loss	82	234	140	488	-	-	7	951
Collectively evaluated for loss	650	1,109	1,830	281	545	47	127	4,589
Total	732	1,343	1,970	769	545	47	134	5,540

Loan balances:
Individually evaluated for loss	782	8,160	2,936	4,148	-	706	24	16,756
Collectively evaluated for loss	124,305	15,616	116,454	57,235	62,287	8,140	18,576	402,613
Total	$125,087	$23,776	$119,390	$61,383	$62,287	$8,846	$18,600	$419,369

The Company’s impaired loans decreased from $10.7 million at December 31, 2014 to $6.8 million at December 31, 2015. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2015 and December 31, 2014 was related to TDRs that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis for impaired loans was immaterial during the years 2015, 2014, and 2013. The following tables present information on impaired loans:

(Dollars in thousands)
	As of December 31, 2015
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate loans	$752	$752	$408	$344	$78	$1,041	$-
Construction and land loans	3,955	2,220	2,220	-	-	2,389	88
Commercial real estate loans	2,429	2,429	2,429	-	-	2,484	175
Commercial loans	637	620	620	-	-	634	3
Agriculture loans	189	189	189	-	-	188	3
Municipal loans	591	591	591	-	-	631	19
Consumer loans	36	36	10	26	10	41	-
Total impaired loans	$8,589	$6,837	$6,467	$370	$88	$7,408	$288

	As of December 31, 2014
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate loans	$1,589	$1,589	$167	$1,422	$287	$1,611	$-
Construction and land loans	6,540	4,805	4,805	-	-	6,366	235
Commercial real estate loans	2,880	2,880	2,833	47	17	3,009	24
Commercial loans	371	371	137	234	28	393	10
Agriculture loans	285	285	146	139	5	294	-
Municipal loans	772	706	706	-	-	772	19
Consumer loans	67	67	25	42	12	75	-
Total impaired loans	$12,504	$10,703	$8,819	$1,884	$349	$12,520	$288

	As of December 31, 2013
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate loans	$782	$782	$326	$456	$82	$800	$-
Construction and land loans	9,895	8,160	6,098	2,062	234	8,383	279
Commercial real estate loans	2,936	2,936	278	2,658	140	3,046	18
Commercial loans	4,148	4,148	154	3,994	488	192	-
Agriculture loans
Municipal loans	772	706	706	-	-	772	20
Consumer loans	24	24	6	18	7	26	-
Total impaired loans	$18,557	$16,756	$7,568	$9,188	$951	$13,219	$317

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2015 or December 31, 2014. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2015
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate loans	$70	$712	$-	$782	$749	$1,531	$130,399
Construction and land loans	4	-	-	4	614	618	14,425
Commercial real estate loans	240	-	-	240	47	287	118,696
Commercial loans	90	40	-	130	583	713	60,587
Agriculture loans	174	5	-	179	139	318	70,712
Municipal loans	-	-	-	-	-	-	7,635
Consumer loans	65	2	-	67	36	103	19,792
Total	$643	$759	$-	$1,402	$2,168	$3,570	$422,246

Percent of gross loans	0.15%	0.18%	0.00%	0.33%	0.51%	0.84%	99.16%

	As of December 31, 2014
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non- accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate loans	$127	$50	$-	$177	$1,585	$1,762	$125,793
Construction and land loans	163	-	-	163	1,322	1,485	20,465
Commercial real estate loans	-	-	-	-	2,488	2,488	115,923
Commercial loans	34	-	-	34	234	268	59,703
Agriculture loans	510	1	-	511	285	796	63,520
Municipal loans	-	-	-	-	65	65	8,917
Consumer loans	128	65	-	193	67	260	19,784
Total	$962	$116	$-	$1,078	$6,046	$7,124	$414,105

Percent of gross loans	0.23%	0.03%	0.00%	0.26%	1.44%	1.69%	98.31%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2015, 2014 and 2013, would have increased interest income by $99,000, $525,000 and $511,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2015, 2014 and 2013.

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

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2015		As of December 31, 2014
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$130,575	$1,355	$123,823	$3,732
Construction and land loans	14,429	614	18,815	3,135
Commercial real estate loans	111,016	7,967	111,428	6,983
Commercial loans	58,862	2,438	57,122	2,849
Agriculture loans	68,186	2,844	63,101	1,215
Municipal loans	7,635	-	8,894	88
Consumer loans	19,839	56	19,977	67
Total	$410,542	$15,274	$403,160	$18,069

At December 31, 2015, the Company had ten loan relationships consisting of fourteen outstanding loans totaling $5.3 million that were classified as TDRs compared to ten relationships consisting of fifteen outstanding loans totaling $5.4 million that were classified as TDRs at December 31, 2014.

During 2015, the Company classified a $2.0 million commercial real estate loan relationship as a TDR after agreeing to a bankruptcy plan with the borrower. The bankruptcy plan restarted the amortization period of the loans which extended the maturities. The commercial real estate loan relationship totaled $4.4 million in 2012 when the loans were placed on non-accrual status after the borrower declared bankruptcy. The outstanding balances have been partially paid down with proceeds from asset sales and cash flows from the properties securing the loans during the bankruptcy process and under the terms of the restructuring agreement. The relationship was returned to accrual status during 2015 based on a satisfactory payment performance by the borrower under the revised terms of the bankruptcy plan. The Company also classified a $50,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans during 2015. Since all of the loans were adequately secured, no charge-offs or impairments were recorded against the principal as of December 31, 2015. During 2015, a land loan relationship consisting of three loans totaling $1.6 million, which was previously classified as a TDR during 2012, paid off with proceeds from the sale of assets and a new loan originated at market terms on the remaining assets. Also during 2015, a $78,000 commercial loan, which was classified as a TDR during 2014, paid off.

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

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of December 31, 2015, 2014 and 2013. At December 31, 2015, there was a commitment of $84,000 to lend additional funds on one construction and land loan classified as a TDR. The Company had no allowance recorded against loans classified as TDRs at December 31, 2015 or December 31, 2014.

The following table presents information on loans that were classified as TDRs:

(Dollars in thousands)
	As of December 31, 2015			As of December 31, 2014
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$55	$3	1	$-	$4
Construction and land loans	4	600	1,606	7	613	3,483
Commercial real estate loans	3	-	2,382	2	-	392
Commerical loans	1	-	37	2	-	137
Agriculture	2	-	50	1	146	-
Municipal loans	2	-	591	2	-	641
Total troubled debt restructurings	14	$655	$4,669	15	$759	$4,657

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2015 and 2014. A summary of such loans and unfunded commitments is as follows:

(Dollars in thousands)

Balance at December 31, 2014	$10,310
New loans	1,580
Repayments	(390)
Balance at December 31, 2015	$11,500

(7) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $70.0 million and $60.6 million at December 31, 2015 and 2014, respectively, and are generally at variable interest rates. Standby letters of credit totaled $1.9 million and $965,000 at December 31, 2015 and 2014, respectively.

(8) Goodwill and Intangible Assets

The Company performed its annual step one impairment test as of December 31, 2015.  The fair value of the Company’s single reporting unit was compared to the carrying value of the single reporting unit at the measurement date to determine if any impairment existed.  Based on the results of the December 31, 2015 step one impairment test, the Company concluded its goodwill was not impaired.

Core deposit intangibles with a gross carrying amount of $367,000 as of December 31, 2015 were the result of acquisitions prior to 2013. On November 1, 2013, the Company’s subsidiary, Landmark National Bank, assumed approximately $181.9 million in deposits in connection with the acquisition of Citizens Bank. The Company recorded a $1.7 million core deposit intangible asset in connection with the acquisition. The Company also recorded a lease intangible asset of $350,000 relating to the leased portion of an acquired branch. Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(855)	$1,212
Lease intangible asset	350	(98)	252
Mortgage servicing rights	5,322	(2,482)	2,840
Total other intangible assets	$7,739	$(3,435)	$4,304

	As of December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$6,078	$(4,483)	$1,595
Lease intangible asset	350	(52)	298
Mortgage servicing rights	4,458	(1,981)	2,477
Total other intangible assets	$10,886	$(6,516)	$4,370

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the years ending December 31:

(Dollars in thousands)	Amortization
expense
2016	$327
2017	289
2018	252
2018	214
2020	177
Thereafter	205
Total	$1,464

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	As of December 31,
	2015	2014
FHLMC	$444,714	$361,353
FHLB	14,039	18,572

Custodial escrow balances maintained in connection with serviced loans were $3.5 million and $3.2 million at December 31, 2015 and 2014, respectively. Gross service fee income related to such loans was $1.1 million, $939,000 and $682,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	As of December 31,
	2015	2014
Mortgage servicing rights:
Balance at beginning of year	$2,477	$2,377
Additions	1,289	846
Amortization	(926)	(746)
Balance at end of year	$2,840	$2,477

At December 31, 2015 and 2014, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $4.6 million and $3.6 million at December 31, 2015 and 2014, respectively. Fair value at December 31, 2015 was determined using discount rates ranging from 9.50% to 10.00%, prepayment speeds ranging from 5.15% to 33.78%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.23%. Fair value at December 31, 2014 was determined using discount rates ranging from 9.50% to 9.52%, prepayment speeds ranging from 5.05% to 12.04%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.25%.

The Company had a mortgage repurchase reserve of $351,000 and $427,000 at December 31, 2015 and December 31, 2014, respectively, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged $76,000 of losses against the mortgage repurchase reserve during 2015. The Company charged $46,000 of losses against the mortgage repurchase reserve and recorded a $5,000 provision to the reserve during 2014. As of December 31, 2015, the Company did not have any outstanding mortgage repurchase requests.

(9) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2015	2014
Land	Indefinite	$6,251	$6,259
Office buildings and improvements	10 - 50 years	18,352	17,686
Furniture and equipment	3 - 15 years	9,027	9,047
Automobiles	2 - 5 years	613	472
Total premises and equipment		34,243	33,464
Accumulated depreciation		(13,285)	(12,510)
Total premises and equipment, net		$20,958	$20,954

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1.2 million, $1.1 million, and $960,000, respectively, and was included in occupancy and equipment on the consolidated statements of earnings.

(10) Deposits

The following table presents the maturities of certificates of deposit at December 31, 2015:

(Dollars in thousands)
Year	Amount
2016	$93,117
2017	35,163
2018	8,948
2019	2,814
2020	3,898
Thereafter	3
Total	$143,943

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 was $10.6 million and $21.7 million, respectively.

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Time deposits	$736	$930	$1,172
Money market and checking	311	282	188
Savings	24	23	17
Total	$1,071	$1,235	$1,377

(11) Federal Home Loan Bank Borrowings

Term advances from the FHLB totaled $35.0 million at December 31, 2015 and $35.7 million at December 31, 2014. Maturities of such borrowings at December 31, 2015 and 2014 are summarized as follows:

(Dollars in thousands)	As of December 31,
	2015		2014
Year	Amount	Weighted average rates	Amount	Weighted average rates
2017	$10,000	3.64%	$10,000	3.64%
2018	25,000	3.31%	25,653	3.39%
Total	$35,000		$35,653

All of the Bank’s term advances with the FHLB have fixed rates and prepayment penalties. Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were $2.6 million of borrowings at December 31, 2015 compared to $7.6 million of borrowings as of December 31, 2014. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (0.48% at December 31, 2015).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2015 and 2014, there was a blanket pledge of loans and securities totaling $111.9 million and $108.4 million, respectively. At December 31, 2015 and 2014, the Bank’s total borrowing capacity with the FHLB was approximately $83.8 million and $73.0 million, respectively. At December 31, 2015 and 2014, the Bank’s available borrowing capacity was $29.2 million and $27.7 million, respectively. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(12) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 2.85%. The interest rate at December 31, 2015 and 2014 was 3.17% and 3.08%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 1.34%. The interest rate at December 31, 2015 and 2014 was 1.85% and 1.58%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures from First Capital as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by First Capital to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 1.62%. The interest rate at December 31, 2015 and 2014 was 2.21% and 1.87% respectively. Including the purchase accounting accretion, the effective interest rate was 6.09% at December 31, 2015 and 5.75% at December 31, 2014.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(13) Other Borrowings

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2016, with an interest rate that adjusts daily based on the prime rate less 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2015. As of December 31, 2015, the Company did not have an outstanding balance on the line of credit. The Company had an outstanding balance of $1.1 million on the line of credit at December 31, 2014.

At December 31, 2015 and 2014, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $14.8 million and $21.0 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million. As of December 31, 2015 and 2014, there were no borrowings through these correspondent bank federal funds agreements.

(14) Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances and collateral of the Company’s repurchase agreements:

Repurchase agreements are comprised of non-insured customer funds, totaling $12.0 million at December 31, 2015, and $11.3 million at December 31, 2014, which are secured by $15.7 million and $17.8 million of the Bank’s investment portfolio at the same dates, respectively.

(Dollars in thousands)	Years ended December 31,
	2015	2014
Average daily balance during the year	$11,952	$13,497
Average interest rate during the year	0.14%	0.13%
Maximum month-end balance during the year	$14,744	$15,128
Weighted average interest rate at year-end	0.13%	0.14%

	As of December 31, 2015
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,810	$-	$-	$-	$5,810
Agency mortgage-backed securities	6,164	-	-	-	6,164
Total	$11,974	$-	$-	$-	$11,974

	As of December 31, 2014
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,246	$-	$-	$-	$5,246
Agency mortgage-backed securities	6,024	-	-	-	6,024
Total	$11,270	$-	$-	$-	$11,270

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

(15) Income Taxes

Income tax expense attributable to income from operations consisted of:

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Current:
Federal	$2,858	$2,465	$1,178
State	431	664	(14)
Total current	3,289	3,129	1,164
Deferred:
Federal	641	(19)	(375)
State	(56)	(122)	(76)
Total deferred	585	(141)	(451)
Deferred tax valuation allowance	40	38	33
Income tax expense	$3,914	$3,026	$746

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Computed “expected” tax expense	$4,903	$3,766	$1,836
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(1,104)	(970)	(861)
Bank owned life insurance	(178)	(182)	(201)
Reversal of unrecognized tax benefits, net	(138)	63	(207)
State income taxes, net of federal benefit	412	320	169
Investment tax credits	(11)	(12)	(26)
Other, net	30	41	36
	$3,914	$3,026	$746

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2015	2014
Deferred tax assets:
Federal alternative minimum tax credit and low income housing credit carry forwards	$123	$1,083
Loans, including allowance for loan losses	2,614	2,392
Net operating loss carry forwards	611	571
State taxes	813	683
Acquisition costs	428	461
Intangible assets	205	294
Deferred compensation arrangements	174	189
Valuation allowance on other real estate	-	8
Investment impairments	48	48
Other, net	34	49
Total deferred tax assets	5,050	5,778

Deferred tax liabilities:
Unrealized gain on investment securities available-for-sale	1,234	1,035
Premises and equipment, net of depreciation	900	908
FHLB stock dividends	78	138
Other borrowings	193	261
Investments	2	9
Total deferred tax liabilities	2,407	2,351
Less valuation allowance	(611)	(571)
Net deferred tax asset	$2,032	$2,856

The federal alternative minimum tax credit carry forward does not expire and totaled $123,000 and $1.1 million as of December 31, 2015 and 2014, respectively. The Company has Kansas corporate net operating loss carry forwards totaling $12.6 million and $11.8 million as of December 31, 2015 and 2014, respectively, which expire between 2016 and 2025. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2015.

Retained earnings at December 31, 2015 and 2014 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2015	2014
Unrecognized tax benefits at beginning of year	$1,449	$926
Gross increases to current year tax positions	645	497
Gross increases (decreases) to prior year’s tax positions	(2)	72
Lapse of statute of limitations	(292)	(46)
Unrecognized tax benefits at end of year	$1,800	$1,449

Tax years that remain open and subject to audit include the years 2012 through 2015 for both federal and state tax purposes. The Company recognized $292,000 and $46,000 of previously unrecognized tax benefits during 2015 and 2014, respectively. The gross unrecognized tax benefits of $1.8 million and $1.4 million at December 31, 2015 and 2014, respectively, would favorably impact the effective tax rate by $1.2 million and $956,000, respectively, if recognized. During 2015 and 2014, the Company recorded $55,000 and $89,000, respectively, of income tax expense associated with interest and penalties compared to an income tax benefit of $9,000 during 2013. As of December 31, 2015 and 2014, the Company has accrued interest and penalties related to the unrecognized tax benefits of $336,000 and $281,000, respectively which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $316,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(16) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $554,000, $502,000 and $369,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Split Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. At December 31, 2015 and 2014, the liability was $37,000 and $275,000, respectively.

Deferred Compensation Agreements. The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their retirement. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under these arrangements was $639,000 and $680,000 at December 31, 2015 and 2014, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded expense associated with the deferred compensation agreements of $11,000, $33,000 and $94,000 for the years ended December 31, 2015, 2014 and 2013.

(17) Stock Compensation Plan

The Company had a stock-based employee compensation plan which allowed for the issuance of stock options and restricted common stock, the purpose of which was to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards is recognized on a straight line basis over the vesting period, which is typically four or five years. During 2011, all awards remaining available under the Company’s 2001 Stock Incentive Plan were awarded. The stock-based compensation cost related to these awards was $16,000, $55,000, and $58,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recognized tax benefits of $84,000, $15,000, and $30,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of option activity during 2015 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at January 1, 2015	344,474	$16.27	3.1 years	$1,690
Effect of 5% stock dividend	16,288
Forfeited/expired	-	$-
Exercised	(30,543)	$16.67
Outstanding at December 31, 2015	330,219	$15.43	2.2 years	$3,578
Exercisable at December 31, 2015	330,219	$15.43	2.2 years	$3,578
Vested and expected to vest at December 31, 2015	330,219	$15.43	2.2 years	$3,578

A summary of nonvested option activity during 2015 is presented below:

		Weighted
		average
		exercise
		price
	Shares	per share
Nonvested options at January 1, 2015	14,748	$13.37
Forfeited/expired	-	$-
Vested	(14,748)	$13.37
Effect of 5% stock dividend	-	$-
Nonvested options at December 31, 2015	-	$-

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Intrinsic value of options exercised (on exercise date)	$273	$186	$126
Cash received from options exercised	510	493	1,244
Excess tax benefit realized from options exercised	$83	$26	$29

As of December 31, 2015, there was no unrecognized compensation cost related to outstanding unvested options.

At the annual meeting of stockholders on May 20, 2015, our stockholders approved the 2015 Stock Incentive Plan which authorized the issuance of equity awards covering 262,500 shares of common stock. The Company has not issued any of these equity awards as of December 31, 2015.

(18) Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of December 31, 2015 and 2014, including methods and assumptions utilized, are set forth below:

	As of December 31, 2015
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,569	$13,569	$-	$-	$13,569
Investment securities available for sale	353,438	8,003	345,435	-	353,438
Bank stocks, at cost	4,497	n/a	n/a	n/a	n/a
Loans, net	419,923	-	-	420,061	420,061
Derivative financial instruments	797	-	797	-	797
Accrued interest receivable	4,002	22	2,117	1,863	4,002

Financial liabilities:
Non-maturity deposits	$(570,784)	$(570,784)	$-	$-	(570,784)
Time deposits	(143,943)	-	(142,924)	-	(142,924)
FHLB borrowings	(37,600)	-	(38,215)	-	(38,215)
Subordinated debentures	(21,084)	-	(19,051)	-	(19,051)
Other borrowings	(11,974)	-	(11,974)	-	(11,974)
Accrued interest payable	(287)	-	(287)	-	(287)

(Dollars in thousands)	As of December 31, 2014
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$12,760	$12,760	$-	$-	$12,760
Investment securities available-for-sale	348,931	7,813	341,118	-	348,931
Bank stocks, at cost	4,007	n/a	n/a	n/a	n/a
Loans, net	416,190	-	-	423,318	423,318
Loans held for sale	10,671	-	10,726	-	10,726
Derivative financial instruments	260	-	260	-	260
Accrued interest receivable	3,670	22	1,750	1,898	3,670

Financial liabilities:
Non-maturity deposits	$(535,496)	$(535,496)	$-	$-	(535,496)
Time deposits	(169,059)	-	(168,642)	-	(168,642)
FHLB borrowings	(43,253)	-	(45,287)	-	(45,287)
Subordinated debentures	(20,884)	-	(18,506)	-	(18,506)
Other borrowings	(12,410)	-	(12,410)	-	(12,410)
Accrued interest payable	(298)	-	(298)	-	(298)

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

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2015 or 2014.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2015 and 2014, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2015
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$6,517	$6,517	$-	$-
U. S. federal agency obligations	29,920	-	29,920	-
Municipal obligations, tax exempt	137,941	-	137,941	-
Municipal obligations, taxable	81,890	-	81,890	-
Agency mortgage-backed securities	85,985	-	85,985	-
Common stocks	1,486	1,486	-	-
Certificates of deposit	9,699	-	9,699	-
Derivative financial instruments	797	-	797	-

(Dollars in thousands)		As of December 31, 2014
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$6,530	$6,530	$-	$-
U. S. federal agency obligations	25,743	-	25,743	-
Municipal obligations, tax exempt	110,509	-	110,509	-
Municipal obligations, taxable	63,922	-	63,922	-
Agency mortgage-backed securities	135,519	-	135,519	-
Common stocks	1,283	1,283	-	-
Certificates of deposit	5,425	-	5,425	-
Derivative financial instruments	260	-	260	-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The loan balance of the Company’s impaired loans was $6.8 million and $10.7 million, with an allocated allowance of $88,000 and $349,000, at December 31, 2015 and 2014, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of December 31, 2015 and 2014 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of December 31, 2015			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$266	$-	$-	$266	$(137)
Consumer loans	16	-	-	16	6
Loans held for sale	14,465	-	14,465	-	(10)

		As of December 31, 2014			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$1,135	$-	$-	$1,135	$(214)
Commercial real estate	30	-	-	30	(17)
Commercial loans	206	-	-	206	(28)
Agriculture loans	134	-	-	134	(5)
Consumer loans	30	-	-	30	(5)
Real estate owned:
One-to-four family residential real estate	37	-	-	37	(25)
Commercial real estate	45	-	-	45	(9)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of December 31, 2015 and 2014.

(Dollars in thousands)
	Fair value	Valuation technique	Unboservable inputs	Range
As of December 31, 2015
Impaired loans:
One-to-four family residential real estate	$266	Sales comparison	Adjustment to appraised value	0%-40%
Consumer loans	16	Sales comparison	Adjustment to comparable sales	0%

As of December 31, 2014
Impaired loans:
One-to-four family residential real estate	$1,135	Sales comparison	Adjustment to appraised value	10%-47%
Commercial real estate	30	Sales comparison	Adjustment to appraised value	28%
Commercial loans	206	Sales comparison	Adjustment to comparable sales	15%-60%
Agriculture loans	134	Sales comparison	Adjustment to appraised value	60%
Consumer loans	30	Sales comparison	Adjustment to comparable sales	20%
Real estate owned:
One-to-four family residential real estate	37	Sales comparison	Adjustment to appraised value	10%
Commercial real estate	45	Sales comparison	Adjustment to appraised value	10%

(19) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of December 31, 2015, the Company and Bank met all capital adequacy requirements to which they were subject at that time.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. On January 1, 2015, the Company and the Bank became subject to new capital rules (the “Basel III Rule”) that implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $1.0 billion).

The Basel III Rule has maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The Basel III Rule includes a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, continues to require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and requires a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The Basel III Rule provides banks with under $250 billion in assets with a one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of capital. The Bank made the one-time accumulated other comprehensive income opt-out election on the first Call Report filed after January 1, 2015.

As of December 31, 2015 and December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2015 and 2014:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Leverage	$80,401	9.43%	$34,092	4.0%
Common Equity Tier 1 Capital	60,375	11.05%	24,584	4.5%
Tier 1 Capital	80,401	14.72%	32,779	6.0%
Total Risk Based Capital	87,214	15.96%	43,706	8.0%

As of December 31, 2014
Leverage	$67,228	8.06%	$33,377	4.0%
Tier 1 Capital	67,228	13.26%	20,282	4.0%
Total Risk Based Capital	76,864	15.16%	40,563	8.0%

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2015 and 2014:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Leverage	$79,857	9.40%	$33,993	4.0%	$42,491	5.0%
Common Equity Tier 1 Capital	79,857	14.66%	24,519	4.5%	35,416	6.5%
Tier 1 Capital	79,857	14.66%	32,692	6.0%	43,589	8.0%
Total Risk Based Capital	85,929	15.77%	43,589	8.0%	54,486	10.0%

As of December 31, 2014
Leverage	$71,004	8.53%	$33,298	4.0%	$41,622	5.0%
Tier 1 Capital	71,004	14.04%	20,224	4.0%	30,336	6.0%
Total Risk Based Capital	76,901	15.21%	40,448	8.0%	50,559	10.0%

(20) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013:

Condensed Balance Sheets

Cash and cash equivalents	$139	$19
Investment securities	1,737	1,540
Investment in Bank	99,529	91,769
Other	474	495
Total assets	$101,879	$93,823
Liabilities and stockholders' equity:
Subordinated debentures	$21,084	$20,884
Other borrowings	-	1,140
Other	225	154
Stockholders' equity	80,570	71,645
Total liabilities and stockholders' equity	$101,879	$93,823

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Dividends from Bank	$3,723	$588	$1,180
Interest income	50	31	27
Other non-interest income	7	7	7
Interest expense	(770)	(698)	(446)
Other expense, net	(297)	(307)	(309)
Earnings before equity in undistributed earnings of Bank	2,713	(379)	459
Increase in undistributed equity of Bank	7,442	8,096	3,948
Earnings before income taxes	10,155	7,717	4,407
Income tax benefit	(351)	(332)	(248)
Net earnings	10,506	8,049	4,655
Other comprehensive income (loss)	357	2,744	(4,384)
Total comprehensive income	$10,863	$10,793	$271

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$10,506	$8,049	$4,655
Increase in undistributed equity of Bank	(7,442)	(8,096)	(3,948)
Amortization of purchase accounting adjustment on subordinated debentures	200	200	33
Other	20	(22)	36
Net cash provided by operating activities	3,284	131	776

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	14	20	17
Net cash provided by investing activities	14	20	17

Cash flows from financing activities:
Proceeds from exercise of stock options	509	494	1,244
Proceeds from other borrowings	2,605	4,515	-
Repayments on other borrowings	(3,745)	(3,375)	-
Payment of dividends	(2,547)	(2,415)	(2,243)
Net cash used in financing activities	(3,178)	(781)	(999)
Net increase (decrease) in cash	120	(630)	(206)
Cash at beginning of year	19	649	855
Cash at end of year	$139	$19	$649

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2015, the Bank could distribute dividends of up to $19.5 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(21) Commitments, Contingencies and Guarantees

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) promulgated under the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K regarding directors of the Company from the sections entitled “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 18, 2016 (the “2016 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	63	Executive Chairman

Michael E. Scheopner	54	President and Chief Executive Officer

Mark A. Herpich	48	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Patrick L. Alexander	63	Executive Chairman	January 2014

Michael E. Scheopner	54	President and Chief Executive Officer	January 2014

Mark A. Herpich	48	Executive Vice President and Chief Financial Officer	October 2001

Bradly L. Chindamo	47	Executive Vice President and Credit Risk Manager	May 2013

Dean R. Thibault	64	Executive Vice President, Commercial Banking	January 2006

Mark J. Oliphant	63	Executive Vice President, Market President-Central Region	February 2013

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2016 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2015 for all equity compensation plans:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	330,219	$15.43	262,500
Equity compensation plans not approved by security holders	-	-	-
Total	330,219	$15.43	262,500

At the annual meeting of stockholders on May 20, 2015, our stockholders approved the 2015 Stock Incentive Plan which authorized the issuance of equity awards covering 262,500 shares of common stock. The Company has not issued any of these equity awards as of December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal 1 – Election of Directors,” “Corporate Governance and Board of Directors” and “Certain Relationships and Related Transactions” of the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 2 - Ratification of Crowe Chizek LLP as our Independent Registered Public Accounting Firm” of the 2016 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statements of Earnings – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013

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

SIGNATURE		TITLE

/s/ Michael E. Scheopner	March 14, 2016	President, Chief Executive Officer and Director (Principal Executive Officer)
Michael E. Scheopner	Date

/s/ Patrick L. Alexander	March 14, 2016	Executive Chairman of the Board, Director
Patrick L. Alexander	Date
/s/ Mark A. Herpich	March 14, 2016	Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Herpich	Date

/s/ Richard A. Ball	March 14, 2016	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 14, 2016	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 14, 2016	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 14, 2016	Director
Jim W. Lewis	Date

/s/ Susan E. Roepke	March 14, 2016	Director
Susan E. Roepke	Date

/s/ Wayne R. Sloan	March 14, 2016	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 14, 2016	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated August 1, 2013 among the Bank, the Company, Citizens Bank and First Capital Corporation	the registrant’s Form 8-K filed with the Commission on August 2, 2013 (SEC file no. 000-33203)
2.2	First Amendment to Agreement and Plan of Merger, dated October 31, 2013 among the Bank, Company, Citizens Bank and First Capital Corporation	the registrant’s Form 8-K filed with the Commission on November 4, 2013 (SEC file no. 000-33203)
2.3	Agreement and Plan of Merger, dated January 13, 2012 among Landmark National Bank, The Wellsville Bank and Wellsville Bancshares, Inc.	the registrant’s Form 8-K filed with the Commission on January 17, 2012 (SEC file no. 000-33203)
3.1	Amended and Restated Certificate of Incorporation	the registrant’s transition report on Form 10-K for the transition period ended December 31, 2001, filed with the Commission on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	the registrant’s report on Form 10-K for the period ended December 31, 2012, filed with the Commission on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	the registrant’s Form S-4 filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
10.1	Employment agreement effective January 1, 2014 between Patrick L. Alexander and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.2	Amendment to Employment Agreement, dated May 12, 2015, between Patrick L. Alexander and the Company and the Bank	the registrant’s Form 10-Q filed with the Commission on May 14, 2015
10.3	Employment agreement effective January 1, 2014 between Michael E. Scheopner and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.4	Employment agreement effective November 1, 2013 between Mark A. Herpich and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.5	Employment agreement effective November 1, 2013 between Dean R. Thibault and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.6	Employment agreement effective November 1, 2013 between Mark J. Oliphant and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.7	Employment agreement effective November 1, 2013 between Bradly L. Chindamo and the Company and the Bank	the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.8	Form of 2001 Landmark Bancorp, Inc. Stock Incentive Plan Option Grant Agreement	the registrant’s report on Form 10-K for the period ended December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)

10.9	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)
10.10	2001 Stock Incentive Plan	the registrant’s Form S-8 filed with the Commission on February 11, 2003 (SEC file no. 333-103091)
10.11	Revolving Credit Agreement, dated November 19, 2008 between the Company and First National Bank of Omaha	the registrant’s report on Form 10-K for the period ended December 31, 2008, filed with the Commission on March 27, 2009 (SEC file no. 000-33203)
10.12	First Amendment to Revolving Credit Agreement, dated November 18, 2009 between the Company and First National Bank of Omaha	the registrant’s report on Form 10-K for the period ended December 31, 2009 filed with the Commission on March 26, 2010 (SEC file no. 000-33203)
10.13	Second Amendment to Revolving Credit Agreement, dated November 5, 2010 between the Company and First National Bank of Omaha	the registrant’s Form 8-K filed with the Commission on November 9, 2010 (SEC file no. 000-33203)
10.14	Third Amendment to Revolving Credit Agreement, dated November 4, 2011 between the Company and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 10, 2011 (SEC file no. 000-33203)
10.15	Form of Landmark Bancorp, Inc. 2001 Stock Incentive Plan Restricted Stock Award	the registrant’s Form 8-K filed with the Commission on April 19, 2011 (SEC file no. 000-33203)
10.16	Fourth Amendment to Revolving Credit Agreement, dated November 5, 2012 between the Company and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 9, 2012 (SEC file no. 000-33203)
10.17	Fifth Amendment to Revolving Credit Agreement, dated November 5, 2013 between the Company and First National Bank of Omaha	the registrant’s Form 10-Q filed with the Commission on November 14, 2013 (SEC file no. 000-33203)
10.18	Sixth Amendment to Revolving Credit Agreement, dated November 6, 2014 between the Company and First National Bank of Omaha	The registrant’s Form 10-Q filed with the Commission on November 10, 2014 (SEC file no. 000-33203)
10.19	Seventh Amendment to Revolving Credit Agreement, dated November 1, 2015 between the Company and First National Bank of Omaha	The registrant’s Form 10-Q filed with the Commission on November 13, 2015 (SEC file no. 000-33203)
10.20	Landmark Bancorp, Inc. 2015 Stock Incentive Plan		X
13.1	Letters to Stockholders and Corporate Information included in 2015 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe Chizek LLP		X
23.2	Consent of KPMG LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements

