Form 10-Q
period 2016-03-31
LANDMARK BANCORP INC
filed 2016-05-13
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of May 12, 2016, the issuer had outstanding 3,619,261 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and cash equivalents	$9,853	$13,569
Investment securities available-for-sale, at fair value	373,633	353,438
Bank Stocks, at cost	4,137	4,497
Loans, net of allowance for loans lossees of $5,869 and $5,922	419,879	419,923
Loans held for sale, net	13,423	14,465
Premises and equipment, net	20,844	20,958
Bank owned life insurance	18,284	18,164
Goodwill	17,532	17,532
Other intangible assets, net	4,188	4,304
Real estate owned, net	310	1,000
Accrued interest and other assets	10,371	10,526
Total assets	$892,454	$878,376

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$153,234	$143,616
Money market and checking	324,683	346,106
Savings	86,646	81,062
Time	143,829	143,943
Total deposits	708,392	714,727

Federal Home Loan Bank borrowings	47,111	37,600
Subordinated debentures	21,134	21,084
Other borrowings	13,122	11,974
Accrued interest, taxes, and other liabilities	17,495	12,421
Total liabilities	807,254	797,806

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,580,826 and 3,531,036 shares issued at March 31, 2016 and December 31, 2015, respectively	36	35
Additional paid-in capital	46,312	45,372
Retained earnings	34,552	32,988
Accumulated other comprehensive income	4,300	2,175
Total stockholders’ equity	85,200	80,570

Total liabilities and stockholders’ equity	$892,454	$878,376

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2016	2015
Interest income:
Loans:
Taxable	$5,136	$5,120
Tax-exempt	66	68
Investment securities:
Taxable	1,163	1,197
Tax-exempt	809	678
Total interest income	7,174	7,063
Interest expense:
Deposits	277	278
Borrowings	493	491
Total interest expense	770	769
Net interest income	6,404	6,294
Provision for loan losses	50	(1,000)
Net interest income after provision for loan losses	6,354	7,294
Non-interest income:
Fees and service charges	1,729	1,682
Gains on sales of loans, net	1,794	1,943
Bank owned life insurance	120	122
Gains (losses) on sales of investment securities, net	12	(254)
Other	239	270
Total non-interest income	3,894	3,763

Non-interest expense:
Compensation and benefits	3,801	3,721
Occupancy and equipment	1,056	1,071
Data processing	311	347
Amortization of intangibles	337	335
Professional fees	219	234
Advertising	166	124
Federal deposit insurance premiums	110	119
Foreclosure and real estate owned expense	65	25
Other	1,097	1,135
Total non-interest expense	7,162	7,111
Earnings before income taxes	3,086	3,946
Income tax expense	809	1,169
Net earnings	$2,277	$2,777
Earnings per share:
Basic (1)	$0.64	$0.79
Diluted (1)	$0.62	$0.77
Dividends per share (1)	$0.20	$0.18

(1) Per share amounts for the period ended March 31, 2015 have been adjusted to give effect to the 5% stock dividend paid during December 2015.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2016	2015

Net earnings	$2,277	$2,777

Net unrealized holding gains on available-for-sale securities	3,390	1,913
Less reclassification adjustment for net (gains) losses included in earnings	(12)	254
Net unrealized gains	3,378	2,167
Income tax effect on net gains (losses) included in earnings	4	(94)
Income tax effect on net unrealized holding gains	(1,257)	(708)
Other comprehensive income	2,125	1,365

Total comprehensive income	$4,402	$4,142

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2015	$33	$40,473	$29,321	$1,818	$71,645
Net earnings	-	-	2,777	-	2,777
Other comprehensive income	-	-	-	1,365	1,365
Dividends paid ($0.18 per share)	-	-	(634)	-	(634)
Stock-based compensation	-	12	-	-	12
Exercise of stock options, 4,181 shares, including excess tax benefit of $5	-	79	-	-	79
Balance at March 31, 2015	$33	$40,564	$31,464	$3,183	$75,244

Balance at January 1, 2016	$35	$45,372	$32,988	$2,175	$80,570
Net earnings	-	-	2,277	-	2,277
Other comprehensive income	-	-	-	2,125	2,125
Dividends paid ($0.20 per share)	-	-	(713)	-	(713)
Exercise of stock options, 49,790 shares, including excess tax benefit of $116	1	940	-	-	941
Balance at March 31, 2016	$36	$46,312	$34,552	$4,300	$85,200

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$2,277	$2,777
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	50	(1,000)
Amortization of investment security premiums, net	382	370
Amortization of purchase accounting adjustment on loans	(2)	(118)
Amortization of purchase accounting adjustment on subordinated debentures	50	50
Amortization of intangibles	337	335
Depreciation	292	286
Increase in cash surrender value of bank owned life insurance	(120)	(122)
Stock-based compensation	-	12
Deferred income taxes	91	45
Net (gains) losses on sales of investment securities	(12)	254
Net losses (gains) on sales of foreclosed assets	60	(8)
Net gains on sales of loans	(1,794)	(1,943)
Proceeds from sales of loans	56,631	56,894
Origination of loans held for sale	(53,795)	(60,679)
Changes in assets and liabilities:
Accrued interest and other assets	(1,423)	(1,341)
Accrued expenses, taxes, and other liabilities	(2,088)	3,100
Net cash provided by (used in) operating activities	936	(1,088)
Cash flows from investing activities:
Net decrease in loans	9	145
Maturities and prepayments of investment securities	10,790	14,095
Purchases of investment securities	(22,634)	(19,986)
Proceeds from sales of investment securities	1,817	19,069
Redemption of bank stocks	1,161	1,928
Purchase of bank stocks	(801)	(1,712)
Proceeds from sales of foreclosed assets	630	65
Purchases of premises and equipment, net	(178)	(643)
Net cash (used in) provided by investing activities	(9,206)	12,961
Cash flows from financing activities:
Net (decrease) increase in deposits	(6,333)	9,187
Federal Home Loan Bank advance borrowings	46,717	37,132
Federal Home Loan Bank advance repayments	(37,206)	(45,385)
Proceeds from other borrowings	1,148	1,075
Repayments on other borrowings	-	(120)
Proceeds from exercise of stock options, including excess tax benefit	941	79
Payment of dividends	(713)	(634)
Net cash provided by financing activities	4,554	1,334
Net (decrease) increase in cash and cash equivalents	(3,716)	13,207
Cash and cash equivalents at beginning of period	13,569	12,760
Cash and cash equivalents at end of period	$9,853	$25,967

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$500	$790
Cash paid for interest	738	721

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	-	-
Investment securities purchases not yet settled	(7,160)	(3,844)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the interim period ended March 31, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,014	$30	$-	$6,044
U. S. federal agency obligations	30,030	202	(26)	30,206
Municipal obligations, tax exempt	147,788	3,365	(96)	151,057
Municipal obligations, taxable	81,879	1,441	(80)	83,240
Agency mortgage-backed securities	90,855	1,206	(47)	92,014
Common stocks	580	792	-	1,372
Certificates of deposit	9,700	-	-	9,700
Total	$366,846	$7,036	$(249)	$373,633

	As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,517	$1	$(1)	$6,517
U. S. federal agency obligations	30,064	43	(187)	29,920
Municipal obligations, tax exempt	135,341	2,671	(71)	137,941
Municipal obligations, taxable	81,999	472	(581)	81,890
Agency mortgage-backed securities	85,829	391	(235)	85,985
Common stocks	580	906	-	1,486
Certificates of deposit	9,699	-	-	9,699
Total	$350,029	$4,484	$(1,075)	$353,438

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2016 and December 31, 2015. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of March 31, 2016
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	4	$5,489	$(9)	$3,189	$(17)	$8,678	$(26)
Municipal obligations, tax exempt	45	14,384	(91)	923	(5)	15,307	(96)
Municipal obligations, taxable	20	6,077	(29)	4,690	(51)	10,767	(80)
Agency mortgage-backed securities	20	5,295	(13)	2,697	(34)	7,992	(47)
Total	89	$31,245	$(142)	$11,499	$(107)	$42,744	$(249)

		As of December 31, 2015
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	2	$3,542	$(1)	$-	$-	$3,542	$(1)
U. S. federal agency obligations	18	23,015	(163)	1,976	(24)	24,991	(187)
Municipal obligations, tax exempt	47	11,328	(53)	2,132	(18)	13,460	(71)
Municipal obligations, taxable	105	38,605	(494)	5,068	(87)	43,673	(581)
Agency mortgage-backed securities	40	29,814	(166)	2,925	(69)	32,739	(235)
Total	212	$106,304	$(877)	$12,101	$(198)	$118,405	$(1,075)

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of the March 31, 2016 and December 31, 2015.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2016, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of the March 31, 2016 and December 31, 2015.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of the March 31, 2016 and December 31, 2015.

The table below sets forth amortized cost and fair value of investment securities at March 31, 2016. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$14,272	$14,331
Due after one year but within five years	188,060	189,870
Due after five years but within ten years	90,495	92,970
Due after ten years	73,439	75,090
Common stocks	580	1,372
Total	$366,846	$373,633

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Three months ended March 31,
	2016	2015

Sales proceeds	$1,817	$19,069

Realized gains	$16	$24
Realized losses	(4)	(278)
Net realized gains (losses)	$12	$(254)

Securities with carrying values of $187.2 million and $171.6 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at March 31, 2016 and December 31, 2015, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2016	2015

One-to-four family residential real estate	$132,321	$131,930
Construction and land	15,268	15,043
Commercial real estate	118,481	118,983
Commercial loans	59,391	61,300
Agriculture loans	73,158	71,030
Municipal loans	7,736	7,635
Consumer loans	19,544	19,895
Total gross loans	425,899	425,816
Net deferred loan costs and loans in process	(151)	29
Allowance for loan losses	(5,869)	(5,922)
Loans, net	$419,879	$419,923

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2016
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2016	$925	$77	$1,740	$1,530	$1,428	$23	$199	$5,922
Charge-offs	-	-	-	-	-	-	(137)	(137)
Recoveries	2	-	-	19	-	-	13	34
Provision for loan losses	(63)	5	91	(165)	55	1	126	50
Balance at March 31, 2016	864	82	1,831	1,384	1,483	24	201	5,869

	Three months ended March 31, 2015
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2015	$755	$762	$1,832	$836	$915	$51	$169	$5,320
Charge-offs	-	-	-	-	-	(88)	(55)	(143)
Recoveries	2	1,715	-	2	-		9	1,728
Provision for loan losses	629	(2,374)	(232)	677	189	62	49	(1,000)
Balance at March 31, 2015	1,386	103	1,600	1,515	1,104	25	172	5,905

	As of March 31, 2016
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	32	-	-	35	-	-	8	75
Collectively evaluated for loss	832	82	1,831	1,349	1,483	24	193	5,794
Total	864	82	1,831	1,384	1,483	24	201	5,869

Loan balances:
Individually evaluated for loss	1,285	2,119	2,427	645	184	591	34	7,285
Collectively evaluated for loss	131,036	13,149	116,054	58,746	72,974	7,145	19,510	418,614
Total	$132,321	$15,268	$118,481	$59,391	$73,158	$7,736	$19,544	$425,899

	As of December 31, 2015
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	78	-	-	-	-	-	10	88
Collectively evaluated for loss	847	77	1,740	1,530	1,428	23	189	5,834
Total	925	77	1,740	1,530	1,428	23	199	5,922

Loan balances:
Individually evaluated for loss	752	2,220	2,429	620	189	591	36	6,837
Collectively evaluated for loss	131,178	12,823	116,554	60,680	70,841	7,044	19,859	418,979
Total	$131,930	$15,043	$118,983	$61,300	$71,030	$7,635	$19,895	$425,816

The Company recorded net loan charge-offs of $103,000 during the first quarter of 2016 compared to net loan recoveries of $1.6 million during the first quarter of 2015. The net loan recoveries during the first quarter of 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. The Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount.

The Company’s impaired loans increased from $6.8 million at December 31, 2015 to $7.3 million at March 31, 2016. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2016 and December 31, 2015, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three months ended March 31, 2016 and 2015. The following tables present information on impaired loans:

(Dollars in thousands)	As of March 31, 2016
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$1,285	$1,285	$315	$970	$32	$1,293	$-
Construction and land	3,854	2,119	2,119	-	-	2,182	19
Commercial real estate	2,427	2,427	2,427	-	-	2,428	127
Commercial loans	645	645	571	74	35	649	-
Agriculture loans	184	184	184	-	-	184	-
Municipal loans	591	591	591	-	-	591	5
Consumer loans	34	34	17	17	8	36	-
Total impaired loans	$9,020	$7,285	$6,224	$1,061	$75	$7,363	$151

(Dollars in thousands)	As of December 31, 2015
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$752	$752	$408	$344	$78	$1,041	$-
Construction and land	3,955	2,220	2,220	-	-	2,389	88
Commercial real estate	2,429	2,429	2,429	-	-	2,484	175
Commercial loans	637	620	620	-	-	634	3
Agriculture loans	189	189	189	-	-	188	3
Municipal loans	591	591	591	-	-	631	19
Consumer loans	36	36	10	26	10	41	-
Total impaired loans	$8,589	$6,837	$6,467	$370	$88	$7,408	$288

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at March 31, 2016 or December 31, 2015. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2016
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	43	42	-	85	$1,282	$1,367	$130,954
Construction and land	-	-	-	-	610	610	14,658
Commercial real estate	717	-	-	717	47	764	117,717
Commercial loans	45	18	-	63	615	678	58,713
Agriculture loans	54	-	-	54	139	193	72,965
Municipal loans	-	-	-	-	-	-	7,736
Consumer loans	37	1	-	38	34	72	19,472
Total	$896	$61	$-	$957	$2,727	$3,684	$422,215

Percent of gross loans	0.21%	0.01%	0.00%	0.22%	0.64%	0.86%	99.14%

(Dollars in thousands)	As of December 31, 2015
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	$70	$712	$-	$782	$749	$1,531	$130,399
Construction and land	4	-	-	4	614	618	14,425
Commercial real estate	240	-	-	240	47	287	118,696
Commercial loans	90	40	-	130	583	713	60,587
Agriculture loans	174	5	-	179	139	318	70,712
Municipal loans	-	-	-	-	-	-	7,635
Consumer loans	65	2	-	67	36	103	19,792
Total	$643	$759	$-	$1,402	$2,168	$3,570	$422,246

Percent of gross loans	0.15%	0.18%	0.00%	0.33%	0.51%	0.84%	99.16%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2016 and 2015 would have increased interest income by $33,000 and $120,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2016, and 2015.

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

The following table provides information on the Company’s risk categories by loan class:

	As of March 31, 2016		As of December 31, 2015
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$130,480	$1,841	$130,575	$1,355
Construction and land	14,658	610	14,429	614
Commercial real estate	110,484	7,997	111,016	7,967
Commercial loans	57,126	2,265	58,862	2,438
Agriculture loans	70,357	2,801	68,186	2,844
Municipal loans	7,736	-	7,635	-
Consumer loans	19,491	53	19,839	56
Total	$410,332	$15,567	$410,542	$15,274

At March 31, 2016, the Company had ten loan relationships consisting of twelve outstanding loans that were classified as TDRs. No loan modifications were classified as TDRs during the three month period ended March 31, 2016. During the first three months of 2015, the Company classified a $44,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans. Since the loans were adequately secured, no charge-offs or impairments were recorded against the principal as of March 31, 2015. During the first quarter of 2015, a $78,000 commercial loan, which was classified as a TDR during 2014, paid off.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of March 31, 2016 and 2015. At March 31, 2016, there was a commitment of $84,000 to lend additional funds on one construction and land loan classified as a TDR. The Company had no allowance recorded against loans classified as TDRs at March 31, 2016 or December 31, 2015.

The following table presents information on loans that are classified as TDRs:

	As of March 31, 2016			As of December 31, 2015
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	1	$-	$3	2	$55	$3
Construction and land	4	596	1,509	4	600	1,606
Commercial real estate	3	-	2,380	3	-	2,382
Commercial loans	1	-	30	1	-	37
Agriculture	1	-	45	2	-	50
Municipal loans	2	-	591	2	-	591
Total troubled debt restructurings	12	$596	$4,558	14	$655	$4,669

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2015 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first three months of 2016 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of March 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(928)	$1,139
Lease intangible asset	350	(109)	241
Mortgage servicing rights	5,425	(2,617)	2,808
Total other intangible assets	$7,842	$(3,654)	$4,188

(Dollars in thousands)	As of December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(855)	$1,212
Lease intangible asset	350	(98)	252
Mortgage servicing rights	5,322	(2,482)	2,840
Total other intangible assets	$7,739	$(3,435)	$4,304

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2016 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2016	$243
2017	289
2018	252
2019	214
2020	177
Thereafter	205
Total	$1,380

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	March 31,	December 31,
	2016	2015
FHLMC	$453,104	$444,714
FHLB	13,610	14,039

Custodial escrow balances maintained in connection with serviced loans were $6.3 million and $3.5 million at March 31, 2016 and December 31, 2015, respectively. Gross service fee income related to such loans was $300,000 and $255,000 for the three months ended March 31, 2016 and 2015, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	Three months ended March 31,
	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$2,840	$2,477
Additions	221	302
Amortization	(253)	(222)
Balance at end of period	$2,808	$2,557

The fair value of mortgage servicing rights was $4.2 million and $4.6 million at March 31, 2016 and December 31, 2015, respectively. Fair value at March 31, 2016 was determined using discount rates ranging from 9.50% to 9.52%; prepayment speeds ranging from 4.84% to 33.85%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.15%. Fair value at December 31, 2015 was determined using discount rates ranging from 9.50% to 10.00%, prepayment speeds ranging from 5.15% to 33.78%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.25%.

The Company had a mortgage repurchase reserve of $358,000 and $351,000 at March 31, 2016 and December 31, 2015, respectively, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first three months of 2016 and 2015. The Company recovered $7,000 of losses against the mortgage repurchase reserve during three months ended March 31, 2016. As of March 31, 2016, the Company did not have any outstanding mortgage repurchase requests.

5.	Earnings per Share

Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2016	2015
Net earnings	$2,277	$2,777

Weighted average common shares outstanding - basic (1)	3,556,798	3,502,686
Assumed exercise of stock options (1)	95,429	97,860
Weighted average common shares outstanding - diluted (1)	3,652,227	3,600,546
Net earnings per share (1):
Basic	$0.64	$0.79
Diluted	$0.62	$0.77

(1)	Share and per share values for the period ended March 31, 2015 have been adjusted to give effect to the 5% stock dividend paid during December 2015.

The diluted earnings per share computations for the three months ended March 31, 2016 and 2015 include all unexercised stock options because no stock options were anti-dilutive as of such dates.

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

Repurchase agreements are comprised of non-insured customer funds, totaling $13.1 million at March 31, 2016, and $12.0 million at December 31, 2015, which are secured by $17.2 million and $15.7 million of the Bank’s investment portfolio at the same dates, respectively.

	As of March 31, 2016
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,660	$-	$-	$-	$5,660
Agency mortgage-backed securities	7,462	-	-	-	7,462
Total	$13,122	$-	$-	$-	$13,122

	As of December 31, 2015
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,810	$-	$-	$-	$5,810
Agency mortgage-backed securities	6,164	-	-	-	6,164
Total	$11,974	$-	$-	$-	$11,974

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

Fair value estimates of the Company’s financial instruments as of March 31, 2016 and December 31, 2015, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of March 31, 2016
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,853	$9,853	$-	$-	$9,853
Investment securities available-for-sale	373,633	7,416	366,217	-	373,633
Bank stocks, at cost	4,137	n/a	n/a	n/a	n/a
Loans, net	419,879	-	-	421,474	421,474
Loans held for sale, net	13,423	-	13,425	-	13,425
Derivative financial instruments	915	-	915	-	915
Accrued interest receivable	4,018	39	1,951	2,028	4,018

Financial liabilities:
Non-maturity deposits	$(564,563)	$(564,563)	$-	$-	(564,563)
Time deposits	(143,829)	-	(143,195)	-	(143,195)
FHLB borrowings	(47,111)	-	(48,483)	-	(48,483)
Subordinated debentures	(21,134)	-	(18,263)	-	(18,263)
Other borrowings	(13,122)	-	(13,122)	-	(13,122)
Accrued interest payable	(269)	-	(269)	-	(269)

	As of December 31, 2015
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,569	$13,569	$-	$-	$13,569
Investment securities available-for-sale	353,438	8,003	345,435	-	353,438
Bank stocks, at cost	4,497	n/a	n/a	n/a	n/a
Loans, net	419,923	-	-	420,061	420,061
Derivative financial instruments	797	-	797	-	797
Accrued interest receivable	4,002	22	2,117	1,863	4,002

Financial liabilities:
Non-maturity deposits	$(570,784)	$(570,784)	$-	$-	(570,784)
Time deposits	(143,943)	-	(142,924)	-	(142,924)
FHLB borrowings	(37,600)	-	(38,215)	-	(38,215)
Subordinated debentures	(21,084)	-	(19,051)	-	(19,051)
Other borrowings	(11,974)	-	(11,974)	-	(11,974)
Accrued interest payable	(287)	-	(287)	-	(287)

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

It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB and Federal Reserve Bank stock.

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

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2016 or during the year ended December 31, 2015.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2016
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities
U. S. treasury securities	$6,044	$6,044	$-	$-
U. S. federal agency obligations	30,206	-	30,206	-
Municipal obligations, tax exempt	151,057	-	151,057	-
Municipal obligations, taxable	83,240	-	83,240	-
Mortgage-backed securities	92,014	-	92,014	-
Common stocks	1,372	1,372	-	-
Certificates of deposit	9,700	-	9,700	-
Derivative financial instruments	$915	$-	$915	$-

(Dollars in thousands)		As of December 31, 2015
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities
U. S. treasury securities	$6,517	$6,517	$-	$-
U. S. federal agency obligations	29,920	-	29,920	-
Municipal obligations, tax exempt	137,941	-	137,941	-
Municipal obligations, taxable	81,890	-	81,890	-
Agency mortgage-backed securities	85,985	-	85,985	-
Common stocks	1,486	1,486	-	-
Certificates of deposit	9,699	-	9,699	-
Derivative financial instruments	797	-	797	-

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

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $7.3 million and $6.8 million, with an allocated allowance of $75,000 and $88,000, at March 31, 2016 and December 31, 2015, respectively.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value, determined on an aggregate basis. The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

The following tables represent the Company’s financial instruments that are measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of March 31, 2016			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$938	$-	$-	$938	$(65)
Commercial loans	39	-	-	39	-
Consumer loans	9	-	-	9	(1)

		As of December 31, 2015			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$266	$-	$-	$266	$(137)
Consumer loans	16	-	-	16	6
Loans held for sale	14,465	-	14,465	14,465	(10)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2016
Impaired loans:
One-to-four family residential real estate	$938	Sales comparison	Adjustment to appraised value	6%-40%
Commercial loans	39	Sales comparison	Adjustment to appraised value	10%
Consumer loans	9	Sales comparison	Adjustment to appraised value	0%

As of December 31, 2015
Impaired loans:
One-to-four family residential real estate	$266	Sales comparison	Adjustment to appraised value	0%-40%
Consumer loans	16	Sales comparison	Adjustment to comparable sales	0%

8.	Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2016, the Company and its subsidiary, Landmark National Bank (“the Bank”) meet all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The Basel III Rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The capital conservation buffer increases the common equity Tier 1 capital ratio, Tier 1 capital and total risk based capital ratios as of March 31 of each year. The Bank made the one-time accumulated other comprehensive income (“AOCI”) opt-out election on its first Call Report filed after January 1, 2015, which allowed banks under $250 billion a one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of capital.

As of March 31, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2016 and December 31, 2015:

(Dollars in thousands)			For capital
	Actual		adequacy purposes*
	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Leverage	$83,139	9.67%	$34,407	4.0%
Common Equity Tier 1 Capital	62,683	11.77%	27,285	5.1%
Tier 1 Capital	83,139	15.62%	35,271	6.6%
Total Risk Based Capital	89,427	16.80%	45,919	8.6%

As of December 31, 2015
Leverage	$80,401	9.43%	$34,092	4.0%
Common Equity Tier 1 Capital	60,375	11.05%	24,584	4.5%
Tier 1 Capital	80,401	14.72%	32,779	6.0%
Total Risk Based Capital	87,214	15.96%	43,706	8.0%

*The ratios for March 31, 2016 include a capital conservation buffer of 0.625%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2016 and December 31, 2015:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes*		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016
Leverage	$81,293	9.49%	$34,270	4.0%	$42,837	5.0%
Common Equity Tier 1 Capital	81,293	15.31%	27,212	5.1%	34,513	6.5%
Tier 1 Capital	81,293	15.31%	35,177	6.6%	42,478	8.0%
Total Risk Based Capital	87,312	16.44%	45,797	8.6%	53,097	10.0%

As of December 31, 2015
Leverage	$79,857	9.40%	$33,993	4.0%	$42,491	5.0%
Common Equity Tier 1 Capital	79,857	14.66%	24,519	4.5%	35,416	6.5%
Tier 1 Capital	79,857	14.66%	32,692	6.0%	43,589	8.0%
Total Risk Based Capital	85,929	15.77%	43,589	8.0%	54,486	10.0%

*The ratios for March 31, 2016 include a capital conservation buffer of 0.625%

9.	Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Management is evaluating the impact of adopting ASU 2014-09.

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

In February 2016, the FASB issued an update (ASU No. 2016-02, Leases) creating FASB Topic 842, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued an update (ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting.) The guidance in this update affects any entity that issues share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

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

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Summary of Results. During the first quarter of 2016, we recorded net earnings of $2.3 million, which was a decrease of $500,000 from the $2.8 million of net earnings in the first quarter of 2015. The decrease in net earnings was primarily the result of a $1.7 million recovery on a previously charged-off construction loan in 2015, which contributed to a $1.0 million credit provision for loan losses during the first quarter of 2015. In the first quarter of 2016, we had a $50,000 provision for loan losses.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2016	2015
Net earnings:
Net earnings	$2,277	$2,777
Basic earnings per share (1)	$0.64	$0.79
Diluted earnings per share (1)	$0.62	$0.77
Earnings ratios:
Return on average assets (2)	1.04%	1.30%
Return on average equity (2)	11.04%	15.41%
Equity to total assets	9.55%	8.63%
Net interest margin (2) (3)	3.47%	3.47%
Dividend payout ratio	32.26%	23.45%

(1)	Per share values for the period ended March 31, 2015 have been adjusted to give effect to the 5% stock dividend paid during December 2015.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income of $7.2 million for the quarter ended March 31, 2016 increased $111,000, or 1.6%, as compared to the same period of 2015. Interest income on loans increased $14,000, or 0.3%, to $5.2 million for the quarter ended March 31, 2016, due to an increase in our average loans balances, which increased from $422.0 million in the first quarter of 2015 to $426.0 million in the first quarter of 2016. Partially offsetting the higher average loan balances was lower tax equivalent yields earned on loans. Our average tax equivalent yield on loans decreased from 5.02% in the first quarter of 2015 to 4.94% in the same period of 2016. Interest income on investment securities increased $97,000, or 5.2%, to $2.0 million for the first quarter of 2016, as compared to $1.9 million in the same period of 2015. The increase in interest income on investment securities was primarily the result of an increase in our tax equivalent yield, which increased from 2.54% in the first quarter of 2015 to 2.65% during the first quarter of 2016. Also contributing to the higher interest income on investment securities was an increase in our average balance of investment securities from $352.5 million during the first quarter of 2015 to $359.1 million during the first quarter of 2016.

Interest Expense. Interest expense during the quarter ended March 31, 2016 increased $1,000, or 0.1%, to $770,000 as compared to the same period of 2015. Interest expense on interest-bearing deposits decreased $1,000, or 0.4%, to $277,000 for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015. The decline in interest expense on interest-bearing deposits was the result of lower average interest-bearing deposit balances, which declined from $569.0 million in the first quarter of 2015 to $561.4 million in the first quarter of 2016. The average rate of interest-bearing deposits was 0.20% during the first quarter of both 2016 and 2015. For the first quarter of 2016, interest expense on borrowings increased $2,000, or 0.4%, to $493,000 as compared to the same period of 2015, due to an increase in our average outstanding borrowings, which increased from $70.4 million in the first quarter of 2015 to $72.4 million in the same period of 2016. Partially offsetting the higher average outstanding borrowings was a decrease in the average rate on our borrowings, which decreased from 2.83% in the first quarter of 2015 to 2.74% in first quarter of 2016.

Net Interest Income. Net interest income increased $110,000, or 1.8%, to $6.4 million for the first quarter of 2016 compared to the same period of 2015. Our net interest margin, on a tax-equivalent basis, was 3.47% during the first quarter of both 2016 and 2015. An increase in the tax equivalent yield and higher average balances of investment securities drove the increase in our net interest income.

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

During the first quarter of 2016, we recorded a provision for loan losses of $50,000 compared to a credit provision for loan losses of $1.0 million in the first quarter of 2015. We recorded net loan charge-offs of $103,000 during the first quarter of 2016 compared to net loan recoveries of $1.6 million during the first quarter of 2015. The net loan recoveries during the first quarter of 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. The Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount. The net loan recoveries in the first quarter of 2015 were the primary reason for the credit provision for loan losses during the period.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.9 million in the first quarter of 2016, an increase of $131,000, or 3.5%, compared to the same period of 2015. The increase in non-interest income was primarily the result of recording a $12,000 gain on sales of investment securities in the first quarter of 2016 compared to a loss of $254,000 on sales of investment securities during the first quarter of 2015. Partially offsetting the impact of the sales of investment securities was a decline in our gains on sales of loans of $149,000 as a result of decreased volumes of one-to-four family residential real estate loans originated and sold during the first quarter of 2016 compared to the same period of 2015.

Non-interest Expense. Non-interest expense increased $51,000, or 0.7%, to $7.2 million for the first quarter of 2016 compared to the same period of 2015. The increase in non-interest expense was primarily the result of increases of $80,000 in compensation and benefits, $42,000 in advertising and $40,000 in foreclosure and real estate owned expense. These increases were partially offset by decreases of $38,000 in other non-interest expense, $36,000 in data processing and $15,000 in both occupancy and equipment and professional fees. The increase in advertising expense reflected costs associated with our deposit programs, while the increase in foreclosure and real estate owned expense was primarily related to real estate owned properties. The decrease in data processing was primarily the result of lower costs associated with new contract terms that began in the first quarter of 2016.

Income Tax Expense. During the first quarter of 2016, we recorded income tax expense of $809,000, compared to $1.2 million during the same period of 2015. Our effective tax rate decreased from 29.6% in the first quarter of 2015 to 26.2% in the first quarter of 2016 as a result of lower earnings before income taxes and increased tax exempt income over the prior period.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $892.5 million at March 31, 2016, compared to $878.4 million at December 31, 2015. The increase in our total assets was primarily the result of an increase in our investment securities, which increased from $357.9 million at December 31, 2015 to $377.8 million at March 31, 2016. Net loans, excluding loans held for sale, totaled $419.9 million at both March 31, 2016 and December 31, 2015.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2016, our allowance for loan losses totaled $5.9 million, or 1.38% of gross loans outstanding, as compared to $5.9 million, or 1.39% of gross loans outstanding, at December 31, 2015.

As of March 31, 2016 and December 31, 2015, approximately $15.6 million and $15.3 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that the loans identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at March 31, 2016 and December 31, 2015, respectively.

Loans past due 30-89 days and still accruing interest totaled $957,000, or 0.22% of gross loans, at March 31, 2016 compared to $1.4 million, or 0.33% of gross loans, at December 31, 2015. At March 31, 2016, $2.7 million in loans were on non-accrual status, or 0.64% of gross loans, compared to $2.2 million, or 0.51% of gross loans, at December 31, 2015. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at March 31, 2016 or December 31, 2015. Our impaired loans totaled $7.3 million at March 31, 2016 compared to $6.8 million at December 31, 2015. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2016 was related to TDRs that were accruing interest but still classified as impaired.

At March 31, 2016, the Company had ten loan relationships consisting of twelve outstanding loans that were classified as TDRs. No loan modifications were classified as TDRs during the three month period ended March 31, 2016. During the first three months of 2015, the Company classified a $44,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans. Since the loans were adequately secured, no charge-offs or impairments were recorded against the principal as of March 31, 2015. During the first quarter of 2015, a $78,000 commercial loan, which was classified as a TDR during 2014, paid off.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2016, we had $310,000 of real estate owned compared to $1.0 million at December 31, 2015. As of March 31, 2016, real estate owned primarily consisted of a few residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $6.3 million in total deposits during the first quarter of 2016, to $708.4 million at March 31, 2016, from $714.7 million at December 31, 2015. The decrease in deposits was primarily due to lower balances in money market and checking balances, which was the result of seasonal declines in public fund deposits. This decline was partially offset by higher balances of non-interest bearing deposits and savings accounts.

Non-interest-bearing deposits at March 31, 2016, were $153.2 million, or 21.6% of deposits, compared to $143.6 million, or 20.1% of deposits, at December 31, 2015. Money market and NOW deposit accounts were 45.9% of our deposit portfolio and totaled $324.7 million at March 31, 2016, compared to $346.1 million, or 48.4% of deposits, at December 31, 2015. Savings accounts increased to $86.6 million, or 12.2% of deposits, at March 31, 2016, from $81.1 million, or 11.3% of deposits, at December 31, 2015. Certificates of deposit totaled $143.8 million, or 20.3% of deposits, at March 31, 2016, compared to $143.9 million, or 20.2% of deposits, at December 31, 2015.

Certificates of deposit at March 31, 2016, scheduled to mature in one year or less, totaled $97.9 million. Historically, maturing deposits have generally remained with the Bank and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $10.7 million to $81.4 million at March 31, 2016, from $70.7 million at December 31, 2015. The increase in total borrowings was primarily due to an increase in our FHLB line of credit borrowing from $2.6 million at December 31, 2015 to $12.1 million at March 31, 2016.

Cash Flows. During the three months ended March 31, 2016, our cash and cash equivalents decreased by $3.7 million. Our operating activities provided net cash of $936,000 during the first three months of 2016. Our investing activities used net cash of $9.2 million during the first three months of 2016, primarily as a result of the purchase of investment securities. Financing activities provided net cash of $4.6 million during the first three months of 2016, primarily as a result of increased borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $383.5 million at March 31, 2016 and $367.0 million at December 31, 2015. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2016, we had outstanding FHLB advances of $35.0 million and $12.1 million of borrowings against our line of credit with the FHLB. At March 31, 2016, we had collateral pledged to the FHLB that would allow us to borrow an additional $31.9 million, subject to FHLB credit requirements and policies. At March 31, 2016, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $16.9 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million in available credit under which we had no outstanding borrowings at March 31, 2016. At March 31, 2016, we had subordinated debentures totaling $21.1 million and other borrowings of $13.1 million, which consisted of repurchase agreements. At March 31, 2016, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2016, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2016.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.8 million at March 31, 2016.

At March 31, 2016, we had outstanding loan commitments, excluding standby letters of credit, of $72.5 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The Basel III Rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The Bank made the one-time AOCI opt-out election on its first Call Report filed after January 1, 2015, which allowed banks under $250 billion a one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of capital. As of March 31, 2016 and December 31, 2015, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of March 31, 2016, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended March 31, 2016, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer in order to pay dividends and do other capital distributions. This buffer is being phased in over three years beginning in 2016. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2016. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2016, approximately $17.0 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	March 31, 2016			March 31, 2015
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$6,934	$9	0.52%	$5,521	$4	0.29%
Investment securities (1)	359,074	2,366	2.65%	352,476	2,210	2.54%
Loans receivable, net (2)	426,014	5,236	4.94%	421,977	5,222	5.02%
Total interest-earning assets	792,022	7,611	3.87%	779,974	7,436	3.87%
Non-interest-earning assets	85,059			84,336
Total	$877,081			$864,310

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$334,354	$105	0.13%	$325,258	$76	0.09%
Savings accounts	83,423	6	0.03%	77,486	6	0.03%
Time deposits	143,660	166	0.46%	166,212	196	0.48%
Total interest-bearing deposits	561,437	277	0.20%	568,956	278	0.20%
FHLB advances and other borrowings	72,438	493	2.74%	70,352	491	2.83%
Total interest-bearing liabilities	633,875	770	0.49%	639,308	769	0.49%
Non-interest-bearing liabilities	160,226			151,933
Stockholders' equity	82,980			73,069
Total	$877,081			$864,310

Interest rate spread (3)			3.38%			3.38%
Net interest margin (4)		$6,841	3.47%		$6,667	3.47%
Tax-equivalent interest - imputed		437			373
Net interest income		$6,404			$6,294

Ratio of average interest-earning assets to average interest-bearing liabilities			124.9%			122.0%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2016 vs 2015
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$1	$4	$5
Investment securities	47	109	156
Loans	(20)	34	14
Total	28	147	175
Interest expense:
Deposits	(1)	-	(1)
Other borrowings	(28)	30	2
Total	(29)	30	1
Net interest income	$57	$117	$174

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2016, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(274)	(1.1)%
100 basis point rising	$(151)	(0.6)%
100 basis point falling	$(348)	(1.3)%
200 basis point falling	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, as well as the Basel III Rules) and the effects of increases in FDIC premiums.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
•	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of cyber-attacks.
•	The effects of declines in real estate markets.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Earnings for the three months ended March 31, 2016 and March 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2016 and March 31, 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 13, 2016	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: May 13, 2016	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

