Form 10-Q
period 2016-06-30
LANDMARK BANCORP INC
filed 2016-08-05
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of August 4, 2016, the issuer had outstanding 3,638,060 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and cash equivalents	$14,317	$13,569
Investment securities available-for-sale, at fair value	366,550	353,438
Bank Stocks, at cost	4,622	4,497
Loans, net of allowance for loans losses of $5,652 and $5,922	430,064	419,923
Loans held for sale, net	10,057	14,465
Premises and equipment, net	20,760	20,958
Bank owned life insurance	18,078	18,164
Goodwill	17,532	17,532
Other intangible assets, net	4,148	4,304
Real estate owned, net	718	1,000
Accrued interest and other assets	9,476	10,526
Total assets	$896,322	$878,376

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$151,049	$143,616
Money market and checking	328,816	346,106
Savings	87,106	81,062
Time	148,650	143,943
Total deposits	715,621	714,727

Federal Home Loan Bank borrowings	48,000	37,600
Subordinated debentures	21,184	21,084
Other borrowings	11,527	11,974
Accrued interest, taxes, and other liabilities	10,623	12,421
Total liabilities	806,955	797,806

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,620,669 and 3,531,036 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	36	35
Additional paid-in capital	46,763	45,372
Retained earnings	36,073	32,988
Accumulated other comprehensive income	6,495	2,175
Total stockholders’ equity	89,367	80,570

Total liabilities and stockholders’ equity	$896,322	$878,376

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans:
Taxable	$5,285	$5,436	$10,420	$10,556
Tax-exempt	60	75	127	143
Investment securities:
Taxable	1,171	1,146	2,335	2,343
Tax-exempt	856	736	1,664	1,414
Total interest income	7,372	7,393	14,546	14,456
Interest expense:
Deposits	287	272	564	550
Borrowings	523	497	1,016	988
Total interest expense	810	769	1,580	1,538
Net interest income	6,562	6,624	12,966	12,918
Provision for loan losses	300	200	350	(800)
Net interest income after provision for loan losses	6,262	6,424	12,616	13,718
Non-interest income:
Fees and service charges	1,847	1,813	3,576	3,495
Gains on sales of loans, net	1,405	2,251	3,199	4,194
Bank owned life insurance	145	123	265	245
Gains (losses) on sales of investment securities, net	285	-	297	(254)
Other	266	495	505	765
Total non-interest income	3,948	4,682	7,842	8,445

Non-interest expense:
Compensation and benefits	3,777	3,845	7,578	7,566
Occupancy and equipment	1,055	1,059	2,111	2,130
Amortization of intangibles	331	346	668	681
Data processing	346	342	657	689
Professional fees	282	259	501	493
Advertising	166	125	332	249
Federal deposit insurance premiums	110	105	220	224
Foreclosure and real estate owned expense	51	20	116	45
Other	1,093	1,342	2,190	2,477
Total non-interest expense	7,211	7,443	14,373	14,554
Earnings before income taxes	2,999	3,663	6,085	7,609
Income tax expense	754	1,047	1,563	2,216
Net earnings	$2,245	$2,616	$4,522	$5,393
Earnings per share:
Basic (1)	$0.62	$0.75	$1.26	$1.54
Diluted (1)	$0.61	$0.72	$1.24	$1.50
Dividends per share (1)	$0.20	$0.18	$0.40	$0.36

(1) Per share amounts for the periods ended June 30, 2015 have been adjusted to give effect to the 5% stock dividend paid during December 2015.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2016	2015	2016	2015

Net earnings	$2,245	$2,616	$4,522	$5,393

Net unrealized holding gains (losses) on available-for-sale securities	3,771	(3,235)	7,161	(1,322)
Reclassification adjustment for net (gains) losses included in earnings	(285)	-	(297)	254
Net unrealized gains (losses)	3,486	(3,235)	6,864	(1,068)
Income tax effect on net (gains) losses included in earnings	105	-	110	(94)
Income tax effect on net unrealized holding (gains) losses	(1,396)	1,201	(2,654)	493
Other comprehensive income (loss)	2,195	(2,034)	4,320	(669)

Total comprehensive income	$4,440	$582	$8,842	$4,724

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2015	$33	$40,473	$29,321	$1,818	$71,645
Net earnings	-	-	5,393	-	5,393
Other comprehensive loss	-	-	-	(669)	(669)
Dividends paid ($0.36 per share)	-	-	(1,268)	-	(1,268)
Stock-based compensation	-	16	-	-	16
Exercise of stock options, 4,181 shares, including excess tax benefit of $5	-	79	-	-	79
Balance at June 30, 2015	$33	$40,568	$33,446	$1,149	$75,196

Balance at January 1, 2016	$35	$45,372	$32,988	$2,175	$80,570
Net earnings	-	-	4,522	-	4,522
Other comprehensive income	-	-	-	4,320	4,320
Dividends paid ($0.40 per share)	-	-	(1,437)	-	(1,437)
Exercise of stock options, 89,633 shares, including excess tax benefit of $197	1	1,391	-	-	1,392
Balance at June 30, 2016	$36	$46,763	$36,073	$6,495	$89,367

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$4,522	$5,393
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	350	(800)
Amortization of investment security premiums, net	818	767
Amortization of purchase accounting adjustment on loans	(57)	(362)
Amortization of purchase accounting adjustment on subordinated debentures	100	100
Amortization of intangibles	668	681
Depreciation	581	577
Increase in cash surrender value of bank owned life insurance	(265)	(245)
Stock-based compensation	-	16
Deferred income taxes	229	215
Net (gains) losses on sales of investment securities	(297)	254
Impairment of affordable housing investment	-	163
Net loss (gain) on sales of premises, equipment and real estate owned	72	(236)
Net gains on sales of loans	(3,199)	(4,194)
Proceeds from sales of loans	121,551	148,064
Origination of loans held for sale	(113,944)	(151,326)
Changes in assets and liabilities:
Accrued interest and other assets	(1,536)	(1,534)
Accrued expenses, taxes, and other liabilities	(2,538)	(1,237)
Net cash provided by (used in) operating activities	7,055	(3,704)
Cash flows from investing activities:
Net increase in loans	(10,932)	(3,659)
Maturities and prepayments of investment securities	23,429	34,411
Purchases of investment securities	(43,815)	(62,094)
Proceeds from sales of investment securities	13,617	19,069
Redemption of bank stocks	3,009	4,769
Purchase of bank stocks	(3,134)	(5,951)
Proceeds from sales of premises and equipment and foreclosed assets	749	219
Proceeds from bank owned life insurance	351	-
Purchases of premises and equipment, net	(386)	(509)
Net cash used in investing activities	(17,112)	(13,745)
Cash flows from financing activities:
Net increase (decrease) in deposits	897	(5,005)
Federal Home Loan Bank advance borrowings	156,291	131,251
Federal Home Loan Bank advance repayments	(145,891)	(103,945)
Proceeds from other borrowings	-	1,400
Repayments on other borrowings	(447)	(2,688)
Proceeds from exercise of stock options, including excess tax benefit	1,392	79
Payment of dividends	(1,437)	(1,268)
Net cash provided by financing activities	10,805	19,824
Net increase in cash and cash equivalents	748	2,375
Cash and cash equivalents at beginning of period	13,569	12,760
Cash and cash equivalents at end of period	$14,317	$15,135

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$500	$1,890
Cash paid for interest	1,599	1,551

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	536	24
Investment securities purchases not yet settled	-	(2,817)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiary have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements and should be read in conjunction with the Company’s most recent annual report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the six months ended June 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016 or for any other period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Investments

A summary of investment securities available-for-sale is as follows:

	As of June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,011	$38	$-	$6,049
U. S. federal agency obligations	27,721	269	(5)	27,985
Municipal obligations, tax exempt	150,554	5,203	(22)	155,735
Municipal obligations, taxable	71,998	2,268	-	74,266
Agency mortgage-backed securities	89,731	1,781	(11)	91,501
Common stocks	562	752	-	1,314
Certificates of deposit	9,700	-	-	9,700
Total	$356,277	$10,311	$(38)	$366,550

	As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,517	$1	$(1)	$6,517
U. S. federal agency obligations	30,064	43	(187)	29,920
Municipal obligations, tax exempt	135,341	2,671	(71)	137,941
Municipal obligations, taxable	81,999	472	(581)	81,890
Agency mortgage-backed securities	85,829	391	(235)	85,985
Common stocks	580	906	-	1,486
Certificates of deposit	9,699	-	-	9,699
Total	$350,029	$4,484	$(1,075)	$353,438

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2016 and December 31, 2015. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of June 30, 2016
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	1	$-	$-	$3,200	$(5)	$3,200	$(5)
Municipal obligations, tax exempt	20	4,313	(20)	626	(2)	4,939	(22)
Agency mortgage-backed securities	12	645	(1)	1,907	(10)	2,552	(11)
Total	33	$4,958	$(21)	$5,733	$(17)	$10,691	$(38)

		As of December 31, 2015
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	2	$3,542	$(1)	$-	$-	$3,542	$(1)
U. S. federal agency obligations	18	23,015	(163)	1,976	(24)	24,991	(187)
Municipal obligations, tax exempt	47	11,328	(53)	2,132	(18)	13,460	(71)
Municipal obligations, taxable	105	38,605	(494)	5,068	(87)	43,673	(581)
Agency mortgage-backed securities	40	29,814	(166)	2,925	(69)	32,739	(235)
Total	212	$106,304	$(877)	$12,101	$(198)	$118,405	$(1,075)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of June 30, 2016, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of the date of the respective table.

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

The table below of the amortized cost and estimated fair value of investment securities includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. The amortized cost and fair value of investment securities at June 30, 2016 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$17,508	$17,598
Due after one year but within five years	180,166	182,762
Due after five years but within ten years	88,657	92,255
Due after ten years	69,384	72,621
Common stocks	562	1,314
Total	$356,277	$366,550

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Sales proceeds	$11,801	$-	$13,617	$19,069

Realized gains	$296	$-	$312	$24
Realized losses	(11)	-	(15)	(278)
Net realized losses	$285	$-	$297	$(254)

Securities with carrying values of $201.8 million and $171.6 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at June 30, 2016 and December 31, 2015, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2016	2015

One-to-four family residential real estate	$130,753	$131,930
Construction and land	18,381	15,043
Commercial real estate	119,147	118,983
Commercial loans	62,120	61,300
Agriculture loans	78,817	71,030
Municipal loans	7,263	7,635
Consumer loans	19,203	19,895
Total gross loans	435,684	425,816
Net deferred loan costs and loans in process	32	29
Allowance for loan losses	(5,652)	(5,922)
Loans, net	$430,064	$419,923

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class:

	Three and six months ended June 30, 2016
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at April 1, 2016	$864	$82	$1,831	$1,384	$1,483	$24	$201	$5,869
Charge-offs	-	-	-	(306)	(83)	-	(148)	(537)
Recoveries	3	-	-	1	-	6	10	20
Provision for loan losses	(283)	7	(55)	314	200	(7)	124	300
Balance at June 30, 2016	584	89	1,776	1,393	1,600	23	187	5,652

Balance at January 1, 2016	$925	$77	$1,740	$1,530	$1,428	$23	$199	$5,922
Charge-offs	-	-	-	(306)	(83)	-	(285)	(674)
Recoveries	5	-	-	20	-	6	23	54
Provision for loan losses	(346)	12	36	149	255	(6)	250	350
Balance at June 30, 2016	584	89	1,776	1,393	1,600	23	187	5,652

	Three and six months ended June 30, 2015
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at April 1, 2015	$1,386	$103	$1,600	$1,515	$1,104	$25	$172	$5,905
Charge-offs	(9)	-	-	(10)	-	-	(88)	(107)
Recoveries	3	4	2	2	-	-	8	19
Provision for loan losses	(55)	(9)	(63)	249	(2)	(4)	84	200
Balance at June 30, 2015	1,325	99	1,539	1,756	1,102	21	176	6,018

Balance at January 1, 2015	$755	$762	$1,832	$836	$915	$51	$169	$5,320
Charge-offs	(9)	-	-	(10)	-	(88)	(142)	(249)
Recoveries	5	1,719	2	3	-	-	18	1,747
Provision for loan losses	574	(2,382)	(295)	927	187	58	131	(800)
Balance at June 30, 2015	1,325	99	1,539	1,756	1,102	21	176	6,018

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class and allowance methodology:

	As of June 30, 2016
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	19	-	-	13	206	-	7	245
Collectively evaluated for loss	565	89	1,776	1,380	1,394	23	180	5,407
Total	584	89	1,776	1,393	1,600	23	187	5,652

Loan balances:
Individually evaluated for loss	1,106	2,061	2,417	127	879	393	102	7,085
Collectively evaluated for loss	129,647	16,320	116,730	61,993	77,938	6,870	19,101	428,599
Total	$130,753	$18,381	$119,147	$62,120	$78,817	$7,263	$19,203	$435,684

	As of December 31, 2015
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	78	-	-	-	-	-	10	88
Collectively evaluated for loss	847	77	1,740	1,530	1,428	23	189	5,834
Total	925	77	1,740	1,530	1,428	23	199	5,922

Loan balances:
Individually evaluated for loss	752	2,220	2,429	620	189	591	36	6,837
Collectively evaluated for loss	131,178	12,823	116,554	60,680	70,841	7,044	19,859	418,979
Total	$131,930	$15,043	$118,983	$61,300	$71,030	$7,635	$19,895	$425,816

The Company recorded net loan charge-offs of $620,000 during the first six months of 2016 compared to net loan recoveries of $1.5 million during the first six months of 2015. The net loan charge-offs during the first six months of 2016 were primarily related to the liquidation of the assets securing a previously identified and impaired commercial loan. The charge-off associated with this commercial loan exceeded the related allowance recorded at March 31, 2016, which contributed to provision for loan losses during the second quarter of 2016. The net loan recoveries during 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of June 30, 2016, the Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount.

The Company’s impaired loans increased from $6.8 million at December 31, 2015 to $7.1 million at June 30, 2016. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2016 and December 31, 2015, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the six months ended June 30, 2016 and 2015. The following tables present information on impaired loans:

(Dollars in thousands)	As of June 30, 2016
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$1,106	$1,106	$502	$604	$19	$1,117	$4
Construction and land	3,796	2,061	2,061	-	-	2,137	38
Commercial real estate	2,417	2,417	2,417	-	-	2,426	253
Commercial loans	127	127	75	52	13	148	1
Agriculture loans	879	879	225	654	206	918	1
Municipal loans	393	393	393	-	-	514	8
Consumer loans	102	102	86	16	7	106	-
Total impaired loans	$8,820	$7,085	$5,759	$1,326	$245	$7,366	$305

(Dollars in thousands)	As of December 31, 2015
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$752	$752	$408	$344	$78	$1,041	$-
Construction and land	3,955	2,220	2,220	-	-	2,389	88
Commercial real estate	2,429	2,429	2,429	-	-	2,484	175
Commercial loans	637	620	620	-	-	634	3
Agriculture loans	189	189	189	-	-	188	3
Municipal loans	591	591	591	-	-	631	19
Consumer loans	36	36	10	26	10	41	-
Total impaired loans	$8,589	$6,837	$6,467	$370	$88	$7,408	$288

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2015. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of June 30, 2016
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	$140	$512	$-	$652	$916	$1,568	$129,185
Construction and land	5	-	-	5	607	612	17,769
Commercial real estate	10	237	-	247	39	286	118,861
Commercial loans	-	-	-	-	96	96	62,024
Agriculture loans	174	30	218	422	834	1,256	77,561
Municipal loans	-	-	-	-	-	-	7,263
Consumer loans	82	23	-	105	102	207	18,996
Total	$411	$802	$218	$1,431	$2,594	$4,025	$431,659

Percent of gross loans	0.09%	0.18%	0.05%	0.32%	0.60%	0.92%	99.08%

(Dollars in thousands)	As of December 31, 2015
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	$70	$712	$-	$782	$749	$1,531	$130,399
Construction and land	4	-	-	4	614	618	14,425
Commercial real estate	240	-	-	240	47	287	118,696
Commercial loans	90	40	-	130	583	713	60,587
Agriculture loans	174	5	-	179	139	318	70,712
Municipal loans	-	-	-	-	-	-	7,635
Consumer loans	65	2	-	67	36	103	19,792
Total	$643	$759	$-	$1,402	$2,168	$3,570	$422,246

Percent of gross loans	0.15%	0.18%	0.00%	0.33%	0.51%	0.84%	99.16%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2016 and 2015, would have increased interest income by $44,000 and $237,000, respectively. No interest income related to non-accrual loans was included in interest income for the six months ended June 30, 2016 and 2015.

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

Special Mention: Loans are currently protected by the current net worth and paying capacity of the obligor or of the collateral pledged but such protection is potentially weak. These loans constitute an undue and unwarranted credit risk, but not to the point of justifying a classification of substandard. The credit risk may be relatively minor, yet constitutes an unwarranted risk in light of the circumstances surrounding a specific asset.

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

The following table provides information on the Company’s risk categories by loan class:

	As of June 30, 2016		As of December 31, 2015
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$129,286	$1,467	$130,575	$1,355
Construction and land	17,638	743	14,429	614
Commercial real estate	109,454	9,693	111,016	7,967
Commercial loans	58,875	3,245	58,862	2,438
Agriculture loans	72,179	6,638	68,186	2,844
Municipal loans	7,263	-	7,635	-
Consumer loans	19,084	119	19,839	56
Total	413,779	21,905	410,542	15,274

At June 30, 2016, the Company had ten loan relationships consisting of fourteen outstanding loans that were classified as TDRs. During the second quarter of 2016, the Company classified a $8,000 commercial loan as a TDR after modifying the payments to interest only. Also during the second quarter of 2016, the Company classified a $188,000 one-to-four family residential real estate loan as a TDR after agreeing to a loan modification which adjusted the payment schedule. Since all of the loans were adequately secured, no charge-offs or provisions for loan losses were recorded against the principal as of June 30, 2016. No loan modifications were classified as TDRs during the first quarter 2016. During the second quarter of 2015, the Company classified a commercial loan relationship consisting of $2.7 million in real estate and land loans as a TDR after agreeing to a bankruptcy plan with the borrower. The bankruptcy plan restarted the amortization period of the loans which extended the maturities of the loans. During the first quarter of 2015, the Company classified a $44,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans. During the first six months of 2016, a $56,000 one-to-four family residential real estate loan and a $25,000 agriculture loan, which were both classified as TDRs during 2015 were paid off.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of June 30, 2016 and 2015. At June 30, 2016, there was a commitment of $84,000 to lend additional funds on one construction and land loan classified as a TDR. The Company had no allowance recorded against loans classified as TDRs at June 30, 2016 or December 31, 2015.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of June 30, 2016			As of December 31, 2015
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$190	2	$55	$3
Construction and land	4	594	1,454	4	600	1,606
Commercial real estate	3	-	2,378	3	-	2,382
Commercial loans	2	-	31	1	-	37
Agriculture	1	-	45	2	-	50
Municipal loans	2	-	393	2	-	591
Total troubled debt restructurings	14	$594	$4,491	14	$655	$4,669

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2015 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first six months of 2016 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of June 30, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,000)	$1,067
Lease intangible asset	350	(120)	230
Mortgage servicing rights	5,580	(2,729)	2,851
Total other intangible assets	$7,997	$(3,849)	$4,148

(Dollars in thousands)	As of December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(855)	$1,212
Lease intangible asset	350	(98)	252
Mortgage servicing rights	5,322	(2,482)	2,840
Total other intangible assets	$7,739	$(3,435)	$4,304

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2016 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2016	$160
2017	289
2018	252
2019	214
2020	177
Thereafter	205
Total	$1,297

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	June 30,	December 31,
	2016	2015
FHLMC	$467,663	$444,714
FHLB	12,685	14,039

Custodial escrow balances maintained in connection with serviced loans were $4.5 million and $3.5 million at June 30, 2016 and December 31, 2015, respectively. Gross service fee income related to such loans was $304,000 and $268,000 for the three months ended June 30, 2016 and 2015, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $604,000 and $523,000 for the six months ended June 30, 2016 and 2015, respectively.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$2,808	$2,557	$2,840	$2,477
Additions	291	408	512	710
Amortization	(248)	(236)	(501)	(458)
Balance at end of period	$2,851	$2,729	$2,851	$2,729

The fair value of mortgage servicing rights was $4.1 million and $4.6 million at June 30, 2016 and December 31, 2015, respectively. Fair value at June 30, 2016 was determined using discount rates ranging from 9.50% to 9.52%; prepayment speeds ranging from 6.14% to 14.98%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.16%. Fair value at December 31, 2015 was determined using discount rates ranging from 9.50% to 10.00%; prepayment speeds ranging from 5.15% to 33.78%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.25%.

The Company had a mortgage repurchase reserve of $361,000 and $351,000 at June 30, 2016 and December 31, 2015, respectively, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first six months of 2016 and 2015. The Company recovered $3,000 of losses during the three months ended June 30, 2016 and $10,000 of losses against the mortgage repurchase reserve during the six months ended June 30, 2016. As of June 30, 2016, the Company did not have any outstanding mortgage repurchase requests.

5.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30		June 30
	2016	2015	2016	2015
Net earnings	$2,245	$2,616	$4,522	$5,393

Weighted average common shares outstanding - basic (1)	3,613,671	3,504,295	3,585,235	3,503,495
Assumed exercise of stock options (1)	76,324	109,128	75,064	103,749
Weighted average common shares outstanding - diluted (1)	3,689,995	3,613,423	3,660,299	3,607,244
Net earnings per share (1):
Basic	$0.62	$0.75	$1.26	$1.54
Diluted	$0.61	$0.72	$1.24	$1.50

(1) Share and per share values for the periods ended June 30, 2015 have been adjusted to give effect to the 5% stock dividend paid during December 2015.

The diluted earnings per share computations for the three and six months ended June 30, 2016 and 2015 include all unexercised stock options because no stock options were anti-dilutive during such periods.

6.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances of and collateral for the Company’s repurchase agreements:

	As of June 30, 2016
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,063	$-	$-	$-	$5,063
Agency mortgage-backed securities	6,464	-	-	-	6,464
Total	$11,527	$-	$-	$-	$11,527

	As of December 31, 2015
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,810	$-	$-	$-	$5,810
Agency mortgage-backed securities	6,164	-	-	-	6,164
Total	$11,974	$-	$-	$-	$11,974

Repurchase agreements are comprised of non-insured customer funds, totaling $11.5 million at June 30, 2016, and $12.0 million at December 31, 2015, which were secured by $17.3 million and $15.7 million of the Company’s investment portfolio at the same dates, respectively.

The investment securities are held by a third-party financial institution in the customer’s custodial account. The Company is required to maintain adequate collateral for each repurchase agreement. Changes in the fair value of the investment securities impact the amount of collateral required. If the Company were to default, the investment securities would be used to settle the repurchase agreement with the deposit customer.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2016 and December 31, 2015, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of June 30, 2016
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$14,317	$14,317	$-	$-	$14,317
Investment securities available-for-sale	366,550	7,363	359,187	-	366,550
Bank stocks, at cost	4,622	n/a	n/a	n/a	n/a
Loans, net	430,064	-	-	431,483	431,483
Loans held for sale, net	10,057	-	10,062	-	10,062
Derivative financial instruments	615	-	615	-	615
Accrued interest receivable	3,927	22	1,979	1,926	3,927

Financial liabilities:
Non-maturity deposits	$(566,971)	$(566,971)	$-	$-	(566,971)
Time deposits	(148,650)	-	(148,116)	-	(148,116)
FHLB borrowings	(48,000)	-	(49,247)	-	(49,247)
Subordinated debentures	(21,184)	-	(18,812)	-	(18,812)
Other borrowings	(11,527)	-	(11,527)	-	(11,527)
Accrued interest payable	(271)	-	(271)	-	(271)

	As of December 31, 2015
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,569	$13,569	$-	$-	$13,569
Investment securities available-for-sale	353,438	8,003	345,435	-	353,438
Bank stocks, at cost	4,497	n/a	n/a	n/a	n/a
Loans, net	419,923	-	-	420,061	420,061
Derivative financial instruments	797	-	797	-	797
Accrued interest receivable	4,002	22	2,117	1,863	4,002

Financial liabilities:
Non-maturity deposits	$(570,784)	$(570,784)	$-	$-	$(570,784)
Time deposits	(143,943)	-	(142,924)	-	(142,924)
FHLB borrowings	(37,600)	-	(38,215)	-	(38,215)
Subordinated debentures	(2,184)	-	(19,051)	-	(19,051)
Other borrowings	(11,974)	-	(11,974)	-	(11,974)
Accrued interest payable	(287)	-	(287)	-	(287)

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

The Company’s derivative financial instruments consist of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale. The fair values of these derivatives are based on quoted prices for similar loans in the secondary market. The market prices are adjusted by a factor, based on the Company’s historical data and management’s judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sale of loans, net in the consolidated statements of earnings.

Off-Balance-Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material.

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2016 or during the year ended December 31, 2015.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2016
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities
U. S. treasury securities	$6,049	$6,049	$-	$-
U. S. federal agency obligations	27,985	-	27,985	-
Municipal obligations, tax exempt	155,735	-	155,735	-
Municipal obligations, taxable	74,266	-	74,266	-
Agency mortgage-backed securities	91,501	-	91,501	-
Common stocks	1,314	1,314	-	-
Certificates of deposit	9,700	-	9,700	-
Derivative financial instruments	$615	$-	$615	$-

(Dollars in thousands)		As of December 31, 2015
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities
U. S. treasury securities	$6,517	$6,517	$-	$-
U. S. federal agency obligations	29,920	-	29,920	-
Municipal obligations, tax exempt	137,941	-	137,941	-
Municipal obligations, taxable	81,890	-	81,890	-
Agency mortgage-backed securities	85,985	-	85,985	-
Common stocks	1,486	1,486	-	-
Certificates of deposit	9,699	-	9,699	-
Derivative financial instruments	797	-	797	-

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

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $7.1 million and $6.8 million, with an allocated allowance of $245,000 and $88,000, at June 30, 2016 and December 31, 2015, respectively.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of June 30, 2016			Total
		Fair value hierarchy			gains/
	Total	Level 1	Level 2	Level 3	(losses)
Assets:
Impaired loans:
One-to-four family residential real estate	$585	$-	$-	$585	$3
Commercial loans	39	-	-	39	(13)
Agriculture loans	448	-	-	448	(206)
Consumer loans	9	-	-	9	2

		As of December 31, 2015			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$266	$-	$-	$266	$(137)
Consumer loans	16	-	-	16	6
Loans held for sale	14,465	-	14,465	-	(10)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of June 30, 2016
Impaired loans:
One-to-four family residential real estate	$585	Sales comparison	Adjustment to appraised value	6%-40%
Commercial loans	39	Sales comparison	Adjustment to appraised value	15%
Agriculture loans	448	Sales comparison	Adjustment to appraised value	20%-50%
Consumer loans	9	Sales comparison	Adjustment to appraised value	0%

As of December 31, 2015
Impaired loans:
One-to-four family residential real estate	$266	Sales comparison	Adjustment to appraised value	0%-40%
Consumer loans	16	Sales comparison	Adjustment to comparable sales	0%

8.	Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2016, the Company and its subsidiary, Landmark National Bank (“the Bank”) meet all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The Basel III Rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The capital conservation buffer increases the common equity Tier 1 capital ratio, Tier 1 capital and total risk based capital ratios as of March 31 of each year until the final level of 2.5% is reached. The Bank made the one-time accumulated other comprehensive income (“AOCI”) opt-out election on its first Call Report filed after January 1, 2015, which allowed banks under $250 billion a one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of capital.

As of June 30, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2016 and December 31, 2015:

(Dollars in thousands)			For capital
	Actual		adequacy purposes*
	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Leverage	$85,237	9.66%	$35,286	4.0%
Common Equity Tier 1 Capital	64,736	11.93%	27,811	5.1%
Tier 1 Capital	85,237	15.71%	35,950	6.6%
Total Risk Based Capital	91,378	16.84%	46,803	8.6%

As of December 31, 2015
Leverage	$80,401	9.43%	$34,092	4.0%
Common Equity Tier 1 Capital	60,375	11.05%	24,584	4.5%
Tier 1 Capital	80,401	14.72%	32,779	6.0%
Total Risk Based Capital	87,214	15.96%	43,706	8.0%

*The ratios for June 30, 2016 include a capital conservation buffer of 0.625%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at June 30, 2016 and December 31, 2015:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes*		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016
Leverage	$83,830	9.53%	$35,198	4.0%	$43,998	5.0%
Common Equity Tier 1 Capital	83,830	15.50%	27,716	5.1%	35,153	6.5%
Tier 1 Capital	83,830	15.50%	35,829	6.6%	43,265	8.0%
Total Risk Based Capital	89,632	16.57%	46,645	8.6%	54,081	10.0%

As of December 31, 2015
Leverage	$79,857	9.40%	$33,993	4.0%	$42,491	5.0%
Common Equity Tier 1 Capital	79,857	14.66%	24,519	4.5%	35,416	6.5%
Tier 1 Capital	79,857	14.66%	32,692	6.0%	43,589	8.0%
Total Risk Based Capital	85,929	15.77%	43,589	8.0%	54,486	10.0%

*The ratios for June 30, 2016 include a capital conservation buffer of 0.625%.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL”. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public entities the amendments of the update are effective beginning January 1, 2020. Management is in the process of evaluating the impact of CECL on the Company’s financial position, results of operations and cash flows as well as its required disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank. Except as otherwise required by the context, references to the “Company”, “we”, “us”, and “our” refer collectively to Landmark Bancorp, Inc. and Landmark National Bank The Company is listed on the Nasdaq Global Market under the symbol “LARK.” The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of holding quality assets while growing our commercial, commercial real estate and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans, gains or losses on investments and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, federal deposit insurance costs, data processing expenses, provision for loan losses and certain other non-interest related expenses.

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

Summary of Results. During the second quarter of 2016, we recorded net earnings of $2.2 million, which was a decrease of $371,000 from the $2.6 million of net earnings in the second quarter of 2015. The decrease in net earnings during the second quarter was primarily the result of an $846,000 decline in gains on sales of loans. Our gains on sales of loans declined during the second quarter of 2016 as a result of the loss of a few mortgage lenders during the quarter.

During the first six months of 2016, we recorded net earnings of $4.5 million, which was a decrease of $871,000 from the $5.4 million of net earnings in the first half of 2015. The decrease in net earnings was partially the result of a $1.7 million recovery on a previously charged-off construction loan, which contributed to an $800,000 credit provision for loan losses during the first six months of 2015 compared to a $350,000 provision for loan losses during the same period of 2016. Gains on sales of loans declined $995,000 during the first six months of 2016 as compared to the same period of 2015.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net earnings:
Net earnings	$2,245	$2,616	$4,522	$5,393
Basic earnings per share (1)	$0.62	$0.75	$1.26	$1.54
Diluted earnings per share (1)	$0.61	$0.72	$1.24	$1.50
Earnings ratios:
Return on average assets (2)	1.00%	1.20%	1.02%	1.25%
Return on average equity (2)	10.48%	13.95%	10.75%	14.67%
Equity to total assets	9.97%	8.45%	9.17%	8.45%
Net interest margin (2) (3)	3.46%	3.56%	3.47%	3.51%
Dividend payout ratio	32.79%	25.00%	32.26%	24.20%

(1) Per share values for the periods ended June 30, 2015 have been adjusted to give effect to the 5% stock dividend paid during December 2015.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income of $7.4 million for the quarter ended June 30, 2016 decreased $21,000, or 0.3%, as compared to the same period of 2015. Interest income on loans decreased $166,000, or 3.0%, to $5.3 million for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015, due to lower tax equivalent yields earned on loans, which decreased to 4.93% from 5.10% over the same periods. Partially offsetting the lower yields was an increase in our average loan balances from $436.8 million during the second quarter of 2015 to $438.3 million during the second quarter of 2016. Interest income on investment securities increased $145,000, or 7.7%, to $2.0 million for the second quarter of 2016, as compared to $1.9 million in the same period of 2015. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $350.8 million during the second quarter of 2015 to $376.0 million during the second quarter of 2016. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield, which increased from 2.57% in the second quarter of 2015 to 2.62% during the second quarter of 2016.

Interest income of $14.5 million for the six months ended June 30, 2016 increased $90,000, or 0.6%, as compared to the same period of 2015. Interest income on loans decreased $152,000, or 1.4%, to $10.5 million for the six months ended June 30, 2016 compared to same period of 2015, due to lower tax equivalent yields earned on loans, which decreased to 4.94% from 5.06% over the same periods. Partially offsetting the lower yields was an increase in our average loan balances from $429.4 million during the first six months of 2015 to $432.1 million during the first six months of 2016. Interest income on investment securities increased $242,000, or 6.4%, to $4.0 million for the first six months of 2016, as compared to $3.8 million in the same period of 2015. The increase in interest income on investment securities was primarily the result of an increase in our tax equivalent yield, which increased from 2.56% in the six months ended June 30, 2015 to 2.64% during the same period of 2016. Also contributing to the higher interest income on investment securities was an increase in our average balance of investment securities from $351.6 million during the first half of 2015 to $367.5 million during the first six months of 2016.

Interest Expense. Interest expense during the quarter ended June 30, 2016 increased $41,000, or 5.3%, to $810,000 as compared to the same period of 2015. Interest expense on interest-bearing deposits increased $15,000, or 5.5%, to $287,000 for the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015, despite lower average balances. Our total cost of interest-bearing deposits increased from 0.19% during the second quarter of 2015 to 0.21% during the second quarter of 2016 as a result of higher rates on our money market and checking accounts as short-term interest rates were higher during the second quarter of 2016 as compared to the same period of 2015. Our average interest-bearing deposit balances decreased from $564.6 million to $561.9 million from the second quarter of 2015 to the second quarter of 2016. For the second quarter of 2016, interest expense on borrowings increased $26,000, or 5.2%, to $523,000 as compared to the same period of 2015, due to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $78.4 million in the second quarter of 2015 to $88.6 million during the same period of 2016. Partially offsetting the increase in average outstanding borrowings was a lower average rate on our borrowings, which decreased from 2.54% in the second quarter of 2015 to 2.38% in second quarter of 2016 as we borrowed on our lower cost lines of credit.

Interest expense during the six months ended June 30, 2016 increased $42,000, or 2.7%, to $1.6 million as compared to the same period of 2015. Interest expense on interest-bearing deposits increased $14,000, or 2.6%, to $564,000 for the six months ended June 30, 2016 as compared to the same period of 2015, despite lower average balances. Our average interest-bearing deposit balances decreased from $566.8 million during the first six months of 2015 to $561.7 million during the first six months of 2016. Our total cost of interest-bearing deposits was flat at 0.20% during the first six months of both 2016 and 2015, despite higher rates on our money market and checking accounts in the first six months of 2016 as short-term interest rates increased. For the first six months of 2016, interest expense on borrowings increased $28,000, or 2.8%, to $1.0 million as compared to the same period of 2015, due to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $74.4 million in the first half of 2015 to $80.5 million during the same period of 2016. Partially offsetting the increase in average outstanding borrowings was a lower average rate on our borrowings, which decreased from 2.68% in the first six month of 2015 to 2.54% in same period of 2016 as we borrowed on our lower cost lines of credit.

Net Interest Income. Net interest income was $6.6 million for the quarter ended June 30, 2016, a decrease of $62,000, or 0.9%, from the second quarter of 2015. Net interest margin, on a tax equivalent basis, decreased from 3.56% in the second quarter of 2015 to 3.46% in the same period of 2016. The decrease in net interest income resulted from lower yields on interest-earning assets and higher rates on interest-bearing deposits and borrowings. Partially offsetting the changes in rates was a 2.8% increase in average interest-earning assets, from $792.5 million in the second quarter of 2015 to $815.1 million in the second quarter of 2016.

Net interest income was $13.0 million for the first six months of 2016, an increase of $48,000, or 0.4%, from the same period of 2015. Net interest margin, on a tax equivalent basis, decreased from 3.51% in the first half of 2015 to 3.47% in the first half of 2016. The increase in net interest income was primarily the result of a 2.2% increase in average interest-earning assets from $786.3 million in the first half of 2015 to $803.5 million in the first six months of 2016.

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

During the second quarter of 2016, we recorded a provision for loan losses of $300,000 compared to $200,000 in the second quarter of 2015. We recorded net loan charge-offs of $517,000 during the second quarter of 2016 compared to net loan charge-offs of $88,000 during the second quarter of 2015. The net loan charge-offs during the second quarter of 2016 were primarily related to the liquidation of the assets securing a previously identified and impaired commercial loan.

During the first six months of 2016, we recorded a provision for loan losses of $350,000 compared to a credit provision for loan losses of $800,000 during the same period of 2015. We recorded net loan charge-offs of $620,000 during the six months ended June 30, 2016 compared to net loan recoveries of $1.5 million during the same period of 2015. The net loan recoveries during the first six months of 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of June 30, 2016, the Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount. The net loan recoveries in the first six months of 2015 were the primary reason for the negative provision for loan losses during the period.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.9 million in the second quarter of 2016, a decrease of $734,000, or 15.7%, compared to the same period of 2015. This change was primarily the result of an $846,000 decline in gains on sales of loans, as the departure of several mortgage lenders affected originations in the second quarter of 2016, and a $229,000 decline in other non-interest income. Included in other non-interest income during the second quarter of 2015 was a gain of $236,000 recorded on the sale of a closed branch facility. Partially offsetting those reductions were $285,000 of gains on sales of investment securities, relating to $11.8 million of municipal bonds that were identified for sale as part of the ongoing review of the portfolio, during the second quarter of 2016. There were no gains on sales of investment securities during the second quarter of 2015.

Total non-interest income was $7.8 million in the first six months of 2016, a decrease of $603,000, or 7.1%, compared to the same period of 2015. The decrease in non-interest income was primarily due to a $995,000 decline in gains on sales of loans, the result of fewer mortgage lenders on staff, and a $260,000 decline in other non-interest income. Included in other non-interest income during the first half of 2015 was a gain of $236,000 on the sale of a closed branch facility. Partially offsetting those reductions were $297,000 of gains on sales of $13.6 million of investment securities during the first half of 2016. During the first six months of 2015, a loss of $254,000 on sales of investment securities was incurred due primarily to the sale of a portion of our agency mortgage-backed investment securities portfolio to reduce exposure to rising interest rates.

Non-interest Expense. Non-interest expense decreased $232,000, or 3.1%, to $7.2 million for the second quarter of 2016 compared to $7.4 million for the second quarter of 2015, primarily as a result of decreases of $249,000 in other non-interest expense and $68,000 in compensation and benefits. The decrease in other non-interest expense reflects a $163,000 impairment of the residual real estate collateral associated with an affordable housing investment that was recorded in the second quarter of 2015 and reduced mortgage banking activity in the second quarter of 2016, which also reduced compensation and benefits. The affordable housing investment had a residual equity value which was determined to be impaired based upon an updated appraisal. The Company does not have any other affordable housing investments which include residual equity values. Those decreases were partially offset by increases of $41,000 in advertising and $31,000 in foreclosure and other real estate expense. The increase in advertising expense reflected costs associated with our deposit programs, while the increase in foreclosure and real estate owned expense was primarily related to real estate owned properties added during the second quarter of 2016.

Non-interest expense decreased $181,000, or 1.2%, to $14.4 million for the first six months of 2016 compared to $14.6 million for the first six months of 2015. The decrease was primarily the result of a $287,000 decrease in other non-interest expense, reflecting a $163,000 impairment of the residual real estate collateral associated with an affordable housing investment that was recorded in 2015, as well as the reduced mortgage banking activity in the first six months of 2016. Those decreases were partially offset by increases of $83,000 in advertising and $71,000 in foreclosure and other real estate expense.  The increase in advertising expense reflected costs associated with our deposit programs, while the increase in foreclosure and real estate owned expense was primarily related to real estate owned properties added during the first six months of 2016.

Income Tax Expense. During the second quarter of 2016, we recorded income tax expense of $754,000, compared to $1.0 million during the same period of 2015. The effective tax rate decreased from 28.6% in the second quarter of 2015 to 25.1% in the second quarter of 2016 as a result of a decline in earnings before income taxes and higher tax exempt income.

During the first six months of 2016, we recorded income tax expense of $1.6 million, compared to $2.2 million during the same period of 2015. The effective tax rate decreased from 29.1% in the first half of 2015 to 25.7% in the same period of 2016 as a result of a decline in earnings before income taxes and higher tax exempt income.

Financial Condition. Despite measured improvement in certain metrics, general uncertainty with respect to economic conditions in the United States continues to affect our asset quality and performance. Although the geographic markets in which the Company operates have been impacted by these economic conditions in recent years, the effect has generally not been as severe as those experienced in some areas of the United States. In addition, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Despite a few problem loans that management continues to work to resolve, our asset quality has generally improved over the past few years. Outside of identified problem assets, management believes that the Company continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $896.3 million at June 30, 2016, compared to $878.4 million at December 31, 2015. The increase in our total assets was primarily the result of increases in our investment securities and loans. Investment securities increased from $353.4 million at December 31, 2015 to $366.6 million at June 30, 2016 as a result of the purchase of additional investment securities during the first half of 2016. Loans increased from $419.9 million at December 31, 2015 to $430.0 million at June 30, 2016 primarily as a result of increases in our agriculture loans.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At June 30, 2016, our allowance for loan losses totaled $5.7 million or 1.30% of gross loans outstanding, as compared to $5.9 million, or 1.39% of gross loans outstanding, at December 31, 2015.

The decline in our allowance for loan losses during the first six months of 2016 was primarily related to the allowance for loan losses required on our one-to-four family residential real estate loans. The decline in our allowance for one-to-four family residential real estate loans resulted from lower historical loss rates and a decrease in the adjustments for qualitative and environmental factors.

As of June 30, 2016 and December 31, 2015, approximately $21.9 million and $15.3 million, respectively, of loans were assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though the borrowers of such loans were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at June 30, 2016 and December 31, 2015, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.2 million, or 0.27% of gross loans, at June 30, 2016 compared to $1.4 million, or 0.33% of gross loans, at December 31, 2015. At June 30, 2016, $2.6 million in loans were on non-accrual status, or 0.60% of gross loans, compared to $2.2 million, or 0.51% of gross loans, at December 31, 2015. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. One loan totaling $218,000 or 0.05% of gross loans was 90 or more days delinquent and accruing interest at June 30, 2016, compared to no loans being 90 or more days delinquent and accruing interest at December 31, 2015. Our impaired loans totaled $7.1 million at June 30, 2016 compared to $6.8 million at December 31, 2015. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2016 was related to TDRs that were accruing interest but still classified as impaired.

At June 30, 2016, the Company had ten loan relationships consisting of fourteen outstanding loans that were classified as TDRs. During the second quarter of 2016, the Company classified a $8,000 commercial loan as a TDR after modifying the payment to interest only. Also during the second quarter of 2016 the Company classified a $188,000 one-to-four family residential real estate loan as a TDR after agreeing to a loan modification which adjusted the payment schedule. Since all of the loans were adequately secured, no charge-offs or provision for loan losses were recorded against the principal as of June 30, 2016. No loan modifications were classified as TDRs during the first quarter of 2016. During the second quarter of 2015, the Company classified a commercial loan relationship consisting of $2.7 million in real estate and land loans as a TDR after agreeing to a bankruptcy plan with the borrower. The bankruptcy plan restarted the amortization period of the loans which extended the maturities of the loans. During the first quarter of 2015, the Company classified a $44,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans. During the first six months of 2016, a $56,000 one-to-four family residential real estate loan and a $25,000 agriculture loan, which were both classified as TDRs during 2015, were paid off.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $894,000 in total deposits during the first six months of 2016, to $715.6 million at June 30, 2016, from $714.7 million at December 31, 2015. The increase in deposits was primarily due to higher balances in non-interest bearing demand deposits, savings accounts and certificates of deposits. Money market and checking account balances decreased by $17.3 million between December 31, 2015 and June 30, 2016, due primarily to a seasonal decline in public fund balances. Total borrowings increased $10.0 million to $80.7 million at June 30, 2016, from $70.7 million at December 31, 2015. The increase in borrowings was used to fund the purchase of investment securities and to fund loan growth.

Non-interest-bearing demand deposits at June 30, 2016, were $151.0 million, or 21.1% of total deposits, compared to $143.6 million, or 20.1% of total deposits, at December 31, 2015. Money market and checking deposit accounts were 45.9% of our deposit portfolio and totaled $328.8 million at June 30, 2016, compared to $346.1 million, or 48.4% of total deposits, at December 31, 2015. Savings accounts increased to $87.1 million, or 7.4% of deposits, at June 30, 2016, from $81.1 million, or 13.3% of total deposits, at December 31, 2015. Certificates of deposit totaled $148.7 million, or 20.8% of deposits, at June 30, 2016, compared to $143.9 million, or 20.1% of total deposits, at December 31, 2015.

Certificates of deposit at June 30, 2016, scheduled to mature in one year or less, totaled $98.9 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Cash Flows. During the six months ended June 30, 2016, our cash and cash equivalents increased by $748,000. Our operating activities provided cash of $7.1 million during the first half of 2016, primarily due to a decrease in loans held for sale. Our investing activities used net cash of $17.1 million during the first six months of 2016, primarily as a result of funding loans and purchasing more investment securities than were sold or matured over the same time period. Financing activities provided net cash of $10.8 million during the first half of 2016, primarily as a result of increased borrowings which were used to fund the investment purchases and loan growth.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $380.9 million at June 30, 2016 and $367.0 million at December 31, 2015. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At June 30, 2016, we had outstanding FHLB advances of $35.0 million and $13.0 million borrowed against our line of credit with the FHLB. At June 30, 2016, we had collateral pledged to the FHLB that would allow us to borrow an additional $37.4 million, subject to FHLB credit requirements and policies. At June 30, 2016, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $17.1 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $50.0 million in available credit under which we had no outstanding borrowings at June 30, 2016. At June 30, 2016, we had subordinated debentures totaling $21.2 million and other borrowings of $11.5 million, which consisted of repurchase agreements. At June 30, 2016, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2016, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, with which the Company was in compliance at June 30, 2016.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.7 million at June 30, 2016.

At June 30, 2016, we had outstanding loan commitments, excluding standby letters of credit, of $73.2 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The Basel III Rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The Bank made the one-time AOCI opt-out election on its first Call Report filed after January 1, 2015, which allowed banks under $250 billion a one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of capital. As of June 30, 2016 and December 31, 2015, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of June 30, 2016, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended June 30, 2016, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions will have to maintain 2.5% in common equity tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. This buffer is to be phased in over three years beginning in 2016. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2016. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2016, approximately $19.4 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

Average Assets/Liabilities. The following tables reflect the tax-equivalent yields earned on average interest-earning assets and costs of average interest-bearing liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	June 30, 2016			June 30, 2015
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$817	$1	0.49%	$4,979	$3	0.24%
Investment securities (1)	375,976	2,453	2.62%	350,754	2,247	2.57%
Loans receivable, net (2)	438,261	5,375	4.93%	436,781	5,548	5.10%
Total interest-earning assets	815,054	7,829	3.86%	792,514	7,798	3.95%
Non-interest-earning assets	85,276			85,357
Total	$900,330			$877,871

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$332,109	$116	0.14%	$324,741	$78	0.10%
Savings accounts	86,863	7	0.03%	79,032	6	0.03%
Time deposit	142,948	164	0.46%	160,829	188	0.47%
Total deposits	561,920	287	0.21%	564,602	272	0.19%
FHLB advances and other borrowings	88,560	523	2.38%	78,445	497	2.54%
Total interest-bearing liabilities	650,480	810	0.50%	643,047	769	0.48%
Non-interest-bearing liabilities	163,718			159,627
Stockholders' equity	86,132			75,197
Total	$900,330			$877,871

Interest rate spread (3)			3.36%			3.47%
Net interest margin (4)		$7,019	3.46%		$7,029	3.56%
Tax-equivalent interest - imputed		457			405
Net interest income		$6,562			$6,624

Ratio of average interest-earning assets to average interest-bearing liabilities			125.3%			123.2%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2016			June 30, 2015
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$3,875	$10	0.52%	$5,249	$7	0.27%
Investment securities (1)	367,535	4,819	2.64%	351,610	4,457	2.56%
Loans receivable, net (2)	432,137	10,611	4.94%	429,420	10,770	5.06%
Total interest-earning assets	803,547	15,440	3.86%	786,279	15,234	3.91%
Non-interest-earning assets	85,168			84,849
Total	$888,715			$871,128

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$333,231	$221	0.13%	$324,997	$154	0.10%
Savings accounts	85,143	13	0.03%	78,264	12	0.03%
Time deposit	143,304	330	0.46%	163,506	384	0.47%
Total deposits	561,678	564	0.20%	566,767	550	0.20%
FHLB advances and other borrowings	80,499	1,016	2.54%	74,421	988	2.68%
Total interest-bearing liabilities	642,177	1,580	0.49%	641,188	1,538	0.48%
Non-interest-bearing liabilities	161,982			155,801
Stockholders' equity	84,556			74,139
Total	$888,715			$871,128

Interest rate spread (3)			3.37%			3.43%
Net interest margin (4)		$13,860	3.47%		$13,696	3.51%
Tax-equivalent interest - imputed		894			778
Net interest income		$12,966			$12,918

Ratio of average interest-earning assets to average interest-bearing liabilities			125.1%			122.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2016 vs 2015			2016 vs 2015
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$8	$(10)	$(2)	$(1)	$4	$3
Investment securities	162	44	206	214	148	362
Loans	20	(193)	(173)	58	(217)	(159)
Total	190	(159)	31	271	(65)	206
Interest expense:
Deposits	(1)	16	15	14	-	14
Other borrowings	51	(25)	26	78	(50)	28
Total	50	(9)	41	92	(50)	42
Net interest income	$140	$(150)	$(10)	$179	$(15)	$164

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2016, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(873)	(3.4)%
100 basis point rising	$(461)	(1.8)%
100 basis point falling	$(178)	(0.7)%
200 basis point falling	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy and international economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, as well as rules adopted by the federal bank regulatory agencies to implement Basel III) and the effects of increases in Federal Deposit Insurance Corporation premiums.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
•	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of cyber-attacks.
•	The effects of declines in real estate markets.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 4.1	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to the registrant’s Form S-8 filed with the Commission on May 16, 2016 (SEC file no. 333-211399))
Exhibit 4.2	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to the registrant’s Form S-8 filed with the Commission on May 16, 2016 (SEC file no. 333-211399))
Exhibit 4.3	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the registrant’s Form S-8 filed with the Commission on May 16, 2016 (SEC file no. 333-211399))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2016 and June 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015; (v) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2016 and June 30, 2015; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 5, 2016	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: August 5, 2016	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer

