Form 10-Q
period 2016-09-30
LANDMARK BANCORP INC
filed 2016-11-10
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of November 9, 2016, the issuer had outstanding 3,674,261 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and cash equivalents	$17,650	$13,569
Investment securities available-for-sale, at fair value	374,426	353,438
Bank stocks, at cost	4,869	4,497
Loans, net of allowance for loans losses of $5,507 and $5,922	430,054	419,923
Loans held for sale, net	9,098	14,465
Premises and equipment, net	20,607	20,958
Bank owned life insurance	18,196	18,164
Goodwill	17,532	17,532
Other intangible assets, net	4,042	4,304
Real estate owned, net	1,178	1,000
Accrued interest and other assets	10,032	10,526
Total assets	$907,684	$878,376

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$159,398	$143,616
Money market and checking	322,344	346,106
Savings	87,686	81,062
Time	146,283	143,943
Total deposits	715,711	714,727

Federal Home Loan Bank borrowings	52,700	37,600
Subordinated debentures	21,234	21,084
Other borrowings	12,525	11,974
Accrued interest, taxes, and other liabilities	15,728	12,421
Total liabilities	817,898	797,806

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,661,355 and 3,531,036 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	36	35
Additional paid-in capital	47,295	45,372
Retained earnings	37,437	32,988
Accumulated other comprehensive income	5,018	2,175
Total stockholders’ equity	89,786	80,570

Total liabilities and stockholders’ equity	$907,684	$878,376

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans:
Taxable	$5,330	$5,189	$15,750	$15,745
Tax-exempt	62	68	189	211
Investment securities:
Taxable	1,089	1,115	3,424	3,458
Tax-exempt	869	828	2,533	2,242
Total interest income	7,350	7,200	21,896	21,656
Interest expense:
Deposits	285	265	849	815
Borrowings	513	508	1,529	1,496
Total interest expense	798	773	2,378	2,311
Net interest income	6,552	6,427	19,518	19,345
Provision for loan losses	150	100	500	(700)
Net interest income after provision for loan losses	6,402	6,327	19,018	20,045
Non-interest income:
Fees and service charges	1,873	1,922	5,449	5,417
Gains on sales of loans, net	1,219	2,013	4,418	6,207
Bank owned life insurance	125	131	390	376
Gains (losses) on sales of investment securities, net	261	135	558	(119)
Other	264	275	769	1,040
Total non-interest income	3,742	4,476	11,584	12,921

Non-interest expense:
Compensation and benefits	3,903	3,885	11,481	11,451
Occupancy and equipment	1,131	1,073	3,242	3,203
Amortization of intangibles	373	340	1,041	1,021
Data processing	369	352	1,026	1,041
Professional fees	258	233	759	726
Advertising	166	184	498	433
Federal deposit insurance premiums	75	97	295	321
Foreclosure and real estate owned expense	60	10	176	55
Other	1,059	1,134	3,249	3,611
Total non-interest expense	7,394	7,308	21,767	21,862
Earnings before income taxes	2,750	3,495	8,835	11,104
Income tax expense	656	966	2,219	3,182
Net earnings	$2,094	$2,529	$6,616	$7,922
Earnings per share:
Basic (1)	$0.57	$0.72	$1.83	$2.26
Diluted (1)	$0.56	$0.70	$1.80	$2.19
Dividends per share (1)	$0.20	$0.18	$0.60	$0.54

(1) Per share amounts for the periods ended September 30, 2015 have been adjusted to give effect to the 5% stock dividend paid during December 2015.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2016	2015	2016	2015

Net earnings	$2,094	$2,529	$6,616	$7,922

Net unrealized holding (losses) gains on available-for-sale securities	(2,073)	3,216	5,088	1,894
Reclassification adjustment for net (gains) losses included in earnings	(261)	(135)	(558)	119
Net unrealized (losses) gains	(2,334)	3,081	4,530	2,013
Income tax effect on net gains (losses) included in earnings	97	50	206	(44)
Income tax effect on net unrealized holding losses (gains)	760	(1,190)	(1,893)	(697)
Other comprehensive (loss) income	(1,477)	1,941	2,843	1,272

Total comprehensive income	$617	$4,470	$9,459	$9,194

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total

Balance at January 1, 2015	$33	$40,473	$29,321	$1,818	$71,645
Net earnings	-	-	7,922	-	7,922
Other comprehensive income	-	-	-	1,272	1,272
Dividends paid ($0.54 per share)	-	-	(1,903)	-	(1,903)
Stock-based compensation	-	16	-	-	16
Exercise of stock options, 7,941 shares, including excess tax benefit of $5	-	129	-	-	129
Balance at September 30, 2015	$33	$40,618	$35,340	$3,090	$79,081

Balance at January 1, 2016	$35	$45,372	$32,988	$2,175	$80,570
Net earnings	-	-	6,616	-	6,616
Other comprehensive income	-	-	-	2,843	2,843
Dividends paid ($0.60 per share)	-	-	(2,167)	-	(2,167)
Stock-based compensation	-	23	-	-	23
Exercise of stock options, 117,919 shares, including excess tax benefit of $266	1	1,900	-	-	1,901
Balance at September 30, 2016	$36	$47,295	$37,437	$5,018	$89,786

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$6,616	$7,922
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	500	(700)
Amortization of investment security premiums, net	1,238	1,154
Amortization of purchase accounting adjustment on loans	(75)	(459)
Amortization of purchase accounting adjustment on subordinated debentures	150	150
Amortization of intangibles	1,041	1,021
Depreciation	866	869
Increase in cash surrender value of bank owned life insurance	(390)	(376)
Stock-based compensation	23	16
Deferred income taxes	594	215
Net (gains) losses on sales of investment securities	(558)	119
Impairment of affordable housing investment	-	163
Net loss (gain) on sales of premises, equipment and real estate owned	89	(240)
Net gains on sales of loans	(4,418)	(6,207)
Proceeds from sales of loans	173,967	229,162
Origination of loans held for sale	(164,182)	(221,309)
Changes in assets and liabilities:
Accrued interest and other assets	(2,305)	(2,448)
Accrued expenses, taxes, and other liabilities	1,764	1,232
Net cash provided by operating activities	14,920	10,284
Cash flows from investing activities:
Net (increase) decrease in loans	(11,650)	523
Maturities and prepayments of investment securities	32,061	45,957
Purchases of investment securities	(62,230)	(75,238)
Proceeds from sales of investment securities	14,326	30,610
Redemption of bank stocks	4,686	8,774
Purchase of bank stocks	(5,058)	(9,243)
Proceeds from sales of premises and equipment and foreclosed assets	813	537
Proceeds from bank owned life insurance	358	-
Purchases of premises and equipment, net	(518)	(1,049)
Net cash (used in) provided by investing activities	(27,212)	871
Cash flows from financing activities:
Net increase (decrease) in deposits	988	(17,012)
Federal Home Loan Bank advance borrowings	276,833	220,326
Federal Home Loan Bank advance repayments	(261,733)	(215,279)
Proceeds from other borrowings	551	3,158
Repayments on other borrowings	-	(660)
Proceeds from exercise of stock options, including excess tax benefit	1,901	129
Payment of dividends	(2,167)	(1,903)
Net cash provided by (used in) financing activities	16,373	(11,241)
Net increase (decrease) in cash and cash equivalents	4,081	(86)
Cash and cash equivalents at beginning of period	13,569	12,760
Cash and cash equivalents at end of period	$17,650	$12,674

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$510	$2,190
Cash paid for interest	2,254	2,173

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	1,077	94
Investment securities purchases not yet settled	(1,295)	(4,094)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its subsidiary, Landmark National Bank (the “Bank”), have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements and should be read in conjunction with the Company’s most recent annual report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the nine months ended September 30, 2016 are not necessarily indicative of the results expected for the year ending December 31, 2016 or for any other period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Investments

A summary of investment securities available-for-sale is as follows:

	As of September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,008	$22	$-	$6,030
U. S. federal agency obligations	27,188	167	(6)	27,349
Municipal obligations, tax-exempt	160,122	3,907	(181)	163,848
Municipal obligations, taxable	71,680	1,949	(1)	73,628
Agency mortgage-backed securities	91,331	1,580	(42)	92,869
Common stocks	458	544	-	1,002
Certificates of deposit	9,700	-	-	9,700
Total	$366,487	$8,169	$(230)	$374,426

	As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,517	$1	$(1)	$6,517
U. S. federal agency obligations	30,064	43	(187)	29,920
Municipal obligations, tax-exempt	135,341	2,671	(71)	137,941
Municipal obligations, taxable	81,999	472	(581)	81,890
Agency mortgage-backed securities	85,829	391	(235)	85,985
Common stocks	580	906	-	1,486
Certificates of deposit	9,699	-	-	9,699
Total	$350,029	$4,484	$(1,075)	$353,438

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2016 and December 31, 2015. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of September 30, 2016
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	3	$6,198	$(6)	$-	$-	$6,198	$(6)
Municipal obligations, tax-exempt	78	27,441	(181)	-	-	27,441	(181)
Municipal obligations, taxable	2	567	(1)	-	-	567	(1)
Agency mortgage-backed securities	19	10,936	(42)	-	-	10,936	(42)
Total	102	$45,142	$(230)	$-	$-	$45,142	$(230)

		As of December 31, 2015
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	2	$3,542	$(1)	$-	$-	$3,542	$(1)
U. S. federal agency obligations	18	23,015	(163)	1,976	(24)	24,991	(187)
Municipal obligations, tax-exempt	47	11,328	(53)	2,132	(18)	13,460	(71)
Municipal obligations, taxable	105	38,605	(494)	5,068	(87)	43,673	(581)
Agency mortgage-backed securities	40	29,814	(166)	2,925	(69)	32,739	(235)
Total	212	$106,304	$(877)	$12,101	$(198)	$118,405	$(1,075)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of September 30, 2016, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of the date of the respective table.

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

The table below of the amortized cost and estimated fair value of investment securities includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. The amortized cost and fair value of investment securities at September 30, 2016 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$25,963	$26,067
Due after one year but within five years	182,604	184,791
Due after five years but within ten years	89,280	92,434
Due after ten years	68,182	70,132
Common stocks	458	1,002
Total	$366,487	$374,426

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows for the periods indicated:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Sales proceeds	$708	$11,541	$14,326	$30,610

Realized gains	$261	$206	$573	$230
Realized losses	-	(71)	(15)	(349)
Net realized gains (losses)	$261	$135	$558	$(119)

Securities with carrying values of $204.5 million and $171.6 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at September 30, 2016 and December 31, 2015, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2016	2015

One-to-four family residential real estate	$133,714	$131,930
Construction and land	16,084	15,043
Commercial real estate	116,395	118,983
Commercial loans	61,580	61,300
Agriculture loans	80,632	71,030
Municipal loans	7,132	7,635
Consumer loans	20,038	19,895
Total gross loans	435,575	425,816
Net deferred loan (fees) costs and loans in process	(14)	29
Allowance for loan losses	(5,507)	(5,922)
Loans, net	$430,054	$419,923

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class:

	Three and nine months ended September 30, 2016
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at July 1, 2016	$584	$89	$1,776	$1,393	$1,600	$23	$187	$5,652
Charge-offs	(14)	-	-	-	(215)	-	(89)	(318)
Recoveries	3	-	-	9	-	-	11	23
Provision for loan losses	36	(7)	(40)	(28)	88	-	101	150
Balance at September 30, 2016	609	82	1,736	1,374	1,473	23	210	5,507

Balance at January 1, 2016	$925	$77	$1,740	$1,530	$1,428	$23	$199	$5,922
Charge-offs	(14)	-	-	(306)	(298)	-	(374)	(992)
Recoveries	8	-	-	29	-	6	34	77
Provision for loan losses	(310)	5	(4)	121	343	(6)	351	500
Balance at September 30, 2016	609	82	1,736	1,374	1,473	23	210	5,507

	Three and nine months ended September 30, 2015
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at July 1, 2015	$1,325	$99	$1,539	$1,756	$1,102	$21	$176	$6,018
Charge-offs	(48)	-	-	(68)	-	-	(88)	(204)
Recoveries	3	2	-	10	-	-	7	22
Provision for loan losses	(172)	(3)	129	(113)	144	1	114	100
Balance at September 30, 2015	1,108	98	1,668	1,585	1,246	22	209	5,936

Balance at January 1, 2015	$755	$762	$1,832	$836	$915	$51	$169	$5,320
Charge-offs	(57)	-	-	(78)	-	(88)	(230)	(453)
Recoveries	8	1,721	2	13	-	-	25	1,769
Provision for loan losses	402	(2,385)	(166)	814	331	59	245	(700)
Balance at September 30, 2015	1,108	98	1,668	1,585	1,246	22	209	5,936

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class and allowance methodology:

	As of September 30, 2016
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	-	-	-	13	2	-	22	37
Collectively evaluated for loss	609	82	1,736	1,361	1,471	23	188	5,470
Total	609	82	1,736	1,374	1,473	23	210	5,507

Loan balances:
Individually evaluated for loss	309	2,006	2,517	114	675	345	110	6,076
Collectively evaluated for loss	133,405	14,078	113,878	61,466	79,957	6,787	19,928	429,499
Total	$133,714	$16,084	$116,395	$61,580	$80,632	$7,132	$20,038	$435,575

	As of December 31, 2015
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	78	-	-	-	-	-	10	88
Collectively evaluated for loss	847	77	1,740	1,530	1,428	23	189	5,834
Total	925	77	1,740	1,530	1,428	23	199	5,922

Loan balances:
Individually evaluated for loss	752	2,220	2,429	620	189	591	36	6,837
Collectively evaluated for loss	131,178	12,823	116,554	60,680	70,841	7,044	19,859	418,979
Total	$131,930	$15,043	$118,983	$61,300	$71,030	$7,635	$19,895	$425,816

The Company recorded net loan charge-offs of $915,000 during the first nine months of 2016 compared to net loan recoveries of $1.3 million during the first nine months of 2015. The net loan charge-offs during the first nine months of 2016 were primarily related to an agriculture loan relationship which was subject to a trouble debt restructuring (“TDR”) and the liquidation of the assets securing a previously identified and impaired commercial loan. The charge-off associated with this commercial loan exceeded the related allowance recorded at March 31, 2016, which contributed to the provision for loan losses during the second quarter of 2016. The net loan recoveries during the first nine months of 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of September 30, 2016, the Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount.

The Company’s impaired loans decreased from $6.8 million at December 31, 2015 to $6.1 million at September 30, 2016. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2016 and December 31, 2015, was related to TDRs that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the nine months ended September 30, 2016 and 2015.

The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2016
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$309	$309	$309	$-	$-	$323	$6
Construction and land	3,741	2,006	2,006	-	-	2,101	56
Commercial real estate	2,517	2,517	2,517	-	-	2,618	383
Commercial loans	114	114	62	52	13	138	2
Agriculture loans	891	676	224	452	2	686	4
Municipal loans	345	345	345	-	-	456	10
Consumer loans	110	110	62	48	22	116	-
Total impaired loans	$8,027	$6,077	$5,525	$552	$37	$6,438	$461

(Dollars in thousands)	As of December 31, 2015
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$752	$752	$408	$344	$78	$1,041	$-
Construction and land	3,955	2,220	2,220	-	-	2,389	88
Commercial real estate	2,429	2,429	2,429	-	-	2,484	175
Commercial loans	637	620	620	-	-	634	3
Agriculture loans	189	189	189	-	-	188	3
Municipal loans	591	591	591	-	-	631	19
Consumer loans	36	36	10	26	10	41	-
Total impaired loans	$8,589	$6,837	$6,467	$370	$88	$7,408	$288

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at September 30, 2016 or December 31, 2015.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of September 30, 2016
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	$263	$120	$-	$383	$122	$505	$133,209
Construction and land	4	-	-	4	602	606	15,478
Commercial real estate	332	90	-	422	237	659	115,736
Commercial loans	256	-	-	256	90	346	61,234
Agriculture loans	83	-	-	83	631	714	79,918
Municipal loans	-	-	-	-	-	-	7,132
Consumer loans	88	10	-	98	110	208	19,830
Total	$1,026	$220	$-	$1,246	$1,792	$3,038	$432,537

Percent of gross loans	0.24%	0.05%	0.00%	0.29%	0.41%	0.70%	99.30%

(Dollars in thousands)	As of December 31, 2015
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	$70	$712	$-	$782	$749	$1,531	$130,399
Construction and land	4	-	-	4	614	618	14,425
Commercial real estate	240	-	-	240	47	287	118,696
Commercial loans	90	40	-	130	583	713	60,587
Agriculture loans	174	5	-	179	139	318	70,712
Municipal loans	-	-	-	-	-	-	7,635
Consumer loans	65	2	-	67	36	103	19,792
Total	$643	$759	$-	$1,402	$2,168	$3,570	$422,246

Percent of gross loans	0.15%	0.18%	0.00%	0.33%	0.51%	0.84%	99.16%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2016 and 2015 would have increased interest income by $43,000 and $121,000, respectively. No interest income related to non-accrual loans was included in interest income for the nine months ended September 30, 2016 and 2015.

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

The following table provides information on the Company’s risk categories by loan class:

	As of September 30, 2016		As of December 31, 2015
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$133,069	$645	$130,575	$1,355
Construction and land	15,267	817	14,429	614
Commercial real estate	107,317	9,078	111,016	7,967
Commercial loans	58,379	3,201	58,862	2,438
Agriculture loans	74,039	6,593	68,186	2,844
Municipal loans	7,132	-	7,635	-
Consumer loans	19,913	125	19,839	56
Total	415,116	20,459	410,542	15,274

At September 30, 2016, the Company had eleven loan relationships consisting of seventeen outstanding loans that were classified as TDRs. During the third quarter of 2016, the Company classified a $302,000 agriculture loan relationship consisting of three loans as a TDR after extending the maturities of the loans. The collateral securing the loans was deemed to be insufficient, resulting in a charge-off of $215,000. During the second quarter of 2016, the Company classified an $8,000 commercial loan as a TDR after modifying the payments to interest only. Also during the second quarter of 2016, the Company classified an $188,000 one-to-four family residential real estate loan as a TDR after agreeing to a loan modification which adjusted the payment schedule. No loan modifications were classified as TDRs during the first quarter of 2016. The Company recorded charge-offs of $215,000 and a provision for loan loss of $2,000 against TDRs during the three and nine months ended September 30, 2016. No loan modifications were classified as TDRs during the third quarter of 2015. During the second quarter of 2015, the Company classified a commercial loan relationship consisting of $2.7 million in real estate and land loans as a TDR after agreeing to a bankruptcy plan with the borrower. The bankruptcy plan restarted the amortization period of the loans which extended the maturities of the loans. During the first quarter of 2015, the Company classified a $44,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans. During the first nine months of 2016, a $56,000 one-to-four family residential real estate loan and a $25,000 agriculture loan, which were both classified as TDRs during 2015, were paid off. During the first nine months of 2015, a land loan relationship consisting of three loans totaling $1.6 million, which was previously classified as a TDR during 2012, was paid off with proceeds from the sale of assets and a new loan on the remaining assets was originated at market terms. The Company did not record any charge-offs or provision for loan losses during the three and nine months ended September 30, 2015.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of September 30, 2016 and 2015. At September 30, 2016, there was a commitment of $84,000 to lend additional funds on one construction and land loan classified as a TDR. The Company had no allowance recorded against loans classified as TDRs at September 30, 2016 or December 31, 2015. There were no loans modified as TDRs in the process of foreclosure at September 30, 2016 or December 31, 2015.

The following table presents information on loans that are classified as TDRs:

	As of September 30, 2016			As of December 31, 2015
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$187	2	$55	$3
Construction and land	4	590	1,404	4	600	1,606
Commercial real estate	3	-	2,280	3	-	2,382
Commercial loans	2	-	24	1	-	37
Agriculture	4	302	45	2	-	50
Municipal loans	2	-	345	2	-	591
Total troubled debt restructurings	17	$892	$4,285	14	$655	$4,669

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2015 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first nine months of 2016 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of September 30, 2016
	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Core deposit intangible assets	$2,067	$(1,071)	$-	$996
Lease intangible asset	350	(132)	-	218
Mortgage servicing rights	5,655	(2,827)	-	2,828
Total other intangible assets	$8,072	$(4,030)	$-	$4,042

(Dollars in thousands)	As of December 31, 2015
	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Core deposit intangible assets	$2,067	$(855)	$-	$1,212
Lease intangible asset	350	(98)	-	252
Mortgage servicing rights	5,322	(2,482)	-	2,840
Total other intangible assets	$7,739	$(3,435)	$-	$4,304

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2016 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2016	$77
2017	289
2018	252
2019	214
2020	177
Thereafter	205
Total	$1,214

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	September 30,	December 31,
	2016	2015
FHLMC	$473,896	$444,714
FHLB	12,055	14,039

Custodial escrow balances maintained in connection with serviced loans were $7.2 million and $3.5 million at September 30, 2016 and December 31, 2015, respectively. Gross service fee income related to such loans was $308,000 and $285,000 for the three months ended September 30, 2016 and 2015, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $912,000 and $808,000 for the nine months ended September 30, 2016 and 2015, respectively.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Mortgage servicing rights:
Balance at beginning of period	$2,851	$2,729	$2,840	$2,477
Additions	268	328	780	1,038
Amortization	(291)	(233)	(792)	(691)
Balance at end of period	$2,828	$2,824	$2,828	$2,824

The fair value of mortgage servicing rights was $4.1 million and $4.6 million at September 30, 2016 and December 31, 2015, respectively. Fair value at September 30, 2016 was determined using discount rates ranging from 9.50% to 9.51%; prepayment speeds ranging from 5.50% to 15.09%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.20%. Fair value at December 31, 2015 was determined using discount rates ranging from 9.50% to 10.00%; prepayment speeds ranging from 5.15% to 33.78%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.25%.

The Company had a mortgage repurchase reserve of $361,000 and $351,000 at September 30, 2016 and December 31, 2015, respectively, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first nine months of 2016 and 2015. The Company had no losses or recoveries during the three months ended September 30, 2016 and recovered $10,000 of losses against the mortgage repurchase reserve during the nine months ended September 30, 2016. As of September 30, 2016, the Company did not have any outstanding mortgage repurchase requests.

5.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share amounts)	September 30		September 30
	2016	2015	2016	2015
Net earnings	$2,094	$2,529	$6,616	$7,922

Weighted average common shares outstanding - basic (1)	3,645,618	3,506,440	3,605,509	3,504,487
Assumed exercise of stock options (1)	69,165	115,397	67,129	101,674
Weighted average common shares outstanding - diluted (1)	3,714,783	3,621,837	3,672,638	3,611,251
Net earnings per share (1):
Basic	$0.57	$0.72	$1.83	$2.26
Diluted	$0.56	$0.70	$1.80	$2.19

(1) Share and per share values for the periods ended September 30, 2015 have been adjusted to give effect to the 5% stock dividend paid during December 2015.

The diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015 include all unexercised stock options because no stock options were anti-dilutive during such periods.

6.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances of and collateral for the Company’s repurchase agreements:

	As of September 30, 2016
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,046	$-	$-	$-	$5,046
Agency mortgage-backed securities	7,479	-	-	-	7,479
Total	$12,525	$-	$-	$-	$12,525

	As of December 31, 2015
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,810	$-	$-	$-	$5,810
Agency mortgage-backed securities	6,164	-	-	-	6,164
Total	$11,974	$-	$-	$-	$11,974

Repurchase agreements are comprised of non-insured customer funds, totaling $12.5 million at September 30, 2016, and $12.0 million at December 31, 2015, which were secured by $16.7 million and $15.7 million of the Company’s investment portfolio at the same dates, respectively.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2016 and December 31, 2015, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of September 30, 2016
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$17,650	$17,650	$-	$-	$17,650
Investment securities available-for-sale	374,426	7,032	367,394	-	374,426
Bank stocks, at cost	4,869	n/a	n/a	n/a	n/a
Loans, net	430,054	-	-	431,408	431,408
Loans held for sale, net	9,098	-	9,098	-	9,098
Derivative financial instruments	553	-	553	-	553
Accrued interest receivable	4,160	11	1,901	2,248	4,160

Financial liabilities:
Non-maturity deposits	$(569,428)	$(569,428)	$-	$-	(569,428)
Time deposits	(146,283)	-	(145,631)	-	(145,631)
FHLB borrowings	(52,700)	-	(53,708)	-	(53,708)
Subordinated debentures	(21,234)	-	(18,906)	-	(18,906)
Other borrowings	(12,525)	-	(12,525)	-	(12,525)
Accrued interest payable	(265)	-	(265)	-	(265)

	As of December 31, 2015
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,569	$13,569	$-	$-	$13,569
Investment securities available-for-sale	353,438	8,003	345,435	-	353,438
Bank stocks, at cost	4,497	n/a	n/a	n/a	n/a
Loans, net	419,923	-	-	420,061	420,061
Derivative financial instruments	797	-	797	-	797
Accrued interest receivable	4,002	22	2,117	1,863	4,002

Financial liabilities:
Non-maturity deposits	$(570,784)	$(570,784)	$-	$-	$(570,784)
Time deposits	(143,943)	-	(142,924)	-	(142,924)
FHLB borrowings	(37,600)	-	(38,215)	-	(38,215)
Subordinated debentures	(21,084)	-	(19,051)	-	(19,051)
Other borrowings	(11,974)	-	(11,974)	-	(11,974)
Accrued interest payable	(287)	-	(287)	-	(287)

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

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2016 or during the year ended December 31, 2015.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2016
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities
U. S. treasury securities	$6,030	$6,030	$-	$-
U. S. federal agency obligations	27,349	-	27,349	-
Municipal obligations, tax exempt	163,848	-	163,848	-
Municipal obligations, taxable	73,628	-	73,628	-
Agency mortgage-backed securities	92,869	-	92,869	-
Common stocks	1,002	1,002	-	-
Certificates of deposit	9,700	-	9,700	-
Derivative financial instruments	$553	$-	$553	$-

(Dollars in thousands)		As of December 31, 2015
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities
U. S. treasury securities	$6,517	$6,517	$-	$-
U. S. federal agency obligations	29,920	-	29,920	-
Municipal obligations, tax exempt	137,941	-	137,941	-
Municipal obligations, taxable	81,890	-	81,890	-
Agency mortgage-backed securities	85,985	-	85,985	-
Common stocks	1,486	1,486	-	-
Certificates of deposit	9,699	-	9,699	-
Derivative financial instruments	797	-	797	-

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

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $6.1 million and $6.8 million, with an allocated allowance of $37,000 and $88,000, at September 30, 2016 and December 31, 2015, respectively.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)

		As of September 30, 2016			Total
		Fair value hierarchy			gains/
	Total	Level 1	Level 2	Level 3	(losses)
Assets:
Impaired loans:
Commercial loans	$39	$-	$-	$39	$(13)
Agriculture loans	449	-	-	449	(2)
Consumer loans	26	-	-	26	(12)
Real estate owned:
One-to-four family residential real estate	540	-	-	540	-

		As of December 31, 2015			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$266	$-	$-	$266	$(137)
Consumer loans	16	-	-	16	6
Loans held for sale	14,465	-	14,465	-	(10)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015.

(Dollars in thousands)

	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2016
Impaired loans:
Commercial loans	$39	Sales comparison	Adjustment to appraised value	7%
Agriculture loans	449	Sales comparison	Adjustment to appraised value	15%-50%
Consumer loans	26	Sales comparison	Adjustment to appraised value	6%-20%
Real estate owned:
One-to-four family residential real estate	540	Sales comparison	Adjustment to appraised value	10%

As of December 31, 2015
Impaired loans:
One-to-four family residential real estate	$266	Sales comparison	Adjustment to appraised value	0%-40%
Consumer loans	16	Sales comparison	Adjustment to comparable sales	0%

8.	Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2016, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of September 30, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2016 and December 31, 2015:

(Dollars in thousands)			For capital
	Actual		adequacy purposes*
	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Leverage	$87,248	9.95%	$35,087	4.0%
Common Equity Tier 1 Capital	66,705	12.40%	27,577	5.1%
Tier 1 Capital	87,248	16.21%	35,648	6.6%
Total Risk Based Capital	93,150	17.31%	46,410	8.6%

As of December 31, 2015
Leverage	$80,401	9.43%	$34,092	4.0%
Common Equity Tier 1 Capital	60,375	11.05%	24,584	4.5%
Tier 1 Capital	80,401	14.72%	32,779	6.0%
Total Risk Based Capital	87,214	15.96%	43,706	8.0%

*The ratios for September 30, 2016 include a capital conservation buffer of 0.625%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2016 and December 31, 2015:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes*		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016
Leverage	$85,833	9.81%	$34,983	4.0%	$43,729	5.0%
Common Equity Tier 1 Capital	85,833	16.01%	27,475	5.1%	34,847	6.5%
Tier 1 Capital	85,833	16.01%	35,517	6.6%	42,888	8.0%
Total Risk Based Capital	91,490	17.07%	46,239	8.6%	53,610	10.0%

As of December 31, 2015
Leverage	$79,857	9.40%	$33,993	4.0%	$42,491	5.0%
Common Equity Tier 1 Capital	79,857	14.66%	24,519	4.5%	35,416	6.5%
Tier 1 Capital	79,857	14.66%	32,692	6.0%	43,589	8.0%
Total Risk Based Capital	85,929	15.77%	43,589	8.0%	54,486	10.0%

*The ratios for September 30, 2016 include a capital conservation buffer of 0.625%.

9.	Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Management is currently evaluating the impact of adopting ASU 2014-09 on the consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued an update ASU No. 2016-02, Leases creating FASB Topic 842, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued an update ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance in this update affects any entity that issues share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public entities the amendments of the update are effective beginning January 1, 2020. Management is in the process of evaluating the impact of CECL on the Company’s financial position, results of operations and cash flows as well as its required disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments (a consensus of Emerging Issues Task Force). This ASU attempts to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The purpose of this update is to reduce existing diversity in practice in eight areas addressed by the update. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. Management has concluded that the adoption of ASU 2016-15 will not have a material impact on the Company’s consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank. Except as otherwise required by the context, references to the “Company,” “we,” “us,” and “our” refer collectively to Landmark Bancorp, Inc. and Landmark National Bank The Company is listed on the Nasdaq Global Market under the symbol “LARK.” The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of holding quality assets while growing our commercial, commercial real estate and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

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

Summary of Results. During the third quarter of 2016, we recorded net earnings of $2.1 million, which was a decrease of $435,000 from the $2.5 million of net earnings in the third quarter of 2015. The decrease in net earnings during the third quarter was primarily the result of an $794,000 decline in gains on sales of loans. Our gains on sales of loans declined during the third quarter of 2016 as a result of the loss of several mortgage lenders during the second quarter of 2016.

During the first nine months of 2016, we recorded net earnings of $6.6 million, which was a decrease of $1.3 million from the $7.9 million of net earnings in the first nine months of 2015. The decrease in net earnings was partially the result of a $1.7 million recovery on a previously charged-off construction loan, which contributed to a $700,000 credit to the provision for loan losses during the first nine months of 2015 compared to a $500,000 provision for loan losses during the same period of 2016. In addition, gains on sales of loans declined $1.8 million during the first nine months of 2016 as compared to the same period of 2015 due to the loss of several mortgage lenders.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net earnings:
Net earnings	$2,094	$2,529	$6,616	$7,922
Basic earnings per share (1)	$0.57	$0.72	$1.83	$2.26
Diluted earnings per share (1)	$0.56	$0.70	$1.80	$2.19
Earnings ratios:
Return on average assets (2)	0.93%	1.15%	0.99%	1.22%
Return on average equity (2)	9.29%	13.12%	10.24%	14.14%
Equity to total assets	9.89%	9.12%	9.89%	9.12%
Net interest margin (2) (3)	3.45%	3.48%	3.46%	3.50%
Dividend payout ratio	35.71%	26.03%	33.33%	24.78%

(1)	Per share values for the periods ended September 30, 2015 have been adjusted to give effect to the 5% stock dividend paid during December 2015.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income of $7.4 million for the quarter ended September 30, 2016 increased $150,000, or 2.1%, as compared to the same period of 2015. Interest income on loans increased $135,000, or 2.6%, to $5.4 million for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015, due to an increase in our average loan balances from $427.0 million during the third quarter of 2015 to $437.1 million during the third quarter of 2016 and to higher tax equivalent yields earned on loans, which increased from 4.92% to 4.94% between the same periods. Interest income on investment securities increased $15,000, or 0.80%, to $2.0 million for the third quarter of 2016, as compared to $1.9 million in the same period of 2015. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $357.2 million during the third quarter of 2015 to $370.7 million during the third quarter of 2016. Partially offsetting the higher average balances of investment securities was a decrease in our tax equivalent yield, which decreased from 2.62% in the third quarter of 2015 to 2.56% during the third quarter of 2016.

Interest income of $21.9 million for the nine months ended September 30, 2016 increased $240,000, or 1.1%, as compared to the same period of 2015. Interest income on loans decreased $17,000, or 0.1%, to $15.9 million for the nine months ended September 30, 2016 compared to same period of 2015, due to lower tax equivalent yields earned on loans, which decreased to 4.94% from 5.01% over the same periods. Partially offsetting the lower yields was an increase in our average loan balances from $428.6 million during the first nine months of 2015 to $433.8 million during the first nine months of 2016. Interest income on investment securities increased $257,000, or 4.5%, to $6.0 million for the first nine months of 2016, as compared to $5.7 million in the same period of 2015. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $353.5 million during the nine months of 2015 to $368.6 million during the first nine months of 2016. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield, which increased from 2.58% in the nine months ended September 30, 2015, to 2.61% during the same period of 2016.

Interest Expense. Interest expense during the quarter ended September 30, 2016 increased $25,000, or 3.2%, to $798,000 as compared to the same period of 2015. Interest expense on interest-bearing deposits increased $20,000, or 7.5%, to $285,000 for the quarter ended September 30, 2016 as compared to the quarter ended September 30, 2015. Our total cost of interest-bearing deposits increased from 0.19% during the third quarter of 2015 to 0.20% during the third quarter of 2016 as a result of higher rates on our money market and checking accounts as short-term interest rates were higher during the third quarter of 2016 as compared to the same period of 2015. Our average interest-bearing deposit balances increased from $550.9 million to $560.0 million from the third quarter of 2015 to the third quarter of 2016. For the third quarter of 2016, interest expense on borrowings increased $5,000, or 1.0%, to $513,000 as compared to the same period of 2015, due to higher average rates on our borrowings, which increased from 2.49% to 2.72% between the same periods as our variable rate borrowings repriced higher due to an increase in short-term interest rates. Partially offsetting the higher rates on borrowings was a decrease in our average outstanding borrowings, which decreased from $80.8 million in the third quarter of 2015 to $75.3 million during the same period of 2016.

Interest expense during the nine months ended September 30, 2016 increased $67,000, or 2.9%, to $2.4 million as compared to the same period of 2015. Interest expense on interest-bearing deposits increased $34,000, or 4.2%, to $849,000 for the nine months ended September 30, 2016 as compared to the same period of 2015. Our total cost of interest-bearing deposits increased from 0.19% during the first nine months of 2015 to 0.20% during the same period of 2016 as a result of higher rates on our money market and checking accounts. Partially offsetting the higher costs was a decrease in average interest-bearing deposit balances, which decreased slightly from $561.4 million during the first nine months of 2015 to $561.3 million during the first nine months of 2016. For the first nine months of 2016, interest expense on borrowings increased $33,000, or 2.2%, to $1.5 million as compared to the same period of 2015, due to an increase in our average outstanding borrowings. Our average outstanding borrowings increased from $76.6 million in the first nine months of 2015 to $78.8 million during the same period of 2016. Partially offsetting the increase in average outstanding borrowings was a lower average rate on our borrowings, which decreased from 2.61% in the first nine month of 2015 to 2.60% in same period of 2016 as we maintained higher average balances on our lower cost lines of credit.

Net Interest Income. Net interest income was $6.6 million for the quarter ended September 30, 2016, an increase of $125,000, or 1.9%, from the third quarter of 2015. Net interest margin, on a tax equivalent basis, decreased from 3.48% in the third quarter of 2015 to 3.45% in the same period of 2016. The increase in net interest income resulted from a 3.1% increase in average interest-earning assets, from $784.6 million in the third quarter of 2015 to $809.9 million in the third quarter of 2016. The lower net interest margin was a result of a combination of lower yields on interest-earning assets and higher rates on interest-bearing deposits and borrowings.

Net interest income was $19.5 million for the first nine months of 2016, an increase of $173,000, or 0.9%, from the same period of 2015. Net interest margin, on a tax equivalent basis, decreased from 3.50% in the first nine months of 2015 to 3.46% in the first nine months of 2016. The increase in net interest income was primarily the result of a 2.5% increase in average interest-earning assets from $785.7 million in the first nine months of 2015 to $805.7 million in the first nine months of 2016, while the lower net interest margin was a result of lower yields on interest-earning assets and higher rates on interest-bearing deposits.

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

	Three months ended			Three months ended
	September 30, 2016			September 30, 2015
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$2,064	$5	0.96%	$425	$-	0.00%
Investment securities (1)	370,745	2,386	2.56%	357,202	2,357	2.62%
Loans receivable, net (2)	437,052	5,423	4.94%	426,976	5,292	4.92%
Total interest-earning assets	809,861	7,814	3.84%	784,603	7,649	3.87%
Non-interest-earning assets	85,411			84,800
Total	$895,272			$869,403

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$324,320	$115	0.14%	$315,956	$78	0.10%
Savings accounts	87,601	6	0.03%	78,723	6	0.03%
Time deposit	148,038	164	0.44%	156,261	181	0.46%
Total deposits	559,959	285	0.20%	550,940	265	0.19%
FHLB advances and other borrowings	75,293	513	2.72%	80,834	508	2.49%
Total interest-bearing liabilities	635,252	798	0.50%	631,774	773	0.49%
Non-interest-bearing liabilities	170,325			161,146
Stockholders' equity	89,695			76,483
Total	$895,272			$869,403

Interest rate spread (3)			3.34%			3.38%
Net interest margin (4)		$7,016	3.45%		$6,876	3.48%
Tax-equivalent interest - imputed		464			449
Net interest income		$6,552			$6,427

Ratio of average interest-earning assets to average interest-bearing liabilities			127.5%			124.2%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2016			September 30, 2015
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$3,267	$15	0.61%	$3,623	$7	0.26%
Investment securities (1)	368,613	7,205	2.61%	353,495	6,814	2.58%
Loans receivable, net (2)	433,788	16,034	4.94%	428,596	16,062	5.01%
Total interest-earning assets	805,668	23,254	3.86%	785,714	22,883	3.89%
Non-interest-earning assets	85,249			84,833
Total	$890,917			$870,547

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$330,400	$336	0.14%	$321,951	$232	0.10%
Savings accounts	85,968	19	0.03%	78,419	18	0.03%
Time deposit	144,893	494	0.46%	161,064	565	0.47%
Total deposits	561,261	849	0.20%	561,434	815	0.19%
FHLB advances and other borrowings	78,751	1,529	2.60%	76,582	1,496	2.61%
Total interest-bearing liabilities	640,012	2,378	0.50%	638,016	2,311	0.48%
Non-interest-bearing liabilities	164,623			157,602
Stockholders' equity	86,282			74,929
Total	$890,917			$870,547

Interest rate spread (3)			3.36%			3.41%
Net interest margin (4)		$20,876	3.46%		$20,572	3.50%
Tax-equivalent interest - imputed		1,358			1,227
Net interest income		$19,518			$19,345

Ratio of average interest-earning assets to average interest-bearing liabilities			125.9%			123.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

Rate/Volume Table. The following table describes the extent to which changes in volumes and rates of tax-equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for the periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns). The net changes attributable to the combined effect of volume and rate that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended September 30,			Nine months ended September 30,
	2016 vs 2015			2016 vs 2015
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$-	$5	5	$(1)	$9	$8
Investment securities	73	(44)	29	307	84	391
Loans	112	19	131	183	(211)	(28)
Total	185	(20)	165	489	(118)	371
Interest expense:
Deposits	5	15	20	-	34	34
Other borrowings	(18)	23	5	45	(12)	33
Total	(13)	38	25	45	22	67
Net interest income	$198	$(58)	$140	$444	$(140)	$304

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

During the third quarter of 2016, we recorded a provision for loan losses of $150,000 compared to $100,000 in the third quarter of 2015. We recorded net loan charge-offs of $295,000 during the third quarter of 2016 compared to net loan charge-offs of $182,000 during the third quarter of 2015. The net loan charge-offs during the third quarter of 2016 were primarily related to the restructuring of a previously identified and impaired agriculture loan relationship.

During the first nine months of 2016, we recorded a provision for loan losses of $500,000 compared to a credit provision for loan losses of $700,000 during the same period of 2015. We recorded net loan charge-offs of $915,000 during the nine months ended September 30, 2016 compared to net loan recoveries of $1.3 million during the same period of 2015. The net loan charge-offs during the first nine months of 2016 were primarily related to restructuring an agriculture loan relationship and the liquidation of the assets securing a previously identified and impaired commercial loan. The net loan recoveries during the first nine months of 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of September 30, 2016, the Company has recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount. The net loan recoveries in the first nine months of 2015 were the primary reason for the negative provision for loan losses during the period.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.7 million in the third quarter of 2016, a decrease of $734,000, or 16.4%, compared to $4.5 million in the same period of 2015. This change was primarily the result of a $794,000 decline in gains on sales of loans, as the departure of several mortgage lenders affected originations in the third quarter of 2016. Partially offsetting the lower gains on sales of loans were $261,000 of gains on sales of investment securities, relating primarily to the sale of common stock investments securities. A net gain of $135,000 was recorded on sales of investment securities during the third quarter of 2015 as we sold a portion of our agency mortgage-backed investment securities portfolio to reduce exposure to rising interest rates.

Total non-interest income was $11.6 million in the first nine months of 2016, a decrease of $1.3 million, or 10.4%, compared to $12.9 million during the same period of 2015. The decrease in non-interest income was primarily due to a $1.8 million decline in gains on sales of loans, which resulted from fewer mortgage lenders on staff, and a $271,000 decline in other non-interest income. Included in other non-interest income during the first nine months of 2015 was a gain of $236,000 on the sale of a closed branch facility. Partially offsetting those reductions were $558,000 of gains on sales of $14.3 million of municipal bonds and common stock investment securities that were identified for sale as part of the ongoing review of the portfolio, during the first nine months of 2016. During the first nine months of 2015, a loss of $119,000 on sales of investment securities was incurred due primarily to the sale of a portion of our agency mortgage-backed investment securities portfolio to reduce exposure to rising interest rates.

Non-interest Expense. Non-interest expense increased $86,000, or 1.2%, to $7.4 million for the third quarter of 2016 compared to $7.3 million for the third quarter of 2015, primarily as a result of increases of $58,000 in occupancy and equipment and $50,000 in foreclosure and real estate owned expense. The increase in occupancy and equipment reflects higher levels of building repairs while new real estate owned properties increased foreclosure and real estate owned expenses. Partially offsetting those increases were declines of $74,000 in other non-interest expense and $22,000 in federal deposit insurance premiums. The decrease in non-interest expense reflected the reduced mortgage banking activity while the decline in federal deposit insurance premiums was the result of new assessment rates that took effect in the third quarter 2016.

Non-interest expense decreased $95,000, or 0.4%, to $21.8 million for the first nine months of 2016 compared to $21.9 million for the first nine months of 2015. The decrease was primarily the result of a $361,000 decrease in other non-interest expense, reflecting a $163,000 impairment of the residual real estate collateral associated with an affordable housing investment that was recorded in 2015, as well as reduced mortgage banking activity during in the first nine months of 2016. Those decreases were partially offset by increases of $121,000 in foreclosure and other real estate expense and $65,000 in advertising expenses. The increase in foreclosure and real estate owned expense was primarily related to real estate owned properties added during the first nine months of 2016 while the increase in advertising expenses reflected costs associated with growth in our deposit rewards program.

Income Tax Expense. During the third quarter of 2016, we recorded income tax expense of $656,000, compared to $966,000 during the same period of 2015. The effective tax rate decreased from 27.6% in the third quarter of 2015 to 23.9% in the third quarter of 2016 as a result of a decline in earnings before income taxes and higher tax exempt income.

During the first nine months of 2016, we recorded income tax expense of $2.2 million, compared to $3.2 million during the same period of 2015. The effective tax rate decreased from 28.7% in the first nine months of 2015 to 25.1% in the same period of 2016 as a result of a decline in earnings before income taxes and higher tax exempt income.

Financial Condition. Despite measured improvement in certain metrics, general uncertainty with respect to economic conditions in the United States continues to affect our asset quality and performance. These economic conditions, as well as a downturn in the agriculture sector, have impacted the geographic markets in which the Company operates. Our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Despite a few problem loans that management continues to work to resolve, our asset quality has generally improved over the past few years. Outside of identified problem assets, management believes that the Company continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $907.7 million at September 30, 2016, compared to $878.4 million at December 31, 2015. The increase in our total assets was primarily the result of increases in our investment securities and loans. Investment securities increased from $353.4 million at December 31, 2015 to $374.4 million at September 30, 2016 as a result of the purchase of additional investment securities during the first nine months of 2016. Loans increased from $419.9 million at December 31, 2015 to $430.0 million at September 30, 2016 primarily as a result of increases in our agriculture loans.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At September 30, 2016, our allowance for loan losses totaled $5.5 million, or 1.26% of gross loans outstanding, as compared to $5.9 million, or 1.39% of gross loans outstanding, at December 31, 2015.

The decline in our allowance for loan losses during the first nine months of 2016 was primarily related to the allowance for loan losses required on our one-to-four family residential real estate loans. The decline in our allowance for one-to-four family residential real estate loans resulted from lower historical loss rates and a decrease in the adjustments for qualitative and environmental factors.

As of September 30, 2016 and December 31, 2015, approximately $20.5 million and $15.3 million, respectively, of loans were assigned a risk rating of special mention, substandard or doubtful. The increase in these loans was primarily the result of downgrades of a few agriculture, commercial and commercial real estate loan relationships. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though the borrowers of such loans were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at September 30, 2016 and December 31, 2015, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.2 million, or 0.29% of gross loans, at September 30, 2016 compared to $1.4 million, or 0.33% of gross loans, at December 31, 2015. At September 30, 2016, $1.8 million in loans were on non-accrual status, or 0.41% of gross loans, compared to $2.2 million, or 0.51% of gross loans, at December 31, 2015. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. No loans were 90 or more days delinquent and accruing interest at September 30, 2016 or at December 31, 2015. Our impaired loans totaled $6.1 million at September 30, 2016 compared to $6.8 million at December 31, 2015. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2016 was related to TDRs that were accruing interest but still classified as impaired.

At September 30, 2016, the Company had eleven loan relationships consisting of seventeen outstanding loans that were classified as TDRs. During the third quarter of 2016, the Company classified a $302,000 agriculture loan relationship consisting of three loans as a TDR after extending the maturities of the loans. The collateral securing the loans was deemed to be insufficient, resulting in a charge-off of $215,000. During the second quarter of 2016, the Company classified an $8,000 commercial loan as a TDR after modifying the payments to interest only. Also during the second quarter of 2016, the Company classified an $188,000 one-to-four family residential real estate loan as a TDR after agreeing to a loan modification which adjusted the payment schedule. No loan modifications were classified as TDRs during the first quarter of2016. The Company recorded charge-offs of $215,000 and a provision for loan loss of $2,000 against TDRs during the three and nine months ended September 30, 2016. No loan modifications were classified as TDRs during the third quarter of 2015. During the second quarter of 2015, the Company classified a commercial loan relationship consisting of $2.7 million in real estate and land loans as a TDR after agreeing to a bankruptcy plan with the borrower. The bankruptcy plan restarted the amortization period of the loans which extended the maturities of the loans. During the first quarter of 2015, the Company classified a $44,000 agriculture loan relationship consisting of two loans as a TDR after extending the maturity of the loans. During the first nine months of 2016, a $56,000 one-to-four family residential real estate loan and a $25,000 agriculture loan, which were both classified as TDRs during 2015, were paid off. During the first nine months of 2015, a land loan relationship consisting of three loans totaling $1.6 million, which was previously classified as a TDR during 2012, was paid off with proceeds from the sale of assets and a new loan on the remaining assets originated at market terms. The Company did not record any charge-offs or provision for loan losses during the three and nine months ended September 30, 2015.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $984,000 in total deposits during the first nine months of 2016, to $715.7 million at September 30, 2016, from $714.7 million at December 31, 2015. The increase in deposits was primarily due to higher balances in non-interest bearing demand deposits, savings accounts and certificates of deposits. Money market and checking account balances decreased by $23.8 million between December 31, 2015 and September 30, 2016, due primarily to a seasonal decline in public fund balances. Total borrowings increased $15.8 million to $86.5 million at September 30, 2016, from $70.7 million at December 31, 2015. The increase in borrowings was used to fund the purchase of investment securities and to fund loan growth.

Non-interest-bearing demand deposits at September 30, 2016, were $159.4 million, or 22.3% of total deposits, compared to $143.6 million, or 20.1% of total deposits, at December 31, 2015. Money market and checking deposit accounts were 45.0% of our deposit portfolio and totaled $322.3 million at September 30, 2016, compared to $346.1 million, or 48.4% of total deposits, at December 31, 2015. Savings accounts increased to $87.7 million, or 12.3% of total deposits, at September 30, 2016, from $81.1 million, or 11.3% of total deposits, at December 31, 2015. Certificates of deposit totaled $146.3 million, or 20.4% of total deposits, at September 30, 2016, compared to $143.9 million, or 20.1% of total deposits, at December 31, 2015.

Certificates of deposit at September 30, 2016, scheduled to mature in one year or less, totaled $106.1 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Cash Flows. During the nine months ended September 30, 2016, our cash and cash equivalents increased by $4.1 million. Our operating activities provided cash of $14.9 million during the first nine months of 2016, primarily due to a decrease in loans held for sale as more one-to-four family residential mortgage loans were sold than originated for sale during the first nine months of 2016. Our investing activities used net cash of $27.2 million during the first nine months of 2016, primarily as a result of funding loans and purchasing more investment securities than were sold or matured over the same time period. Financing activities provided net cash of $16.4 million during the first nine months of 2016, primarily as a result of increased borrowings which were used to fund the investment purchases and loan growth.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $392.1 million at September 30, 2016 and $367.0 million at December 31, 2015. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally invest in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At September 30, 2016, we had outstanding FHLB advances of $35.0 million and $17.7 million borrowed against our line of credit with the FHLB. At September 30, 2016, we had collateral pledged to the FHLB that would allow us to borrow an additional $36.6 million, subject to FHLB credit requirements and policies. At September 30, 2016, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $17.0 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at September 30, 2016. At September 30, 2016, we had subordinated debentures totaling $21.2 million and other borrowings of $12.5 million, which consisted of repurchase agreements. At September 30, 2016, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2017, with an interest rate that adjusts daily based on the prime rate less 0.25% This line of credit has covenants specific to capital and other financial ratios, with which the Company was in compliance at September 30, 2016.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.9 million at September 30, 2016.

At September 30, 2016, we had outstanding loan commitments, excluding standby letters of credit, of $72.7 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules have maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The Basel III Rules include a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The Bank made the one-time AOCI opt-out election on its first Call Report filed after January 1, 2015, which allowed banks under $250 billion a one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of capital. As of September 30, 2016 and December 31, 2015, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of September 30, 2016, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended September 30, 2016, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, by January 1, 2019, financial institutions will have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. This buffer is being phased in by 0.625% per year over three years beginning in 2016 before reaching its final level of 2.5% on January 1, 2019. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2016. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of September 30, 2016, approximately $21.2 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2016, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(618)	(2.4)%
100 basis point rising	$(337)	(1.3)%
100 basis point falling	$(236)	(0.9)%
200 basis point falling	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

•	The strength of the United States economy and international economy in general and the strength of the local economies in which we conduct our operations, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
•	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, as well as rules adopted by the federal bank regulatory agencies to implement Basel III) and the effects of increases in Federal Deposit Insurance Corporation premiums.
•	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
•	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.
•	Our inability to obtain new customers and to retain existing customers.
•	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
•	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
•	Our ability to develop and maintain secure and reliable electronic systems.
•	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
•	Consumer spending and saving habits which may change in a manner that affects our business adversely.
•	Our ability to successfully integrate acquired businesses and future growth.
•	The costs, effects and outcomes of existing or future litigation.
•	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
•	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
•	Our ability to effectively manage our credit risk.
•	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
•	The effects of declines in the value of our investment portfolio.
•	Our ability to raise additional capital if needed.
•	The effects of cyber-attacks.
•	The effects of declines in real estate markets.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2016, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2016 and September 30, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015; (v) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2016 and September 30, 2015; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 10, 2016	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: November 10, 2016	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

