Form 10-K
period 2016-12-31
LANDMARK BANCORP INC
filed 2017-03-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016

OR

☐                                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to ___________

Commission File Number 0-33203

LANDMARK BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	43-1930755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Poyntz Avenue, Manhattan, Kansas	66502
(Address of principal executive offices)	(Zip Code)

(785) 565-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, par value $0.01 per share	Nasdaq Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $72.4 million. On March 10, 2017, the total number of shares of common stock outstanding was 3,869,922.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2017, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2016 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a bank holding company which was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists solely of the ownership of Landmark National Bank (the “Bank”), which is a wholly-owned subsidiary of the Company. As of December 31, 2016, the Company had $911.4 million in consolidated total assets.

The Company is headquartered in Manhattan, Kansas and has expanded its geographic presence through past acquisitions. Effective November 1, 2013, the Company completed the acquisition of Citizens Bank, National Association (“Citizens Bank”). Effective April 1, 2012, the Company completed the acquisition of The Wellsville Bank. The Company completed several other mergers and acquisitions since 2002.

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

Market Areas

The Bank’s primary deposit gathering and lending markets are geographically diversified throughout central, eastern, southeast, and southwest Kansas. The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base. The Bank’s markets have been impacted by slow economic growth. To varying degrees, the Bank’s markets generally have experienced flat commercial and residential real estate values and slow growth in consumer spending. The Bank’s markets have also been impacted by an economic downturn in the agriculture sector in recent years. A brief description of the four geographic areas and the communities which the Bank serves is set forth below.

The central region of the Bank’s market area consists of the Bank’s locations in Auburn, Junction City, Manhattan, Osage City, Topeka and Wamego, Kansas and includes the counties of Riley, Geary, Osage, Pottawatomie and Shawnee. The economies are significantly impacted by employment at Fort Riley Military Base in Junction City and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Topeka is the capital of Kansas and strongly influenced by the government of the State of Kansas. Topeka and Manhattan are regional destinations for retail shopping as well as home to regional hospitals. Manhattan was also selected as the site of the new National Bio and Agro-Defense Facility, which is expected to have a significant impact on the regional economy as the facility is constructed and begins operations. Construction of the facility began in 2013 and is expected to be completed in August 2023. Additionally, manufacturing and service industries also play a key role within the central Kansas market.

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

The Bank’s southwest Kansas branches are located in the communities of Dodge City, Garden City, Great Bend, Hoisington and LaCrosse. Agriculture, oil, and gas are the predominant industries in the southwest Kansas region. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small businesses, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, the Dodge City, Garden City and Great Bend communities each have a community college which attracts individuals from the surrounding areas.

Competition

The Company faces strong competition both in attracting deposits and making real estate, commercial and other loans. Its most direct competition for deposits comes from commercial banks and other savings institutions located in its principal market areas, including many larger financial institutions which have greater financial and marketing resources available to them. The ability of the Company to attract and retain deposits generally depends on its ability to provide a rate of return, service levels, liquidity and risk comparable to or better than those offered by competing investment opportunities. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Employees

At December 31, 2016, the Bank had a total of 292 employees (275 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

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

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of five years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. While the Bank does not intend to increase its one-to-four family residential real estate loan portfolio, the Bank slowed the runoff of the portfolio by retaining some of the new loan originations to offset weak commercial loan demand in the past several years. However, most of the new loan originations continue to be sold.

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

Commercial Real Estate Lending. Commercial real estate loans, including multi-family loans, generally have amortization periods of 15 or 20 years. Commercial real estate and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank continues to focus on generating additional commercial real estate loan relationships.

Commercial Lending. Commercial loans include loans to service, retail, wholesale and light manufacturing businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base. The Bank continues to focus its organic growth on generating additional commercial loan relationships.

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

Residential loan applications are underwritten and closed based upon standards which generally meet secondary market guidelines. The loan underwriting procedures followed by the Bank conform to regulatory specifications and are designed to assess both the borrower’s ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. The Bank then obtains reports with respect to the borrower’s credit record, and on real estate loans, orders and reviews an appraisal of any collateral for the loan (prepared for the Bank by an independent appraiser).

Loan applicants are notified promptly of the decision of the Bank. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property.

The Bank is focusing on the generation of commercial, commercial real estate and agriculture loans to grow and diversify the loan portfolio. However, the slow economic growth has impacted loan origination as a result of decreased demand for loans that meet the Bank’s credit standards. In addition, low commodity prices have negatively impacted collateral values and cash flows for agriculture loans, which have caused the Bank to increase underwriting requirements.

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the OCC, the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In the last several years, the Company has experienced heightened regulatory requirements and scrutiny following the global financial crisis and as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time, and the reforms have caused the Company’s compliance and risk management processes, and the costs thereof, to increase. While it is anticipated that the Trump administration will not increase the regulatory burden on community banks and may reduce some of the burdens associated with implementation of the Dodd-Frank Act, the true impact of the new administration is impossible to predict with any certainty.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on the Company’s capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Regulatory Emphasis on Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects the Company’s earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of capital divided by total assets. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that the proceeds of hybrid instruments, such as trust preferred securities, are being excluded from capital over a phase-out period. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because the Company has assets of less than $15 billion, the Company is able to maintain its trust preferred proceeds as capital but the Company has to comply with new capital mandates in other respects and will not be able to raise capital in the future through the issuance of trust preferred securities.

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. The standardized approach is institutionalized by the Dodd-Frank Act for all banking organizations as a floor.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July of 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally holding companies with consolidated assets of less than $1 billion that do not have securities registered with the SEC).

The Basel III Rule required higher capital levels, increased the required quality of capital, and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications changed. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

•	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;

•	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (which, as of January 1, 2017, was phased in half-way to 1.25%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until 2019.

Well-Capitalized Requirements. The ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Bank regulatory agencies uniformly encourage banks to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the OCC, in order to be well-capitalized, a banking organization must maintain:

•	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

•	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);

•	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and

•	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2016: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2016, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—Regulatory Emphasis on Capital” above.

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

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the bank regulatory agencies and Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. Layered on top of that are the abuses in the headlines dealing with product cross-selling incentive plans. The result is interagency guidance on sound incentive compensation practices and proposed rulemaking by the agencies required under Section 956 of the Dodd-Frank Act.

The interagency guidance recognized three core principles: effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards.  Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

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

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Regulation and Supervision of the Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category, and the Bank is a member of the Federal Reserve System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification.   The total base assessment rates currently range from three basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds.  The reserve ratio reached 1.15% on June 30, 2016, when revised factors were put in place for calculating the assessment.  If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2016 was 0.560 basis points (56 cents per $100 dollars of assessable deposits).

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2016, the Bank paid supervisory assessments to the OCC totaling $222,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—Regulatory Emphasis on Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio (“LCR”), is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While the LCR only applies to the largest banking organizations in the country, as will the NSFR, certain elements are expected to filter down to all FDIC-insured institutions. The Company continues to review the Company’s liquidity risk management policies in light of the LCR and NSFR.

Stress Testing. A stress test is an analysis or simulation designed to determine the ability of a given FDIC-insured institution to deal with an economic crisis. In October 2012, U.S. bank regulators unveiled new rules mandated by the Dodd-Frank Act that require the largest U.S. banks to undergo stress tests twice per year, once internally and once conducted by the regulators. Stress tests are not required for banks with less than $10 billion in assets; however, the FDIC now recommends stress testing as means to identify and quantify loan portfolio risk and the Bank is engaged in the process.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2016. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “—Regulatory Emphasis on Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2017: the first $15.5 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $15.5 million to $115.1 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $115.1 million, the reserve requirement is 3% up to $115.1 million plus 10% of the aggregate amount of total transaction accounts in excess of $115.1 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

Based on the Bank’s loan portfolio as of December 31, 2016, it did not exceed the 300% guideline for commercial real estate loans.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the global financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including all FDIC-insured institutions, in an effort to strongly encourage lenders to verify a borrower’s “ability to repay,” while also establishing a presumption of compliance for certain “qualified mortgages.” In addition, the Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans have not complied with the ability-to-repay standards. The Company does not currently expect the CFPB’s rules to have a significant impact on the Bank’s operations, except for higher compliance costs.

Company Web site

The Company maintains a corporate Web site at www.landmarkbancorpinc.com. In addition, the Company has an investor relations link at the Bank’s corporate Web site at www.banklandmark.com. Many of the Company’s policies, including its code of ethics, committee charters and other investor information, are available on its website. The Company makes available free of charge on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of the Company’s filings with the SEC are also available from the SEC’s website (http://www.sec.gov) free of charge. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at Landmark Bancorp, Inc., 701 Poyntz Avenue, Manhattan, Kansas 66502.

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2016.

The statistical data required by Guide 3 of the Securities Act of 1933 Industry Guides is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

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

	Years ended December 31,
	2016 vs 2015			2015 vs 2014
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$1	$9	$10	$(14)	$-	$(14)
Investment securities
Taxable	(263)	221	(42)	113	366	479
Tax-exempt	832	(302)	530	919	(219)	700
Loans	264	(367)	(103)	304	(119)	185
Total	834	(439)	395	1,322	28	1,350
Interest expense:
Deposits	6	57	63	14	(178)	(164)
Borrowings	39	8	47	150	(91)	59
Total	45	65	110	164	(269)	(105)
Net interest income	$789	$(504)	$285	$1,158	$297	$1,455

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2016, 2015 and 2014. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the "net interest margin" (which reflects the effect of the net earnings balance) for the periods shown.

	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$3,075	$17	0.55%	$2,817	$7	0.25%	$8,266	$21	0.25%
Investment securities
Taxable	219,091	4,535	2.07%	227,161	4,577	2.01%	221,215	4,098	1.85%
Tax-exempt (1)	152,737	5,132	3.36%	126,796	4,602	3.63%	100,965	3,902	3.86%
Loans receivable, net (2)	433,707	21,377	4.93%	428,780	21,480	5.01%	422,342	21,295	5.04%
Total interest-earning assets	808,610	31,061	3.84%	785,554	30,666	3.90%	752,788	29,316	3.89%
Non-interest-earning assets	85,759			84,831			84,468
Total	$894,369			$870,385			$837,256

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$330,252	$458	0.14%	$321,184	$311	0.10%	$297,998	$282	0.09%
Savings accounts	86,538	26	0.03%	78,791	24	0.03%	73,743	23	0.03%
Time deposit	144,678	650	0.45%	158,172	736	0.47%	180,634	930	0.51%
Total deposits	561,468	1,134	0.20%	558,147	1,071	0.19%	552,375	1,235	0.22%
FHLB advances and other borrowings	79,090	2,057	2.60%	77,683	2,010	2.59%	71,253	1,951	2.74%
Total interest-bearing liabilities	640,558	3,191	0.50%	635,830	3,081	0.48%	623,628	3,186	0.51%
Non-interest-bearing liabilities	167,144			158,470			145,907
Stockholders' equity	86,667			76,085			67,721
Total	$894,369			$870,385			$837,256

Interest rate spread (3)			3.34%			3.42%			3.38%
Net interest margin (4)		$27,870	3.45%		$27,585	3.51%		$26,130	3.47%
Tax equivalent interest - imputed (1) (2)		1,831			1,669			1,466
Net interest income		$26,039			$25,916			$24,664

Ratio of average interest-earning assets to average interest-bearing liabilities		126.2%			123.5%			120.7%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities issued by an individual issuer held as of December 31, 2016 were in excess of 10% of the Company’s stockholders’ equity, excluding U.S. federal agency obligations. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB. The Company’s agency mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association. The Company’s investments in certificates of deposits consist of FDIC-insured certificates of deposits with other financial institutions.

	As of December 31,
	2016	2015	2014
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$6,015	$6,517	$6,530
U.S. federal agency obligations	27,139	29,920	25,743
Municipal obligations, tax-exempt	161,662	137,941	110,509
Municipal obligations, taxable	71,563	81,890	63,922
Agency mortgage-backed securities	108,376	85,985	135,519
Certificates of deposits	9,700	9,699	5,425
Common stocks	1,108	1,486	1,283
Total investment securities available-for-sale, at fair value	$385,563	$353,438	$348,931

FHLB stock	3,276	2,483	1,996
Federal Reserve Bank stock	1,912	1,903	1,900
Correspondent bank common stock	111	111	111
Bank stocks, at cost	$5,299	$4,497	$4,007

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company's investment securities portfolio, excluding common stocks, as of December 31, 2016. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2016
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$6,015	1.04%	$-	0.00%	$-	0.00%	$-	0.00%	$6,015	1.04%
U.S. federal agency obligations	8,458	0.97%	18,215	1.28%	251	2.46%	215	3.77%	27,139	1.21%
Municipal obligations, tax-exempt	7,451	2.56%	37,658	2.74%	55,253	3.30%	61,300	3.92%	161,662	3.37%
Municipal obligations, taxable	10,935	1.87%	26,315	1.97%	24,155	2.82%	10,158	3.57%	71,563	2.47%
Agency mortgage-backed securities	876	2.62%	97,459	2.05%	5,301	2.77%	4,740	2.63%	108,376	2.12%
Certificates of deposits	972	0.88%	8,728	1.56%	-	0.00%	-	0.00%	9,700	1.49%
Total	$34,707	1.65%	$188,375	2.08%	$84,960	3.13%	$76,413	3.79%	$384,455	2.61%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance
One-to-four family residential real estate loans	$136,846	$131,930	$127,555	$125,087	$88,454
Construction and land loans	13,738	15,043	21,950	23,776	23,435
Commercial real estate loans	118,200	118,983	118,411	119,390	88,790
Commercial loans	54,506	61,300	59,971	61,383	64,570
Agriculture loans	78,324	71,030	64,316	62,287	31,935
Municipal loans	3,884	7,635	8,982	8,846	9,857
Consumer loans	20,271	19,895	20,044	18,600	13,417
Total gross loans	425,769	425,816	421,229	419,369	320,458
Net deferred loan costs and loans in process	36	29	281	187	37
Allowance for loan losses	(5,344)	(5,922)	(5,320)	(5,540)	(4,581)
Loans, net	$420,461	$419,923	$416,190	$414,016	$315,914

Percent of total
One-to-four family residential real estate loans	32.1%	31.0%	30.3%	29.8%	27.6%
Construction and land loans	3.2%	3.5%	5.2%	5.7%	7.3%
Commercial real estate loans	27.8%	27.9%	28.1%	28.5%	27.7%
Commercial loans	12.8%	14.4%	14.2%	14.6%	20.1%
Agriculture loans	18.4%	16.7%	15.3%	14.9%	10.0%
Municipal loans	0.9%	1.8%	2.1%	2.1%	3.1%
Consumer loans	4.8%	4.7%	4.8%	4.4%	4.2%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2016. The table does not include unscheduled prepayments.

	As of December 31, 2016
	< 1 year	1-5 years	> 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$16,938	$59,023	$60,885	$136,846
Construction and land loans	9,815	1,645	2,278	13,738
Commercial real estate loans	17,711	45,381	55,108	118,200
Commercial loans	38,175	13,408	2,923	54,506
Agriculture loans	41,030	18,305	18,989	78,324
Municipal loans	464	996	2,424	3,884
Consumer loans	3,233	5,418	11,620	20,271
Total gross loans	$127,366	$144,176	$154,227	$425,769

The following table sets forth the dollar amount of all loans due after December 31, 2016 and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2016
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$74,608	$45,300	$119,908
Construction and land loans	391	3,532	3,923
Commercial real estate loans	17,488	83,001	100,489
Commercial loans	9,259	7,072	16,331
Agriculture loans	19,137	18,157	37,294
Municipal loans	3,420	-	3,420
Consumer loans	2,136	14,902	17,038
Total gross loans	$126,439	$171,964	$298,403

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). Under the original terms of the Company’s non-accrual loans as of December 31, 2016, interest earned on such loans for the years ended December 31, 2016, 2015 and 2014 would have increased interest income by $75,000, $99,000 and $525,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2016, 2015 and 2014.

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Non-accrual loans	$2,746	$2,168	$6,046	$9,836	$9,108
Accruing loans over 90 days past due	-	-	-	-	-
Non-performing investments	-	-	-	-	-
Real estate owned, net	1,279	1,000	255	400	2,444
Non-performing assets	$4,025	$3,168	$6,301	$10,236	$11,552

Performing TDRs	$3,983	$4,669	$4,657	$6,920	$5,846

Non-performing loans to total gross loans	0.64%	0.51%	1.44%	2.35%	2.84%
Non-performing assets to total assets	0.44%	0.36%	0.73%	1.24%	1.88%
Allowance for loan losses to non-performing loans	194.61%	273.15%	87.99%	56.32%	50.30%

The increase in non-accrual loans during 2016 compared to 2015 was primarily driven by higher levels on non-performing agriculture loans. The decrease in non-accrual loans during 2015 compared to 2014 was primarily the result of a $2.0 million commercial real estate loan that returned to accrual status, the payoff of a $1.6 million land loan relationship and from transfers to real estate owned. The decrease in non-accrual loans during 2014 compared to 2013 was principally associated with a $4.0 million commercial loan relationship which was placed on non-accrual status in 2013 as the performance of the business deteriorated and the borrower agreed to sell the business. The business was liquidated in 2014 and resulted in a charge-off of $755,000, and the Bank received $3.2 million as a payoff for the credit. The increase in non-accrual loans during 2013 compared to 2012 was primarily due to the $4.0 million commercial loan relationship that was placed on non-accrual status in 2013, as discussed above, which was partially offset by the return to accrual status of $1.5 million of a $2.2 million land loan that was subject to a troubled debt restructuring (“TDR”) in 2012 after a payment history was established based on the terms of the TDR. Also partially offsetting the increase in our non-accrual loan balances in 2013 was the pay down of a $1.1 million commercial loan with proceeds from the liquidation of the borrower’s assets in 2013. The remaining loan balance of $192,000 was charged off in 2013.

At December 31, 2016, the $1.3 million of real estate owned primarily consisted of residential real estate properties. The increase in real estate owned during 2016 and 2015 compared to 2014 was principally associated with obtaining the collateral securing a non-performing loan relationship. The decline in real estate owned during 2014 compared to 2013 was principally associated with the sale of residential real estate properties. The decline in real estate owned during 2013 compared to 2012 was principally associated with the sale of a residential subdivision development, a commercial real estate building and land previously acquired by the Bank for expansion.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2016, the Company concluded its allowance for loan losses was adequate based on the evaluation of the loan portfolio’s probable incurred losses.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates and for the periods indicated:

	As of and for the year ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Balances at beginning of year	$5,922	$5,320	$5,540	$4,581	$4,707
Provision for loan losses	500	(700)	600	800	1,900
Charge-offs:
One-to-four family residential real estate loans	(14)	(57)	(29)	(93)	(70)
Construction and land loans	-	-	-	(53)	(1,749)
Commercial real estate loans	-	(13)	-	(11)	-
Commercial loans	(306)	(78)	(783)	(200)	(70)
Agriculture loans	(375)	-	-	-	-
Municipal loans	-	(88)	-	(65)	-
Consumer loans	(471)	(318)	(237)	(194)	(238)
Total charge-offs	(1,166)	(554)	(1,049)	(616)	(2,127)
Recoveries:
One-to-four family residential real estate loans	9	10	12	202	20
Construction and land loans	-	1,722	166	523	4
Commercial real estate loans	-	2	4	-	-
Commercial loans	34	15	2	20	12
Agriculture loans	-	73	-	-	39
Municipal loans	6	-	-	-	-
Consumer loans	39	34	45	30	26
Total recoveries	88	1,856	229	775	101
Net recoveries (charge-offs)	(1,078)	1,302	(820)	159	(2,026)
Balances at end of year	$5,344	$5,922	$5,320	$5,540	$4,581

Allowance for loan losses to total gross loans	1.26%	1.39%	1.26%	1.32%	1.43%
Net loans charged off (recovered) to average net loans	0.25%	(0.31%)	0.20%	(0.05%)	0.66%

The Company recorded net loan charge-offs of $1.1 million during 2016, which were primarily related to an agriculture loan relationship which was subject to a TDR and the liquidation of the assets securing an impaired commercial loan relationship. We recorded net loan recoveries of $1.3 million during 2015, which were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of December 31, 2016, we have recovered approximately $2.4 million of the loan, and the Company continues to pursue collection of the remaining amount. During 2014, we had net loan charge-offs of $820,000. The charge-offs were primarily associated with a previously identified and impaired $4.0 million commercial loan relationship. During 2013, we had net loan recoveries of $159,000, which were primarily associated with the $4.3 million construction loan noted above and recoveries on the payoff of a one-to-four family residential real estate loan which had been partially charged-off as part of a TDR in 2010. During 2012, we had net loan charge-offs of $2.0 million which were primarily associated with two land loans that were the subject of TDRs, resulting in charge-offs to reduce the loans down to the market value of the collateral.

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

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate loans	$504	32.1%	$925	31.0%	$755	30.3%	$732	29.8%	$714	27.6%
Construction and land loans	53	3.2%	77	3.5%	762	5.2%	1,343	5.7%	1,214	7.3%
Commercial real estate loans	1,777	27.8%	1,740	27.9%	1,832	28.1%	1,970	28.5%	1,313	27.7%
Commercial loans	1,119	12.8%	1,530	14.4%	836	14.2%	769	14.6%	707	20.1%
Agriculture loans	1,684	18.4%	1,428	16.7%	915	15.3%	545	14.9%	367	10.0%
Municipal loans	12	0.9%	23	1.8%	51	2.1%	47	2.1%	107	3.1%
Consumer loans	195	4.8%	199	4.7%	169	4.8%	134	4.4%	159	4.2%
Total	$5,344	100.0%	$5,922	100.0%	$5,320	100.0%	$5,540	100.0%	$4,581	100.0%

In 2015, the Company adjusted the historical loss analysis within the evaluation of the allowance for loan losses. The Company previously used a twelve quarter historical loss rate calculated by loan class. The updated historical loss analysis uses a migration analysis to track historical losses by loan class and risk categories over a longer period of time. In the opinion of management, the adjusted historical loss analysis more accurately allocates estimated losses. The adjustments resulted in reclassifications of the allocated allowance among various loan classes. The adjustments to the historical loss analysis did not have a significant impact on the total allowance for loan losses.

The decrease in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans during 2016 compared to 2015 was primarily related to continued improvements in the housing market which contributed to lower qualitative adjustments in our analysis. The increase in the allocation for loan losses on our one-to-four family residential real estate loans during 2015 compared to 2014 and 2013 compared to 2012 was primarily related to an increase in outstanding loan balances while the increase during 2014 compared to 2013 was primarily related to the increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on construction and land decreased in 2016 and 2015 compared to prior years due to lower outstanding loan balances. The allocation of the allowance for loan losses on construction and land loans decreased in 2014 compared to 2013 primarily due to a decrease in the specific allowance related to an impaired land loan and a decrease in outstanding loan balances. The allocation of the allowance for loan losses on construction and land loans increased in 2013 compared to 2012 as a result of increases in loan balances and in the specific allowance related to an impaired land loan. The allocation of the allowance for loan losses on commercial real estate loans increased in 2016 compared to 2015 primarily as a result of the increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial real estate loans decreased in 2015 compared to 2014 and 2014 compared to 2013 primarily as a result of the decrease in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial real estate loans increased in 2013 compared to 2012 as a result of higher outstanding loan balances. The allocation of the allowance for loan losses on commercial loans decreased in 2016 compared to 2015 primarily due to a decrease in outstanding loan balances. The increase in the allocation of the allowance for loan losses on commercial loans during 2015, 2014, and 2013 compared to prior years was related primarily to increased historical charge-offs, specific allowances on impaired loans and management’s judgment to increase the risk factors. The increase in the allocation of the allowance for loan losses on agriculture loans during 2016, 2015, 2014 and 2013 compared to prior years was primarily due to higher loan balances, specific allowances on impaired loans, and management’s judgment to increase the risk factors. The allowance for loan losses is discussed in more detail in the “Asset Quality and Distribution” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2016, we believed the Company’s allowance for loan losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s probable incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated:

(Dollars in thousands)	Years ended December 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$154,487	-	$145,715	-	$134,865	-
Money market and checking	330,252	0.14%	321,184	0.10%	297,998	0.09%
Savings accounts	86,538	0.03%	78,791	0.03%	73,743	0.03%
Time	144,678	0.45%	158,172	0.47%	180,634	0.51%
Total	$715,955		$703,862		$687,240

The following table presents the maturities of jumbo time deposits (amounts of $100,000 or more).

(Dollars in thousands)	As of December 31,
	2016	2015
Three months or less	$20,800	$11,284
Over three months through six months	11,149	8,128
Over six months through 12 months	10,191	11,325
Over 12 months	9,672	14,870
Total	$51,812	$45,607

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2016	2015	2014
Return on average assets	1.00%	1.21%	0.96%
Return on average equity	10.34%	13.81%	11.89%
Equity to total assets	9.32%	9.17%	8.30%
Dividend payout ratio	32.90%	24.87%	30.25%

VII. Short-term Borrowings

Information on short-term borrowings is excluded as the average balances of each category of short-term borrowings was less than 30 percent of stockholders’ equity at December 31, 2016, 2015 and 2014.

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

The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The global financial crisis of 2008–09 served as a catalyst for a number of significant changes in the financial services industry, including the Dodd-Frank Act, which reformed the regulation of financial institutions in a comprehensive manner, and the Basel III Rule, which increased both the amount and quality of capital that financial institutions must hold.

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

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. Recently, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

Economic conditions in the state of Kanas have recently been impacted by a decline in commodity prices. This decline has adversely impacted the Kansas economy, specifically the agriculture sector. A continuation of these conditions could materially and adversely affect us.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered appropriate by management to absorb probable incurred loan losses in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2016 and 2015 our allowance for loan losses as a percentage of total loans was 1.26% and 1.39%, respectively, and as a percentage of total non-performing loans was 194.61% and 273.15%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb probable incurred losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $136.8 million and $131.9 million, or 32.1% and 31.0%, of our loan portfolio at December 31, 2016 and 2015, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

When the Bank sells mortgage loans, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our sales agreements require us to repurchase mortgage loans in the event of a breach of any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. In 2016, we were obligated to repurchase two loans. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

The repeal of federal prohibitions on the payment of interest on business demand deposits could increase our interest expense and have a material adverse effect on us.

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

Commercial loans comprised $54.5 million and $61.3 million, or 12.8% and 14.4%, of our loan portfolio at December 31, 2016 and 2015, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agriculture loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Agriculture operating loans comprised $45.4 million and $43.6 million, or 10.7% and 10.3%, of our loan portfolio at December 31, 2016 and 2015, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2016 and 2015, agricultural real estate loans totaled $32.9 million and $27.4 million, or 7.7% and 6.4% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

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

We invest in tax-exempt state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2016, we had $233.2 million of municipal securities, which represented 60.5% of our total securities portfolio. With the economic crisis that began to unfold in 2008, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

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

As of December 31, 2016, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $2.7 million, or 0.64% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $4.0 million, or 0.44% of total assets. In addition, we had $758,000 in accruing loans that were 30-89 days delinquent as of December 31, 2016.

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

Real estate lending (including commercial, construction, land and residential) is a large portion of our loan portfolio. These categories were $268.8 million, or approximately 63.1% of our total loan portfolio, as of December 31, 2016, as compared to $265.9 million, or approximately 62.4% of our total loan portfolio, as of December 31, 2015. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations, and those requirements became more onerous with the implementation of the Basel III Rule. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continuing growth. Our ability to raise additional capital is particularly important to our strategy of continual growth through acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

Our $21.3 million of subordinated debentures are held by three business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our common stock.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and given recent economic conditions, more drastic changes may occur. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The FASB has adopted a new accounting standard that will be effective for the Company and the Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and to greatly increase the types of data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

Our business is affected from time to time by federal and state laws and regulations relating to hazardous substances.

Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect us both as an owner of branches and other properties used in our business and as a lender holding a security interest in property which is found to contain hazardous substances. In particular, our leased branch office located in Iola is located on property that has been designated as a “Superfund” site under CERCLA. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect our decision whether or not to foreclose on a property. Before foreclosing on commercial real estate, our general policy is to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause us to elect not to foreclose on the property, thereby reducing our flexibility in handling the loan.

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

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol "LARK" since 2001. At December 31, 2016, the Company had approximately 321 common shareholders of record. Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years. Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2016 and 2015.

Year ended December 31, 2016	High	Low	Cash dividends paid
First Quarter	$24.51	$22.67	$0.1905
Second Quarter	24.76	23.62	$0.1905
Third Quarter	25.29	23.86	$0.1905
Fourth Quarter	28.73	25.00	$0.1905

Year ended December 31, 2015	High	Low	Cash dividends paid
First Quarter	$26.01	$18.63	$0.1724
Second Quarter	25.26	21.04	$0.1724
Third Quarter	25.22	22.22	$0.1724
Fourth Quarter	26.19	23.10	$0.1724

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

In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our then-outstanding common stock. Unless terminated earlier by resolution of the Board of Directors, the May 2008 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2016, there were 108,006 shares remaining to repurchase under the plan. The Company did not repurchase any shares during the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$911,382	$878,376	$863,470	$828,755	$614,067
Loans, net	420,461	419,923	416,190	414,016	315,914
Investment securities	390,862	357,935	352,938	305,517	218,538
Cash and cash equivalents	19,996	13,569	12,760	29,735	14,920
Deposits	741,521	714,727	704,555	687,486	482,500
Borrowings	72,867	70,658	76,547	68,744	59,967
Stockholders’ equity	84,951	80,570	71,645	62,692	63,333

Selected Operating Data:
Interest income	29,230	28,997	27,850	22,112	22,052
Interest expense	3,191	3,081	3,186	3,081	3,910
Net interest income	26,039	25,916	24,664	19,031	18,142
Provision for loan losses	500	(700)	600	800	1,900
Net interest income after provision for loan losses	25,539	26,616	24,064	18,231	16,242
Non-interest income	14,850	17,010	15,071	10,705	12,443
Non-interest expense	29,114	29,206	28,060	23,535	20,504
Earnings before income taxes	11,275	14,420	11,075	5,401	8,181
Income tax expense	2,314	3,914	3,026	746	1,814
Net earnings	8,961	10,506	8,049	4,655	6,367
Earnings per share (1):
Basic	2.35	2.85	2.19	1.30	1.79
Diluted	2.31	2.77	2.16	1.29	1.78
Dividends per share (1)	0.76	0.69	0.66	0.63	0.60
Book value per common share outstanding (1)	21.96	21.73	19.50	17.24	17.83

Other Data:
Return on average assets	1.00%	1.21%	0.96%	0.70%	1.01%
Return on average equity	10.34%	13.81%	11.89%	7.33%	10.34%
Equity to total assets	9.32%	9.17%	8.30%	7.56%	10.31%
Net interest rate spread (2)	3.34%	3.42%	3.38%	3.30%	3.36%
Net interest margin (2)	3.45%	3.51%	3.47%	3.40%	3.47%
Non-performing assets to total assets	0.44%	0.36%	0.73%	1.24%	1.88%
Non-performing loans to total gross loans	0.64%	0.51%	1.44%	2.35%	2.84%
Allowance for loan losses to total gross loans	1.26%	1.39%	1.26%	1.32%	1.43%
Dividend payout ratio	32.90%	24.87%	30.25%	48.32%	33.33%
Number of full service banking offices	29	29	29	30	22

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2016, 2015, 2014, and 2013.
(2)	Presented on a taxable equivalent basis, using a 34% federal tax rate.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments, and certain non-interest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, federal deposit insurance costs, data processing expenses and provision for loan losses.

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

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods to determine the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value. The Company performed a step one impairment test as of December 31, 2016 by comparing the implied fair value of the Company’s single reporting unit to its carrying value. Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s step one impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

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

The objective of accounting for income taxes is to recognize the taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns. The Company recognizes an income tax position only if it is more likely than not that it will be sustained upon examination by the Internal Revenue Service (the “IRS”), based upon its technical merits. Once that standard is met, the amount recorded will be the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings. The Company assesses it deferred tax assets to determine if the items are more likely than not to be realized and a valuation allowance is established for any amounts that are not more likely than not to be realized. Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

SUMMARY OF PERFORMANCE. Net earnings for 2016 decreased $1.5 million, or 14.7%, to $9.0 million as compared to $10.5 million for 2015. The decrease in net earnings was primarily due to a decline in gains on sales of loans and an increase in our provision for loan losses. Gains on sales of loans decreased primarily as a result of the departure of several mortgage lenders during 2016, which decreased the volume of one-to-four family residential real estate loans originated and sold during 2016 as compared to 2015. The increase in our provision for loan losses was primarily the result of a $1.7 million recovery on a previously charged-off construction loan, which contributed to a $700,000 credit provision for loan losses during 2015 compared to a $500,000 provision for loan losses during the same period of 2016.

Partially offsetting those effects was higher net interest income for 2016, which increased $123,000 to $26.0 million, or 0.5% higher than the $25.9 million recorded for 2015. Our net interest margin, on a tax equivalent basis, decreased from 3.51% during 2015 to 3.45% in 2016. The growth in net interest income was primarily the result of a 2.9% increase in average interest-earning assets, from $785.6 million in 2015 to $808.6 million in 2016. The current interest rate environment continues to restrain our ability to increase our net interest margin as higher short term interest rates may lead to increases in our costs of funds while competition for loans inhibits our ability to earn higher yields.

We distributed a 5% stock dividend for the 16th consecutive year in December 2016. All per share and average share data in this section reflect the 2016 and 2015 stock dividends.

Interest Income. Interest income for 2016 increased $233,000 to $29.2 million, an increase of 0.8% as compared to 2015. Interest income on loans decreased $91,000, or 0.4%, to $21.3 million for 2016 compared to 2015, due to lower tax equivalent yields on loans, which decreased from 5.01% in 2015 to 4.93% in 2016. Partially offsetting the decline in tax equivalent yields was an increase in our average loan balances from $428.8 million during 2015 to $433.7 million during 2016. Interest income on investment securities increased $324,000, or 4.2%, to $8.0 million during 2016, as compared to $7.7 million in 2015. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $354.0 million during 2015 to $371.8 million during 2016. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield, which increased from 2.59% in 2015 to 2.60% during 2016.

Interest Expense. Interest expense during 2016 increased $110,000, or 3.6%, to $3.2 million as compared to 2015. Interest expense on interest-bearing deposits increased $63,000, or 5.9%, to $1.1 million for 2016 as compared to 2015. Our total cost of interest-bearing deposits increased from 0.19% during 2015 to 0.20% during 2016 as a result of higher rates paid on money market and checking accounts with rates that reprice based on market indexes. Also contributing to higher interest expense was an increase in our average interest-bearing deposit balances from $558.1 million during 2015 to $561.5 million during 2016. Interest expense on borrowings increased $47,000, or 2.3%, to $2.1 million during 2016 as compared 2015, due to an increase in our average outstanding borrowings and higher rates on those borrowings. Our average outstanding borrowings increased from $77.7 million in 2015 to $79.1 million during 2016, while our average rate on our borrowings increased from 2.59% in 2015 to 2.60% in 2016.

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

During 2016, net interest income increased $123,000, or 0.5%, to $26.0 million compared to $25.9 million in 2015. Our net interest margin, on a tax-equivalent basis, decreased to 3.45% during 2016 from 3.51% during 2015. The increase in net interest income was primarily the result of a 2.9% increase in our average interest-earning assets from $785.6 million in 2015 to $808.6 million in 2016. We do not expect increases in our net interest margin in the near term, and it is possible that our net interest margin will decline in future periods, as we may be unable to increase the yield on our loans and investment securities to the extent necessary to offset higher cost of deposits and borrowings due to higher interest rates.

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

During 2016, we recorded a provision for loan losses of $500,000 compared to a credit provision for loan losses of $700,000 during 2015. We recorded net loan recoveries of $1.3 million during 2015 compared to net loan charge-offs of $1.1 million during 2016. The net loan recoveries during 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of December 31, 2016, the Company recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount. The net loan recoveries during 2015 were the primary reason for the credit provision for loan losses during the year. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income was $14.9 million in 2016, a decrease of $2.2 million, or 12.7%, compared to 2015. The decrease in non-interest income was primarily the result of a decrease of $2.5 million in gains on sales of loans. Gains on sales of loans decreased primarily as a result of decreased volumes of one-to-four family residential real estate loans originated and sold during 2016 as compared to the prior year. The lower origination volumes were the result of losing several mortgage lenders during 2016. Also contributing to the decrease in non-interest income in 2016 compared to 2015 was a gain of $236,000 on the sale of a closed branch facility during 2015, which was included in other non-interest income in 2015. Partially offsetting these effects was a net gain of $558,000 was recorded on sales of investment securities during 2016 as compared to a loss of $119,000 on sales of investment securities in 2015.

Non-interest Expense. Non-interest expense decreased $92,000, or 0.3%, to $29.1 million in 2016 compared to $29.2 million in 2015. The decrease was primarily the result of a $444,000 decrease in other non-interest expense, due primarily to reduced mortgage banking activity in 2016 compared to 2015. Other non-interest expense in 2015 included a $163,000 impairment of the residual real estate collateral associated with an affordable housing investment. Partially offsetting those decreases was an increase of $193,000 in foreclosure and real estate owned expense as a result of additional real estate owned assets in 2016 compared to 2015.

INCOME TAXES. During 2016, we recorded income tax expense of $2.3 million, which constituted an effective tax rate of 20.5%, compared to an income tax expense of $3.9 million and an effective tax rate of 27.1% in 2015. The decrease in tax expense and our effective tax rate during 2016 was due to a lower level of taxable income and higher tax exempt income. The early adoption of ASU 2016-09 also decreased tax expense by $308,000 during 2016 as a result of recognizing excess tax benefits from the exercise of stock options as a component of income tax expense.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014.

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

Provision for Loan Losses. During 2015, we recorded a credit provision for loan losses of $700,000 compared to a provision for loan losses of $600,000 during 2014. We recorded net loan recoveries of $1.3 million during 2015 compared to net loan charge-offs of $820,000 during 2014. The net loan recoveries during 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of December 31, 2015, the Company had recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount. The net loan recoveries during 2015 were the primary reason for the credit provision for loan losses during the year. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

Non-interest Income. Total non-interest income was $17.0 million in 2015, an increase of $1.9 million, or 12.9%, compared to 2014. The increase in non-interest income was primarily the result of an increase of $2.1 million in gains on sales of loans. Gains on sales of loans increased primarily as a result of increased volumes of one-to-four family residential real estate loans originated and sold during 2015 as compared to the prior year. The higher origination volumes were the result of adding mortgage lenders and increased refinancing demand. Also contributing to the increase in non-interest income was a gain of $236,000 on the sale of a closed branch facility during 2015, which was included in other non-interest income. Partially offsetting these increases was a net loss of $119,000 that was recorded on sales of investment securities during 2015 as we sold $30.6 million of our agency mortgage-backed investment securities portfolio to reduce exposure to rising interest rates. During 2014, we recognized $99,000 in gains on sales of investment securities.

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

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$7,174	$7,372	$7,350	$7,334
Interest expense	770	810	798	813
Net interest income	6,404	6,562	6,552	6,521
Provision for loan losses	50	300	150	-
Net interest income after provision for loan losses	6,354	6,262	6,402	6,521
Non-interest income	3,894	3,948	3,742	3,266
Non-interest expense	7,162	7,211	7,394	7,347
Earnings before income taxes	3,086	2,999	2,750	2,440
Income tax expense	693	673	594	354
Net earnings	$2,393	$2,326	$2,156	$2,086
Earnings per share (1)(2):
Basic	$0.64	$0.61	$0.56	$0.54
Diluted	$0.63	$0.60	$0.55	$0.53

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$7,063	$7,393	$7,200	$7,341
Interest expense	769	769	773	770
Net interest income	6,294	6,624	6,427	6,571
Provision for loan losses	(1,000)	200	100	-
Net interest income after provision for loan losses	7,294	6,424	6,327	6,571
Non-interest income	3,763	4,682	4,476	4,089
Non-interest expense	7,111	7,443	7,308	7,344
Earnings before income taxes	3,946	3,663	3,495	3,316
Income tax expense	1,169	1,047	966	732
Net earnings	$2,777	$2,616	$2,529	$2,584
Earnings per share (1):
Basic	$0.75	$0.71	$0.69	$0.70
Diluted	$0.73	$0.69	$0.67	$0.68

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2016 and 2015.

(2) Income tax expense, net earnings and earnings per share for 2016 have been recast to reflect the early adoption of ASU 2016-09 in the fourth quarter of 2016.

FINANCIAL CONDITION. Despite measured improvement in certain metrics, general uncertainty with respect to economic conditions in the United States continues to affect our asset quality and performance. The geographic markets in which the Company operates have also been impacted by an economic downturn in the agriculture sector. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Outside a few problem loans that management is working to resolve, our asset quality has generally improved over the past few years. Outside of identified problem assets, management believes that the Company continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $911.4 million at December 31, 2016, compared to $878.4 million at December 31, 2015. The increase in our total assets was primarily the result of an increase in our investment securities available for sale, which increased from $353.4 million at December 31, 2015 to $385.6 million at December 31, 2016. Net loans, excluding loans held for sale, increased slightly to $420.5 million at December 31, 2016 from $419.9 million at December 31, 2015.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At December 31, 2016, our allowance for loan losses totaled $5.3 million, or 1.26% of gross loans outstanding, as compared to $5.9 million, or 1.39% of gross loans outstanding, at December 31, 2015.

As of December 31, 2016 and 2015, approximately $16.6 million and $15.3 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though these borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at December 31, 2016 and 2015, respectively.

Loans past due 30-89 days and still accruing interest totaled $758,000, or 0.18% of gross loans at December 31, 2016 compared to $1.4 million, or 0.33% of gross loans, at December 31, 2015. At December 31, 2016, $2.7 million of loans were on non-accrual status, or 0.64% of gross loans, compared to $2.2 million, or 0.51% of gross loans, at December 31, 2015. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at December 31, 2016 or December 31, 2015. Our impaired loans totaled $6.7 million at December 31, 2016 compared to $6.8 million at December 31, 2015. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2016 and December 31, 2015 was related to TDRs that were accruing interest but still classified as impaired.

At December 31, 2016, the Company had eleven loan relationships consisting of seventeen outstanding loans that were classified as TDRs compared to ten relationships consisting of fourteen outstanding loans classified as TDRs at December 31, 2015.

During 2016, the Company classified a $302,000 agriculture loan relationship consisting of three loans as a TDR after extending the maturities of the loans. The collateral securing the loans was deemed to be insufficient, resulting in a charge-off of $215,000. The Company also classified an $8,000 commercial loan as a TDR during 2016 after modifying the payments to interest only. Also during 2016, the Company classified a $188,000 one-to-four family residential real estate loan as a TDR after agreeing to a loan modification which adjusted the payment schedule.

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

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2016, we had $1.3 million of real estate owned compared to $1.0 million at December 31, 2016. As of December 31, 2016, real estate owned primarily consisted of a few residential real estate properties and one commercial property. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $26.8 million in total deposits during 2016, to $741.5 million at December 31, 2016, from $714.7 million at December 31, 2015. The increase in deposits was primarily due to higher non-interest bearing deposits, money market and checking accounts and savings accounts. The increases were partially offset by lower balances in certificates of deposit balances. Total borrowings increased $2.2 million to $72.9 million at December 31, 2016, from $70.7 million at December 31, 2015.

Non-interest-bearing deposits at December 31, 2016, were $152.0 million, or 20.5% of deposits, compared to $143.6 million, or 20.1%, at December 31, 2015. Money market and checking accounts were 48.7% of our deposit portfolio and totaled $361.4 million at December 31, 2016, compared to $346.1 million, or 48.4%, at December 31, 2015. Savings accounts increased to $88.3 million, or 11.9% of deposits, at December 31, 2016, from $81.1 million, or 11.3%, at December 31, 2015. Certificates of deposit totaled $139.8 million, or 18.9% of deposits, at December 31, 2016, compared to $143.9 million, or 20.2%, at December 31, 2015.

Certificates of deposit at December 31, 2016, scheduled to mature in one year or less totaled $100.1 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2016, our cash and cash equivalents increased by $6.4 million. Our operating activities provided net cash of $19.0 million in 2016 primarily due to a decrease in loans held for sale as more one-to-four family residential mortgage loans were sold than originated for sale in 2016. Our investing activities used net cash of $40.3 million during 2016, primarily as a result of purchasing more investment securities than were sold or matured in 2016. Our financing activities provided net cash of $27.7 million during 2016, primarily as a result of an increase in deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $405.6 million at December 31, 2016 and $367.0 million at December 31, 2015. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2016, we had outstanding FHLB advances of $35.0 million and $4.1 million of borrowings against our line of credit with the FHLB. At December 31, 2016, we had collateral pledged to the FHLB that would allow us to borrow an additional $38.7 million, subject to FHLB credit requirements and policies. At December 31, 2016, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $16.0 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at December 31, 2016. At December 31, 2016, we had subordinated debentures totaling $21.3 million and other borrowings of $12.5 million, which consisted of repurchase agreements. At December 31, 2016, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution that matures on November 1, 2017, with an interest rate that adjusts daily based on the prime rate plus 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2016.

OFF BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.9 million at December 31, 2016.

At December 31, 2016, we had outstanding loan commitments, excluding standby letters of credit, of $75.8 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2016, we maintained a leverage capital ratio of 10.04% and a total risk-based capital ratio of 18.46%. As shown by the following table, our capital exceeded the minimum capital requirements in effect at December 31, 2016 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$88,819	10.04%	$35,370	4.0%
Common Equity Tier 1 capital (1)	68,263	13.32%	26,265	5.1%
Tier 1 capital (1)	88,819	17.33%	33,952	6.6%
Total risk-based capital (1)	94,596	18.46%	44,201	8.6%

       (1) The required percent includes a capital conservation buffer of 0.625%.

At December 31, 2016, the Bank maintained a leverage ratio of 9.98% and a total risk-based capital ratio of 18.31%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2016 (dollars in thousands):

	Actual	Actual	Required	Required
	amount	percent	amount	percent
Leverage	$88,076	9.98%	$35,284	4.0%
Common Equity Tier 1 capital (1)	88,076	17.23%	26,194	5.1%
Tier 1 capital (1)	88,076	17.23%	33,861	6.6%
Total risk-based capital (1)	93,560	18.31%	44,083	8.6%

       (1) The required percent includes a capital conservation buffer of 0.625%.

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums, and we expect that they will allow us to operate without capital adequacy concerns. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a bank rating system based on the capital levels of banks. As of December 31, 2016 and 2015, we exceeded the "well capitalized" thresholds, which is the highest rating available under this capital-based rating system. With the implementation of the Basel III Rule, which became effective January 1, 2015, these capital requirements, and the related prompt correction action provisions increased. There are no conditions or events, including the implementation of the Basel III Rule, since that notification that management believes have changed the institution’s category. We have $21.3 million in trust preferred securities which, in accordance with current capital guidelines, have been included in capital as of December 31, 2015. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2016, we paid a quarterly cash dividend of $0.19 per share to our stockholders, as adjusted to give effect to a 5% stock dividend, which we distributed for the 16th consecutive year in December 2016. The 2015 quarterly cash dividends were $0.172 per share as adjusted to give effect to a 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2016. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2016, approximately $23.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2016 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$000's change in net interest income	% change in net interest income
200 basis point rising	$(1,774)	-6.6%
100 basis point rising	(914)	-3.4%
100 basis point falling	(267)	-1.0%

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

Given the historically low interest rates that have persisted for the last several years, we believe it is unlikely that interest rates will move much lower than experienced in 2016. We have been successful in meeting the interest sensitivity objectives set forth in our policy. This has been accomplished primarily by managing the assets and liabilities while maintaining our traditional high credit standards.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

("GAP" TABLE)

As of December 31, 2016
	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$20,797	$56,395	$175,414	$138,256	$390,862
Loans	74,832	134,899	193,118	23,129	425,978
Total interest-earning assets	$95,629	$191,294	$368,532	$161,385	$816,840

Interest-bearing liabilities:
Certificates of deposit	$37,150	$62,966	$39,647	$75	$139,838
Money market and checking accounts	3,493	10,478	282,258	65,169	361,398
Savings accounts	-	-	70,618	17,655	88,273
Borrowed money	42,867	5,000	25,000	-	72,867
Total interest-bearing liabilities	$83,510	$78,444	$417,523	$82,899	$662,376

Interest sensitivity gap per period	$12,119	$112,850	$(48,991)	$78,486	$154,464
Cumulative interest sensitivity gap	12,119	124,969	75,978	154,464

Cumulative gap as a percent of total interest-earning assets	1.48%	15.30%	9.30%	18.91%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	114.51%	177.16%	113.11%	123.32%

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in “Item 1A. Risk Factors”.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Landmark Bancorp, Inc. and Subsidiary

Manhattan, Kansas

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landmark Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek LLP

Oak Brook, Illinois

March 14, 2017

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2016	2015
Assets
Cash and cash equivalents	$19,996	$13,569
Investment securities available-for-sale, at fair value	385,563	353,438
Bank stocks, at cost	5,299	4,497
Loans, net of allowance for loans losses of $5,344 and $5,922	420,461	419,923
Loans held for sale	5,517	14,465
Premises and equipment, net	20,407	20,958
Bank owned life insurance	18,314	18,164
Goodwill	17,532	17,532
Other intangible assets, net	3,986	4,304
Real estate owned, net	1,279	1,000
Accrued interest and other assets	13,028	10,526
Total assets	$911,382	$878,376

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$152,012	$143,616
Money market and checking	361,398	346,106
Savings	88,273	81,062
Time	139,838	143,943
Total deposits	741,521	714,727

Federal Home Loan Bank borrowings	39,100	37,600
Subordinated debentures	21,284	21,084
Other borrowings	12,483	11,974
Accrued interest and other liabilities	12,043	12,421
Total liabilities	826,431	797,806

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 3,868,077 and 3,707,588 shares issued and outstanding at December 31, 2016 and 2015, respectively	38	35
Additional paid-in capital	51,968	45,372
Retained earnings	34,293	32,988
Accumulated other comprehensive (loss) income	(1,348)	2,175
Total stockholders’ equity	84,951	80,570

Total liabilities and stockholders’ equity	$911,382	$878,376

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2016	2015	2014
Interest income:
Loans:
Taxable	$21,010	$21,077	$20,802
Tax-exempt	244	268	328
Investment securities:
Taxable	4,551	4,584	4,119
Tax-exempt	3,425	3,068	2,601
Total interest income	29,230	28,997	27,850
Interest expense:
Deposits	1,134	1,071	1,235
Subordinated debentures	787	699	686
Borrowings	1,270	1,311	1,265
Total interest expense	3,191	3,081	3,186
Net interest income	26,039	25,916	24,664
Provision for loan losses	500	(700)	600
Net interest income after provision for loan losses	25,539	26,616	24,064
Non-interest income:
Fees and service charges	7,268	7,331	7,424
Gains on sales of loans, net	5,476	7,993	5,880
Increase in cash surrender value of bank owned life insurance	508	514	523
Gains (losses) on sales of investment securities, net	558	(119)	99
Other	1,040	1,291	1,145
Total non-interest income	14,850	17,010	15,071
Non-interest expense:
Compensation and benefits	15,313	15,230	14,347
Occupancy and equipment	4,334	4,252	4,397
Data processing	1,419	1,391	1,416
Amortization of intangibles	1,397	1,355	1,296
Professional fees	1,081	1,048	1,096
Advertising	573	618	534
Federal deposit insurance premiums	369	433	518
Foreclosure and real estate owned expense	258	65	102
Other	4,370	4,814	4,354
Total non-interest expense	29,114	29,206	28,060
Earnings before income taxes	11,275	14,420	11,075
Income tax expense	2,314	3,914	3,026
Net earnings	$8,961	$10,506	$8,049
Earnings per share:
Basic (1)	$2.35	$2.85	$2.19
Diluted (1)	$2.31	$2.77	$2.16

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2016, 2015 and 2014.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Net earnings	$8,961	$10,506	$8,049

Net unrealized holding (losses) gains on available-for-sale securities	(5,021)	437	4,445
Less reclassification adjustment on (gains) losses included in earnings	(558)	119	(99)
Net unrealized (losses) gains	(5,579)	556	4,346
Income tax effect on net (losses) gains included in earnings	206	(44)	37
Income tax effect on net unrealized holding gains (losses)	1,850	(155)	(1,639)
Other comprehensive (loss) income	(3,523)	357	2,744

Total comprehensive income	$5,438	$10,863	$10,793

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2014	$31	$36,400	$27,187	$(926)	$62,692
Net earnings	-	-	8,049	-	8,049
Other comprehensive income	-	-	-	2,744	2,744
Dividends paid ($0.66 per share) (1)	-	-	(2,415)	-	(2,415)
Stock-based compensation	-	55	-	-	55
Exercise of stock options, 34,394 shares, including excess tax benefit of $26	-	520	-	-	520
5% stock dividend, 158,444 shares	2	3,498	(3,500)	-	-
Balance at December 31, 2014	33	40,473	29,321	1,818	71,645
Net earnings	-	-	10,506	-	10,506
Other comprehensive income	-	-	-	357	357
Dividends paid ($0.69 per share) (1)	-	-	(2,547)	-	(2,547)
Stock-based compensation	-	16	-	-	16
Exercise of stock options, 30,543 shares, including excess tax benefit of $83	-	593	-	-	593
5% stock dividend, 167,250 shares	2	4,290	(4,292)	-	-
Balance at December 31, 2015	35	45,372	32,988	2,175	80,570
Net earnings	-	-	8,961	-	8,961
Other comprehensive loss	-	-	-	(3,523)	(3,523)
Dividends paid ($0.76 per share) (1)	-	-	(2,912)	-	(2,912)
Stock-based compensation	-	59	-	-	59
Exercise of stock options, 141,103 shares	1	1,795	-	-	1,796
5% stock dividend, 183,538 shares	2	4,742	(4,744)	-	-
Balance at December 31, 2016	$38	$51,968	$34,293	$(1,348)	$84,951

(1) Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2016, 2015 and 2014.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$8,961	$10,506	$8,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	500	(700)	600
Valuation allowance on real estate owned	34	9	34
Amortization of investment security premiums, net	1,677	1,536	1,712
Amortization of purchase accounting adjustment on loans	(143)	(542)	(495)
Amortization of purchase accounting adjustment on subordinated debentures	200	200	200
Amortization of intangibles	1,397	1,355	1,296
Depreciation	1,144	1,162	1,126
Increase in cash surrender value of bank owned life insurance	(508)	(514)	(523)
Stock-based compensation	59	16	55
Deferred income taxes	919	625	(103)
Net (gain) loss on investment securities	(558)	119	(99)
Impairment of affordable housing investment	-	163	-
Net loss (gain) on sales of premises and equipment and foreclosed assets	89	(244)	(32)
Net gains on sales of loans	(5,476)	(7,993)	(5,880)
Proceeds from sale of loans	222,857	290,731	214,100
Origination of loans held for sale	(208,433)	(286,532)	(211,027)
Changes in assets and liabilities:
Accrued interest and other assets	(2,398)	(2,530)	(1,201)
Accrued interest expenses and other liabilities	(1,304)	(329)	861
Net cash provided by operating activities	19,017	7,038	8,673
Cash flows from investing activities:
Net increase in loans	(2,159)	(3,636)	(2,640)
Maturities and prepayments of investment securities	41,837	55,426	43,746
Purchases of investment securities	(94,060)	(89,627)	(97,963)
Proceeds from sale of investment securities	14,326	30,610	8,265
Redemption of bank stocks	4,686	13,412	6,053
Purchase of bank stocks	(5,488)	(13,902)	(4,789)
Proceeds from sales of premises and equipment and foreclosed assets	813	570	340
Proceeds from bank owned life insurance	358	-	-
Purchases of premises and equipment, net	(596)	(1,223)	(1,461)
Net cash used in investing activities	(40,283)	(8,370)	(48,449)
Cash flows from financing activities:
Net increase in deposits	26,800	10,184	17,093
Federal Home Loan Bank advance borrowings	417,739	327,948	106,445
Federal Home Loan Bank advance repayments	(416,239)	(333,601)	(98,881)
Proceeds from other borrowings	509	3,309	4,515
Repayments on other borrowings	-	(3,745)	(4,476)
Proceeds from exercise of stock options	1,796	593	520
Payment of dividends	(2,912)	(2,547)	(2,415)
Net cash provided by financing activities	27,693	2,141	22,801
Net increase (decrease) in cash and cash equivalents	6,427	809	(16,975)
Cash and cash equivalents at beginning of year	13,569	12,760	29,735
Cash and cash equivalents at end of year	$19,996	$13,569	$12,760

LANDMARK BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$945	$3,390	$1,980
Cash paid during the year for interest	3,016	3,092	3,223

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$1,212	$1,024	$209
Investment securities purchases not yet settled	926	2,015	899

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Landmark Bancorp, Inc. and its wholly owned subsidiary, Landmark National Bank. All intercompany balances and transactions have been eliminated in consolidation. The Bank, considered a single operating segment, is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans.

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

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in operation of banks. As of December 31, 2016 and 2015, the Bank did not have a minimum reserve requirement.

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

Loans Held for Sale. Effective in 2016, mortgage loans originated and intended for sale in the secondary market are carried at fair value. Prior to 2016, mortgage loans originated and intended for sale in the secondary market were carried at the lower of aggregate cost or fair value. The fair value includes the servicing value of the loans as well as any accrued interest.

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

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of tax which are also recognized as separate components of equity.

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

In the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09 Compensation- Stock Compensation (Topic 718). As a result of this election, the Company recognized $308,000 of excess tax benefits from the exercise of stock options as a reduction in income tax expense during 2016. Also upon early adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change in accounting for forfeitures did not impact the consolidated financial statements.

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computations for 2016, 2015 and 2014 include all unexercised stock options.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2016, 2015 and 2014, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2016	2015	2014
Net earnings available to common shareholders	$8,961	$10,506	$8,049

Weighted average common shares outstanding - basic	3,806,756	3,682,694	3,667,902
Assumed exercise of stock options	65,303	109,952	62,150
Weighted average common shares outstanding - diluted	3,872,059	3,792,646	3,730,052
Earnings per share:
Basic	$2.35	$2.85	$2.19
Diluted	$2.31	$2.77	$2.16

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

(2) Impact of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management has concluded the adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. Upon the effective date of the update, changes in the value of the Company's common stock investments will be adjustments to the income statement. Management has concluded that the remaining requirements of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued an update ASU 2016-02, Leases creating FASB Topic 842, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Management has concluded that based on the Company’s current operating leases, the adoption of ASU 2016-02 will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued an update ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance in this update affects any entity that issues share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company elected to adopt ASU 2016-09 in 2016. As a result of this election, income tax expense decreased by $308,000 during 2016 as a result of recognized excess tax benefits from the exercise of stock options. The presentation of excess tax benefits from the exercise of stock options have been presented on a prospective basis and are included in changes in accrued interest and other assets in the operating activities section of the statement of cash flows in 2016.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public entities the amendments of the update are effective beginning January 1, 2020. Management has initiated an implementation committee to assist in assessing data and system needs for the new standard. Management anticipates the effect will be an increase to the allowance for loan losses upon adoption. However, the overall increase is uncertain at this time.

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

(3) Investment Securities

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$6,005	$10	$-	$6,015
U. S. federal agency obligations	27,140	48	(49)	27,139
Municipal obligations, tax exempt	163,632	696	(2,666)	161,662
Municipal obligations, taxable	71,371	463	(271)	71,563
Agency mortgage-backed securities	109,427	171	(1,222)	108,376
Certificates of deposit	9,700	-	-	9,700
Common stocks	458	650	-	1,108
Total	$387,733	$2,038	$(4,208)	$385,563

	As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$6,517	$1	$(1)	$6,517
U. S. federal agency obligations	30,064	43	(187)	29,920
Municipal obligations, tax exempt	135,341	2,671	(71)	137,941
Municipal obligations, taxable	81,999	472	(581)	81,890
Agency mortgage-backed securities	85,829	391	(235)	85,985
Certificates of deposit	9,699	-	-	9,699
Common stocks	580	906	-	1,486
Total	$350,029	$4,484	$(1,075)	$353,438

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2016 and 2015. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2016
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	9	15,056	(49)	-	-	15,056	(49)
Municipal obligations, tax exempt	275	97,842	(2,666)	-	-	97,842	(2,666)
Municipal obligations, taxable	66	26,184	(271)	-	-	26,184	(271)
Agency mortgage-backed securities	58	83,011	(1,222)	-	-	83,011	(1,222)
Total	408	$222,093	$(4,208)	$-	$-	$222,093	$(4,208)

		As of December 31, 2015
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	2	$3,542	$(1)	$-	$-	$3,542	$(1)
U.S. federal agency obligations	18	23,015	(163)	1,976	(24)	24,991	(187)
Municipal obligations, tax exempt	47	11,328	(53)	2,132	(18)	13,460	(71)
Municipal obligations, taxable	105	38,605	(494)	5,068	(87)	43,673	(581)
Agency mortgage-backed securities	40	29,814	(166)	2,925	(69)	32,739	(235)
Total	212	$106,304	$(877)	$12,101	$(198)	$118,405	$(1,075)

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and the FHLB. The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2016, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

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

The amortized cost and fair value of investment securities at December 31, 2016 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$34,648	$34,707
Due after one year but within five years	189,282	188,375
Due after five years but within ten years	85,521	84,960
Due after ten years	77,824	76,413
Common stocks	458	1,108
Total	$387,733	$385,563

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Sales proceeds	$14,326	$30,610	$8,265

Realized gains	$573	$230	$125
Realized losses	(15)	(349)	(26)
Net realized gains (losses)	$558	$(119)	$99

Securities with carrying values of $224.3 million and $171.6 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2016 and 2015, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(4) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2016 was $3.3 million compared to $2.5 million at December 31, 2015. The carrying value of the FRB stock was $1.9 million at both December 31, 2016 and 2015. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2016 and 2015.

(5) Loans and Allowance for Loan Losses

Loans consist of the following:

	As of December 31,
(Dollars in thousands)	2016	2015

One-to-four family residential real estate loans	$136,846	$131,930
Construction and land loans	13,738	15,043
Commercial real estate loans	118,200	118,983
Commercial loans	54,506	61,300
Agriculture loans	78,324	71,030
Municipal loans	3,884	7,635
Consumer loans	20,271	19,895
Total gross loans	425,769	425,816
Net deferred loan costs and loans in process	36	29
Allowance for loan losses	(5,344)	(5,922)
Loans, net	$420,461	$419,923

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

(Dollars in thousands)
	Year ended December 31, 2016
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2016	$925	$77	$1,740	$1,530	$1,428	$23	$199	$5,922
Charge-offs	(14)	-	-	(306)	(375)	-	(471)	(1,166)
Recoveries	9	-	-	34	-	6	39	88
Provision for loan losses	(416)	(24)	37	(139)	631	(17)	428	500
Balance at December 31, 2016	504	53	1,777	1,119	1,684	12	195	5,344

Allowance for loan losses:
Individually evaluated for loss	-	-	81	87	89	-	17	274
Collectively evaluated for loss	504	53	1,696	1,032	1,595	12	178	5,070
Total	504	53	1,777	1,119	1,684	12	195	5,344

Loan balances:
Individually evaluated for loss	780	1,937	2,445	355	881	258	72	6,728
Collectively evaluated for loss	136,066	11,801	115,755	54,151	77,443	3,626	20,199	419,041
Total	$136,846	$13,738	$118,200	$54,506	$78,324	$3,884	$20,271	$425,769

(Dollars in thousands)
	Year ended December 31, 2015
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2015	$755	$762	$1,832	$836	$915	$51	$169	$5,320
Charge-offs	(57)	-	(13)	(78)	-	(88)	(318)	(554)
Recoveries	10	1,722	2	15	73	-	34	1,856
Provision for loan losses	217	(2,407)	(81)	757	440	60	314	(700)
Balance at December 31, 2015	925	77	1,740	1,530	1,428	23	199	5,922

Allowance for loan losses:
Individually evaluated for loss	78	-	-	-	-	-	10	88
Collectively evaluated for loss	847	77	1,740	1,530	1,428	23	189	5,834
Total	925	77	1,740	1,530	1,428	23	199	5,922

Loan balances:
Individually evaluated for loss	752	2,220	2,429	620	189	591	36	6,837
Collectively evaluated for loss	131,178	12,823	116,554	60,680	70,841	7,044	19,859	418,979
Total	$131,930	$15,043	$118,983	$61,300	$71,030	$7,635	$19,895	$425,816

	Year ended December 31, 2014
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2014	$732	$1,343	$1,970	$769	$545	$47	$134	$5,540
Charge-offs	(29)	-	-	(783)	-	-	(237)	(1,049)
Recoveries	12	166	4	2	-	-	45	229
Provision for loan losses	40	(747)	(142)	848	370	4	227	600
Balance at December 31, 2014	755	762	1,832	836	915	51	169	5,320

Allowance for loan losses:
Individually evaluated for loss	287	-	17	28	5	-	12	349
Collectively evaluated for loss	468	762	1,815	808	910	51	157	4,971
Total	755	762	1,832	836	915	51	169	5,320

Loan balances:
Individually evaluated for loss	1,589	4,805	2,880	371	285	706	67	10,703
Collectively evaluated for loss	125,966	17,145	115,531	59,600	64,031	8,276	19,977	410,526
Total	$127,555	$21,950	$118,411	$59,971	$64,316	$8,982	$20,044	$421,229

The Company’s impaired loans decreased $109,000 from $6.8 million at December 31, 2015 to $6.7 million at December 31, 2016. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2016 and December 31, 2015 was related to TDRs that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis for impaired loans was immaterial during the years 2016, 2015 and 2014. The following tables present information on impaired loans:

(Dollars in thousands)
	As of December 31, 2016
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate loans	$780	$780	$780	$-	$-	$798	$7
Construction and land loans	3,672	1,937	1,937	-	-	2,068	72
Commercial real estate loans	2,445	2,445	2,145	300	81	2,587	505
Commercial loans	355	355	46	309	87	425	2
Agriculture loans	1,173	881	147	734	89	1,000	2
Municipal loans	258	258	258	-	-	418	-
Consumer loans	72	72	55	17	17	78	13
Total impaired loans	$8,755	$6,728	$5,368	$1,360	$274	$7,374	$601

	As of December 31, 2015
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate loans	$752	$752	$408	$344	$78	$1,041	$-
Construction and land loans	3,955	2,220	2,220	-	-	2,389	88
Commercial real estate loans	2,429	2,429	2,429	-	-	2,484	175
Commercial loans	637	620	620	-	-	634	3
Agriculture loans	189	189	189	-	-	188	3
Municipal loans	591	591	591	-	-	631	19
Consumer loans	36	36	10	26	10	41	-
Total impaired loans	$8,589	$6,837	$6,467	$370	$88	$7,408	$288

	As of December 31, 2014
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate loans	$1,589	$1,589	$167	$1,422	$287	$1,611	$-
Construction and land loans	6,540	4,805	4,805	-	-	6,366	235
Commercial real estate loans	2,880	2,880	2,833	47	17	3,009	24
Commercial loans	371	371	137	234	28	393	10
Agriculture loans	285	285	146	139	5	294	-
Municipal loans	772	706	706	-	-	772	19
Consumer loans	67	67	25	42	12	75	-
Total impaired loans	$12,504	$10,703	$8,819	$1,884	$349	$12,520	$288

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2016 or December 31, 2015. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2016
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate loans	$215	$388	$-	$603	$595	$1,198	$135,648
Construction and land loans	-	-	-	-	599	599	13,139
Commercial real estate loans	-	-	-	-	300	300	117,900
Commercial loans	13	5	-	18	342	360	54,146
Agriculture loans	55	-	-	55	838	893	77,431
Municipal loans	-	-	-	-	-	-	3,884
Consumer loans	79	3	-	82	72	154	20,117
Total	$362	$396	$-	$758	$2,746	$3,504	$422,265

Percent of gross loans	0.09%	0.09%	0.00%	0.18%	0.64%	0.82%	99.18%

	As of December 31, 2015
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate loans	$70	$712	$-	$782	$749	$1,531	$130,399
Construction and land loans	4	-	-	4	614	618	14,425
Commercial real estate loans	240	-	-	240	47	287	118,696
Commercial loans	90	40	-	130	583	713	60,587
Agriculture loans	174	5	-	179	139	318	70,712
Municipal loans	-	-	-	-	-	-	7,635
Consumer loans	65	2	-	67	36	103	19,792
Total	$643	$759	$-	$1,402	$2,168	$3,570	$422,246

Percent of gross loans	0.15%	0.18%	0.00%	0.33%	0.51%	0.84%	99.16%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2016, 2015 and 2014, would have increased interest income by $75,000, $99,000 and $525,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2016, 2015 and 2014.

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

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2016		As of December 31, 2015
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$135,640	$1,206	$130,575	$1,355
Construction and land loans	13,138	600	14,429	614
Commercial real estate loans	111,641	6,559	111,016	7,967
Commercial loans	51,080	3,426	58,862	2,438
Agriculture loans	73,564	4,760	68,186	2,844
Municipal loans	3,884	-	7,635	-
Consumer loans	20,181	90	19,839	56
Total	$409,128	$16,641	$410,542	$15,274

At December 31, 2016, the Company had eleven loan relationships consisting of seventeen outstanding loans totaling $4.9 million that were classified as TDRs compared to ten relationships consisting of fourteen outstanding loans totaling $5.3 million that were classified as TDRs at December 31, 2015.

During 2016, the Company classified a $268,000 agriculture loan relationship consisting of three loans as a TDR after extending the maturities of the loans. The collateral securing the loans was deemed to be insufficient, resulting in a charge-off of $215,000. The Company also classified an $8,000 commercial loan as a TDR during 2016 after modifying the payments to interest only. Also during 2016, the Company classified a $188,000 one-to-four family residential real estate loan as a TDR after agreeing to a loan modification which adjusted the payment schedule.

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

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of December 31, 2016, 2015 and 2014. At December 31, 2016, there was a commitment of $84,000 to lend additional funds on one construction and land loan classified as a TDR. The Company recorded charge-offs of $215,000 and a provision for loan loss of $16,000 against TDRs during 2016. The Company had $80,000 of allowance for loan losses recorded against loans classified as TDRs at December 31, 2016 compared to no allowance at December 31, 2015.

The following table presents information on loans that were classified as TDRs:

(Dollars in thousands)
	As of December 31, 2016			As of December 31, 2015
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$185	2	$55	$3
Construction and land loans	4	588	1,338	4	600	1,606
Commercial real estate loans	3	64	2,145	3	-	2,382
Commerical loans	2	-	13	1	-	37
Agriculture	4	268	44	2	-	50
Municipal loans	2	-	258	2	-	591
Total troubled debt restructurings	17	$920	$3,983	14	$655	$4,669

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2016 and 2015. A summary of such loans and unfunded commitments is as follows:

(Dollars in thousands)

Balance at December 31, 2015	$11,500
New loans	7,925
Repayments	(3,667)
Balance at December 31, 2016	$15,758

(6) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $75.8 million and $70.0 million at December 31, 2016 and 2015, respectively, and are generally at variable interest rates. Standby letters of credit totaled $1.9 million at both December 31, 2016 and 2015.

(7) Goodwill and Intangible Assets

The Company performed its annual step one impairment test as of December 31, 2016.  The fair value of the Company’s single reporting unit was compared to the carrying value of the single reporting unit at the measurement date to determine if any impairment existed.  Based on the results of the December 31, 2016 step one impairment test, the Company concluded its goodwill was not impaired.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,137)	$930
Lease intangible asset	350	(143)	207
Mortgage servicing rights	5,788	(2,939)	2,849
Total other intangible assets	$8,205	$(4,219)	$3,986

	As of December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(855)	$1,212
Lease intangible asset	350	(98)	252
Mortgage servicing rights	5,322	(2,482)	2,840
Total other intangible assets	$7,739	$(3,435)	$4,304

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the years ending December 31:

(Dollars in thousands)	Amortization
expense
2017	$289
2018	252
2019	214
2020	177
2021	121
Thereafter	84
Total	$1,137

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	As of December 31,
	2016	2015
FHLMC	$483,356	$444,714
FHLB	11,393	14,039

Custodial escrow balances maintained in connection with serviced loans were $4.1 million and $3.5 million at December 31, 2016 and 2015, respectively. Gross service fee income related to such loans was $1.2 million, $1.1 million and $939,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	As of December 31,
	2016	2015
Mortgage servicing rights:
Balance at beginning of year	$2,840	$2,477
Additions	1,079	1,289
Amortization	(1,070)	(926)
Balance at end of year	$2,849	$2,840

At December 31, 2016 and 2015, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $5.1 million and $4.6 million at December 31, 2016 and 2015, respectively. Fair value at December 31, 2016 was determined using discount rates ranging from 9.50% to 9.51%, prepayment speeds ranging from 4.86% to 32.79%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.26%. Fair value at December 31, 2015 was determined using discount rates ranging from 9.50% to 10.00%, prepayment speeds ranging from 5.15% to 33.78%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.23%.

The Company had a mortgage repurchase reserve of $301,000 and $351,000 at December 31, 2016 and December 31, 2015, respectively, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company recovered $10,000 of losses and recorded a credit provision of $60,000 against the mortgage repurchase reserve during 2016. The Company charged $76,000 of losses against the mortgage repurchase reserve during 2015. As of December 31, 2016, the Company did not have any outstanding mortgage repurchase requests.

(8) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2016	2015
Land	Indefinite	$6,251	$6,251
Office buildings and improvements	10 - 50 years	18,519	18,352
Furniture and equipment	3 - 15 years	9,055	9,027
Automobiles	2 - 5 years	557	613
Total premises and equipment		34,382	34,243
Accumulated depreciation		(13,975)	(13,285)
Total premises and equipment, net		$20,407	$20,958

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1.1 million, $1.2 million, and $1.1 million, respectively, and was included in occupancy and equipment on the consolidated statements of earnings.

(9) Deposits

The following table presents the maturities of time deposits at December 31, 2016:

(Dollars in thousands)
Year	Amount
2017	$100,117
2018	25,641
2019	5,670
2020	4,456
2021	3,880
Thereafter	74
Total	$139,838

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2016 and 2015 was $19.9 million and $10.6 million, respectively.

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Time deposits	$650	$736	$930
Money market and checking	458	311	282
Savings	26	24	23
Total	$1,134	$1,071	$1,235

(10) Federal Home Loan Bank Borrowings

Term advances from the FHLB totaled $35.0 million at December 31, 2016 and at December 31, 2015. Maturities of such borrowings at December 31, 2016 and 2015 are summarized as follows:

(Dollars in thousands)	As of December 31,
	2016		2015
Year	Amount	Weighted average rates	Amount	Weighted average rates
2017	$10,000	3.64%	$10,000	3.64%
2018	25,000	3.31%	25,000	3.31%
Total	$35,000		$35,000

All of the Bank’s term advances with the FHLB have fixed rates and prepayment penalties. Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were $4.1 million of borrowings at December 31, 2016 compared to $2.6 million of borrowings as of December 31, 2015. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (0.72% at December 31, 2016).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2016 and 2015, there was a blanket pledge of loans and securities totaling $124.0 million and $111.9 million, respectively. At December 31, 2016 and 2015, the Bank’s total borrowing capacity with the FHLB was approximately $93.1 million and $83.8 million, respectively. At December 31, 2016 and 2015, the Bank’s available borrowing capacity was $38.7 million and $29.2 million, respectively. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(11) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 2.85%. The interest rate at December 31, 2016 and 2015 was 3.74% and 3.17%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 1.34%. The interest rate at December 31, 2016 and 2015 was 2.30% and 1.85%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by Citizens Bank’s former holding company to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at LIBOR plus 1.62%. The interest rate at December 31, 2016 and 2015 was 2.62% and 2.21% respectively. Including the purchase accounting accretion, the effective interest rate was 6.50% at December 31, 2016 and 6.09% at December 31, 2015.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(12) Other Borrowings

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2017, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2016. As of December 31, 2016 and 2015, the Company did not have an outstanding balance on the line of credit.

At December 31, 2016 and 2015, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $16.0 million and $14.8 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million at December 31, 2016 and $50.0 million at December 31, 2015. As of December 31, 2016 and 2015, there were no borrowings through these correspondent bank federal funds agreements.

(13) Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances and collateral of the Company’s repurchase agreements:

Repurchase agreements are comprised of non-insured customer funds, totaling $12.5 million at December 31, 2016, and $12.0 million at December 31, 2015, which were secured by $15.7 million and $15.7 million of the Bank’s investment portfolio at the same dates, respectively.

(Dollars in thousands)	Years ended December 31,
	2016	2015
Average daily balance during the year	$12,686	$11,952
Average interest rate during the year	0.15%	0.14%
Maximum month-end balance during the year	$14,002	$14,744
Weighted average interest rate at year-end	0.15%	0.13%

	As of December 31, 2016
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,007	$-	$-	$-	$5,007
Agency mortgage-backed securities	7,476	-	-	-	7,476
Total	$12,483	$-	$-	$-	$12,483

	As of December 31, 2015
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,810	$-	$-	$-	$5,810
Agency mortgage-backed securities	6,164	-	-	-	6,164
Total	$11,974	$-	$-	$-	$11,974

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

(14) Income Taxes

Income tax expense attributable to income from operations consisted of the following:

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Current:
Federal	$1,298	$2,858	$2,465
State	97	431	664
Total current	1,395	3,289	3,129
Deferred:
Federal	797	641	(19)
State	248	(56)	(122)
Total deferred	1,045	585	(141)
Deferred tax valuation allowance	(126)	40	38
Income tax expense	$2,314	$3,914	$3,026

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Computed “expected” tax expense	$3,833	$4,903	$3,766
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(1,220)	(1,104)	(970)
Excess tax benefit from stock option exercise	(283)	-	-
Bank owned life insurance	(177)	(178)	(182)
Reversal of unrecognized tax benefits, net	(125)	(138)	63
State income taxes, net of federal benefit	269	412	320
Investment tax credits	(11)	(11)	(12)
Other, net	28	30	41
	$2,314	$3,914	$3,026

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2016	2015
Deferred tax assets:
Federal alternative minimum tax credit and low income housing credit carry forwards	$192	$123
Loans, including allowance for loan losses	2,303	2,614
Net operating loss carry forwards	485	611
State taxes	737	813
Acquisition costs	394	428
Intangible assets	100	205
Deferred compensation arrangements	158	174
Unrealized loss on investment securities available-for-sale	822	-
Investments	57	-
Investment impairments	39	48
Other, net	-	34
Total deferred tax assets	5,287	5,050
Less valuation allowance	(485)	(611)
Total deferred tax assets, net of valuation allowance	4,802	4,439

Deferred tax liabilities:
Unrealized gain on investment securities available-for-sale	-	1,234
Premises and equipment, net of depreciation	803	900
Mortgage servicing rights	620	-
FHLB stock dividends	76	78
Other borrowings	125	193
Investments	-	2
Other, net	9	-
Total deferred tax liabilities	1,633	2,407

Net deferred tax asset	$3,169	$2,032

The federal alternative minimum tax credit carry forward does not expire and totaled $192,000 and $123,000 as of December 31, 2016 and 2015, respectively. The Company has Kansas corporate net operating loss carry forwards totaling $10.0 million and $12.6 million as of December 31, 2016 and 2015, respectively, which expire between 2017 and 2026. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2016.

Retained earnings at December 31, 2016 and 2015 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2016	2015
Unrecognized tax benefits at beginning of year	$1,800	$1,449
Gross increases to current year tax positions	362	645
Gross decreases to prior year’s tax positions	(37)	(2)
Lapse of statute of limitations	(316)	(292)
Unrecognized tax benefits at end of year	$1,809	$1,800

Tax years that remain open and subject to audit include the years 2013 through 2016 for both federal and state tax purposes. The Company recognized $316,000 and $292,000 of previously unrecognized tax benefits during 2016 and 2015, respectively. The gross unrecognized tax benefits of $1.8 million at both December 31, 2016 and 2015, respectively, would favorably impact the effective tax rate by $1.2 million if recognized. During 2016, 2015 and 2014, the Company recorded $84,000, $55,000 and $89,000 respectively, of income tax expense associated with interest and penalties. As of December 31, 2016 and 2015, the Company has accrued interest and penalties related to the unrecognized tax benefits of $420,000 and $336,000, respectively which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $344,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(15) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $543,000, $554,000 and $502,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Split Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. The liability totaled $37,000 at both December 31, 2016 and 2015.

Deferred Compensation Agreements. The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their retirement. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under these arrangements was $615,000 and $639,000 at December 31, 2016 and 2015, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded expense associated with the deferred compensation agreements of $4,000, $11,000 and $33,000 for the years ended December 31, 2016, 2015 and 2014.

(16) Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards is recognized on a straight line basis over the vesting period, which is typically four or five years. The stock-based compensation cost related to these awards was $59,000, $16,000 and $55,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recognized tax benefits of $308,000, $84,000, and $15,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

At the annual meeting of stockholders on May 20, 2015, our stockholders approved the 2015 Stock Incentive Plan which authorized the issuance of equity awards covering 275,625 shares of common stock as adjusted for subsequent stock dividends. On August 1, 2016, the Company’s Compensation Committee awarded 13,020 shares of restricted common stock. These awards vest ratably over one or four years. The value of the 13,020 shares was based on a stock price of $24.52 per share on the date such shares were granted.

A summary of option activity during 2016 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at January 1, 2016	330,219	$15.43	2.2 years	$3,578
Effect of 5% stock dividend	7,849
Forfeited/expired	-	$-
Exercised	(186,797)	$12.68
Outstanding at December 31, 2016	151,271	$14.02	2.2 years	$2,119
Exercisable at December 31, 2016	151,271	$14.02	2.2 years	$2,119
Fully vested options at December 31, 2016	151,271	$14.02	2.2 years	$2,119

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Intrinsic value of options exercised (on exercise date)	$1,820	$273	$186
Cash received from options exercised	1,796	510	493
Excess tax benefit realized from options exercised	$308	$83	$26

As of December 31, 2016, there was no unrecognized compensation cost related to outstanding nonvested options.

A summary of nonvested restricted common stock activity during 2016 is presented below:

Shares
Nonvested restricted common stock at January 1, 2016	-
Granted	12,400
Effect of 5% stock dividend	620
Nonvested restricted common stock at December 31, 2016	13,020

As of December 31, 2016, there was $260,000 of total unrecognized compensation cost related to 13,020 outstanding unvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2017	$107
2018	59
2019	59
2020	35
Total	$260

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

Fair value estimates of the Company’s financial instruments as of December 31, 2016 and 2015, including methods and assumptions utilized, are set forth below:

	As of December 31, 2016
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,996	$19,996	$-	$-	$19,996
Investment securities available for sale	385,563	7,123	378,440	-	385,563
Bank stocks, at cost	5,299	n/a	n/a	n/a	n/a
Loans, net	420,461	-	-	417,957	417,957
Loans held for sale	5,517	-	5,517	-	5,517
Derivative financial instruments	662	-	662	-	662
Accrued interest receivable	4,240	21	2,104	2,115	4,240

Financial liabilities:
Non-maturity deposits	$(601,683)	$(601,683)	$-	$-	(601,683)
Time deposits	(139,838)	-	(138,623)	-	(138,623)
FHLB borrowings	(39,100)	-	(35,695)	-	(35,695)
Subordinated debentures	(21,284)	-	(18,608)	-	(18,608)
Other borrowings	(12,483)	-	(12,483)	-	(12,483)
Accrued interest payable	(268)	-	(268)	-	(268)

(Dollars in thousands)	As of December 31, 2015
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,569	$13,569	$-	$-	$13,569
Investment securities available-for-sale	353,438	8,003	345,435	-	353,438
Bank stocks, at cost	4,497	n/a	n/a	n/a	n/a
Loans, net	419,923	-	-	420,061	420,061
Loans held for sale	14,465	-	14,465	-	14,465
Derivative financial instruments	797	-	797	-	797
Accrued interest receivable	4,002	22	2,117	1,863	4,002

Financial liabilities:
Non-maturity deposits	$(570,784)	$(570,784)	$-	$-	(570,784)
Time deposits	(143,943)	-	(142,924)	-	(142,924)
FHLB borrowings	(37,600)	-	(38,215)	-	(38,215)
Subordinated debentures	(21,084)	-	(19,051)	-	(19,051)
Other borrowings	(11,974)	-	(11,974)	-	(11,974)
Accrued interest payable	(287)	-	(287)	-	(287)

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

Mortgage loans originated and intended for sale in the secondary market are carried at estimated fair value. The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

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

The Company’s derivative financial instruments consist of interest rate lock commitments and forward commitments for the future delivery of these mortgage loans. The fair values of these derivatives are based on quoted prices for similar loans in the secondary market. The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sale of loans, net in the consolidated statements of earnings.

Off-Balance-Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate of these fees is not material.

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2016 or 2015.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2016 and 2015, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2016
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$6,015	$6,015	$-	$-
U. S. federal agency obligations	27,139	-	27,139	-
Municipal obligations, tax exempt	161,662	-	161,662	-
Municipal obligations, taxable	71,563	-	71,563	-
Agency mortgage-backed securities	108,376	-	108,376	-
Common stocks	1,108	1,108	-	-
Certificates of deposit	9,700	-	9,700	-
Loans held for sale	5,517	-	5,517	-
Derivative financial instruments	662	-	662	-

(Dollars in thousands)		As of December 31, 2015
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$6,517	$6,517	$-	$-
U. S. federal agency obligations	29,920	-	29,920	-
Municipal obligations, tax exempt	137,941	-	137,941	-
Municipal obligations, taxable	81,890	-	81,890	-
Agency mortgage-backed securities	85,985	-	85,985	-
Common stocks	1,486	1,486	-	-
Certificates of deposit	9,699	-	9,699	-
Derivative financial instruments	797	-	797	-

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

Effective in 2016, mortgage loans originated and intended for sale in the secondary market are carried at fair value. Prior to 2016, mortgage loans originated and intended for sale in the secondary market were carried at the lower of aggregate cost or fair value.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss on loans held for sale was a follows:

As of
December 31,
(Dollars in thousands)	2016
Aggregate fair value	$5,517
Contractual balance	5,480
Gain	$37

The total amount of gains and losses from changes in fair value of loans held for sale included in earnings were:

Year ended
December 31,
(Dollars in thousands)	2016
Interest income	$361
Change in fair value	(243)
Total change in fair value	$118

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The loan balance of the Company’s impaired loans was $6.7 million and $6.8 million, with an allocated allowance of $274,000 and $88,000, at December 31, 2016 and 2015, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of December 31, 2016 and 2015 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of December 31, 2016			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
Commercial real estate loans	$219	$-	$-	$219	$(81)
Commercial loans	222	-	-	222	(87)
Agriculture loans	645	-	-	645	(89)
Real estate owned:
One-to-four family residential real estate	142	-	-	142	(34)

		As of December 31, 2015			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$266	$-	$-	$266	$(137)
Consumer loans	16	-	-	16	6
Loans held for sale	14,465	-	14,465	-	(10)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of December 31, 2016 and 2015.

(Dollars in thousands)
	Fair value	Valuation technique	Unboservable inputs	Range
As of December 31, 2016
Impaired loans:
Commercial real estate	$219	Sales comparison	Adjustment to appraised value	2%-15%
Commercial loans	222	Sales comparison	Adjustment to comparable sales	7%-80%
Agriculture loans	645	Sales comparison	Adjustment to appraised value	8%-80%
Real estate owned:
One-to-four family residential real estate	142	Sales comparison	Adjustment to appraised value	10%

As of December 31, 2015
Impaired loans:
One-to-four family residential real estate	$266	Sales comparison	Adjustment to appraised value	0%-40%
Consumer loans	16	Sales comparison	Adjustment to comparable sales	0%

(18) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of December 31, 2016, the Company and Bank met all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rule maintained the general structure of the prompt corrective action framework, while incorporating increased requirements. The Basel III Rule includes a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, requires a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and requires a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The capital conservation buffer increases the common equity Tier 1 capital ratio, Tier 1 capital and total risk based capital ratios.

As of December 31, 2016 and December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2016 and 2015:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Leverage	$88,819	10.04%	$35,370	4.0%
Common Equity Tier 1 Capital (1)	68,263	13.32%	26,265	5.1%
Tier 1 Capital (1)	88,819	17.33%	33,952	6.6%
Total Risk Based Capital (1)	94,596	18.46%	44,201	8.6%

As of December 31, 2015
Leverage	$80,401	9.43%	$34,092	4.0%
Common Equity Tier 1 Capital	60,375	11.05%	24,584	4.5%
Tier 1 Capital	80,401	14.72%	32,779	6.0%
Total Risk Based Capital	87,214	15.96%	43,706	8.0%

(1)	The required percent for capital adequacy purposes for December 31, 2016 includes a capital conservation buffer of 0.625%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2016 and 2015:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Leverage	$88,076	9.98%	$35,284	4.0%	$44,105	5.0%
Common Equity Tier 1 Capital (1)	88,076	17.23%	26,194	5.1%	33,222	6.5%
Tier 1 Capital (1)	88,076	17.23%	33,861	6.6%	40,888	8.0%
Total Risk Based Capital (1)	93,560	18.31%	44,083	8.6%	51,110	10.0%

As of December 31, 2015
Leverage	$79,857	9.40%	$33,993	4.0%	$42,491	5.0%
Common Equity Tier 1 Capital	79,857	14.66%	24,519	4.5%	35,416	6.5%
Tier 1 Capital	79,857	14.66%	32,692	6.0%	43,589	8.0%
Total Risk Based Capital	85,929	15.77%	43,589	8.0%	54,486	10.0%

(1)	The required percent for capital adequacy purposes for December 31, 2016 includes a capital conservation buffer of 0.625%.

(19) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2016	2015
Assets:
Cash and cash equivalents	$22	$139
Investment securities	1,360	1,737
Investment in Bank	104,412	99,529
Other	626	474
Total assets	$106,420	$101,879
Liabilities and stockholders' equity:
Subordinated debentures	$21,284	$21,084
Other	185	225
Stockholders' equity	84,951	80,570
Total liabilities and stockholders' equity	$106,420	$101,879

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Dividends from Bank	$1,250	$3,723	$588
Interest income	59	50	31
Gain on sale of investment	324	-	-
Other non-interest income	7	7	7
Interest expense	(787)	(770)	(698)
Other expense, net	(314)	(297)	(307)
Earnings before equity in undistributed earnings of Bank	539	2,713	(379)
Increase in undistributed equity of Bank	8,171	7,442	8,096
Earnings before income taxes	8,710	10,155	7,717
Income tax benefit	(251)	(351)	(332)
Net earnings	8,961	10,506	8,049
Other comprehensive income (loss)	(3,523)	357	2,744
Total comprehensive income	$5,438	$10,863	$10,793

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$8,961	$10,506	$8,049
Increase in undistributed equity of Bank	(8,171)	(7,442)	(8,096)
Amortization of purchase accounting adjustment on subordinated debentures	200	200	200
Gain on sale of investment	(324)	-	-
Other	(112)	19	(22)
Net cash provided by operating activities	554	3,283	131

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	445	14	20
Net cash provided by investing activities	445	14	20

Cash flows from financing activities:
Proceeds from exercise of stock options	1,796	510	494
Proceeds from other borrowings	-	2,605	4,515
Repayments on other borrowings	-	(3,745)	(3,375)
Payment of dividends	(2,912)	(2,547)	(2,415)
Net cash used in financing activities	(1,116)	(3,177)	(781)
Net (decrease) increase in cash	(117)	120	(630)
Cash at beginning of year	139	19	649
Cash at end of year	$22	$139	$19

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2016, the Bank could distribute dividends of up to $23.7 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(20) Commitments, Contingencies and Guarantees

Commitments to extend credit are legally binding agreements to lend to a borrower providing there are no violations of any conditions established in the contract. The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance commercial and standby letters of credit. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements (see Note 6).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2016. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K from the sections entitled “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 17, 2017 (the “2017 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company

Patrick L. Alexander	64	Executive Chairman

Michael E. Scheopner	55	President and Chief Executive Officer

Mark A. Herpich	49	Vice President, Secretary, Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Patrick L. Alexander	64	Executive Chairman	January 2014

Michael E. Scheopner	55	President and Chief Executive Officer	January 2014

Mark A. Herpich	49	Executive Vice President and Chief Financial Officer	October 2001

Bradly L. Chindamo	48	Executive Vice President and Credit Risk Manager	May 2013

Dean R. Thibault	65	Executive Vice President, Commercial Banking	January 2006

Mark J. Oliphant	64	Executive Vice President, Market President-Central Region	February 2013

ITEM 11.  EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2017 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2017 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2016 for all equity compensation plans:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved
by security holders (1)	151,271	$14.02	262,605
Equity compensation plans not
approved by security holders	-	-	-
Total	151,271	$14.02	262,605

(1) Reflects outstanding options granted under our 2001 Stock Incentive Plan and the remaining share reserve under our 2015 Stock Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal 1 – Election of Directors,” “Corporate Governance and Board of Directors” and “Certain Relationships and Related Transactions” of the 2017 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 2 - Ratification of Crowe Chizek LLP as our Independent Registered Public Accounting Firm” of the 2017 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2016 and 2015

Consolidated Statements of Earnings – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015 and 2014

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

Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request. The Company’s filings with the SEC are also available free of charge via the Internet at www.sec.gov, the Company’s website available at www.landmarkbancorpinc.com or through the investor relations link at the Bank’s website at www.banklandmark.com.

ITEM 16.  FORM 10-K SUMMARY

None

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

SIGNATURE		TITLE
/s/ Michael E. Scheopner	March 14, 2017	President, Chief Executive Officer and Director (Principal Executive Officer)
Michael E. Scheopner	Date

/s/ Patrick L. Alexander	March 14, 2017	Executive Chairman of the Board, Director
Patrick L. Alexander	Date

/s/ Mark A. Herpich	March 14, 2017	Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Herpich	Date

/s/ Richard A. Ball	March 14, 2017	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 14, 2017	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 14, 2017	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 14, 2017	Director
Jim W. Lewis	Date

/s/ Susan E. Roepke	March 14, 2017	Director
Susan E. Roepke	Date

/s/ Wayne R. Sloan	March 14, 2017	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 14, 2017	Director
David H. Snapp	Date

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated August 1, 2013 among the Bank, the Company, Citizens Bank and First Capital Corporation	Exhibit 2.1 to the registrant’s Form 8-K filed with the Commission on August 2, 2013 (SEC file no. 000-33203)
2.2	First Amendment to Agreement and Plan of Merger, dated October 31, 2013 among the Bank, Company, Citizens Bank and First Capital Corporation	Exhibit 2.1 to the registrant’s Form 8-K filed with the Commission on November 4, 2013 (SEC file no. 000-33203)
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the registrant’s transition report on Form 10-K for the transition period ended December 31, 2001, filed with the Commission on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the registrant’s report on Form 10-K for the period ended December 31, 2012, filed with the Commission on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	Exhibit 3.3 to the registrant’s Form S-4 filed with the Commission on June 7, 2001 (SEC file no. 333-62466)
4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
10.1	Employment agreement effective January 1, 2014 between Patrick L. Alexander and the Company and the Bank	Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.2	Amendment to Employment Agreement, dated May 12, 2015, between Patrick L. Alexander and the Company and the Bank	the registrant’s Form 10-Q for the period ended March 31, 2015, filed with the Commission on May 14, 2015 (SEC file no. 000-33203)
10.3	Employment agreement effective January 1, 2014 between Michael E. Scheopner and the Company and the Bank	Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.4	Employment agreement effective November 1, 2013 between Mark A. Herpich and the Company and the Bank	Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.5	Employment agreement effective November 1, 2013 between Dean R. Thibault and the Company and the Bank	Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.6	Employment agreement effective November 1, 2013 between Mark J. Oliphant and the Company and the Bank	Exhibit 10.5 to the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)

10.7	Employment agreement effective November 1, 2013 between Bradly L. Chindamo and the Company and the Bank	Exhibit 10.6 to the registrant’s Form 8-K filed with the Commission on December 20, 2013 (SEC file no. 000-33203)
10.8	Form of Landmark Bancorp, Inc. 2001 Stock Incentive Plan Option Grant Agreement	Exhibit 10.9 to the registrant’s report on Form 10-K for the period ended December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)
10.9	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	Exhibit 10.11 to the registrant’s report on Form 10-K for the period ending December 31, 2004, filed with the Commission on March 30, 2005 (SEC file no. 000-33203)
10.10	Landmark Bancorp, Inc. 2001 Stock Incentive Plan	Exhibit 10.1 to the registrant’s Form S-8 filed with the Commission on February 11, 2003 (SEC file no. 333-103091)
10.11	Landmark Bancorp, Inc. 2015 Stock Incentive Plan	Exhibit 10.2 to the registrant’s report on Form 10-K for the period ended December 31, 2015 filed with the Commission on March 14, 2016 (SEC file no. 000-33203)
10.12	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2016, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on November 10, 2016 (SEC file no. 000-33203)
10.13	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the Commission on May 16, 2016 (SEC file no. 333-211399)
10.14	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the Commission on May 16, 2016 (SEC file no. 333-211399)
10.15	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the registrant’s Form S-8 filed with the Commission on May 16, 2016 (SEC file no. 333-211399)
13.1	Letters to Stockholders and Corporate Information included in 2016 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe Chizek LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements	X

