Form 10-Q
period 2017-03-31
LANDMARK BANCORP INC
filed 2017-05-05
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: as of May 4, 2017, the issuer had outstanding 3,869,922 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and cash equivalents	$20,062	$19,996
Investment securities available-for-sale, at fair value	396,920	385,563
Bank stocks, at cost	5,323	5,299
Loans, net of allowance for loans losses of $5,327 at March 31, 2017 and $5,344 at December 31, 2016	417,955	420,461
Loans held for sale, at fair value	8,588	5,517
Premises and equipment, net	20,156	20,407
Bank owned life insurance	18,431	18,314
Goodwill	17,532	17,532
Other intangible assets, net	3,849	3,986
Real estate owned, net	1,003	1,279
Accrued interest and other assets	13,198	13,028
Total assets	$923,017	$911,382

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$167,590	$152,012
Money market and checking	352,608	361,398
Savings	93,291	88,273
Time	139,197	139,838
Total deposits	752,686	741,521

Federal Home Loan Bank borrowings	33,450	39,100
Subordinated debentures	21,334	21,284
Other borrowings	13,491	12,483
Accrued interest, taxes, and other liabilities	15,387	12,043
Total liabilities	836,348	826,431

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,869,922 and 3,868,077 shares issued at March 31, 2017 and December 31, 2016, respectively	39	38
Additional paid-in capital	52,025	51,968
Retained earnings	35,724	34,293
Accumulated other comprehensive loss	(1,119)	(1,348)
Total stockholders’ equity	86,669	84,951
Total liabilities and stockholders’ equity	$923,017	$911,382

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2017	2016
Interest income:
Loans:
Taxable	$5,019	$5,136
Tax-exempt	35	66
Investment securities:
Taxable	1,192	1,163
Tax-exempt	942	809
Total interest income	7,188	7,174
Interest expense:
Deposits	338	277
Borrowings	482	493
Total interest expense	820	770
Net interest income	6,368	6,404
Provision for loan losses	50	50
Net interest income after provision for loan losses	6,318	6,354
Non-interest income:
Fees and service charges	1,715	1,729
Gains on sales of loans, net	1,389	1,794
Bank owned life insurance	117	120
Gains on sales of investment securities, net	147	12
Other	273	239
Total non-interest income	3,641	3,894

Non-interest expense:
Compensation and benefits	3,757	3,801
Occupancy and equipment	1,024	1,056
Data processing	330	311
Amortization of intangibles	298	337
Professional fees	290	219
Advertising	166	166
Federal deposit insurance premiums	72	110
Foreclosure and real estate owned expense	52	65
Other	1,072	1,097
Total non-interest expense	7,061	7,162
Earnings before income taxes	2,898	3,086
Income tax expense (1)	693	693
Net earnings (1)	$2,205	$2,393
Earnings per share:
Basic (2)	$0.57	$0.64
Diluted (1)(2)	$0.56	$0.63
Dividends per share (2)	$0.20	$0.19

(1)	Income tax expense, net earnings and diluted earnings per share for the period ended March 31, 2016 have been recast to reflect the early adoption of Accounting Standards Update ("ASU") 2016-09.
(2)	Per share amounts for the period ended March 31, 2016 have been adjusted to give effect to the 5% stock dividend paid during December 2016.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2017	2016

Net earnings (1)	$2,205	$2,393

Net unrealized holding gains on available-for-sale securities	522	3,390
Less reclassification adjustment for net gains included in earnings	(147)	(12)
Net unrealized gains	375	3,378
Income tax effect on net gains included in earnings	54	4
Income tax effect on net unrealized holding gains	(200)	(1,257)
Other comprehensive income	229	2,125

Total comprehensive income	$2,434	$4,518

(1)	Net earnings for the period ended March 31, 2016 have been recast to reflect the early adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2016	$35	$45,372	$32,988	$2,175	$80,570
Net earnings (1)	-	-	2,393	-	2,393
Other comprehensive income	-	-	-	2,125	2,125
Dividends paid ($0.19 per share)	-	-	(713)	-	(713)
Exercise of stock options, 49,790 shares(1)	1	824	-	-	825
Balance at March 31, 2016	$36	$46,196	$34,668	$4,300	$85,200

Balance at January 1, 2017	$38	$51,968	$34,293	$(1,348)	$84,951
Net earnings	-	-	2,205	-	2,205
Other comprehensive income	-	-	-	229	229
Dividends paid ($0.20 per share)	-	-	(774)	-	(774)
Stock-based compensation	-	35	-	-	35
Exercise of stock options, 1,845 shares,	1	22	-	-	23
Balance at March 31, 2017	$39	$52,025	$35,724	$(1,119)	$86,669

(1)	Net earnings and exercise of stock options for the period ended March 31, 2016 have been recast to reflect the early adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2017	2016
Cash flows from operating activities:
Net earnings (1)	$2,205	$2,393
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	50	50
Valuation allowance on real estate owned	33	-
Amortization of investment security premiums, net	468	382
Amortization of purchase accounting adjustment on loans	(19)	(2)
Amortization of purchase accounting adjustment on subordinated debentures	50	50
Amortization of intangibles	298	337
Depreciation	263	292
Increase in cash surrender value of bank owned life insurance	(117)	(120)
Stock-based compensation	35	-
Deferred income taxes	60	91
Net gains on sales of investment securities	(147)	(12)
Net losses on sales of foreclosed assets	15	60
Net gains on sales of loans	(1,389)	(1,794)
Proceeds from sales of loans	31,153	56,631
Origination of loans held for sale	(32,835)	(53,795)
Changes in assets and liabilities:
Accrued interest and other assets	(520)	(1,423)
Accrued expenses, taxes, and other liabilities	(99)	(2,088)
Net cash (used in) provided by operating activities	(496)	1,052
Cash flows from investing activities:
Net decrease in loans	2,452	9
Maturities and prepayments of investment securities	11,069	10,790
Purchases of investment securities	(30,726)	(22,634)
Proceeds from sales of investment securities	11,797	1,817
Redemption of bank stocks	1,802	1,161
Purchase of bank stocks	(1,826)	(801)
Proceeds from sales of foreclosed assets	233	630
Purchases of premises and equipment, net	(12)	(178)
Net cash used in investing activities	(5,211)	(9,206)
Cash flows from financing activities:
Net increase (decrease) in deposits	11,166	(6,333)
Federal Home Loan Bank advance borrowings	148,857	46,717
Federal Home Loan Bank advance repayments	(154,507)	(37,206)
Proceeds from other borrowings	1,008	1,148
Proceeds from exercise of stock options (1)	23	825
Payment of dividends	(774)	(713)
Net cash provided by financing activities	5,773	4,438
Net increase (decrease) in cash and cash equivalents	66	(3,716)
Cash and cash equivalents at beginning of period	19,996	13,569
Cash and cash equivalents at end of period	$20,062	$9,853

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$-	$500
Cash paid for interest	786	738

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	5	-
Investment securities purchases not yet settled	(3,443)	(7,160)

(1)	Net earnings and proceeds from the exercise of stock options for the period ended March 31, 2016 have been recast to reflect the early adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its subsidiary, Landmark National Bank (the “Bank”) have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three month interim period ended March 31, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$4,990	$8	$-	$4,998
U. S. federal agency obligations	21,419	44	(40)	21,423
Municipal obligations, tax exempt	176,646	893	(2,389)	175,150
Municipal obligations, taxable	67,954	468	(257)	68,165
Agency mortgage-backed securities	118,606	158	(1,067)	117,697
Certificates of deposit	8,724	-	-	8,724
Common stocks	376	387	-	763
Total	$398,715	$1,958	$(3,753)	$396,920

	As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$6,005	$10	$-	$6,015
U. S. federal agency obligations	27,140	48	(49)	27,139
Municipal obligations, tax exempt	163,632	696	(2,666)	161,662
Municipal obligations, taxable	71,371	463	(271)	71,563
Agency mortgage-backed securities	109,427	171	(1,222)	108,376
Certificates of deposit	9,700	-	-	9,700
Common stocks	458	650	-	1,108
Total	$387,733	$2,038	$(4,208)	$385,563

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2017 and December 31, 2016. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of March 31, 2017
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	9	$11,841	$(40)	$-	$-	$11,841	$(40)
Municipal obligations, tax exempt	237	95,197	(2,389)	-	-	95,197	(2,389)
Municipal obligations, taxable	66	27,071	(257)	-	-	27,071	(257)
Agency mortgage-backed securities	47	82,491	(1,067)	-	-	82,491	(1,067)
Total	359	$216,600	$(3,753)	$-	$-	$216,600	$(3,753)

		As of December 31, 2016
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	9	15,056	(49)	-	-	15,056	$(49)
Municipal obligations, tax exempt	275	97,842	(2,666)	-	-	97,842	$(2,666)
Municipal obligations, taxable	66	26,184	(271)	-	-	26,184	$(271)
Agency mortgage-backed securities	58	83,011	(1,222)	-	-	83,011	$(1,222)
Total	408	$222,093	$(4,208)	$-	$-	$222,093	$(4,208)

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of the March 31, 2017 and December 31, 2016.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2017, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of the March 31, 2017 and December 31, 2016.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of the March 31, 2017 and December 31, 2016.

The table below sets forth amortized cost and fair value of investment securities at March 31, 2017. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. Securities with no maturity are listed separately.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$29,722	$29,755
Due after one year but within five years	199,365	198,758
Due after five years but within ten years	83,169	82,960
Due after ten years	86,083	84,684
Common stocks	376	763
Total	$398,715	$396,920

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2017	2016

Sales proceeds	$11,797	$1,817

Realized gains	$171	$16
Realized losses	(24)	(4)
Net realized gains	$147	$12

Securities with carrying values of $217.5 million and $224.3 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at March 31, 2017 and December 31, 2016, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2017	2016

One-to-four family residential real estate	$137,301	$136,846
Construction and land	16,329	13,738
Commercial real estate	114,759	118,200
Commercial	54,102	54,506
Agriculture	76,124	78,324
Municipal	3,706	3,884
Consumer	21,088	20,271
Total gross loans	423,409	425,769
Net deferred loan costs and loans in process	(127)	36
Allowance for loan losses	(5,327)	(5,344)
Loans, net	$417,955	$420,461

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2017
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at January 1, 2017	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344
Charge-offs	(19)	-	-	-	-	-	(107)	(126)
Recoveries	1	-	-	8	1	-	49	59
Provision for loan losses	7	18	(37)	(26)	46	(1)	43	50
Balance at March 31, 2017	493	71	1,740	1,101	1,731	11	180	5,327

	Three months ended March 31, 2016
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at January 1, 2016	$925	$77	$1,740	$1,530	$1,428	$23	$199	$5,922
Charge-offs	-	-	-	-	-	-	(137)	(137)
Recoveries	2	-	-	19	-	-	13	34
Provision for loan losses	(63)	5	91	(165)	55	1	126	50
Balance at March 31, 2016	864	82	1,831	1,384	1,483	24	201	5,869

	As of March 31, 2017
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	-	-	106	70	132	-	-	308
Collectively evaluated for loss	493	71	1,634	1,031	1,599	11	180	5,019
Total	493	71	1,740	1,101	1,731	11	180	5,327

Loan balances:
Individually evaluated for loss	665	1,851	2,437	320	983	221	39	6,516
Collectively evaluated for loss	136,636	14,478	112,322	53,782	75,141	3,485	21,049	416,893
Total	$137,301	$16,329	$114,759	$54,102	$76,124	$3,706	$21,088	$423,409

	As of December 31, 2016
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	-	-	81	87	89	-	17	274
Collectively evaluated for loss	504	53	1,696	1,032	1,595	12	178	5,070
Total	504	53	1,777	1,119	1,684	12	195	5,344

Loan balances:
Individually evaluated for loss	780	1,937	2,445	355	881	258	72	6,728
Collectively evaluated for loss	136,066	11,801	115,755	54,151	77,443	3,626	20,199	419,041
Total	$136,846	$13,738	$118,200	$54,506	$78,324	$3,884	$20,271	$425,769

The Company recorded net loan charge-offs of $67,000 during the first quarter of 2017 compared to net loan charge-offs of $103,000 during the first quarter of 2016.

The Company’s impaired loans decreased from $6.7 million at December 31, 2016 to $6.5 million at March 31, 2017. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2017 and December 31, 2016, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three months ended March 31, 2017 and 2016. The following tables present information on impaired loans:

(Dollars in thousands)	As of March 31, 2017
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$665	$665	$665	$-	$-	$669	$2
Construction and land	3,586	1,851	1,851	-	-	1,899	16
Commercial real estate	2,437	2,437	2,151	286	106	2,449	124
Commercial	320	320	29	291	70	332	-
Agriculture	1,198	983	102	881	132	996	1
Municipal	221	221	221	-	-	251	2
Consumer	39	39	39	-	-	39	-
Total impaired loans	$8,466	$6,516	$5,058	$1,458	$308	$6,635	$145

(Dollars in thousands)	As of December 31, 2016
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$780	$780	$780	$-	$-	$798	$7
Construction and land	3,672	1,937	1,937	-	-	2,068	72
Commercial real estate	2,445	2,445	2,145	300	81	2,587	505
Commercial	355	355	46	309	87	425	2
Agriculture	1,173	881	147	734	89	1,000	2
Municipal	258	258	258	-	-	418	-
Consumer	72	72	55	17	17	78	13
Total impaired loans	$8,755	$6,728	$5,368	$1,360	$274	$7,374	$601

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at March 31, 2017 or December 31, 2016. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2017
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	334	92	-	426	$484	$910	$136,391
Construction and land	-	-	-	-	595	595	15,734
Commercial real estate	260	69	-	329	286	615	114,144
Commercial	160	13	-	173	316	489	53,613
Agriculture	58	328	-	386	940	1,326	74,798
Municipal	-	-	-	-	-	-	3,706
Consumer	40	18	-	58	39	97	20,991
Total	$852	$520	$-	$1,372	$2,660	$4,032	$419,377

Percent of gross loans	0.20%	0.12%	0.00%	0.32%	0.63%	0.95%	99.05%

(Dollars in thousands)	As of December 31, 2016
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate	$215	$388	$-	$603	$595	$1,198	$135,648
Construction and land	-	-	-	-	599	599	13,139
Commercial real estate	-	-	-	-	300	300	117,900
Commercial	13	5	-	18	342	360	54,146
Agriculture	55	-	-	55	838	893	77,431
Municipal	-	-	-	-	-	-	3,884
Consumer	79	3	-	82	72	154	20,117
Total	$362	$396	$-	$758	$2,746	$3,504	$422,265

Percent of gross loans	0.09%	0.09%	0.00%	0.18%	0.64%	0.82%	99.18%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2017 and 2016 would have increased interest income by $31,000 and $33,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2017 and 2016.

The Company also categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those that are assigned a special mention, substandard or doubtful risk rating using the following definitions:

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

The following table provides information on the Company’s risk categories by loan class:

	As of March 31, 2017		As of December 31, 2016
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$136,143	$1,158	$135,640	$1,206
Construction and land	15,734	595	13,138	600
Commercial real estate	108,527	6,232	111,641	6,559
Commercial	50,614	3,488	51,080	3,426
Agriculture	71,377	4,747	73,564	4,760
Municipal	3,706	-	3,884	-
Consumer	21,037	51	20,181	90
Total	$407,138	$16,271	$409,128	$16,641

At March 31, 2017, the Company had twelve loan relationships consisting of eighteen outstanding loans that were classified as TDRs. During the first three months of 2017, the Company classified a $11,000 commercial real estate loan as a TDR after extending the maturity of the loan and classified as a TDR a $15,000 agriculture loan extended to an existing loan relationship that was classified as a TDR in 2016. Since the loans were adequately secured, no charge-offs or impairments were recorded against the principal as of March 31, 2017. During the first quarter of 2016, a $44,000 agriculture loan relationship consisting of two loans was classified as a TDR after extending the maturity of the loans.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of March 31, 2017 and 2016. At March 31, 2017, there was a commitment of $84,000 to lend additional funds on one construction and land loan classified as a TDR. The Company did not record any charge-offs against loans classified as TDRs in the first quarter either of 2017 or 2016. A credit provision for loan losses of $13,000 related to TDRs was recorded in the three months ended March 31, 2017 compared to no provision in the same period of 2016. The Company had $67,000 and $80,000 allowance for loan losses recorded against loans classified as TDRs at March 31, 2017 and December 31, 2016, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of March 31, 2017			As of December 31, 2016
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$181	2	$-	$185
Construction and land	4	583	1,256	4	588	1,338
Commercial real estate	4	50	2,151	3	64	2,145
Commercial	1	-	3	2	-	13
Agriculture	5	268	44	4	268	44
Municipal	2	-	221	2	-	258
Total troubled debt restructurings	18	$901	$3,856	17	$920	$3,983

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2016 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first three months of 2017 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of March 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,201)	$866
Lease intangible asset	350	(154)	196
Mortgage servicing rights	5,873	(3,086)	2,787
Total other intangible assets	$8,290	$(4,441)	$3,849

(Dollars in thousands)	As of December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,137)	$930
Lease intangible asset	350	(143)	207
Mortgage servicing rights	5,788	(2,939)	2,849
Total other intangible assets	$8,205	$(4,219)	$3,986

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2017 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2017	$214
2018	252
2019	214
2020	177
2021	121
Thereafter	84
Total	$1,062

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	March 31,	December 31,
	2017	2016
FHLMC	$487,990	$483,356
FHLB	10,851	11,393
Total	$498,841	$494,749

Custodial escrow balances maintained in connection with serviced loans were $7.2 million and $4.1 million at March 31, 2017 and December 31, 2016, respectively. Gross service fee income related to such loans was $319,000 and $300,000 for the three months ended March 31, 2017 and 2016, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights is as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$2,849	$2,840
Additions	161	221
Amortization	(223)	(253)
Balance at end of period	$2,787	$2,808

The fair value of mortgage servicing rights was $5.4 million and $5.1 million at March 31, 2017 and December 31, 2016, respectively. Fair value at March 31, 2017 was determined using discount rates ranging from 9.50% to 9.51%; prepayment speeds ranging from 4.39% to 33.19%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.24%. Fair value at December 31, 2016 was determined using discount rates ranging from 9.50% to 9.51%, prepayment speeds ranging from 4.86% to 32.79%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.26%.

The Company had a mortgage repurchase reserve of $301,000 at both March 31, 2017 and December 31, 2016, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first three months of 2017 and 2016. The Company recovered $7,000 of losses against the mortgage repurchase reserve during three months ended March 31, 2016. As of March 31, 2017, the Company had one outstanding mortgage repurchase request and expects to incur a loss of approximately $70,000.

5.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computations for the three months ended March 31, 2017 and 2016 include all unexercised stock options because no stock options were anti-dilutive as of such dates. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2017	2016
Net earnings (1)	$2,205	$2,393

Weighted average common shares outstanding - basic (2)	3,869,799	3,734,638
Assumed exercise of stock options (1)(2)	79,149	100,200
Weighted average common shares outstanding - diluted (1)(2)	3,948,948	3,834,838
Net earnings per share (1)(2):
Basic	$0.57	$0.64
Diluted	$0.56	$0.63

(1) Net earnings, diluted earnings per share and assumed exercise of stock options for the period ended March 31, 2016 have been recast to relect the early adoption of ASU 2016-09.

(2) Share and per share values for the period ended March 31, 2016 have been adjusted to give effect to the 5% stock dividend paid during December 2016.

6.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of March 31, 2017
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$2,564	$-	$-	$-	$2,564
Agency mortgage-backed securities	10,927	-	-	-	10,927
Total	$13,491	$-	$-	$-	$13,491

	As of December 31, 2016
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,007	$-	$-	$-	$5,007
Agency mortgage-backed securities	7,476	-	-	-	7,476
Total	$12,483	$-	$-	$-	$12,483

Repurchase agreements are comprised of non-insured customer funds, totaling $13.5 million at March 31, 2017 and $12.5 million at December 31, 2016, which were secured by $19.7 million and $15.7 million of the Company’s investment portfolio at the same dates, respectively.

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

Fair value estimates of the Company’s financial instruments as of March 31, 2017 and December 31, 2016, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of March 31, 2017
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,062	$20,062	$-	$-	$20,062
Investment securities available-for-sale	396,920	5,761	391,159	-	396,920
Bank stocks, at cost	5,323	n/a	n/a	n/a	n/a
Loans, net	417,955	-	-	416,130	416,130
Loans held for sale	8,588	-	8,588	-	8,588
Derivative financial instruments	966	-	966	-	966
Accrued interest receivable	3,874	16	2,067	1,791	3,874

Financial liabilities:
Non-maturity deposits	$(613,489)	$(613,489)	$-	$-	(613,489)
Time deposits	(139,197)	-	(137,820)	-	(137,820)
FHLB borrowings	(33,450)	-	(33,967)	-	(33,967)
Subordinated debentures	(21,334)	-	(18,731)	-	(18,731)
Other borrowings	(13,491)	-	(13,491)	-	(13,491)
Derivative financial instruments	(154)	-	(154)	-	(154)
Accrued interest payable	(253)	-	(253)	-	(253)

	As of December 31, 2016
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,996	$19,996	$-	$-	$19,996
Investment securities available-for-sale	385,563	7,123	378,440	-	385,563
Bank stocks, at cost	5,299	n/a	n/a	n/a	n/a
Loans, net	420,461	-	-	417,957	417,957
Loans held for sales	5,517	-	5,517	-	5,517
Derivative financial instruments	662	-	662	-	662
Accrued interest receivable	4,240	21	2,104	2,115	4,240

Financial liabilities:
Non-maturity deposits	$(601,683)	$(601,683)	$-	$-	(601,683)
Time deposits	(139,838)	-	(138,623)	-	(138,623)
FHLB borrowings	(39,100)	-	(35,695)	-	(35,695)
Subordinated debentures	(21,284)	-	(18,608)	-	(18,608)
Other borrowings	(12,483)	-	(12,483)	-	(12,483)
Accrued interest payable	(268)	-	(268)	-	(268)

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

Off-Balance-Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate amount of these fees is not material.

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2017 or during the year ended December 31, 2016.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2017
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$4,998	$4,998	$-	$-
U. S. federal agency obligations	21,423	-	21,423	-
Municipal obligations, tax exempt	175,150	-	175,150	-
Municipal obligations, taxable	68,165	-	68,165	-
Mortgage-backed securities	117,697	-	117,697	-
Common stocks	763	763	-	-
Certificates of deposit	8,724	-	8,724	-
Loans held for sale	8,588	-	8,588	-
Derivative financial instruments	966	-	966	-
Liabililty:
Derivative financial instruments	(154)	-	(154)	-

(Dollars in thousands)		As of December 31, 2016
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$6,015	$6,015	$-	$-
U. S. federal agency obligations	27,139	-	27,139	-
Municipal obligations, tax exempt	161,662	-	161,662	-
Municipal obligations, taxable	71,563	-	71,563	-
Agency mortgage-backed securities	108,376	-	108,376	-
Common stocks	1,108	1,108	-	-
Certificates of deposit	9,700	-	9,700	-
Loans held for sale	5,517	-	5,517	-
Derivative financial instruments	662	-	662	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2017	2016
Aggregate fair value	$8,588	$5,517
Contractual balance	8,443	5,480
Gain	$145	$37

The total amount of gains from changes in fair value of loans held for sale included in earnings were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2017	2016
Interest income	$45	$105
Change in fair value	109	79
Total change in fair value	$154	$184

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $6.2 million and $6.5 million, with an allocated allowance of $308,000 and $274,000, at March 31, 2017 and December 31, 2016, respectively.

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

The following tables represent the Company’s financial instruments that are measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of March 31, 2017
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans:
Commercial real estate	$180	$-	$-	$180
Commercial	221	-	-	$221
Agriculture	749	-	-	$749
Real estate owned:
One-to-four family residential real estate	329	-	-	329

		As of December 31, 2016
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Impaired loans:
Commercial real estate	$219	$-	$-	$219
Commercial	222	-	-	222
Agriculture	645	-	-	645
Real estate owned:
One-to-four family residential real estate	142	-	-	142

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2017
Impaired loans:
Commercial real estate	$180	Sales comparison	Adjustment to appraised value	0%-60%
Commercial	221	Sales comparison	Adjustment to appraised value	0%-80%
Agriculture	749	Sales comparison	Adjustment to appraised value	8%-80%
Real estate owned:
One-to-four family residential real estate	329	Sales comparison	Adjustment to appraised value	10%

As of December 31, 2016
Impaired loans:
Commercial real estate	$219	Sales comparison	Adjustment to appraised value	2%-15%
Commercial	222	Sales comparison	Adjustment to comparable sales	7%-80%
Agriculture	645	Sales comparison	Adjustment to comparable sales	8%-80%
Real estate owned:
One-to-four family residential real estate	142	Sales comparison	Adjustment to appraised value	10%

8.	Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2017, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The Company and the Bank are subject to the capital rules (the “Basel III Rules”) that implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $1.0 billion).

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% effective on January 1, 2017, and will further increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The capital conservation buffer increases the common equity Tier 1 capital ratio, Tier 1 capital and total risk based capital ratios as of March 31 of each year.

As of March 31, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2017 and December 31, 2016:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of March 31, 2017
Leverage	$90,260	10.05%	$35,914	4.0%
Common Equity Tier 1 Capital	69,609	13.49%	29,672	5.8%
Tier 1 Capital	90,260	17.49%	37,413	7.3%
Total Risk Based Capital	95,901	18.58%	47,733	9.3%

As of December 31, 2016
Leverage	$88,819	10.04%	$35,370	4.0%
Common Equity Tier 1 Capital	68,263	13.32%	26,265	5.1%
Tier 1 Capital	88,819	17.33%	33,952	6.6%
Total Risk Based Capital	94,596	18.46%	44,201	8.6%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 1.25% for March 31, 2017 and 0.625% for December 31, 2016.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2017 and December 31, 2016:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of March 31, 2017
Leverage	$89,262	9.97%	$35,813	4.0%	$44,766	5.0%
Common Equity Tier 1 Capital	89,262	17.35%	29,583	5.8%	33,442	6.5%
Tier 1 Capital	89,262	17.35%	37,301	7.3%	41,159	8.0%
Total Risk Based Capital	94,729	18.41%	47,591	9.3%	51,449	10.0%

As of December 31, 2016
Leverage	$88,076	9.98%	$35,284	4.0%	$44,105	5.0%
Common Equity Tier 1 Capital	88,076	17.23%	26,194	5.1%	33,222	6.5%
Tier 1 Capital	88,076	17.23%	33,861	6.6%	40,888	8.0%
Total Risk Based Capital	93,560	18.31%	44,083	8.6%	51,110	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 1.25% for March 31, 2017 and 0.625% for December 31, 2016.

9.	Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting periodThe Company’s revenue is primarily comprised of net interest income on financial asset and liabilities, which are excluded from the scope of ASU 2014-09. Management is still evaluating the impact of ASU 2014-09 on other non-interest income, but does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. Upon the effective date of the update, changes in the value of the Company's common stock investments will be adjustments to the income statement. Management has concluded that the remaining requirements of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued an update (ASU No. 2016-02, Leases) creating FASB Topic 842, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. Management has concluded that based on the Company’s current operating leases, the adoption of ASU 2016-02 will not have a material impact on the Company’s consolidated financial statement and related disclosures.

In March 2016, the FASB issued an update, ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance in this update affects any entity that issues share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was permitted. The Company elected to adopt ASU 2016-09 in 2016. As a result of this election, income tax expense decreased by $308,000 during 2016 as a result of recognized excess tax benefits from the exercise of stock options. The presentation of excess tax benefits from the exercise of stock options have been presented on a prospective basis and are included in changes in accrued interest and other assets in the operating activities section of the statement of cash flows. The Company’s excess tax benefits from the exercise of stock options totaled $12,000 in the first quarter of 2017 and $116,000 in the first quarter of 2016.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public entities, the amendments of the update are effective beginning January 1, 2020. Management has initiated an implementation committee to assist in assessing data and system needs for the new standard. Management anticipates the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time.

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

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium.  Specifically, the amendments require the premium to be amortized to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The provisions of this update become effective for interim and annual periods beginning after December 15, 2018.  Management has concluded that based on the Company’s current portfolio of investment securities that the adoption of these amendments will result in shorter amortization period for investment security premiums, which will initially result in lower interest income on investment securities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a one-bank holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank. References to the “Company,” “we,” “us,” and “our” refer collectively to Landmark Bancorp, Inc. and Landmark National Bank. The Company is listed on the Nasdaq Global Market under the symbol “LARK.” The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of holding and acquiring quality assets while growing our commercial, commercial real estate and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees and gains from the sale of newly originated loans and gains or losses on investments. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, federal deposit insurance costs, data processing expenses, amortization of intangibles, advertising expenses, foreclosure and real estate owned expense and provision for loan losses.

We are significantly impacted by prevailing economic conditions, including federal monetary and fiscal policies, and federal regulations of financial institutions. Deposit balances are influenced by numerous factors such as competing investments, the level of income and the personal rate of savings within our market areas. Factors influencing lending activities include the demand for housing and the interest rate pricing competition from other lending institutions.

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty eight additional branch offices in central, eastern, southeast and southwest Kansas.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Summary of Results. During the first quarter of 2017, we recorded net earnings of $2.2 million, which was a decrease of $188,000 from the $2.4 million of net earnings in the first quarter of 2016.

The following table summarizes earnings and key performance measures for the periods presented:

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2017	2016
Net earnings:
Net earnings (1)	$2,205	$2,393
Basic earnings per share (2)	$0.57	$0.64
Diluted earnings per share (1)(2)	$0.56	$0.63
Earnings ratios:
Return on average assets (1)(2)	0.98%	1.10%
Return on average equity (1)(2)	10.46%	11.60%
Equity to total assets	9.39%	9.55%
Net interest margin (3) (4)	3.38%	3.47%
Dividend payout ratio	35.71%	32.26%

(1)	Net earnings, diluted earnings per share, return on average assets and return on average equity for the period ended March 31, 2016 have been recaset to reflect the early adoption of ASU 2016-09.
(2)	Per share values for the period ended March 31, 2016 have been adjusted to give effect to the 5% stock dividend paid during December 2016.
(3)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(4)	Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income of $7.2 million for the quarter ended March 31, 2017 was unchanged as compared to the same period of 2016. Interest income on loans decreased $148,000, or 2.8%, to $5.1 million for the quarter ended March 31, 2017, compared to the same period of 2016 due primarily to a decrease in our average loan balances, which decreased from $426.0 million in the first quarter of 2016 to $420.5 million in the first quarter of 2017. Also contributing to the decrease in interest income were lower yields on loans, which decreased from 4.94% in the first quarter of 2016 to 4.89% in the first quarter of 2017. Interest income on investment securities increased $162,000, or 8.2%, to $2.1 million for the first quarter of 2017, as compared to $2.0 million in the same period of 2016. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $359.1 million during the first quarter of 2016 to $393.5 million during the first quarter of 2017. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield on investment securities, which increased from 2.65% in the first quarter of 2016 to 2.66% during the first quarter of 2017.

Interest Expense. Interest expense during the quarter ended March 31, 2017 increased $50,000, or 6.5%, to $820,000 as compared to the same period of 2016. Interest expense on interest-bearing deposits increased $61,000, or 22.2%, to $338,000 for the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $561.4 million in the first quarter of 2016 to $587.6 million in the first quarter of 2017. The average rate of interest-bearing deposits increased 0.03% for the first quarter of 2017 to 0.23% as compared to 0.20% in the same period of 2016. For the first quarter of 2017, interest expense on borrowings decreased $11,000, or 2.2%, to $482,000 as compared to the same period of 2016, due primarily to a decrease in our average outstanding borrowings, which decreased from $72.4 million in the first quarter of 2016 to $71.7 million in the same period of 2017. Also contributing to the lower interest expense on borrowings were lower average rates on our borrowings which decreased by 0.02% for the first quarter of 2017 compared to the same period of 2016.

Net Interest Income. Net interest income decreased $36,000, or 0.6%, to $6.4 million for the first quarter of 2017 compared to the same period of 2016. Our net interest margin, on a tax-equivalent basis, decreased from 3.47% during the first quarter of 2016 to 3.38% in the same period of 2017. Lower average balances of loans were the primary driver of the decrease in our net interest income. Our net interest income and net interest margin may continue to decline if short-term interest rates continue to increase and we are unable to reprice our loans higher while our cost of interest-bearing deposits and borrowings increase.

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

During the first quarter of both 2017 and 2016, we recorded a provision for loan losses of $50,000. We recorded net loan charge-offs of $67,000 during the first quarter of 2017 compared to $103,000 during the first quarter of 2016.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.6 million in the first quarter of 2017, a decrease of $253,000, or 6.5%, compared to the same period of 2016. The decrease in non-interest income was primarily the result of a decline in our gains on sales of loans of $405,000 as a result of decreased volumes of one-to-four family residential real estate loans originated and sold during the first quarter of 2017 compared to the same period of 2016. Partially offsetting the decline in gains on sales of loans was a $147,000 gain on sales of investment securities during the first quarter of 2017, compared to a gain of $12,000 in the same period of 2016.

Non-interest Expense. Non-interest expense decreased $101,000, or 1.4%, to $7.1 million for the first quarter of 2017 compared to the same period of 2016. The decrease in non-interest expense was primarily the result of decreases of $44,000 in compensation and benefits expense, $39,000 in amortization of intangibles, $38,000 in federal deposit insurance premiums, $32,000 in occupancy and equipment expense and $25,000 in other non interest expense. These decreases were partially offset by increases of $71,000 in professional fees and $19,000 in data processing fees. The decrease in compensation and benefits expenses and other non-interest expense was primarily related to lower volumes of one-to-four family residential real estate loans originated for sale and the expenses related thereto during the first quarter of 2017 compared to the first quarter of 2016. The decrease in amortization of intangibles was primarily due to slower prepayment on our mortgage loans serviced for others, while the decline in FDIC insurance premiums was due to lower premiums starting in the 3rd quarter of 2016. The increase in professional fees is due primarily to increased audit and compliance costs. The increase in data processing expense is due to adding additional services to our contract.

Income Tax Expense. During the first quarter of 2017, we recorded income tax expense of $693,000, compared to the same amount during the same period of 2016. The effective tax rate increased from 22.5% in the first quarter of 2016 to 23.9% in the first quarter of 2017 primarily as a result of a decrease in excess tax benefits from the exercise of stock options from $116,000 in the first quarter of 2016 to $12,000 in the same period of 2017. Income tax expense was recast for the first quarter of 2016 to reflect the early adoption of ASU 2016-09.

Financial Condition. Despite measured improvement in certain metrics, general uncertainty with respect to economic conditions in the United States continues to affect our asset quality and performance. The geographic markets in which the Company operates have also been impacted by an economic downturn in the agriculture sector. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has generally improved over the past few years. Aside from identified problem assets, management believes that the Company continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $923.0 million at March 31, 2017, compared to $911.4 million at December 31, 2016. The increase in our total assets was primarily the result of an increase in our investment securities, which increased from $385.6 million at December 31, 2016 to $396.9 million at March 31, 2017. Net loans, excluding loans held for sale, totaled $418.0 million at March 31, 2017 compared to $420.5 million at December 31, 2016.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2017 and December 31, 2016, our allowance for loan losses totaled $5.3 million, or 1.26% of gross loans outstanding.

As of March 31, 2017 and December 31, 2016, approximately $16.3 million and $16.6 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at March 31, 2017 and December 31, 2016, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.4 million, or 0.32% of gross loans, at March 31, 2017 compared to $758,000, or 0.18% of gross loans, at December 31, 2016. At March 31, 2017, $2.7 million in loans were on non-accrual status, or 0.63% of gross loans, compared to $2.7 million, or 0.64% of gross loans, at December 31, 2016. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at March 31, 2017 or December 31, 2016. Our impaired loans totaled $6.5 million at March 31, 2017 compared to $6.7 million at December 31, 2016. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2017 was related to TDRs that were accruing interest but still classified as impaired.

At March 31, 2017, the Company had twelve loan relationships consisting of eighteen outstanding loans that were classified as TDRs. During the first three months of 2017, the Company classified a $11,000 commercial real estate loan as a TDR after extending the maturity of the loan and classified as a TDR a $15,000 agriculture loan extended to an existing loan relationship that was classified as a TDR in 2016. Since the loans were adequately secured, no charge-offs or impairments were recorded against the principal as of March 31, 2017. During the first quarter of 2016, a $44,000 agriculture loan relationship consisting of two loans was classified as a TDR after extending the maturity of the loans.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2017, we had $1.0 million of real estate owned compared to $1.3 million at December 31, 2016. As of March 31, 2017, real estate owned primarily consisted of a few residential real estate properties and one commercial property. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $11.2 million in total deposits during the first quarter of 2017, to $752.7 million at March 31, 2017, from $741.5 million at December 31, 2016. The increase in deposits was primarily due to increased balances in non-interest bearing and savings accounts. This increase was partially offset by lower balances of money market and checking and time deposit accounts.

Non-interest-bearing deposits at March 31, 2017, were $167.6 million, or 22.3% of deposits, compared to $152.0 million, or 20.5% of deposits, at December 31, 2016. Money market and checking deposit accounts were 46.9% of our deposit portfolio and totaled $352.6 million at March 31, 2017, compared to $361.4 million, or 48.7% of deposits, at December 31, 2016. Savings accounts increased to $93.3 million, or 12.4% of deposits, at March 31, 2017, from $88.3 million, or 11.9% of deposits, at December 31, 2016. Certificates of deposit totaled $139.2 million, or 18.4% of deposits, at March 31, 2017, compared to $139.8 million, or 18.9% of deposits, at December 31, 2016.

Certificates of deposit at March 31, 2017, scheduled to mature in one year or less, totaled $98.6 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $4.6 million to $68.3 million at March 31, 2017, from $72.9 million at December 31, 2016. The decrease in total borrowings was primarily due to a decrease in our FHLB borrowings from $39.1 million at December 31, 2016 to $33.5 million at March 31, 2017, which was primarily the result of a $5.0 million FHLB advance maturity in the period ending March 31, 2017.

Cash Flows. During the three months ended March 31, 2017, our cash and cash equivalents increased by $66,000. Our operating activities used net cash of $496,000 during the first three months of 2017, primarily as a result of funding loans held for sale. Our investing activities used net cash of $5.2 million during the first three months of 2017, primarily as a result of the purchase of investment securities. Financing activities provided net cash of $5.8 million during the first three months of 2017, primarily as a result of increased deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $417.0 million at March 31, 2017 and $405.6 million at December 31, 2016. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2017, we had outstanding FHLB advances of $30.0 million and $3.5 million of borrowings against our line of credit with the FHLB. At March 31, 2017, we had collateral pledged to the FHLB that would allow us to borrow an additional $62.0 million, subject to FHLB credit requirements and policies. At March 31, 2017, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $15.8 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at March 31, 2017. At March 31, 2017, we had subordinated debentures totaling $21.3 million and other borrowings of $13.5 million, which consisted of repurchase agreements. At March 31, 2017, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2017, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2017.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $821,000 at March 31, 2017.

At March 31, 2017, we had outstanding loan commitments, excluding standby letters of credit, of $82.3 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. The Company and the Bank are subject to the Basel III Rules that implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $1.0 billion).

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% effective on January 1, 2017, and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of March 31, 2017 and December 31, 2016, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of March 31, 2017, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended March 31, 2017, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer in order to pay dividends and do other capital distributions. This buffer is being phased in over three years beginning in 2016. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2017. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank's current year's net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2017, approximately $17.9 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	March 31, 2017			March 31, 2016
(Dollars in thousands)	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost

Assets
Interest-earning assets:
Interest-bearing deposits at banks	$8,809	$17	0.83%	$6,934	$9	0.52%
Investment securities (1)	393,540	2,586	2.66%	359,074	2,366	2.65%
Loans receivable, net (2)	420,523	5,072	4.89%	426,014	5,236	4.94%
Total interest-earning assets	822,872	7,675	3.78%	792,022	7,611	3.87%
Non-interest-earning assets	91,034			85,059
Total	$913,906			$877,081

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$355,342	$181	0.21%	$334,354	$105	0.13%
Savings accounts	91,277	7	0.03%	83,423	6	0.03%
Time deposits	140,975	150	0.43%	143,660	166	0.46%
Total interest-bearing deposits	587,594	338	0.23%	561,437	277	0.20%
FHLB advances and other borrowings	71,738	482	2.72%	72,438	493	2.74%
Total interest-bearing liabilities	659,332	820	0.50%	633,875	770	0.49%
Non-interest-bearing liabilities	169,077			160,226
Stockholders' equity	85,497			82,980
Total	$913,906			$877,081

Interest rate spread (3)			3.28%			3.38%
Net interest margin (4)		$6,855	3.38%		$6,841	3.47%
Tax-equivalent interest - imputed		487			437
Net interest income		$6,368			$6,404

Ratio of average interest-earning assets to average interest-bearing liabilities			124.8%			124.9%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

Rate/Volume Table. The following table describes the extent to which changes in tax-equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense for the periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of (i) and (ii)). The net changes attributable to the combined effect of volume and rate that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended March 31,
	2017 vs 2016
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$3	$5	$8
Investment securities	212	8	220
Loans	(92)	(72)	(164)
Total	123	(59)	64
Interest expense:
Deposits	14	47	61
Other borrowings	(6)	(5)	(11)
Total	8	42	50
Net interest margin	$115	$(101)	$14

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2017, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(1,044)	(3.7%)
100 basis point rising	$(548)	(1.9%)
100 basis point falling	$(407)	(1.4%)
200 basis point falling	NM	NM

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company's 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Earnings for the three months ended March 31, 2017 and March 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2017 and March 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 05, 2017	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: May 05, 2017	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

