Form 10-Q
period 2017-06-30
LANDMARK BANCORP INC
filed 2017-08-21
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [X] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of August 10, 2017, the issuer had outstanding 3,873,781 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$10,594	$19,996
Investment securities available-for-sale, at fair value	389,842	385,563
Bank Stocks, at cost	5,350	5,299
Loans, net of allowance for loans losses of $5,326 at June 30, 2017 and $5,344 at December 31, 2016	422,739	420,461
Loans held for sale, at fair value	9,758	5,517
Premises and equipment, net	19,938	20,407
Bank owned life insurance	18,550	18,314
Goodwill	17,532	17,532
Other intangible assets, net	3,802	3,986
Real estate owned, net	1,004	1,279
Accrued interest and other assets	11,690	13,028
Total assets	$910,799	$911,382

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$158,824	$152,012
Money market and checking	360,742	361,398
Savings	93,560	88,273
Time	131,896	139,838
Total deposits	745,022	741,521

Federal Home Loan Bank borrowings	31,000	39,100
Subordinated debentures	21,384	21,284
Other borrowings	11,447	12,483
Accrued interest, taxes, and other liabilities	10,911	12,043
Total liabilities	819,764	826,431

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,871,045 and 3,868,077 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	39	38
Additional paid-in capital	52,067	51,968
Retained earnings	37,333	34,293
Accumulated other comprehensive income (loss)	1,596	(1,348)
Total stockholders’ equity	91,035	84,951

Total liabilities and stockholders’ equity	$910,799	$911,382

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Interest income:
Loans:
Taxable	$5,246	$5,285	$10,265	$10,420
Tax-exempt	34	60	69	127
Investment securities:
Taxable	1,202	1,171	2,394	2,335
Tax-exempt	974	856	1,916	1,664
Total interest income	7,456	7,372	14,644	14,546
Interest expense:
Deposits	394	287	732	564
Borrowings	486	523	968	1,016
Total interest expense	880	810	1,700	1,580
Net interest income	6,576	6,562	12,944	12,966
Provision for loan losses	100	300	150	350
Net interest income after provision for loan losses	6,476	6,262	12,794	12,616
Non-interest income:
Fees and service charges	1,917	1,847	3,632	3,576
Gains on sales of loans, net	1,692	1,405	3,081	3,199
Bank owned life insurance	119	145	236	265
Gains on sales of investment securities, net	177	285	324	297
Other	283	266	556	505
Total non-interest income	4,188	3,948	7,829	7,842

Non-interest expense:
Compensation and benefits	3,918	3,777	7,675	7,578
Occupancy and equipment	1,097	1,055	2,121	2,111
Amortization of intangibles	328	331	626	668
Data processing	337	346	667	657
Professional fees	476	282	766	501
Advertising	166	166	332	332
Federal deposit insurance premiums	73	110	145	220
Foreclosure and real estate owned expense	49	51	101	116
Other	1,095	1,093	2,167	2,190
Total non-interest expense	7,539	7,211	14,600	14,373
Earnings before income taxes	3,125	2,999	6,023	6,085
Income tax expense (1)	742	673	1,435	1,366
Net earnings (1)	$2,383	$2,326	$4,588	$4,719
Earnings per share:
Basic (1)(2)	$0.62	$0.61	$1.19	$1.25
Diluted (1)(2)	$0.60	$0.60	$1.16	$1.23
Dividends per share (2)	$0.20	$0.19	$0.40	$0.38

(1) Income tax expense, net earnings and earnings per share for the periods ended June 30, 2016 have been recast to reflect the early adoption of Accounting Standards Update ("ASU") 2016-09

(2) Per share amounts for the periods ended June 30, 2016 have been adjusted to give effect to the 5% stock dividend paid during December 2016.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net earnings (1)	$2,383	$2,326	$4,588	$4,719

Net unrealized holding gains on available-for-sale securities	4,497	3,771	5,019	7,161
Reclassification adjustment for net gains included in earnings	(177)	(285)	(324)	(297)
Net unrealized gains	4,320	3,486	4,695	6,864
Income tax effect on net gains included in earnings	65	105	120	110
Income tax effect on net unrealized holding gains	(1,670)	(1,396)	(1,871)	(2,654)
Other comprehensive income	2,715	2,195	2,944	4,320

Total comprehensive income	$5,098	$4,521	$7,532	$9,039

(1) Net earnings for the periods ended June 30, 2016 have been recast to reflect the early adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(Unaudited)
Balance at January 1, 2016	$35	$45,372	$32,988	$2,175	$80,570
Net earnings (1)	-	-	4,719	-	4,719
Other comprehensive income	-	-	-	4,320	4,320
Dividends paid ($0.38 per share)	-	-	(1,437)	-	(1,437)
Exercise of stock options, 89,633 shares (1)	1	1,194	-	-	1,195
Balance at June 30, 2016	$36	$46,566	$36,270	$6,495	$89,367

Balance at January 1, 2017	$38	$51,968	$34,293	$(1,348)	$84,951
Net earnings	-	-	4,588	-	4,588
Other comprehensive income	-	-	-	2,944	2,944
Dividends paid ($0.40 per share)	-	-	(1,548)	-	(1,548)
Stock-based compensation	-	77	-	-	77
Exercise of stock options, 2,968 shares,	1	22	-	-	23
Balance at June 30, 2017	$39	$52,067	$37,333	$1,596	$91,035

(1) Net earnings and exercise of stock options for the period ended June 30, 2016 have been recast to reflect the early adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Six months ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net earnings (1)	$4,588	$4,719
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	150	350
Valuation allowance on real estate owned	67	-
Amortization of investment security premiums, net	944	818
Amortization of purchase accounting adjustment on loans	(91)	(57)
Amortization of purchase accounting adjustment on subordinated debentures	100	100
Amortization of intangibles	626	668
Depreciation	520	581
Increase in cash surrender value of bank owned life insurance	(236)	(265)
Stock-based compensation	77	-
Deferred income taxes	542	229
Net gains on sales of investment securities	(324)	(297)
Net (gain) loss on sales of premises, equipment and real estate owned	(10)	72
Net gains on sales of loans	(3,081)	(3,199)
Proceeds from sales of loans	86,747	121,551
Origination of loans held for sale	(87,907)	(113,944)
Changes in assets and liabilities:
Accrued interest and other assets	(1,183)	(1,536)
Accrued expenses, taxes, and other liabilities	(1,201)	(2,538)
Net cash provided by operating activities	328	7,252
Cash flows from investing activities:
Net increase in loans	(2,662)	(10,932)
Maturities and prepayments of investment securities	28,501	23,429
Purchases of investment securities	(42,164)	(43,815)
Proceeds from sales of investment securities	13,459	13,617
Redemption of bank stocks	6,319	3,009
Purchase of bank stocks	(6,370)	(3,134)
Proceeds from sales of premises and equipment and foreclosed assets	398	749
Proceeds from bank owned life insurance	-	351
Purchases of premises and equipment, net	(51)	(386)
Net cash used in investing activities	(2,570)	(17,112)
Cash flows from financing activities:
Net increase in deposits	3,501	897
Federal Home Loan Bank advance borrowings	313,277	156,291
Federal Home Loan Bank advance repayments	(321,377)	(145,891)
Proceeds from other borrowings	100	-
Repayments on other borrowings	(1,136)	(447)
Proceeds from exercise of stock options (1)	23	1,195
Payment of dividends	(1,548)	(1,437)
Net cash (used in) provided by financing activities	(7,160)	10,608
Net (decrease) increase in cash and cash equivalents	(9,402)	748
Cash and cash equivalents at beginning of period	19,996	13,569
Cash and cash equivalents at end of period	$10,594	$14,317

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Six months ended
(Dollars in thousands)	June 30,
	2017	2016
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$800	$500
Cash paid for interest	1,616	1,599

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	180	536
Investment securities purchases not yet settled	-	-

(1)	Net earnings and proceeds from the exercise of stock options for the period ended June 30, 2016 have been recast to reflect the early adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent annual report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements, have been reflected herein. The results of the six months ended June 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017 or for any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Investments

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$4,993	$24	$(1)	$5,016
U. S. federal agency obligations	21,377	45	(40)	21,382
Municipal obligations, tax exempt	177,419	2,485	(661)	179,243
Municipal obligations, taxable	62,031	828	(81)	62,778
Agency mortgage-backed securities	112,095	368	(623)	111,840
Certificates of deposit	9,224	-	-	9,224
Common stocks	178	181	-	359
Total	$387,317	$3,931	$(1,406)	$389,842

(Dollars in thousands)	As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$6,005	$10	$-	$6,015
U. S. federal agency obligations	27,140	48	(49)	27,139
Municipal obligations, tax exempt	163,632	696	(2,666)	161,662
Municipal obligations, taxable	71,371	463	(271)	71,563
Agency mortgage-backed securities	109,427	171	(1,222)	108,376
Certificates of deposit	9,700	-	-	9,700
Common stocks	458	650	-	1,108
Total	$387,733	$2,038	$(4,208)	$385,563

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2017 and December 31, 2016. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of June 30, 2017
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$2,994	$(1)	$-	$-	$2,994	$(1)
U.S. federal agency obligations	12	14,825	(36)	995	(4)	15,820	(40)
Municipal obligations, tax exempt	113	41,363	(566)	4,587	(95)	45,950	(661)
Municipal obligations, taxable	40	15,167	(81)	-	-	15,167	(81)
Agency mortgage-backed securities	38	54,970	(593)	1,320	(30)	56,290	(623)
Total	204	$129,319	$(1,277)	$6,902	$(129)	$136,221	$(1,406)

(Dollars in thousands)		As of December 31, 2016
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	9	15,056	(49)	-	-	15,056	(49)
Municipal obligations, tax exempt	275	97,842	(2,666)	-	-	97,842	(2,666)
Municipal obligations, taxable	66	26,184	(271)	-	-	26,184	(271)
Agency mortgage-backed securities	58	83,011	(1,222)	-	-	83,011	(1,222)
Total	408	$222,093	$(4,208)	$-	$-	$222,093	$(4,208)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the security and its belief that it was more likely than not that the Company will not be required to sell the security before recovery of their cost basis, the Company believed that the U.S. treasury security identified in the table above was temporarily impaired as of June 30, 2017.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of June 30, 2017 and December 31, 2016.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of June 30, 2017, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2017 and December 31, 2016.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association (“GNMA”). The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of June 30, 2017 and December 31, 2016.

The table below sets forth amortized cost and fair value of investment securities at June 30, 2017. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. Securities with no maturity are listed separately.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$30,111	$30,139
Due after one year but within five years	182,277	182,573
Due after five years but within ten years	90,785	92,095
Due after ten years	83,966	84,676
Common stocks	178	359
Total	$387,317	$389,842

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Sales proceeds	$1,917	$11,801	$13,459	$13,617

Realized gains	$177	$296	$348	$312
Realized losses	-	(11)	(24)	(15)
Net realized losses	$177	$285	$324	$297

Securities with carrying values of $230.0 million and $224.3 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at June 30, 2017 and December 31, 2016, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2017	2016

One-to-four family residential real estate	$138,932	$136,846
Construction and land	16,557	13,738
Commercial real estate	116,600	118,200
Commercial	51,631	54,506
Agriculture	79,310	78,324
Municipal	3,593	3,884
Consumer	21,403	20,271
Total gross loans	428,026	425,769
Net deferred loan costs and loans in process	39	36
Allowance for loan losses	(5,326)	(5,344)
Loans, net	$422,739	$420,461

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class:

(Dollars in thousands)	Three and six months ended June 30, 2017
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at April 1, 2017	$493	$71	$1,740	$1,101	$1,731	$11	$180	$5,327
Charge-offs	-	-	(61)	-	-	-	(58)	(119)
Recoveries	7	-	-	1	-	-	10	18
Provision for loan losses	(1)	(1)	30	(21)	41	(1)	53	100
Balance at June 30, 2017	499	70	1,709	1,081	1,772	10	185	5,326

Balance at January 1, 2017	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344
Charge-offs	(19)	-	(61)	-	-	-	(165)	(245)
Recoveries	8	-	-	9	1	-	59	77
Provision for loan losses	6	17	(7)	(47)	87	(2)	96	150
Balance at June 30, 2017	499	70	1,709	1,081	1,772	10	185	5,326

(Dollars in thousands)	Three and six months ended June 30, 2016
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at April 1, 2016	$864	$82	$1,831	$1,384	$1,483	$24	$201	$5,869
Charge-offs	-	-	-	(306)	(83)	-	(148)	(537)
Recoveries	3	-	-	1	-	6	10	20
Provision for loan losses	(283)	7	(55)	314	200	(7)	124	300
Balance at June 30, 2016	584	89	1,776	1,393	1,600	23	187	5,652

Balance at January 1, 2016	$925	$77	$1,740	$1,530	$1,428	$23	$199	$5,922
Charge-offs	-	-	-	(306)	(83)	-	(285)	(674)
Recoveries	5	-	-	20	-	6	23	54
Provision for loan losses	(346)	12	36	149	255	(6)	250	350
Balance at June 30, 2016	584	89	1,776	1,393	1,600	23	187	5,652

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)	As of June 30, 2017
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	-	-	50	76	149	-	-	275
Collectively evaluated for loss	499	70	1,659	1,005	1,623	10	185	5,051
Total	499	70	1,709	1,081	1,772	10	185	5,326

Loan balances:
Individually evaluated for loss	732	2,041	2,206	323	868	221	36	6,427
Collectively evaluated for loss	138,200	14,516	114,394	51,308	78,442	3,372	21,367	421,599
Total	$138,932	$16,557	$116,600	$51,631	$79,310	$3,593	$21,403	$428,026

(Dollars in thousands)	As of December 31, 2016
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	-	-	81	87	89	-	17	274
Collectively evaluated for loss	504	53	1,696	1,032	1,595	12	178	5,070
Total	504	53	1,777	1,119	1,684	12	195	5,344

Loan balances:
Individually evaluated for loss	780	1,937	2,445	355	881	258	72	6,728
Collectively evaluated for loss	136,066	11,801	115,755	54,151	77,443	3,626	20,199	419,041
Total	$136,846	$13,738	$118,200	$54,506	$78,324	$3,884	$20,271	$425,769

The Company’s impaired loans decreased from $6.7 million at December 31, 2016 to $6.4 million at June 30, 2017. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2017 and December 31, 2016, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three and six month periods ended June 30, 2017 and 2016.

The following tables present information on impaired loans:

(Dollars in thousands)	As of June 30, 2017
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$732	$732	$732	$-	$-	$739	$4
Construction and land	3,776	2,041	2,041	-	-	2,010	33
Commercial real estate	2,206	2,206	2,156	50	50	2,217	246
Commercial	323	323	70	253	76	361	-
Agriculture	1,083	868	49	819	149	933	1
Municipal	221	221	221	-	-	236	3
Consumer	36	36	36	-	-	39	-
Total impaired loans	$8,377	$6,427	$5,305	$1,122	$275	$6,535	$287

(Dollars in thousands)	As of December 31, 2016
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$780	$780	$780	$-	$-	$798	$7
Construction and land	3,672	1,937	1,937	-	-	2,068	72
Commercial real estate	2,445	2,445	2,145	300	81	2,587	505
Commercial	355	355	46	309	87	425	2
Agriculture	1,173	881	147	734	89	1,000	2
Municipal	258	258	258	-	-	418	-
Consumer	72	72	55	17	17	78	13
Total impaired loans	$8,755	$6,728	$5,368	$1,360	$274	$7,374	$601

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at June 30, 2017 or December 31, 2016.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of June 30, 2017
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$300	$316	$-	$616	$557	$1,173	$137,759
Construction and land	-	-	-	-	692	692	15,865
Commercial real estate	1,971	42	-	2,013	69	2,082	114,518
Commercial	176	1,315	-	1,491	323	1,814	49,817
Agriculture	49	60	-	109	868	977	78,333
Municipal	-	-	-	-	-	-	3,593
Consumer	36	17	-	53	36	89	21,314
Total	$2,532	$1,750	$-	$4,282	$2,545	$6,827	$421,199

Percent of gross loans	0.59%	0.41%	0.00%	1.00%	0.59%	1.59%	98.41%

(Dollars in thousands)	As of December 31, 2016
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$215	$388	$-	$603	$595	$1,198	$135,648
Construction and land	-	-	-	-	599	599	13,139
Commercial real estate	-	-	-	-	300	300	117,900
Commercial	13	5	-	18	342	360	54,146
Agriculture	55	-	-	55	838	893	77,431
Municipal	-	-	-	-	-	-	3,884
Consumer	79	3	-	82	72	154	20,117
Total	$362	$396	$-	$758	$2,746	$3,504	$422,265

Percent of gross loans	0.09%	0.09%	0.00%	0.18%	0.64%	0.82%	99.18%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2017 and 2016 would have increased interest income by $63,000 and $44,000, respectively. No interest income related to non-accrual loans was included in interest income for the six months ended June 30, 2017 and 2016.

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

The following table provides information on the Company’s risk categories by loan class:

(Dollars in thousands)	As of June 30, 2017		As of December 31, 2016
	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$137,803	$1,129	$135,640	$1,206
Construction and land	15,865	692	13,138	600
Commercial real estate	110,725	5,875	111,641	6,559
Commercial	48,115	3,516	51,080	3,426
Agriculture	74,727	4,583	73,564	4,760
Municipal	3,593	-	3,884	-
Consumer	21,356	47	20,181	90
Total	$412,184	$15,842	$409,128	$16,641

At June 30, 2017, the Company had 11 loan relationships consisting of 19 outstanding loans that were classified as TDRs. During the second quarter of 2017, the Company classified two agriculture loans totaling $87,000 as TDRs after renewing loans to an existing loan relationship that was classified as a TDR in 2016. During the first quarter of 2017, the Company classified an $11,000 commercial real estate loan as a TDR after extending the maturity of the loan and classified as a TDR a $15,000 agriculture loan extended to an existing loan relationship that was classified as a TDR in 2016. Since the commercial loan was adequately secured, no charge-offs or impairments were recorded against the principal as of June 30, 2017. The agriculture loan relationship had a $49,000 impairment recorded against the principal balance as of June 30, 2017 and a charge-off of $215,000 was recorded in the third quarter of 2016. During the second quarter of 2016, the Company classified two loans as TDRs including an $8,000 commercial loan after modifying the payments to interest only and a $188,000 one-to-four family residential real estate loan after agreeing to a loan modification which adjusted the payment schedule. No loans were classified as TDR in the first quarter of 2016.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of June 30, 2017 and 2016. At June 30, 2017, there was a commitment of $63,000 to lend additional funds on one construction and land loan classified as a TDR. The Company did not record any charge-offs against loans classified as TDRs in the first six months either of 2017 or 2016. A credit provision for loan losses of $13,000 related to TDRs was recorded in the six months ended June 30, 2017 compared to no provision in the same period of 2016. The Company allocated $67,000 and $80,000 of the allowance for loan losses against loans classified as TDRs at June 30, 2017 and December 31, 2016, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)	As of June 30, 2017			As of December 31, 2016
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$175	2	$-	$185
Construction and land	4	581	1,349	4	588	1,338
Commercial real estate	4	61	2,137	3	64	2,145
Commercial	-	-	-	2	-	13
Agriculture	7	409	-	4	268	44
Municipal	2	-	221	2	-	258
Total troubled debt restructurings	19	$1,051	$3,882	17	$920	$3,983

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2016 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first six months of 2017 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of June 30, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,262)	$805
Lease intangible asset	350	(166)	184
Mortgage servicing rights	6,029	(3,216)	2,813
Total other intangible assets	$8,446	$(4,644)	$3,802

(Dollars in thousands)	As of December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,137)	$930
Lease intangible asset	350	(143)	207
Mortgage servicing rights	5,788	(2,939)	2,849
Total other intangible assets	$8,205	$(4,219)	$3,986

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2017 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2017	$141
2018	252
2019	214
2020	177
2021	121
Thereafter	84
Total	$989

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	June 30, 2017	December 31, 2016
FHLMC	$500,399	$483,356
FHLB	10,444	11,393
Total	$510,843	$494,749

Custodial escrow balances maintained in connection with serviced loans were $5.0 million and $4.1 million at June 30, 2017 and December 31, 2016, respectively. Gross service fee income related to such loans was $320,000 and $304,000 for the three months ended June 30, 2017 and 2016, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $639,000 and $604,000 for the six months ended June 30, 2017 and 2016, respectively.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$2,787	$2,808	$2,849	$2,840
Additions	281	291	442	512
Amortization	(255)	(248)	(478)	(501)
Balance at end of period	$2,813	$2,851	$2,813	$2,851

The fair value of mortgage servicing rights was $5.3 million and $5.1 million at June 30, 2017 and December 31, 2016, respectively. Fair value at June 30, 2017 was determined using discount rates ranging from 9.50% to 9.51%; prepayment speeds ranging from 0% to 33.56%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.25%. Fair value at December 31, 2016 was determined using discount rates ranging from 9.50% to 9.51%; prepayment speeds ranging from 4.86% to 32.79%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.26%.

The Company had a mortgage repurchase reserve of $301,000 at both June 30, 2017 and December 31, 2016, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first six months of 2017 and 2016. The Company did not have any recoveries against the mortgage repurchase reserve in the first six months of 2017. The Company recovered $3,000 of losses during the three months ended June 30, 2016 and recovered $10,000 of losses against the mortgage repurchase reserve during the six months ended June 30, 2016. As of June 30, 2017, the Company had one outstanding mortgage repurchase request and expects to incur a loss of approximately $70,000.

5. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30		June 30
	2017	2016	2017	2016
Net earnings(1)	$2,383	$2,326	$4,588	$4,719

Weighted average common shares outstanding - basic (2)	3,870,564	3,794,355	3,870,183	3,764,497
Assumed exercise of stock options (1)(2)	80,087	91,322	79,086	89,751
Weighted average common shares outstanding - diluted (1)(2)	3,950,651	3,885,677	3,949,269	3,854,248
Net earnings per share (1)(2):
Basic	$0.62	$0.61	$1.19	$1.25
Diluted	$0.60	$0.60	$1.16	$1.22

(1)	Net earnings, earnings per share and assumed exercise of stock options for the periods ended June 30, 2016 have been recast to reflect the early adoption of ASU 2016-09.
(2)	Share and per share values for the periods ended June 30, 2016 have been adjusted to give effect to the 5% stock dividend paid during December 2016.

The diluted earnings per share computations for the three and six months ended June 30, 2017 and 2016 include all unexercised stock options because no stock options were anti-dilutive during such periods.

6. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances of and collateral for the Company’s repurchase agreements:

	As of June 30, 2017
	Overnight and	Up to 30		Greater
	Continuous	days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$3,890	$-	$-	$-	$3,890
Agency mortgage-backed securities	7,457	-	-	-	7,457
Total	$11,347	$-	$-	$-	$11,347

	As of December 31, 2016
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,007	$-	$-	$-	$5,007
Agency mortgage-backed securities	7,476	-	-	-	7,476
Total	$12,483	$-	$-	$-	$12,483

Repurchase agreements are comprised of non-insured customer funds, totaling $11.3 million at June 30, 2017, and $12.5 million at December 31, 2016, which were secured by $17.1 million and $15.7 million of the Company’s investment portfolio at the same dates, respectively.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2017 and December 31, 2016, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of June 30, 2017
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$10,594	$10,594	$-	$-	$10,594
Investment securities available-for-sale	389,842	5,375	384,467	-	389,842
Bank stocks, at cost	5,350	n/a	n/a	n/a	n/a
Loans, net	422,739	-	-	420,935	420,935
Loans held for sale, net	9,758	-	9,758	-	9,758
Derivative financial instruments	711	-	711	-	711
Accrued interest receivable	4,089	2	2,219	1,868	4,089

Financial liabilities:
Non-maturity deposits	$(613,126)	$(613,126)	$-	$-	(613,126)
Time deposits	(131,896)	-	(130,377)	-	(130,377)
FHLB borrowings	(31,000)	-	(31,358)	-	(31,358)
Subordinated debentures	(21,384)	-	(19,215)	-	(19,215)
Other borrowings	(11,447)	-	(11,447)	-	(11,447)
Derivative financial instruments	(28)	-	(28)	-	(28)
Accrued interest payable	(253)	-	(253)	-	(253)

	As of December 31, 2016
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,996	$19,996	$-	$-	$19,996
Investment securities available-for-sale	385,563	7,123	378,440	-	385,563
Bank stocks, at cost	5,299	n/a	n/a	n/a	n/a
Loans, net	420,461	-	-	417,957	417,957
Loans held for sale	5,517	-	5,517	-	5,517
Derivative financial instruments	662	-	662	-	662
Accrued interest receivable	4,240	21	2,104	2,115	4,240

Financial liabilities:
Non-maturity deposits	$(601,683)	$(601,683)	$-	$-	$(601,683)
Time deposits	(139,838)	-	(138,623)	-	(138,623)
FHLB borrowings	(39,100)	-	(35,695)	-	(35,695)
Subordinated debentures	(21,284)	-	(18,608)	-	(18,608)
Other borrowings	(12,483)	-	(12,483)	-	(12,483)
Accrued interest payable	(268)	-	(268)	-	(268)

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

Mortgage loans originated and intended for sale in the secondary market are carried at the estimated fair value, determined on an aggregate basis. The mortgage loan valuations are based on quoted secondary market prices for similar loans and are classified as Level 2.

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

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2017 or during the year ended December 31, 2016.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2017
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$5,016	$5,016	$-	$-
U. S. federal agency obligations	21,382	-	21,382	-
Municipal obligations, tax exempt	179,243	-	179,243	-
Municipal obligations, taxable	62,778	-	62,778	-
Agency mortgage-backed securities	111,840	-	111,840	-
Certificates of deposit	9,224	-	9,224	-
Common stocks	359	359	-	-
Loans held for sale	9,758	-	9,758	-
Derivative financial instruments	711	-	711	-
Liabililty:
Derivative financial instruments	(28)	-	(28)	-

(Dollars in thousands)		As of December 31, 2016
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$6,015	$6,015	$-	$-
U. S. federal agency obligations	27,139	-	27,139	-
Municipal obligations, tax exempt	161,662	-	161,662	-
Municipal obligations, taxable	71,563	-	71,563	-
Agency mortgage-backed securities	108,376	-	108,376	-
Certificates of deposit	9,700	-	9,700	-
Common stocks	1,108	1,108	-	-
Loans held for sale	5,517	-	5,517	-
Derivative financial instruments	662	-	662	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
(Dollars in thousands)	June 30, 2017	December 31, 2016
Aggregate fair value	$9,758	$5,517
Contractual balance	9,553	5,480
Gain	$205	$37

The total amount of gains from changes in fair value of loans held for sale included in earnings were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest income	$79	$210	$124	$315
Change in fair value	60	(63)	169	(67)
Total change in fair value	$139	$147	$293	$248

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $6.4 million and $6.7 million, with an allocated allowance of $275,000 and $274,000, at June 30, 2017 and December 31, 2016, respectively.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of June 30, 2017			Total
		Fair value hierarchy			gains
	Total	Level 1	Level 2	Level 3	(losses)
Assets:
Impaired loans:
Commercial	$177	$-	$-	$177	$11
Agriculture	670	-	-	670	(60)
Real estate owned:
One-to-four family residential real estate	302	-	-	302	(67)

		As of December 31, 2016			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
Commercial real estate	$219	$-	$-	$219	$(81)
Commercial	222	-	-	222	(87)
Agriculture	645	-	-	645	(89)
Real estate owned:
One-to-four family residential real estate	142	-	-	142	(34)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of June 30, 2017
Impaired loans:
Commercial	177	Sales comparison	Adjustment to comparable sales	0%-50%
Agriculture	670	Sales comparison	Adjustment to appraised value	10%-50%
Real estate owned:
One-to-four family residential real estate	302	Sales comparison	Adjustment to appraised value	10%

As of December 31, 2016
Impaired loans:
Commercial real estate	$219	Sales comparison	Adjustment to appraised value	2%-15%
Commercial	222	Sales comparison	Adjustment to comparable sales	7%-80%
Agriculture	645	Sales comparison	Adjustment to appraised value	8%-80%
Real estate owned:
One-to-four family residential real estate	142	Sales comparison	Adjustment to appraised value	10%

8. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2017, the Company and its subsidiary, Landmark National Bank (“the Bank”) meet all capital adequacy requirements to which they were subject at that time.

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

As of June 30, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Actual		For capital adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of June 30, 2017
Leverage	$91,954	10.17%	$36,178	4.0%
Common Equity Tier 1 Capital	71,273	13.86%	29,565	5.8%
Tier 1 Capital	91,954	17.88%	37,277	7.3%
Total Risk Based Capital	97,502	18.96%	47,561	9.3%

As of December 31, 2016
Leverage	$88,819	10.04%	$35,370	4.0%
Common Equity Tier 1 Capital	68,263	13.32%	26,265	5.1%
Tier 1 Capital	88,819	17.33%	33,952	6.6%
Total Risk Based Capital	94,596	18.46%	44,201	8.6%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 1.25% for June 30, 2017 and 0.625% for December 31, 2016.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at June 30, 2017 and December 31, 2016:

					To be well-capitalized under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of June 30, 2017
Leverage	$91,007	10.08%	$36,116	4.0%	$45,145	5.0%
Common Equity Tier 1 Capital	91,007	17.73%	29,512	5.8%	33,361	6.5%
Tier 1 Capital	91,007	17.73%	37,211	7.3%	41,060	8.0%
Total Risk Based Capital	96,473	18.80%	47,476	9.3%	51,325	10.0%

As of December 31, 2016
Leverage	$88,076	9.98%	$35,284	4.0%	$44,105	5.0%
Common Equity Tier 1 Capital	88,076	17.23%	26,194	5.1%	33,222	6.5%
Tier 1 Capital	88,076	17.23%	33,861	6.6%	40,888	8.0%
Total Risk Based Capital	93,560	18.31%	44,083	8.6%	51,110	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 1.25% for June 30, 2017 and 0.625 for December 31,2016.

9. Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. The Company’s revenue is primarily comprised of net interest income on financial asset and liabilities, which are excluded from the scope of ASU 2014-09. Management is still evaluating the impact of ASU 2014-09 on other non-interest income, but does not believe the adoption of ASU 2014-09 will have a material impact on the Company’s financial position, results of operations or cash flows. Management expects the most significant impact of ASU 2014-09 will likely be additional disclosures required for non-interest income. The Company will continue to evaluate the impact as additional guidance is issued and internal assessments progress.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. Upon the effective date of the update, changes in the value of the Company’s common stock investments will be adjustments to the income statement. Additionally, the disclosure of fair value of the loan portfolio will be presented using an exit price method instead of the current discounted cash flow. Management has concluded that the remaining requirements of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued an update, ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance in this update affects any entity that issues share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was permitted. The Company elected to adopt ASU 2016-09 in 2016. As a result of this election, income tax expense decreased by $308,000 during 2016 as a result of recognized excess tax benefits from the exercise of stock options. The presentation of excess tax benefits from the exercise of stock options have been presented on a prospective basis and are included in changes in accrued interest and other assets in the operating activities section of the statement of cash flows. The Company’s excess tax benefits from the exercise of stock options totaled $24,000 in the first six months of 2017 and $197,000 in the first six months of 2016.

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

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The provisions of this update become effective for interim and annual periods beginning after December 15, 2018. Management has concluded that based on the Company’s current portfolio of investment securities that the adoption of these amendments will result in shorter amortization period for investment security premiums, however, the impact will not be material to interest income on investment securities.

10. Subsequent Event

On August 8, 2017, the Company was made aware that checks deposited by our customer from a third party were being returned by another financial institution due to uncollected funds related to the third party. This resulted in a $10.3 million overdraft balance. An investigation of the situation and the potential recovery of losses are in their early stages, and accordingly, no conclusions have been reached concerning the responsibility for any potential losses, nor has there been a determination of whether or not existing insurance policies of any party will cover all or part of any possible losses. Since August 8, 2017, the entity whose checks to our customer were returned has provided $1.7 million in wire transfer deposits to our customer’s account, resulting in an $8.6 million overdraft as of the date of this filing. The Company intends to protect all of its rights pursuant to this matter and seek all available legal and equitable remedies. However, should there be no additional recoveries into the customer’s account, no insurance proceeds and the Company were to absorb all the losses known at this time to be associated with this event (excluding the costs of investigation), the Company would incur an after-tax loss of approximately $5.4 million in the third quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a financial holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank and in the insurance business through its wholly-owned subsidiary, Landmark Risk Management, Inc. References to the “Company,” “we,” “us,” and “our” refer collectively to Landmark Bancorp, Inc., Landmark National Bank and Landmark Risk Management, Inc. The Company is listed on the Nasdaq Global Market under the symbol “LARK.”

The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of holding and acquiring quality assets while growing our commercial, commercial real estate and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a comprehensive range of banking service. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Although not our primary business function, we do invest in certain investment and mortgage-related securities using deposits and other borrowings as funding sources.

Landmark Risk Management, Inc. was formed and began operations on May 31, 2017, which is a Nevada-based captive insurance company which will provide property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Landmark Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Landmark Risk Management, Inc. is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

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

Currently, through our ownership of the bank, our business primarily consists of the operations of the Bank, with its main office in Manhattan, Kansas and twenty eight additional branch offices in central, eastern, southeast and southwest Kansas.

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

Summary of Results. During the second quarter of 2017, we recorded net earnings of $2.4 million, which was an increase of $57,000, or 2.5%, from the $2.3 million of net earnings in the second quarter of 2016. During the first six months of 2017, we recorded net earnings of $4.6 million, which was a decrease of $131,000, or 2.8%, from the $4.7 million of net earnings in the first six months of 2016.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net earnings:
Net earnings (1)	$2,383	$2,326	$4,588	$4,719
Basic earnings per share (1) (2)	$0.62	$0.61	$1.19	$1.25
Diluted earnings per share (1) (2)	$0.60	$0.60	$1.16	$1.23
Earnings ratios:
Return on average assets (1) (2) (3)	1.04%	1.04%	1.01%	1.07%
Return on average equity (1) (2) (3)	10.78%	10.86%	10.62%	11.22%
Equity to total assets	10.00%	9.97%	10.00%	9.97%
Net interest margin (3) (4)	3.41%	3.46%	3.41%	3.47%
Dividend payout ratio (1)	33.33%	33.33%	34.48%	32.52%

(1)	Net earnings, earnings per share, return on average assets, return on average equity and the dividend payout ratios for the periods ended June 30, 2016 have been recast to reflect the early adoption of ASU 2016-09.
(2)	Per share values for the periods ended June 30, 2016 have been adjusted to give effect to the 5% stock dividend paid during December 2016.
(3)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(4)	Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

Interest Income. Interest income of $7.5 million for the quarter ended June 30, 2017 increased $84,000, or 1.1%, as compared to the same period of 2016. Interest income on loans decreased $65,000, or 1.2%, to $5.3 million for the quarter ended June 30, 2017, compared to the same period of 2016 due primarily to a decrease in our average loan balances, which decreased from $438.3 million in the second quarter of 2016 to $428.4 million in the second quarter of 2017. Partially offsetting the decrease in interest income were higher yields on loans, which increased from 4.93% in the second quarter of 2016 to 4.96% in the second quarter of 2017. Interest income on investment securities increased $149,000, or 7.4%, to $2.2 million for the second quarter of 2017, as compared to $2.0 million in the same period of 2016. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $376.0 million during the second quarter of 2016 to $398.3 million during the second quarter of 2017. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield on investment securities, which increased from 2.62% in the second quarter of 2016 to 2.67% during the second quarter of 2017.

Interest income of $14.6 million for the six months ended June 30, 2017 increased $98,000, or 0.7%, as compared to the same period of 2016. Interest income on loans decreased $213,000, or 2.0%, to $10.3 million for the six months ended June 30, 2017, compared to the same period of 2016 due primarily to a decrease in our average loan balances, which decreased from $432.1 million during the first six months of 2016 to $424.5 million during the first six months of 2017. Also contributing to the decrease in interest income were lower yields on loans, which decreased from 4.94% in the first six months of 2016 to 4.93% in the first six months of 2017. Interest income on investment securities increased $311,000, or 7.8%, to $4.3 million for the first six months of 2017, as compared to $4.0 million in the same period of 2016. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $367.5 million during the first six months of 2016 to $395.9 million during the first six months of 2017. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield on investment securities, which increased from 2.64% in the first six months of 2016 to 2.67% during the same period of 2017.

Interest Expense. Interest expense during the quarter ended June 30, 2017 increased $70,000, or 8.6%, to $880,000 as compared to the same period of 2016. Interest expense on interest-bearing deposits increased $107,000, or 37.3%, to $394,000 for the quarter ended June 30, 2017 as compared to the same period of 2016. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $561.9 million in the second quarter of 2016 to $590.1 million in the second quarter of 2017. The average rate of interest-bearing deposits increased 0.06% for the second quarter of 2017 to 0.27% as compared to 0.21% in the same period of 2016. For the second quarter of 2017, interest expense on borrowings decreased $37,000, or 7.1%, to $486,000 as compared to the same period of 2016, due to a decrease in our average outstanding borrowings, which decreased from $88.6 million in the second quarter of 2016 to $68.5 million in the same period of 2017. Partially offsetting the lower average outstanding borrowings were higher average rates on our borrowings which increased to 2.84% for the second quarter of 2017 compared to 2.38% for the same period of 2016.

Interest expense during the six months ended June 30, 2017 increased $120,000, or 7.6%, to $1.7 million as compared to the same period of 2016. Interest expense on interest-bearing deposits increased $168,000, or 29.8%, to $732,000 for the six months ended June 30, 2017 as compared to the same period of 2016. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $561.7 million in the first six months of 2016 to $588.8 million in the same period of 2017. The average rate of interest-bearing deposits increased 0.05% for the first six months of 2017 to 0.25% as compared to 0.20% in the same period of 2016. For the first six months of 2017, interest expense on borrowings decreased $48,000, or 4.7%, to $968,000 as compared to the same period of 2016, due to a decrease in our average outstanding borrowings, which decreased from $80.5 million in the first six months of 2016 to $70.1 million in the first six months of 2017. Partially offsetting the lower average outstanding borrowings were higher average rates on our borrowings which increased to 2.78% for the first six months of 2017 compared to 2.54% for the same period of 2016.

Net Interest Income. Net interest income increased $14,000, or 0.2%, to $6.6 million for the second quarter of 2017 compared to the same period of 2016. The increase in net interest income was primarily a result of an increase of 2.0% in average interest-earning assets, from $815.1 million in the second quarter of 2016 to $831.3 million for the same period of 2017. Our net interest margin, on a tax-equivalent basis, decreased from 3.46% during the second quarter of 2016 to 3.41% in the same period of 2017. Lower average balances of loans and higher rates on our interest-bearing deposits were the primary driver of the decrease in our net interest margin.

Net interest income decreased $22,000, or 0.2%, to $12.9 million for the first six months of 2017 compared to the same period of 2016. The decrease in net interest income was primarily a result of lower yields on loans and higher rates on interest-bearing deposits and borrowings, which contributed to a decrease in our net interest margin, on a tax equivalent basis, from 3.47% in the first six months of 2016 to 3.41% in the same period of 2017. Partially offsetting the decline in net interest margin was an increase of 2.9% in average interest-earning assets, from $803.5 million in the first half of 2016 to $827.1 million for the same period of 2017. Our net interest income and net interest margin may continue to decline if short-term interest rates continue to increase and we are unable to reprice our loans higher or grow our average balances while our cost of interest-bearing deposits and borrowings increase.

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

During the second quarter of 2017, we recorded a provision for loan losses of $100,000 compared to $300,000 in the second quarter of 2016. We recorded net loan charge-offs of $101,000 during the second quarter of 2017 compared to net loan charge-offs of $517,000 during the second quarter of 2016. The net loan charge-offs during the second quarter of 2016 were primarily related to the liquidation of the assets securing a previously identified and impaired commercial loan.

During the first six months of 2017, we recorded a provision for loan losses of $150,000 compared to $350,000 during the same period of 2016. We recorded net loan charge-offs of $168,000 during the six months ended June 30, 2017 compared to $620,000 during the same period of 2016.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $4.2 million in the second quarter of 2017, an increase of $240,000, or 6.1%, compared to the second quarter of 2016. This change was primarily the result of a $287,000 increase in gains on sales of loans. Partially offsetting the increase in gains on sales of loans was a decrease of $108,000 in our gains on sales of investment securities. We recorded $177,000 in gains on sales of investment securities during the second quarter of 2017 compared to a gain of $285,000 in the second quarter of 2016.

Total non-interest income was $7.8 million in the first six months of 2017, a decrease of $13,000, or 0.2%, compared to the same period of 2016. This change was primarily the result of a decline of $118,000 in gains on sales of loans, as the volume of one-to-four family residential real estate loans originated for sale in the first six months of 2017 was lower than in the same period of 2016. Partially offsetting the decline in gains on sales of loans was a $324,000 gain on sales of investment securities during the first six months of 2017, compared to a gain of $297,000 in the same period of 2016.

Non-interest Expense. Non-interest expense totaled $7.5 million for the second quarter of 2017, an increase of $328,000, or 4.6%, from $7.2 million for the second quarter of 2016. The increase was primarily due to increases of $194,000 in professional fees and $141,000 in compensation and benefits in the second quarter of 2017 as compared to the second quarter of 2016. The increase in professional fees was primarily related to costs associated with forming our captive insurance subsidiary and an audit over our internal control over financial reporting which will be required for 2017 as a result of exceeding the market capitalization threshold at June 30, 2017. The increase in compensation and benefits was related to increased salaries and stock-based compensation. Partially offsetting those increases was a decline of $37,000 in federal deposit insurance premiums due to lower rates that began in the third quarter of 2016.

Non-interest expense totaled $14.6 million for the first six months of 2017, an increase of $227,000, or 1.6%, from $14.4 million for the second quarter of 2016. The increase was primarily related to increased professional fees related to costs associated with forming our captive insurance subsidiary and audit over our internal control over financial reporting in the first half of 2017 as compared to the same period of 2016. Partially offsetting those increases was a decline of $75,000 in federal deposit insurance premiums due to lower rates that began in the third quarter of 2016.

Income Tax Expense. During the second quarter of 2017, we recorded income tax expense of $742,000, compared to $673,000 during the same period of 2016. Our effective tax rate increased from 22.4% in the second quarter of 2016 to 23.7% in the second quarter of 2017 primarily as a result of a decrease in excess tax benefits from the exercise of stock options from $81,000 in the second quarter of 2016 to $13,000 in the same period of 2017. Income tax expense was recast for the first quarter of 2016 to reflect the early adoption of ASU 2016-09.

We recorded income tax expense of $1.4 million the first six months of both 2017 and 2016. Our effective tax rate increased from 22.4% in the first half of 2016 to 23.8% in the second quarter of 2017 primarily as a result of a decrease in excess tax benefits from the exercise of stock options from $197,000 in the first half of 2016 to $24,000 in the same period of 2017. Income tax expense was recast for the first six months of 2016 to reflect the early adoption of ASU 2016-09.

Financial Condition. Despite measured improvement in certain metrics, general uncertainty with respect to economic conditions in the United States continues to affect our asset quality and performance. The geographic markets in which the Company operates have also been impacted by an economic downturn in the agriculture sector. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has generally improved over the past few years. Aside from these identified problem assets, management believes that the Company continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to maintain these quality features will continue to provide a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets decreased slightly to $910.8 million at June 30, 2017, compared to $911.4 million at December 31, 2016.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At June 30, 2017 our allowance for loan losses totaled $5.3 million, or 1.24% of gross loans outstanding compared to $5.3 million, or 1.26% of gross loans outstanding at December 31, 2016.

As of June 30, 2017 and December 31, 2016, approximately $15.8 million and $16.6 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for loan losses was sufficient to cover the risks and probable incurred losses related to such loans at June 30, 2017 and December 31, 2016, respectively.

Loans past due 30-89 days and still accruing interest totaled $4.3 million, or 1.00% of gross loans, at June 30, 2017 compared to $758,000, or 0.18% of gross loans, at December 31, 2016. The increase in loans past due 30-89 days was primarily related to a $3.1 million loan relationship consisting of a $1.3 million commercial loan and a $1.8 million commercial real estate loan. At June 30, 2017, $2.5 million in loans were on non-accrual status, or 0.59% of gross loans, compared to $2.7 million, or 0.64% of gross loans, at December 31, 2016. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at June 30, 2017 or December 31, 2016. Our impaired loans totaled $6.4 million at June 30, 2017 compared to $6.7 million at December 31, 2016. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2017 was related to TDRs that were accruing interest but still classified as impaired.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At June 30, 2017, we had $1.0 million of real estate owned compared to $1.3 million at December 31, 2016. As of June 30, 2017, real estate owned primarily consisted of residential real estate and commercial properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $3.5 million in total deposits during the six months of 2017, to $745.0 million at June 30, 2017, from $741.5 million at December 31, 2016. The increase in deposits was primarily due to increased balances in non-interest bearing and savings accounts. This increase was partially offset by lower balances of money market and checking and time deposit accounts.

Non-interest-bearing deposits at June 30, 2017, were $158.8 million, or 21.3% of deposits, compared to $152.0 million, or 20.5% of deposits, at December 31, 2016. Money market and checking deposit accounts were 48.4% of our deposit portfolio and totaled $360.7 million at June 30, 2017, compared to $361.4 million, or 48.7% of deposits, at December 31, 2016. Savings accounts increased to $93.6 million, or 12.6% of deposits, at June 30, 2017, from $88.3 million, or 11.9% of deposits, at December 31, 2016. Certificates of deposit totaled $131.9 million, or 17.7% of deposits, at June 30, 2017, compared to $139.8 million, or 18.9% of deposits, at December 31, 2016.

Certificates of deposit at June 30, 2017, scheduled to mature in one year or less, totaled $90.5 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $9.0 million to $63.8 million at June 30, 2017, from $72.9 million at December 31, 2016. The decrease in total borrowings was primarily due to a decrease in our FHLB borrowings from $39.1 million at December 31, 2016 to $31.0 million at June 30, 2017, which was primarily the result of two $5.0 million FHLB advance maturing in the six months ended June 30, 2017.

Cash Flows. During the six months ended June 30, 2017, our cash and cash equivalents decreased by $9.4 million. Our operating activities provided cash of $328,000 during the first six months of 2017. Our investing activities used net cash of $2.6 million during the first six months of 2017, primarily as a result of the purchase of investment securities and an increase in our loan balances. Financing activities used net cash of $7.2 million during the first six months of 2017, primarily as a result of decreased borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $400.4 million at June 30, 2017 and $405.6 million at December 31, 2016. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At June 30, 2017, we had outstanding FHLB advances of $25.0 million and $6.0 million of borrowings against our line of credit with the FHLB. At June 30, 2017, we had collateral pledged to the FHLB that would allow us to borrow an additional $65.5 million, subject to FHLB credit requirements and policies. At June 30, 2017, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $14.7 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at June 30, 2017. At June 30, 2017, we had subordinated debentures totaling $21.4 million and other borrowings of $11.4 million, which consisted of $11.3 million in repurchase agreements and $100,000 on a line of credit. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2017, with an interest rate that adjusts daily based on the prime rate plus 0.25%, and a floor of 3.75%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2017.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $826,000 at June 30, 2017.

At June 30, 2017, we had outstanding loan commitments, excluding standby letters of credit, of $86.7 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% effective on January 1, 2017, and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of June 30, 2017 and December 31, 2016, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of June 30, 2017, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended June 30, 2017, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer in order to pay dividends and do other capital distributions. This buffer is being phased in over three years beginning in 2016. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2017. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2017, approximately $18.6 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
(Dollars in thousands)	June 30, 2017			June 30, 2016
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$4,566	$9	0.79%	$817	$1	0.49%
Investment securities (1)	398,328	2,651	2.67%	375,976	2,453	2.62%
Loans receivable, net (2)	428,424	5,297	4.96%	438,261	5,375	4.93%
Total interest-earning assets	831,318	7,957	3.84%	815,054	7,829	3.86%
Non-interest-earning assets	91,856			85,276
Total	$923,174			$900,330

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$360,528	$236	0.26%	$332,109	$116	0.14%
Savings accounts	94,047	7	0.03%	86,863	7	0.03%
Time deposit	135,512	151	0.45%	142,948	164	0.46%
Total deposits	590,087	394	0.27%	561,920	287	0.21%
FHLB advances and other borrowings	68,549	486	2.84%	88,560	523	2.38%
Total interest-bearing liabilities	658,636	880	0.54%	650,480	810	0.50%
Non-interest-bearing liabilities	175,859			163,718
Stockholders' equity	88,679			86,132
Total	$923,174			$900,330

Interest rate spread (3)			3.30%			3.36%
Net interest margin (4)		$7,077	3.41%		$7,019	3.46%
Tax-equivalent interest - imputed		501			457
Net interest income		$6,576			$6,562

Ratio of average interest-earning assets to average interest-bearing liabilities			126.2%			125.3%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
(Dollars in thousands)	June 30, 2017			June 30, 2016
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$6,676	$27	0.82%	$3,875	$10	0.52%
Investment securities (1)	395,947	5,237	2.67%	367,535	4,819	2.64%
Loans receivable, net (2)	424,495	10,369	4.93%	432,137	10,611	4.94%
Total interest-earning assets	827,118	15,633	3.81%	803,547	15,440	3.86%
Non-interest-earning assets	91,448			85,168
Total	$918,566			$888,715

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$357,950	$417	0.23%	$333,231	$221	0.13%
Savings accounts	92,670	14	0.03%	85,143	13	0.03%
Time deposit	138,228	301	0.44%	143,304	330	0.46%
Total deposits	588,848	732	0.25%	561,678	564	0.20%
FHLB advances and other borrowings	70,135	968	2.78%	80,499	1,016	2.54%
Total interest-bearing liabilities	658,983	1,700	0.52%	642,177	1,580	0.49%
Non-interest-bearing liabilities	172,486			161,982
Stockholders' equity	87,097			84,556
Total	$918,566			$888,715

Interest rate spread (3)			3.29%			3.37%
Net interest margin (4)		$13,933	3.41%		$13,860	3.47%
Tax-equivalent interest - imputed		989			894
Net interest income		$12,944			$12,966

Ratio of average interest-earning assets to average interest-bearing liabilities			125.5%			125.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

(Dollars in thousands)	Three months ended June 30,			Six months ended June 30,
	2017 vs 2016			2017 vs 2016
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at banks	$7	$1	$8	$9	$8	$17
Investment securities	150	48	198	365	53	418
Loans	(107)	29	(78)	(217)	(25)	(242)
Total	50	78	128	157	36	193
Interest expense:
Deposits	16	91	107	27	141	168
Borrowings	(255)	219	(37)	(180)	132	(48)
Total	(239)	310	70	(153)	273	120
Net interest income	$289	$(232)	$58	$310	$(237)	$73

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2017, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(1,255)	(4.5)%
100 basis point rising	$(643)	(2.3)%
100 basis point falling	$(58)	(0.2)%
200 basis point falling	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The strength of the United States economy and international economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.

●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters (including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, as well as rules adopted by the federal bank regulatory agencies to implement Basel III) and the effects of increases in Federal Deposit Insurance Corporation premiums.

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.

●	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.

●	Our inability to obtain new customers and to retain existing customers.

●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.

●	Our ability to develop and maintain secure and reliable electronic systems.

●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.

●	Consumer spending and saving habits which may change in a manner that affects our business adversely.

●	Our ability to successfully integrate acquired businesses and future growth.

●	The costs, effects and outcomes of existing or future litigation.

●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.

●	The effects of declines in the value of our investment portfolio.

●	Our ability to raise additional capital if needed.

●	The effects of cyber-attacks.

●	The effects of declines in real estate markets.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company’s 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2017 and June 30, 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016; (v) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2017 and June 30, 2016; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 21, 2017	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: August 21, 2017	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

