Form 10-Q
period 2017-09-30
LANDMARK BANCORP INC
filed 2017-11-13
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of November 9, 2017, the issuer had outstanding 3,873,781 shares of its common stock, $.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$18,772	$19,996
Investment securities available-for-sale, at fair value	389,388	385,563
Bank Stocks, at cost	5,384	5,299
Loans, net of allowance for loans losses of $5,379 at September 30, 2017 and $5,344 at December 31, 2016	428,439	420,461
Loans held for sale, at fair value	8,583	5,517
Premises and equipment, net	20,999	20,407
Bank owned life insurance	23,536	18,314
Goodwill	17,532	17,532
Other intangible assets, net	3,742	3,986
Real estate owned, net	677	1,279
Accrued interest and other assets	13,077	13,028
Total assets	$930,129	$911,382

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$165,384	$152,012
Money market and checking	345,805	361,398
Savings	94,570	88,273
Time	127,251	139,838
Total deposits	733,010	741,521

Federal Home Loan Bank borrowings	64,400	39,100
Subordinated debentures	21,434	21,284
Other borrowings	11,487	12,483
Accrued interest, taxes, and other liabilities	12,795	12,043
Total liabilities	843,126	826,431

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 3,873,781 and 3,868,077 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	39	38
Additional paid-in capital	52,109	51,968
Retained earnings	33,897	34,293
Accumulated other comprehensive income (loss)	958	(1,348)
Total stockholders’ equity	87,003	84,951

Total liabilities and stockholders’ equity	$930,129	$911,382

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Interest income:
Loans:
Taxable	$5,359	$5,330	$15,624	$15,750
Tax-exempt	33	62	102	189
Investment securities:
Taxable	1,133	1,089	3,527	3,424
Tax-exempt	996	869	2,912	2,533
Total interest income	7,521	7,350	22,165	21,896
Interest expense:
Deposits	418	285	1,150	849
Borrowings	501	513	1,469	1,529
Total interest expense	919	798	2,619	2,378
Net interest income	6,602	6,552	19,546	19,518
Provision for loan losses	100	150	250	500
Net interest income after provision for loan losses	6,502	6,402	19,296	19,018
Non-interest income:
Fees and service charges	1,896	1,873	5,528	5,449
Gains on sales of loans, net	1,220	1,219	4,301	4,418
Bank owned life insurance	514	125	750	390
Gains on sales of investment securities, net	39	261	363	558
Other	267	264	823	769
Total non-interest income	3,936	3,742	11,765	11,584

Non-interest expense:
Compensation and benefits	3,933	3,903	11,608	11,481
Occupancy and equipment	1,107	1,131	3,228	3,242
Amortization of intangibles	320	373	946	1,041
Data processing	360	369	1,027	1,026
Professional fees	478	258	1,244	759
Advertising	166	166	498	498
Federal deposit insurance premiums	74	75	219	295
Foreclosure and real estate owned expense	(18)	60	83	176
Deposit - related loss	8,082	-	8,082	-
Other	1,120	1,059	3,287	3,249
Total non-interest expense	15,622	7,394	30,222	21,767
Earnings (loss) before income taxes	(5,184)	2,750	839	8,835
Income tax (benefit) expense (1)	(2,523)	594	(1,088)	1,960
Net (loss) earnings (1)	$(2,661)	$2,156	$1,927	$6,875
Earnings (loss) per share:
Basic (1)(2)	$(0.69)	$0.56	$0.50	$1.82
Diluted (1)(2)	$(0.69)	$0.55	$0.49	$1.78
Dividends per share (2)	$0.20	$0.19	$0.60	$0.57

(1) Income tax expense, net earnings, and earnings per share for the periods ended September 30, 2016 have been recast to reflect the early adoption of Accounting Standards Update (“ASU”) 2016-09

(2) Per share amounts for the periods ended September 30, 2016 have been adjusted to give effect to the 5% stock dividend paid during December 2016.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net (loss) earnings (1)	$(2,661)	$2,156	$1,927	$6,875

Net unrealized holding (losses) gains on available-for-sale securities	(973)	(2,073)	4,046	5,088
Reclassification adjustment for net gains included in earnings	(39)	(261)	(363)	(558)
Net unrealized (losses) gains	(1,012)	(2,334)	3,683	4,530
Income tax effect on net gains included in earnings	15	97	134	206
Income tax effect on net unrealized holding gains (losses)	359	760	(1,511)	(1,893)
Other comprehensive (loss) income	(638)	(1,477)	2,306	2,843

Total comprehensive (loss) income	$(3,299)	$679	$4,233	$9,718

(1) Net earnings for the periods ended September 30, 2016 have been recast to reflect the early adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(Unaudited)
Balance at January 1, 2016	$35	$45,372	$32,988	$2,175	$80,570
Net earnings (1)	-	-	6,875	-	6,875
Other comprehensive income	-	-	-	2,843	2,843
Dividends paid ($0.57 per share)	-	-	(2,167)	-	(2,167)
Stock-based compensation	-	23	-	-	23
Exercise of stock options, 117,919 shares (1)	1	1,641	-	-	1,642
Balance at September 30, 2016	$36	$47,036	$37,696	$5,018	$89,786

Balance at January 1, 2017	$38	$51,968	$34,293	$(1,348)	$84,951
Net earnings	-	-	1,927	-	1,927
Other comprehensive income	-	-	-	2,306	2,306
Dividends paid ($0.60 per share)	-	-	(2,323)	-	(2,323)
Stock-based compensation	-	119	-	-	119
Exercise of stock options, 2,968 shares	1	22	-	-	23
Balance at September 30, 2017	$39	$52,109	$33,897	$958	$87,003

(1) Net earnings and exercise of stock options for the period ended September 30, 2016 have been recast to reflect the early adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Nine months ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net earnings (1)	$1,927	$6,875
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	250	500
Valuation allowance on real estate owned	92	-
Amortization of investment security premiums, net	1,415	1,238
Amortization of purchase accounting adjustment on loans	(149)	(75)
Amortization of purchase accounting adjustment on subordinated debentures	150	150
Amortization of intangibles	946	1,041
Depreciation	773	866
Increase in cash surrender value of bank owned life insurance	(750)	(390)
Stock-based compensation	119	23
Deferred income taxes	(1,060)	594
Net gains on sales of investment securities	(363)	(558)
Net (gain) loss on sales of premises, equipment and real estate owned	(17)	89
Net gains on sales of loans	(4,301)	(4,418)
Proceeds from sales of loans	132,015	173,967
Origination of loans held for sale	(130,780)	(164,182)
Changes in assets and liabilities:
Accrued interest and other assets	(1,033)	(2,305)
Accrued expenses, taxes, and other liabilities	(852)	1,764
Net cash (used in) provided by operating activities	(1,618)	15,179
Cash flows from investing activities:
Net increase in loans	(8,292)	(11,650)
Maturities and prepayments of investment securities	42,716	32,061
Purchases of investment securities	(55,820)	(62,230)
Proceeds from sales of investment securities	13,513	14,326
Redemption of bank stocks	7,408	4,686
Purchase of bank stocks	(7,493)	(5,058)
Proceeds from sales of premises and equipment and foreclosed assets	707	813
Proceeds from bank owned life insurance	528	358
Purchase of bank owned life insurance	(5,000)	-
Purchases of premises and equipment, net	(1,367)	(518)
Net cash used in investing activities	(13,100)	(27,212)
Cash flows from financing activities:
Net (decrease) increase in deposits	(8,510)	988
Federal Home Loan Bank advance borrowings	514,443	276,833
Federal Home Loan Bank advance repayments	(489,143)	(261,733)
Proceeds from other borrowings	100	551
Repayments on other borrowings	(1,096)	-
Proceeds from exercise of stock options (1)	23	1,642
Payment of dividends	(2,323)	(2,167)
Net cash provided by financing activities	13,494	16,373
Net (decrease) increase in cash and cash equivalents	(1,224)	4,081
Cash and cash equivalents at beginning of period	19,996	13,569
Cash and cash equivalents at end of period	$18,772	$17,650

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Nine months ended
(Dollars in thousands)	September 30,
	2017	2016
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$800	$510
Cash paid for interest	2,468	2,254

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	180	1,077
Investment securities purchases not yet settled	(1,604)	(1,295)

(1) Net earnings and proceeds from the exercise of stock options for the period ended September 30, 2016 have been recast to reflect the early adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and subsidiaries have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent annual report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements, have been reflected herein. The results of the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the year ending December 31, 2017 or for any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Investments

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$4,997	$17	$-	$5,014
U. S. federal agency obligations	20,354	29	(40)	20,343
Municipal obligations, tax exempt	179,116	2,236	(781)	180,571
Municipal obligations, taxable	59,610	636	(92)	60,154
Agency mortgage-backed securities	114,412	197	(850)	113,759
Certificates of deposit	9,224	-	-	9,224
Common stocks	162	161	-	323
Total	$387,875	$3,276	$(1,763)	$389,388

(Dollars in thousands)	As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$6,005	$10	$-	$6,015
U. S. federal agency obligations	27,140	48	(49)	27,139
Municipal obligations, tax exempt	163,632	696	(2,666)	161,662
Municipal obligations, taxable	71,371	463	(271)	71,563
Agency mortgage-backed securities	109,427	171	(1,222)	108,376
Certificates of deposit	9,700	-	-	9,700
Common stocks	458	650	-	1,108
Total	$387,733	$2,038	$(4,208)	$385,563

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2017 and December 31, 2016. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of September 30, 2017
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	10	$13,812	$(35)	$995	$(5)	$14,807	$(40)
Municipal obligations, tax exempt	116	17,851	(141)	32,217	(640)	50,068	(781)
Municipal obligations, taxable	43	14,117	(70)	1,723	(22)	15,840	(92)
Agency mortgage-backed securities	60	78,000	(666)	7,640	(184)	85,640	(850)
Total	229	$123,780	$(912)	$42,575	$(851)	$166,355	$(1,763)

(Dollars in thousands)		As of December 31, 2016
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. federal agency obligations	9	15,056	(49)	-	-	15,056	(49)
Municipal obligations, tax exempt	275	97,842	(2,666)	-	-	97,842	(2,666)
Municipal obligations, taxable	66	26,184	(271)	-	-	26,184	(271)
Agency mortgage-backed securities	58	83,011	(1,222)	-	-	83,011	(1,222)
Total	408	$222,093	$(4,208)	$-	$-	$222,093	$(4,208)

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of September 30, 2017 and December 31, 2016.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of September 30, 2017, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2017 and December 31, 2016.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association (“GNMA”). The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of September 30, 2017 and December 31, 2016.

The table below sets forth amortized cost and fair value of investment securities at September 30, 2017. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. Securities with no maturity are listed separately.

	Amortized	Estimated
(Dollars in thousands)	cost	fair value
Due in less than one year	$28,765	$28,794
Due after one year but within five years	176,397	176,366
Due after five years but within ten years	97,814	98,668
Due after ten years	84,737	85,237
Common stocks	162	323
Total	$387,875	$389,388

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Sales proceeds	$54	$708	$13,513	$14,326

Realized gains	$39	$261	$387	$573
Realized losses	-	-	(24)	(15)
Net realized losses	$39	$261	$363	$558

Securities with carrying values of $222.9 million and $224.3 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at September 30, 2017 and December 31, 2016, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2017	2016

One-to-four family residential real estate	$136,829	$136,846
Construction and land	15,898	13,738
Commercial real estate	120,818	118,200
Commercial	50,944	54,506
Agriculture	84,101	78,324
Municipal	3,479	3,884
Consumer	21,985	20,271
Total gross loans	434,054	425,769
Net deferred loan costs and loans in process	(236)	36
Allowance for loan losses	(5,379)	(5,344)
Loans, net	$428,439	$420,461

Percent of total
One-to-four family residential real estate	31.5%	32.1%
Construction and land	3.7%	3.2%
Commercial real estate	27.8%	27.8%
Commercial loans	11.7%	12.8%
Agriculture loans	19.4%	18.4%
Municipal loans	0.8%	0.9%
Consumer loans	5.1%	4.8%
Total gross loans	100.0%	100.0%

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class:

(Dollars in thousands)	Three and nine months ended September 30, 2017
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at July 1, 2017	$499	$70	$1,709	$1,081	$1,772	$10	$185	$5,326
Charge-offs	-	-	-	-	-	-	(84)	(84)
Recoveries	1	-	-	10	-	14	12	37
Provision for loan losses	-	33	11	(82)	87	(15)	66	100
Balance at September 30, 2017	500	103	1,720	1,009	1,859	9	179	5,379

Balance at January 1, 2017	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344
Charge-offs	(19)	-	(61)	-	-	-	(249)	(329)
Recoveries	9	-	-	19	1	14	71	114
Provision for loan losses	6	50	4	(129)	174	(17)	162	250
Balance at September 30, 2017	500	103	1,720	1,009	1,859	9	179	5,379

(Dollars in thousands)	Three and nine months ended September 30, 2016
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at July 1, 2016	$584	$89	$1,776	$1,393	$1,600	$23	$187	$5,652
Charge-offs	(14)	-	-	-	(215)	-	(89)	(318)
Recoveries	3	-	-	9	-	-	11	23
Provision for loan losses	36	(7)	(40)	(28)	88	-	101	150
Balance at September 30, 2016	609	82	1,736	1,374	1,473	23	210	5,507

Balance at January 1, 2016	$925	$77	$1,740	$1,530	$1,428	$23	$199	$5,922
Charge-offs	(14)	-	-	(306)	(298)	-	(374)	(992)
Recoveries	8	-	-	29	-	6	34	77
Provision for loan losses	(310)	5	(4)	121	343	(6)	351	500
Balance at September 30, 2016	609	82	1,736	1,374	1,473	23	210	5,507

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)	As of September 30, 2017
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	15	36	53	35	111	-	-	250
Collectively evaluated for loss	485	67	1,667	974	1,748	9	179	5,129
Total	500	103	1,720	1,009	1,859	9	179	5,379

Loan balances:
Individually evaluated for loss	531	2,083	3,999	1,579	883	140	44	9,259
Collectively evaluated for loss	136,298	13,815	116,819	49,365	83,218	3,339	21,941	424,795
Total	$136,829	$15,898	$120,818	$50,944	$84,101	$3,479	$21,985	$434,054

(Dollars in thousands)	As of December 31, 2016
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	-	-	81	87	89	-	17	274
Collectively evaluated for loss	504	53	1,696	1,032	1,595	12	178	5,070
Total	504	53	1,777	1,119	1,684	12	195	5,344

Loan balances:
Individually evaluated for loss	780	1,937	2,445	355	881	258	72	6,728
Collectively evaluated for loss	136,066	11,801	115,755	54,151	77,443	3,626	20,199	419,041
Total	$136,846	$13,738	$118,200	$54,506	$78,324	$3,884	$20,271	$425,769

The Company’s impaired loans increased from $6.7 million at December 31, 2016 to $9.3 million at September 30, 2017. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2017 and December 31, 2016, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three and nine month periods ended September 30, 2017 and 2016.

The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2017
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$531	$531	$496	$35	$15	$552	$6
Construction and land	3,818	2,083	1,885	198	36	2,030	49
Commercial real estate	3,999	3,999	3,939	60	53	4,017	368
Commercial	1,579	1,579	1,372	207	35	1,660	-
Agriculture	1,098	883	486	397	111	992	7
Municipal	140	140	140	-	-	209	4
Consumer	44	44	44	-	-	47	-
Total impaired loans	$11,209	$9,259	$8,362	$897	$250	$9,507	$434

(Dollars in thousands)	As of December 31, 2016
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$780	$780	$780	$-	$-	$798	$7
Construction and land	3,672	1,937	1,937	-	-	2,068	72
Commercial real estate	2,445	2,445	2,145	300	81	2,587	505
Commercial	355	355	46	309	87	425	2
Agriculture	1,173	881	147	734	89	1,000	2
Municipal	258	258	258	-	-	418	-
Consumer	72	72	55	17	17	78	13
Total impaired loans	$8,755	$6,728	$5,368	$1,360	$274	$7,374	$601

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at September 30, 2017 and December 31, 2016.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of September 30, 2017
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$1,163	$253	$-	$1,416	$333	$1,749	$135,080
Construction and land	86	346	-	432	786	1,218	14,680
Commercial real estate	210	-	-	210	1,864	2,074	118,744
Commercial	50	-	-	50	1,579	1,629	49,315
Agriculture	588	90	-	678	883	1,561	82,540
Municipal	-	-	-	-	-	-	3,479
Consumer	122	5	-	127	44	171	21,814
Total	$2,219	$694	$-	$2,913	$5,489	$8,402	$425,652

Percent of gross loans	0.51%	0.16%	0.00%	0.67%	1.26%	1.94%	98.06%

(Dollars in thousands)	As of December 31, 2016
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$215	$388	$-	$603	$595	$1,198	$135,648
Construction and land	-	-	-	-	599	599	13,139
Commercial real estate	-	-	-	-	300	300	117,900
Commercial	13	5	-	18	342	360	54,146
Agriculture	55	-	-	55	838	893	77,431
Municipal	-	-	-	-	-	-	3,884
Consumer	79	3	-	82	72	154	20,117
Total	$362	$396	$-	$758	$2,746	$3,504	$422,265

Percent of gross loans	0.09%	0.09%	0.00%	0.18%	0.64%	0.82%	99.18%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2017 and 2016 would have increased interest income by $79,000 and $43,000, respectively. No interest income related to non-accrual loans was included in interest income for the nine months ended September 30, 2017 and 2016.

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

The following table provides information on the Company’s risk categories by loan class:

(Dollars in thousands)	As of September 30, 2017		As of December 31, 2016
	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$136,064	$765	$135,640	$1,206
Construction and land	15,112	786	13,138	600
Commercial real estate	115,000	5,818	111,641	6,559
Commercial	47,685	3,259	51,080	3,426
Agriculture	79,430	4,671	73,564	4,760
Municipal	3,479	-	3,884	-
Consumer	21,932	53	20,181	90
Total	$418,702	$15,352	$409,128	$16,641

At September 30, 2017, the Company had 12 loan relationships consisting of 20 outstanding loans that were classified as TDRs. During the third quarter of 2017, the Company classified one agriculture loan totaling $11,000 as a TDR after refinancing an existing loan to a loan relationship that was classified as a TDR in 2016. The Company also classified a one-to-four family residential real estate totaling $25,000 as a TDR after modifying the terms per a bankruptcy judgement. During the second quarter of 2017, the Company classified two agriculture loans totaling $87,000 as TDRs after renewing loans to an existing loan relationship that was classified as a TDR in 2016. During the first quarter of 2017, the Company classified an $11,000 commercial real estate loan as a TDR after extending the maturity of the loan and classified as a TDR a $15,000 agriculture loan extended to an existing loan relationship that was classified as a TDR in 2016. As of September 30, 2017, no impairments were recorded against the principal balances of loans classified as TDRs during 2017. Since the loans were adequately secured no charge-offs were recorded against the principal balances of loans classified as TDRs during 2017.

During the third quarter of 2016, the Company classified a $302,000 agriculture loan relationship consisting of three loans as a TDR after extending the maturities of the loans. The collateral securing the loans was deemed to be insufficient, resulting in a charge-off of $215,000. During the second quarter of 2016, the Company classified two loans as TDRs including an $8,000 commercial loan after modifying the payments to interest only and a $188,000 one-to-four family residential real estate loan after agreeing to a loan modification which adjusted the payment schedule. No loans were classified as TDR in the first quarter of 2016. As of September 30, 2016, an impairment of $2,000 was recorded against loans classified as TDRs. The Company recorded charge-offs of $215,000 against TDRs during the three and nine months ended September 30, 2016.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of September 30, 2017 and 2016. At September 30, 2017, there was a commitment of $32,000 to lend additional funds on one construction and land loan classified as a TDR. The Company did not record any charge-offs against loans classified as TDRs in the first nine months of 2017 or 2016. A credit provision for loan losses of $30,000 related to TDRs was recorded in the nine months ended September 30, 2017 compared to no provision in the same period of 2016. The Company allocated $50,000 and $80,000 of the allowance for loan losses against loans classified as TDRs at September 30, 2017 and December 31, 2016, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)	As of September 30, 2017			As of December 31, 2016
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$198	2	$-	$185
Construction and land	4	578	1,297	4	588	1,338
Commercial real estate	4	60	2,135	3	64	2,145
Commercial	-	-	-	2	-	13
Agriculture	8	361	-	4	268	44
Municipal	2	-	140	2	-	258
Total troubled debt restructurings	20	$999	$3,770	17	$920	$3,983

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2016 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first nine months of 2017 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of September 30, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,324)	$743
Lease intangible asset	350	(177)	173
Mortgage servicing rights	6,169	(3,343)	2,826
Total other intangible assets	$8,586	$(4,844)	$3,742

(Dollars in thousands)	As of December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,137)	$930
Lease intangible asset	350	(143)	207
Mortgage servicing rights	5,788	(2,939)	2,849
Total other intangible assets	$8,205	$(4,219)	$3,986

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2017 and in successive years ending December 31:

Amortization
(Dollars in thousands)	expense
Remainder of 2017	$68
2018	252
2019	214
2020	177
2021	121
Thereafter	84
Total	$916

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
FHLMC	$511,517	$483,356
FHLB	10,002	11,393
Total	$521,519	$494,749

Custodial escrow balances maintained in connection with serviced loans were $5.0 million and $4.1 million at September 30, 2017 and December 31, 2016, respectively. Gross service fee income related to such loans was $330,000 and $308,000 for the three months ended September 30, 2017 and 2016, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $969,000 and $908,000 for the nine months ended September 30, 2017 and 2016, respectively.

Activity for mortgage servicing rights and the related valuation allowance follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Mortgage servicing rights:
Balance at beginning of period	$2,813	$2,851	$2,849	$2,840
Additions	260	268	702	780
Amortization	(247)	(291)	(725)	(792)
Balance at end of period	$2,826	$2,828	$2,826	$2,828

The fair value of mortgage servicing rights was $5.4 million and $5.1 million at September 30, 2017 and December 31, 2016, respectively. Fair value at September 30, 2017 was determined using discount rates ranging from 9.50% to 9.51%; prepayment speeds averaged 9.59% with a range of 0% to 33.92%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.23%. Fair value at December 31, 2016 was determined using discount rates ranging from 9.50% to 9.51%; prepayment speeds averaged 8.91% with a range of 4.86% to 32.79%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 2.26%.

The Company had a mortgage repurchase reserve of $235,000 and $301,000 at September 30, 2017 and December 31, 2016 respectively, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged a $66,000 loss against the reserve during the first nine months of 2017. The Company did not have any recoveries against the mortgage repurchase reserve in the first nine months of 2017. The Company had no losses and recovered $10,000 of losses against the mortgage repurchase reserve during the nine months ended September 30, 2016. As of September 30, 2017, the Company did not have any outstanding mortgage repurchase requests.

5. Earnings (Loss) per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30		September 30
	2017	2016	2017	2016
Net (loss) earnings(1)	$(2,661)	$2,156	$1,927	$6,875

Weighted average common shares outstanding - basic (2)	3,872,829	3,827,899	3,871,075	3,785,784
Assumed exercise of stock options (1)(2)	-	72,623	74,134	70,486
Weighted average common shares outstanding - diluted (1)(2)	3,872,829	3,900,522	3,945,209	3,856,270
Net (loss) earnings per share (1)(2):
Basic	$(0.69)	$0.56	$0.50	$1.82
Diluted	$(0.69)	$0.55	$0.49	$1.78

(1) Net (loss) earnings, earnings per share, and assumed exercise of stock options for the periods ended September 30, 2016 have been recast to reflect the early adoption of ASU 2016-09.

(2) Share and per share values for the periods ended September 30, 2016 have been adjusted to give effect to the 5% stock dividend paid during December 2016.

The diluted earnings per share computations for the three and nine months ended September 30, 2017 excluded 180,014 and 21,152, respectively, unexercised stock options because their inclusion would have been anti-dilutive during such periods. The diluted earnings per share computations for the three and nine months ended September 30, 2016 include all unexercised stock options because no stock options were anti-dilutive during such periods.

6. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances of and collateral for the Company’s repurchase agreements:

	As of September 30, 2017
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,391	$-	$-	$-	$5,391
Agency mortgage-backed securities	6,096	-	-	-	6,096
Total	$11,487	$-	$-	$-	$11,487

	As of December 31, 2016
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,007	$-	$-	$-	$5,007
Agency mortgage-backed securities	7,476	-	-	-	7,476
Total	$12,483	$-	$-	$-	$12,483

Repurchase agreements are comprised of non-insured customer funds, totaling $11.5 million at September 30, 2017, and $12.5 million at December 31, 2016, which were secured by $18.2 million and $15.7 million of the Company’s investment portfolio at the same dates, respectively.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2017 and December 31, 2016, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of September 30, 2017
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$18,772	$18,772	$-	$-	$18,772
Investment securities available-for-sale	389,388	5,337	384,051	-	389,388
Bank stocks, at cost	5,384	n/a	n/a	n/a	n/a
Loans, net	428,439	-	-	426,935	426,935
Loans held for sale, net	8,583	-	8,583	-	8,583
Derivative financial instruments	583	-	583	-	583
Accrued interest receivable	4,406	16	2,034	2,356	4,406

Financial liabilities:
Non-maturity deposits	$(605,759)	$(605,759)	$-	$-	(605,759)
Time deposits	(127,251)	-	(125,676)	-	(125,676)
FHLB borrowings	(64,400)	-	(64,646)	-	(64,646)
Subordinated debentures	(21,434)	-	(19,156)	-	(19,156)
Other borrowings	(11,487)	-	(11,487)	-	(11,487)
Derivative financial instruments	(32)	-	(32)	-	(32)
Accrued interest payable	(270)	-	(270)	-	(270)

	As of December 31, 2016
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,996	$19,996	$-	$-	$19,996
Investment securities available-for-sale	385,563	7,123	378,440	-	385,563
Bank stocks, at cost	5,299	n/a	n/a	n/a	n/a
Loans, net	420,461	-	-	417,957	417,957
Loans held for sale	5,517	-	5,517	-	5,517
Derivative financial instruments	662	-	662	-	662
Accrued interest receivable	4,240	21	2,104	2,115	4,240

Financial liabilities:
Non-maturity deposits	$(601,683)	$(601,683)	$-	$-	$(601,683)
Time deposits	(139,838)	-	(138,623)	-	(138,623)
FHLB borrowings	(39,100)	-	(35,695)	-	(35,695)
Subordinated debentures	(21,284)	-	(18,608)	-	(18,608)
Other borrowings	(12,483)	-	(12,483)	-	(12,483)
Accrued interest payable	(268)	-	(268)	-	(268)

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

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2017 or during the year ended December 31, 2016.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2017
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$5,014	$5,014	$-	$-
U. S. federal agency obligations	20,343	-	20,343	-
Municipal obligations, tax exempt	180,571	-	180,571	-
Municipal obligations, taxable	60,154	-	60,154	-
Agency mortgage-backed securities	113,759	-	113,759	-
Certificates of deposit	9,224	-	9,224	-
Common stocks	323	323	-	-
Loans held for sale	8,583	-	8,583	-
Derivative financial instruments	583	-	583	-
Liabililty:
Derivative financial instruments	(32)	-	(32)	-

(Dollars in thousands)		As of December 31, 2016
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$6,015	$6,015	$-	$-
U. S. federal agency obligations	27,139	-	27,139	-
Municipal obligations, tax exempt	161,662	-	161,662	-
Municipal obligations, taxable	71,563	-	71,563	-
Agency mortgage-backed securities	108,376	-	108,376	-
Certificates of deposit	9,700	-	9,700	-
Common stocks	1,108	1,108	-	-
Loans held for sale	5,517	-	5,517	-
Derivative financial instruments	662	-	662	-

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

The aggregate fair value, contractual balance (including accrued interest), and gains on loans held for sale were as follows:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2017	2016
Aggregate fair value	$8,583	$5,517
Contractual balance	8,463	5,480
Gain	$120	$37

The total amount of gains from changes in fair value of loans held for sale included in earnings were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest income	$73	$87	$197	$297
Change in fair value	(86)	(126)	83	(110)
Total change in fair value	$(13)	$(39)	$280	$187

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $9.3 million and $6.7 million, with an allocated allowance of $250,000 and $274,000, at September 30, 2017 and December 31, 2016, respectively.

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2017			Total
		Fair value hierarchy			gains/
	Total	Level 1	Level 2	Level 3	(losses)
Assets:
Impaired loans:
One-to-four family residential real estate	$20	$-	$-	$20	$(15)
Construction and land	162	-	-	162	(36)
Commercial real estate	7	-	-	7	14
Commercial	172	-	-	172	52
Agriculture	286	-	-	286	(38)
Real estate owned:
Commercial real estate	149	-	-	149	(26)

		As of December 31, 2016			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
Commercial real estate	$219	$-	$-	$219	$(81)
Commercial	222	-	-	222	(87)
Agriculture	645	-	-	645	(89)
Real estate owned:
One-to-four family residential real estate	142	-	-	142	(34)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2017
Impaired loans:
One-to-four family residential real estate	$20	Sales comparison	Adjustment to appraised value	7%-40%
Construction and land	162	Sales comparison	Adjustment to appraised value	6%-35%
Commercial real estate	7	Sales comparison	Adjustment to appraised value	5%-40%
Commercial	172	Sales comparison	Adjustment to comparable sales	15%-20%
Agriculture	286	Sales comparison	Adjustment to appraised value	10%-25%
Real estate owned:
Commercial real estate	149	Sales comparison	Adjustment to comparable sales	10%

As of December 31, 2016
Impaired loans:
Commercial real estate	$219	Sales comparison	Adjustment to appraised value	2%-15%
Commercial	222	Sales comparison	Adjustment to comparable sales	7%-80%
Agriculture	645	Sales comparison	Adjustment to appraised value	8%-80%
Real estate owned:
One-to-four family residential real estate	142	Sales comparison	Adjustment to appraised value	10%

8.        Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2017, the Company and its subsidiary, Landmark National Bank (“the Bank”) meet all capital adequacy requirements to which they were subject at that time.

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

As of September 30, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2017 and December 31, 2016:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of September 30, 2017
Leverage	$87,030	9.71%	$35,851	4.0%
Common Equity Tier 1 Capital	66,634	12.62%	30,371	5.8%
Tier 1 Capital	87,030	16.48%	38,294	7.3%
Total Risk Based Capital	92,622	17.54%	48,858	9.3%

As of December 31, 2016
Leverage	$88,819	10.04%	$35,370	4.0%
Common Equity Tier 1 Capital	68,263	13.32%	26,265	5.1%
Tier 1 Capital	88,819	17.33%	33,952	6.6%
Total Risk Based Capital	94,596	18.46%	44,201	8.6%

(1) The required ratios for capital adequacy purposes include a capital conservation buffer of 1.25% for September 30, 2017 and 0.625% for December 31, 2016.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2017 and December 31, 2016:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of September 30, 2017
Leverage	$85,800	9.58%	$35,821	4.0%	$44,777	5.0%
Common Equity Tier 1 Capital	85,800	16.27%	30,326	5.8%	34,281	6.5%
Tier 1 Capital	85,800	16.27%	38,237	7.3%	42,192	8.0%
Total Risk Based Capital	91,319	17.31%	48,785	9.3%	52,740	10.0%

As of December 31, 2016
Leverage	$88,076	9.98%	$35,284	4.0%	$44,105	5.0%
Common Equity Tier 1 Capital	88,076	17.23%	26,194	5.1%	33,222	6.5%
Tier 1 Capital	88,076	17.23%	33,861	6.6%	40,888	8.0%
Total Risk Based Capital	93,560	18.31%	44,083	8.6%	51,110	10.0%

(1) The required ratios for capital adequacy purposes include a capital conservation buffer of 1.25% for September 30, 2017 and 0.625% for December 31, 2016.

9.        Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. The Company’s revenue is primarily comprised of net interest income on financial asset and liabilities, which are excluded from the scope of ASU 2014-09. Management has concluded that the adoption of ASU 2014-09 will not have a material impact on the Company’s financial position, results of operations or cash flows. The most significant impact of ASU 2014-09 will be additional disclosures required for non-interest income.

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

In March 2016, the FASB issued an update, ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance in this update affects any entity that issues share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was permitted. The Company elected to adopt ASU 2016-09 in 2016. As a result of this election, income tax expense decreased by $308,000 during 2016 as a result of recognized excess tax benefits from the exercise of stock options. The presentation of excess tax benefits from the exercise of stock options have been presented on a prospective basis and are included in changes in accrued interest and other assets in the operating activities section of the statement of cash flows. The Company’s excess tax benefits from the exercise of stock options totaled $24,000 in the first nine months of 2017 and $259,000 in the first nine months of 2016.

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

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The provisions of this update become effective for interim and annual periods beginning after December 15, 2018. Management has concluded that based on the Company’s current portfolio of investment securities that the adoption of these amendments will result in shorter amortization period for investment security premiums; however, the impact will not be material to interest income on investment securities.

10.        Deposit-Related Loss

On August 8, 2017, the Company was made aware that checks deposited by our customer from a third party were being returned by another financial institution due to uncollected funds related to the third party. This caused a $10.3 million overdraft balance. Since August 8, 2017, the Company’s collection efforts have provided $2.2 million in funds to cover a portion of the overdraft, resulting in an $8.1 million pre-tax loss which is included in other non-interest expense in the consolidated statement of earnings. An investigation of the situation and the potential recovery of losses are ongoing including whether or not existing insurance policies will cover any of the loss. The Company intends to protect all of its rights pursuant to this matter and seek all available legal and equitable remedies, however, future recoveries are uncertain. The recovery process is expected to require an extended period of time to resolve, and the Company likely incur further legal expenses in pursuing our recovery efforts.

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

The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of holding and acquiring quality assets while growing our commercial, commercial real estate and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a comprehensive range of banking services. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Although not our primary business function, we do invest in certain investment and mortgage-related securities using deposits and other borrowings as funding sources.

Landmark Risk Management, Inc. which was formed and began operations on May 31, 2017, is a Nevada-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Landmark Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Landmark Risk Management, Inc. is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

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

Currently, our business primarily consists of the operations of the Bank, with its main office in Manhattan, Kansas and twenty eight additional branch offices in central, eastern, southeast and southwest Kansas.

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

Deposit- Related Loss. On August 8, 2017, we were made aware that checks deposited by our customer from a third party were being returned by another financial institution due to uncollected funds related to the third party. This caused a $10.3 million overdraft balance. Since August 8, 2017, our collection efforts have provided $2.2 million in funds to cover a portion of the overdraft, resulting in an $8.1 million pre-tax loss as of the date of this filing. An investigation of the situation and the potential recovery of losses is ongoing. And accordingly, no conclusions have been reached concerning the ultimate recoverability of this loss, nor has there been a determination of whether or not existing insurance policies will cover any of the loss. We intend to protect all of its rights pursuant to this matter and to seek all available legal and equitable remedies. The recovery process is uncertain and is expected to require an extended period of time to resolve, and we will likely incur further legal expenses in pursuing our recovery efforts. In light of the uncertainty surrounding any additional recoveries, we recognized an after-tax loss of approximately $5.1 million during the third quarter of 2017.

Summary of Results. During the third quarter of 2017, we recorded a net loss of $2.7 million, which was a decrease of $4.8 million, from the $2.2 million of net earnings in the third quarter of 2016. During the first nine months of 2017, we recorded net earnings of $1.9 million, which was a decrease of $5.0 million, or 72.0%, from the $6.9 million of net earnings in the first nine months of 2016. The decline in our net earnings during the three months and nine months ended September 30, 2017 was primarily due to a loss of $8.1 million on a deposit account after checks deposited by our customer from a third party were returned by another financial institution due to uncollected funds related to the third party. This deposit related loss resulted in an after-tax expense of $5.1 million during the third quarter of 2017.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net earnings:
Net (loss) earnings (1)	$(2,661)	$2,156	$1,927	$6,875
Basic (loss) earnings per share (1) (2)	$(0.69)	$0.56	$0.50	$1.82
Diluted (loss) earnings per share (1) (2)	$(0.69)	$0.55	$0.49	$1.78
Earnings ratios:
Return on average assets (1) (2) (3)	-1.15%	0.96%	0.28%	1.03%
Return on average equity (1) (2) (3)	-11.77%	9.56%	2.93%	10.64%
Equity to total assets	9.35%	9.89%	9.35%	9.89%
Net interest margin (3) (4)	3.42%	3.45%	3.40%	3.46%
Dividend payout ratio (1)(5)	NM	24.55%	122.45%	32.02%

(1)	Net earnings, earnings per share, return on average assets, return on average equity and the dividend payout ratios for the periods ended September 30, 2016 have been recast to reflect the early adoption of ASU 2016-09.

(2)	Per share values for the periods ended September 30, 2016 have been adjusted to give effect to the 5% stock dividend paid during December 2016.

(3)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(4)	Net interest margin is presented on a fully tax equivalent basis, using a 34% federal tax rate.

(5)	The dividend payout ratio for the three months ended September 30, 2017 has been excluded because the calculation is not meaningful ("NM").

Interest Income. Interest income of $7.5 million for the quarter ended September 30, 2017 increased $171,000, or 2.3%, as compared to the same period of 2016. Interest income on loans totaled $5.4 million for the quarters ended September 30, 2017, and 2016. Interest income on loans was flat as a decrease in our average loan balances, which decreased from $437.1 million in the third quarter of 2016 to $432.7 million in the third quarter of 2017 was offset by higher yields on loans, which increased from 4.94% in the third quarter of 2016 to 4.96% in the third quarter of 2017. Interest income on investment securities increased $171,000, or 8.7%, to $2.1 million for the third quarter of 2017, as compared to $2.0 million in the same period of 2016. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $370.7 million during the third quarter of 2016 to $392.4 million during the third quarter of 2017. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield on investment securities, which increased from 2.56% in the third quarter of 2016 to 2.64% during the third quarter of 2017.

Interest income of $22.2 million for the nine months ended September 30, 2017 increased $269,000, or 1.2%, as compared to the same period of 2016. Interest income on loans decreased $213,000, or 1.3%, to $15.7 million for the nine months ended September 30, 2017, compared to the same period of 2016 due primarily to a decrease in our average loan balances, which decreased from $433.8 million during the first nine months of 2016 to $427.3 million during the first nine months of 2017. The yield on loans was 4.94% in both the first nine months of 2017 and 2016. Interest income on investment securities increased $482,000, or 8.1%, to $6.4 million for the first nine months of 2017, as compared to $6.0 million in the same period of 2016. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $368.6 million during the first nine months of 2016 to $394.7 million during the first nine months of 2017. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield on investment securities, which increased from 2.61% in the first nine months of 2016 to 2.66% during the same period of 2017.

Interest Expense. Interest expense during the quarter ended September 30, 2017 increased $121,000, or 15.2%, to $919,000 as compared to the same period of 2016. Interest expense on interest-bearing deposits increased $133,000, or 46.7%, to $418,000 for the quarter ended September 30, 2017 as compared to the same period of 2016. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $560.0 million in the third quarter of 2016 to $582.6 million in the third quarter of 2017. The average rate of interest-bearing deposits increased to 0.28% for the third quarter of 2017 as compared to 0.20% in the same period of 2016. For the third quarter of 2017, interest expense on borrowings decreased $12,000, or 2.3%, to $501,000 as compared to the same period of 2016, due primarily to a decrease in average rates on our borrowings which decreased to 2.64% for the third quarter of 2017 compared to 2.71% for the same period of 2016. Also contributing to the decrease in interest expense was a decrease in our average outstanding borrowings from $75.3 million in the third quarter of 2016 to $75.1 million in the third quarter of 2017.

Interest expense during the nine months ended September 30, 2017 increased $241,000, or 10.1%, to $2.6 million as compared to the same period of 2016. Interest expense on interest-bearing deposits increased $301,000, or 35.5%, to $1.2 million for the nine months ended September 30, 2017 as compared to the same period of 2016. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $561.3 million in the first nine months of 2016 to $586.7 million in the same period of 2017. The average rate of interest-bearing deposits increased to 0.26% for the first nine months of 2017 as compared to 0.20% in the same period of 2016. For the first nine months of 2017, interest expense on borrowings decreased $60,000, or 3.9%, to $1.5 million as compared to the same period of 2016, due to a decrease in our average outstanding borrowings, which decreased from $78.8 million in the first nine months of 2016 to $71.8 million in the first nine months of 2017. Partially offsetting the lower average outstanding borrowings were higher average rates on our borrowings which increased to 2.73% for the first nine months of 2017 compared to 2.59% for the same period of 2016.

Net Interest Income. Net interest income increased $50,000, or 0.8%, to $6.6 million for the third quarter of 2017 compared to the same period of 2016. The increase was a result of a 2.0% increase in average interest-earning assets, from $809.9 million in the third quarter of 2016 to $826.2 million for the same period of 2017. Our net interest margin, on a tax-equivalent basis, decreased from 3.45% during the third quarter of 2016 to 3.42% in the same period of 2017. Lower average balances of loans and higher rates on our interest-bearing deposits were the primary driver of the decrease in our net interest margin.

Net interest income increased $28,000, or 0.1%, to $19.5 million for the first nine months of 2017 compared to the same period of 2016. The increase was a result of a 2.6% increase in average interest-earning assets, from $805.7 million in the first nine months of 2016 to $826.8 million for the same period of 2017. Partially offsetting the higher average interest-earning assets was lower average balances of loans and higher rates on interest-bearing deposits and borrowings, which contributed to a decrease in our net interest margin, on a tax equivalent basis, from 3.46% in the first nine months of 2016 to 3.40% in the same period of 2017.

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

During the third quarter of 2017, we recorded a provision for loan losses of $100,000 compared to $150,000 in the third quarter of 2016. We recorded net loan charge-offs of $47,000 during the third quarter of 2017 compared to net loan charge-offs of $295,000 during the third quarter of 2016. The net loan charge-offs during the third quarter of 2016 were primarily related to the restructuring of a previously identified and impaired agriculture loan relationship.

During the first nine months of 2017, we recorded a provision for loan losses of $250,000 compared to $500,000 during the same period of 2016. We recorded net loan charge-offs of $215,000 during the nine months ended September 30, 2017 compared to $915,000 during the same period of 2016. The net loan charge-offs during the first nine months of 2016 were primarily related to the restructuring of an agriculture loan relationship and the liquidation of the assets securing a previously identified and impaired commercial loan.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.9 million in the third quarter of 2017, an increase of $194,000, or 5.2%, compared to the third quarter of 2016. This change was primarily the result of a $389,000 increase in bank owned life insurance income in the third quarter of 2017 as compared to the same period of 2016. Partially offsetting the increase in bank owned life insurance income was a decline in gains on sales of investment securities to $39,000 during the third quarter to 2017, compared to $261,000 in the same period of 2016.

Total non-interest income was $11.8 million in the first nine months of 2017, an increase of $181,000, or 1.6%, compared to the same period of 2016. This change was primarily the result of a $360,000 increase in bank owned life insurance income in the first nine months of 2017 as compared to the same period of 2016. Partially offsetting the increase in bank owned life insurance income was a decline in gains on sales of investment securities during the first nine months of 2017, which decreased to $363,000 as compared to $558,000 in the same period of 2016.

Non-interest Expense. Non-interest expense totaled $15.6 million for the third quarter of 2017, an increase of $8.2 million from $7.4 million for the third quarter of 2016. The increase was primarily due to a loss of $8.1 million on a deposit account after checks deposited by our customer from a third party were returned by another financial institution due to uncollected funds related to the third party. Also contributing to the increase in non-interest expense was an increase of $220,000 in professional fees, primarily related to the costs associated with an audit of internal control over financial reporting which will be required for 2017 as a result of exceeding a regulatory market capitalization threshold at June 30, 2017.

Non-interest expense totaled $30.2 million for the first nine months of 2017, an increase of $8.5 million from $21.8 million for the same period of 2016. The increase was primarily due to the $8.1 million deposit related loss. Also contributing to higher non-interest expense was an increase of $485,000 in professional fees related to costs associated with forming our captive insurance subsidiary and an audit of internal controls related to financial reporting in the first nine months of 2017 as compared to the same period of 2016.

Income Tax Expense. During the third quarter of 2017, we recorded an income tax benefit of $2.5 million, compared to an income tax expense of $594,000 during the same period of 2016. The income tax benefit recorded in the third quarter of 2017 was primarily the result of the $8.1 million deposit related loss compared to an effective tax rate of 21.6% in the third quarter of 2016. Income tax expense was recast for the third quarter of 2016 to reflect the early adoption of ASU 2016-09 which reduced income tax expense by $62,000 as a result of including the impact of excess tax benefits from the exercise of stock options.

We recorded an income tax benefit of $1.1 million the first nine months of 2017 compared to income tax expense of $2.0 million in the same period of 2016. The income tax benefit recorded in the first nine months of 2017 was primarily the result of the $8.1 million deposit related loss compared to an effective tax rate of 22.2% in the same period of 2016. Income tax expense was reduced by $24,000 in the first nine months of 2017 compared to $259,000 in the same period of 2016 as a result of the recognition of excess tax benefits from the exercise of stock options. Income tax expense was recast for the first nine months of 2016 to reflect the early adoption of ASU 2016-09.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $18.7 million to $930.1 million at September 30, 2017, compared to $911.4 million at December 31, 2016. The increase in assets was primarily the result of increases of $8.0 million in net loans, $5.2 million in bank owned life insurance and $3.9 million in investment securities.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At September 30, 2017 our allowance for loan losses totaled $5.4 million, or 1.24% of gross loans outstanding compared to $5.3 million, or 1.26% of gross loans outstanding at December 31, 2016.

As of September 30, 2017 and December 31, 2016, approximately $15.4 million and $16.6 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for loan losses was sufficient to cover the risks and probable incurred losses related to such loans at September 30, 2017 and December 31, 2016, respectively.

Loans past due 30-89 days and still accruing interest totaled $2.9 million, or 0.67% of gross loans, at September 30, 2017 compared to $758,000, or 0.18% of gross loans, at December 31, 2016. At September 30, 2017, $5.5 million in loans were on non-accrual status, or 1.26% of gross loans, compared to $2.7 million, or 0.64% of gross loans, at December 31, 2016. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at September 30, 2017 and December 31, 2016. Our impaired loans totaled $9.3 million at September 30, 2017 compared to $6.7 million at December 31, 2016. The increase in impaired loans was related to a loan relationship consisting of a $1.3 million commercial loan and a $1.8 million commercial real estate loan. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2017 was related to TDRs that were accruing interest but still classified as impaired.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At September 30, 2017, we had $677,000 of real estate owned compared to $1.3 million at December 31, 2016. As of September 30, 2017, real estate owned primarily consisted of residential real estate and commercial properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $8.5 million in total deposits during the nine months of 2017, to $733.0 million at September 30, 2017, from $741.5 million at December 31, 2016. The decrease in deposits was primarily due to decreased balances in money market and checking and time deposit accounts. This decrease was partially offset by higher balances in non-interest bearing and savings accounts.

Non-interest-bearing deposits at September 30, 2017, were $165.4 million, or 22.5% of deposits, compared to $152.0 million, or 20.5% of deposits, at December 31, 2016. Money market and checking deposit accounts were 47.2% of our deposit portfolio and totaled $345.8 million at September 30, 2017, compared to $361.4 million, or 48.7% of deposits, at December 31, 2016. Savings accounts increased to $94.6 million, or 12.9% of deposits, at September 30, 2017, from $88.3 million, or 11.9% of deposits, at December 31, 2016. Certificates of deposit totaled $127.3 million, or 17.4% of deposits, at September 30, 2017, compared to $139.8 million, or 18.9% of deposits, at December 31, 2016.

Certificates of deposit at September 30, 2017, scheduled to mature in one year or less, totaled $86.5 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $24.4 million to $97.3 million at September 30, 2017, from $72.9 million at December 31, 2016. The increase in total borrowings was primarily due to an increase in our FHLB borrowings from $39.1 million at December 31, 2016 to $64.4 million at September 30, 2017, as a result of increased borrowings on our line of credit which increased from $4.1 million at December 31, 2016 to $39.4 million at September 30, 2017. The increase in borrowings on our FHLB line of credit was primarily the result of two $5.0 FHLB advance maturing in the nine months ended September 30, 2017 and lower deposit balances, as well as higher balances of net loans, bank owned life insurance and investment securities.

Cash Flows. During the nine months ended September 30, 2017, our cash and cash equivalents decreased by $1.2 million. Our operating activities used cash of $1.6 million during the first nine months of 2017. Our investing activities used net cash of $13.1 million during the first nine months of 2017, primarily as a result of an increase in our loan balances and purchase of bank owned life insurance. Financing activities provided net cash of $13.5 million during the first nine months of 2017, primarily as a result of increased borrowings on our FHLB line of credit.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $408.2 million at September 30, 2017 and $405.6 million at December 31, 2016. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At September 30, 2017, we had outstanding FHLB advances of $25.0 million and $39.4 million of borrowings against our line of credit with the FHLB. At September 30, 2017, we had collateral pledged to the FHLB that would allow us to borrow an additional $36.7 million, subject to FHLB credit requirements and policies. At September 30, 2017, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $14.6 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at September 30, 2017. At September 30, 2017, we had subordinated debentures totaling $21.4 million and other borrowings of $11.5 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2018, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2017.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $806,000 at September 30, 2017.

At September 30, 2017, we had outstanding loan commitments, excluding standby letters of credit, of $84.6 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% effective on January 1, 2017, and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. As of September 30, 2017 and December 31, 2016, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believes that as of September 30, 2017, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended September 30, 2017, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions will have to maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer in order to pay dividends and do other capital distributions. This buffer is being phased in over three years beginning in 2016. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2017. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of September 30, 2017, approximately $14.9 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
(Dollars in thousands)	September 30, 2017			September 30, 2016
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$1,111	$9	3.21%	$2,064	$5	0.96%
Investment securities (1)	392,367	2,615	2.64%	370,745	2,386	2.56%
Loans receivable, net (2)	432,691	5,409	4.96%	437,052	5,423	4.94%
Total interest-earning assets	826,169	8,033	3.86%	809,861	7,814	3.84%
Non-interest-earning assets	92,890			85,411
Total	$919,059			$895,272

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$358,878	$263	0.29%	$324,320	$115	0.14%
Savings accounts	94,012	7	0.03%	87,601	6	0.03%
Time deposit	129,698	148	0.45%	148,038	164	0.44%
Total deposits	582,588	418	0.28%	559,959	285	0.20%
FHLB advances and other borrowings	75,148	501	2.64%	75,293	513	2.71%
Total interest-bearing liabilities	657,736	919	0.55%	635,252	798	0.50%
Non-interest-bearing liabilities	171,635			170,325
Stockholders' equity	89,688			89,695
Total	$919,059			$895,272

Interest rate spread (3)			3.31%			3.34%
Net interest margin (4)		$7,114	3.42%		$7,016	3.45%
Tax-equivalent interest - imputed		512			464
Net interest income		$6,602			$6,552

Ratio of average interest-earning assets to average interest-bearing liabilities			125.6%			127.5%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
(Dollars in thousands)	September 30, 2017			September 30, 2016
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$4,800	$36	1.00%	$3,267	$15	0.61%
Investment securities (1)	394,741	7,851	2.66%	368,613	7,205	2.61%
Loans receivable, net (2)	427,257	15,778	4.94%	433,788	16,034	4.94%
Total interest-earning assets	826,798	23,665	3.83%	805,668	23,254	3.86%
Non-interest-earning assets	91,934			85,249
Total	$918,732			$890,917

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$358,262	$680	0.25%	$330,400	$336	0.14%
Savings accounts	93,122	21	0.03%	85,968	19	0.03%
Time deposit	135,354	449	0.44%	144,893	494	0.46%
Total deposits	586,738	1,150	0.26%	561,261	849	0.20%
FHLB advances and other borrowings	71,824	1,469	2.73%	78,751	1,529	2.59%
Total interest-bearing liabilities	658,562	2,619	0.53%	640,012	2,378	0.50%
Non-interest-bearing liabilities	172,200			164,623
Stockholders' equity	87,970			86,282
Total	$918,732			$890,917

Interest rate spread (3)			3.30%			3.36%
Net interest margin (4)		$21,046	3.40%		$20,876	3.46%
Tax-equivalent interest - imputed		1,500			1,358
Net interest income		$19,546			$19,518

Ratio of average interest-earning assets to average interest-bearing liabilities			125.5%			125.9%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 34% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

(Dollars in thousands)	Three months ended September 30,			Nine months ended September 30,
	2017 vs 2016			2017 vs 2016
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at banks	$(1)	$5	$4	$9	$12	$21
Investment securities	149	80	229	508	138	646
Loans	(24)	10	(14)	(256)	-	(256)
Total	124	95	219	261	150	411
Interest expense:
Deposits	12	121	133	40	261	301
Borrowings	(1)	(11)	(12)	(156)	96	(60)
Total	11	110	121	(116)	357	241
Net interest income	$113	$(15)	$98	$377	$(207)	$170

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2017, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(1,473)	(5.3)%
100 basis point rising	$(747)	(2.7)%
100 basis point falling	$141	0.5%
200 basis point falling	NM	NM

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended September 30, 2017. As a result of the deposit related loss that was discovered during the quarter ended September 30, 2017, management has implemented additional controls and review procedures to enhance our detection of deposit accounts with uncollected funds. We believe these enhanced controls reduce the risk of future losses. These additional controls expanded our daily review of large dollar amounts and large deposit amounts and review of all deposit accounts with more than a minimal negative daily available balance. Negative collected balances over a certain threshold are now provided to senior management for approval.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1	Change in Terms Agreement dated November 1, 2017, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2017 and September 30, 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016; (v) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2017 and September 30, 2016; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 13, 2017	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: November 13, 2017	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

