Form 10-K
period 2017-12-31
LANDMARK BANCORP INC
filed 2018-03-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $81.2 million. On March 13, 2018, the total number of shares of common stock outstanding was 4,104,288.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2018, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2017 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a financial holding company which was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists of the ownership of Landmark National Bank (the “Bank”) and Landmark Risk Management, Inc., which are wholly-owned subsidiaries of the Company. As of December 31, 2017, the Company had $929.5 million in consolidated total assets.

The Company is headquartered in Manhattan, Kansas, and has expanded its geographic presence through past acquisitions. Effective November 1, 2013, the Company completed the acquisition of Citizens Bank, National Association (“Citizens Bank”). Effective April 1, 2012, the Company completed the acquisition of The Wellsville Bank. The Company completed several other mergers and acquisitions since 2002.

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

Landmark Risk Management, Inc., which was formed and began operations on May 31, 2017, is a Nevada-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Landmark Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

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

Employees

At December 31, 2017, the Bank had a total of 286 employees (273 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

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

Supervision and Regulation

General

FDIC-insured institutions, their holding companies and their affiliates, are extensively regulated under federal and state law. As a result, the Company’s growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the OCC, the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”), securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the Company’s operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of the Company’s business, the kinds and amounts of investments the Company and the Bank may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the Company’s ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and the Company’s payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we experience heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically significant financial service providers, their influence filtered down in varying degrees to community banks over time and caused the Company’s compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. Although these deregulatory trends continue to receive much discussion among the banking industry, lawmakers and bank regulatory agencies, little substantive progress has yet been made. The true impact these proposed reforms remains difficult to predict with any certainty.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

The Basel International Capital Accords. The risk-based capital guidelines for U.S. banks since 1989 were based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accord recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Basel I had a very simple formula for assigning risk weights to bank assets from 0% to 100% based on four categories. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more) known as “advanced approaches” banks. The primary focus of Basel II was on the calculation of risk weights based on complex models developed by each advanced approaches bank. Because most banks were not subject to Basel II, the U.S. bank regulators worked to improve the risk sensitivity of Basel I standards without imposing the complexities of Basel II. This “standardized approach” increased the number of risk-weight categories and recognized risks well above the original 100% risk weighting. It is institutionalized by the Dodd-Frank Act for all banking organizations, even for the advanced approaches banks, as a floor.

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

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as simple Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

●	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

●	An increase in the minimum required amount of Tier 1 Capital from 4% to 6% of risk-weighted assets;

●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

●	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer being phased in over three years beginning in 2016 (as of January 1, 2018, it had phased in to 1.875%). The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

Banking organizations (except for large, internationally active banking organizations) became subject to the new rules on January 1, 2015. However, there are separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules discussed below. The phase-in periods commenced on January 1, 2016 and extend until January 1, 2019.

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

Under the capital regulations of the OCC, in order to be well capitalized, a banking organization must maintain:

●	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more (6% under Basel I);

●	A ratio of Total Capital to total risk-weighted assets of 10% or more (the same as Basel I); and

●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2017: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2017, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. In order to maintain status as a financial holding company, both the bank holding company and each of its subsidiary banks must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that either the holding company or any of its subsidiary banks are not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any additional limitations on the holding company that it deems appropriate. Furthermore, if non-compliance is based on the failure of a subsidiary bank to achieve a satisfactory CRA rating, the holding company would not be able to commence any new financial activities or acquire a company that engages in such activities. The Company has not elected to operate as a financial holding company.

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

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance addresses large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Smaller banking organizations like the Company that use incentive compensation arrangements are expected to be less extensive, formalized, and detailed than those of the larger banks.

Section 956 of the Dodd-Frank Act required the banking agencies, the National Credit Union Administration, the SEC and the Federal Housing Finance Agency to jointly prescribe regulations that prohibit types of incentive-based compensation that encourages inappropriate risk taking and to disclose certain information regarding such plans. On June 10, 2016, the agencies released an updated proposed rule for comment. Section 956 will only apply to banking organizations with assets of greater than $1 billion. Although we currently have consolidated assets of less than $1 billion, we are close to surpassing that threshold. Once we exceed consolidated assets of $1 billion, but less than $50 billion, we will be considered a Level 3 banking organization under the proposed rules. The proposed rules contain mostly general principles and reporting requirements for Level 3 institutions so there are no specific prescriptions or limits, deferral requirements or claw-back mandates. Risk management and controls are required, as is board or committee level approval and oversight. Management expects to review its incentive plans in light of the proposed rulemaking and guidance and implement policies and procedures that mitigate unreasonable risk. As of December 31, 2017, these rules remain in proposed form.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifts the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.28% on September 30, 2017. If the reserve ratio does not reach 1.35% by December 31, 2018 (provided it is at least 1.15%), the FDIC will impose a shortfall assessment on March 31, 2019 on insured depository institutions with total consolidated assets of $10 billion or more. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 54 cents per $100 dollars of assessable deposits.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that takes into account the bank’s size and its supervisory condition. During the year ended December 31, 2017, the Bank paid supervisory assessments to the OCC totaling $229,000.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2017. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer to be phased in over three years beginning in 2016. See “Regulatory Emphasis on Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions must address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2018: the first $16 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating more than $16 million to $122.3 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $122.3 million, the reserve requirement is 3% up to $122.3 million plus 10% of the aggregate amount of total transaction accounts in excess of $122.3 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

Based on the Bank’s loan portfolio as of December 31, 2017, it did not exceed the 300% guideline for commercial real estate loans.

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

Company Web site

The Company maintains a corporate Web site at www.landmarkbancorpinc.com. In addition, the Company has an investor relations link at the Bank’s corporate Web site at www.banklandmark.com. Many of the Company’s policies, including its code of business conduct and ethics, committee charters and other investor information, are available on its website. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of the Company’s filings with the SEC are also available from the SEC’s website (http://www.sec.gov) free of charge. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at Landmark Bancorp, Inc., 701 Poyntz Avenue, Manhattan, Kansas 66502.

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2017.

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

I. Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differential

The following table describes the extent to which changes in tax equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities affected the Company’s interest income and expense during the periods indicated. The table distinguishes between (i) changes attributable to rate (changes in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate), and (iii) net change (the sum of the previous columns). The net changes attributable to the combined effect of volume and rate which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Years ended December 31,
	2017 vs 2016			2016 vs 2015
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$5	$17	$22	$1	$9	$10
Investment securities
Taxable	-	112	112	(263)	221	(42)
Tax-exempt (1)	767	(18)	749	832	(302)	530
Loans (2)	(184)	(39)	(223)	264	(367)	(103)
Total	588	72	660	834	(439)	395
Interest expense:
Deposits	48	387	435	6	57	63
Borrowings	(117)	76	(41)	39	8	47
Total	(69)	463	394	45	65	110
Net interest income	$657	$(391)	$266	$789	$(504)	$285

(1)	The change in tax-exempt income on investment securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

(2)	The change in tax-exempt loan income is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2017, 2016 and 2015. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$3,834	$39	1.02%	$3,075	$17	0.55%	$2,817	$7	0.25%
Investment securities
Taxable	219,100	4,647	2.12%	219,091	4,535	2.07%	227,161	4,577	2.01%
Tax-exempt (1)	175,668	5,881	3.35%	152,737	5,132	3.36%	126,796	4,602	3.63%
Loans receivable, net (2)	429,540	21,154	4.92%	433,707	21,377	4.93%	428,780	21,480	5.01%
Total interest-earning assets	828,142	31,721	3.83%	808,610	31,061	3.84%	785,554	30,666	3.90%
Non-interest-earning assets	92,230			85,759			84,831
Total	$920,372			$894,369			$870,385

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$359,661	$948	0.26%	$330,252	$458	0.14%	$321,184	$311	0.10%
Savings accounts	93,443	28	0.03%	86,538	26	0.03%	78,791	24	0.03%
Time deposit	132,816	593	0.45%	144,678	650	0.45%	158,172	736	0.47%
Total deposits	585,920	1,569	0.27%	561,468	1,134	0.20%	558,147	1,071	0.19%
FHLB advances and other borrowings	75,347	2,016	2.68%	79,090	2,057	2.60%	77,683	2,010	2.59%
Total interest-bearing liabilities	661,267	3,585	0.54%	640,558	3,191	0.50%	635,830	3,081	0.48%
Non-interest-bearing liabilities	171,409			167,144			158,470
Stockholders' equity	87,696			86,667			76,085
Total	$920,372			$894,369			$870,385

Interest rate spread (3)			3.29%			3.34%			3.42%
Net interest margin (4)		$28,136	3.40%		$27,870	3.45%		$27,585	3.51%
Tax equivalent interest - imputed (1) (2)		2,021			1,831			1,669
Net interest income		$26,115			$26,039			$25,916

Ratio of average interest-earning assets to average interest-bearing liabilities		125.2%			126.2%			123.5%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 34% federal tax rate.

(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities issued by an individual issuer held as of December 31, 2017 were in excess of 10% of the Company’s stockholders’ equity, excluding U.S. federal agency obligations. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB. The Company’s agency mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association. The Company’s investments in certificates of deposits consist of FDIC-insured certificates of deposits with other financial institutions.

	As of December 31,
	2017	2016	2015
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$1,990	$6,015	$6,517
U.S. federal agency obligations	16,492	27,139	29,920
Municipal obligations, tax-exempt	184,738	161,662	137,941
Municipal obligations, taxable	57,976	71,563	81,890
Agency mortgage-backed securities	117,555	108,376	85,985
Certificates of deposits	9,224	9,700	9,699
Common stocks	8	1,108	1,486
Total investment securities available-for-sale, at fair value	$387,983	$385,563	$353,438

FHLB stock	3,404	3,276	2,483
Federal Reserve Bank stock	1,908	1,912	1,903
Correspondent bank common stock	111	111	111
Bank stocks, at cost	$5,423	$5,299	$4,497

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio, excluding common stocks, as of December 31, 2017. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 34% federal tax rate. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2017
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$-	0.00%	$1,990	2.01%	$-	0.00%	$-	0.00%	$1,990	2.01%
U.S. federal agency obligations	8,071	1.13%	8,019	1.50%	231	3.30%	171	3.77%	16,492	1.37%
Municipal obligations, tax-exempt	7,600	2.77%	35,706	2.71%	61,662	3.12%	79,770	4.03%	184,738	3.42%
Municipal obligations, taxable	8,617	1.74%	20,888	2.16%	20,559	2.92%	7,912	3.48%	57,976	2.55%
Agency mortgage-backed securities	325	2.97%	105,019	2.10%	12,211	2.58%	-	0.00%	117,555	2.15%
Certificates of deposits	2,407	1.25%	6,817	1.70%	-	0.00%	-	0.00%	9,224	1.58%
Total	$27,020	1.82%	$178,439	2.19%	$94,663	3.01%	$87,853	3.98%	$387,975	2.77%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2017	2016	2015	2014	2013
Balance	(Dollars in thousands)
One-to-four family residential real estate loans	$136,215	$136,846	$131,930	$127,555	$125,087
Construction and land loans	19,356	13,738	15,043	21,950	23,776
Commercial real estate loans	120,624	118,200	118,983	118,411	119,390
Commercial loans	54,591	54,506	61,300	59,971	61,383
Agriculture loans	83,008	78,324	71,030	64,316	62,287
Municipal loans	3,396	3,884	7,635	8,982	8,846
Consumer loans	22,046	20,271	19,895	20,044	18,600
Total gross loans	439,236	425,769	425,816	421,229	419,369
Net deferred loan costs and loans in process	(34)	36	29	281	187
Allowance for loan losses	(5,459)	(5,344)	(5,922)	(5,320)	(5,540)
Loans, net	$433,743	$420,461	$419,923	$416,190	$414,016

Percent of total
One-to-four family residential real estate loans	31.0%	32.1%	31.0%	30.3%	29.8%
Construction and land loans	4.4%	3.2%	3.5%	5.2%	5.7%
Commercial real estate loans	27.5%	27.8%	27.9%	28.1%	28.5%
Commercial loans	12.4%	12.8%	14.4%	14.2%	14.6%
Agriculture loans	18.9%	18.4%	16.7%	15.3%	14.9%
Municipal loans	0.8%	0.9%	1.8%	2.1%	2.1%
Consumer loans	5.0%	4.8%	4.7%	4.8%	4.4%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2017. The table does not include unscheduled prepayments.

	As of December 31, 2017
	1 year or less	1-5 years	After 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$18,405	$57,665	$60,145	$136,215
Construction and land loans	16,410	2,166	780	19,356
Commercial real estate loans	17,403	47,488	55,733	120,624
Commercial loans	38,611	11,760	4,220	54,591
Agriculture loans	42,511	19,098	21,399	83,008
Municipal loans	299	1,132	1,965	3,396
Consumer loans	3,437	5,723	12,886	22,046
Total gross loans	$137,076	$145,032	$157,128	$439,236

The following table sets forth the dollar amount of all loans that mature after one year and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2017
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$71,011	$46,799	$117,810
Construction and land loans	1,013	1,933	2,946
Commercial real estate loans	18,394	84,827	103,221
Commercial loans	8,942	7,038	15,980
Agriculture loans	18,887	21,610	40,497
Municipal loans	3,097	-	3,097
Consumer loans	2,463	16,146	18,609
Total gross loans	$123,807	$178,353	$302,160

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. Under the original terms of the Company’s non-accrual loans as of December 31, 2017, interest earned on such loans for the years ended December 31, 2017, 2016 and 2015 would have increased interest income by $185,000, $75,000 and $99,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2017, 2016 and 2015.

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Non-accrual loans	$6,041	$2,746	$2,168	$6,046	$9,836
Accruing loans over 90 days past due	-	-	-	-	-
Non-performing investments	-	-	-	-	-
Real estate owned, net	436	1,279	1,000	255	400
Non-performing assets	$6,477	$4,025	$3,168	$6,301	$10,236

Performing TDRs	$3,719	$3,983	$4,669	$4,657	$6,920

Non-performing loans to total gross loans	1.38%	0.64%	0.51%	1.44%	2.35%
Non-performing assets to total assets	0.70%	0.44%	0.36%	0.73%	1.24%
Allowance for loan losses to non-performing loans	90.37%	194.61%	273.15%	87.99%	56.32%

The increase in non-accrual loans as of December 31, 2017 compared to December 31, 2016 was primarily related to a $3.6 million loan relationship consisting of $1.8 million in commercial loans and a $1.8 million commercial real estate loan. The increase in non-accrual loans as of December 31, 2016 compared to December 31, 2015 was primarily driven by higher levels of non-performing agriculture loans. The decrease in non-accrual loans as of December 31, 2015 compared to December 31, 2014 was primarily the result of a $2.0 million commercial real estate loan that returned to accrual status, the payoff of a $1.6 million land loan relationship and transfers to real estate owned. The decrease in non-accrual loans as of December 31, 2014 compared to December 31, 2013 was principally associated with a $4.0 million commercial loan relationship which was placed on non-accrual status in 2013 as the performance of the business deteriorated and the borrower agreed to sell the business. The business was liquidated in 2014 and resulted in a charge-off of $755,000, and the Bank received $3.2 million as a payoff for the credit.

At December 31, 2017, the $436,000 of real estate owned primarily consisted of several residential real estate properties and one commercial real estate property. The decrease in real estate owned as of December 31, 2017 compared to December 31, 2016 was principally associated with the sale of residential real estate properties. The increase in real estate owned as of December 31, 2016 and 2015 compared to December 31, 2014 was principally associated with obtaining the collateral securing a non-performing loan relationship. The decline in real estate owned as of December 31, 2014 compared to December 31, 2013 was principally associated with the sale of residential real estate properties.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2017, the Company concluded its allowance for loan losses was adequate based on the evaluation of the loan portfolio’s probable incurred losses.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates and for the periods indicated:

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Balances at beginning of year	$5,344	$5,922	$5,320	$5,540	$4,581
Provision for loan losses	450	500	(700)	600	800
Charge-offs:
One-to-four family residential real estate loans	(37)	(14)	(57)	(29)	(93)
Construction and land loans	-	-	-	-	(53)
Commercial real estate loans	(71)	-	(13)	-	(11)
Commercial loans	-	(306)	(78)	(783)	(200)
Agriculture loans	(45)	(375)	-	-	-
Municipal loans	-	-	(88)	-	(65)
Consumer loans	(335)	(471)	(318)	(237)	(194)
Total charge-offs	(488)	(1,166)	(554)	(1,049)	(616)
Recoveries:
One-to-four family residential real estate loans	11	9	10	12	202
Construction and land loans	-	-	1,722	166	523
Commercial real estate loans	-	-	2	4	-
Commercial loans	20	34	15	2	20
Agriculture loans	1	-	73	-	-
Municipal loans	37	6	-	-	-
Consumer loans	84	39	34	45	30
Total recoveries	153	88	1,856	229	775
Net (charge-offs) recoveries	(335)	(1,078)	1,302	(820)	159
Balances at end of year	$5,459	$5,344	$5,922	$5,320	$5,540

Allowance for loan losses to total gross loans	1.24%	1.26%	1.39%	1.26%	1.32%
Net loans charged off (recovered) to average net loans	0.08%	0.25%	(0.31%)	0.20%	(0.05%)

The Company recorded net loan charge-offs of $335,000 during 2017 compared to $1.1 million during 2016. There were no significant loan charge-offs recorded during 2017. The Company recorded net loan charge-offs of $1.1 million during 2016, which were primarily related to an agriculture loan relationship which was subject to trouble debt restructuring (“TDR”) and the liquidation of the assets securing an impaired commercial loan relationship. We recorded net loan recoveries of $1.3 million during 2015, which were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of December 31, 2017, we have recovered approximately $2.4 million of the loan, and the Company continues to pursue collection of the remaining amount. During 2014, we had net loan charge-offs of $820,000. The charge-offs were primarily associated with a previously identified and impaired $4.0 million commercial loan relationship. During 2013, we had net loan recoveries of $159,000, which were primarily associated with the $4.3 million construction loan noted above and recoveries on the payoff of a one-to-four family residential real estate loan which had been partially charged-off as part of a TDR in 2010.

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

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate loans	$542	31.0%	$504	32.1%	$925	31.0%	$755	30.3%	$732	29.8%
Construction and land loans	181	4.4%	53	3.2%	77	3.5%	762	5.2%	1,343	5.7%
Commercial real estate loans	1,540	27.5%	1,777	27.8%	1,740	27.9%	1,832	28.1%	1,970	28.5%
Commercial loans	1,226	12.4%	1,119	12.8%	1,530	14.4%	836	14.2%	769	14.6%
Agriculture loans	1,812	18.9%	1,684	18.4%	1,428	16.7%	915	15.3%	545	14.9%
Municipal loans	8	0.8%	12	0.9%	23	1.8%	51	2.1%	47	2.1%
Consumer loans	150	5.0%	195	4.8%	199	4.7%	169	4.8%	134	4.4%
Total	$5,459	100.0%	$5,344	100.0%	$5,922	100.0%	$5,320	100.0%	$5,540	100.0%

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

The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2017 compared to December 31, 2016 was primarily related to the increase in specific allowances related to impaired loans. The decrease in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2016 compared to December 31,2015 was primarily related to continued improvements in the housing market which contributed to lower qualitative adjustments in our analysis. The increase in the allocation for loan losses on our one-to-four family residential real estate loans as of December 31, 2015 compared to December 31, 2014 was primarily related to an increase in outstanding loan balances while the increase as of December 31, 2014 compared to December 31, 2013 was primarily related to the increase in specific allowances related to impaired loans.

The allocation of the allowance for loan losses on construction and land increased as of December 31, 2017 compared to December 31, 2016 due to higher outstanding loan balances. The allocation of the allowance for loan losses on construction and land decreased as of December 31, 2016 and 2015 compared to previous year due to lower outstanding loan balances. The allocation of the allowance for loan losses on construction and land loans decreased as of December 31, 2014 compared to December 31, 2013 primarily due to a decrease in the specific allowance related to an impaired land loan and a decrease in outstanding loan balances.

The allocation of the allowance for loan losses on commercial real estate loans decreased as of December 31, 2017 compared to December 31, 2016 due to continued improvements in the commercial real estate market which contributed to lower qualitative adjustments in our analysis. The allocation of the allowance for loan losses on commercial real estate loans increased as of December 31, 2016 compared to December 31, 2015 primarily as a result of the increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial real estate loans decreased as of December 31, 2015 compared to December 31, 2014 and as of December 31, 2014 compared to December 31, 2013 primarily as a result of the decrease in specific allowances related to impaired loans.

The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2017 compared to December 31, 2016 was primarily related to the increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial loans decreased as of December 31, 2016 compared to December 31, 2015 primarily due to a decrease in outstanding loan balances. The increase in the allocation of the allowance for loan losses on commercial loans as of December 31, 2015 and 2014, compared to previous years was related primarily to increased historical charge-offs, specific allowances on impaired loans and management’s judgment to increase the risk factors.

The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2017, 2016, 2015 and 2014 compared to prior years was primarily due to higher loan balances and management’s judgment to increase the risk factors. The allowance for loan losses is discussed in more detail in the “Asset Quality and Distribution” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2017, we believed the Company’s allowance for loan losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s probable incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated:

(Dollars in thousands)	Years ended December 31,
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$162,485	-	$154,487	-	$145,715	-
Money market and checking	359,661	0.26%	330,252	0.14%	321,184	0.10%
Savings accounts	93,443	0.03%	86,538	0.03%	78,791	0.03%
Time	132,816	0.45%	144,678	0.45%	158,172	0.47%
Total	$748,405		$715,955		$703,862

The following table presents the maturities of jumbo time deposits (amounts of $100,000 or more).

(Dollars in thousands)	As of December 31,
	2017	2016
Three months or less	$15,068	$20,800
Over three months through six months	10,631	11,149
Over six months through 12 months	9,660	10,191
Over 12 months	11,433	9,672
Total	$46,792	$51,812

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2017	2016	2015
Return on average assets	0.47%	1.00%	1.21%
Return on average equity	4.98%	10.34%	13.81%
Equity to total assets	9.43%	9.32%	9.17%
Dividend payout ratio	71.89%	32.90%	24.87%

VII. Short-term Borrowings

Information on short-term borrowings is excluded as the average balances of each category of short-term borrowings was less than 30 percent of stockholders’ equity at December 31, 2017, 2016 and 2015.

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

We maintain our allowance for loan losses at a level considered appropriate by management to absorb probable incurred loan losses in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2017 and 2016 our allowance for loan losses as a percentage of total loans was 1.24% and 1.26%, respectively, and as a percentage of total non-performing loans was 90.37% and 194.61%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb probable incurred losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $136.2 million and $136.8 million, or 31.0% and 32.1%, of our loan portfolio at December 31, 2017 and 2016, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

A decline in residential real estate market prices or home sales has the potential to adversely affect our one-to-four family residential mortgage portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial real estate, construction and land and residential real estate) is a large portion of our loan portfolio. These categories were $276.2 million, or approximately 62.9% of our total loan portfolio, as of December 31, 2017, as compared to $268.8 million, or approximately 63.1% of our total loan portfolio, as of December 31, 2016. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

When the Bank sells mortgage loans, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our sales agreements require us to repurchase mortgage loans in the event of a breach of any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. We were not required to repurchase any loans in 2017. In 2016, we were obligated to repurchase two loans. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans comprised $54.6 million and $54.5 million, or 12.4% and 12.8%, of our loan portfolio at December 31, 2017 and 2016, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agriculture loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Agriculture operating loans comprised $46.3 million and $45.4 million, or 10.5% and 10.7%, of our loan portfolio at December 31, 2017 and 2016, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2017 and 2016, agricultural real estate loans totaled $36.7 million and $32.9 million, or 8.4% and 7.7% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

The implementation of these provisions, as well as any other aspects of current, proposed or future regulatory or legislative changes to laws applicable to the financial industry, may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will occur in the future, especially as lawmakers have advocated for significant reduction of financial services regulation, including amendments to the Dodd-Frank Act and structural changes to the CFPB. The current presidential administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

As part of our general strategy, we may acquire banks, branches and related businesses that we believe provide a strategic fit with our business. In the past, we have acquired a number of local banks and branches, and, to the extent that we grow through future acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

●	potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

●	exposure to potential asset quality issues of the acquired bank or related business;

●	difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;

●	potential disruption to our business;

●	potential diversion of our management’s time and attention; and

●	the possible loss of key employees and customers of the banks and businesses we acquire.

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

Rising interest rates will result in a decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income and reduce total stockholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

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

We invest in tax-exempt state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2017, we had $242.7 million of municipal securities, which represented 62.6% of our total securities portfolio. With the economic crisis that began to unfold in 2008, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2017, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $6.0 million, or 1.38% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $6.5 million, or 0.70% of total assets. In addition, we had $1.2 million in accruing loans that were 30-89 days delinquent as of December 31, 2017.

Our non-performing assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in non-performing loans and non-performing assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

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

We expect that other banking and financial service companies, many of which have significantly greater resources than us, will compete with us in acquiring other financial institutions if we pursue such acquisitions. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and stockholders’ equity per share of our common stock.

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

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks and malware or other cyber-attacks.

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain the confidence of our clients. Breaches of information security also may occur through intentional or unintentional acts by those having access to our systems or the confidential information of our clients, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions, as well as the technology used by our clients to access our systems. Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our clients, loss of business or clients, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We depend on information technology and telecommunications systems of third parties, and any systems failures, interruptions or data breaches involving these systems could adversely affect our operations and financial condition.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. We outsource to third parties many of our major systems, such as data processing and mobile and online banking. The failure of these systems, or the termination of a third party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of our ability to process loans or gather deposits and provide customer service, compromise our ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage our reputation, result in a loss of customer business or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above, and the cyber security measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud, losses related to our depositors and data processing system failures and errors.

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We are also subject to losses related to our depositors, whether due to simple errors or mistakes, circumvention of controls, or unauthorized override of controls by our employees, other financial institutions or other third parties.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and more drastic changes may occur in the future. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

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

Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect us both as an owner of branches and other properties used in our business and as a lender holding a security interest in property which is found to contain hazardous substances. In particular, our leased branch office located in Iola is located on property that has been designated as a “Superfund” site under CERCLA, and we may hold mortgages on properties located in Iola that are also designated as “Superfund” sites. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect our decision whether or not to foreclose on a property. Before foreclosing on commercial real estate, our general policy is to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause us to elect not to foreclose on the property, thereby reducing our flexibility in handling the loan.

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

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

There can be no assurances concerning continuing dividend payments.

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. Although we have historically paid quarterly dividends on our common stock and an annual 5% stock dividend, there can be no assurances that we will be able to continue to pay regular quarterly dividends or an annual stock dividend or that any dividends we do declare will be in any particular amount. The primary source of money to pay our cash dividends comes from dividends paid to the Company by the Bank. The Bank’s ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends.

Failure to pay interest on our debt may adversely impact our ability to pay dividends.

Our $21.5 million of subordinated debentures are held by three business trusts that we control. Interest payments on the debentures must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Deferral of interest payments could also cause a decline in the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has 29 offices in 23 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott (2), Garden City, Great Bend (2), Hoisington, Iola, Junction City, Kincaid, LaCrosse, Lawrence (2), Lenexa, Louisburg, Mound City, Osage City, Osawatomie, Overland Park, Paola, Pittsburg, Topeka (2), Wamego and Wellsville, Kansas. The Company owns its main office in Manhattan, Kansas and 26 branch offices and leases two branch offices. The Company leases a branch office in Topeka, and Wamego, Kansas. The Company also leases a parking lot for one of the Dodge City branch offices it owns.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At December 31, 2017 the Company had approximately 303 common shareholders of record. Set forth below are the reported high and low sale prices of our common stock and dividends paid during the past two years. Information presented below has been adjusted to give effect to the 5% stock dividends declared in December 2017 and 2016.

Year ended December 31, 2017	High	Low	Cash dividends paid
First Quarter	$30.86	$26.66	$0.1905
Second Quarter	30.45	28.48	$0.1905
Third Quarter	29.60	25.73	$0.1905
Fourth Quarter	29.33	27.10	$0.1905

Year ended December 31, 2016	High	Low	Cash dividends paid
First Quarter	$23.34	$21.59	$0.1814
Second Quarter	23.58	22.50	$0.1814
Third Quarter	24.09	22.72	$0.1814
Fourth Quarter	27.36	23.81	$0.1814

As of December 31, 2017, the Company has paid 65 consecutive quarterly cash dividends since its formation in October 2001. During December 2017, the Company also distributed a 5% stock dividend for the seventeenth consecutive year. Currently the Company does not intend to change its dividend payments from the historical distribution of quarterly cash dividends and annual stock dividends.

The Company’s ability to pay dividends is largely dependent upon the dividends it receives from the Bank. The Company and the Bank are subject to regulatory limitations on the amount of cash dividends they may pay. See “Item 1. Business – Supervision and Regulation – Regulation and Supervision of the Company – Dividend Payments” and “Item 1. Business - Supervision and Regulation – Regulation and Supervision the Bank – Dividend Payments” for a more detailed description of these limitations.

In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our then-outstanding common stock. In December 2017, our Board of Directors reaffirmed the stock repurchase program, permitting us to repurchase up to 108,006 shares of our common stock, which was the amount of shares remaining under the May 2008 stock repurchase program. Unless terminated earlier by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2017, there were 108,006 shares remaining to repurchase under the plan. The Company did not repurchase any shares during the year ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$929,454	$911,382	$878,376	$863,470	$828,755
Loans, net	433,743	420,461	419,923	416,190	414,016
Investment securities	393,406	390,862	357,935	352,938	305,517
Cash and cash equivalents	16,584	19,996	13,569	12,760	29,735
Deposits	765,558	741,521	714,727	704,555	687,486
Borrowings	66,593	72,867	70,658	76,547	68,744
Stockholders’ equity	87,622	84,951	80,570	71,645	62,692

Selected Operating Data:
Interest income	29,700	29,230	28,997	27,850	22,112
Interest expense	3,585	3,191	3,081	3,186	3,081
Net interest income	26,115	26,039	25,916	24,664	19,031
Provision for loan losses	450	500	(700)	600	800
Net interest income after provision for loan losses	25,665	25,539	26,616	24,064	18,231
Non-interest income	15,231	14,850	17,010	15,071	10,705
Non-interest expense	37,424	29,114	29,206	28,060	23,535
Earnings before income taxes	3,472	11,275	14,420	11,075	5,401
Income tax (benefit) expense	(897)	2,314	3,914	3,026	746
Net earnings	4,369	8,961	10,506	8,049	4,655
Earnings per share (1):
Basic	1.07	2.24	2.71	2.09	1.24
Diluted	1.06	2.20	2.64	2.06	1.23
Dividends per share (1)	0.76	0.73	0.66	0.63	0.60
Book value per common share outstanding (1)	21.47	20.91	20.70	18.57	16.42

Other Data:
Return on average assets	0.47%	1.00%	1.21%	0.96%	0.70%
Return on average equity	4.98%	10.34%	13.81%	11.89%	7.33%
Equity to total assets	9.43%	9.32%	9.17%	8.30%	7.56%
Net interest rate spread (2)	3.29%	3.34%	3.42%	0.38%	3.30%
Net interest margin (2)	3.40%	3.45%	3.51%	3.47%	3.40%
Non-performing assets to total assets	0.70%	0.44%	0.36%	0.73%	1.24%
Non-performing loans to total gross loans	1.38%	0.64%	0.51%	1.44%	2.35%
Allowance for loan losses to total gross loans	1.24%	1.26%	1.39%	1.26%	1.32%
Dividend payout ratio	71.89%	32.90%	24.87%	30.25%	48.32%
Number of full service banking offices	29	29	29	29	30

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2017, 2016, 2015, 2014 and 2013.

(2)	Presented on a taxable equivalent basis, using a 34% federal tax rate.

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

Landmark Risk Management, Inc., which was formed and began operations on May 31, 2017, is a Nevada-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Landmark Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty eight additional branch offices in central, eastern, southeast and southwest Kansas, and our ownership of Landmark Risk Management, Inc.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for goodwill and other intangible assets and the accounting for income taxes, all of which involve significant judgment by our management.

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

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods to determine the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value. The Company performed a step one impairment test as of December 31, 2017 by comparing the implied fair value of the Company’s single reporting unit to its carrying value. Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s step one impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

DEPOSIT-RELATED LOSS. On August 8, 2017, we were made aware that checks deposited by one of our customers from a third party were being returned by another financial institution due to uncollected funds related to the third party. This caused a $10.3 million overdraft balance. Since August 8, 2017, our collection efforts have provided $2.2 million in funds to cover a portion of the overdraft, resulting in an $8.1 million pre-tax loss in 2017. An investigation of the situation and the potential recovery of losses is ongoing. Accordingly, no conclusions have been reached concerning the ultimate recoverability of this loss, nor has there been a determination of whether or not existing insurance policies will cover any of the loss. We intend to protect all of our rights pursuant to this matter and to seek all available legal and equitable remedies. The recovery process is uncertain and is expected to require an extended period of time to resolve, and we will likely incur further legal expenses. In light of the uncertainty surrounding any additional recoveries, we recognized an after-tax loss of approximately $5.1 million during the third quarter of 2017.

SUMMARY OF PERFORMANCE. Net earnings for 2017 decreased $4.6 million, or 51.2%, to $4.4 million as compared to $9.0 million for 2016. Net earnings in 2017 were impacted by an after-tax loss of $5.1 million on a deposit account after checks deposited by a customer of the Bank were returned by another financial institution due to uncollected funds related to the third party.

Partially offsetting this effect was higher net interest income for 2017, which increased $76,000 to $26.1 million, or 0.3% higher than the $26.0 million recorded for 2016. Our net interest margin, on a tax equivalent basis, decreased from 3.45% during 2016 to 3.40% in 2017. The growth in net interest income was primarily the result of a 2.4% increase in average interest-earning assets, from $808.6 million in 2016 to $828.1 million in 2017. The current interest rate environment continues to restrain our ability to increase our net interest margin as higher short term interest rates may lead to increases in our costs of funds while competition for loans inhibits our ability to earn higher yields.

We distributed a 5% stock dividend for the 17th consecutive year in December 2017. All per share and average share data in this section reflect the 2017 and 2016 stock dividends.

Interest Income. Interest income for 2017 increased $470,000 to $29.7 million, an increase of 1.6% as compared to 2016. Interest income on loans decreased $168,000, or 0.8%, to $21.1 million for 2017 compared to 2016, due primarily to the decline in our average loan balances from $433.7 million during 2016 to $429.5 million during 2017. Also contributing to decreased interest income on loans were lower tax equivalent yields on loans, which decreased from 4.93% in 2016 to 4.92% in 2017. Interest income on investment securities increased $638,000, or 8.0%, to $8.6 million during 2017, as compared to $8.0 million in 2016. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $371.8 million during 2016 to $394.8 million during 2017. Also contributing to the higher interest income on investment securities was an increase in our tax equivalent yield, which increased from 2.60% in 2016 to 2.67% during 2017.

Interest Expense. Interest expense during 2017 increased $394,000, or 12.3%, to $3.6 million as compared to 2016. Interest expense on interest-bearing deposits increased $435,000, or 38.4%, to $1.6 million for 2017 as compared to 2016. Our total cost of interest-bearing deposits increased from 0.20% during 2016 to 0.27% during 2017 as a result of higher rates paid on money market and checking accounts with rates that reprice based on market indexes. Also contributing to higher interest expense was an increase in our average interest-bearing deposit balances from $561.5 million during 2016 to $585.9 million during 2017. Interest expense on borrowings decreased $41,000, or 2.0%, to $2.0 million during 2017 as compared 2016, due to a decrease in our average outstanding borrowings. Our average outstanding borrowings decreased from $79.1 million in 2016 to $75.3 million during 2017, while our average rate on our borrowings increased from 2.60% in 2016 to 2.68% in 2017.

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

During 2017, net interest income increased $76,000, or 0.3%, to $26.1 million compared to $26.0 million in 2016. Our net interest margin, on a tax-equivalent basis, decreased to 3.40% during 2017 from 3.45% during 2016. The increase in net interest income was primarily the result of a 2.4% increase in our average interest-earning assets from $808.6 million in 2016 to $828.1 million in 2017. We do not expect increases in our net interest margin in the near term, and it is possible that our net interest margin will decline in future periods, as we may be unable to increase the yield on our loans and investment securities to the extent necessary to offset higher cost of deposits and borrowings due to higher interest rates.

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

During 2017, we recorded a provision for loan losses of $450,000 compared to a provision for loan losses of $500,000 during 2016. We recorded net loan charge-offs of $335,000 during 2017 compared to net loan charge-offs of $1.1 million during 2016.

Non-interest Income. Total non-interest income was $15.2 million in 2017, an increase of $381,000, or 2.6%, compared to 2016. The increase in non-interest income was primarily the result of an increase of $404,000 in bank owned life insurance and $90,000 in fees and service charges. Bank owned life insurance increased as a result of a death benefit and a purchase in 2017. Partially offsetting those increases were the declines of $86,000 in gains on sales of loans and $60,000 in gains on sales of investment securities in 2017 as compared to 2016.

Non-interest Expense. Non-interest expense increased $8.3 million, or 28.5%, to $37.4 million in 2017 compared to $29.1 million in 2016. The increase was primarily due to the pre-tax, deposit-related loss of $8.1 million incurred in the third quarter of 2017. Also contributing to higher non-interest expense was an increase of $614,000 in professional fees related to the formation of our captive insurance subsidiary and an audit of internal controls related to financial reporting in 2017 as compared to 2016. Partially offsetting those increases were decreases of $172,000 in compensation and benefits and $139,000 in amortization of intangibles expenses.

INCOME TAXES. During 2017, we recorded an income tax benefit of $897,000, which constituted an effective tax rate of -25.8%, compared to an income tax expense of $2.3 million and an effective tax rate of 20.5% in 2016. The income tax benefit recorded in 2017 was primarily the result of the $8.1 million deposit-related loss, which decreased our taxable income. Also contributing to the income tax benefit recorded in 2017 was a $352,000 tax benefit recorded to reflect the reduction in income tax rates on the deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act. Income tax expense also benefited from the recognition of excess tax benefits from the exercise of stock options of $103,000 in 2017 compared to $308,000 in 2016.

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

Partially offsetting those effects was higher net interest income for 2016, which increased $123,000 to $26.0 million, or 0.5% higher than $25.9 million recorded for 2015. Our net interest margin, on a tax equivalent basis, decreased from 3.51% during 2015 to 3.45% in 2016. The growth in net interest income was primarily the result of a 2.9% increase in average interest-earning assets, from $785.6 million in 2015 to $808.6 million in 2016.

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

Provision for Loan Losses. During 2016, we recorded a provision for loan losses of $500,000 compared to a credit provision for loan losses of $700,000 during 2015. We recorded net loan recoveries of $1.3 million during 2015 compared to net loan charge-offs of $1.1 million during 2016. The net loan recoveries during 2015 were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of December 31, 2017, the Company recovered approximately $2.4 million of the loan and continues to pursue collection of the remaining amount. The net loan recoveries during 2015 were the primary reason for the credit provision for loan losses during the year. For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section.

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

Non-interest Expense. Non-interest expense decreased $92,000, or 0.3%, to $29.1 million in 2016 compared to $29.2 million in 2015. The decrease was primarily the result of a $444,000 decrease in other non-interest expense, due primarily to reduced mortgage banking activity in 2016 compared to 2015. Other non-interest expense in 2015 also included a $163,000 impairment of the residual real estate collateral associated with an affordable housing investment. Partially offsetting those decreases was an increase of $193,000 in foreclosure and real estate owned expense as a result of additional real estate owned assets in 2016 compared to 2015.

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

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$7,188	$7,456	$7,521	$7,535
Interest expense	820	880	919	966
Net interest income	6,368	6,576	6,602	6,569
Provision for loan losses	50	100	100	200
Net interest income after provision for loan losses	6,318	6,476	6,502	6,369
Non-interest income	3,641	4,188	3,936	3,466
Non-interest expense (1)	7,061	7,539	15,622	7,202
Earnings (losses) before income taxes	2,898	3,125	(5,184)	2,633
Income tax expense (benefit)	693	742	(2,523)	191
Net earnings	$2,205	$2,383	$(2,661)	$2,442
Earnings per share (2):
Basic	$0.54	$0.58	$(0.65)	$0.60
Diluted	$0.53	$0.58	$(0.64)	$0.59

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$7,174	$7,372	$7,350	$7,334
Interest expense	770	810	798	813
Net interest income	6,404	6,562	6,552	6,521
Provision for loan losses	50	300	150	-
Net interest income after provision for loan losses	6,354	6,262	6,402	6,521
Non-interest income	3,894	3,948	3,742	3,266
Non-interest expense	7,162	7,211	7,394	7,347
Earnings before income taxes	3,086	2,999	2,750	2,440
Income tax expense (3)	693	673	594	354
Net earnings (3)	$2,393	$2,326	$2,156	$2,086
Earnings per share (2)(3):
Basic	$0.61	$0.58	$0.53	$0.51
Diluted	$0.60	$0.57	$0.52	$0.50

(1) Non-interest expense during the third quarter of 2017 includes a deposit-related loss of $8.1 million.

(2) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2017 and 2016.

(3) Income tax expense, net earnings and earnings per share for 2016 have been recast to reflect the early adoption of ASU 2016-09 in the fourth quarter of 2016.

FINANCIAL CONDITION. Despite measured improvement in certain metrics, general uncertainty with respect to economic conditions in the United States continues to affect our asset quality and performance. The geographic markets in which the Company operates have also been impacted by an economic downturn in the agriculture sector. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Outside of a few problem loans that management is working to resolve, our asset quality has generally remained stable over the past few years. Outside of identified problem assets, management believes that the Company continues to have a high quality asset base and solid core earnings, and anticipates that its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $929.5 million at December 31, 2017, compared to $911.4 million at December 31, 2016. The increase in our total assets was primarily the result of an increase in net loans, excluding loans held for sale, which increased to $433.7 million at December 31, 2017 from $420.5 million at December 31, 2016. Investment securities available for sale increased from $385.6 million at December 31, 2016 to $388.0 million at December 31, 2017.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At December 31, 2017, our allowance for loan losses totaled $5.5 million, or 1.24% of gross loans outstanding, as compared to $5.3 million, or 1.26% of gross loans outstanding, at December 31, 2016.

As of December 31, 2017 and 2016, approximately $16.3 million and $16.6 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though these borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at December 31, 2017 and 2016, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.4 million, or 0.31% of gross loans, at December 31, 2017, compared to $758,000, or 0.18% of gross loans, at December 31, 2016. At December 31, 2017, $6.0 million of loans were on non-accrual status, or 1.38% of gross loans, compared to $2.7 million, or 0.64% of gross loans, at December 31, 2016. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at December 31, 2017 and 2016. Our impaired loans totaled $9.8 million at December 31, 2017 compared to $6.7 million at December 31, 2016. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2017 and December 31, 2016 was related to TDRs that were accruing interest but still classified as impaired.

At December 31, 2017, the Company had twelve loan relationships consisting of twenty outstanding loans that were classified as TDRs compared to eleven relationships consisting of seventeen outstanding loans classified as TDRs at December 31, 2016.

During 2017, the Company classified four agriculture loans totaling $98,000 as TDRs after refinancing existing loans to two agriculture loan relationships that were classified as TDRs in 2016 and 2015. The Company also classified a $104,000 agriculture loan as a TDR in 2017 after extending the maturity of the loan. The Company also classified a one-to-four family residential real estate loan totaling $25,000 as a TDR during 2017 after modifying the terms per a bankruptcy judgment. Also during 2017, the Company classified an $11,000 commercial real estate loan as a TDR after extending the maturity of the loan. The $11,000 commercial real estate loan was charged-off during 2017 as a result of the borrower failing to comply with the terms of the restructuring.

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

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2017, we had $436,000 of real estate owned compared to $1.3 million at December 31, 2016. As of December 31, 2017, real estate owned primarily consisted of several residential real estate properties and one commercial property. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $24.0 million in total deposits during 2017, to $765.6 million at December 31, 2017, from $741.5 million at December 31, 2016. The increase in deposits was primarily due to higher non-interest bearing deposits, money market and checking accounts and savings accounts. The increases were partially offset by lower balances in certificates of deposit balances. Total borrowings decreased $6.3 million to $66.6 million at December 31, 2017, from $72.9 million at December 31, 2016.

Non-interest-bearing deposits at December 31, 2017, were $160.5 million, or 21.0% of deposits, compared to $152.0 million, or 20.5% of deposits, at December 31, 2016. Money market and checking accounts were 50.7% of our deposit portfolio and totaled $388.3 million at December 31, 2017, compared to $361.4 million, or 48.7% of deposits, at December 31, 2016. Savings accounts increased to $93.5 million, or 12.2% of deposits, at December 31, 2017, from $88.3 million, or 11.9% of deposits, at December 31, 2016. Certificates of deposit totaled $123.3 million, or 16.1% of deposits, at December 31, 2017, compared to $139.8 million, or 18.9% of deposits, at December 31, 2016. Increasing short-term interest rates and competition for deposits may affect our ability to continue to increase deposit balances and could result in a decrease in our deposit balances.

Certificates of deposit at December 31, 2017, scheduled to mature in one year or less totaled $84.9 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2017, our cash and cash equivalents decreased by $3.4 million. Our operating activities provided net cash of $3.1 million in 2017, which is less than the net cash provided by operating activities in 2016 primarily due to lower levels of originations and sales of one-to-four family residential mortgage loans. Our investing activities used net cash of $21.2 million during 2017, primarily as a result of a purchase of a bank owned life insurance and increases in loans. Our financing activities provided net cash of $14.7 million during 2017, primarily as a result of an increase in deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $404.6 million at December 31, 2017 and $405.6 million at December 31, 2016. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2017, we had outstanding FHLB advances of $25.0 million and $6.6 million of borrowings against our line of credit with the FHLB. At December 31, 2017, we had collateral pledged to the FHLB that would allow us to borrow an additional $55.6 million, subject to FHLB credit requirements and policies. At December 31, 2017, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $14.5 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at December 31, 2017. At December 31, 2017, we had subordinated debentures totaling $21.5 million and other borrowings of $13.5 million, which consisted of repurchase agreements. At December 31, 2017, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution that matures on November 1, 2018, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $806,000 at December 31, 2017.

At December 31, 2017, we had outstanding loan commitments, excluding standby letters of credit, of $87.6 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2017, we maintained a leverage capital ratio of 9.80% and a total risk-based capital ratio of 17.71%. As shown by the following table, our capital exceeded the minimum capital requirements in effect at December 31, 2017 (dollars in thousands):

	Actual	Actual	Minimum	Minimum
	amount	percent	amount	percent(1)
Leverage	$88,605	9.80%	$36,180	4.0%
Common Equity Tier 1 capital	68,269	12.83%	30,590	5.8%
Tier 1 capital	88,605	16.65%	38,571	7.3%
Total risk-based capital	94,208	17.71%	49,211	9.3%

(1) The minimum required percent includes a capital conservation buffer of 1.25%.

At December 31, 2017, the Bank maintained a leverage ratio of 9.62% and a total risk-based capital ratio of 17.40%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2017 (dollars in thousands):

	Actual	Actual	Minimum	Minimum
	amount	percent	amount	percent(1)
Leverage	$86,808	9.62%	$36,097	4.0%
Common Equity Tier 1 capital	86,808	16.35%	30,529	5.8%
Tier 1 capital	86,808	16.35%	38,493	7.3%
Total risk-based capital	92,407	17.40%	49,112	9.3%

(1) The minimum required percent includes a capital conservation buffer of 1.25%.

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums, and we expect that they will allow us to operate without capital adequacy concerns. As of December 31, 2017 and 2016, the Bank also exceeded the “well capitalized” thresholds, which is the highest rating available. There are no conditions or events that management believes have changed the Bank’s category. We have $21.5 million in trust preferred securities which, in accordance with current capital guidelines, have been included in capital as of December 31, 2017. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2017, we paid a quarterly cash dividend of $0.19 per share to our stockholders, as adjusted to give effect to a 5% stock dividend, which we distributed for the 17th consecutive year in December 2017. The 2016 quarterly cash dividends were $0.18 per share as adjusted to give effect to a 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2017. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2017, approximately $16.2 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2017 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$000’s change in net interest income	% change in net interest income
200 basis point rising	$(1,760)	-6.4%
100 basis point rising	(875)	-3.2%
100 basis point falling	(379)	-1.4%

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

The following is our “static gap” schedule. One-to-four family residential real estate and consumer loans include prepayment assumptions, while all other loans assume no prepayments. Mortgage-backed securities include published prepayment assumptions, while all other investments assume no prepayments.

Certificates of deposit reflect contractual maturities only. Money market accounts are rate sensitive, and accordingly, a higher percentage of the accounts have been included as repricing immediately in the first period. Savings and NOW accounts are not as rate sensitive as money market accounts and for that reason a significant percentage of the accounts are reflected in the 1-to-5 year category.

Given the historically low interest rates that have persisted for the last several years, we believe it is unlikely that interest rates will move much lower than experienced in 2017. We have been successful in meeting the interest sensitivity objectives set forth in our policy. This has been accomplished primarily by managing the assets and liabilities while maintaining our traditional high credit standards.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

(“GAP” TABLE)

As of December 31, 2017
	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$23,655	$38,063	$186,512	$145,176	$393,406
Loans	96,023	128,333	191,045	24,877	440,278
Total interest-earning assets	$119,678	$166,396	$377,557	$170,053	$833,684

Interest-bearing liabilities:
Certificates of deposit	$30,431	$54,500	$38,343	$3	$123,277
Money market and checking accounts	3,959	11,876	303,122	69,354	388,311
Savings accounts	-	-	74,779	18,695	93,474
Borrowed money	56,593	10,000	-	-	66,593
Total interest-bearing liabilities	$90,983	$76,376	$416,244	$88,052	$671,655

Interest sensitivity gap per period	$28,695	$90,020	$(38,687)	$82,001	$162,029
Cumulative interest sensitivity gap	28,695	118,715	80,028	162,029

Cumulative gap as a percent of total interest-earning assets	3.44%	14.24%	9.60%	19.44%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	131.54%	170.93%	113.71%	124.12%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.

●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve.

●	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.

●	Our inability to obtain new customers and to retain existing customers.

●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

●	Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.

●	Our ability to develop and maintain secure and reliable electronic systems.

●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.

●	Consumer spending and saving habits which may change in a manner that affects our business adversely.

●	Our ability to successfully integrate acquired businesses and future growth.

●	The costs, effects and outcomes of existing or future litigation.

●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.

●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

●	Our ability to effectively manage our credit risk.

●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.

●	The effects of declines in the value of our investment portfolio.

●	Our ability to raise additional capital if needed.

●	The effects of cyber-attacks.

●	The effects of declines in real estate markets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Landmark Bancorp, Inc. and Subsidiary

Manhattan, Kansas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe Chizek LLP

We have served as the Company’s auditor since 2014.

Oak Brook, Illinois

March 14, 2018

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2017	2016
Assets
Cash and cash equivalents	$16,584	$19,996
Investment securities available-for-sale, at fair value	387,983	385,563
Bank stocks, at cost	5,423	5,299
Loans, net of allowance for loans losses of $5,459 and $5,344	433,743	420,461
Loans held for sale, at fair value	6,535	5,517
Premises and equipment, net	20,824	20,407
Bank owned life insurance	23,698	18,314
Goodwill	17,532	17,532
Other intangible assets, net	3,659	3,986
Real estate owned, net	436	1,279
Accrued interest and other assets	13,037	13,028
Total assets	$929,454	$911,382

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$160,496	$152,012
Money market and checking	388,311	361,398
Savings	93,474	88,273
Time	123,277	139,838
Total deposits	765,558	741,521

Federal Home Loan Bank borrowings	31,600	39,100
Subordinated debentures	21,484	21,284
Other borrowings	13,509	12,483
Accrued interest and other liabilities	9,681	12,043
Total liabilities	841,832	826,431

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 4,081,659 and 4,061,481 shares issued and outstanding at December 31, 2017 and 2016 respectively	41	38
Additional paid-in capital	57,772	51,968
Retained earnings	30,214	34,293
Accumulated other comprehensive loss	(405)	(1,348)
Total stockholders’ equity	87,622	84,951

Total liabilities and stockholders’ equity	$929,454	$911,382

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2017	2016	2015
Interest income:
Loans:
Taxable	$20,952	$21,010	$21,077
Tax-exempt	134	244	268
Investment securities:
Taxable	4,686	4,551	4,584
Tax-exempt	3,928	3,425	3,068
Total interest income	29,700	29,230	28,997
Interest expense:
Deposits	1,569	1,134	1,071
Subordinated debentures	898	787	699
Borrowings	1,118	1,270	1,311
Total interest expense	3,585	3,191	3,081
Net interest income	26,115	26,039	25,916
Provision for loan losses	450	500	(700)
Net interest income after provision for loan losses	25,665	25,539	26,616
Non-interest income:
Fees and service charges	7,358	7,268	7,331
Gains on sales of loans, net	5,390	5,476	7,993
Increase in cash surrender value of bank owned life insurance	912	508	514
Gains (losses) on sales of investment securities, net	498	558	(119)
Other	1,073	1,040	1,291
Total non-interest income	15,231	14,850	17,010
Non-interest expense:
Compensation and benefits	15,141	15,313	15,230
Occupancy and equipment	4,283	4,334	4,252
Data processing	1,402	1,419	1,391
Amortization of intangibles	1,258	1,397	1,355
Professional fees	1,695	1,081	1,048
Advertising	589	573	618
Federal deposit insurance premiums	292	369	433
Foreclosure and real estate owned expense	238	258	65
Deposit-related loss	8,082	-	-
Other	4,444	4,370	4,814
Total non-interest expense	37,424	29,114	29,206
Earnings before income taxes	3,472	11,275	14,420
Income tax (benefit) expense	(897)	2,314	3,914
Net earnings	$4,369	$8,961	$10,506
Earnings per share:
Basic (1)	$1.07	$2.24	$2.71
Diluted (1)	$1.06	$2.20	$2.64

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2017, 2016 and 2015.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Net earnings	$4,369	$8,961	$10,506

Net unrealized holding gains (losses) on available-for-sale securities	2,131	(5,021)	437
Less reclassification adjustment on (gains) losses included in earnings	(498)	(558)	119
Net unrealized gains (losses)	1,633	(5,579)	556
Income tax effect on net gains (losses) included in earnings	184	206	(44)
Income tax effect on net unrealized holding gains (losses)	(807)	1,850	(155)
Other comprehensive income (loss)	1,010	(3,523)	357

Total comprehensive income	$5,379	$5,438	$10,863

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2015	$33	$40,473	$29,321	$1,818	$71,645
Net earnings	-	-	10,506	-	10,506
Other comprehensive income	-	-	-	357	357
Dividends paid ($0.66 per share) (1)	-	-	(2,547)	-	(2,547)
Stock-based compensation	-	16	-	-	16
Exercise of stock options, 30,543 shares, including excess tax benefit of $83	-	593	-	-	593
5% stock dividend, 167,250 shares	2	4,290	(4,292)	-	-
Balance at December 31, 2015	35	45,372	32,988	2,175	80,570
Net earnings	-	-	8,961	-	8,961
Other comprehensive loss	-	-	-	(3,523)	(3,523)
Dividends paid ($0.73 per share) (1)	-	-	(2,912)	-	(2,912)
Stock-based compensation	-	59	-	-	59
Exercise of stock options, 141,103 shares,	1	1,795	-	-	1,796
5% stock dividend, 183,538 shares	2	4,742	(4,744)	-	-
Balance at December 31, 2016	38	51,968	34,293	(1,348)	84,951
Net earnings	-	-	4,369	-	4,369
Other comprehensive income	-	-	-	1,010	1,010
Tax reclassification from early adoption of ASU 2018-02	-	-	67	(67)	-
Dividends paid ($0.76 per share) (1)	-	-	(3,108)	-	(3,108)
Stock-based compensation	-	172	-	-	172
Exercise of stock options, 17,540 shares	1	227	-	-	228
5% stock dividend, 193,306 shares	2	5,405	(5,407)	-	-
Balance at December 31, 2017	$41	$57,772	$30,214	$(405)	$87,622

(1) Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2017, 2016 and 2015.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$4,369	$8,961	$10,506
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	450	500	(700)
Valuation allowance on real estate owned	210	34	9
Amortization of investment security premiums, net	1,888	1,677	1,536
Amortization of purchase accounting adjustment on loans	(188)	(143)	(542)
Amortization of purchase accounting adjustment on subordinated debentures	200	200	200
Amortization of intangibles	1,258	1,397	1,355
Depreciation	1,030	1,144	1,162
Increase in cash surrender value of bank owned life insurance	(912)	(508)	(514)
Stock-based compensation	172	59	16
Deferred income taxes	487	919	625
Net (gain) loss on investment securities	(498)	(558)	119
Impairment of affordable housing investment	-	-	163
Net (gain) loss on sales of premises and equipment and foreclosed assets	(17)	89	(244)
Net gains on sales of loans	(5,390)	(5,476)	(7,993)
Proceeds from sale of loans	173,719	222,857	290,731
Origination of loans held for sale	(169,347)	(208,433)	(286,532)
Changes in assets and liabilities:
Accrued interest and other assets	(2,013)	(2,398)	(2,530)
Accrued interest, expenses and other liabilities	(2,362)	(1,304)	(329)
Net cash provided by operating activities	3,056	19,017	7,038
Cash flows from investing activities:
Net increase in loans	(13,785)	(2,159)	(3,636)
Maturities and prepayments of investment securities	59,198	41,837	55,426
Purchases of investment securities	(75,186)	(94,060)	(89,627)
Proceeds from sale of investment securities	13,810	14,326	30,610
Redemption of bank stocks	9,099	4,686	13,412
Purchase of bank stocks	(9,223)	(5,488)	(13,902)
Proceeds from sales of premises and equipment and foreclosed assets	856	813	570
Proceeds from bank owned life insurance	528	358	-
Purchase of bank owned life insurance	(5,000)	-	-
Purchases of premises and equipment, net	(1,449)	(596)	(1,223)
Net cash used in investing activities	(21,152)	(40,283)	(8,370)
Cash flows from financing activities:
Net increase in deposits	24,038	26,800	10,184
Federal Home Loan Bank advance borrowings	622,241	417,739	327,948
Federal Home Loan Bank advance repayments	(629,741)	(416,239)	(333,601)
Proceeds from other borrowings	1,126	509	3,309
Repayments on other borrowings	(100)	-	(3,745)
Proceeds from exercise of stock options	228	1,796	593
Payment of dividends	(3,108)	(2,912)	(2,547)
Net cash provided by financing activities	14,684	27,693	2,141
Net (decrease) increase in cash and cash equivalents	(3,412)	6,427	809
Cash and cash equivalents at beginning of year	19,996	13,569	12,760
Cash and cash equivalents at end of year	$16,584	$19,996	$13,569

(continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$850	$945	$3,390
Cash paid during the year for interest	3,380	3,016	3,092

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$206	$1,212	$1,024
Investment securities purchases not yet settled	-	926	2,015

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Landmark Bancorp, Inc. and its wholly owned subsidiaries, Landmark National Bank and Landmark Risk Management Inc. All intercompany balances and transactions have been eliminated in consolidation. The Bank, considered a single operating segment, is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Landmark Risk Management, Inc. provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Landmark Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.

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

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in the operation of banks. As of December 31, 2017 and 2016, the Bank did not have a minimum reserve requirement.

Cash Flows. Cash and cash equivalents include cash on hand and amounts due from banks with original maturities of fewer than 90 days, and are carried at cost. Net cash flows are reported for customer loan and deposit transactions.

Investment Securities. The Company has classified its investment securities portfolio as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Realized gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

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

In the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09 Compensation- Stock Compensation (Topic 718). As a result of this election, the Company recognized $116,000 and $308,000 of excess tax benefits from the exercise of stock options as a reduction in income tax expense during 2017 and 2016. Also upon early adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change in accounting for forfeitures did not impact the consolidated financial statements.

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computations for 2017, 2016 and 2015 include all unexercised stock options.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2017, 2016 and 2015, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2017	2016	2015
Net earnings available to common shareholders	$4,369	$8,961	$10,506

Weighted average common shares outstanding - basic	4,065,291	3,997,094	3,866,829
Assumed exercise of stock options	70,640	68,568	115,450
Weighted average common shares outstanding - diluted	4,135,931	4,065,662	3,982,279
Earnings per share:
Basic	$1.07	$2.24	$2.71
Diluted	$1.06	$2.20	$2.64

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

(2) Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: 1) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. The Company has adopted ASU 2014-09 effective January 1, 2018. The Company’s revenue is primarily comprised of net interest income on financial asset and liabilities, which are excluded from the scope of ASU 2014-09. Management has concluded that the adoption of ASU 2014-09 does not have a material impact on the Company’s financial position, results of operations or cash flows. The most significant impact of ASU 2014-09 is additional disclosures required for non-interest income.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU 2016-01 effective January 1, 2018. Effective January 1, 2018, changes in the value of the Company’s common stock investments are adjustments to the income statement. Additionally, the disclosure of fair value of the loan portfolio is presented using an exit price method instead of the current discounted cash flow. Management has concluded that the remaining requirements of this update do not have a material impact to the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued an update, ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance in this update affects any entity that issues share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was permitted. The Company elected to adopt ASU 2016-09 in 2016. As a result of this election, income tax expense decreased by $308,000 during 2016 as a result of recognized excess tax benefits from the exercise of stock options. The presentation of excess tax benefits from the exercise of stock options have been presented on a prospective basis and are included in changes in accrued interest and other assets in the operating activities section of the statement of cash flows. The Company’s excess tax benefits from the exercise of stock options totaled $103,000 in 2017 and $308,000 in 2016.

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

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The provisions of this update become effective for interim and annual periods beginning after December 15, 2018. Management has concluded that based on the Company’s current portfolio of investment securities that the adoption of these amendments will result in a shorter amortization period for investment security premiums; however, the impact will not be material to interest income on investment securities.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which among other things reduced the maximum federal corporate tax rate from 35% to 21%. This ASU addresses concerns about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in income from continuing operations). As a result of the adjustment of deferred taxes being required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this ASU) do not reflect the appropriate tax rate. This ASU allows for an election to reclass between retained earnings and AOCI the impact of the federal income tax rate change. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments of this ASU is permitted. ASU 2018-02 was early adopted and the December 31, 2017 financial statements reflect the reclassification out of accumulated other comprehensive income and into retained earnings for $67,000.

(3) Investment Securities

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(9)	$1,990
U. S. federal agency obligations	16,572	5	(85)	16,492
Municipal obligations, tax exempt	183,846	1,972	(1,080)	184,738
Municipal obligations, taxable	57,783	409	(216)	57,976
Agency mortgage-backed securities	119,096	92	(1,633)	117,555
Certificates of deposit	9,224	-	-	9,224
Common stocks	-	8	-	8
Total	$388,520	$2,486	$(3,023)	$387,983

	As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$6,005	$10	$-	$6,015
U. S. federal agency obligations	27,140	48	(49)	27,139
Municipal obligations, tax exempt	163,632	696	(2,666)	161,662
Municipal obligations, taxable	71,371	463	(271)	71,563
Agency mortgage-backed securities	109,427	171	(1,222)	108,376
Certificates of deposit	9,700	-	-	9,700
Common stocks	458	650	-	1,108
Total	$387,733	$2,038	$(4,208)	$385,563

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2017 and 2016. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2017
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal treasury securities	1	$1,990	$(9.00)	$-	$-	$1,990	$(9)
U.S. federal agency obligations	14	7,989	(24)	8,272	(61)	16,261	(85)
Municipal obligations, tax exempt	178	37,299	(273)	31,930	(807)	69,229	(1,080)
Municipal obligations, taxable	73	18,792	(96)	9,744	(120)	28,536	(216)
Agency mortgage-backed securities	79	68,630	(620)	39,844	(1,013)	108,474	(1,633)
Total	345	$134,700	$(1,022)	$89,790	$(2,001)	$224,490	$(3,023)

		As of December 31, 2016
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	9	$15,056	$(49)	$-	$-	$15,056	$(49)
Municipal obligations, tax exempt	275	97,842	(2,666)	-	-	97,842	(2,666)
Municipal obligations, taxable	66	26,184	(271)	-	-	26,184	(271)
Agency mortgage-backed securities	58	83,011	(1,222)	-	-	83,011	(1,222)
Total	408	$222,093	$(4,208)	$-	$-	$222,093	$(4,208)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the security and its belief that it was more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believed that the U.S. treasury security identified in the table above was temporarily impaired as of December 31, 2017.

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2017, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

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

The amortized cost and fair value of investment securities at December 31, 2017 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$27,070	$27,020
Due after one year but within five years	179,877	178,439
Due after five years but within ten years	94,632	94,663
Due after ten years	86,941	87,853
Common stocks	-	8
Total	$388,520	$387,983

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Sales proceeds	$13,810	$14,326	$30,610

Realized gains	$522	$573	$230
Realized losses	(24)	(15)	(349)
Net realized gains (losses)	$498	$558	$(119)

Securities with carrying values of $232.5 million and $224.3 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2017 and 2016, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(4) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2017 was $3.4 million compared to $3.3 million at December 31, 2016. The carrying value of the FRB stock was $1.9 million at both December 31, 2017 and 2016. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2017 and 2016.

(5) Loans and Allowance for Loan Losses

Loans consist of the following:

	As of December 31,
(Dollars in thousands)	2017	2016

One-to-four family residential real estate loans	$136,215	$136,846
Construction and land loans	19,356	13,738
Commercial real estate loans	120,624	118,200
Commercial loans	54,591	54,506
Agriculture loans	83,008	78,324
Municipal loans	3,396	3,884
Consumer loans	22,046	20,271
Total gross loans	439,236	425,769
Net deferred loan costs and loans in process	(34)	36
Allowance for loan losses	(5,459)	(5,344)
Loans, net	$433,743	$420,461

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2017
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2017	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344
Charge-offs	(37)	-	(71)	-	(45)	-	(335)	(488)
Recoveries	11	-	-	20	1	37	84	153
Provision for loan losses	64	128	(166)	87	172	(41)	206	450
Balance at December 31, 2017	542	181	1,540	1,226	1,812	8	150	5,459

Allowance for loan losses:
Individually evaluated for loss	73	102	52	391	24	-	-	642
Collectively evaluated for loss	469	79	1,488	835	1,788	8	150	4,817
Total	542	181	1,540	1,226	1,812	8	150	5,459

Loan balances:
Individually evaluated for loss	747	2,031	3,973	2,002	833	140	34	9,760
Collectively evaluated for loss	135,468	17,325	116,651	52,589	82,175	3,256	22,012	429,476
Total	$136,215	$19,356	$120,624	$54,591	$83,008	$3,396	$22,046	$439,236

(Dollars in thousands)
	Year ended December 31, 2016
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2016	$925	$77	$1,740	$1,530	$1,428	$23	$199	$5,922
Charge-offs	(14)	-	-	(306)	(375)	-	(471)	(1,166)
Recoveries	9	-	-	34	-	6	39	88
Provision for loan losses	(416)	(24)	37	(139)	631	(17)	428	500
Balance at December 31, 2016	504	53	1,777	1,119	1,684	12	195	5,344

Allowance for loan losses:
Individually evaluated for loss	-	-	81	87	89	-	17	274
Collectively evaluated for loss	504	53	1,696	1,032	1,595	12	178	5,070
Total	504	53	1,777	1,119	1,684	12	195	5,344

Loan balances:
Individually evaluated for loss	780	1,937	2,445	355	881	258	72	6,728
Collectively evaluated for loss	136,066	11,801	115,755	54,151	77,443	3,626	20,199	419,041
Total	$136,846	$13,738	$118,200	$54,506	$78,324	$3,884	$20,271	$425,769

	Year ended December 31, 2015
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2015	$755	$762	$1,832	$836	$915	$51	$169	$5,320
Charge-offs	(57)	-	(13)	(78)	-	(88)	(318)	(554)
Recoveries	10	1,722	2	15	73	-	34	1,856
Provision for loan losses	217	(2,407)	(81)	757	440	60	314	(700)
Balance at December 31, 2015	925	77	1,740	1,530	1,428	23	199	5,922

Allowance for loan losses:
Individually evaluated for loss	78	-	-	-	-	-	10	88
Collectively evaluated for loss	847	77	1,740	1,530	1,428	23	189	5,834
Total	925	77	1,740	1,530	1,428	23	199	5,922

Loan balances:
Individually evaluated for loss	752	2,220	2,429	620	189	591	36	6,837
Collectively evaluated for loss	131,178	12,823	116,554	60,680	70,841	7,044	19,859	418,979
Total	$131,930	$15,043	$118,983	$61,300	$71,030	$7,635	$19,895	$425,816

The Company’s impaired loans increased $3.1 million from $6.7 million at December 31, 2016 to $9.8 million at December 31, 2017. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2017 and December 31, 2016 was related to TDRs that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis for impaired loans was immaterial during the years 2017, 2016 and 2015. The following tables present information on impaired loans:

(Dollars in thousands)
	As of December 31, 2017
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$747	$747	$503	$244	$73	$774	$8
Construction and land loans	3,766	2,031	430	1,601	102	2,033	65
Commercial real estate loans	3,973	3,973	3,888	85	52	3,989	490
Commercial loans	2,002	2,002	11	1,991	391	2,082	-
Agriculture loans	1,048	833	545	288	24	912	1
Municipal loans	140	140	140	-	-	192	5
Consumer loans	34	34	34	-	-	35	-
Total impaired loans	$11,710	$9,760	$5,551	$4,209	$642	$10,017	$569

	As of December 31, 2016
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$780	$780	$780	$-	$-	$798	$7
Construction and land loans	3,672	1,937	1,937	-	-	2,068	72
Commercial real estate loans	2,445	2,445	2,145	300	81	2,587	505
Commercial loans	355	355	46	309	87	425	2
Agriculture loans	1,173	881	147	734	89	1,000	2
Municipal loans	258	258	258	-	-	418	-
Consumer loans	72	72	55	17	17	78	13
Total impaired loans	$8,755	$6,728	$5,368	$1,360	$274	$7,374	$601

	As of December 31, 2015
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$752	$752	$408	$344	$78	$1,041	$-
Construction and land loans	3,955	2,220	2,220	-	-	2,389	88
Commercial real estate loans	2,429	2,429	2,429	-	-	2,484	175
Commercial loans	637	620	620	-	-	634	3
Agriculture loans	189	189	189	-	-	188	3
Municipal loans	591	591	591	-	-	631	19
Consumer loans	36	36	10	26	10	41	-
Total impaired loans	$8,589	$6,837	$6,467	$370	$88	$7,408	$288

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2017 or December 31, 2016. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2017
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$101	$313	$-	$414	$552	$966	$135,249
Construction and land loans	-	4	-	4	779	783	18,573
Commercial real estate loans	22	209	-	231	1,841	2,072	118,552
Commercial loans	-	397	-	397	2,002	2,399	52,192
Agriculture loans	-	-	-	-	833	833	82,175
Municipal loans	-	-	-	-	-	-	3,396
Consumer loans	105	204	-	309	34	343	21,703
Total	$228	$1,127	$-	$1,355	$6,041	$7,396	$431,840

Percent of gross loans	0.05%	0.26%	0.00%	0.31%	1.38%	1.68%	98.32%

	As of December 31, 2016
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$215	$388	$-	$603	$595	$1,198	$135,648
Construction and land loans	-	-	-	-	599	599	13,139
Commercial real estate loans	-	-	-	-	300	300	117,900
Commercial loans	13	5	-	18	342	360	54,146
Agriculture loans	55	-	-	55	838	893	77,431
Municipal loans	-	-	-	-	-	-	3,884
Consumer loans	79	3	-	82	72	154	20,117
Total	$362	$396	$-	$758	$2,746	$3,504	$422,265

Percent of gross loans	0.09%	0.09%	0.00%	0.18%	0.64%	0.82%	99.18%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2017, 2016 and 2015, would have increased interest income by $185,000, $75,000 and $99,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2017, 2016 and 2015.

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

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2017		As of December 31, 2016
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$135,475	$740	$135,640	$1,206
Construction and land loans	18,577	779	$13,138	600
Commercial real estate loans	114,736	5,888	111,641	6,559
Commercial loans	52,313	2,278	51,080	3,426
Agriculture loans	76,455	6,553	73,564	4,760
Municipal loans	3,396	-	3,884	-
Consumer loans	22,006	40	20,181	90
Total	$422,958	$16,278	$409,128	$16,641

At December 31, 2017, the Company had twelve loan relationships consisting of twenty outstanding loans totaling $4.8 million that were classified as TDRs compared to eleven relationships consisting of seventeen outstanding loans totaling $4.9 million that were classified as TDRs at December 31, 2016.

During 2017, the Company classified four agriculture loans totaling $98,000 as TDRs after refinancing existing loans to two agriculture loan relationships that were classified as TDRs in 2016 and 2015. The Company also classified a $104,000 agriculture loan as a TDR in 2017 after extending the maturity of the loan. The Company also classified a one-to-four family residential real estate loan totaling $25,000 as a TDR during 2017 after modifying the terms per a bankruptcy judgment. Also during 2017, the Company classified an $11,000 commercial real estate loan as a TDR after extending the maturity of the loan. The $11,000 commercial real estate loan was charged-off during 2017 as a result of the borrower failing to comply with the terms of the restructuring.

During 2016, the Company classified a $268,000 agriculture loan relationship consisting of three loans as a TDR after extending the maturities of the loans. The collateral securing the loans was deemed to be insufficient, resulting in a charge-off of $215,000. The Company also classified an $8,000 commercial loan as a TDR during 2016 after modifying the payments to interest only. Also during 2016, the Company classified an $188,000 one-to-four family residential real estate loan as a TDR after agreeing to a loan modification which adjusted the payment schedule.

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

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There was one commercial real estate loan totaling $11,000 that was classified as a TDR during 2017 which defaulted within 12 months of modification. The loan was charged-off as of December 31, 2017. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of December 31, 2016 and 2015. At December 31, 2017, there was a commitment of $10,000 to lend additional funds on one construction and land loan classified as a TDR. The Company recorded charge-offs of $11,000 and a credit provision for loan loss of $27,000 against TDRs during 2017. The Company recorded charge-offs of $215,000 and a provision for loan loss of $16,000 against TDRs during 2016. The Company had $80,000 of allowance for loan losses recorded against loans classified as TDRs at December 31, 2016.

The following table presents information on loans that were classified as TDRs:

(Dollars in thousands)
	As of December 31, 2017			As of December 31, 2016
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$194	2	$-	$185
Construction and land loans	4	575	1,252	4	588	1,338
Commercial real estate loans	3	45	2,133	3	64	2,145
Commerical loans	-	-	-	2	-	13
Agriculture	9	471	-	4	268	44
Municipal loans	2	-	140	2	-	258
Total troubled debt restructurings	20	$1,091	$3,719	17	$920	$3,983

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2017 and 2016. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2016	$15,758
New loans	8,800
Repayments	(9,877)
Balance at December 31, 2017	$14,681

(6) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $87.6 million and $75.8 million at December 31, 2017 and 2016, respectively, and are generally at variable interest rates. Standby letters of credit totaled $806,000 at December 31, 2017 and $1.9 million at December 31, 2016.

(7) Goodwill and Intangible Assets

The Company performed its annual step one impairment test as of December 31, 2017. The fair value of the Company’s single reporting unit was compared to the carrying value of the single reporting unit at the measurement date to determine if any impairment existed. Based on the results of the December 31, 2017 step one impairment test, the Company concluded its goodwill was not impaired.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,381)	$686
Lease intangible asset	350	(188)	162
Mortgage servicing rights	6,285	(3,474)	2,811
Total other intangible assets	$8,702	$(5,043)	$3,659

	As of December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,137)	$930
Lease intangible asset	350	(143)	207
Mortgage servicing rights	5,788	(2,939)	2,849
Total other intangible assets	$8,205	$(4,219)	$3,986

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the years ending December 31:

(Dollars in thousands)	Amortization
expense
2018	$252
2019	214
2020	177
2021	121
2022	58
Thereafter	26
Total	$848

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	As of December 31,
	2017	2016
FHLMC	$517,863	$483,356
FHLB	9,782	11,393

Custodial escrow balances maintained in connection with serviced loans were $4.4 million and $4.1 million at December 31, 2017 and 2016, respectively. Gross service fee income related to such loans was $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	As of December 31,
	2017	2016
Mortgage servicing rights:
Balance at beginning of year	$2,849	$2,840
Additions	931	1,079
Amortization	(969)	(1,070)
Balance at end of year	$2,811	$2,849

At December 31, 2017 and 2016, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $5.6 million and $5.1 million at December 31, 2017 and 2016, respectively. Fair value at December 31, 2017 was determined using discount rates ranging from 9.50% to 9.59%, prepayment speeds ranging from 5.23% to 33.39%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.26%. Fair value at December 31, 2016 was determined using discount rates ranging from 9.50% to 9.51%, prepayment speeds ranging from 4.86% to 32.79%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.26%.

The Company had a mortgage repurchase reserve of $235,000 and $301,000 at December 31, 2017 and December 31, 2016, respectively, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged $66,000 of losses against the mortgage repurchase reserve during 2017. The Company recovered $10,000 of losses and recorded a credit provision of $60,000 against the mortgage repurchase reserve during 2016. As of December 31, 2017, the Company did not have any outstanding mortgage repurchase requests.

(8) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2017	2016
Land	Indefinite	$6,279	$6,251
Office buildings and improvements	10 - 50 years	19,837	18,519
Furniture and equipment	3 - 15 years	8,589	9,055
Automobiles	2 - 5 years	554	557
Total premises and equipment		35,259	34,382
Accumulated depreciation		(14,435)	(13,975)
Total premises and equipment, net		$20,824	$20,407

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $1.1 million, and $1.2 million, respectively, and was included in occupancy and equipment on the consolidated statements of earnings.

(9) Deposits

The following table presents the maturities of time deposits at December 31, 2017:

(Dollars in thousands)
Year	Amount
2018	$84,931
2019	20,578
2020	7,392
2021	3,954
2022	6,419
Thereafter	3
Total	$123,277

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2017 and 2016 was $19.2 million and $19.9 million, respectively.

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Time deposits	$593	$650	$736
Money market and checking	948	458	311
Savings	28	26	24
Total	$1,569	$1,134	$1,071

(10) Federal Home Loan Bank Borrowings

Term advances from the FHLB totaled $25.0 million at December 31, 2017 and $35.0 million at December 31, 2016. Maturities of such borrowings at December 31, 2017 and 2016 are summarized as follows:

(Dollars in thousands)	As of December 31,
	2017		2016
Year	Amount	Weighted average rates	Amount	Weighted average rates
2017	$-	-	$10,000	3.64%
2018	25,000	3.31%	25,000	3.31%
Total	$25,000		$35,000

All of the Bank’s term advances with the FHLB have fixed rates and prepayment penalties. Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were $6.6 million of borrowings at December 31, 2017 compared to $4.1 million of borrowings as of December 31, 2016. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (1.47% at December 31, 2017).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2017 and 2016, there was a blanket pledge of loans and securities totaling $130.6 million and $124.0 million, respectively. At December 31, 2017 and 2016, the Bank’s total borrowing capacity with the FHLB was approximately $97.5 million and $93.1 million, respectively. At December 31, 2017 and 2016, the Bank’s available borrowing capacity was $55.6 million and $38.7 million, respectively. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(11) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 2.85%. The interest rate at December 31, 2017 and 2016 was 4.23% and 3.74%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.34%. The interest rate at December 31, 2017 and 2016 was 2.93% and 2.30%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by Citizens Bank’s former holding company to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.62%. The interest rate at December 31, 2017 and 2016 was 3.29% and 2.62% respectively. Including the purchase accounting accretion, the effective interest rate was 7.17% at December 31, 2017 and 6.50% at December 31, 2016.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(12) Other Borrowings

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2018, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2017. As of December 31, 2017 and 2016, the Company did not have an outstanding balance on the line of credit.

At December 31, 2017 and 2016, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $14.5 million and $16.0 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million at December 31, 2017 and $30.0 million at December 31, 2016. As of December 31, 2017 and 2016, there were no borrowings through these correspondent bank federal funds agreements.

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

Repurchase agreements are comprised of non-insured customer funds, totaling $13.5 million at December 31, 2017, and $12.5 million at December 31, 2016, which were secured by $16.8 million and $15.7 million of the Bank’s investment portfolio at the same dates, respectively.

(Dollars in thousands)	Years ended December 31,
	2017	2016
Average daily balance during the year	$12,819	$12,686
Average interest rate during the year	0.26%	0.15%
Maximum month-end balance during the year	$16,801	$14,002
Weighted average interest rate at year-end	0.70%	0.15%

	As of December 31, 2017
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,147	$-	$-	$-	$5,147
Agency mortgage-backed securities	8,362	-	-	-	8,362
Total	$13,509	$-	$-	$-	$13,509

	As of December 31, 2016
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,007	$-	$-	$-	$5,007
Agency mortgage-backed securities	7,476	-	-	-	7,476
Total	$12,483	$-	$-	$-	$12,483

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

(14) Income Taxes

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. Among other things, the Act reduces our corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result, we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax benefit of $352,000.

At December 31, 2017, the company early adopted ASU 2018-02 and reclassified out of accumulated other comprehensive income and into retained earnings $67,000 of tax benefit that was recorded to income tax expense at December 22, 2017 due to re-measuring the tax rate on deferred taxes to 21% on available for sale securities.

Income tax expense attributable to income from operations consisted of the following:

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Current:
Federal	$(1,108)	$1,298	$2,858
State	(276)	97	431
Total current	(1,384)	1,395	3,289
Deferred:
Federal	768	797	641
State	27	248	(56)
Total deferred	795	1,045	585
Deferred tax valuation allowance	44	(126)	40
Deferred tax remeasurement	(352)	-	-
Income tax (benefit) expense	$(897)	$2,314	$3,914

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the 34% statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Computed “expected” tax expense	$1,180	$3,833	$4,903
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(1,346)	(1,220)	(1,104)
Deferred tax remeasurement	(352)	-	-
REIT excise tax	249	-	-
Excess tax benefit from stock option exercise	(107)	(283)	-
Bank owned life insurance	(316)	(177)	(178)
Reversal of unrecognized tax benefits, net	(197)	(125)	(138)
State income taxes, net of federal benefit	61	269	412
Investment tax credits	(7)	(11)	(11)
Other, net	(62)	28	30
	$(897)	$2,314	$3,914

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2017	2016
Deferred tax assets:
Federal alternative minimum tax credit and low income housing credit carry forwards	$2,485	$192
Loans, including allowance for loan losses	1,419	2,303
Net operating loss carry forwards	529	485
State taxes	413	737
Acquisition costs	224	394
Intangible assets	-	100
Deferred compensation arrangements	88	158
Unrealized loss on investment securities available-for-sale	132	822
Investments	46	57
Investment impairments	-	39
Other, net	46	-
Total deferred tax assets	5,382	5,287
Less valuation allowance	(529)	(485)
Total deferred tax assets, net of valuation allowance	4,853	4,802

Deferred tax liabilities:
Undistributed equity earnings	1,539	-
Premises and equipment, net of depreciation	454	803
Mortgage servicing rights	470	620
Prepaid expenses	210	-
FHLB stock dividends	74	76
Other borrowings	35	125
Other, net	12	9
Total deferred tax liabilities	2,794	1,633

Net deferred tax asset	$2,059	$3,169

The federal alternative minimum tax credit carry forward does not expire and totaled $2.4 million and $192,000 as of December 31, 2017 and 2016, respectively. The Company has Kansas corporate net operating loss carry forwards totaling $9.1 million and $10.0 million as of December 31, 2017 and 2016, respectively, which expire between 2018 and 2027. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2017.

Retained earnings at December 31, 2017 and 2016 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2017	2016
Unrecognized tax benefits at beginning of year	$1,809	$1,800
Gross increases to current year tax positions	50	362
Gross decreases to prior year’s tax positions	(10)	(37)
Lapse of statute of limitations	(344)	(316)
Unrecognized tax benefits at end of year	$1,505	$1,809

Tax years that remain open and subject to audit include the years 2014 through 2017 for both federal and state tax purposes. The Company recognized $344,000 and $316,000 of previously unrecognized tax benefits during 2017 and 2016, respectively. The gross unrecognized tax benefits of $1.5 million at December 31, 2017 and $1.8 million at December 31, 2016, respectively, would favorably impact the effective tax rate by $1.2 million if recognized. During 2017, 2016 and 2015, the Company recorded $30,000, $84,000 and $55,000 respectively, of income tax expense associated with interest and penalties. As of December 31, 2017 and 2016, the Company has accrued interest and penalties related to the unrecognized tax benefits of $450,000 and $420,000, respectively which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $495,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(15) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $519,000, $543,000 and $554,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Split Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. The liability totaled $36,000 at December 31, 2017 and $37,000 at December 31, 2016.

Deferred Compensation Agreements. The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their retirement. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under these arrangements was $628,000 and $615,000 at December 31, 2017 and 2016, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded expense associated with the deferred compensation agreements of $3,000, $4,000 and $11,000 for the years ended December 31, 2017, 2016 and 2015.

(16) Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards is recognized on a straight line basis over the vesting period, which is typically four or five years. The stock-based compensation cost related to these awards was $172,000, $59,000 and $16,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recognized tax benefits of $180,000, $330,000, and $84,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

At the annual meeting of stockholders on May 20, 2015, our stockholders approved the 2015 Stock Incentive Plan which authorized the issuance of equity awards covering 289,406 shares of common stock as adjusted for subsequent stock dividends. On August 1, 2016, the Company’s Compensation Committee awarded 13,671, as adjusted for subsequent stock dividends, shares of restricted common stock. These awards vest ratably over one or four years. The value of the 13,671, as adjusted for subsequent stock dividends, shares was based on a stock price of $23.35 per share on the date such shares were granted. On August 1, 2017, the Compensation Committee awarded 2,872, as adjusted for subsequent stock dividends, shares of restricted common stock and options to acquire 34,061, as adjusted for subsequent stock dividends, shares of common stock. The restricted stock awards vest ratably over one year and the value was based on a stock price of $27.86 per share on the date such shares were granted. The options vest ratably over four years. The fair value of the options granted were determined using the following weighted-average assumptions as of the grant date:

	Years ended December 31,
	2017	2016	2015
Risk-free interest rate	2.07%	n/a	n/a
Expected term	7 years	n/a	n/a
Expected stock price volatility	33.30%	n/a	n/a
Dividend yield	2.74%	n/a	n/a

A summary of option activity during 2017 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at January 1, 2017	151,271	$14.02	2.2 years	$2,119
Granted	32,433	$29.25
Effect of 5% stock dividend	9,008
Forfeited/expired	(1,724)	$21.27
Exercised	(17,540)	$12.99
Outstanding at December 31, 2017	173,448	$16.09	2.8 years	$2,237
Exercisable at December 31, 2017	140,389	$13.32	1.2 years	$2,200
Fully vested options at December 31, 2017	140,389	$13.32	1.2 years	$2,200

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Intrinsic value of options exercised (on exercise date)	$279	$1,820	$273
Cash received from options exercised	228	1,796	510
Excess tax benefit realized from options exercised	$103	$308	$83

As of December 31, 2017, there was $222,000 of unrecognized compensation cost related to 33,059 outstanding nonvested options.

(Dollars in thousands)
Year	Amount
2018	$62
2019	62
2020	62
2021	36
Total	$222

A summary of nonvested restricted common stock activity during 2017 is presented below:

Shares
Nonvested restricted common stock at January 1, 2017	13,020
Granted	2,736
Vested	(6,144)
Forfeited	(247)
Effect of 5% stock dividend	469
Nonvested restricted common stock at December 31, 2017	9,834

As of December 31, 2017, there was $188,000 of total unrecognized compensation cost related to 9,834 outstanding unvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2018	$97
2019	57
2020	34
Total	$188

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

Fair value estimates of the Company’s financial instruments as of December 31, 2017 and 2016, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31, 2017
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$16,584	$16,584	$-	$-	$16,584
Investment securities available for sale	387,983	1,998	385,985	-	387,983
Bank stocks, at cost	5,423	n/a	n/a	n/a	n/a
Loans, net	433,743	-	-	436,910	436,910
Loans held for sale	6,535	-	6,535	-	6,535
Derivative financial instruments	395	-	395	-	395
Accrued interest receivable	4,409	20	2,234	2,155	4,409

Financial liabilities:
Non-maturity deposits	$(642,281)	$(642,281)	$-	$-	(642,281)
Time deposits	(123,277)	-	(121,298)	-	(121,298)
FHLB borrowings	(31,600)	-	(31,706)	-	(31,706)
Subordinated debentures	(21,484)	-	(19,134)	-	(19,134)
Other borrowings	(13,509)	-	(13,509)	-	(13,509)
Accrued interest payable	(274)	-	(274)	-	(274)

(Dollars in thousands)	As of December 31, 2016
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,996	$19,996	$-	$-	$19,996
Investment securities available-for-sale	385,563	7,123	378,440	-	385,563
Bank stocks, at cost	5,299	n/a	n/a	n/a	n/a
Loans, net	420,461	-	-	417,957	417,957
Loans held for sale	5,517	-	5,517	-	5,517
Derivative financial instruments	662	-	662	-	662
Accrued interest receivable	4,240	21	2,104	2,115	4,240

Financial liabilities:
Non-maturity deposits	$(601,683)	$(601,683)	$-	$-	(601,683)
Time deposits	(139,838)	-	(138,623)	-	(138,623)
FHLB borrowings	(39,100)	-	(35,695)	-	(35,695)
Subordinated debentures	(21,284)	-	(18,608)	-	(18,608)
Other borrowings	(12,483)	-	(12,483)	-	(12,483)
Accrued interest payable	(268)	-	(268)	-	(268)

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

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2017 or 2016.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2017 and 2016, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2017
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$1,990	$1,990	$-	$-
U. S. federal agency obligations	16,492	-	16,492	-
Municipal obligations, tax exempt	184,738	-	184,738	-
Municipal obligations, taxable	57,976	-	57,976	-
Agency mortgage-backed securities	117,555	-	117,555	-
Common stocks	8	8	-	-
Certificates of deposit	9,224	-	9,224	-
Loans held for sale	6,535	-	6,535	-
Derivative financial instruments	395	-	395	-

(Dollars in thousands)		As of December 31, 2016
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$6,015	$6,015	$-	$-
U. S. federal agency obligations	27,139	-	27,139	-
Municipal obligations, tax exempt	161,662	-	161,662	-
Municipal obligations, taxable	71,563	-	71,563	-
Agency mortgage-backed securities	108,376	-	108,376	-
Common stocks	1,108	1,108	-	-
Certificates of deposit	9,700	-	9,700	-
Loans held for sale	5,517	-	5,517	-
Derivative financial instruments	662	-	662	-

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

Changes in the fair value of mortgage loans originated and intended for sale in the secondary market and derivative financial instruments are included in gains on sales of loans.

The aggregate fair value, contractual balance (including accrued interest), and gain or loss on loans held for sale were as follows:

	As of December 31,
(Dollars in thousands)	2017	2016
Aggregate fair value	$6,535	$5,517
Contractual balance	6,420	5,480
Gain	$115	$37

The total amount of gains and losses from changes in fair value of loans held for sale included in earnings were as follows:

	As of December 31,
(Dollars in thousands)	2017	2016
Interest income	$259	$361
Change in fair value	78	(243)
Total change in fair value	$337	$118

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The loan balance of the Company’s impaired loans was $9.8 million and $6.7 million, with an allocated allowance of $642,000 and $274,000, at December 31, 2017 and 2016, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of December 31, 2017 and 2016 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of December 31, 2017			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$171	$-	$-	$171	$(73)
Construction and land	1,499	-	-	1,499	(102)
Commercial real estate loans	33	-	-	33	12
Commercial loans	1,600	-	-	1,600	(304)
Agriculture loans	264	-	-	264	65
Real estate owned:
One-to-four family residential real estate	325	-	-	325	(68)
Commercial real estate	85	-	-	85	(50)

		As of December 31, 2016			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
Commercial real estate loans	$219	$-	$-	$219	$(81)
Commercial loans	222	-	-	222	(87)
Agriculture loans	645	-	-	645	(89)
Real estate owned:
One-to-four family residential real estate	142	-	-	142	(34)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of December 31, 2017 and 2016.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of December 31, 2017
Impaired loans:
One-to-four family residential real estate	$171	Sales comparison	Adjustment to appraised value	16%-50%
Construction and land	1,499	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	33	Sales comparison	Adjustment to appraised value	0%-91%
Commercial loans	1,600	Sales comparison	Adjustment to comparable sales	15%-50%
Agriculture loans	264	Sales comparison	Adjustment to appraised value	0%-50%
Real estate owned:
One-to-four family residential real estate	325	Sales comparison	Adjustment to appraised value	10%
Commercial real estate	85	Sales comparison	Adjustment to appraised value	10%

As of December 31, 2016
Impaired loans:
Commercial real estate	$219	Sales comparison	Adjustment to appraised value	2%-15%
Commercial loans	222	Sales comparison	Adjustment to comparable sales	7%-80%
Agriculture loans	645	Sales comparison	Adjustment to appraised value	8%-80%
Real estate owned:
One-to-four family residential real estate	142	Sales comparison	Adjustment to appraised value	10%

(18) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of December 31, 2017, the Company and Bank met all capital adequacy requirements to which they were subject at that time.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The Company and the Bank are subject to the Basel III Rule, which is applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $1.0 billion).

The Basel III Rule includes a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% for 2017, and will increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. The capital conservation buffer increases the common equity Tier 1 capital ratio, Tier 1 capital and total risk based capital ratios.

As of December 31, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2017 and 2016:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2017
Leverage	$88,605	9.80%	$36,180	4.0%
Common Equity Tier 1 Capital	68,269	12.83%	30,590	5.8%
Tier 1 Capital	88,605	16.65%	38,571	7.3%
Total Risk Based Capital	94,208	17.71%	49,211	9.3%

As of December 31, 2016
Leverage	$88,819	10.04%	$35,370	4.0%
Common Equity Tier 1 Capital	68,263	13.32%	26,265	5.1%
Tier 1 Capital	88,819	17.33%	33,952	6.6%
Total Risk Based Capital	94,596	18.46%	44,201	8.6%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 1.25% for December 31, 2017 and 0.625% for December 31, 2016.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2017 and 2016:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2017
Leverage	$86,808	9.62%	$36,097	4.0%	$45,122	5.0%
Common Equity Tier 1 Capital (1)	86,808	16.35%	30,529	5.8%	34,511	6.5%
Tier 1 Capital (1)	86,808	16.35%	38,493	7.3%	42,475	8.0%
Total Risk Based Capital (1)	92,407	17.40%	49,112	9.3%	53,094	10.0%

As of December 31, 2016
Leverage	$88,076	9.98%	$35,284	4.0%	$44,105	5.0%
Common Equity Tier 1 Capital	88,076	17.23%	26,194	5.1%	33,222	6.5%
Tier 1 Capital	88,076	17.23%	33,861	6.6%	40,888	8.0%
Total Risk Based Capital	93,560	18.31%	44,083	8.6%	51,110	10.0%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 1.25% for December 31, 2017 and 0.625% for December 31, 2016.

(19) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2017	2016
Assets:
Cash and cash equivalents	$217	$22
Investment securities	245	1,360
Investment in subsidiaries	107,443	104,412
Other	1,261	626
Total assets	$109,166	$106,420
Liabilities and stockholders' equity:
Subordinated debentures	$21,484	$21,284
Other	60	185
Stockholders' equity	87,622	84,951
Total liabilities and stockholders' equity	$109,166	$106,420

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Dividends from Bank	$3,700	$1,250	$3,723
Interest income	49	59	50
Gain on sale of investment	493	324	-
Other non-interest income	7	7	7
Interest expense	(898)	(787)	(770)
Other expense, net	(470)	(314)	(297)
Earnings before equity in undistributed earnings	2,881	539	2,713
Increase in undistributed equity of Bank	633	8,171	7,442
Increase in undistributed equity of nonbank subsidiary	542	-	-
Earnings before income taxes	4,056	8,710	10,155
Income tax benefit	(313)	(251)	(351)
Net earnings	4,369	8,961	10,506
Other comprehensive income (loss)	1,010	(3,523)	357
Total comprehensive income	$5,379	$5,438	$10,863

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$4,369	$8,961	$10,506
Increase in undistributed equity of subsidiaries	(1,175)	(8,171)	(7,442)
Amortization of purchase accounting adjustment on subordinated debentures	200	200	200
Gain on sale of investment	(493)	(324)	-
Other	(543)	(112)	19
Net cash provided by operating activities	2,358	554	3,283

Cash flows from investing activities:
Investment in nonbank subsidiary	(250)	-	-
Proceeds from sales and maturities of investment securities	967	445	14
Net cash provided by investing activities	717	445	14

Cash flows from financing activities:
Proceeds from exercise of stock options	228	1,796	510
Proceeds from other borrowings	100	-	2,605
Repayments on other borrowings	(100)	-	(3,745)
Payment of dividends	(3,108)	(2,912)	(2,547)
Net cash used in financing activities	(2,880)	(1,116)	(3,177)
Net increase (decrease) in cash	195	(117)	120
Cash at beginning of year	22	139	19
Cash at end of year	$217	$22	$139

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2017, the Bank could distribute dividends of up to $16.2 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

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

(21) Deposit-Related Loss

On August 8, 2017, the Company was made aware that checks deposited by our customer from a third party were being returned by another financial institution due to uncollected funds related to the third party. This caused a $10.3 million overdraft balance. As of December 31, 2017, the Company’s collection efforts have provided $2.2 million in funds to cover a portion of the overdraft, resulting in an $8.1 million pre-tax loss which is included in other non-interest expense in the consolidated statement of earnings. An investigation of the situation and the potential recovery of losses is ongoing, including whether or not existing insurance policies will cover any of the loss. The Company intends to protect all of its rights pursuant to this matter and seek all available legal and equitable remedies; however, future recoveries are uncertain. The recovery process is expected to require an extended period of time to resolve, and the Company will likely incur further legal expenses in pursuing our recovery efforts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Crowe Chizek LLP, independent registered public accounting firm, has issued its report dated March 14, 2018, on the audited consolidated financial statements and on the effectiveness of the Company’s internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm”.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K from the sections entitled “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 23, 2018 (the “2018 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company	Held position since

Patrick L. Alexander	65	Executive Chairman	January 2014

Michael E. Scheopner	56	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	50	Vice President, Secretary,
		Chief Financial Officer and Treasurer	October 2001

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Patrick L. Alexander	65	Executive Chairman	January 2014

Michael E. Scheopner	56	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	50	Executive Vice President and Chief Financial Officer	October 2001

Dean R. Thibault	66	Executive Vice President, Chief Lending Officer	January 2018

Mark J. Oliphant	65	Executive Vice President, Market President-Central Region	February 2013

ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2018 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2017 for all equity compensation plans:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	173,448	$16.09	238,807

Equity compensation plans not approved by security holders	-	-	-
Total	173,448	$16.09	238,807

(1)	Reflects outstanding options granted under our 2001 and 2015 Stock Incentive Plans and the remaining share reserve under our 2015 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors” and “Certain Relationships and Related Transactions” of the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 2 - Ratification of Crowe Chizek LLP as our Independent Registered Public Accounting Firm” of the 2018 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2017 and 2016

Consolidated Statements of Earnings – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 15(a)3. Exhibits

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated August 1, 2013, among the Bank, the Company, Citizens Bank, National Association and First Capital Corporation	Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on August 2, 2013 (SEC file no. 000-33203)

2.2	First Amendment to Agreement and Plan of Merger, dated October 31, 2013, among the Bank, Company, Citizens Bank , National Association and First Capital Corporation	Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on November 4, 2013 (SEC file no. 000-33203)

3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the registrant’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the registrant’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203)

3.3	Bylaws	Exhibit 3.3 to the registrant’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466)

4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1*	Employment agreement effective January 1, 2014 between Patrick L. Alexander and the Company and the Bank	Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)

10.2*	Amendment to Employment Agreement, dated May 12, 2015, between Patrick L. Alexander and the Company and the Bank	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on May 14, 2015 (SEC file no. 000-33203)

10.3*	Employment agreement effective January 1, 2014 between Michael E. Scheopner and the Company and the Bank	Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)

10.4*	Employment agreement effective November 1, 2013 between Mark A. Herpich and the Company and the Bank	Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)

10.5*	Employment agreement effective November 1, 2013 between Dean R. Thibault and the Company and the Bank	Exhibit 10.4 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)

10.6*	Employment agreement effective November 1, 2013 between Mark J. Oliphant and the Company and the Bank	Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)

10.7*	Employment agreement effective November 1, 2013 between Bradly L. Chindamo and the Company and the Bank	Exhibit 10.6 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)

10.8*	Form of Landmark Bancorp, Inc. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement	Exhibit 10.9 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)

10.9*	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	Exhibit 10.11 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)

10.10*	Landmark Bancorp, Inc. 2001 Stock Incentive Plan	Exhibit 10.1 to the registrant’s Form S-8 filed with the SEC on February 11, 2003 (SEC file no. 333-103091)

10.11*	Landmark Bancorp, Inc. 2015 Stock Incentive Plan	Exhibit 10.20 to the registrant’s report on Form 10-K filed with the SEC on March 14, 2016 (SEC file no. 000-33203)

10.12	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2016, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 10, 2016 (SEC file no. 000-33203)

10.13*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)

10.14*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)

10.15*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)

10.16	Change in Terms Agreement dated November 1, 2017, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 13, 2017 (SEC file no. 000-33203)

13.1	Letters to Stockholders and Corporate Information included in 2018 Annual Report to Stockholders	X

21.1	Subsidiaries of the Company	X

23.1	Consent of Crowe Chizek LLP	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements

*Indicates management contract or compensatory plan or arrangement.

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

LANDMARK BANCORP, INC.
(Registrant)

By:	/s/ Michael E. Scheopner	By:	/s/ Mark A. Herpich	March 14, 2018
	Michael E. Scheopner		Mark A. Herpich	date
	President and Chief Executive Officer		Vice President, Secretary, Treasurer and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE
President, Chief Executive Officer and
/s/ Michael E. Scheopner	March 14, 2018	Director (Principal Executive Officer)
Michael E. Scheopner	Date

/s/ Patrick L. Alexander	March 14, 2018	Executive Chairman of the Board, Director
Patrick L. Alexander	Date
Vice President, Secretary, Treasurer
/s/ Mark A. Herpich	March 14, 2018	and Chief Financial Officer
Mark A. Herpich	Date	(Principal Financial and Accounting Officer)

/s/ Richard A. Ball	March 14, 2018	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 14, 2018	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 14, 2018	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 14, 2018	Director
Jim W. Lewis	Date

/s/ Susan E. Roepke	March 14, 2018	Director
Susan E. Roepke	Date

/s/ Wayne R. Sloan	March 14, 2018	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 14, 2018	Director
David H. Snapp	Date

