Form 10-Q
period 2018-03-31
LANDMARK BANCORP INC
filed 2018-05-08
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-33203

LANDMARK BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-1930755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [  ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of May 7, 2018, the issuer had outstanding 4,147,946 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and cash equivalents	$13,042	$16,584
Investment securities available-for-sale, at fair value	398,102	387,983
Common stocks, at fair value	7	-
Bank stocks, at cost	5,457	5,423
Loans, net of allowance for loans losses of $5,644 at March 31, 2018 and $5,459 at December 31, 2017	436,179	433,743
Loans held for sale, at fair value	6,287	6,535
Premises and equipment, net	21,051	20,824
Bank owned life insurance	23,857	23,698
Goodwill	17,532	17,532
Other intangible assets, net	3,504	3,659
Real estate owned, net	416	436
Accrued interest and other assets	13,560	13,037
Total assets	$938,994	$929,454

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$170,108	$160,496
Money market and checking	374,633	388,311
Savings	97,108	93,474
Time	127,712	123,277
Total deposits	769,561	765,558

Federal Home Loan Bank borrowings	39,747	31,600
Subordinated debentures	21,534	21,484
Other borrowings	12,743	13,509
Accrued interest, taxes, and other liabilities	10,961	9,681
Total liabilities	854,546	841,832

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,118,083 and 4,081,659 shares issued at March 31, 2018 and December 31, 2017, respectively	41	41
Additional paid-in capital	58,160	57,772
Retained earnings	31,499	30,214
Accumulated other comprehensive loss	(5,252)	(405)
Total stockholders’ equity	84,448	87,622
Total liabilities and stockholders’ equity	$938,994	$929,454

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2018	2017
Interest income:
Loans:
Taxable	$5,350	$5,019
Tax-exempt	29	35
Investment securities:
Taxable	1,197	1,192
Tax-exempt	1,025	942
Total interest income	7,601	7,188
Interest expense:
Deposits	541	338
Borrowings	466	482
Total interest expense	1,007	820
Net interest income	6,594	6,368
Provision for loan losses	200	50
Net interest income after provision for loan losses	6,394	6,318
Non-interest income:
Fees and service charges	1,756	1,715
Gains on sales of loans, net	1,161	1,389
Bank owned life insurance	159	117
Gains on sales of investment securities, net	35	147
Other	290	273
Total non-interest income	3,401	3,641
Non-interest expense:
Compensation and benefits	3,789	3,757
Occupancy and equipment	1,078	1,024
Data processing	365	330
Amortization of intangibles	277	298
Professional fees	388	290
Advertising	167	166
Federal deposit insurance premiums	72	72
Foreclosure and real estate owned expense	13	52
Other	1,291	1,072
Total non-interest expense	7,440	7,061
Earnings before income taxes	2,355	2,898
Income tax expense	256	693
Net earnings	$2,099	$2,205
Earnings per share:
Basic (1)	$0.51	$0.54
Diluted (1)	$0.51	$0.54
Dividends per share (1)	$0.20	$0.19

(1)	Per share amounts for the period ended March 31, 2017 have been adjusted to give effect to the 5% stock dividend paid during December 2017.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2018	2017

Net earnings	$2,099	$2,205

Net unrealized holding (losses) gains on available-for-sale securities	(6,376)	522
Less reclassification adjustment for net gains included in earnings	(35)	(147)
Net unrealized (losses) gains	(6,411)	375
Income tax effect on net gains included in earnings	9	54
Income tax effect on net unrealized holding gains (losses)	1,562	(200)
Other comprehensive (loss) income	(4,840)	229

Total comprehensive (loss) income	$(2,741)	$2,434

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2017	$38	$51,968	$34,293	$(1,348)	$84,951
Net earnings	-	-	2,205	-	2,205
Other comprehensive income	-	-	-	229	229
Dividends paid ($0.19 per share)	-	-	(774)	-	(774)
Stock-based compensation	-	35	-	-	35
Exercise of stock options, 1,845 shares	1	22	-	-	23
Balance at March 31, 2017	$39	$52,025	$35,724	$(1,119)	$86,669

Balance at January 1, 2018	$41	$57,772	$30,214	$(405)	$87,622
Net earnings	-	-	2,099	-	2,099
Other comprehensive loss	-	-	-	(4,840)	(4,840)
Dividends paid ($0.20 per share)	-	-	(821)	-	(821)
Stock-based compensation	-	54	-	-	54
Adjustment of common stock	-	-	7	(7)	-
Exercise of stock options, 36,424 shares	-	334	-	-	334
Balance at March 31, 2018	$41	$58,160	$31,499	$(5,252)	$84,448

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$2,099	$2,205
Adjustments to reconcile net earnings to net cash provided by (used by) operating activities:
Provision for loan losses	200	50
Valuation allowance on real estate owned	-	33
Amortization of investment security premiums, net	485	468
Amortization of purchase accounting adjustment on loans	(58)	(19)
Amortization of purchase accounting adjustment on subordinated debentures	50	50
Amortization of intangibles	277	298
Depreciation	250	263
Increase in cash surrender value of bank owned life insurance	(159)	(117)
Stock-based compensation	54	35
Deferred income taxes	105	60
Net gains on sales of investment securities	(35)	(147)
Net losses on sales of foreclosed assets	1	15
Net gains on sales of loans	(1,161)	(1,389)
Proceeds from sales of loans	31,886	31,153
Origination of loans held for sale	(30,477)	(32,835)
Changes in assets and liabilities:
Accrued interest and other assets	838	(520)
Accrued expenses, taxes, and other liabilities	(1,232)	(99)
Net cash provided by (used in) operating activities	3,123	(496)
Cash flows from investing activities:
Net (increase) decrease in loans	(2,596)	2,452
Maturities and prepayments of investment securities	12,682	11,069
Purchases of investment securities	(29,692)	(30,726)
Proceeds from sales of investment securities	2,535	11,797
Redemption of bank stocks	3,666	1,802
Purchase of bank stocks	(3,700)	(1,826)
Proceeds from sales of foreclosed assets	20	233
Purchases of premises and equipment, net	(477)	(12)
Net cash used in investing activities	(17,562)	(5,211)
Cash flows from financing activities:
Net increase in deposits	4,003	11,166
Federal Home Loan Bank advance borrowings	233,570	148,857
Federal Home Loan Bank advance repayments	(225,423)	(154,507)
Proceeds from other borrowings	-	1,008
Repayments on other borrowings	(766)	-
Proceeds from exercise of stock options	334	23
Payment of dividends	(821)	(774)
Net cash provided by financing activities	10,897	5,773
Net (decrease) increase in cash and cash equivalents	(3,542)	66
Cash and cash equivalents at beginning of period	16,584	19,996
Cash and cash equivalents at end of period	$13,042	$20,062

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$-	$-
Cash paid for interest	973	786

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	-	5
Investment securities purchases not yet settled	(2,512)	(3,443)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three month interim period ended March 31, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of non-financial assets, such as real estate owned. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities and derivatives that are outside the scope of ASC 606. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and the sale of real estate owned. Refer to footnote 7 to the financial statements, Revenue from Contracts with Customers, for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams. As such, no cumulative effect adjustment was recorded.

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update became effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU 2016-01 effective January 1, 2018. Effective January 1, 2018, changes in the value of the Company’s common stock investments are adjustments to the income statement. Additionally, the disclosure of fair value of the loan portfolio is presented using an exit price method instead of the discounted cash method previously utilized. Management has concluded that the requirements of this update do not have a material impact to the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments (a consensus of Emerging Issues Task Force). This ASU attempts to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The purpose of this update is to reduce existing diversity in practice in eight areas addressed by the update. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of ASU 2016-15 did not result in any material changes to the Company’s consolidated financial statements and related disclosures.

2. Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(38)	$1,961
U. S. federal agency obligations	14,554	4	(113)	14,445
Municipal obligations, tax exempt	183,449	459	(3,442)	180,466
Municipal obligations, taxable	55,065	91	(615)	54,541
Agency mortgage-backed securities	141,006	8	(3,310)	137,704
Certificates of deposit	8,985	-	-	8,985
Total available-for-sale	$405,058	$562	$(7,518)	$398,102

	As of December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(9)	$1,990
U. S. federal agency obligations	16,572	5	(85)	16,492
Municipal obligations, tax exempt	183,846	1,972	(1,080)	184,738
Municipal obligations, taxable	57,783	409	(216)	57,976
Agency mortgage-backed securities	119,096	92	(1,633)	117,555
Certificates of deposit	9,224	-	-	9,224
Common stocks	-	8	-	8
Total available-for-sale	$388,520	$2,486	$(3,023)	$387,983

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2018 and December 31, 2017. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of March 31, 2018
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. treasury securities	1	$1,961	$(38)	$-	$-	$1,961	$(38)
U.S. federal agency obligations	12	5,969	(46)	8,248	(67)	14,217	(113)
Municipal obligations, tax exempt	317	95,894	(1,829)	30,798	(1,613)	126,692	(3,442)
Municipal obligations, taxable	105	35,148	(445)	9,850	(170)	44,998	(615)
Agency mortgage-backed securities	101	99,117	(1,730)	37,917	(1,580)	137,034	(3,310)
Total	536	$238,089	$(4,088)	$86,813	$(3,430)	$324,902	$(7,518)

		As of December 31, 2017
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. treasury securities	1	$1,990	$(9)	$-	$-	$1,990	$(9)
U. S. federal agency obligations	14	7,989	(24)	8,272	(61)	16,261	$(85)
Municipal obligations, tax exempt	178	37,299	(273)	31,930	(807)	69,229	$(1,080)
Municipal obligations, taxable	73	18,792	(96)	9,744	(120)	28,536	$(216)
Agency mortgage-backed securities	79	68,630	(620)	39,844	(1,013)	108,474	$(1,633)
Total	345	$134,700	$(1,022)	$89,790	$(2,001)	$224,490	$(3,023)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the security and its belief that it was more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believed that the U.S. treasury security identified in the table above was temporarily impaired as of March 31, 2018 and December 31, 2017.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of March 31, 2018 and December 31, 2017.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2018, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2018 and December 31, 2017.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of March 31, 2018 and December 31, 2017.

The table below sets forth amortized cost and fair value of investment securities at March 31, 2018. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$28,290	$28,180
Due after one year but within five years	187,173	183,944
Due after five years but within ten years	102,653	100,613
Due after ten years	86,942	85,365
Total	$405,058	$398,102

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2018	2017

Sales proceeds	$2,535	$11,797

Realized gains	$35	$171
Realized losses	-	(24)
Net realized gains	$35	$147

Securities with carrying values of $227.3 million and $232.5 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at March 31, 2018 and December 31, 2017, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

Effective January 1, 2018, the Company changed the classification of its common stock investments from available-for-sale with changes in fair value excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes to be carried at fair value with changes in fair value included in net earnings. At March 31, 2018, the Company owned two common stock investments with a fair value of $7,000. During the first quarter of 2018, the fair value declined by $1,000, which was included in other non-interest income.

3. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2018	2017

One-to-four family residential real estate	$134,565	$136,215
Construction and land	24,372	19,356
Commercial real estate	123,194	120,624
Commercial	52,575	54,591
Agriculture	81,691	83,008
Municipal	3,305	3,396
Consumer	22,516	22,046
Total gross loans	442,218	439,236
Net deferred loan costs and loans in process	(395)	(34)
Allowance for loan losses	(5,644)	(5,459)
Loans, net	$436,179	$433,743

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2018
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at January 1, 2018	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459
Charge-offs	-	-	-	-	-	-	(33)	(33)
Recoveries	1	-	1	1	-	2	13	18
Provision for loan losses	(66)	(60)	21	257	55	(3)	(4)	200
Balance at March 31, 2018	$477	$121	$1,562	$1,484	$1,867	$7	$126	$5,644

	Three months ended March 31, 2017
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at January 1, 2017	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344
Charge-offs	(19)	-	-	-	-	-	(107)	(126)
Recoveries	1	-	-	8	1	-	49	59
Provision for loan losses	7	18	(37)	(26)	46	(1)	43	50
Balance at March 31, 2017	$493	$71	$1,740	$1,101	$1,731	$11	$180	$5,327

	As of March 31, 2018
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	$84	$23	$15	$685	$71	$-	$1	$879
Collectively evaluated for loss	393	98	1,547	799	1,796	7	125	4,765
Total	$477	$121	$1,562	$1,484	$1,867	$7	$126	$5,644

Loan balances:
Individually evaluated for loss	$740	$1,780	$3,922	$2,024	$776	$126	$40	$9,408
Collectively evaluated for loss	133,825	22,592	119,272	50,551	80,915	3,179	22,476	432,810
Total	$134,565	$24,372	$123,194	$52,575	$81,691	$3,305	$22,516	$442,218

	As of December 31, 2017
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	$73	$102	$52	$391	$24	$-	$-	$642
Collectively evaluated for loss	469	79	1,488	835	1,788	8	150	4,817
Total	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459

Loan balances:
Individually evaluated for loss	$747	$2,031	$3,973	$2,002	$833	$140	$34	$9,760
Collectively evaluated for loss	135,468	17,325	116,651	52,589	82,175	3,256	22,012	429,476
Total	$136,215	$19,356	$120,624	$54,591	$83,008	$3,396	$22,046	$439,236

The Company recorded net loan charge-offs of $15,000 during the first quarter of 2018 compared to net loan charge-offs of $67,000 during the first quarter of 2017.

The Company’s impaired loans decreased from $9.8 million at December 31, 2017 to $9.4 million at March 31, 2018. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2018 and December 31, 2017, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three months ended March 31, 2018 and 2017. The following tables present information on impaired loans:

(Dollars in thousands)	As of March 31, 2018
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$740	$740	$467	$273	$84	$746	$2
Construction and land	3,515	1,780	417	1,363	23	1,797	15.00
Commercial real estate	3,922	3,922	3,884	38	15	3,925	122.00
Commercial	2,024	2,024	7	2,017	685	2,041	-
Agriculture	991	776	517	259	71	791	-
Municipal	126	126	126	-	-	138	-
Consumer	40	40	33	7	1	40	-
Total impaired loans	$11,358	$9,408	$5,451	$3,957	$879	$9,478	$139

(Dollars in thousands)	As of December 31, 2017
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$747	$747	$503	$244	$73	$774	$8
Construction and land	3,766	2,031	430	1,601	102	2,033	65
Commercial real estate	3,973	3,973	3,888	85	52	3,989	490
Commercial	2,002	2,002	11	1,991	391	2,082	-
Agriculture	1,048	833	545	288	24	912	1
Municipal	140	140	140	-	-	192	5
Consumer	34	34	34	-	-	35	-
Total impaired loans	$11,710	$9,760	$5,551	$4,209	$642	$10,017	$569

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at March 31, 2018 or December 31, 2017.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2018
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$314	$-	$-	$314	$549	$863	$133,702
Construction and land	-	-	-	-	581	581	23,791
Commercial real estate	-	-	-	-	1,794	1,794	121,400
Commercial	166	356	-	522	2,024	2,546	50,029
Agriculture	177	75	-	252	776	1,028	80,663
Municipal	-	-	-	-	-	-	3,305
Consumer	35	2	-	37	40	77	22,439
Total	$692	$433	$-	$1,125	$5,764	$6,889	$435,329

Percent of gross loans	0.16%	0.10%	0.00%	0.26%	1.30%	1.56%	98.44%

(Dollars in thousands)	As of December 31, 2017
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$101	$313	$-	$414	$552	$966	$135,249
Construction and land	-	4	-	4	779	783	18,573
Commercial real estate	22	209	-	231	1,841	2,072	118,552
Commercial	-	397	-	397	2,002	2,399	52,192
Agriculture	-	-	-	-	833	833	82,175
Municipal	-	-	-	-	-	-	3,396
Consumer	105	204	-	309	34	343	21,703
Total	$228	$1,127	$-	$1,355	$6,041	$7,396	$431,840

Percent of gross loans	0.05%	0.26%	0.00%	0.31%	1.38%	1.68%	98.32%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2018 and 2017 would have increased interest income by $76,000 and $31,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2018 and 2017.

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

The following table provides information on the Company’s risk categories by loan class:

	As of March 31, 2018		As of December 31, 2017
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$133,478	$1,087	$135,475	$740
Construction and land	23,791	581	18,577	779
Commercial real estate	117,401	5,793	114,736	5,888
Commercial	46,215	6,360	52,313	2,278
Agriculture	73,641	8,050	76,455	6,553
Municipal	3,305	-	3,396	-
Consumer	22,476	40	22,006	40
Total	$420,307	$21,911	$422,958	$16,278

At March 31, 2018, the Company had eleven loan relationships consisting of eighteen outstanding loans that were classified as TDRs. There were no loans classified as TDRs during the first three months of 2018. During the first three months of 2017, the Company classified an $11,000 commercial real estate loan as a TDR after extending the maturity of the loan and classified as a TDR a $15,000 agriculture loan extended to an existing loan relationship that was classified as a TDR in 2016. Since the loans were adequately secured, no charge-offs or impairments were recorded against the principal during the three months ended March 31, 2017.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of March 31, 2018 and 2017. At March 31, 2018, there was a commitment of $8,000 to lend additional funds on one construction and land loan classified as a TDR. The Company did not record any charge-offs against loans classified as TDRs in the first quarter of 2018 or 2017. A credit provision for loan losses of $33,000 and $13,000 related to TDRs was recorded in the three months ended March 31, 2018 and 2017, respectively. The Company had $94,000 and $127,000 allowance for loan losses recorded against loans classified as TDRs at March 31, 2018 and December 31, 2017, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of March 31, 2018			As of December 31, 2017
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$191	2	$-	$194
Construction and land	4	571	1,199	4	575	1,252
Commercial real estate	2	-	2,128	3	45	2,133
Agriculture	8	444	-	9	471	-
Municipal	2	-	126	2	-	140
Total troubled debt restructurings	18	$1,015	$3,644	20	$1,091	$3,719

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2017 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first three months of 2018 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of March 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,435)	$632
Lease intangible asset	350	(200)	150
Mortgage servicing rights	6,351	(3,629)	2,722
Total other intangible assets	$8,768	$(5,264)	$3,504

(Dollars in thousands)	As of December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,381)	$686
Lease intangible asset	350	(188)	162
Mortgage servicing rights	6,285	(3,474)	2,811
Total other intangible assets	$8,702	$(5,043)	$3,659

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2018 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2018	$186
2019	214
2020	177
2021	121
2022	58
Thereafter	26
Total	$782

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	March 31,	December 31,
	2018	2017
FHLMC	$520,375	$517,863
FHLB	9,587	9,782
Total	$529,962	$527,645

Custodial escrow balances maintained in connection with serviced loans were $7.8 million and $4.4 million at March 31, 2018 and December 31, 2017, respectively. Gross service fee income related to such loans was $336,000 and $319,000 for the three months ended March 31, 2018 and 2017, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights is as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2018	2017
Mortgage servicing rights:
Balance at beginning of period	$2,811	$2,849
Additions	122	161
Amortization	(211)	(223)
Balance at end of period	$2,722	$2,787

The fair value of mortgage servicing rights was $6.1 million and $5.6 million at March 31, 2018 and December 31, 2017, respectively. Fair value at March 31, 2018 was determined using discount rates ranging from 9.00% to 11.00%; prepayment speeds ranging from 6.00% to 20.88%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.30%. Fair value at December 31, 2017 was determined using discount rates ranging from 9.50% to 9.59%, prepayment speeds ranging from 5.23% to 33.39%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.26%.

The Company had a mortgage repurchase reserve of $235,000 at both March 31, 2018 and December 31, 2017, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first three months of 2018 and 2017.

5. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computations for the three months ended March 31, 2018 and 2017 include all unexercised stock options because no stock options were anti-dilutive as of such dates. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2018	2017
Net earnings	$2,099	$2,205

Weighted average common shares outstanding - basic (1)	4,107,812	4,063,289
Assumed exercise of stock options (1)	43,170	83,106
Weighted average common shares outstanding - diluted (1)	4,150,982	4,146,395
Net earnings per share (1):
Basic	$0.51	$0.54
Diluted	$0.51	$0.54

(1)	Share and per share values for the period ended March 31, 2017 have been adjusted to give effect to the 5% stock dividend paid during December 2017.

6. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of March 31, 2018
(dollars in thousands)	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$424	$-	$-	$-	$424
U.S. federal agency obligations	4,618	-	-	-	4,618
Agency mortgage-backed securities	7,701	-	-	-	7,701
Total	$12,743	$-	$-	$-	$12,743

	As of December 31, 2017
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,147	$-	$-	$-	$5,147
Agency mortgage-backed securities	8,362	-	-	-	8,362
Total	$13,509	$-	$-	$-	$13,509

Repurchase agreements are comprised of non-insured customer funds, totaling $12.7 million at March 31, 2018 and $13.5 million at December 31, 2017, which were secured by $16.8 million and $16.8 million of the Company’s investment portfolio at the same dates, respectively.

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

7. Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. Items outside the scope of ASC 606 are noted as such.

	Three months ended
(Dollars in thousands)	March 31,
	2018	2017
Non-interest income:
Service charges on deposits
Overdraft fees	$797	$854
Other	138	145
Interchange income	442	361
Loan servicing fees (1)	336	319
Office lease income (1)	152	150
Gains on sales of loans (1)	1,161	1,389
Bank owned life insurance income (1)	159	117
Gains on sales of investment securities (1)	35	147
Gains (losses) on sales of real estate owned	1	(15)
Other	180	174
Total non-interest income	$3,401	$3,641

(1)	Not within the scope of ASC 606.

A description of the Company’s revenue streams under ASC 606 follows:

Service Charges on Deposit Accounts

The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM usage fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period during which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income

The Company earns interchange fees from debit cardholder transactions conducted through the interchange payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first three months of 2018 or 2017.

8. Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of March 31, 2018 and December 31, 2017, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of March 31, 2018
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,042	$13,042	$-	$-	$13,042
Investment securities available-for-sale	398,102	1,961	396,141	-	398,102
Common stocks	7	7	-	-	7
Bank stocks, at cost	5,457	n/a	n/a	n/a	n/a
Loans, net	436,179	-	-	440,680	440,680
Loans held for sale	6,287	-	6,287	-	6,287
Derivative financial instruments	794	-	794	-	794
Accrued interest receivable	4,233	10	2,074	2,149	4,233

Financial liabilities:
Non-maturity deposits	$(641,849)	$(641,849)	$-	$-	(641,849)
Time deposits	(127,712)	-	(125,388)	-	(125,388)
FHLB borrowings	(39,747)	-	(39,777)	-	(39,777)
Subordinated debentures	(21,534)	-	(19,459)	-	(19,459)
Other borrowings	(12,743)	-	(12,743)	-	(12,743)
Accrued interest payable	(258)	-	(258)	-	(258)

	As of December 31, 2017
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$16,584	$16,584	$-	$-	$16,584
Investment securities available-for-sale	387,983	1,998	385,985	-	387,983
Bank stocks, at cost	5,423	n/a	n/a	n/a	n/a
Loans, net	433,743	-	-	436,910	436,910
Loans held for sale	6,535	-	6,535	-	6,535
Derivative financial instruments	395	-	395	-	395
Accrued interest receivable	4,409	20	2,234	2,155	4,409

Financial liabilities:
Non-maturity deposits	$(642,281)	$(642,281)	$-	$-	(642,281)
Time deposits	(123,277)	-	(121,298)	-	(121,298)
FHLB borrowings	(31,600)	-	(31,706)	-	(31,706)
Subordinated debentures	(21,484)	-	(19,134)	-	(19,134)
Other borrowings	(13,509)	-	(13,509)	-	(13,509)
Accrued interest payable	(274)	-	(274)	-	(274)

Methods and Assumptions Utilized

The carrying amount of cash and cash equivalents is considered to approximate fair value.

The Company’s investment securities classified as available-for-sale include U.S. treasury securities, U.S. federal agency obligations, municipal obligations, agency mortgage-backed securities and certificates of deposits. Quoted exchange prices are available for the Company’s U.S treasury securities, which are classified as Level 1. U.S. federal agency securities and agency mortgage-backed securities are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2. Municipal obligations are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

The Company’s common stock investments are valued based on quoted exchange prices and classified as Level 1. As of January 1, 2018, the common stocks were transferred out of the available-for-sale classification.

It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of FHLB and Federal Reserve Bank stock.

Effective January 1, 2018, the estimated fair value of the Company’s loan portfolio is based on the segregation of loans by collateral type, interest terms, and maturities. The fair value is estimated based on discounting scheduled and estimated cash flows through maturity using appropriate market inputs to arrive at a discount rate that reflects exit pricing as prescribed in ASC Topic 820. The market inputs utilize market trading information in the calculation of loan fair values and is classified as Level 3. Prior to January 1, 2018, the fair value was estimated based on discounting scheduled and estimated cash flows through maturity using an appropriate risk-adjusted yield curve to approximate current interest rates for each category and was classified as Level 3. No adjustment was made to the interest rates for changes in credit risk of performing loans where there are no known credit concerns. The fair values of impaired loans were generally based on market prices for similar assets determined through independent appraisals or discounted values of independent appraisals and brokers’ opinions of value. The difference in methodologies may make the fair value of loans not comparable between current year and prior year periods.

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

The Company’s derivative financial instruments consist of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale. The fair values of these derivatives are based on quoted prices for similar loans in the secondary market. The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sales of loans, net in the consolidated statements of earnings.

Off-Balance-Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate amount of these fees is not material.

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2018 or during the year ended December 31, 2017.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2018
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:

Available-for-sale investment securities:
U. S. treasury securities	$1,961	$1,961	$-	$-
U. S. federal agency obligations	14,445	-	14,445	-
Municipal obligations, tax exempt	180,466	-	180,466	-
Municipal obligations, taxable	54,541	-	54,541	-
Mortgage-backed securities	137,704	-	137,704	-
Certificates of deposit	8,985	-	8,985	-
Common stocks	7	7	-	-
Loans held for sale	6,287	-	6,287	-
Derivative financial instruments	794	-	794	-

		As of December 31, 2017
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$1,990	$1,990	$-	$-
U. S. federal agency obligations	16,492	-	16,492	-
Municipal obligations, tax exempt	184,738	-	184,738	-
Municipal obligations, taxable	57,976	-	57,976	-
Agency mortgage-backed securities	117,555	-	117,555	-
Certificates of deposit	9,224	-	9,224	-
Common stocks	8	8	-	-
Loans held for sale	6,535	-	6,535	-
Derivative financial instruments	395	-	395	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
(Dollars in thousands)	March 31, 2018	December 31, 2017
Aggregate fair value	$6,287	$6,535
Contractual balance	6,271	6,420
Gain	$16	$115

The total amount of gains from changes in fair value of loans held for sale included in earnings were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2018	2017
Interest income	$48	$45
Change in fair value	(99)	109
Total change in fair value	$(51)	$154

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $9.4 million and $9.8 million, with an allocated allowance of $879,000 and $642,000, at March 31, 2018 and December 31, 2017, respectively.

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

The following tables represent the Company’s financial instruments that are measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017 allocated to the appropriate fair value hierarchy:

		As of March 31, 2018			Total
		Fair value hierarchy			(losses)/
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$189	$-	$-	$189	$(11)
Construction and land	1,340	-	-	1,340	44
Commercial real estate	23	-	-	23	1
Commercial	1,332	-	-	$1,332	(294)
Agriculture	188	-	-	$188	(47)
Consumer	6	-	-	$6	(1)

		As of December 31, 2017			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$171	$-	$-	$171	$(73)
Construction and land	1,499	-	-	1,499	(102)
Commercial real estate	33	-	-	33	12
Commercial	1,600	-	-	1,600	(304)
Agriculture	264	-	-	264	65
Real estate owned:
One-to-four family residential real estate	325	-	-	325	(68)
Commercial real estate	85	-	-	85	(50)

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2018
Impaired loans:
One-to-four family residential real estate	$189	Sales comparison	Adjustment to appraised value	7%-50%
Construction and land	1,340	Sales comparison	Adjustment to appraised value	0%-35%
Commercial real estate	23	Sales comparison	Adjustment to appraised value	0%-20%
Commercial	1,332	Sales comparison	Adjustment to comparable sales	15%-50%
Agriculture	188	Sales comparison	Adjustment to appraised value	0%-25%
Consumer	6	Sales comparison	Adjustment to appraised value	0%-100%

As of December 31, 2017
Impaired loans:
One-to-four family residential real estate	$171	Sales comparison	Adjustment to appraised value	16%-50%
Construction and land	1,499	Sales comparison	Adjustment to appraised value	0%-25%
Commerical real estate	33	Sales comparison	Adjustment to appraised value	0%-91%
Commercial	1,600	Sales comparison	Adjustment to comparable sales	15%-50%
Agriculture	264	Sales comparison	Adjustment to appraised value	0%-50%
Real estate owned:
One-to-four family residential real estate	325	Sales comparison	Adjustment to appraised value	10%
Commercial real estate	85	Sales comparison	Adjustment to appraised value	10%

9. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2018, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% effective on January 1, 2017, was 1.875% effective on January 1, 2018 and will increase to 2.5% on January 1, 2019.

As of March 31, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2018 and December 31, 2017:

			For capital
	Actual		adequacy purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)
As of March 31, 2018
Leverage	$92,606	10.15%	$36,495	4.0%
Common Equity Tier 1 Capital	71,723	13.21%	34,602	6.4%
Tier 1 Capital	92,606	17.06%	42,743	7.9%
Total Risk Based Capital	98,390	18.13%	53,599	9.9%

As of December 31, 2017
Leverage	$88,605	9.80%	$36,180	4.0%
Common Equity Tier 1 Capital	68,269	12.83%	30,590	5.8%
Tier 1 Capital	88,605	16.65%	38,571	7.3%
Total Risk Based Capital	94,208	17.71%	49,211	9.3%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 1.875% for March 31, 2018 and 1.25% for December 31, 2017

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2018 and December 31, 2017:

					To be well-capitalized
					under prompt
			For capital		corrective
(Dollars in thousands)	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of March 31, 2018
Leverage	$91,084	10.01%	$36,401	4.0%	$45,502	5.0%
Common Equity Tier 1 Capital	91,084	16.71%	34,755	6.4%	35,437	6.5%
Tier 1 Capital	91,084	16.71%	42,933	7.9%	43,614	8.0%
Total Risk Based Capital	96,868	17.77%	53,836	9.9%	54,518	10.0%

As of December 31, 2017
Leverage	$86,808	9.62%	$36,097	4.0%	$45,122	5.0%
Common Equity Tier 1 Capital	86,808	16.35%	30,529	5.8%	34,511	6.5%
Tier 1 Capital	86,808	16.35%	38,493	7.3%	42,475	8.0%
Total Risk Based Capital	92,407	17.40%	49,112	9.3%	53,094	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 1.875% for March 31, 2018 and 1.25% for December 31, 2017.

10. Impact of Recent Accounting Pronouncements

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees, gains from the sale of newly originated loans and gains or losses on investments and certain non-interest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, federal deposit insurance costs, data processing expenses and provision for loan losses.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty- eight additional branch offices in central, eastern, southeast and southwest Kansas, and our ownership of Landmark Risk Management, Inc.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Summary of Results. During the first quarter of 2018, we recorded net earnings of $2.1 million, which was a decrease of $106,000 from the $2.2 million of net earnings recorded in the first quarter of 2017. The decrease in net earnings was primarily due to lower non-interest income, higher non-interest expense and a higher provision for loan losses.

The following table summarizes earnings and key performance measures for the periods presented:

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2018	2017
Net earnings:
Net earnings	$2,099	$2,205
Basic earnings per share (1)	$0.51	$0.54
Diluted earnings per share (1)	$0.51	$0.54
Earnings ratios:
Return on average assets (1)	0.92%	0.98%
Return on average equity (1)	9.91%	10.46%
Equity to total assets	8.99%	9.39%
Net interest margin (2) (3)	3.34%	3.38%
Dividend payout ratio	39.22%	35.71%

(1)	Per share values for the period ended March 31, 2017 have been adjusted to give effect to the 5% stock dividend paid during December 2017.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate for the three months ended March 31, 2018 and a 34% rate for the three months ended March 31, 2017.

Interest Income. Interest income was $7.6 million for the quarter ended March 31, 2018, which was an increase of $413,000 as compared to the same period of 2017. Interest income on loans increased $325,000, or 8.2%, to $5.4 million for the quarter ended March 31, 2018, compared to the same period of 2017 due primarily to an increase in our average loan balances, which increased from $420.5 million in the first quarter of 2017 to $438.1 million in the first quarter of 2018. Also contributing to the increase in interest income were higher yields on loans, which increased from 4.89% in the first quarter of 2017 to 4.99% in the first quarter of 2018. Interest income on investment securities increased $88,000, or 4.1%, to $2.2 million for the first quarter of 2018, as compared to $2.1 million in the same period of 2017. The increase in interest income on investment securities was primarily the result of an increase in our average balance of tax-exempt investment securities.

Interest Expense. Interest expense during the quarter ended March 31, 2018 increased $187,000, or 22.8%, to $1.0 million as compared to the same period of 2017. Interest expense on interest-bearing deposits increased $203,000, or 60.0%, to $541,000 for the quarter ended March 31, 2018, as compared to the quarter ended March 31, 2017. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher mostly on public funds and an increase in average interest-bearing deposit balances, which increased from $587.6 million in the first quarter of 2017 to $602.4 million in the first quarter of 2018. The average rate of interest-bearing deposits increased 0.13% for the first quarter of 2018 to 0.36% as compared to 0.23% in the same period of 2017. For the first quarter of 2018, interest expense on borrowings decreased $16,000, or 3.3%, to $466,000 as compared to the same period of 2017, due primarily to a decrease in our average outstanding borrowings, which decreased from $71.7 million in the first quarter of 2017 to $67.3 million in the same period of 2018.

Net Interest Income. Net interest income increased $226,000, or 3.6%, to $6.6 million for the first quarter of 2018 compared to the same period of 2017. The increase was a result of a 1.4% increase in average interest-earning assets, from $822.9 million in the first quarter of 2017 to $834.2 million in the first quarter of 2018. Partially offsetting the higher average interest-earning assets were higher rates on interest-bearing liabilities, which contributed to a decrease in net interest margin, on a tax equivalent basis, from 3.38% in the first quarter of 2017 to 3.34% in the same period of 2018. Our net interest income and net interest margin may continue to decline if short-term interest rates continue to increase and we are unable to reprice our loans higher while our cost of interest-bearing deposits and borrowings increase.

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

During the first quarter of 2018, we recorded a provision for loan losses of $200,000 compared to $50,000 during the first quarter of 2017. We recorded net loan charge-offs of $15,000 during the first quarter of 2017 compared to $67,000 during the first quarter of 2017. The provision for loan losses in the first quarter of 2018 was primarily driven by an increase in specific reserves on impaired loans.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.4 million in the first quarter of 2018, a decrease of $240,000, or 6.6%, compared to the same period of 2017. The decrease in non-interest income was primarily the result of a decline in our gains on sales of loans of $228,000 as a result of decreased volumes of one-to-four family residential real estate loans originated and sold during the first quarter of 2018 compared to the same period of 2017. Also contributing to the decrease in non-interest income was a $112,000 decline on gain on sales of investment securities, which decreased to a gain of $35,000 during the first quarter of 2018, compared to a gain of $147,000 in the same period of 2017.

Non-interest Expense. Non-interest expense increased $379,000, or 5.4%, to $7.4 million for the first quarter of 2018 compared to the same period of 2017. The increase in non-interest expense was primarily the result of an increase of $219,000 in other non-interest expense related to the accrual of loss reserves at our captive insurance subsidiary. Also contributing to the increase in non-interest expense were increases of $98,000 in professional fees and $54,000 in occupancy and equipment. The increase in professional fees is related to costs associated with an audit of internal control over financial reporting related to the new requirements applicable to the Company as an accelerated filer with the Securities and Exchange Commission. The increase in occupancy and equipment is related to various technology expenses and repairs. These increases were partially offset by decreases of $39,000 in foreclosure and real estate owned expenses and $21,000 in amortization of intangibles. The decline in foreclosure and real estate owned expense is the result of a valuation allowance recorded in the first quarter of 2017, while the decrease in amortization of intangibles was primarily due to slower prepayment on our mortgage loans serviced for others.

Income Tax Expense. During the first quarter of 2018, we recorded income tax expense of $256,000, compared to $693,000 during the same period of 2017. The effective tax rate decreased from 23.9% in the first quarter of 2017 to 10.9% in the first quarter of 2018 primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which decreased the federal corporate income tax rate from 35% to 21%.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $939.0 million at March 31, 2018, compared to $929.5 million at December 31, 2017. The increase in our total assets was primarily the result of an increase in our investment securities, which increased from $388.0 million at December 31, 2017 to $398.1 million at March 31, 2018. Net loans, excluding loans held for sale, totaled $436.2 million at March 31, 2018 compared to $433.7 million at December 31, 2017.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2018, our allowance for loan losses totaled $5.6 million, or 1.28% of gross loans outstanding, compared to $5.5 million, or 1.24% of gross loans outstanding at December 31, 2017.

As of March 31, 2018 and December 31, 2017, approximately $21.9 million and $16.3 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance was sufficient to cover the risks and probable incurred losses related to such loans at March 31, 2018 and December 31, 2017, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.1 million, or 0.26% of gross loans, at March 31, 2018 compared to $1.4 million, or 0.31% of gross loans, at December 31, 2017. At March 31, 2018, $5.8 million in loans were on non-accrual status, or 1.30% of gross loans, compared to $6.0 million, or 1.38% of gross loans, at December 31, 2017. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at March 31, 2018 or December 31, 2017. Our impaired loans totaled $9.4 million at March 31, 2018 compared to $9.8 million at December 31, 2017. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2018 and December 31, 2017 was related to TDRs that were accruing interest but still classified as impaired.

At March 31, 2018, the Company had eleven loan relationships consisting of eighteen outstanding loans that were classified as TDRs. No loan restructurings were classified as TDR’s during the first three months of 2018. During the first three months of 2017, the Company classified an $11,000 commercial real estate loan as a TDR after extending the maturity of the loan and classified as a TDR a $15,000 agriculture loan extended to an existing loan relationship that was classified as a TDR in 2016. Since the loans were adequately secured, no charge-offs or impairments were recorded against the principal as of March 31, 2017.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2018, we had $416,000 of real estate owned compared to $436,000 at December 31, 2017. As of March 31, 2018, real estate owned primarily consisted of four residential real estate properties and one commercial property. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $4.0 million in total deposits during the first quarter of 2018, to $769.6 million at March 31, 2018, from $765.6 million at December 31, 2017. The increase in deposits was primarily due to increased balances in non-interest bearing, savings accounts and time deposit accounts. This increase was partially offset by lower balances of money market and checking accounts.

Non-interest-bearing deposits at March 31, 2018, were $170.1 million, or 22.1% of deposits, compared to $160.5 million, or 21.0% of deposits, at December 31, 2017. Money market and checking deposit accounts were 48.7% of our deposit portfolio and totaled $374.6 million at March 31, 2018, compared to $388.3 million, or 50.7% of deposits, at December 31, 2017. Savings accounts increased to $97.1 million, or 12.6% of deposits, at March 31, 2018, from $93.5 million, or 12.2% of deposits, at December 31, 2017. Certificates of deposit totaled $127.7 million, or 16.6% of deposits, at March 31, 2018, compared to $123.3 million, or 16.1% of deposits, at December 31, 2017.

Certificates of deposit at March 31, 2018, scheduled to mature in one year or less, totaled $90.6 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $7.4 million to $74.0 million at March 31, 2018, from $66.6 million at December 31, 2017. The increase in total borrowings was primarily due to an increase in our FHLB borrowings from $31.6 million at December 31, 2017 to $39.7 million at March 31, 2018, which was primarily the result of asset growth.

Cash Flows. During the three months ended March 31, 2018, our cash and cash equivalents decreased by $3.5 million. Our operating activities provided net cash of $3.1 million during the first three months of 2018. Our investing activities used net cash of $17.6 million during the first three months of 2018, primarily as a result of the purchase of investment securities. Financing activities provided net cash of $10.9 million during the first three months of 2018, primarily as a result of increased FHLB borrowings and deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $411.2 million at March 31, 2018 and $404.6 million at December 31, 2017. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2018, we had outstanding FHLB advances of $10.0 million and $29.7 million of borrowings against our line of credit with the FHLB. At March 31, 2018, we had collateral pledged to the FHLB that would allow us to borrow an additional $57.0 million, subject to FHLB credit requirements and policies. At March 31, 2018, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $14.2 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at March 31, 2018. At March 31, 2018, we had subordinated debentures totaling $21.5 million and other borrowings of $12.7 million, which consisted of repurchase agreements. At March 31, 2018, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2018, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2018.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $810,000 at March 31, 2018.

At March 31, 2018, we had outstanding loan commitments, excluding standby letters of credit, of $83.6 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% effective on January 1, 2017, was 1.875% effective on January 1, 2018, and will increase to 2.5% on January 1, 2019. As of March 31, 2018 and December 31, 2017, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of March 31, 2018, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended March 31, 2018, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity tier 1 attributable to the capital conservation buffer in order to pay dividends and do other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2018. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2018, approximately $10.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$1,406	$6	1.73%	$8,809	$17	0.83%
Investment securities (1)	394,764	2,478	2.55%	393,540	2,586	2.66%
Loans receivable, net (2)	438,061	5,386	4.99%	420,523	5,072	4.89%
Total interest-earning assets	834,231	7,870	3.83%	822,872	7,675	3.78%
Non-interest-earning assets	93,176			91,034
Total	$927,407			$913,906

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$379,995	$368	0.39%	$355,342	$181	0.21%
Savings accounts	94,953	7	0.03%	91,277	7	0.03%
Time deposits	127,447	166	0.53%	140,975	150	0.43%
Total interest-bearing deposits	602,395	541	0.36%	587,594	338	0.23%
FHLB advances and other borrowings	67,318	466	2.81%	71,738	482	2.72%
Total interest-bearing liabilities	669,713	1,007	0.61%	659,332	820	0.50%
Non-interest-bearing liabilities	171,788			169,077
Stockholders' equity	85,906			85,497
Total	$927,407			$913,906

Interest rate spread (3)			3.22%			3.28%
Net interest margin (4)		$6,863	3.34%		$6,855	3.38%
Tax-equivalent interest - imputed		269			487
Net interest income		$6,594			$6,368

Ratio of average interest-earning assets to average interest-bearing liabilities			124.6%			124.9%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2018 vs 2017
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$41	$(52)	$(11)
Investment securities	9	(117)	(108)
Loans	210	104	314
Total	260	(65)	195
Interest expense:
Deposits	9	194	203
Other borrowings	(35)	19	(16)
Total	(26)	213	187
Net interest income	$286	$(278)	$8

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2018, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income
200 basis point rising	$(1,388)	(4.6%)
100 basis point rising	$(699)	(2.3%)
100 basis point falling	$(466)	(1.6%)
200 basis point falling	$(1,312)	(4.5%)

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
●	Our ability to compete with other financial institutions as effectively as we currently do due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of cyber-attacks.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company’s 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Earnings for the three months ended March 31, 2018 and March 31, 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and March 31, 2017; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2018 and March 31, 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 8, 2018	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: May 8, 2018	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

