Form 10-Q
period 2018-06-30
LANDMARK BANCORP INC
filed 2018-08-08
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of August 7, 2018, the issuer had outstanding 4,162,779 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$19,883	$16,584
Investment securities available-for-sale, at fair value	398,137	387,983
Bank stocks, at cost	6,034	5,423
Loans, net of allowance for loans losses of $5,835 at June 30, 2018 and $5,459 at December 31, 2017	461,396	433,743
Loans held for sale, at fair value	11,764	6,535
Premises and equipment, net	21,381	20,824
Bank owned life insurance	24,019	23,698
Goodwill	17,532	17,532
Other intangible assets, net	3,358	3,659
Real estate owned, net	452	436
Accrued interest and other assets	14,224	13,037
Total assets	$978,180	$929,454

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$172,103	$160,496
Money market and checking	373,843	388,311
Savings	96,160	93,474
Time	123,185	123,277
Total deposits	765,291	765,558

Federal Home Loan Bank borrowings	85,600	31,600
Subordinated debentures	21,584	21,484
Other borrowings	8,417	13,509
Accrued interest, taxes, and other liabilities	10,873	9,681
Total liabilities	891,765	841,832

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,147,946 and 4,081,659 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	41	41
Additional paid-in capital	58,356	57,772
Retained earnings	33,514	30,214
Accumulated other comprehensive loss	(5,496)	(405)
Total stockholders’ equity	86,415	87,622
Total liabilities and stockholders’ equity	$978,180	$929,454

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans:
Taxable	$5,709	$5,246	$11,059	$10,265
Tax-exempt	35	34	64	69
Investment securities:
Taxable	1,305	1,202	2,502	2,394
Tax-exempt	1,034	974	2,059	1,916
Total interest income	8,083	7,456	15,684	14,644
Interest expense:
Deposits	631	394	1,172	732
Borrowings	616	486	1,082	968
Total interest expense	1,247	880	2,254	1,700
Net interest income	6,836	6,576	13,430	12,944
Provision for loan losses	250	100	450	150
Net interest income after provision for loan losses	6,586	6,476	12,980	12,794
Non-interest income:
Fees and service charges	1,808	1,917	3,564	3,632
Gains on sales of loans, net	1,468	1,692	2,629	3,081
Bank owned life insurance	162	119	321	236
Gains on sales of investment securities, net	-	177	35	324
Other	815	296	1,105	569
Total non-interest income	4,253	4,201	7,654	7,842

Non-interest expense:
Compensation and benefits	3,966	3,918	7,755	7,675
Occupancy and equipment	1,072	1,097	2,150	2,121
Amortization of intangibles	283	328	560	626
Data processing	376	337	741	667
Professional fees	430	476	818	766
Advertising	165	166	332	332
Federal deposit insurance premiums	72	73	144	145
Foreclosure and real estate owned expense	12	49	25	101
Other	1,190	1,108	2,481	2,180
Total non-interest expense	7,566	7,552	15,006	14,613
Earnings before income taxes	3,273	3,125	5,628	6,023
Income tax expense	428	742	684	1,435
Net earnings	$2,845	$2,383	$4,944	$4,588
Earnings per share:
Basic (1)	$0.69	$0.59	$1.20	$1.13
Diluted (1)	$0.68	$0.58	$1.19	$1.11
Dividends per share (1)	$0.20	$0.19	$0.40	$0.38

(1) Per share amounts for the periods ended June 30, 2017 have been adjusted to give effect to the 5% stock dividend paid during December 2017.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2018	2017	2018	2017

Net earnings	$2,845	$2,383	$4,944	$4,588

Net unrealized holding (losses) gains on available-for-sale securities	(323)	4,497	(6,699)	5,019
Reclassification adjustment for net gains included in earnings	-	(177)	(35)	(324)
Net unrealized (losses) gains	(323)	4,320	(6,734)	4,695
Income tax effect on net gains included in earnings	-	65	9	120
Income tax effect on net unrealized holding losses (gains)	79	(1,670)	1,641	(1,871)
Other comprehensive (loss) income	(244)	2,715	(5,084)	2,944

Total comprehensive income (loss)	$2,601	$5,098	$(140)	$7,532

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2017	$38	$51,968	$34,293	$(1,348)	$84,951
Net earnings	-	-	4,588	-	4,588
Other comprehensive income	-	-	-	2,944	2,944
Dividends paid ($0.38 per share)	-	-	(1,548)	-	(1,548)
Stock-based compensation	-	77	-	-	77
Exercise of stock options, 2,968 shares	1	22	-	-	23
Balance at June 30, 2017	$39	$52,067	$37,333	$1,596	$91,035

Balance at January 1, 2018	$41	$57,772	$30,214	$(405)	$87,622
Net earnings	-	-	4,944	-	4,944
Other comprehensive loss	-	-	-	(5,084)	(5,084)
Dividends paid ($0.40 per share)	-	-	(1,651)	-	(1,651)
Stock-based compensation	-	100	-	-	100
Adjustment of common stock investments	-	-	7	(7)	-
Exercise of stock options, 66,287 shares,	-	484	-	-	484
Balance at June 30, 2018	$41	$58,356	$33,514	$(5,496)	$86,415

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	4,944	$4,588
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	450	150
Valuation allowance on real estate owned	-	67
Amortization of investment security premiums, net	977	944
Amortization of purchase accounting adjustment on loans	(80)	(91)
Amortization of purchase accounting adjustment on subordinated debentures	100	100
Amortization of intangibles	560	626
Depreciation	498	520
Increase in cash surrender value of bank owned life insurance	(321)	(236)
Stock-based compensation	100	77
Deferred income taxes	392	542
Net gains on sales of investment securities	(35)	(324)
Net gain on sales of premises, equipment and real estate owned	(1)	(10)
Net gains on sales of loans	(2,629)	(3,081)
Proceeds from sales of loans	75,613	86,747
Origination of loans held for sale	(78,213)	(87,907)
Changes in assets and liabilities:
Accrued interest and other assets	(152)	(1,183)
Accrued expenses, taxes, and other liabilities	1,192	(1,201)
Net cash provided by operating activities	3,395	328
Cash flows from investing activities:
Net increase in loans	(28,096)	(2,662)
Maturities and prepayments of investment securities	25,745	28,501
Purchases of investment securities	(45,117)	(42,164)
Proceeds from sales of investment securities	1,535	13,459
Proceeds from sales of common stock investments	7	-
Redemption of bank stocks	4,516	6,319
Purchase of bank stocks	(5,127)	(6,370)
Proceeds from sales of premises and equipment and foreclosed assets	22	398
Purchases of premises and equipment, net	(1,055)	(51)
Net cash used in investing activities	(47,570)	(2,570)
Cash flows from financing activities:
Net (decrease) increase in deposits	(267)	3,501
Federal Home Loan Bank advance borrowings	413,190	313,277
Federal Home Loan Bank advance repayments	(359,190)	(321,377)
Proceeds from other borrowings	-	100
Repayments on other borrowings	(5,092)	(1,136)
Proceeds from exercise of stock options	484	23
Payment of dividends	(1,651)	(1,548)
Net cash provided by (used in) financing activities	47,474	(7,160)
Net increase (decrease) in cash and cash equivalents	3,299	(9,402)
Cash and cash equivalents at beginning of period	16,584	19,996
Cash and cash equivalents at end of period	$19,883	$10,594

(Continued)

7

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2018	2017
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash (refund) payments for income taxes	$(1,000)	$800
Cash paid for interest	2,079	1,616

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	38	180

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the six month interim period ended June 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

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

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update became effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU 2016-01 effective January 1, 2018. Effective January 1, 2018, changes in the value of the Company’s common stock investments are adjustments to the income statement. Additionally, the disclosure of fair value of the loan portfolio is presented using an exit price method instead of the discounted cash method previously utilized. Management has concluded that the requirements of this update did not have a material impact to the Company’s financial position, results of operations or cash flows.

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

2. Investments

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(47)	$1,952
U. S. federal agency obligations	13,774	3	(100)	13,677
Municipal obligations, tax exempt	182,163	482	(3,106)	179,539
Municipal obligations, taxable	55,284	64	(708)	54,640
Agency mortgage-backed securities	144,416	9	(3,876)	140,549
Certificates of deposit	7,780	-	-	7,780
Total	$405,416	$558	$(7,837)	$398,137

(Dollars in thousands)	As of December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(9)	$1,990
U. S. federal agency obligations	16,572	5	(85)	16,492
Municipal obligations, tax exempt	183,846	1,972	(1,080)	184,738
Municipal obligations, taxable	57,783	409	(216)	57,976
Agency mortgage-backed securities	119,096	92	(1,633)	117,555
Certificates of deposit	9,224	-	-	9,224
Common stocks	-	8	-	8
Total	$388,520	$2,486	$(3,023)	$387,983

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2018 and December 31, 2017. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of June 30, 2018
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$1,952	$(47)	$-	$-	$1,952	$(47)
U.S. federal agency obligations	11	3,723	(31)	9,729	(69)	13,452	(100)
Municipal obligations, tax exempt	301	89,803	(1,508)	33,670	(1,598)	123,473	(3,106)
Municipal obligations, taxable	110	36,430	(531)	10,984	(177)	47,414	(708)
Agency mortgage-backed securities	103	102,870	(2,155)	37,065	(1,721)	139,935	(3,876)
Total	526	$234,778	$(4,272)	$91,448	$(3,565)	$326,226	$(7,837)

(Dollars in thousands)		As of December 31, 2017
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$1,990	$(9)	$-	$-	$1,990	$(9)
U. S. federal agency obligations	14	7,989	(24)	8,272	(61)	16,261	(85)
Municipal obligations, tax exempt	178	37,299	(273)	31,930	(807)	69,229	(1,080)
Municipal obligations, taxable	73	18,792	(96)	9,744	(120)	28,536	(216)
Agency mortgage-backed securities	79	68,630	(620)	39,844	(1,013)	108,474	(1,633)
Total	345	$134,700	$(1,022)	$89,790	$(2,001)	$224,490	$(3,023)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the security and its belief that it was more likely than not that the Company will not be required to sell the security before recovery of their cost basis, the Company believed that the U.S. treasury security identified in the table above was temporarily impaired as of June 30, 2018 and December 31, 2017.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of June 30, 2018 and December 31, 2017.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. The Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2018 and December 31, 2017.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association (“GNMA”). The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of June 30, 2018 and December 31, 2017.

The table below sets forth amortized cost and fair value of investment securities at June 30, 2018. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$30,042	$29,939
Due after one year but within five years	196,229	192,202
Due after five years but within ten years	94,540	92,727
Due after ten years	84,605	83,269
Total	$405,416	$398,137

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Sales proceeds	$-	$1,917	$1,535	$13,459

Realized gains	$-	$177	$35	$348
Realized losses	-	-	-	(24)
Net realized losses	$-	$177	$35	$324

Securities with carrying values of $248.6 million and $232.5 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at June 30, 2018 and December 31, 2017, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

Effective January 1, 2018, the Company changed the classification of its common stock investments from available-for-sale with changes in fair value excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes to be carried at fair value with changes in fair value included in net earnings. The Company received $7,000 of proceeds from the sale of its remaining common stock investments during the six months ended June 30, 2018.

3. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2018	2017

One-to-four family residential real estate	$138,267	$136,215
Construction and land	26,453	19,356
Commercial real estate	121,946	120,624
Commercial	66,531	54,591
Agriculture	87,901	83,008
Municipal	3,172	3,396
Consumer	22,867	22,046
Total gross loans	467,137	439,236
Net deferred loan costs and loans in process	94	(34)
Allowance for loan losses	(5,835)	(5,459)
Loans, net	$461,396	$433,743

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class:

(Dollars in thousands)	Three and six months ended June 30, 2018
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at April 1, 2018	$477	$121	$1,562	$1,484	$1,867	$7	$126	$5,644
Charge-offs	-	-	-	(29)	-	-	(44)	(73)
Recoveries	1	-	-	1	-	-	12	14
Provision for loan losses	(39)	(12)	(96)	237	138	-	22	250
Balance at June 30, 2018	439	109	1,466	1,693	2,005	7	116	5,835

Balance at January 1, 2018	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459
Charge-offs	-	-	-	(29)	-	-	(77)	(106)
Recoveries	2	-	1	2	-	2	25	32
Provision for loan losses	(105)	(72)	(75)	494	193	(3)	18	450
Balance at June 30, 2018	439	109	1,466	1,693	2,005	7	116	5,835

(Dollars in thousands)	Three and six months ended June 30, 2017
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at April 1, 2017	$493	$71	$1,740	$1,101	$1,731	$11	$180	$5,327
Charge-offs	-	-	(61)	-	-	-	(58)	(119)
Recoveries	7	-	-	1	-	-	10	18
Provision for loan losses	(1)	(1)	30	(21)	41	(1)	53	100
Balance at June 30, 2017	499	70	1,709	1,081	1,772	10	185	5,326

Balance at January 1, 2017	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344
Charge-offs	(19)	-	(61)	-	-	-	(165)	(245)
Recoveries	8	-	-	9	1	-	59	77
Provision for loan losses	6	17	(7)	(47)	87	(2)	96	150
Balance at June 30, 2017	499	70	1,709	1,081	1,772	10	185	5,326

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)	As of June 30, 2018
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	85	-	14	728	25	-	1	853
Collectively evaluated for loss	354	109	1,452	965	1,980	7	115	4,982
Total	439	109	1,466	1,693	2,005	7	116	5,835

Loan balances:
Individually evaluated for loss	651	1,641	3,920	2,032	602	126	46	9,018
Collectively evaluated for loss	137,616	24,812	118,026	64,499	87,299	3,046	22,821	458,119
Total	$138,267	$26,453	$121,946	$66,531	$87,901	$3,172	$22,867	$467,137

(Dollars in thousands)	As of December 31, 2017
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	73	102	52	391	24	-	-	642
Collectively evaluated for loss	469	79	1,488	835	1,788	8	150	4,817
Total	542	181	1,540	1,226	1,812	8	150	5,459

Loan balances:
Individually evaluated for loss	747	2,031	3,973	2,002	833	140	34	9,760
Collectively evaluated for loss	135,468	17,325	116,651	52,589	82,175	3,256	22,012	429,476
Total	$136,215	$19,356	$120,624	$54,591	$83,008	$3,396	$22,046	$439,236

The Company’s impaired loans decreased from $9.8 million at December 31, 2017 to $9.0 million at June 30, 2018. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2018 and December 31, 2017, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis on impaired loans was immaterial during the three and six month periods ended June 30, 2018 and 2017.

The following tables present information on impaired loans:

(Dollars in thousands)	As of June 30, 2018
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$651	$651	$395	$256	$85	$661	$5
Construction and land	3,376	1,641	1,641	-	-	1,736	29
Commercial real estate	3,920	3,920	2,127	1,793	14	3,926	243
Commercial	2,032	2,032	3	2,029	728	2,055	8
Agriculture	817	602	344	258	25	652	27
Municipal	126	126	126	-	-	132	1
Consumer	46	46	40	6	1	46	-
Total impaired loans	$10,968	$9,018	$4,676	$4,342	$853	$9,208	$313

(Dollars in thousands)	As of December 31, 2017
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$747	$747	$503	$244	$73	$774	$8
Construction and land	3,766	2,031	430	1,601	102	2,033	65
Commercial real estate	3,973	3,973	3,888	85	52	3,989	490
Commercial	2,002	2,002	11	1,991	391	2,082	-
Agriculture	1,048	833	545	288	24	912	1
Municipal	140	140	140	-	-	192	5
Consumer	34	34	34	-	-	35	-
Total impaired loans	$11,710	$9,760	$5,551	$4,209	$642	$10,017	$569

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days or more delinquent and accruing interest at June 30, 2018 or December 31, 2017.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of June 30, 2018
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$100	$289	$-	$389	$463	$852	$137,415
Construction and land	-	-	-	-	567	567	25,886
Commercial real estate	-	-	-	-	1,793	1,793	120,153
Commercial	48	711	-	759	2,032	2,791	63,740
Agriculture	127	176	-	303	384	687	87,214
Municipal	-	-	-	-	-	-	3,172
Consumer	36	43	-	79	46	125	22,742
Total	$311	$1,219	$-	$1,530	$5,285	$6,815	$460,322

Percent of gross loans	0.07%	0.26%	0.00%	0.33%	1.13%	1.46%	98.54%

(Dollars in thousands)	As of December 31, 2017
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$101	$313	$-	$414	$552	$966	$135,249
Construction and land	-	4	-	4	779	783	18,573
Commercial real estate	22	209	-	231	1,841	2,072	118,552
Commercial	-	397	-	397	2,002	2,399	52,192
Agriculture	-	-	-	-	833	833	82,175
Municipal	-	-	-	-	-	-	3,396
Consumer	105	204	-	309	34	343	21,703
Total	$228	$1,127	$-	$1,355	$6,041	$7,396	$431,840

Percent of gross loans	0.05%	0.26%	0.00%	0.31%	1.37%	1.68%	98.32%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2018 and 2017 would have increased interest income by $132,000 and $63,000, respectively. No interest income related to non-accrual loans was included in interest income for the six months ended June 30, 2018 and 2017.

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

The following table provides information on the Company’s risk categories by loan class:

(Dollars in thousands)	As of June 30, 2018		As of December 31, 2017
	Non-classified	Classified	Non-classified	Classified

One-to-four family residential real estate	$137,325	$942	$135,475	$740
Construction and land	25,886	567	18,577	779
Commercial real estate	111,697	10,249	114,736	5,888
Commercial	58,424	8,107	52,313	2,278
Agriculture	83,390	4,511	76,455	6,553
Municipal	3,172	-	3,396	-
Consumer	22,821	46	22,006	40
Total	$442,715	$24,422	$422,958	$16,278

At June 30, 2018, the Company had 12 loan relationships consisting of 17 outstanding loans that were classified as TDRs. During the second quarter of 2018, the Company classified an agriculture loan totaling $64,000 as a TDR after originating a loan to an existing loan relationship that was classified as a TDR in 2016. As part of the restructuring the borrower paid off three loans previously classified as TDRs. The Company also classified a $41,000 commercial loan as a TDR after extending the maturity of the loan during the second quarter of 2018. There were no loans classified as TDRs during the first three months of 2018. Since the agriculture loan relationship was adequately secured, no impairments were recorded against the principal as of June 30, 2018. The commercial loan had a $11,000 impairment recorded against the principal balance as of June 30, 2018.

During the second quarter of 2017, the Company classified two agriculture loans totaling $87,000 as TDRs after renewing loans to an existing loan relationship that was classified as a TDR in 2016. These two loans were paid off in the second quarter of 2018. During the first quarter of 2017, the Company classified an $11,000 commercial real estate loan as a TDR after extending the maturity of the loan and classified as a TDR a $15,000 agriculture loan extended to an existing loan relationship that was classified as a TDR in 2016. Since the commercial real estate loan was adequately secured, no charge-offs or impairments were recorded against the principal as of June 30, 2017. The agriculture loan relationship had a $49,000 impairment recorded against the principal balance as of June 30, 2017 and a charge-off of $215,000 was recorded in the third quarter of 2016.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans that were classified as TDRs that defaulted within 12 months of modification during the first six months of 2018. There was one commercial real estate loan totaling $11,000 that was classified as a TDR during the second quarter of 2017 which defaulted within 12 months of modification. The loan was charged off in the fourth quarter of 2017. The Company did not record any charge-offs against loans classified as TDRs in the first six months of either 2018 or 2017. A credit provision for loan losses of $58,000 related to TDRs was recorded in the three months ended June 30, 2018. No provision for loan losses was recorded against TDRs during the three months ended June 30, 2017. A credit provision for loan losses of $91,000 and $13,000 related to TDRs was recorded in the six months ended June 30, 2018 and 2017, respectively. The Company allocated $36,000 and $127,000 of the allowance for loan losses against loans classified as TDRs at June 30, 2018 and December 31, 2017, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)	As of June 30, 2018			As of December 31, 2017
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$188	2	$-	$194
Construction and land	4	567	1,074	4	575	1,252
Commercial real estate	2	-	2,127	3	45	2,133
Commercial	1	41	-	-	-	-
Agriculture	6	136	218	9	471	-
Municipal	2	-	126	2	-	140
Total troubled debt restructurings	17	$744	$3,733	20	$1,091	$3,719

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2017 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first six months of 2018 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of June 30, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,487)	$580
Lease intangible asset	350	(211)	139
Mortgage servicing rights	6,410	(3,771)	2,639
Total other intangible assets	$8,827	$(5,469)	$3,358

(Dollars in thousands)	As of December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,381)	$686
Lease intangible asset	350	(188)	162
Mortgage servicing rights	6,285	(3,474)	2,811
Total other intangible assets	$8,702	$(5,043)	$3,659

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2018 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2018	$123
2019	214
2020	177
2021	121
2022	58
Thereafter	26
Total	$719

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	June 30,	December 31,
	2018	2017
FHLMC	$520,587	$517,863
FHLB	9,324	9,782
Total	$529,911	$527,645

Custodial escrow balances maintained in connection with serviced loans were $5.0 million and $4.4 million at June 30, 2018 and December 31, 2017, respectively. Gross service fee income related to such loans was $337,000 and $320,000 for the three months ended June 30, 2018 and 2017, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $673,000 and $639,000 for the six months ended June 30, 2018 and 2017, respectively.

Activity for mortgage servicing rights and the related valuation allowance was as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Mortgage servicing rights:
Balance at beginning of period	$2,722	$2,787	$2,811	$2,849
Additions	137	281	259	442
Amortization	(220)	(255)	(431)	(478)
Balance at end of period	$2,639	$2,813	$2,639	$2,813

The fair value of mortgage servicing rights was $6.1 million and $5.6 million at June 30, 2018 and December 31, 2017, respectively. Fair value at June 30, 2018 was determined using discount rates ranging from 9.00% to 11.00%; prepayment speeds ranging from 6.00% to 23.83%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.35%. Fair value at December 31, 2017 was determined using discount rates ranging from 9.50% to 9.59%, prepayment speeds ranging from 5.23% to 33.39%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.26%.

The Company had a mortgage repurchase reserve of $235,000 at both June 30, 2018 and December 31, 2017, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first six months of 2018 and 2017. As of June 30, 2018, the Company did not have any outstanding mortgage repurchase requests.

5. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2018	2017	2018	2017
Net earnings(1)	$2,845	$2,383	$4,944	$4,588

Weighted average common shares outstanding - basic (1)	4,141,894	4,064,092	4,124,947	4,063,692
Assumed exercise of stock options (1)	18,693	84,092	18,544	83,040
Weighted average common shares outstanding - diluted (1)	4,160,587	4,148,184	4,143,491	4,146,732
Net earnings per share (1):
Basic	$0.69	$0.59	$1.20	$1.13
Diluted	$0.68	$0.58	$1.19	$1.11

(1)	Share and per share values for the periods ended June 30, 2017 have been adjusted to give effect to the 5% stock dividend paid during December 2017.

The diluted earnings per share computations for the three and six months ended June 30, 2018 and 2017 include all unexercised stock options because no stock options were anti-dilutive during such periods.

6. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances of and collateral for the Company’s repurchase agreements:

	As of June 30, 2018
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$307	$-	$-	$-	$307
U.S. federal agency obligations	2,948	-	-	-	2,948
Agency mortgage-backed securities	5,162	-	-	-	5,162
Total	$8,417	$-	$-	$-	$8,417

	As of December 31, 2017
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,147	$-	$-	$-	$5,147
Agency mortgage-backed securities	8,362	-	-	-	8,362
Total	$13,509	$-	$-	$-	$13,509

Repurchase agreements are comprised of non-insured customer funds, totaling $8.4 million at June 30, 2018, and $13.5 million at December 31, 2017, which were secured by $16.2 million and $16.8 million of the Company’s investment portfolio at the same dates, respectively.

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2018	2017	2018	2017
Non-interest income:
Service charges on deposits
Overdraft fees	$783	$915	$1,580	$1,769
Other	135	137	273	282
Interchange income	516	425	958	786
Loan servicing fees (1)	337	320	673	639
Office lease income (1)	156	150	308	300
Gains on sales of loans (1)	1,468	1,692	2,629	3,081
Bank owned life insurance income (1)	162	119	321	236
Gains on sales of investment securities (1)	-	177	35	324
Gains on sales of real estate owned	-	25	1	10
Other	696	241	876	415
Total non-interest income	$4,253	$4,201	$7,654	$7,842

(1) Not within the scope of ASC 606.

The increase in other non-interest income during the three and six months ended June 30, 2018 was primarily the result of a $525,000 recovery on a deposit-related loss that occurred in the third quarter of 2017.

A description of the Company’s revenue streams within the scope of ASC 606 follows:

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first six months of 2018 or 2017.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2018 and December 31, 2017, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of June 30, 2018
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,883	$19,883	$-	$-	$19,883
Investment securities available-for-sale	398,137	1,952	396,185	-	398,137
Bank stocks, at cost	6,034	n/a	n/a	n/a	n/a
Loans, net	461,396	-	-	480,331	480,331
Loans held for sale, net	11,764	-	11,764	-	11,764
Derivative financial instruments	695	-	695	-	695
Accrued interest receivable	4,459	20	2,279	2,160	4,459

Financial liabilities:
Non-maturity deposits	$(642,106)	$(642,106)	$-	$-	$(642,106)
Time deposits	(123,185)	-	(120,775)	-	(120,775)
FHLB borrowings	(85,600)	-	(85,613)	-	(85,613)
Subordinated debentures	(21,584)	-	(19,522)	-	(19,522)
Other borrowings	(8,417)	-	(8,417)	-	(8,417)
Derivative financial instruments	(97)	-	(97)	-	(97)
Accrued interest payable	(349)	-	(349)	-	(349)

	As of December 31, 2017
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$16,584	$16,584	$-	$-	$16,584
Investment securities available-for-sale	387,983	1,998	385,985	-	387,983
Bank stocks, at cost	5,423	n/a	n/a	n/a	n/a
Loans, net	433,743	-	-	436,910	436,910
Loans held for sale	6,535	-	6,535	-	6,535
Derivative financial instruments	395	-	395	-	395
Accrued interest receivable	4,409	20	2,234	2,155	4,409

Financial liabilities:
Non-maturity deposits	(642,281)	(642,281)	-	-	(642,281)
Time deposits	(123,277)	-	(121,298)	-	(121,298)
FHLB borrowings	(31,600)	-	(31,706)	-	(31,706)
Subordinated debentures	(21,484)	-	(19,134)	-	(19,134)
Other borrowings	(13,509)	-	(13,509)	-	(13,509)
Accrued interest payable	(274)	-	(274)	-	(274)

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

The Company’s common stock investments are valued based on quoted exchange prices and classified as Level 1. As of January 1, 2018, the common stocks were transferred out of the available-for-sale classification. The common stock investments were sold during the second quarter of 2018.

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

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2018 or during the year ended December 31, 2017.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2018
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$1,952	$1,952	$-	$-
U. S. federal agency obligations	13,677	-	13,677	-
Municipal obligations, tax exempt	179,539	-	179,539	-
Municipal obligations, taxable	54,640	-	54,640	-
Agency mortgage-backed securities	140,549	-	140,549	-
Certificates of deposit	7,780	-	7,780	-
Loans held for sale	11,764	-	11,764	-
Derivative financial instruments	695	-	695	-
Liability:
Derivative financial instruments	(97)	-	(97)	-

		As of December 31, 2017
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$1,990	$1,990	$-	$-
U. S. federal agency obligations	16,492	-	16,492	-
Municipal obligations, tax exempt	184,738	-	184,738	-
Municipal obligations, taxable	57,976	-	57,976	-
Agency mortgage-backed securities	117,555	-	117,555	-
Certificates of deposit	9,224	-	9,224	-
Common stocks	8	8	-	-
Loans held for sale	6,535	-	6,535	-
Derivative financial instruments	395	-	395	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
(Dollars in thousands)	June 30, 2018	December 31, 2017
Aggregate fair value	$11,764	$6,535
Contractual balance	11,484	6,420
Gain	$280	$115

The total amount of gains from changes in fair value of loans held for sale included in earnings were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest income	$98	$79	$146	$124
Change in fair value	264	60	165	169
Total change in fair value	$362	$139	$311	$293

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $9.0 million and $9.8 million, with an allocated allowance of $853,000 and $642,000, at June 30, 2018 and December 31, 2017, respectively.

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

The following tables represent the Company’s financial instruments that are measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of June 30, 2018			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$171	$-	$-	$171	$(15)
Commercial real estate	1,779	-	-	1,779	2
Commercial	1,301	-	-	1,301	(338)
Agriculture	233	-	-	233	(1)

		As of December 31, 2017			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$171	$-	$-	$171	$(73)
Construction and land	1,499	-	-	1,499	(102)
Commercial real estate	33	-	-	33	12
Commercial	1,600	-	-	1,600	(304)
Agriculture	264	-	-	264	65
Real estate owned:
One-to-four family residential real estate	325	-	-	325	(68)
Commercial real estate	85	-	-	85	(50)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of June 30, 2018
Impaired loans:
One-to-four family residential real estate	$171	Sales comparison	Adjustment to appraised value	7%-50%
Commercial real estate	1,799	Sales comparison	Adjustment to appraised value	7%-25%
Commercial	1,301	Sales comparison	Adjustment to comparable sales	10%-25%
Agriculture	233	Sales comparison	Adjustment to appraised value	0%-50%

As of December 31, 2017
Impaired loans:
One-to-four family residential real estate	$171	Sales comparison	Adjustment to appraised value	16%-50%
Construction and land	1,499	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	33	Sales comparison	Adjustment to appraised value	0%-91%
Commercial	1,600	Sales comparison	Adjustment to comparable sales	15%-50%
Agriculture	264	Sales comparison	Adjustment to appraised value	0%-50%
Real estate owned:
One-to-four family residential real estate	325	Sales comparison	Adjustment to appraised value	10%
Commercial real estate	85	Sales comparison	Adjustment to appraised value	10%

9. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2018, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of June 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2018 and December 31, 2017:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of June 30, 2018
Leverage	$94,793	10.10%	$37,556	4.0%
Common Equity Tier 1 Capital	73,860	12.93%	36,426	6.4%
Tier 1 Capital	94,793	16.59%	44,996	7.9%
Total Risk Based Capital	100,768	17.64%	56,424	9.9%

As of December 31, 2017
Leverage	$88,605	9.80%	$36,180	4.0%
Common Equity Tier 1 Capital	68,269	12.83%	30,590	5.8%
Tier 1 Capital	88,605	16.65%	38,571	7.3%
Total Risk Based Capital	94,208	17.71%	49,211	9.3%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 1.875% for June 30, 2018 and 1.25% for December 31, 2017

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at June 30, 2018 and December 31, 2017:

					To be well-capitalized under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of June 30, 2018
Leverage	$92,978	9.93%	$37,451	4.0%	$46,814	5.0%
Common Equity Tier 1 Capital	92,978	16.30%	36,355	6.4%	37,068	6.5%
Tier 1 Capital	92,978	16.30%	44,909	7.9%	45,622	8.0%
Total Risk Based Capital	98,953	17.35%	56,314	9.9%	57,027	10.0%

As of December 31, 2017
Leverage	$86,808	9.62%	$36,097	4.0%	$44,105	5.0%
Common Equity Tier 1 Capital	86,808	16.35%	30,529	5.8%	33,222	6.5%
Tier 1 Capital	86,808	16.35%	38,493	7.3%	40,888	8.0%
Total Risk Based Capital	92,407	17.40%	49,112	9.3%	51,110	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 1.875% for June 30, 2018 and 1.25% for December 31, 2017.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a financial holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank, and in the insurance business through its wholly-owned subsidiary, Landmark Risk Management, Inc. References to the “Company,” “we,” “us,” and “our” refer collectively to Landmark Bancorp, Inc., Landmark National Bank and Landmark Risk Management, Inc. The Company is listed on the Nasdaq Global Market under the symbol “LARK.” The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of holding and acquiring quality assets while growing our commercial, commercial real estate and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees, gains from the sale of newly originated loans, gains or losses on investments and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, federal deposit insurance costs, data processing expenses, provision for loan losses, and certain other non-interest expenses.

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

Summary of Results. During the second quarter of 2018, we recorded net earnings of $2.8 million, which was an increase of $462,000, or 19.4%, from the $2.4 million of net earnings in the second quarter of 2017. During the first six months of 2018, we recorded net earnings of $4.9 million, which was an increase of $356,000, or 7.8%, from the $4.6 million of net earnings in the first six months of 2017.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net earnings:
Net earnings	$2,845	$2,383	$4,944	$4,588
Basic earnings per share (1)	$0.69	$0.59	$1.20	$1.13
Diluted earnings per share (1)	$0.68	$0.58	$1.19	$1.11
Earnings ratios:
Return on average assets (1)	1.20%	1.04%	1.06%	1.01%
Return on average equity (1)	13.49%	10.78%	11.69%	10.62%
Equity to total assets	8.83%	10.00%	8.83%	10.00%
Net interest margin (2) (3)	3.33%	3.41%	3.33%	3.40%
Dividend payout ratio	29.41%	33.33%	33.61%	34.48%

(1)	Per share values for the periods ended June 30, 2017 have been adjusted to give effect to the 5% stock dividend paid during December 2017.

(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate for the three and six months ended June 30, 2018 and a 34% rate for the three and six months ended June 30, 2017

Interest Income. Interest income of $8.1 million for the quarter ended June 30, 2018 increased $627,000, or 8.4%, as compared to the same period of 2017. Interest income on loans increased $464,000, or 8.8%, to $5.7 million for the quarter ended June 30, 2018, compared to the same period of 2017 due primarily to an increase in our average loan balances, which increased from $428.4 million in the second quarter of 2017 to $452.5 million in the second quarter of 2018. Also contributing to the increase in interest income were higher yields on loans, which increased from 4.96% in the second quarter of 2017 to 5.10% in the second quarter of 2018. Interest income on investment securities increased $163,000, or 7.5%, to $2.3 million for the second quarter of 2018, as compared to $2.2 million in the same period of 2017. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $398.3 million during the second quarter of 2017 to $402.3 million during the second quarter of 2018.

Interest income of $15.7 million for the six months ended June 30, 2018 increased $1.0 million, or 7.1%, as compared to the same period of 2017. Interest income on loans increased $789,000, or 7.6%, to $11.1 million for the six months ended June 30, 2018, compared to the same period of 2017 due primarily to an increase in our average loan balances, which increased from $424.5 million during the first six months of 2017 to $445.3 million during the first six months of 2018. Also contributing to the increase in interest income were higher yields on loans, which increased from 4.93% in the first six months of 2017 to 5.04% in the first six months of 2018. Interest income on investment securities increased $251,000, or 5.8%, to $4.6 million for the first six months of 2018, as compared to $4.3 million in the same period of 2017. The increase in interest income on investment securities was primarily the result of an increase in our average balance of investment securities from $395.9 million during the first six months of 2017 to $398.5 million during the first six months of 2018.

Interest Expense. Interest expense during the quarter ended June 30, 2018 increased $367,000, or 41.7%, to $1.2 million as compared to the same period of 2017. Interest expense on interest-bearing deposits increased $237,000, or 60.2%, to $631,000 for the quarter ended June 30, 2018 as compared to the same period of 2017. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $590.1 million in the second quarter of 2017 to $597.5 million in the second quarter of 2018. The average rate of interest-bearing deposits increased 0.15% for the second quarter of 2018 to 0.42% as compared to 0.27% in the same period of 2017. For the second quarter of 2018, interest expense on borrowings increased $130,000, or 26.7%, to $616,000 as compared to the same period of 2017, due to an increase in our average outstanding borrowings, which increased from $68.5 million in the second quarter of 2017 to $91.6 million in the same period of 2018. Partially offsetting the higher average outstanding borrowings were lower average rates on our borrowings which decreased to 2.70% for the second quarter of 2018 compared to 2.84% for the same period of 2017, due to maturity of higher interest borrowings.

Interest expense during the six months ended June 30, 2018 increased $554,000, or 32.6%, to $2.3 million as compared to the same period of 2017. Interest expense on interest-bearing deposits increased $440,000, or 60.1%, to $1.2 million for the six months ended June 30, 2018 as compared to the same period of 2017. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $588.8 million in the first six months of 2017 to $599.9 million in the same period of 2018. The average rate of interest-bearing deposits increased 0.14% for the first six months of 2018 to 0.39% as compared to 0.25% in the same period of 2017. For the first six months of 2018, interest expense on borrowings increased $114,000, or 11.8%, to $1.1 million as compared to the same period of 2017, due to an increase in our average outstanding borrowings, which increased from $70.1 million in the first six months of 2017 to $79.5 million in the first six months of 2018. Partially offsetting the higher average outstanding borrowings were lower average rates on our borrowings which decreased to 2.74% for the first six months of 2018 compared to 2.78% for the same period of 2017.

Net Interest Income. Net interest income increased $260,000, or 4.0%, to $6.8 million for the second quarter of 2018 compared to the same period of 2017. The increase in net interest income was primarily a result of an increase of 2.9% in average interest-earning assets, from $831.3 million in the second quarter of 2017 to $855.4 million for the same period of 2018. Our net interest margin, on a tax-equivalent basis, decreased from 3.41% during the second quarter of 2017 to 3.33% in the same period of 2018. The decrease in net interest margin was primarily a result of the reduction of federal corporate income tax rates from 34% in 2017 to 21% in 2018 following enactment of the federal tax reform legislation in December 2017. The lower income tax rate reduced the tax equivalent yield on our tax exempt municipal investments and loans.

Net interest income increased $486,000, or 3.8%, to $13.4 million for the first six months of 2018 compared to the same period of 2017. The increase was primarily a result of a 2.1% increase in average interest-earning assets, from $827.1 million in the first six months of 2017 to $844.9 million in the first six months of 2018. Net interest margin, on a tax-equivalent basis, decreased from 3.40% in the first six months of 2017 to 3.33% in the same period of 2018. The decrease in net interest margin was primarily a result of the reduction in 2018 federal corporate income tax rates and the related effect on our tax equivalent adjustment.

Our net interest income and net interest margin may continue to decline if short-term interest rates continue to increase and we are unable to continue to reprice our loans higher or grow our average balances while our cost of interest-bearing deposits and borrowings increase. See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on asset yields, liability rates and net interest margin.

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

During the second quarter of 2018, we recorded a provision for loan losses of $250,000 compared to $100,000 in the second quarter of 2017. We recorded net loan charge-offs of $59,000 during the second quarter of 2018 compared to net loan charge-offs of $101,000 during the second quarter of 2017.

During the first six months of 2018, we recorded a provision for loan losses of $450,000 compared to $150,000 during the same period of 2017. We recorded net loan charge-offs of $74,000 during the six months ended June 30, 2018 compared to $168,000 during the same period of 2017.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $4.3 million in the second quarter of 2018, an increase of $52,000, or 1.2%, compared to the second quarter of 2017. This was primarily the result of an increase of $519,000 in other non-interest income, which reflects $525,000 of recoveries on a deposit-related loss that occurred in the third quarter of 2017. Partially offsetting those recoveries were decreases of $224,000 in gains on sale of loans, $177,000 of gains on sales of investment securities and $109,000 in fees and service charges. Our gains on sales of loans were impacted by lower volumes of one-to-four family residential real estate loans originated for sale while a decline in overdraft fees impacted our fees and service charges.

Total non-interest income was $7.7 million in the first six months of 2018, a decrease of $188,000, or 2.4%, compared to the same period of 2017. This change was primarily the result of a decline of $452,000 in gains on sales of loans, as the volume of one-to-four family residential real estate loans originated for sale in the first six months of 2018 was lower than in the same period of 2017. Also contributing to the decline in non-interest income were lower gains on sales of investment securities during the first six months of 2018 of $35,000 compared to $324,000 in the same period of 2017. Partially offsetting the declines was an increase of $536,000 in other non-interest income which reflects $525,000 of recoveries on the deposit-related loss.

Non-interest Expense. Non-interest expense totaled $7.6 million for the second quarter of 2018, an increase of $14,000, or 0.2%, from $7.6 million for the second quarter of 2017. The increase was primarily due to increases of $82,000 in other non-interest expense and $48,000 in compensation and benefits in the second quarter of 2018 as compared to the second quarter of 2017. Those increases were partially offset by decreases of $46,000 in professional fees and $45,000 in amortization expense.

Non-interest expense totaled $15.0 million for the first six months of 2018, an increase of $393,000, or 2.7%, from $14.6 million for the first six months of 2017. The increase was primarily related to an increase of $301,000 in other non-interest expense which was impacted by the accrual of loss reserves at our captive insurance subsidiary and increases in various other expense categories. Also contributing to higher non-interest expense were increases of $80,000 in compensation and benefits, $74,000 in data processing and $52,000 in professional fees. Those increases were partially offset by decreases of $76,000 in foreclosure and other real estate expense and $66,000 in amortization expense.

Income Tax Expense. During the second quarter of 2018, we recorded income tax expense of $428,000, compared to $742,000 during the same period of 2017. Our effective tax rate decreased from 23.7% in the second quarter of 2017 to 13.0% in the second quarter of 2018 primarily as a result of the reduction of federal corporate income tax rates from 34% in 2017 to 21% in 2018 following the enactment of the federal tax reform legislation in December 2017.

We recorded income tax expense of $684,000 for the first six months of 2018 compared to $1.4 million in the same period of 2017. Our effective tax rate decreased from 23.8% in the first half of 2017 to 12.2% in the first half of 2018 primarily as a result of the reduction in 2018 federal corporate income tax rates.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $48.7 million, or 5.2%, to $978.2 million at June 30, 2018, compared to $929.5 million at December 31, 2017. Net loans increased $27.7 million, or 6.4%, to $461.4 million at June 30, 2018, compared to $433.7 million at year-end 2017. Investment securities increased $10.8 million, or 2.7%, to $404.2 million at June 30, 2018, from $393.4 million at December 31, 2017.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At June 30, 2018 our allowance for loan losses totaled $5.8 million, or 1.25% of gross loans outstanding, compared to $5.5 million, or 1.24% of gross loans outstanding, at December 31, 2017.

As of June 30, 2018 and December 31, 2017, approximately $24.4 million and $16.3 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for loan losses was sufficient to cover the risks and probable incurred losses related to such loans at June 30, 2018 and December 31, 2017, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.5 million, or 0.33% of gross loans, at June 30, 2018, compared to $1.4 million, or 0.31% of gross loans, at December 31, 2017. At June 30, 2018, $5.3 million in loans were on non-accrual status, or 1.13% of gross loans, compared to $6.0 million, or 1.38% of gross loans, at December 31, 2017. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at June 30, 2018 or December 31, 2017. Our impaired loans totaled $9.0 million at June 30, 2018 compared to $9.8 million at December 31, 2017. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2018 and December 31, 2017 was related to TDRs that were accruing interest but still classified as impaired.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At June 30, 2018, we had $452,000 of real estate owned compared to $436,000 at December 31, 2017. As of June 30, 2018, real estate owned primarily consisted of residential real estate and commercial properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $267,000 in total deposits during the first six months of 2018, to $765.3 million at June 30, 2018, from $765.6 million at December 31, 2017. The decrease in deposits was primarily due to decreased balances of money market and checking and time deposit accounts. This decrease was partially offset by higher balances of non-interest bearing and savings accounts.

Non-interest-bearing deposits at June 30, 2018, were $172.1 million, or 22.5% of deposits, compared to $160.5 million, or 21.0% of deposits, at December 31, 2017. Money market and checking deposit accounts were 48.8% of our deposit portfolio and totaled $373.8 million at June 30, 2018, compared to $388.3 million, or 50.7% of deposits, at December 31, 2017. Savings accounts increased to $96.2 million, or 12.6% of deposits, at June 30, 2018, from $93.5 million, or 12.2% of deposits, at December 31, 2017. Certificates of deposit totaled $123.2 million, or 16.1% of deposits, at June 30, 2018, compared to $123.3 million, or 16.1% of deposits, at December 31, 2017.

Certificates of deposit at June 30, 2018, scheduled to mature in one year or less, totaled $86.7 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $49.0 million to $115.6 million at June 30, 2018, from $66.6 million at December 31, 2017. The increase in total borrowings was primarily due to an increase in our FHLB borrowings from $31.6 million at December 31, 2017 to $85.6 million at June 30, 2018, which was primarily the result of funding our growth in loans and investment securities during the first six months of 2018.

Cash Flows. During the six months ended June 30, 2018, our cash and cash equivalents increased by $3.3 million. Our operating activities provided cash of $3.4 million during the first six months of 2018. Our investing activities used net cash of $47.6 million during the first six months of 2018, primarily as a result of the purchase of investment securities and an increase in our loan balances. Financing activities provided net cash of $47.5 million during the first six months of 2018, primarily as a result of increased FHLB borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $418.0 million at June 30, 2018 and $404.6 million at December 31, 2017. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At June 30, 2018, we had an outstanding FHLB advance of $5.0 million and $80.6 million of borrowings against our line of credit with the FHLB. At June 30, 2018, we had collateral pledged to the FHLB that would allow us to borrow an additional $8.9 million, subject to FHLB credit requirements and policies. At June 30, 2018, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $14.0 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at June 30, 2018. At June 30, 2018, we had subordinated debentures totaling $21.6 million and other borrowings of $8.4 million, which consisted of $8.4 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2018, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2018.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $859,000 at June 30, 2018.

At June 30, 2018, we had outstanding loan commitments, excluding standby letters of credit, of $79.8 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% effective on January 1, 2017, was 1.875% effective on January 1, 2018, and will increase to 2.5% on January 1, 2019. As of June 30, 2018 and December 31, 2017, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of June 30, 2018, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended June 30, 2018, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and do other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2018. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2018, approximately $12.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
(Dollars in thousands)	June 30, 2018			June 30, 2017
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$645	$3	1.87%	$4,566	$9	0.79%
Investment securities (1)	402,266	2,599	2.59%	398,328	2,651	2.67%
Loans receivable, net (2)	452,462	5,752	5.10%	428,424	5,297	4.96%
Total interest-earning assets	855,373	8,354	3.92%	831,318	7,957	3.84%
Non-interest-earning assets	95,646			91,856
Total	$951,019			$923,174

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$378,682	$436	0.46%	$360,528	$236	0.26%
Savings accounts	96,454	7	0.03%	94,047	7	0.03%
Time deposit	122,381	188	0.62%	135,512	151	0.45%
Total deposits	597,517	631	0.42%	590,087	394	0.27%
FHLB advances and other borrowings	91,612	616	2.70%	68,549	486	2.84%
Total interest-bearing liabilities	689,129	1,247	0.73%	658,636	880	0.54%
Non-interest-bearing liabilities	177,271			175,859
Stockholders’ equity	84,619			88,679
Total	$951,019			$923,174

Interest rate spread (3)			3.19%			3.30%
Net interest margin (4)		$7,107	3.33%		$7,077	3.41%
Tax-equivalent interest - imputed		271			501
Net interest income		$6,836			$6,576

Ratio of average interest-earning assets to average interest-bearing liabilities			124.1%			126.2%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
(Dollars in thousands)	June 30, 2018			June 30, 2017
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$1,024	$9	1.77%	$6,676	$27	0.82%
Investment securities (1)	398,536	5,076	2.57%	395,947	5,237	2.67%
Loans receivable, net (2)	445,301	11,140	5.04%	424,495	10,369	4.93%
Total interest-earning assets	844,861	16,225	3.87%	827,118	15,633	3.81%
Non-interest-earning assets	94,417			91,448
Total	$939,278			$918,566

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$379,335	$804	0.43%	$357,950	$417	0.23%
Savings accounts	95,708	14	0.03%	92,670	14	0.03%
Time deposit	124,900	354	0.57%	138,228	301	0.44%
Total deposits	599,943	1,172	0.39%	588,848	732	0.25%
FHLB advances and other borrowings	79,532	1,082	2.74%	70,135	968	2.78%
Total interest-bearing liabilities	679,475	2,254	0.67%	658,983	1,700	0.52%
Non-interest-bearing liabilities	174,544			172,486
Stockholders’ equity	85,259			87,097
Total	$939,278			$918,566

Interest rate spread (3)			3.20%			3.29%
Net interest margin (4)		$13,971	3.33%		$13,933	3.40%
Tax-equivalent interest - imputed		541			989
Net interest income		$13,430			$12,944

Ratio of average interest-earning assets to average interest-bearing liabilities			124.3%			125.5%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

(Dollars in thousands)	Three months ended June 30,			Six months ended June 30,
	2018 vs 2017			2018 vs 2017
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at banks	$10	$(16)	$(6)	$49	$(67)	$(18)
Investment securities	26	(78)	$(52)	34	(195)	$(161)
Loans	303	152	$455	530	241	$771
Total	339	58	397	613	(21)	592
Interest expense:
Deposits	5	232	237	14	426	440
Borrowings	152	(22)	130	128	(14)	114
Total	157	210	367	142	412	554
Net interest income	$182	$(152)	$30	$471	$(433)	$38

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2018, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(2,393)	(8.1)%
100 basis point rising	$(1,198)	(4.0)%
100 basis point falling	$450	1.5%
200 basis point falling	$81	(0.3)%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of cyber-attacks.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2018 and June 30, 2017; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2018 and June 30, 2017; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017; (v) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2018 and June 30, 2017; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 8, 2018	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

