Form 10-Q
period 2018-09-30
LANDMARK BANCORP INC
filed 2018-11-08
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of November 7, 2018, the issuer had outstanding 4,162,779 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and cash equivalents	$16,286	$16,584
Investment securities available-for-sale, at fair value	376,039	387,983
Bank stocks, at cost	5,025	5,423
Loans, net of allowance for loans losses of $5,889 at Septemer 30, 2018 and $5,459 at December 31, 2017	475,497	433,743
Loans held for sale, at fair value	7,728	6,535
Premises and equipment, net	21,225	20,824
Bank owned life insurance	24,179	23,698
Goodwill	17,532	17,532
Other intangible assets, net	3,230	3,659
Real estate owned, net	139	436
Accrued interest and other assets	15,450	13,037
Total assets	$962,330	$929,454

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$173,392	$160,496
Money market and checking	352,073	388,311
Savings	95,404	93,474
Time	146,407	123,277
Total deposits	767,276	765,558

Federal Home Loan Bank borrowings	60,300	31,600
Subordinated debentures	21,634	21,484
Other borrowings	13,793	13,509
Accrued interest, taxes, and other liabilities	12,517	9,681
Total liabilities	875,520	841,832

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,162,779 and 4,081,659 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	42	41
Additional paid-in capital	58,460	57,772
Retained earnings	35,702	30,214
Accumulated other comprehensive loss	(7,394)	(405)
Total stockholders’ equity	86,810	87,622
Total liabilities and stockholders’ equity	$962,330	$929,454

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans:
Taxable	$6,168	$5,359	$17,227	$15,624
Tax-exempt	152	33	216	102
Investment securities:
Taxable	1,341	1,133	3,843	3,527
Tax-exempt	985	996	3,044	2,912
Total interest income	8,646	7,521	24,330	22,165
Interest expense:
Deposits	833	418	2,005	1,150
Borrowings	633	501	1,715	1,469
Total interest expense	1,466	919	3,720	2,619
Net interest income	7,180	6,602	20,610	19,546
Provision for loan losses	450	100	900	250
Net interest income after provision for loan losses	6,730	6,502	19,710	19,296
Non-interest income:
Fees and service charges	1,812	1,896	5,376	5,528
Gains on sales of loans, net	1,476	1,220	4,105	4,301
Bank owned life insurance	160	514	481	750
(Losses) gains on sales of investment securities, net	(15)	39	20	363
Other	1,134	267	2,239	852
Total non-interest income	4,567	3,936	12,221	11,794

Non-interest expense:
Compensation and benefits	4,244	3,933	11,999	11,608
Occupancy and equipment	1,108	1,107	3,258	3,228
Professional fees	386	478	1,204	1,244
Data processing	394	360	1,135	1,027
Amortization of intangibles	278	320	838	946
Advertising	166	166	498	498
Federal deposit insurance premiums	73	74	217	219
Foreclosure and real estate owned expense	24	(18)	49	83
Deposit-related loss	-	8,082	-	8,082
Other	1,039	1,120	3,520	3,316
Total non-interest expense	7,712	15,622	22,718	30,251
Earnings (loss) before income taxes	3,585	(5,184)	9,213	839
Income tax expense (benefit)	565	(2,523)	1,249	(1,088)
Net earnings (loss)	$3,020	$(2,661)	$7,964	$1,927
Earnings (loss) per share:
Basic (1)	$0.73	$(0.65)	$1.93	$0.47
Diluted (1)	$0.72	$(0.65)	$1.92	$0.47
Dividends per share (1)	$0.20	$0.19	$0.60	$0.57

(1)	Per share amounts for the periods ended September 30, 2017 have been adjusted to give effect to the 5% stock dividend paid during December 2017.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017

Net earnings (loss)	$3,020	$(2,661)	$7,964	$1,927

Net unrealized holding (losses) gains on available-for-sale securities	(2,530)	(973)	(9,229)	4,046
Reclassification adjustment for net losses (gains) included in earnings	15	(39)	(20)	(363)
Net unrealized (losses) gains	(2,515)	(1,012)	(9,249)	3,683
Income tax effect on net losses (gains) included in earnings	(4)	15	5	134
Income tax effect on net unrealized holding losses (gains)	621	359	2,262	(1,511)
Other comprehensive (loss) income	(1,898)	(638)	(6,982)	2,306

Total comprehensive income (loss)	$1,122	$(3,299)	$982	$4,233

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2017	$38	$51,968	$34,293	$(1,348)	$84,951
Net earnings	-	-	1,927	-	1,927
Other comprehensive income	-	-	-	2,306	2,306
Dividends paid ($0.57 per share)	-	-	(2,323)	-	(2,323)
Stock-based compensation	-	119	-	-	119
Exercise of stock options, 2,968 shares	1	22	-	-	23
Balance at September 30, 2017	$39	$52,109	$33,897	$958	$87,003

Balance at January 1, 2018	$41	$57,772	$30,214	$(405)	$87,622
Net earnings	-	-	7,964	-	7,964
Other comprehensive loss	-	-	-	(6,982)	(6,982)
Dividends paid ($0.60 per share)	-	-	(2,483)	-	(2,483)
Stock-based compensation	-	155	-	-	155
Adjustment of common stock investments	-	-	7	(7)	-
Exercise of stock options, 70,587 shares,	1	533	-	-	534
Balance at September 30, 2018	$42	$58,460	$35,702	$(7,394)	$86,810

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$7,964	$1,927
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	900	250
Valuation allowance on real estate owned	12	92
Amortization of investment security premiums, net	1,454	1,415
Amortization of purchase accounting adjustment on loans	(184)	(149)
Amortization of purchase accounting adjustment on subordinated debentures	150	150
Amortization of intangibles	838	946
Depreciation	751	773
Increase in cash surrender value of bank owned life insurance	(481)	(750)
Stock-based compensation	155	119
Deferred income taxes	(643)	(1,060)
Net gains on sales of investment securities	(20)	(363)
Net losses (gains) on sales of premises and equipment and foreclosed assets	41	(17)
Net gains on sales of loans	(4,105)	(4,301)
Proceeds from sales of loans	126,745	132,015
Origination of loans held for sale	(123,833)	(130,780)
Changes in assets and liabilities:
Accrued interest and other assets	188	(1,033)
Accrued expenses, taxes, and other liabilities	1,122	(852)
Net cash provided by (used in) operating activities	11,054	(1,618)
Cash flows from investing activities:
Net increase in loans	(42,630)	(8,292)
Maturities and prepayments of investment securities	40,019	42,716
Purchases of investment securities	(58,176)	(55,820)
Proceeds from sales of investment securities	21,125	13,513
Proceeds from sales of common stock investments	7	-
Redemption of bank stocks	8,226	7,408
Purchase of bank stocks	(7,828)	(7,493)
Proceeds from sales of premises and equipment and foreclosed assets	304	707
Proceeds from bank owned life insurance	-	528
Purchase of bank owned life insurance	-	(5,000)
Purchases of premises and equipment, net	(1,152)	(1,367)
Net cash used in investing activities	(40,105)	(13,100)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,718	(8,510)
Federal Home Loan Bank advance borrowings	534,152	514,443
Federal Home Loan Bank advance repayments	(505,452)	(489,143)
Proceeds from other borrowings	284	100
Repayments on other borrowings	-	(1,096)
Proceeds from exercise of stock options	534	23
Payment of dividends	(2,483)	(2,323)
Net cash provided by financing activities	28,753	13,494
Net decrease in cash and cash equivalents	(298)	(1,224)
Cash and cash equivalents at beginning of period	16,584	19,996
Cash and cash equivalents at end of period	$16,286	$18,772

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2018	2017
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash (refund) payments for income taxes	$(1,000)	$800
Cash paid for interest	3,442	2,468

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	63	180
Investment securities purchases not yet settled	(1,714)	(1,604)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the nine month interim period ended September 30, 2018 are not necessarily indicative of the results expected for the year ending December 31, 2018 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

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

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update became effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU 2016-01 effective January 1, 2018. Effective January 1, 2018, changes in the value of the Company’s common stock investments are adjustments to the income statement. Additionally, the disclosure of fair value of the loan portfolio is presented using an exit price method instead of the discounted cash method previously utilized. Management has concluded that the requirements of this update did not have a material impact to the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments (a consensus of Emerging Issues Task Force). This ASU attempts to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The purpose of this update is to reduce existing diversity in practice in eight areas addressed by the update. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption was permitted. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of ASU 2016-15 did not result in any material changes to the Company’s consolidated financial statements and related disclosures.

2. Investments

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(56)	$1,943
U. S. federal agency obligations	15,177	2	(90)	15,089
Municipal obligations, tax exempt	161,474	148	(4,365)	157,257
Municipal obligations, taxable	53,834	81	(924)	52,991
Agency mortgage-backed securities	145,569	4	(4,594)	140,979
Certificates of deposit	7,780	-	-	7,780
Total	$385,833	$235	$(10,029)	$376,039

(Dollars in thousands)	As of December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(9)	$1,990
U. S. federal agency obligations	16,572	5	(85)	16,492
Municipal obligations, tax exempt	183,846	1,972	(1,080)	184,738
Municipal obligations, taxable	57,783	409	(216)	57,976
Agency mortgage-backed securities	119,096	92	(1,633)	117,555
Certificates of deposit	9,224	-	-	9,224
Common stocks	-	8	-	8
Total	$388,520	$2,486	$(3,023)	$387,983

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2018 and December 31, 2017. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of September 30, 2018
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$1,943	$(56)	$-	$-	$1,943	$(56)
U.S. federal agency obligations	11	5,135	(42)	9,733	(48)	14,868	(90)
Municipal obligations, tax exempt	333	91,206	(1,981)	45,530	(2,384)	136,736	(4,365)
Municipal obligations, taxable	110	31,740	(553)	15,644	(371)	47,384	(924)
Agency mortgage-backed securities	103	67,726	(1,468)	68,115	(3,126)	135,841	(4,594)
Total	558	$197,750	$(4,100)	$139,022	$(5,929)	$336,772	$(10,029)

(Dollars in thousands)		As of December 31, 2017
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$1,990	$(9)	$-	$-	$1,990	$(9)
U. S. federal agency obligations	14	7,989	(24)	8,272	(61)	16,261	(85)
Municipal obligations, tax exempt	178	37,299	(273)	31,930	(807)	69,229	(1,080)
Municipal obligations, taxable	73	18,792	(96)	9,744	(120)	28,536	(216)
Agency mortgage-backed securities	79	68,630	(620)	39,844	(1,013)	108,474	(1,633)
Total	345	$134,700	$(1,022)	$89,790	$(2,001)	$224,490	$(3,023)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the security and its belief that it was more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believed that the U.S. treasury security identified in the table above was temporarily impaired as of September 30, 2018 and December 31, 2017.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of September 30, 2018 and December 31, 2017.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. The Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2018 and December 31, 2017.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association (“GNMA”). The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of September 30, 2018 and December 31, 2017.

The table below sets forth amortized cost and fair value of investment securities at September 30, 2018. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$36,142	$36,019
Due after one year but within five years	171,631	166,709
Due after five years but within ten years	97,947	95,324
Due after ten years	80,113	77,987
Total	$385,833	$376,039

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017

Sales proceeds	$19,591	$54	$21,125	$13,513

Realized gains	$49	$39	$84	$387
Realized losses	(64)	-	(64)	(24)
Net realized losses	$(15)	$39	$20	$363

Securities with carrying values of $229.2 million and $232.5 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at September 30, 2018 and December 31, 2017, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

Effective January 1, 2018, the Company changed the classification of its common stock investments from available-for-sale with changes in fair value excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes to be carried at fair value with changes in fair value included in net earnings. The Company received $7,000 of proceeds from the sale of its remaining common stock investments during the nine months ended September 30, 2018.

3. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2018	2017

One-to-four family residential real estate	$136,995	$136,215
Construction and land	30,841	19,356
Commercial real estate	128,292	120,624
Commercial	67,898	54,591
Agriculture	91,376	83,008
Municipal	2,990	3,396
Consumer	23,012	22,046
Total gross loans	481,404	439,236
Net deferred loan costs and loans in process	(18)	(34)
Allowance for loan losses	(5,889)	(5,459)
Loans, net	$475,497	$433,743

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class:

(Dollars in thousands)	Three and nine months ended September 30, 2018
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at July 1, 2018	$439	$109	$1,466	$1,693	$2,005	$7	$116	$5,835
Charge-offs	-	-	-	(352)	-	-	(49)	(401)
Recoveries	1	-	-	1	-	-	3	5
Provision for loan losses	109	6	(19)	191	99	-	64	450
Balance at September 30, 2018	549	115	1,447	1,533	2,104	7	134	5,889

Balance at January 1, 2018	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459
Charge-offs	-	-	-	(381)	-	-	(126)	(507)
Recoveries	3	-	1	3	-	2	28	37
Provision for loan losses	4	(66)	(94)	685	292	(3)	82	900
Balance at September 30, 2018	549	115	1,447	1,533	2,104	7	134	5,889

(Dollars in thousands)	Three and nine months ended September 30, 2017
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at July 1, 2017	$499	$70	$1,709	$1,081	$1,772	$10	$185	$5,326
Charge-offs	-	-	-	-	-	-	(84)	(84)
Recoveries	1	-	-	10	-	14	12	37
Provision for loan losses	-	33	11	(82)	87	(15)	66	100
Balance at September 30, 2017	500	103	1,720	1,009	1,859	9	179	5,379

Balance at January 1, 2017	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344
Charge-offs	(19)	-	(61)	-	-	-	(249)	(329)
Recoveries	9	-	-	19	1	14	71	114
Provision for loan losses	6	50	4	(129)	174	(17)	162	250
Balance at September 30, 2017	500	103	1,720	1,009	1,859	9	179	5,379

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)	As of September 30, 2018
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	$190	$-	$13	$666	$-	$-	$1	$870
Collectively evaluated for loss	359	115	1,434	867	2,104	7	133	5,019
Total	$549	$115	$1,447	$1,533	$2,104	$7	$134	$5,889

Loan balances:
Individually evaluated for loss	$773	$1,616	$3,916	$2,013	$647	$58	$80	$9,103
Collectively evaluated for loss	136,222	29,225	124,376	65,885	90,729	2,932	22,932	472,301
Total	$136,995	$30,841	$128,292	$67,898	$91,376	$2,990	$23,012	$481,404

(Dollars in thousands)	As of December 31, 2017
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	$73	$102	$52	$391	$24	$-	$-	$642
Collectively evaluated for loss	469	79	1,488	835	1,788	8	150	4,817
Total	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459

Loan balances:
Individually evaluated for loss	$747	$2,031	$3,973	$2,002	$833	$140	$34	$9,760
Collectively evaluated for loss	135,468	17,325	116,651	52,589	82,175	3,256	22,012	429,476
Total	$136,215	$19,356	$120,624	$54,591	$83,008	$3,396	$22,046	$439,236

The Company’s impaired loans decreased from $9.8 million at December 31, 2017 to $9.1 million at September 30, 2018. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2018 and December 31, 2017, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis on impaired loans was immaterial during the three and nine month periods ended September 30, 2018 and 2017.

The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2018
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$773	$773	$450	$323	$190	$793	$7
Construction and land	3,351	1,616	1,616	-	-	1,817	42
Commercial real estate	3,916	3,916	3,880	36	13	3,926	365
Commercial	2,013	2,013	2	2,011	666	2,043	-
Agriculture	862	647	647	-	-	717	39
Municipal	58	58	58	-	-	58	1
Consumer	80	80	73	7	1	83	-
Total impaired loans	$11,053	$9,103	$6,726	$2,377	$870	$9,437	$454

(Dollars in thousands)	As of December 31, 2017
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to- date average loan balance	Year-to- date interest income recognized

One-to-four family residential real estate	$747	$747	$503	$244	$73	$774	$8
Construction and land	3,766	2,031	430	1,601	102	2,033	65
Commercial real estate	3,973	3,973	3,888	85	52	3,989	490
Commercial	2,002	2,002	11	1,991	391	2,082	-
Agriculture	1,048	833	545	288	24	912	1
Municipal	140	140	140	-	-	192	5
Consumer	34	34	34	-	-	35	-
Total impaired loans	$11,710	$9,760	$5,551	$4,209	$642	$10,017	$569

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days or more delinquent and accruing interest at September 30, 2018 or December 31, 2017.

The Company is currently in the process of foreclosure on a non-accrual and impaired commercial loan relationship consisting of a $1.8 million commercial real estate loan and $1.8 million of commercial loans. The Company allocated $610,000 of the allowance for loan losses against these loans as of September 30, 2018.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of September 30, 2018
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$129	$344	$-	$473	$588	$1,061	$135,934
Construction and land	157	116	-	273	671	944	29,897
Commercial real estate	227	-	-	227	1,792	2,019	126,273
Commercial	26	93	-	119	2,013	2,132	65,766
Agriculture	294	50	-	344	413	757	90,619
Municipal	-	-	-	-	-	-	2,990
Consumer	35	4	-	39	80	119	22,893
Total	$868	$607	$-	$1,475	$5,557	$7,032	$474,372

Percent of gross loans	0.18%	0.13%	0.00%	0.31%	1.15%	1.46%	98.54%

(Dollars in thousands)	As of December 31, 2017
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$101	$313	$-	$414	$552	$966	$135,249
Construction and land	-	4	-	4	779	783	18,573
Commercial real estate	22	209	-	231	1,841	2,072	118,552
Commercial	-	397	-	397	2,002	2,399	52,192
Agriculture	-	-	-	-	833	833	82,175
Municipal	-	-	-	-	-	-	3,396
Consumer	105	204	-	309	34	343	21,703
Total	$228	$1,127	$-	$1,355	$6,041	$7,396	$431,840

Percent of gross loans	0.05%	0.26%	0.00%	0.31%	1.37%	1.68%	98.32%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2018 and 2017 would have increased interest income by $205,000 and $79,000, respectively. No interest income related to non-accrual loans was included in interest income for the nine months ended September 30, 2018 and 2017.

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

The following table provides information on the Company’s risk categories by loan class:

(Dollars in thousands)	As of September 30, 2018		As of December 31, 2017
	Non-classified	Classified	Non-classified	Classified

One-to-four family residential real estate	$135,821	$1,174	$135,475	$740
Construction and land	29,896	945	18,577	779
Commercial real estate	118,293	9,999	114,736	5,888
Commercial	59,788	8,110	52,313	2,278
Agriculture	84,344	7,032	76,455	6,553
Municipal	2,990	-	3,396	-
Consumer	22,932	80	22,006	40
Total	$454,064	$27,340	$422,958	$16,278

At September 30, 2018, the Company had 10 loan relationships consisting of 14 outstanding loans that were classified as TDRs. There were no loans classified as TDRs during the third quarter of 2018. An agriculture loan relationship consisting of two loans that were originally classified as TDRs during 2015 and a municipal loan that was classified as a TDR in 2010 were both paid off in the third quarter of 2018. During the second quarter of 2018, the Company classified an agriculture loan totaling $64,000 as a TDR after originating a loan to an existing loan relationship that was classified as a TDR in 2016. As part of the restructuring the borrower paid off three loans previously classified as TDRs. Since the agriculture loan relationship was adequately secured, no impairments were recorded against the principal as of September 30, 2018. The Company also classified a $41,000 commercial loan as a TDR after extending the maturity of the loan during the second quarter of 2018. The commercial loan had a $11,000 impairment recorded against the principal balance as of September 30, 2018. There were no new loans classified as TDRs during the first three months of 2018.

During the third quarter of 2017, the Company classified one agriculture loan totaling $11,000 as a TDR after refinancing an existing loan to a loan relationship that was classified as a TDR in 2016. The Company also classified a one-to-four family residential real estate loan totaling $25,000 as a TDR after modifying the terms of the loan per a bankruptcy judgement. During the second quarter of 2017, the Company classified two agriculture loans totaling $87,000 as TDRs after renewing loans to an existing loan relationship that was classified as a TDR in 2016. During the first quarter of 2017, the Company classified an $11,000 commercial real estate loan as a TDR after extending the maturity of the loan and classified as a TDR a $15,000 agriculture loan extended to an existing loan relationship that was classified as a TDR in 2016. As of September 30, 2017, no impairments were recorded against the principal balances of loans classified as TDRs during 2017. Since the loans were adequately secured, no charge-offs were recorded against the principal balances of the loans classified as TDRs during 2017.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans that were classified as TDRs that defaulted within 12 months of modification during the first nine months of 2018. There was one commercial real estate loan totaling $11,000 that was classified as a TDR during the second quarter of 2017 which defaulted within 12 months of modification. The loan was charged off in the fourth quarter of 2017. The Company did not record any charge-offs against loans classified as TDRs in the first nine months of either 2018 or 2017. A credit provision for loan losses of $25,000 and $17,000 related to TDRs was recorded in the three months ended September 30, 2018 and 2017, respectively. A credit provision for loan losses of $116,000 and $30,000 related to TDRs was recorded in the nine months ended September 30, 2018 and 2017, respectively. The Company allocated $11,000 and $127,000 of the allowance for loan losses against loans classified as TDRs at September 30, 2018 and December 31, 2017, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)	As of September 30, 2018			As of December 31, 2017
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$185	2	$-	$194
Construction and land	4	527	945	4	575	1,252
Commercial real estate	2	-	2,124	3	45	2,133
Commercial	1	41	-	-	-	-
Agriculture	4	63	234	9	471	-
Municipal	1	-	58	2	-	140
Total troubled debt restructurings	14	$631	$3,546	20	$1,091	$3,719

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2017 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first nine months of 2018 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of September 30, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,540)	$527
Lease intangible asset	350	(222)	128
Mortgage servicing rights	6,489	(3,914)	2,575
Total other intangible assets	$8,906	$(5,676)	$3,230

(Dollars in thousands)	As of December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,381)	$686
Lease intangible asset	350	(188)	162
Mortgage servicing rights	6,285	(3,474)	2,811
Total other intangible assets	$8,702	$(5,043)	$3,659

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2018 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2018	$59
2019	214
2020	177
2021	121
2022	58
Thereafter	26
Total	$655

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	September 30,	December 31,
	2018	2017
FHLMC	$523,161	$517,863
FHLB	8,959	9,782
Total	$532,120	$527,645

Custodial escrow balances maintained in connection with serviced loans were $8.0 million and $4.4 million at September 30, 2018 and December 31, 2017, respectively. Gross service fee income related to such loans was $337,000 and $330,000 for the three months ended September 30, 2018 and 2017, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $1.0 million and $969,000 for the nine months ended September 30, 2018 and 2017, respectively.

Activity for mortgage servicing rights and the related valuation allowance was as follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Mortgage servicing rights:
Balance at beginning of period	$2,639	$2,813	$2,811	$2,849
Additions	150	260	409	702
Amortization	(214)	(247)	(645)	(725)
Balance at end of period	$2,575	$2,826	$2,575	$2,826

The fair value of mortgage servicing rights was $6.4 million and $5.6 million at September 30, 2018 and December 31, 2017, respectively. Fair value at September 30, 2018 was determined using discount rates ranging from 8.77% to 11.00%; prepayment speeds ranging from 6.00% to 19.90%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.36%. Fair value at December 31, 2017 was determined using discount rates ranging from 9.50% to 9.59%, prepayment speeds ranging from 5.23% to 33.39%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.26%.

The Company had a mortgage repurchase reserve of $235,000 at both September 30, 2018 and December 31, 2017, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first nine months of 2018 or 2017. As of September 30, 2018, the Company did not have any outstanding mortgage repurchase requests.

5. Earnings (loss) per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2018	2017	2018	2017
Net earnings (loss)	$3,020	$(2,661)	$7,964	$1,927

Weighted average common shares outstanding - basic (1)	4,158,016	4,066,470	4,136,091	4,064,629
Assumed exercise of stock options (1)	16,996	-	16,324	77,840
Weighted average common shares outstanding - diluted (1)	4,175,012	4,066,470	4,152,415	4,142,469
Net earnings (loss) per share (1):
Basic	$0.73	$(0.65)	$1.93	$0.47
Diluted	$0.72	$(0.65)	$1.92	$0.47

(1)	Share and per share values for the periods ended September 30, 2017 have been adjusted to give effect to the 5% stock dividend paid during December 2017.

The diluted earnings per share computations for the three months ended September 30, 2018 and 2017 excluded 29,387 and 177,170, respectively, unexercised stock options because their inclusion would have been anti-dilutive during such periods. The diluted earnings per share computations for the nine months ended September 30, 2018 and 2017 excluded 29,387 and 22,210, respectively, unexercised stock options because their inclusion would have been anti-dilutive during such periods.

6. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances of and collateral for the Company’s repurchase agreements:

	As of September 30, 2018
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$388	$-	$-	$-	$388
U.S. federal agency obligations	4,958	-	-	-	4,958
Agency mortgage-backed securities	8,447	-	-	-	8,447
Total	$13,793	$-	$-	$-	$13,793

	As of December 31, 2017
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,147	$-	$-	$-	$5,147
Agency mortgage-backed securities	8,362	-	-	-	8,362
Total	$13,509	$-	$-	$-	$13,509

Repurchase agreements are comprised of non-insured customer funds, totaling $13.8 million at September 30, 2018, and $13.5 million at December 31, 2017, which were secured by $16.9 million and $16.8 million of the Company’s investment portfolio at the same dates, respectively.

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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017
Non-interest income:
Service charges on deposits
Overdraft fees	$828	$941	$2,408	$2,710
Other	113	149	386	431
Interchange income	494	444	1,452	1,230
Loan servicing fees (1)	337	330	1,010	969
Office lease income (1)	160	153	468	453
Gains on sales of loans (1)	1,476	1,220	4,105	4,301
Bank owned life insurance income (1)	160	514	481	750
Gains (losses) on sales of investment securities (1)	(15)	39	20	363
Gains (losses) on sales of real estate owned	(42)	3	(41)	13
Other	1,056	159	1,932	574
Total non-interest income	$4,567	$3,952	$12,221	$11,794

(1)	Not within the scope of ASC 606.

The increase in other non-interest income during the three and nine months ended September 30, 2018 was primarily the result of recoveries of $888,000 and $1.4 million, respectively, on a deposit-related loss that occurred in the third quarter of 2017.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first nine months of 2018 or 2017.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2018 and December 31, 2017, are set forth below:

(Dollars in thousands)	As of September 30, 2018
	Carrying	Fair Value
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$16,286	$16,286	$-	$-	$16,286
Investment securities available-for-sale	376,039	1,943	374,096	-	376,039
Bank stocks, at cost	5,025	n/a	n/a	n/a	n/a
Loans, net	475,497	-	-	481,975	481,975
Loans held for sale	7,728	-	7,728	-	7,728
Derivative financial instruments	680	-	680	-	680
Accrued interest receivable	4,768	10	1,973	2,785	4,768

Financial liabilities:
Non-maturity deposits	$(620,869)	$(620,869)	$-	$-	$(620,869)
Time deposits	(146,407)	-	(143,979)	-	(143,979)
FHLB borrowings	(60,300)	-	(60,304)	-	(60,304)
Subordinated debentures	(21,634)	-	(19,541)	-	(19,541)
Other borrowings	(13,793)	-	(13,793)	-	(13,793)
Accrued interest payable	(402)	-	(402)	-	(402)

	As of December 31, 2017
	Carrying	Fair Value
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$16,584	$16,584	$-	$-	$16,584
Investment securities available-for-sale	387,983	1,998	385,985	-	387,983
Bank stocks, at cost	5,423	n/a	n/a	n/a	n/a
Loans, net	433,743	-	-	436,910	436,910
Loans held for sale	6,535	-	6,535	-	6,535
Derivative financial instruments	395	-	395	-	395
Accrued interest receivable	4,409	20	2,234	2,155	4,409

Financial liabilities:
Non-maturity deposits	$(642,281)	$(642,281)	$-	$-	$(642,281)
Time deposits	(123,277)	-	(121,298)	-	(121,298)
FHLB borrowings	(31,600)	-	(31,706)	-	(31,706)
Subordinated debentures	(21,484)	-	(19,134)	-	(19,134)
Other borrowings	(13,509)	-	(13,509)	-	(13,509)
Accrued interest payable	(274)	-	(274)	-	(274)

Off-Balance-Sheet Financial Instruments

The fair value of letters of credit and commitments to extend credit is based on the fees currently charged to enter into similar agreements. The aggregate amount of these fees is not material.

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of September 30, 2018
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$1,943	$1,943	$-	$-
U. S. federal agency obligations	15,089	-	15,089	-
Municipal obligations, tax exempt	157,257	-	157,257	-
Municipal obligations, taxable	52,991	-	52,991	-
Agency mortgage-backed securities	140,979	-	140,979	-
Certificates of deposit	7,780	-	7,780	-
Loans held for sale	7,728	-	7,728	-
Derivative financial instruments	680	-	680	-

		As of December 31, 2017
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$1,990	$1,990	$-	$-
U. S. federal agency obligations	16,492	-	16,492	-
Municipal obligations, tax exempt	184,738	-	184,738	-
Municipal obligations, taxable	57,976	-	57,976	-
Agency mortgage-backed securities	117,555	-	117,555	-
Certificates of deposit	9,224	-	9,224	-
Common stocks	8	8	-	-
Loans held for sale	6,535	-	6,535	-
Derivative financial instruments	395	-	395	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2018	2017
Aggregate fair value	$7,728	$6,535
Contractual balance	7,633	6,420
Gain	$95	$115

The total amount of gains from changes in fair value of loans held for sale included in earnings were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest income	$100	$73	$246	$197
Change in fair value	(185)	(86)	(20)	83
Total change in fair value	$(85)	$(13)	$226	$280

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $9.1 million and $9.8 million, with an allocated allowance of $870,000 and $642,000, at September 30, 2018 and December 31, 2017, respectively.

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

The following tables represent the Company’s financial instruments that are measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of September 30, 2018			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$133	$-	$-	$133	$(120)
Commercial real estate	23	-	-	23	(278)
Commercial	1,345	-	-	1,345	3
Real estate owned:
One-to-four family residential real estate	51	-	-	51	(12)

		As of December 31, 2017			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$171	$-	$-	$171	$(73)
Construction and land	1,499	-	-	1,499	(102)
Commercial real estate	33	-	-	33	12
Commercial	1,600	-	-	1,600	(304)
Agriculture	264	-	-	264	65
Real estate owned:
One-to-four family residential real estate	325	-	-	325	(68)
Commercial real estate	85	-	-	85	(50)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2018
Impaired loans:
One-to-four family residential real estate	$133	Sales comparison	Adjustment to appraised value	0%-20%
Commercial real estate	23	Sales comparison	Adjustment to appraised value	0%
Commercial	1,345	Sales comparison	Adjustment to comparable sales	15%-90%
Real estate owned:
One-to-four family residential real estate	51	Sales comparison	Adjustment to appraised value	6%-10%

As of December 31, 2017
Impaired loans:
One-to-four family residential real estate	$171	Sales comparison	Adjustment to appraised value	16%-50%
Construction and land	1,499	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	33	Sales comparison	Adjustment to appraised value	0%-91%
Commercial	1,600	Sales comparison	Adjustment to comparable sales	15%-50%
Agriculture	264	Sales comparison	Adjustment to appraised value	0%-50%
Real estate owned:
One-to-four family residential real estate	325	Sales comparison	Adjustment to appraised value	10%
Commercial real estate	85	Sales comparison	Adjustment to appraised value	10%

9. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2018, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The Company and the Bank are subject to the capital rules that implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Basel III Rules”). The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $3.0 billion).

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% during 2017, is 1.875% during 2018, and will increase to its final level of 2.5% on January 1, 2019.

As of September 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2018 and December 31, 2017:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of September 30, 2018
Leverage	$97,224	10.22%	$38,036	4.0%
Common Equity Tier 1 Capital	76,241	12.97%	37,460	6.4%
Tier 1 Capital	97,224	16.55%	46,274	7.9%
Total Risk Based Capital	103,253	17.57%	58,026	9.9%

As of December 31, 2017
Leverage	$88,605	9.80%	$36,180	4.0%
Common Equity Tier 1 Capital	68,269	12.83%	30,590	5.8%
Tier 1 Capital	88,605	16.65%	38,571	7.3%
Total Risk Based Capital	94,208	17.71%	49,211	9.3%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 1.875% for September 30, 2018 and 1.25% for December 31, 2017

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2018 and December 31, 2017:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of September 30, 2018
Leverage	$95,263	10.05%	$37,927	4.0%	$47,408	5.0%
Common Equity Tier 1 Capital	95,263	16.24%	37,395	6.4%	38,129	6.5%
Tier 1 Capital	95,263	16.24%	46,194	7.9%	46,928	8.0%
Total Risk Based Capital	101,292	17.27%	57,926	9.9%	58,659	10.0%

As of December 31, 2017
Leverage	$86,808	9.62%	$36,097	4.0%	$45,122	5.0%
Common Equity Tier 1 Capital	86,808	16.35%	30,529	5.8%	34,511	6.5%
Tier 1 Capital	86,808	16.35%	38,493	7.3%	42,475	8.0%
Total Risk Based Capital	92,407	17.40%	49,112	9.3%	53,094	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 1.875% for September 30, 2018 and 1.25% for December 31, 2017.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public entities, the amendments of the update are effective beginning January 1, 2020. Management has initiated an implementation committee to assist in assessing data and system needs for the new standard. Management has identified a third party vendor system that will be utilized for CECL and has begun preliminary calculations. Management anticipates the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees, gains from the sale of newly originated loans, bank owned life insurance, gains or losses on investments and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, federal deposit insurance costs, data processing expenses, provision for loan losses, and certain other non-interest expenses.

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

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Summary of Results. During the third quarter of 2018, we recorded net earnings of $3.0 million, which was an increase of $5.7 million from the $2.7 million of net loss in the third quarter of 2017. During the first nine months of 2018, we recorded net earnings of $8.0 million, which was an increase of $6.1 million, from the $1.9 million of net earnings in the first nine months of 2017. Net earnings in the three and nine months ended September 30, 2017 were impacted by an after-tax loss of $5.1 million on a deposit account after checks deposited by a customer of the Bank were returned by another financial institution due to uncollected funds related to the third party. During 2018, we had after-tax recoveries of $671,000 and $1.1 million for the three and nine months ended September 30, respectively, related to this loss.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net earnings:
Net earnings (loss)	$3,020	$(2,661)	$7,964	$1,927
Basic earnings (loss) per share (1)	$0.73	$(0.65)	$1.93	$0.47
Diluted earnings (loss) per share (1)	$0.72	$(0.65)	$1.92	$0.47
Earnings ratios:
Return on average assets (2)	1.24%	(1.15%)	1.12%	0.28%
Return on average equity (2)	13.73%	(11.77%)	12.39%	2.93%
Equity to total assets	9.02%	9.35%	9.02%	9.35%
Net interest margin (2) (3)	3.42%	3.42%	3.36%	3.40%
Dividend payout ratio	27.40%	NM	31.25%	122.45%

(1)	Per share values for the periods ended September 30, 2017 have been adjusted to give effect to the 5% stock dividend paid during December 2017.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate for the three and nine months ended September 30, 2018 and a 34% rate for the three and nine months ended September 30, 2017.

Interest Income. Interest income of $8.6 million for the quarter ended September 30, 2018 increased $1.1 million, or 15.0%, as compared to the same period of 2017. Interest income on loans increased $928,000, or 17.2%, to $6.3 million for the quarter ended September 30, 2018, compared to the same period of 2017 due primarily to an increase in our average loan balances, which increased from $432.7 million in the third quarter of 2017 to $474.8 million in the third quarter of 2018. Also contributing to the increase in interest income were higher yields on loans, which increased from 4.96% in the third quarter of 2017 to 5.32% in the third quarter of 2018. Interest income on loans was also impacted by the receipt of $123,000 of interest on a municipal loan that was classified as a troubled debt restructuring in 2010. Interest income on investment securities increased $197,000, or 9.3%, to $2.3 million for the third quarter of 2018, as compared to $2.1 million in the same period of 2017. The increase in interest income on investment securities was primarily the result of higher yields on taxable investment securities. The yield on our tax-exempt investment securities declined as a result of the reduction of the maximum federal corporate income tax rates to 21% in 2018 under federal tax reform legislation enacted in December 2017. The corporate income tax rate is used in the calculation of tax-equivalent interest income and yields on tax-exempt loans and investment securities.

Interest income of $24.3 million for the nine months ended September 30, 2018 increased $2.2 million, or 9.8%, as compared to the same period of 2017. Interest income on loans increased $1.7 million, or 10.9%, to $17.4 million for the nine months ended September 30, 2018, compared to the same period of 2017 due primarily to an increase in our average loan balances, which increased from $427.3 million during the first nine months of 2017 to $455.2 million during the first nine months of 2018. Also contributing to the increase in interest income were higher yields on loans, which increased from 4.94% in the first nine months of 2017 to 5.14% in the first nine months of 2018. Interest income on investment securities increased $448,000, or 7.0%, to $6.9 million for the first nine months of 2018, as compared to $6.4 million in the same period of 2017. The increase in interest income on investment securities was primarily the result of higher yields on taxable investment securities.

Interest Expense. Interest expense during the quarter ended September 30, 2018 increased $547,000, or 59.5%, to $1.5 million as compared to the same period of 2017. Interest expense on interest-bearing deposits increased $415,000, or 99.3%, to $833,000 for the quarter ended September 30, 2018 as compared to the same period of 2017. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $582.6 million in the third quarter of 2017 to $605.2 million in the third quarter of 2018. The average rate of interest-bearing deposits increased 0.27% for the third quarter of 2018 to 0.55% as compared to 0.28% in the same period of 2017. For the third quarter of 2018, interest expense on borrowings increased $132,000, or 26.3%, to $633,000 as compared to the same period of 2017, due primarily to an increase in our average outstanding borrowings, which increased from $75.1 million in the third quarter of 2017 to $88.8 million in the same period of 2018. Also contributing to the increase in interest expense on borrowings are the higher average rates on our borrowings, which increased to 2.83% for the third quarter of 2018 compared to 2.64% for the same period of 2017 due to increased short term borrowings and higher rates on those borrowings.

Interest expense during the nine months ended September 30, 2018 increased $1.1 million, or 42.0%, to $3.7 million as compared to the same period of 2017. Interest expense on interest-bearing deposits increased $855,000, or 74.3%, to $2.0 million for the nine months ended September 30, 2018 as compared to the same period of 2017. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $586.7 million in the first nine months of 2017 to $601.7 million in the same period of 2018. The average rate of interest-bearing deposits increased 0.19% for the first nine months of 2018 to 0.45%, as compared to 0.26% in the same period of 2017. For the first nine months of 2018, interest expense on borrowings increased $246,000, or 16.7%, to $1.7 million as compared to the same period of 2017, due primarily to an increase in our average outstanding borrowings, which increased from $71.8 million in the first nine months of 2017 to $82.7 million in the first nine months of 2018. Also contributing to the increase in interest expense on borrowings are the higher average rates on our borrowings which increased to 2.77% for the first nine months of 2018 compared to 2.73% for the same period of 2017 due to increased short term borrowings and higher rates on those borrowings.

Net Interest Income. Net interest income increased $578,000, or 8.8%, to $7.2 million for the third quarter of 2018 compared to the same period of 2017. The increase in net interest income was primarily a result of an increase of $41.3 million, or 5.0%, in average interest-earning assets, from $826.2 million in the third quarter of 2017 to $867.5 million for the same period of 2018. Our net interest margin, on a tax-equivalent basis, was 3.42% in the third quarters of both 2018 and 2017. Our net interest margin was unchanged during the third quarter of 2018 as compared to the same period of 2017, despite our increase in average loan balances, as a result of the impact that increased short-term interest rates had on our interest-bearing liabilities. Our net interest margin was also impacted by the reduction of the 2018 federal income tax rates and the related effect on our tax-equivalent adjustments.

Net interest income increased $1.1 million, or 5.4%, to $20.6 million for the first nine months of 2018 compared to the same period of 2017. The increase was primarily the result of a $25.7 million, or 3.1%, increase in average interest-earning assets, from $826.8 million in the first nine months of 2017 to $852.5 million in the first nine months of 2018. Net interest margin, on a tax-equivalent basis, decreased from 3.40% in the first nine months of 2017 to 3.36% in the same period of 2018. The decrease in net interest margin was primarily a result of the reduction of the 2018 federal corporate income tax rates and the related effect on our tax-equivalent adjustments. In addition, the rates on our interest-bearing liabilities increased more than the yield on our interest-earning assets as short-term interest rates increased more than long-term rates during the first nine months of 2018 as compared to the same period of 2017.

Our net interest income and net interest margin may decline if short-term interest rates continue to increase and we are unable to continue to reprice our loans higher or grow our average balances while our cost of interest-bearing deposits and borrowings increase. See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on asset yields, liability rates and net interest margin.

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

During the third quarter of 2018, we recorded a provision for loan losses of $450,000 compared to $100,000 in the third quarter of 2017. The increased provision was primarily due to the Company recording net loan charge-offs of $396,000 during the third quarter of 2018 compared to net loan charge-offs of $47,000 during the third quarter of 2017.

During the first nine months of 2018, we recorded a provision for loan losses of $900,000 compared to $250,000 during the same period of 2017. We recorded net loan charge-offs of $470,000 during the nine months ended September 30, 2018 compared to $215,000 during the same period of 2017. The increase in our provision for loan losses was a result of increased charge-offs, loan growth and an increase in our classified loan totals.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $4.6 million in the third quarter of 2018, an increase of $615,000, or 15.6%, compared to the third quarter of 2017. This was primarily the result of an increase of $851,000 in other non-interest income, which includes $888,000 of recoveries on the deposit-related loss that occurred in the third quarter of 2017. The recoveries during the third quarter of 2018 reflect payments received from the third party whose checks were returned and insurance payments from the pool that Landmark Risk Management utilizes to spread insurance risk. Also contributing to the increase in non-interest income was an increase of $256,000 in gains on sales of loans. Partially offsetting those increases was a decline of $354,000 in bank owned life insurance income.

Total non-interest income was $12.2 million in the first nine months of 2018, an increase of $427,000, or 3.6%, compared to the same period of 2017. This was primarily the result of an increase of $1.4 million in other non-interest income, which includes $1.4 million of recoveries on the deposit-related loss that occurred in the third quarter of 2017. The recoveries in the nine months ended September 30, 2018 include payments received from the third party whose checks were returned and from insurance claims received. Partially offsetting the recoveries were declines of $269,000 in bank owned life insurance income, $196,000 in gains on sales of loans and $152,000 in fees and service charges. Also contributing to the decline in non-interest income were lower gains on sales of investment securities, which were $20,000 during the first nine months of 2018 compared to $363,000 in the same period of 2017.

Non-interest Expense. Non-interest expense totaled $7.7 million for the third quarter of 2018, a decrease of $7.9 million from the third quarter of 2017. The decrease in non-interest expense was primarily due to the pre-tax, deposit-related loss of $8.1 million in the third quarter of 2017. Partially offsetting that decrease was an increase of $311,000 or 7.9%, in compensation and benefits which increased as a result of the addition of bank employees and increased compensation costs.

Non-interest expense totaled $22.7 million for the first nine months of 2018, a decrease of $7.6 million from $30.3 million for the same period of 2017. The decrease in non-interest expense was primarily due to the pre-tax, deposit-related loss of $8.1 million in the third quarter of 2017. Partially offsetting the decrease was an increase of $391,000, or 3.4%, in compensation and benefits and an increase of $204,000 in other non-interest expense.

Income Tax Expense. During the third quarter of 2018, we recorded income tax expense of $565,000, compared to a tax benefit of $2.5 million during the same period of 2017. Our effective tax rate was 15.8% in the third quarter of 2018 while the income tax benefit in the third quarter of 2017 was primarily the result of the deposit-related loss.

We recorded income tax expense of $1.2 million for the first nine months of 2018 compared to a tax benefit of $1.1 million in the same period of 2017. Our effective tax rate was 13.6% in the nine months ended September 30, 2018 while the income tax benefit in the same period of 2017 was primarily the result of the deposit-related loss.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $32.8 million, or 3.5%, to $962.3 million at September 30, 2018, compared to $929.5 million at December 31, 2017. Net loans increased $41.8 million, or 9.6%, to $475.5 million at September 30, 2018, compared to $433.7 million at year-end 2017. Investment securities decreased $11.9 million, or 3.1%, to $376.0 million at September 30, 2018, from $388.0 million at December 31, 2017.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At September 30, 2018 our allowance for loan losses totaled $5.9 million, or 1.22% of gross loans outstanding, compared to $5.5 million, or 1.24% of gross loans outstanding, at December 31, 2017.

As of September 30, 2018 and December 31, 2017, approximately $27.3 million and $16.3 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for loan losses was sufficient to cover the risks and probable incurred losses related to such loans at September 30, 2018 and December 31, 2017, respectively. The increase in classified loans during the nine months ended September 30, 2018, was primarily related to two loan relationships consisting of a commercial loan relationship totaling $5.9 million and a commercial real estate loan relationship totaling $4.6 million.

Loans past due 30-89 days and still accruing interest totaled $1.5 million, or 0.31% of gross loans, at September 30, 2018, compared to $1.4 million, or 0.31% of gross loans, at December 31, 2017. At September 30, 2018, $5.6 million in loans were on non-accrual status, or 1.15% of gross loans, compared to $6.0 million, or 1.37% of gross loans, at December 31, 2017. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at September 30, 2018 or December 31, 2017. Our impaired loans totaled $9.1 million at September 30, 2018 compared to $9.8 million at December 31, 2017. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2018 and December 31, 2017 was related to TDRs that were accruing interest but still classified as impaired.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on agriculture, commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At September 30, 2018, we had $139,000 of real estate owned compared to $436,000 at December 31, 2017. As of September 30, 2018, real estate owned primarily consisted of residential real estate and commercial properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $1.7 million in total deposits during the first nine months of 2018, to $767.3 million at September 30, 2018, from $765.6 million at December 31, 2017. The increase was primarily due to utilizing brokered certificates of deposits to offset the seasonal decline in public fund balances and to fund loan growth. The balance of brokered certificates of deposit accounts was $31.7 million at September 30, 2018 compared to none at December 31, 2017.

Non-interest-bearing deposits at September 30, 2018, were $173.4 million, or 22.6% of deposits, compared to $160.5 million, or 21.0% of deposits, at December 31, 2017. Money market and checking deposit accounts were 45.9% of our deposit portfolio and totaled $352.1 million at September 30, 2018, compared to $388.3 million, or 50.7% of deposits, at December 31, 2017. Savings accounts increased to $95.4 million, or 12.4% of deposits, at September 30, 2018, from $93.5 million, or 12.2% of deposits, at December 31, 2017. Certificates of deposit totaled $146.4 million, or 19.1% of deposits, at September 30, 2018, compared to $123.3 million, or 16.1% of deposits, at December 31, 2017.

Certificates of deposit at September 30, 2018, scheduled to mature in one year or less, totaled $114.4 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $29.1 million to $95.7 million at September 30, 2018, from $66.6 million at December 31, 2017. The increase in total borrowings was primarily due to an increase in our FHLB borrowings from $31.6 million at December 31, 2017 to $60.3 million at September 30, 2018, which we utilized to help fund our growth in loans during the first nine months of 2018.

Cash Flows. During the nine months ended September 30, 2018, our cash and cash equivalents decreased by $298,000. Our operating activities provided cash of $11.1 million during the first nine months of 2018. Cash flow from operating activities is primarily the result of net earnings and the origination and sales of one-to-four family residential mortgage loans. Our investing activities used net cash of $40.1 million during the first nine months of 2018, primarily as a result of the increase in our loan balances. Financing activities provided net cash of $28.8 million during the first nine months of 2018, primarily as a result of increased FHLB borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $392.3 million at September 30, 2018 and $404.6 million at December 31, 2017. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings, or through sales of investment securities. At September 30, 2018, we had an outstanding FHLB advance of $5.0 million and $55.3 million of borrowings against our line of credit with the FHLB. At September 30, 2018, we had collateral pledged to the FHLB that would allow us to borrow an additional $43.3 million, subject to FHLB credit requirements and policies. At September 30, 2018, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $10.0 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at September 30, 2018. At September 30, 2018, we had subordinated debentures totaling $21.6 million and other borrowings which consisted of $13.8 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2019, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2018.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $847,000 at September 30, 2018.

At September 30, 2018, we had outstanding loan commitments, excluding standby letters of credit, of $83.0 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. The Company and the Bank are subject to the Basel III Rules that implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $3.0 billion).

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% during 2017, is 1.875% during 2018, and will increase to its final level of 2.5% on January 1, 2019. As of September 30, 2018 and December 31, 2017, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of September 30, 2018, the Company and the Bank met all capital adequacy requirements to which they were subject.

Dividends. During the quarter ended September 30, 2018, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and do other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2018. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of September 30, 2018, approximately $14.8 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
(Dollars in thousands)	September 30, 2018			September 30, 2017
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$578	$7	4.80%	$1,111	$9	3.21%
Investment securities (1)	392,141	2,566	2.60%	392,367	2,615	2.64%
Loans receivable, net (2)	474,801	6,361	5.32%	432,691	5,409	4.96%
Total interest-earning assets	867,520	8,934	4.09%	826,169	8,033	3.86%
Non-interest-earning assets	95,910			92,890
Total	$963,430			$919,059

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$368,360	$489	0.53%	$358,878	$263	0.29%
Savings accounts	95,579	7	0.03%	94,012	7	0.03%
Time deposit	141,285	337	0.95%	129,698	148	0.45%
Total deposits	605,224	833	0.55%	582,588	418	0.28%
FHLB advances and other borrowings	88,846	633	2.83%	75,148	501	2.64%
Total interest-bearing liabilities	694,070	1,466	0.84%	657,736	919	0.55%
Non-interest-bearing liabilities	182,073			171,635
Stockholders’ equity	87,287			89,688
Total	$963,430			$919,059

Interest rate spread (3)			3.25%			3.31%
Net interest margin (4)		$7,468	3.42%		$7,114	3.42%
Tax-equivalent interest - imputed		288			512
Net interest income		$7,180			$6,602

Ratio of average interest-earning assets to average interest-bearing liabilities			125.0%			125.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
(Dollars in thousands)	September 30, 2018			September 30, 2017
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$874	$16	2.45%	$4,800	$36	1.00%
Investment securities (1)	396,381	7,642	2.58%	394,741	7,851	2.66%
Loans receivable, net (2)	455,242	17,500	5.14%	427,257	15,778	4.94%
Total interest-earning assets	852,497	25,158	3.95%	826,798	23,665	3.83%
Non-interest-earning assets	94,920			91,934
Total	$947,417			$918,732

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$375,636	$1,293	0.46%	$358,262	$680	0.25%
Savings accounts	95,664	21	0.03%	93,122	21	0.03%
Time deposit	130,421	691	0.71%	135,354	449	0.44%
Total deposits	601,721	2,005	0.45%	586,738	1,150	0.26%
FHLB advances and other borrowings	82,671	1,715	2.77%	71,824	1,469	2.73%
Total interest-bearing liabilities	684,392	3,720	0.73%	658,562	2,619	0.53%
Non-interest-bearing liabilities	177,082			172,200
Stockholders’ equity	85,943			87,970
Total	$947,417			$918,732

Interest rate spread (3)			3.22%			3.30%
Net interest margin (4)		$21,438	3.36%		$21,046	3.40%
Tax-equivalent interest - imputed		828			1,500
Net interest income		$20,610			$19,546

Ratio of average interest-earning assets to average interest-bearing liabilities			124.6%			125.5%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

(Dollars in thousands)	Three months ended September 30,			Nine months ended September 30,
	2018 vs 2017			2018 vs 2017
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at banks	$62	$(64)	$(2)	$26	$(46)	$(20)
Investment securities	(2)	(47)	(49)	33	(242)	(209)
Loans	545	407	952	1,064	658	1,722
Total	605	296	901	1,123	370	1,493
Interest expense:
Deposits	16	399	415	29	826	855
Borrowings	95	37	132	224	22	246
Total	111	436	547	253	848	1,101
Net interest margin	$494	$(140)	$354	$870	$(478)	$392

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2018, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(2,117)	(6.9%)
100 basis point rising	$(1,046)	(3.4%)
100 basis point falling	$(379	1.2%
200 basis point falling	$(21)	(0.1%)

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1	Change in Terms Agreement dated November 1, 2018, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2018 and September 30, 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and September 30, 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017; (v) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2018 and September 30, 2017; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 8, 2018	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

