Form 10-K
period 2018-12-31
LANDMARK BANCORP INC
filed 2019-03-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $86.9 million. On March 13, 2019, the total number of shares of common stock outstanding was 4,372,116.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2019, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2018 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a financial holding company which was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists of the ownership of Landmark National Bank (the “Bank”) and Landmark Risk Management, Inc., which are wholly-owned subsidiaries of the Company. As of December 31, 2018, the Company had $985.8 million in consolidated total assets.

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

The Bank has continued to focus on increasing its originations of commercial, commercial real estate and agricultural loans, which management believes will be more profitable and provide more growth for the Bank than traditional one-to-four family residential real estate lending. Additionally, greater emphasis has been placed on diversification of the deposit mix through the expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets as a result of its acquisitions. The Company’s main office is in Manhattan, Kansas. The Company has 29 branch offices in 23 communities across the state of Kansas. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

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

Market Areas

The Bank’s primary deposit gathering and lending markets are geographically diversified throughout central, eastern, southeast, and southwest Kansas. The primary industries within these respective markets are also diverse and dependent upon a wide array of industry and governmental activity for their economic base. The Bank’s markets have been impacted by slow economic growth and an economic downturn in the agriculture sector in recent years. A brief description of the four geographic areas and the communities which the Bank serves is set forth below.

The central region of the Bank’s market area consists of the Bank’s locations in Auburn, Junction City, Manhattan, Osage City, Topeka and Wamego, Kansas and includes the counties of Riley, Geary, Osage, Pottawatomie and Shawnee. The economies are significantly impacted by employment at Fort Riley Military Base in Junction City and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Topeka is the capital of Kansas and strongly influenced by the government of the State of Kansas. Topeka and Manhattan are regional destinations for retail shopping as well as home to regional hospitals. Manhattan was also selected as the site of the new National Bio and Agro-Defense Facility, which is expected to have a significant impact on the regional economy as the facility is constructed and begins operations. Construction of the facility began in 2013, and the facility is expected to be fully operational in December 2022. Additionally, manufacturing and service industries play a key role within the central Kansas market.

The Bank’s eastern Kansas branches are located in the communities of Lawrence, Lenexa, Louisburg, Osawatomie, Overland Park, Paola and Wellsville, Kansas. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas. The eastern region is strongly influenced by the Kansas City metropolitan market, which is the highest growth area in the State of Kansas. The region is influenced by public and private industries and businesses of all sizes. In addition, housing growth and commercial real estate are major drivers of the region’s economy. The Citizens Bank acquisition in 2013 expanded the Bank’s presence in the eastern Kansas market with branches in the Kansas City metropolitan suburbs of Lenexa and Overland Park. During 2018, the Bank added additional commercial lenders to the Kansas City metropolitan area market, which helped contribute to loan growth during the year.

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

The Bank’s southwest Kansas branches are located in the communities of Dodge City, Garden City, Great Bend, Hoisington and LaCrosse, Kansas. Agriculture, oil, and gas are the predominant industries in the southwest Kansas region. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small businesses, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, the Dodge City, Garden City and Great Bend communities each have a community college which attracts individuals from the surrounding areas.

Competition

The Company faces strong competition both in attracting deposits and making real estate, commercial and other loans. Its most direct competition for deposits and loans comes from large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers located in its principal market areas, including many larger financial institutions which have greater financial and marketing resources available to them. The ability of the Company to attract and retain deposits generally depends on its ability to provide a rate of return, service levels, liquidity and risk comparable to or better than those offered by competing investment opportunities. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Employees

At December 31, 2018, the Bank had a total of 291 employees (276 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

Lending Activities

General. The Bank strives to provide a full range of financial products and services to small- and medium-sized businesses and to consumers in each market area it serves. The Bank targets owner-operated businesses and utilizes Small Business Administration (SBA) lending as a part of its product mix. The Bank has a loan committee for each of its markets, which has authority to approve credits within established guidelines. Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Bank’s Chief Executive Officer, the Credit Risk Manager, and other senior commercial lenders or the Bank’s board of directors. When lending to an entity, the Bank generally obtains a guaranty from the principals of the entity. The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

The following is a brief description of each major category of the Bank’s lending activity.

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of five years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. While the Bank does not intend to increase its one-to-four family residential real estate loan portfolio, the Bank slowed the runoff of the portfolio by retaining some of the new loan originations in the past several years. However, most of the new loan originations continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and commercial real estate. Construction and land loans generally have terms of less than 18 months, and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The origination of construction and land loans has not been a primary strategy of the Bank over the past few years to reduce risk in the Bank’s loan portfolio.

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

Commercial Lending. Commercial loans include loans to service, retail, wholesale and light manufacturing businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term, and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base. The Bank continues to focus its organic growth on generating additional commercial loan relationships, including SBA loans.

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

The Bank is focusing on the generation of commercial, commercial real estate and agriculture loans to grow and diversify the loan portfolio. During 2018, the Bank was able to generate loan growth across the geographic markets that it serves. However, low commodity prices have negatively impacted collateral values and cash flows for agriculture loans, which have caused the Bank to increase underwriting requirements for these loans.

Supervision and Regulation

General

FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable statutes and by the regulations and policies of various bank regulatory agencies, including our primary regulator, the Federal Reserve, and the Bank’s primary regulator, the OCC, as well as the FDIC, as the insurer of our deposits, and the Consumer Financial Protection Bureau (“CFPB”), as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically significant financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. After the 2016 federal elections, momentum to decrease the regulatory burden on community banks gathered strength. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, like us, and for large banks with assets of more than $50 billion that were deemed systemically important under the Dodd Frank Act solely as a result of size. Many of these changes are intended to result in meaningful regulatory relief for community banks and their holding companies, including new rules that may make our capital requirements less complex. For a discussion of capital requirements, see “—The Role of Capital.” It also eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the continuing regulatory emphasis on our capital levels. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects their earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

Minimum Required Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. As discussed below, bank capital measures have become more sophisticated over the years and have focused more on the quality of capital and the risk of assets. Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and have been able to raise capital with hybrid instruments such as trust preferred securities. The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for holding companies on a consolidated basis as stringent as those required for FDIC-insured institutions. A result of this change is that holding companies must generally maintain capital like their bank subsidiaries and the proceeds of hybrid instruments, such as trust preferred securities, which banks could not hold as capital, have been excluded from capital. However, if such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets, they may be retained, subject to certain restrictions. Because we have assets of less than $15 billion, we are able to maintain our trust preferred proceeds as capital, but we will not be able to raise capital in the future through the issuance of trust preferred securities.

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

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” who are relieved from compliance with the Basel III Rule. While holding companies with consolidated assets of less than $3 billion, like the Company, are considered small bank holding companies for this purpose, we have securities registered with the SEC and that disqualifies us from taking advantage of the relief. Banking organizations became subject to the Basel III Rule on January 1, 2015, and its requirements were fully phased-in as of January 1, 2019.

The Basel III Rule impacts the definitions of the various forms of capital used to calculate the ratios and how assets will be weighted for the purpose of calculating such ratios. It increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). A number of instruments that qualified as Tier 1 Capital under Basel I do not qualify, or their qualifications will change. For example, noncumulative perpetual preferred stock, which qualified as Tier 1 Capital under Basel I, does not qualify as Common Equity Tier 1 Capital, but qualifies as Additional Tier 1 Capital. The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event that such assets exceed a certain percentage of a banking institution’s Common Equity Tier 1 Capital.

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer fully phased-in as of January 1, 2019. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the Federal Reserve for the Company and the OCC for the Bank, in order to be well capitalized, we must maintain:

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

As of December 31, 2018 the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2018, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized.

Prompt Corrective Action. The concept of being “well-capitalized” is part of a regulatory regime that provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions based on the capital level of each particular institution. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

The Potential for Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided a potential Basel III “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. On November 21, 2018, the agencies proposed setting the CBLR at 9% of tangible equity to total assets for a qualifying bank to be well-capitalized. Under the proposal, a community banking organization would be eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The electing institution would not be required to calculate the existing risk-based and leverage capital requirements of the Basel III Rule and would not need to risk weight its assets for purposes of capital calculations.

We are in the process of considering the CBLR proposal and will await the final regulation to determine whether we will elect the framework.

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, we are registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and is required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “The Role of Capital” above.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have not elected to operate as a financial holding company.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. We have been subject to the complex consolidated capital requirements of the Basel III Rule since the U.S. federal banking agencies approved its implementation effective January 1, 2015 because, regardless of our size, we did not qualify for an exception under the Federal Reserve’s Small Bank holding Company Policy Statement, which exempted most small holding companies from compliance with the Basel II Rule. While the Regulatory Relief Act expanded the category of holding companies that may rely on the policy statement, one of the qualifications for this treatment is that the holding company not have securities registered with the SEC. We have securities registered with the SEC and are a publicly reporting company. Thus, we do not meet the qualifications of the Small Bank Holding Company Policy Statement and must continue compliance with the capital requirements. For a discussion of capital requirements, see “—the Role of Capital” above.

Dividend Payments. Our ability to pay dividends to shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows us to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends will have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Federal Securities Regulation. Our common stock will be registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as a result of the offering. Consequently, we will be subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

Regulation and Supervision of the Bank

General. The Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of the Bank are insured by the DIF to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor category, and the Bank is a member of the Federal Reserve System. As a national bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The Bank is subject to that authority and is examined by the OCC. The FDIC, as administrator of the DIF, also has regulatory authority over the Bank.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 1.5 basis points to 30 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. The assessment base against which an FDIC-insured institution’s deposit insurance premiums paid to the DIF are calculated is based on its average consolidated total assets less its average tangible equity. This method shifted the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.

The reserve ratio is the DIF balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.36% as of September 30, 2018 (most recent available), exceeding the statutory required minimum reserve ratio of 1.35%. The FDIC will provide assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC will apply the credits each quarter that the reserve ratio is at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.

FICO Assessments. In addition to paying basic deposit insurance assessments, FDIC-insured institutions must pay Financing Corporation (“FICO”) assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2018 was 32 cents per $100 dollars of assessable deposits.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2018, the Bank paid supervisory assessments to the OCC totaling $238,400.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of these developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2018. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Safety and Soundness Standards/Risk Management. FDIC-insured institutions are expected to operate in a safe and sound manner. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of such institutions that address internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, incentive compensation, third-party risk and cybersecurity are critical sources of operational risk that FDIC-insured institutions must address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. National banks headquartered in Kansas, such as the Bank, have the same branching rights in Kansas as banks chartered under Kansas law, subject to OCC approval. Kansas law grants Kansas-chartered banks the authority to establish branches anywhere in the State of Kansas, subject to receipt of all required regulatory approvals.

The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without legal impediments. However, while Federal law permits state and national banks to merge with banks in other states, such mergers are subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the first $16.3 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.3 million to $124.2 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $124.2 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRAs.

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

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose their privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all businesses and geographic locations.

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

Based on the Bank’s loan portfolio as of December 31, 2018, we do not exceed the 300% guideline for commercial real estate loans.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan.

The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

Company Web site

The Company maintains a corporate website at www.landmarkbancorpinc.com. In addition, the Company has an investor relations link at the Bank’s corporate website at www.banklandmark.com. Many of the Company’s policies, including its code of business conduct and ethics, committee charters and other investor information, are available on its website. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of the Company’s filings with the SEC are also available from the SEC’s website (http://www.sec.gov) free of charge. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at Landmark Bancorp, Inc., 701 Poyntz Avenue, Manhattan, Kansas 66502.

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2018.

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

	Years ended December 31,
	2018 vs 2017			2017 vs 2016
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(60)	$42	$(18)	$5	$17	$22
Investment securities
Taxable	58	573	631	-	112	112
Tax-exempt (1)	(121)	(789)	(910)	767	(18)	749
Loans (2)	1,691	1,105	2,796	(184)	(39)	(223)
Total	1,568	931	2,499	588	72	660
Interest expense:
Deposits	50	1,437	1,487	48	387	435
Borrowings	207	86	293	(117)	76	(41)
Total	257	1,523	1,780	(69)	463	394
Net interest income	$1,311	$(592)	$719	$657	$(391)	$266

(1)	The change in tax-exempt income on investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017 and 2016.

(2)	The change in tax-exempt loan income is presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2018 and a 34% tax rate for 2017 and 2016.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2018, 2017 and 2016. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$737	$21	2.85%	$3,834	$39	1.02%	$3,075	$17	0.55%
Investment securities
Taxable	221,835	5,278	2.38%	219,100	4,647	2.12%	219,091	4,535	2.07%
Tax-exempt (1)	171,977	4,971	2.89%	175,668	5,881	3.35%	152,737	5,132	3.36%
Loans receivable, net (2)	462,939	23,950	5.17%	429,540	21,154	4.92%	433,707	21,377	4.93%
Total interest-earning assets	857,488	34,220	3.99%	828,142	31,721	3.83%	808,610	31,061	3.84%
Non-interest-earning assets	95,430			92,230			85,759
Total	$952,918			$920,372			$894,369

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$371,138	$1,833	0.49%	$359,661	$948	0.26%	$330,252	$458	0.14%
Savings accounts	95,532	28	0.03%	93,443	28	0.03%	86,538	26	0.03%
Time deposit	137,400	1,195	0.87%	132,816	593	0.45%	144,678	650	0.45%
Total deposits	604,070	3,056	0.51%	585,920	1,569	0.27%	561,468	1,134	0.20%
FHLB advances and other borrowings	82,743	2,309	2.79%	75,347	2,016	2.68%	79,090	2,057	2.60%
Total interest-bearing liabilities	686,813	5,365	0.78%	661,267	3,585	0.54%	640,558	3,191	0.50%
Non-interest-bearing liabilities	179,896			171,409			167,144
Stockholders’ equity	86,209			87,696			86,667
Total	$952,918			$920,372			$894,369

Interest rate spread (3)			3.21%			3.29%			3.34%
Net interest margin (4)		$28,855	3.37%		$28,136	3.40%		$27,870	3.45%
Tax equivalent interest - imputed (1) (2)		1,067			2,021			1,831
Net interest income		$27,788			$26,115			$26,039

Ratio of average interest-earning assets to average interest-bearing liabilities		124.9%			125.2%			126.2%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017 and 2016.

(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017 and 2016.

(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities issued by an individual issuer held as of December 31, 2018 were in excess of 10% of the Company’s stockholders’ equity, excluding U.S. federal agency obligations. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB. The Company’s agency mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association. The Company’s investments in certificates of deposits consist of FDIC-insured certificates of deposits with other financial institutions.

	As of December 31,
	2018	2017	2016
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$1,971	$1,990	$6,015
U.S. federal agency obligations	10,361	16,492	27,139
Municipal obligations, tax-exempt	159,112	184,738	161,662
Municipal obligations, taxable	53,035	57,976	71,563
Agency mortgage-backed securities	156,076	117,555	108,376
Certificates of deposits	7,790	9,224	9,700
Common stocks	-	8	1,108
Total investment securities available-for-sale, at fair value	$388,345	$387,983	$385,563

FHLB stock	2,752	3,404	3,276
Federal Reserve Bank stock	1,913	1,908	1,912
Correspondent bank common stock	111	111	111
Bank stocks, at cost	$4,776	$5,423	$5,299

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio, as of December 31, 2018. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 21% federal tax rate for 2018. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2018
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$-	0.00%	$1,971	2.01%	$-	0.00%	$-	0.00%	$1,971	2.01%
U.S. federal agency obligations	5,990	1.34%	4,225	2.57%	-	0.00%	146	3.77%	10,361	1.88%
Municipal obligations, tax-exempt	9,557	1.71%	17,980	2.21%	61,145	2.57%	70,430	3.56%	159,112	2.92%
Municipal obligations, taxable	12,068	2.20%	12,341	2.26%	23,817	3.08%	4,809	3.68%	53,035	2.74%
Agency mortgage-backed securities	861	2.06%	136,213	2.48%	17,560	3.25%	1,442	0.00%	156,076	2.57%
Certificates of deposits	6,371	1.63%	1,419	2.55%	-	0.00%	-	0.00%	7,790	1.80%
Total	$34,847	1.81%	$174,149	2.43%	$102,522	2.80%	$76,827	3.50%	$388,345	2.70%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance
One-to-four family residential real estate loans	$136,895	$136,215	$136,846	$131,930	$127,555
Construction and land loans	20,083	19,356	13,738	15,043	21,950
Commercial real estate loans	138,967	120,624	118,200	118,983	118,411
Commercial loans	74,289	54,591	54,506	61,300	59,971
Agriculture loans	96,632	83,008	78,324	71,030	64,316
Municipal loans	2,953	3,396	3,884	7,635	8,982
Consumer loans	25,428	22,046	20,271	19,895	20,044
Total gross loans	495,247	439,236	425,769	425,816	421,229
Net deferred loan costs and loans in process	(109)	(34)	36	29	281
Allowance for loan losses	(5,765)	(5,459)	(5,344)	(5,922)	(5,320)
Loans, net	$489,373	$433,743	$420,461	$419,923	$416,190

Percent of total
One-to-four family residential real estate loans	27.6%	31.0%	32.1%	31.0%	30.3%
Construction and land loans	4.1%	4.4%	3.2%	3.5%	5.2%
Commercial real estate loans	28.1%	27.5%	27.8%	27.9%	28.1%
Commercial loans	15.0%	12.4%	12.8%	14.4%	14.2%
Agriculture loans	19.5%	18.9%	18.4%	16.7%	15.3%
Municipal loans	0.6%	0.8%	0.9%	1.8%	2.1%
Consumer loans	5.1%	5.0%	4.8%	4.7%	4.8%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2018. The table does not include unscheduled prepayments.

	As of December 31, 2018
	1 year or less	1-5 years	After 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$17,362	$57,548	$61,985	$136,895
Construction and land loans	13,453	5,733	897	20,083
Commercial real estate loans	18,410	56,625	63,932	138,967
Commercial loans	45,336	23,110	5,843	74,289
Agriculture loans	46,208	23,465	26,959	96,632
Municipal loans	265	917	1,771	2,953
Consumer loans	3,406	7,255	14,767	25,428
Total gross loans	$144,440	$174,653	$176,154	$495,247

The following table sets forth the dollar amount of all loans that mature after one year and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2018
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$62,879	$56,654	$119,533
Construction and land loans	727	5,903	6,630
Commercial real estate loans	24,478	96,079	120,557
Commercial loans	7,774	21,179	28,953
Agriculture loans	20,180	30,244	50,424
Municipal loans	2,688	-	2,688
Consumer loans	3,382	18,640	22,022
Total gross loans	$122,108	$228,699	$350,807

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. Under the original terms of the Company’s non-accrual loans as of December 31, 2018, interest earned on such loans for the years ended December 31, 2018, 2017 and 2016 would have increased interest income by $254,000, $185,000 and $75,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2018, 2017 and 2016.

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Non-accrual loans	$5,236	$6,041	$2,746	$2,168	$6,046
Accruing loans over 90 days past due	-	-	-	-	-
Non-performing investments	-	-	-	-	-
Real estate owned, net	35	436	1,279	1,000	255
Non-performing assets	$5,271	$6,477	$4,025	$3,168	$6,301

Performing TDRs	$3,455	$3,719	$3,983	$4,669	$4,657

Non-performing loans to total gross loans	1.06%	1.38%	0.64%	0.51%	1.44%
Non-performing assets to total assets	0.53%	0.70%	0.44%	0.36%	0.73%
Allowance for loan losses to non-performing loans	110.10%	90.37%	194.61%	273.15%	87.99%

The decrease in non-accrual loans as of December 31, 2018 compared to December 31, 2017 was primarily related to a charge off of $853,000 associated with a $3.6 million loan relationship consisting of $1.8 million in commercial loans and a $1.8 million commercial real estate loan. This loan relationship was primarily responsible for the increase in non-accrual loans as of December 31, 2017 compared to December 31, 2016. The increase in non-accrual loans as of December 31, 2016 compared to December 31, 2015 was primarily driven by higher levels of non-performing agriculture loans. The decrease in non-accrual loans as of December 31, 2015 compared to December 31, 2014 was primarily the result of a $2.0 million commercial real estate loan that returned to accrual status, the payoff of a $1.6 million land loan relationship and transfers to real estate owned.

At December 31, 2018, the $35,000 of real estate owned primarily consisted of a few residential real estate properties. The decrease in real estate owned as of December 31, 2018 compared to December 31, 2017 is primarily associated with the sales of several residential real estate properties and one commercial real estate property. The decrease in real estate owned as of December 31, 2017 compared to December 31, 2016 was principally associated with the sale of residential real estate properties. The increase in real estate owned as of December 31, 2016 and 2015 compared to December 31, 2014 was principally associated with obtaining the collateral securing a non-performing loan relationship.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2018, the Company concluded its allowance for loan losses was adequate based on the evaluation of the loan portfolio’s probable incurred losses.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates and for the periods indicated:

	As of and for the years ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Balances at beginning of year	$5,459	$5,344	$5,922	$5,320	$5,540
Provision for loan losses	1,400	450	500	(700)	600
Charge-offs:
One-to-four family residential real estate loans	(32)	(37)	(14)	(57)	(29)
Construction and land loans	-	-	-	-	-
Commercial real estate loans	-	(71)	-	(13)	-
Commercial loans	(950)	-	(306)	(78)	(783)
Agriculture loans	-	(45)	(375)	-	-
Municipal loans	-	-	-	(88)	-
Consumer loans	(178)	(335)	(471)	(318)	(237)
Total charge-offs	(1,160)	(488)	(1,166)	(554)	(1,049)
Recoveries:
One-to-four family residential real estate loans	4	11	9	10	12
Construction and land loans	-	-	-	1,722	166
Commercial real estate loans	1	-	-	2	4
Commercial loans	22	20	34	15	2
Agriculture loans	1	1	-	73	-
Municipal loans	2	37	6	-	-
Consumer loans	36	84	39	34	45
Total recoveries	66	153	88	1,856	229
Net (charge-offs) recoveries	(1,094)	(335)	(1,078)	1,302	(820)
Balances at end of year	$5,765	$5,459	$5,344	$5,922	$5,320

Allowance for loan losses to total gross loans	1.16%	1.24%	1.26%	1.39%	1.26%
Net loans charged off (recovered) to average net loans	0.24%	0.08%	0.25%	(0.31%)	0.20%

The Company recorded net loan charge-offs of $1.1 million during 2018 compared to $335,000 during 2017. The net loan charge offs in 2018 were primarily related to one commercial loan relationship. The Company recorded net loan charge-offs of $335,000 during 2017 compared to $1.1 million during 2016. There were no significant loan charge-offs recorded during 2017. The Company recorded net loan charge-offs of $1.1 million during 2016, which were primarily related to an agriculture loan relationship which was subject to trouble debt restructuring (“TDR”) and the liquidation of the assets securing an impaired commercial loan relationship. We recorded net loan recoveries of $1.3 million during 2015, which were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011. As of December 31, 2018, we have recovered approximately $2.4 million of the loan, and the Company continues to pursue collection of the remaining amount. During 2014, we had net loan charge-offs of $820,000. The charge-offs were primarily associated with a previously identified and impaired $4.0 million commercial loan relationship.

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

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate loans	$449	27.6%	$542	31.0%	$504	32.1%	$925	31.0%	$755	30.3%
Construction and land loans	168	4.1%	181	4.4%	53	3.2%	77	3.5%	762	5.2%
Commercial real estate loans	1,686	28.1%	1,540	27.5%	1,777	27.8%	1,740	27.9%	1,832	28.1%
Commercial loans	1,051	15.0%	1,226	12.4%	1,119	12.8%	1,530	14.4%	836	14.2%
Agriculture loans	2,238	19.5%	1,812	18.9%	1,684	18.4%	1,428	16.7%	915	15.3%
Municipal loans	7	0.6%	8	0.8%	12	0.9%	23	1.8%	51	2.1%
Consumer loans	166	5.1%	150	5.0%	195	4.8%	199	4.7%	169	4.8%
Total	$5,765	100.0%	$5,459	100.0%	$5,344	100.0%	$5,922	100.0%	$5,320	100.0%

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

The decrease in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2018 compared to December 31, 2017 was primarily related to improvements in the housing market which contributed to lower qualitative adjustments in our analysis and a decrease in specific allowances related to impaired loans. The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2017 compared to December 31, 2016 was primarily related to the increase in specific allowances related to impaired loans. The decrease in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2016 compared to December 31, 2015 was primarily related to continued improvements in the housing market which contributed to lower qualitative adjustments in our analysis. The increase in the allocation for loan losses on our one-to-four family residential real estate loans as of December 31, 2015 compared to December 31, 2014 was primarily related to an increase in outstanding loan balances.

The decrease in the allocation of the allowance for loan losses on construction and land loans as of December 31, 2018 compared to December 31, 2017 was primarily related to improvements in these markets which contributed to lower qualitative adjustments in our analysis. The allocation of the allowance for loan losses on construction and land increased as of December 31, 2017 compared to December 31, 2016 due to higher outstanding loan balances. The allocation of the allowance for loan losses on construction and land decreased as of December 31, 2016 and 2015 compared to previous year due primarily to lower outstanding loan balances.

The allocation of the allowance for loan losses on commercial real estate loans increased as of December 31, 2018 compared to December 31, 2017 due to an increase in classified loans and an increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial real estate loans decreased as of December 31, 2017 compared to December 31, 2016 due to continued improvements in the commercial real estate market which contributed to lower qualitative adjustments in our analysis. The allocation of the allowance for loan losses on commercial real estate loans increased as of December 31, 2016 compared to December 31, 2015 primarily as a result of the increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial real estate loans decreased as of December 31, 2015 compared to December 31, 2014 primarily as a result of the decrease in specific allowances related to impaired loans.

The decrease in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2018 compared to December 31, 2017 was primarily related to a decline in specific allowances related to impaired loans as a result of charge-offs recorded during 2018. The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2017 compared to December 31, 2016 was primarily related to the increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial loans decreased as of December 31, 2016 compared to December 31, 2015 primarily due to a decrease in outstanding loan balances. The increase in the allocation of the allowance for loan losses on commercial loans as of December 31, 2015 compared to December 31, 2014 was related primarily to increased historical charge-offs, specific allowances on impaired loans and management’s judgment to increase the risk factors.

The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2018 compared to December 31, 2017 was primarily related to growth in loan balances and higher levels of classified loans. The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2017, 2016 and 2015 compared to prior years was primarily due to higher loan balances and management’s judgment to increase the risk factors. The allowance for loan losses is discussed in more detail in the “Asset Quality and Distribution” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2018, we believed the Company’s allowance for loan losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s probable incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated:

	Years ended December 31,
	2018		2017		2016
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$168,855	-	$162,485	-	$154,487	-
Money market and checking	371,138	0.49%	359,661	0.26%	330,252	0.14%
Savings accounts	95,532	0.03%	93,443	0.03%	86,538	0.03%
Time	137,400	0.87%	132,816	0.45%	144,678	0.45%
Total	$772,925		$748,405		$715,955

The following table presents the maturities of jumbo time deposits (amounts of $100,000 or more).

	As of December 31,
(Dollars in thousands)	2018	2017
Three months or less	$72,902	$15,068
Over three months through six months	8,149	10,631
Over six months through 12 months	10,421	9,660
Over 12 months	8,407	11,433
Total	$99,879	$46,792

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2018	2017	2016
Return on average assets	1.09%	0.47%	1.00%
Return on average equity	12.09%	4.98%	10.34%
Equity to total assets	9.32%	9.43%	9.32%
Dividend payout ratio	31.88%	71.89%	32.90%

VII. Short-term Borrowings

The following table presents information on certain components of short-term borrowings. Information on short-term borrowings is excluded for the years ended December 31, 2017 and 2016 as the average balances of each category of short-term borrowings was less than 30 percent of stockholders’ equity.

For the year ended December 31, 2018
FHLB Line of Credit
Balance at year-end	$20,000
Maximum month-end balance	80,600
Average balance during year	41,311
Weighted average interest rates:
At year-end	2.65%
During the year	2.15%

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

Most of our loans are commercial, real estate, or agriculture loans, each of which is subject to distinct types of risk. To reduce the lending risks we face, we generally take a security interest in borrowers’ property for all three types of loans. In addition, we sell certain residential real estate loans to third parties. Nevertheless, the risk of non-payment is inherent in all types of loans and if we are unable to collect amounts owed, it may materially affect our operations and financial performance. For a more complete discussion of our lending activities see Item 1 of this Annual Report on Form 10-K.

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

Economic conditions in the state of Kanas have recently been impacted by a decline in commodity prices. This decline has adversely impacted the Kansas economy, specifically the agriculture sector. A continuation of these conditions could materially and adversely affect our results of operations.

The agricultural economy in the Midwest, including Kansas, has declined over the past several years. A prolonged period of weakness in the agricultural economy could result in a decrease in demand for loans or other products and services offered by us, an increase in agricultural loan delinquencies and defaults, an increase in impaired assets and foreclosures, a decline in the value of our loans secured by real estate, and an inability to sell foreclosed assets. The effects of a prolonged period of a weakened agricultural economy could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We maintain our allowance for loan losses at a level considered appropriate by management to absorb probable incurred loan losses in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2018 and 2017 our allowance for loan losses as a percentage of total loans was 1.16% and 1.24%, respectively, and as a percentage of total non-performing loans was 110.10% and 90.37%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb probable incurred losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $136.9 million and $136.2 million, or 27.6% and 31.0%, of our loan portfolio at December 31, 2018 and 2017, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

A decline in residential real estate market prices or home sales has the potential to adversely affect our one-to-four family residential mortgage portfolio in several ways, such as a decrease in collateral values and an increase in non-performing loans, each of which could adversely affect our operating results and/or financial condition.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.

Real estate lending (including commercial real estate, construction and land and residential real estate) is a large portion of our loan portfolio. These categories were $295.9 million, or approximately 59.8% of our total loan portfolio, as of December 31, 2018, as compared to $276.2 million, or approximately 62.9% of our total loan portfolio, as of December 31, 2017. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of commercial real estate and construction and land loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Commercial loans comprised $74.3 million and $54.6 million, or 15.0% and 12.4%, of our loan portfolio at December 31, 2018 and 2017, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans, and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Our agriculture loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Agriculture operating loans comprised $49.9 million and $46.3 million, or 10.1% and 10.5%, of our loan portfolio at December 31, 2018 and 2017, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2018 and 2017, agricultural real estate loans totaled $46.7 million and $36.7 million, or 9.4% and 8.4% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, tariffs, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The implementation of any current, proposed or future regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.

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

We invest in tax-exempt state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2018, we had $212.1 million of municipal securities, which represented 54.6% of our total securities portfolio. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2018, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $5.2 million, or 1.06% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $5.3 million, or 0.53% of total assets. In addition, we had $1.7 million in accruing loans that were 30-89 days delinquent as of December 31, 2018.

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

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market area. Our ability to retain executive officers, the current management teams, branch managers and loan officers will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

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

Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect us both as an owner of branches and other properties used in our business and as a lender holding a security interest in property which is found to contain hazardous substances. In particular, our branch office located in Iola is located on property that has been designated as a “Superfund” site under CERCLA, and we may hold mortgages on properties located in Iola that are also designated as “Superfund” sites. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect our decision whether or not to foreclose on a property. Before foreclosing on commercial real estate, our general policy is to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause us to elect not to foreclose on the property, thereby reducing our flexibility in handling the loan.

The Bank may be required to repurchase mortgage loans in some circumstances, which could harm our liquidity, results of operations and financial condition.

When the Bank sells mortgage loans, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our sales agreements require us to repurchase mortgage loans in the event of a breach of any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. We were not required to repurchase any loans in 2018 or 2017.

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

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, tariffs, government shutdowns, Brexit, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has 29 offices in 23 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott (2), Garden City, Great Bend (2), Hoisington, Iola, Junction City, Kincaid, LaCrosse, Lawrence (2), Lenexa, Louisburg, Mound City, Osage City, Osawatomie, Overland Park, Paola, Pittsburg, Topeka (2), Wamego and Wellsville, Kansas. The Company owns its main office in Manhattan, Kansas and 26 branch offices and leases two branch offices. The Company leases the branch offices in Topeka and Wamego, Kansas. In February 2019, the Company entered into a lease for office space located in Prairie Village, Kansas which is intended to be used as a loan production office. The Company also leases a parking lot for one of the Dodge City branch offices it owns.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At December 31, 2018 the Company had approximately 288 common shareholders of record.

In May 2008, our Board of Directors announced the approval of a stock repurchase program permitting us to repurchase up to 113,400 shares, or 5% of our then-outstanding common stock. In December 2017, our Board of Directors reapproved the stock repurchase program, permitting us to repurchase up to 108,006 shares of our common stock, which was the amount of shares remaining under the May 2008 stock repurchase program. Unless terminated earlier by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2018, there were 108,006 shares remaining to repurchase under the plan. The Company did not repurchase any shares during the year ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$985,784	$929,454	$911,382	$878,376	$863,470
Loans, net	489,373	433,743	420,461	419,923	416,190
Investment securities	393,121	393,406	390,862	357,935	352,938
Cash and cash equivalents	19,114	16,584	19,996	13,569	12,760
Deposits	823,648	765,558	741,521	714,727	704,555
Borrowings	56,897	66,593	72,867	70,658	76,547
Stockholders’ equity	91,901	87,622	84,951	80,570	71,645

Selected Operating Data:
Interest income	33,153	29,700	29,230	28,997	27,850
Interest expense	5,365	3,585	3,191	3,081	3,186
Net interest income	27,788	26,115	26,039	25,916	24,664
Provision for loan losses	1,400	450	500	(700)	600
Net interest income after provision for loan losses	26,388	25,655	25,539	26,616	24,064
Non-interest income	15,571	15,284	14,850	17,010	15,071
Non-interest expense	30,365	37,477	29,114	29,206	28,060
Earnings before income taxes	11,594	3,472	11,275	14,420	11,075
Income tax (benefit) expense	1,168	(897)	2,314	3,914	3,026
Net earnings	10,426	4,369	8,961	10,506	8,049
Earnings per share (1):
Basic	2.40	1.02	2.13	2.58	1.99
Diluted	2.39	1.01	2.10	2.51	1.96
Dividends per share (1)	0.76	0.73	0.66	0.63	0.60
Book value per common share outstanding (1)	21.02	20.45	19.91	19.71	17.69

Other Data:
Return on average assets	1.09%	0.47%	1.00%	1.21%	0.96%
Return on average equity	12.09%	4.98%	10.34%	13.81%	11.89%
Equity to total assets	9.32%	9.43%	9.32%	9.17%	8.30%
Net interest rate spread (2)	3.21%	3.29%	3.34%	3.42%	0.38%
Net interest margin (2)	3.37%	3.40%	3.45%	3.51%	3.47%
Non-performing assets to total assets	0.53%	0.70%	0.44%	0.36%	0.73%
Non-performing loans to total gross loans	1.06%	1.38%	0.64%	0.51%	1.44%
Allowance for loan losses to total gross loans	1.16%	1.24%	1.26%	1.39%	1.26%
Dividend payout ratio	31.88%	71.89%	32.90%	24.87%	30.25%
Number of full service banking offices	29	29	29	29	29

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2018, 2017, 2016, 2015 and 2014.

(2)	Presented on a taxable equivalent basis, using a 21% federal tax rate for 2018 and a 34% federal tax rate for 2017, 2016, 2015 and 2014.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty-eight additional branch offices in central, eastern, southeast and southwest Kansas, and our ownership of Landmark Risk Management, Inc.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, purchase accounting and accounting for goodwill and other intangible assets and the accounting for income taxes, all of which involve significant judgment by our management.

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

Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods to determine the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value. The Company performed a step one impairment test as of December 31, 2018 by comparing the implied fair value of the Company’s single reporting unit to its carrying value. Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s step one impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

DEPOSIT-RELATED LOSS. On August 8, 2017, we were made aware that checks deposited by one of our customers from a third party were being returned by another financial institution due to uncollected funds related to the third party. This caused a $10.3 million overdraft balance. From August 8, 2017 through December 31, 2017, our collection efforts provided $2.2 million in funds to cover a portion of the overdraft, resulting in an $8.1 million pre-tax loss in 2017. We recovered an additional $1.5 million of this loss during 2018, which includes payments received from the third party whose checks were returned and from insurance claims received. The insurance payments include risk sharing payments from the pool that Landmark Risk Management, Inc. utilizes to spread insurance risk. An investigation of the situation and the potential recovery of losses is ongoing. Accordingly, no conclusions have been reached concerning the ultimate recoverability of the remaining loss, nor has there been a final determination of whether or not existing insurance policies will cover any more of the loss. We intend to protect all of our rights pursuant to this matter and to seek all available legal and equitable remedies. The recovery process is uncertain and is expected to require an extended period of time to resolve, and we will likely incur further legal expenses.

SUMMARY OF PERFORMANCE. Net earnings for 2018 increased $6.1 million, or 138.6%, to $10.4 million as compared to $4.4 million for 2017. Net earnings in 2017 were impacted by an after-tax loss of $5.1 million on a deposit account after checks deposited by a customer of the Bank were returned by another financial institution due to uncollected funds related to the third party.

Net interest income for 2018 increased $1.7 million to $27.8 million, or 6.4% higher than the $26.1 million recorded for 2017. Our net interest margin, on a tax equivalent basis, decreased from 3.40% during 2017 to 3.37% in 2018. The decrease in net interest margin was primarily a result of the reduction of the federal corporate income tax rate to 21% in 2018 under federal tax reform legislation enacted in December 2017, as compared to the 34% rate used in 2017. The corporate income tax rate is used in the calculation of tax-equivalent interest income and yields on tax-exempt loans and investment securities. An increase in our cost of deposits also contributed to the decrease in net interest margin. The current interest rate environment continues to restrain our ability to increase our net interest margin as higher short-term interest rates may lead to increases in our costs of funds while competition for loans inhibits our ability to earn higher yields.

We distributed a 5% stock dividend for the 18th consecutive year in December 2018. All per share and average share data in this section reflect the 2018 and 2017 stock dividends.

Interest Income. Interest income for 2018 increased $3.5 million to $33.2 million, an increase of 11.6% as compared to 2017. Interest income on loans increased $2.8 million, or 13.3%, to $23.9 million for 2018 compared to 2017, due primarily to the increase in our average loan balances from $429.5 million during 2017 to $462.9 million during 2018. Also contributing to increased interest income on loans were higher tax equivalent yields on loans, which increased from 4.92% in 2017 to 5.17% in 2018. Interest income on investment securities increased $653,000, or 7.6%, to $9.2 million during 2018, as compared to $8.6 million in 2017. The increase in interest income on investment securities was primarily the result of higher yields on our investment securities excluding the tax equivalent adjustments. Our average balance of investment securities decreased from $394.8 million during 2017 to $393.8 million during 2018, and our tax equivalent yields decreased from 2.67% in 2017 to 2.60% during 2018.

Interest Expense. Interest expense during 2018 increased $1.8 million, or 49.7%, to $5.4 million as compared to 2017. Interest expense on interest-bearing deposits increased $1.5 million, or 94.8%, to $3.1 million for 2018 as compared to 2017. Our total cost of interest-bearing deposits increased from 0.27% during 2017 to 0.51% during 2018 as a result of higher rates paid on money market and checking accounts with rates that reprice based on market indexes and higher rates on our certificates of deposits. Also contributing to higher interest expense was an increase in our average interest-bearing deposit balances from $585.9 million during 2017 to $604.1 million during 2018. Interest expense on borrowings increased $293,000, or 14.5%, to $2.3 million during 2018 as compared 2017, due primarily to higher average rates on our borrowings, which increased from 2.68% in 2017 to 2.79% in 2018. Also contributing to higher interest expense on borrowings were our average outstanding borrowings increasing from $75.3 million in 2017 to $82.7 million during 2018.

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

During 2018, net interest income increased $1.7 million, or 6.4%, to $27.8 million compared to $26.1 million in 2017. Our net interest margin, on a tax-equivalent basis, decreased to 3.37% during 2018 from 3.40% during 2017. The increase in net interest income was primarily the result of a 3.5% increase in our average interest-earning assets from $828.1 million in 2017 to $857.5 million in 2018. We do not expect increases in our net interest margin in the near term, and it is possible that our net interest margin will decline in future periods, as we may be unable to increase the yield on our loans and investment securities to the extent necessary to offset higher cost of deposits and borrowings due to higher interest rates.

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

During 2018, we recorded a provision for loan losses of $1.4 million compared to a provision for loan losses of $450,000 during 2017. We recorded net loan charge-offs of $1.1 million during 2018 compared to net loan charge-offs of $335,000 during 2017. The increase in our provision for loan losses during 2018 was primarily due to our loan growth and higher net charge-offs as well as an increase in our classified loans.

Non-interest Income. Total non-interest income was $15.6 million in 2018, an increase of $340,000, or 2.2%, compared to 2017. The increase in non-interest income was primarily the result of an increase of $1.5 million in other non-interest income, which includes $1.5 million of recoveries on the 2017 deposit fraud loss. Partially offsetting the increase in other non-interest income were declines of $367,000 in gains on sales of loans due to lower origination volumes of one-to-four family residential real estate loans for sale and $269,000 in bank owned life insurance as a result of a death benefit received during 2017. Also partially offsetting the increase in non-interest income were lower gains on sales of investment securities, which were $20,000 during 2018 compared to $498,000 in 2017. Fees and service charges were similar in 2018 and 2017.

Non-interest Expense. Non-interest expense decreased $7.1 million, or 18.9%, to $30.4 million in 2018 compared to $37.4 million in 2017. The decrease was primarily due to the pre-tax, deposit-related loss of $8.1 million incurred in the third quarter of 2017. Also contributing to lower non-interest expense was a decrease of $147,000 in amortization of intangibles due to lower core deposit intangibles and lower mortgage servicing rights amortized and a decrease of $138,000 in foreclosure and real estate owned expense. Partially offsetting those decreases were increases of $901,000 in compensation and benefits and $123,000 in data processing. The increase in compensation and benefits was the result of additional bank employees and increased compensation costs, while data processing increased due to increased accounts and services.

INCOME TAXES. During 2018, we recorded an income tax expense $1.2 million compared to an income tax benefit of $897,000 in 2017. The income tax benefit recorded in 2017 was primarily the result of the $8.1 million deposit-related loss, which decreased our taxable income. The effective tax rate was 10.1% in 2018. Our effective tax rate in 2018 was impacted by a decline in the federal corporate income tax rate, which declined to 21% in 2018 from 34% in prior years.

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

Non-interest Expense. Non-interest expense increased $8.3 million, or 28.5%, to $37.5 million in 2017 compared to $29.1 million in 2016. The increase was primarily due to the pre-tax, deposit-related loss of $8.1 million incurred in the third quarter of 2017. Also contributing to higher non-interest expense was an increase of $614,000 in professional fees related to the formation of our captive insurance subsidiary and an audit of internal controls related to financial reporting in 2017 as compared to 2016. Partially offsetting those increases were decreases of $172,000 in compensation and benefits and $139,000 in amortization of intangibles expenses.

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

QUARTERLY RESULTS OF OPERATIONS

	2018 Quarters Ended
(Dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
Interest income	$7,601	$8,083	$8,646	$8,823
Interest expense	1,007	1,247	1,466	1,645
Net interest income	6,594	6,836	7,180	7,178
Provision for loan losses	200	250	450	500
Net interest income after provision for loan losses	6,394	6,586	6,730	6,678
Non-interest income	3,401	4,253	4,567	3,350
Non-interest expense	7,440	7,566	7,712	7,647
Earnings before income taxes	2,355	3,273	3,585	2,381
Income tax expense (benefit)	256	428	565	(81)
Net earnings	$2,099	$2,845	$3,020	$2,462
Earnings per share (2):
Basic	$0.49	$0.66	$0.69	$0.56
Diluted	$0.49	$0.65	$0.69	$0.56

	2017 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$7,188	$7,456	$7,521	$7,535
Interest expense	820	880	919	966
Net interest income	6,368	6,576	6,602	6,569
Provision for loan losses	50	100	100	200
Net interest income after provision for loan losses	6,318	6,476	6,502	6,369
Non-interest income	3,641	4,201	3,952	3,490
Non-interest expense (1)	7,061	7,552	15,638	7,226
Earnings (losses) before income taxes	2,898	3,125	(5,184)	2,633
Income tax expense (benefit)	693	742	(2,523)	191
Net earnings (losses)	$2,205	$2,383	$(2,661)	$2,442
Earnings per share (2):
Basic	$0.51	$0.56	$(0.62)	$0.57
Diluted	$0.51	$0.55	$(0.61)	$0.56

(1) Non-interest expense during the quarter ended September 30, 2017 includes a deposit-related loss of $8.1 million.

(2) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2018 and 2017.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased to $985.8 million at December 31, 2018, compared to $929.5 million at December 31, 2017. The increase in our total assets was primarily the result of an increase in net loans, excluding loans held for sale, which increased to $489.4 million at December 31, 2018 from $433.7 million at December 31, 2017. Investment securities available-for-sale increased from $388.0 million at December 31, 2017 to $388.3 million at December 31, 2018.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At December 31, 2018, our allowance for loan losses totaled $5.8 million, or 1.16% of gross loans outstanding, as compared to $5.5 million, or 1.24% of gross loans outstanding, at December 31, 2017.

As of December 31, 2018 and 2017, approximately $31.8 million and $16.3 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. The increase in classified loans was primarily driven by a few larger loan relationships consisting of commercial and commercial real estate loans. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though these borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at December 31, 2018 and 2017, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.7 million, or 0.34% of gross loans, at December 31, 2018, compared to $1.4 million, or 0.31% of gross loans, at December 31, 2017. At December 31, 2018, $5.2 million of loans were on non-accrual status, or 1.06% of gross loans, compared to $6.0 million, or 1.37% of gross loans, at December 31, 2017. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at December 31, 2018 and 2017. Our impaired loans totaled $8.7 million at December 31, 2018 compared to $9.8 million at December 31, 2017. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2018 and December 31, 2017 was related to TDRs that were accruing interest but still classified as impaired.

At December 31, 2018, the Company had ten loan relationships consisting of fourteen outstanding loans that were classified as TDRs compared to twelve relationships consisting of twenty outstanding loans classified as TDRs at December 31, 2017.

During 2018, the Company classified an agriculture loan totaling $64,000 as a TDR after originating a loan to an existing loan relationship that was classified as a TDR in 2016. As part of the restructuring the borrower paid off three loans previously classified as TDRs. Since the agriculture loan relationship was adequately secured, no impairments were recorded against the principal as of December 31, 2018. The Company also classified a $36,000 commercial loan as a TDR after extending the maturity of the loan during 2018. The commercial loan had a $10,000 impairment recorded against the principal balance as of December 31, 2018. An agriculture loan relationship consisting of two loans that were originally classified as TDRs during 2015 and a municipal loan that was classified as a TDR in 2010 were both paid off in 2018.

During 2017, the Company classified four agriculture loans totaling $98,000 as TDRs after refinancing existing loans to two agriculture loan relationships that were classified as TDRs in 2017 and 2016. The Company also classified a $104,000 agriculture loan as a TDR in 2017 after extending the maturity of the loan. The Company also classified a one-to-four family residential real estate loan totaling $25,000 as a TDR during 2017 after modifying the terms per a bankruptcy judgment. Also during 2017, the Company classified an $11,000 commercial real estate loan as a TDR after extending the maturity of the loan. The $11,000 commercial real estate loan was charged-off during 2017 as a result of the borrower failing to comply with the terms of the restructuring.

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

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2018, we had $35,000 of real estate owned compared to $436,000 at December 31, 2017. As of December 31, 2018, real estate owned primarily consisted of a few residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $58.0 million in total deposits during 2018, to $823.6 million at December 31, 2018, from $765.6 million at December 31, 2017. The increase in deposits was primarily due to increased time deposits, although all categories of deposits increased between the two dates.. The increase in time deposits was associated with brokered certificates of deposits, which totaled $61.9 million at December 31, 2018. Total borrowings decreased $9.7 million to $56.9 million at December 31, 2018, from $66.6 million at December 31, 2017.

Non-interest-bearing deposits at December 31, 2018, were $168.3 million, or 20.4% of deposits, compared to $160.5 million, or 21.0% of deposits, at December 31, 2017. Money market and checking accounts were 47.8% of our deposit portfolio and totaled $393.5 million at December 31, 2018, compared to $388.3 million, or 50.7% of deposits, at December 31, 2017. Savings accounts increased to $94.9 million, or 11.5% of deposits, at December 31, 2018, from $93.5 million, or 12.2% of deposits, at December 31, 2017. Certificates of deposit totaled $167.0 million, or 20.3% of deposits, at December 31, 2018, compared to $123.3 million, or 16.1% of deposits, at December 31, 2017. Increasing short-term interest rates and competition for deposits may affect our ability to continue to increase deposit balances and could result in a decrease in our deposit balances in future periods.

Certificates of deposit at December 31, 2018, scheduled to mature in one year or less totaled $137.6 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2018, our cash and cash equivalents increased by $2.5 million. Our operating activities provided net cash of $21.4 million in 2018, which is primarily the result of net earnings and sales of one-to-four family residential mortgage loans. Our investing activities used net cash of $64.3 million during 2018, primarily as a result of increases in loans. Our financing activities provided net cash of $45.4 million during 2018, primarily as a result of an increase in deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $407.5 million at December 31, 2018 and $404.6 million at December 31, 2017. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2018, we had outstanding $20.0 million of borrowings against our line of credit with the FHLB. At December 31, 2018, we had collateral pledged to the FHLB that would allow us to borrow an additional $85.0 million, subject to FHLB credit requirements and policies. At December 31, 2018, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $10.1 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at December 31, 2018. At December 31, 2018, we had subordinated debentures totaling $21.7 million and other borrowings of $15.2 million, which consisted of repurchase agreements. At December 31, 2018, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution that matures on November 1, 2019, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.4 million at December 31, 2018.

At December 31, 2018, we had outstanding loan commitments, excluding standby letters of credit, of $86.7 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

CAPITAL. The Federal Reserve has established capital requirements for bank holding companies which generally parallel the capital requirements for national banks under OCC regulations. The regulations provide that such standards will generally be applied on a consolidated (rather than a bank-only) basis in the case of bank holding companies other than “small bank holding companies” (generally, non-public bank holding companies with less than $3 billion in total consolidated assets).

At December 31, 2018, the Bank maintained a leverage ratio of 10.15% and a total risk-based capital ratio of 17.32%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2018 (dollars in thousands):

	Actual	Actual	Minimum	Minimum
	amount	percent	amount	percent(1)
Leverage	$97,112	10.15%	$38,254	4.00%
Common Equity Tier 1 capital	97,112	16.33%	37,922	6.40%
Tier 1 capital	97,112	16.33%	46,844	7.90%
Total risk-based capital	103,017	17.32%	58,741	9.90%

(1) The minimum required percent includes a capital conservation buffer of 1.875%.

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums, and we expect that they will allow us to operate without capital adequacy concerns. As of December 31, 2018 and 2017, the Bank also exceeded the “well capitalized” thresholds, which is the highest rating available. There are no conditions or events that management believes have changed the Bank’s category. We have $21.7 million in trust preferred securities which, in accordance with current capital guidelines, have been included in capital as of December 31, 2018. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2018, we paid a quarterly cash dividend of $0.19 per share to our stockholders, as adjusted to give effect to a 5% stock dividend, which we distributed for the 18th consecutive year in December 2018. The 2017 quarterly cash dividends were $0.18 per share as adjusted to give effect to a 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2018. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2018, approximately $16.4 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

EFFECTS OF INFLATION

Our consolidated financial statements and accompanying footnotes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which generally require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of our operations because our assets and liabilities are primarily monetary, and interest rates have a greater impact on our performance than do the effects of inflation.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2018 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$000's change in net interest income	% change in net interest income
200 basis point rising	$(2,306)	(7.5)%
100 basis point rising	(1,139)	(3.7)%
100 basis point falling	815	2.7%

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE (“GAP” TABLE)

As of December 31, 2018	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$17,719	$43,621	$137,633	$194,148	$393,121
Loans	118,537	156,215	201,590	17,774	494,116
Total interest-earning assets	$136,256	$199,836	$339,223	$211,922	$887,237

Interest-bearing liabilities:
Certificates of deposit	$87,914	$49,723	$29,380	$3	$167,020
Money market and checking accounts	3,943	11,828	306,266	71,423	393,460
Savings accounts	-	-	75,916	18,979	94,895
Borrowed money	56,897	-	-	-	56,897
Total interest-bearing liabilities	$148,754	$61,551	$411,562	$90,405	$712,272

Interest sensitivity gap per period	$(12,498)	$138,285	$(72,339)	$121,517	$174,965
Cumulative interest sensitivity gap	(12,498)	125,787	53,448	174,965

Cumulative gap as a percent of total interest-earning assets	(1.41%)	14.18%	6.02%	19.72%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	91.60%	159.81%	108.59%	124.56%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
●	Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of cyber-attacks.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors or counterparties.

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

Landmark Bancorp, Inc. and Subsidiaries

Manhattan, Kansas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.

Oak Brook, Illinois

March 14, 2019

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash and cash equivalents	$19,114	$16,584
Investment securities available-for-sale, at fair value	388,345	387,983
Bank stocks, at cost	4,776	5,423
Loans, net of allowance for loans losses of $5,765 and $5,459	489,373	433,743
Loans held for sale, at fair value	4,743	6,535
Premises and equipment, net	21,127	20,824
Bank owned life insurance	24,342	23,698
Goodwill	17,532	17,532
Other intangible assets, net	3,091	3,659
Real estate owned, net	35	436
Accrued interest and other assets	13,306	13,037
Total assets	$985,784	$929,454

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$168,273	$160,496
Money market and checking	393,460	388,311
Savings	94,895	93,474
Time	167,020	123,277
Total deposits	823,648	765,558

Federal Home Loan Bank borrowings	20,000	31,600
Subordinated debentures	21,651	21,484
Other borrowings	15,246	13,509
Accrued interest and other liabilities	13,338	9,681
Total liabilities	893,883	841,832

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 4,372,116 and 4,285,742 shares issued and outstanding at December 31, 2018 and 2017, respectively	44	41
Additional paid-in capital	63,775	57,772
Retained earnings	32,073	30,214
Accumulated other comprehensive loss	(3,991)	(405)
Total stockholders’ equity	91,901	87,622

Total liabilities and stockholders’ equity	$985,784	$929,454

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016
Interest income:
Loans:
Taxable	$23,642	$20,952	$21,010
Tax-exempt	244	134	244
Investment securities:
Taxable	5,299	4,686	4,551
Tax-exempt	3,968	3,928	3,425
Total interest income	33,153	29,700	29,230
Interest expense:
Deposits	3,056	1,569	1,134
Subordinated debentures	1,079	898	787
Borrowings	1,230	1,118	1,270
Total interest expense	5,365	3,585	3,191
Net interest income	27,788	26,115	26,039
Provision for loan losses	1,400	450	500
Net interest income after provision for loan losses	26,388	25,665	25,539
Non-interest income:
Fees and service charges	7,289	7,358	7,268
Gains on sales of loans, net	5,023	5,390	5,476
Increase in cash surrender value of bank owned life insurance	644	912	508
Gains on sales of investment securities, net	20	498	558
Other	2,595	1,126	1,040
Total non-interest income	15,571	15,284	14,850
Non-interest expense:
Compensation and benefits	16,042	15,141	15,313
Occupancy and equipment	4,333	4,283	4,334
Data processing	1,525	1,402	1,419
Amortization of intangibles	1,111	1,258	1,397
Professional fees	1,677	1,695	1,081
Advertising	589	589	573
Federal deposit insurance premiums	291	292	369
Foreclosure and real estate owned expense	100	238	258
Deposit-related loss	-	8,082	-
Other	4,697	4,497	4,370
Total non-interest expense	30,365	37,477	29,114
Earnings before income taxes	11,594	3,472	11,275
Income tax expense (benefit)	1,168	(897)	2,314
Net earnings	$10,426	$4,369	$8,961
Earnings per share:
Basic (1)	$2.40	$1.02	$2.13
Diluted (1)	$2.39	$1.01	$2.10

(1) All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2018, 2017 and 2016.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Net earnings	$10,426	$4,369	$8,961

Net unrealized holding (losses) gains on available-for-sale securities	(4,721)	2,131	(5,021)
Less reclassification adjustment on gains included in earnings	(20)	(498)	(558)
Net unrealized (losses) gains	(4,741)	1,633	(5,579)
Income tax effect on net gains included in earnings	5	184	206
Income tax effect on net unrealized holding (losses) gains	1,157	(807)	1,850
Other comprehensive (loss) income	(3,579)	1,010	(3,523)

Total comprehensive income	$6,847	$5,379	$5,438

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2016	$35	$45,372	$32,988	$2,175	$80,570
Net earnings	-	-	8,961	-	8,961
Other comprehensive loss	-	-	-	(3,523)	(3,523)
Dividends paid ($0.66 per share) (1)	-	-	(2,912)	-	(2,912)
Stock-based compensation	-	59	-	-	59
Exercise of stock options, 141,103 shares,	1	1,795	-	-	1,796
5% stock dividend, 183,538 shares	2	4,742	(4,744)	-	-
Balance at December 31, 2016	38	51,968	34,293	(1,348)	84,951
Net earnings	-	-	4,369	-	4,369
Other comprehensive income	-	-	-	1,010	1,010
Tax reclassification from early adoption of ASU 2018-02	-	-	67	(67)	-
Dividends paid ($0.73 per share) (1)	-	-	(3,108)	-	(3,108)
Stock-based compensation	-	172	-	-	172
Exercise of stock options, 17,540 shares,	1	227	-	-	228
5% stock dividend, 193,306 shares	2	5,405	(5,407)	-	-
Balance at December 31, 2017	41	57,772	30,214	(405)	87,622
Net earnings	-	-	10,426	-	10,426
Other comprehensive loss	-	-	-	(3,579)	(3,579)
Dividends paid ($0.76 per share) (1)	-	-	(3,325)	-	(3,325)
Stock-based compensation	-	223	-	-	223
Adjustment of common stock investments	-	-	7	(7)	-
Exercise of stock options, 72,130 shares	1	533	-	-	534
5% stock dividend, 207,794 shares	2	5,247	(5,249)	-	-
Balance at December 31, 2018	$44	$63,775	$32,073	$(3,991)	$91,901

(1) Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2018, 2017 and 2016.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net earnings	$10,426	$4,369	$8,961
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,400	450	500
Valuation allowance on real estate owned	12	210	34
Amortization of investment security premiums, net	1,908	1,888	1,677
Amortization of purchase accounting adjustment on loans	(211)	(188)	(143)
Amortization of purchase accounting adjustment on subordinated debentures	167	200	200
Amortization of intangibles	1,111	1,258	1,397
Depreciation	1,005	1,030	1,144
Increase in cash surrender value of bank owned life insurance	(644)	(912)	(508)
Stock-based compensation	223	172	59
Deferred income taxes	969	487	919
Net gain on investment securities	(20)	(498)	(558)
Net loss (gain) on sales of premises and equipment and foreclosed assets	58	(17)	89
Net gains on sales of loans	(5,023)	(5,390)	(5,476)
Proceeds from sale of loans	167,544	173,719	222,857
Origination of loans held for sale	(160,729)	(169,347)	(208,433)
Changes in assets and liabilities:
Accrued interest and other assets	(470)	(2,013)	(2,398)
Accrued interest, expenses and other liabilities	3,657	(2,362)	(1,304)
Net cash provided by operating activities	21,383	3,056	19,017
Cash flows from investing activities:
Net increase in loans	(57,060)	(13,785)	(2,159)
Maturities and prepayments of investment securities	54,617	59,198	41,837
Purchases of investment securities	(82,742)	(75,186)	(94,060)
Proceeds from sale of investment securities	21,126	13,810	14,326
Proceeds from sales of common stock investments	7	-	-
Redemption of bank stocks	10,380	9,099	4,686
Purchase of bank stocks	(9,733)	(9,223)	(5,488)
Proceeds from sales of premises and equipment and foreclosed assets	424	856	813
Proceeds from bank owned life insurance	-	528	358
Purchase of bank owned life insurance	-	(5,000)	-
Purchases of premises and equipment, net	(1,308)	(1,449)	(596)
Net cash used in investing activities	(64,289)	(21,152)	(40,283)
Cash flows from financing activities:
Net increase in deposits	58,090	24,038	26,800
Federal Home Loan Bank advance borrowings	635,303	622,241	417,739
Federal Home Loan Bank advance repayments	(646,903)	(629,741)	(416,239)
Proceeds from other borrowings	1,737	1,126	509
Repayments on other borrowings	-	(100)	-
Proceeds from exercise of stock options	534	228	1,796
Payment of dividends	(3,325)	(3,108)	(2,912)
Net cash provided by financing activities	45,436	14,684	27,693
Net increase (decrease) in cash and cash equivalents	2,530	(3,412)	6,427
Cash and cash equivalents at beginning of year	16,584	19,996	13,569
Cash and cash equivalents at end of year	$19,114	$16,584	$19,996

(continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016

Supplemental disclosure of cash flow information:
Net refund received during the year for income taxes	$(1,364)	$850	$945
Cash paid during the year for interest	5,030	3,380	3,016

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$96	$206	$1,212
Investment securities purchases not yet settled	-	-	926

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

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in the operation of banks. As of December 31, 2018 and 2017, the Bank did not have a minimum reserve requirement.

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

Common Stocks. Common stock investments are recorded at fair value with changes in fair value recognized in net income.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining if a loan is impaired include payment status, probability of collecting scheduled principal and interest payments when due and value of collateral for collateral dependent loans. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. In addition, the Company classifies troubled debt restructurings (“TDR”) as impaired loans. A loan is classified as a TDR if the Company modifies a loan with any concessions, as defined by accounting guidance, to a borrower experiencing financial difficulty. The allowance recorded on impaired loans is measured on a loan-by-loan basis for commercial, commercial real estate, agriculture and construction and land loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans with smaller individual balances are collectively evaluated for impairment. Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment disclosures.

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

In the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09 Compensation-Stock Compensation (Topic 718). As a result of this election, the Company recognized $136,000, $103,000 and $308,000 of excess tax benefits from the exercise of stock options as a reduction in income tax expense during 2018, 2017 and 2016. Also upon early adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change in accounting for forfeitures did not impact the consolidated financial statements.

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computation for 2018 excluded 30,859 unexercised stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computations for 2017 and 2016 include all unexercised stock options.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2018, 2017 and 2016, are shown below:

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016
Net earnings available to common shareholders	$10,426	$4,369	$8,961

Weighted average common shares outstanding - basic	4,350,671	4,268,556	4,196,949
Assumed exercise of stock options	15,151	74,172	71,996
Weighted average common shares outstanding - diluted	4,365,822	4,342,728	4,268,945
Earnings per share:
Basic	$2.40	$1.02	$2.13
Diluted	$2.39	$1.01	$2.10

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

(2) Impact of Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-01, Financial Instruments (Topic 825): Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update became effective for interim and annual periods beginning after December 15, 2017. The Company adopted ASU 2016-01 effective January 1, 2018. Effective January 1, 2018, changes in the value of the Company’s common stock investments are adjustments to the income statement. Additionally, the disclosure of fair value of the loan portfolio is presented using an exit price method instead of the discounted cash flow method previously utilized. Management has concluded that the requirements of this update did not have a material impact to the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued an update (ASU No. 2016-02, Leases) creating FASB Topic 842, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption was permitted. The Company has adopted ASU 2016-02 effective January 1, 2019. Management has concluded that based on the Company’s current operating leases, the adoption of ASU 2016-02 does not have a material impact on the Company’s consolidated financial statement and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount, and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public entities, the amendments of the update are effective beginning January 1, 2020. Management has initiated an implementation committee that has implemented a process to collect the data and is developing a system for the new standard. Initial calculations estimate the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The provisions of this update become effective for interim and annual periods beginning after December 15, 2018. The Company has adopted ASU 2017-08 effective January 1, 2019. Management has concluded that based on the Company’s current portfolio of investment securities that the adoption of these amendments will result in a shorter amortization period for investment security premiums; however, the impact was not material to the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which among other things reduced the maximum federal corporate tax rate from 35% to 21%. This ASU addresses concerns about the guidance in current GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income (rather than in income from continuing operations). As a result of the adjustment of deferred taxes being required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this ASU) do not reflect the appropriate tax rate. This ASU allows for an election to reclass between retained earnings and accumulated other comprehensive income the impact of the federal income tax rate change. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption of the amendments of this ASU is permitted. ASU 2018-02 was early adopted and the December 31, 2017 financial statements reflect the reclassification out of accumulated other comprehensive income and into retained earnings for $67,000.

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of non-financial assets, such as real estate owned. The majority of the Company’s revenues come from interest income and other sources, including loans, leases, securities and derivatives that are outside the scope of ASC 606. Services within the scope of ASC 606 include deposit service charges on deposits, interchange income, and the sale of real estate owned. Refer to footnote 14 to the financial statements, Revenue from Contracts with Customers, for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

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

(3) Investment Securities

A summary of investment securities available-for-sale is as follows:

	As of December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(28)	$1,971
U. S. federal agency obligations	10,370	32	(41)	10,361
Municipal obligations, tax exempt	161,529	353	(2,770)	159,112
Municipal obligations, taxable	53,178	180	(323)	53,035
Agency mortgage-backed securities	158,765	264	(2,953)	156,076
Certificates of deposit	7,790	-	-	7,790
Total	$393,631	$829	$(6,115)	$388,345

	As of December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(9)	$1,990
U. S. federal agency obligations	16,572	5	(85)	16,492
Municipal obligations, tax exempt	183,846	1,972	(1,080)	184,738
Municipal obligations, taxable	57,783	409	(216)	57,976
Agency mortgage-backed securities	119,096	92	(1,633)	117,555
Certificates of deposit	9,224	-	-	9,224
Common stocks	-	8	-	8
Total	$388,520	$2,486	$(3,023)	$387,983

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2018 and 2017. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of December 31, 2018
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	securities	value	losses	value	losses	value	losses
U.S. federal treasury securities	1	$-	$-	$1,971	$(28)	$1,971	$(28)
U.S. federal agency obligations	6	145	(1)	7,970	(40)	8,115	(41)
Municipal obligations, tax exempt	296	35,898	(367)	85,921	(2,403)	121,819	(2,770)
Municipal obligations, taxable	86	8,293	(22)	28,984	(301)	37,277	(323)
Agency mortgage-backed securities	101	30,030	(146)	96,155	(2,807)	126,185	(2,953)
Total	490	$74,366	$(536)	$221,001	$(5,579)	$295,367	$(6,115)

		As of December 31, 2017
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal treasury securities	1	$1,990	$(9)	$-	$-	$1,990	$(9)
U.S. federal agency obligations	14	7,989	(24)	8,272	(61)	16,261	(85)
Municipal obligations, tax exempt	178	37,299	(273)	31,930	(807)	69,229	(1,080)
Municipal obligations, taxable	73	18,792	(96)	9,744	(120)	28,536	(216)
Agency mortgage-backed securities	79	68,630	(620)	39,844	(1,013)	108,474	(1,633)
Total	345	$134,700	$(1,022)	$89,790	$(2,001)	$224,490	$(3,023)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the security and its belief that it was more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believed that the U.S. treasury security identified in the tables above was temporarily impaired as of December 31, 2018 and 2017.

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2018, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

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

The amortized cost and fair value of investment securities at December 31, 2018 are as follows:

	Amortized	Estimated
(Dollars in thousands)	cost	fair value
Due in less than one year	$34,943	$34,847
Due after one year but within five years	177,050	174,149
Due after five years but within ten years	103,823	102,522
Due after ten years	77,815	76,827
Total	$393,631	$388,345

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Sales proceeds	$21,126	$13,810	$14,326

Realized gains	$84	$522	$573
Realized losses	(64)	(24)	(15)
Net realized gains	$20	$498	$558

Securities with carrying values of $249.7 million and $232.5 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2018 and 2017, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

Effective January 1, 2018, the Company changed the classification of its common stock investments from available-for-sale with changes in fair value excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes to be carried at fair value with changes in fair value included in net earnings. The Company received $7,000 of proceeds from the sale of its remaining common stock investments during the year ended December 31, 2018.

(4) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2018 was $2.8 million compared to $3.4 million at December 31, 2017. The carrying value of the FRB stock was $1.9 million at both December 31, 2018 and 2017. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB, as applicable. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2018 and 2017.

(5) Loans and Allowance for Loan Losses

Loans consisted of the following:

	As of December 31,
(Dollars in thousands)	2018	2017

One-to-four family residential real estate loans	$136,895	$136,215
Construction and land loans	20,083	19,356
Commercial real estate loans	138,967	120,624
Commercial loans	74,289	54,591
Agriculture loans	96,632	83,008
Municipal loans	2,953	3,396
Consumer loans	25,428	22,046
Total gross loans	495,247	439,236
Net deferred loan costs and loans in process	(109)	(34)
Allowance for loan losses	(5,765)	(5,459)
Loans, net	$489,373	$433,743

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Year ended December 31, 2018
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2018	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459
Charge-offs	(32)	-	-	(950)	-	-	(178)	(1,160)
Recoveries	4	-	1	22	1	2	36	66
Provision for loan losses	(65)	(13)	145	753	425	(3)	158	1,400
Balance at December 31, 2018	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765

Allowance for loan losses:
Individually evaluated for loss	$100	$103	$67	$27	$13	$-	$-	$310
Collectively evaluated for loss	349	65	1,619	1,024	2,225	7	166	5,455
Total	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765

Loan balances:
Individually evaluated for loss	$623	$1,808	$3,912	$1,528	$717	$58	$45	$8,691
Collectively evaluated for loss	136,272	18,275	135,055	72,761	95,915	2,895	25,383	486,556
Total	$136,895	$20,083	$138,967	$74,289	$96,632	$2,953	$25,428	$495,247

	Year ended December 31, 2017
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2017	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344
Charge-offs	(37)	-	(71)	-	(45)	-	(335)	(488)
Recoveries	11	-	-	20	1	37	84	153
Provision for loan losses	64	128	(166)	87	172	(41)	206	450
Balance at December 31, 2017	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459

Allowance for loan losses:
Individually evaluated for loss	$73	$102	$52	$391	$24	$-	$-	$642
Collectively evaluated for loss	469	79	1,488	835	1,788	8	150	4,817
Total	$542	$181	$1,540	$1,226	$1,812	$8	$150	5,459

Loan balances:
Individually evaluated for loss	$747	$2,031	$3,973	$2,002	$833	$140	$34	$9,760
Collectively evaluated for loss	135,468	17,325	116,651	52,589	82,175	3,256	22,012	429,476
Total	$136,215	$19,356	$120,624	$54,591	$83,008	$3,396	$22,046	$439,236

	Year ended December 31, 2016
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2016	$925	$77	$1,740	$1,530	$1,428	$23	$199	$5,922
Charge-offs	(14)	-	-	(306)	(375)	-	(471)	(1,166)
Recoveries	9	-	-	34	-	6	39	88
Provision for loan losses	(416)	(24)	37	(139)	631	(17)	428	500
Balance at December 31, 2016	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$81	$87	$89	$-	$17	$274
Collectively evaluated for loss	504	53	1,696	1,032	1,595	12	178	5,070
Total	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344

Loan balances:
Individually evaluated for loss	$780	$1,937	$2,445	$355	$881	$258	$72	$6,728
Collectively evaluated for loss	136,066	11,801	115,755	54,151	77,443	3,626	20,199	419,041
Total	$136,846	$13,738	$118,200	$54,506	$78,324	$3,884	$20,271	$425,769

The Company’s impaired loans decreased $1.1 million from $9.8 million at December 31, 2017 to $8.7 million at December 31, 2018. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2018 and December 31, 2017 was related to TDRs that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis for impaired loans was immaterial during the years 2018, 2017 and 2016. The following tables present information on impaired loans:

	As of December 31, 2018
(Dollars in thousands)	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$623	$623	$413	$210	$100	$640	$10
Construction and land loans	3,543	1,808	1,383	425	103	2,689	53
Commercial real estate loans	3,912	3,912	2,120	1,792	67	3,928	487
Commercial loans	1,528	1,528	1,446	82	27	1,537	-
Agriculture loans	932	717	529	188	13	844	52
Municipal loans	58	58	58	-	-	58	1
Consumer loans	45	45	45	-	-	49	-
Total impaired loans	$10,641	$8,691	$5,994	$2,697	$310	$9,745	$603

	As of December 31, 2017
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$747	$747	$503	$244	$73	$774	$8
Construction and land loans	3,766	2,031	430	1,601	102	2,033	65
Commercial real estate loans	3,973	3,973	3,888	85	52	3,989	490
Commercial loans	2,002	2,002	11	1,991	391	2,082	-
Agriculture loans	1,048	833	545	288	24	912	1
Municipal loans	140	140	140	-	-	192	5
Consumer loans	34	34	34	-	-	35	-
Total impaired loans	$11,710	$9,760	$5,551	$4,209	$642	$10,017	$569

	As of December 31, 2016
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$780	$780	$780	$-	$-	$798	$7
Construction and land loans	3,672	1,937	1,937	-	-	2,068	72
Commercial real estate loans	2,445	2,445	2,145	300	81	2,587	505
Commercial loans	355	355	46	309	87	425	2
Agriculture loans	1,173	881	147	734	89	1,000	2
Municipal loans	258	258	258	-	-	418	-
Consumer loans	72	72	55	17	17	78	13
Total impaired loans	$8,755	$6,728	$5,368	$1,360	$274	$7,374	$601

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2018 or December 31, 2017. The following tables present information on the Company’s past due and non-accrual loans by loan class:

	As of December 31, 2018
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$131	$206	$-	$337	$442	$779	$136,116
Construction and land loans	-	134	-	134	948	1,082	19,001
Commercial real estate loans	465	-	-	465	1,791	2,256	136,711
Commercial loans	398	20	-	418	1,528	1,946	72,343
Agriculture loans	100	88	-	188	482	670	95,962
Municipal loans	-	-	-	-	-	-	2,953
Consumer loans	106	23	-	129	45	174	25,254
Total	$1,200	$471	$-	$1,671	$5,236	$6,907	$488,340

Percent of gross loans	0.24%	0.10%	0.00%	0.34%	1.06%	1.40%	98.60%

	As of December 31, 2017
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$101	$313	$-	$414	$552	$966	$135,249
Construction and land loans	-	4	-	4	779	783	18,573
Commercial real estate loans	22	209	-	231	1,841	2,072	118,552
Commercial loans	-	397	-	397	2,002	2,399	52,192
Agriculture loans	-	-	-	-	833	833	82,175
Municipal loans	-	-	-	-	-	-	3,396
Consumer loans	105	204	-	309	34	343	21,703
Total	$228	$1,127	$-	$1,355	$6,041	$7,396	$431,840

Percent of gross loans	0.05%	0.26%	0.00%	0.31%	1.37%	1.68%	98.32%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2018, 2017 and 2016, would have increased interest income by $254,000, $185,000 and $75,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2018, 2017 and 2016.

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

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2018		As of December 31, 2017
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$135,947	$948	$135,475	$740
Construction and land loans	19,135	948	18,577	779
Commercial real estate loans	126,619	12,348	114,736	5,888
Commercial loans	66,490	7,799	52,313	2,278
Agriculture loans	86,917	9,715	76,455	6,553
Municipal loans	2,953	-	3,396	-
Consumer loans	25,383	45	22,006	40
Total	$463,444	$31,803	$422,958	$16,278

At December 31, 2018, the Company had ten loan relationships consisting of fourteen outstanding loans totaling $4.0 million that were classified as TDRs compared to twelve relationships consisting of twenty outstanding loans totaling $4.8 million that were classified as TDRs at December 31, 2017.

During 2018, the Company classified an agriculture loan totaling $64,000 as a TDR after originating a loan to an existing loan relationship that was classified as a TDR in 2016. As part of the restructuring the borrower paid off three loans previously classified as TDRs. Since the agriculture loan relationship was adequately secured, no impairments were recorded against the principal as of December 31, 2018. The Company also classified a $36,000 commercial loan as a TDR after extending the maturity of the loan during 2018. The commercial loan had a $10,000 impairment recorded against the principal balance as of December 31, 2018. An agriculture loan relationship consisting of two loans that were originally classified as TDRs during 2015 and a municipal loan that was classified as a TDR in 2010 were both paid off in 2018.

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

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There was one commercial real estate loan totaling $11,000 that was classified as a TDR during 2017 which defaulted within 12 months of modification. The loan was charged-off as of December 31, 2017. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of December 31, 2018 and 2016. At December 31, 2018, there was a commitment of $10,000 to lend additional funds on one construction and land loan classified as a TDR. The Company did not record any charge-offs against loans classified as TDRs during 2018 and recorded a credit provision for loan loss of $117,000 against TDRs during 2018. The Company recorded charge-offs of $11,000 and a provision for loan loss of $47,000 against TDRs during 2017. The Company recorded charge-offs of $215,000 and a provision for loan loss of $16,000 against TDRs during 2016. The Company allocated $10,000 and $127,000 of the allowance for loan losses recorded against loans classified as TDRs at December 31, 2018 and 2017, respectively.

The following table presents information on loans that were classified as TDRs:

	As of December 31, 2018			As of December 31, 2017
(Dollars in thousands)	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$181	2	$-	$195
Construction and land loans	4	523	860	4	575	1,252
Commercial real estate loans	2	-	2,121	3	45	2,132
Commerical loans	1	36	-	-	-	-
Agriculture	4	23	235	9	471	-
Municipal loans	1	-	58	2	-	140
Total troubled debt restructurings	14	$582	$3,455	20	$1,091	$3,719

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2018 and 2017. A summary of such loans is as follows:

(Dollars in thousands)
Balance at December 31, 2017	$14,681
New loans	11,909
Repayments	(12,929)
Balance at December 31, 2018	$13,661

(6) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $86.7 million and $87.6 million at December 31, 2018 and 2017, respectively, and are generally at variable interest rates. Standby letters of credit totaled $1.4 million at December 31, 2018 and $806,000 at December 31, 2017.

(7) Goodwill and Intangible Assets

The Company performed its annual step one impairment test as of December 31, 2018. The fair value of the Company’s single reporting unit was compared to the carrying value of the single reporting unit at the measurement date to determine if any impairment existed. Based on the results of the December 31, 2018 step one impairment test, the Company concluded its goodwill was not impaired.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

	As of December 31, 2018
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,588)	$479
Lease intangible asset	350	(233)	117
Mortgage servicing rights	6,545	(4,050)	2,495
Total other intangible assets	$8,962	$(5,871)	$3,091

	As of December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,381)	$686
Lease intangible asset	350	(188)	162
Mortgage servicing rights	6,285	(3,474)	2,811
Total other intangible assets	$8,702	$(5,043)	$3,659

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the years ending December 31:

Amortization
(Dollars in thousands)	expense
2019	214
2020	177
2021	121
2022	58
2023	26
Total	$596

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

	As of December 31,
(Dollars in thousands)	2018	2017
FHLMC	$521,489	$517,863
FHLB	10,603	9,782

Custodial escrow balances maintained in connection with serviced loans were $4.5 million and $4.4 million at December 31, 2018 and 2017, respectively. Gross service fee income related to such loans was $1.4 million, $1.3 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

	As of December 31,
(Dollars in thousands)	2018	2017
Mortgage servicing rights:
Balance at beginning of year	$2,811	$2,849
Additions	543	931
Amortization	(859)	(969)
Balance at end of year	$2,495	$2,811

At December 31, 2018 and 2017, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $6.2 million and $5.6 million at December 31, 2018 and 2017, respectively. Fair value at December 31, 2018 was determined using discount rates ranging from 9.00% to 11.00%, prepayment speeds ranging from 6.00% to 22.40%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.37%. Fair value at December 31, 2017 was determined using discount rates ranging from 9.50% to 9.59%, prepayment speeds ranging from 5.23% to 33.39%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 2.26%.

The Company had a mortgage repurchase reserve of $235,000 at December 31, 2018 and December 31, 2017, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. As of December 31, 2018, the Company did not have any outstanding mortgage repurchase requests.

(8) Premises and Equipment

Premises and equipment consisted of the following:

	Estimated	As of December 31,
(Dollars in thousands)	useful lives	2018	2017
Land	Indefinite	$6,279	$6,279
Office buildings and improvements	10 - 50 years	20,859	19,837
Furniture and equipment	3 - 15 years	7,675	8,589
Automobiles	2 - 5 years	585	554
Total premises and equipment		35,398	35,259
Accumulated depreciation		(14,271)	(14,435)
Total premises and equipment, net		$21,127	$20,824

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $1.0 million, and $1.1 million, respectively, and was included in occupancy and equipment on the consolidated statements of earnings.

(9) Deposits

The following table presents the maturities of time deposits at December 31, 2018:

(Dollars in thousands)
Year	Amount
2019	$137,638
2020	15,686
2021	4,579
2022	6,332
2023	2,782
Thereafter	3
Total	$167,020

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2018 and 2017 was $14.2 million and $19.2 million, respectively. As of December 31, 2018, the Company had brokered time deposits of $61.9 million which all mature during 2019. The Company did not have any brokered time deposits as of December 31, 2017.

The components of interest expense associated with deposits are as follows:

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Time deposits	$1,195	$593	$650
Money market and checking	1,833	948	458
Savings	28	28	26
Total	$3,056	$1,569	$1,134

(10) Federal Home Loan Bank Borrowings

The Company did not have any term advances from FHLB at December 31, 2018 compared to $25.0 million at December 31, 2017. All of the Bank’s term advances with the FHLB had fixed rates and prepayment penalties and matured in 2018. Additionally, the Bank also has a line of credit, renewable annually each September, with the FHLB under which there were $20.0 million of borrowings at December 31, 2018 compared to $6.6 million of borrowings as of December 31, 2017. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (2.65% at December 31, 2018).

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2018 and 2017, there was a blanket pledge of loans and securities totaling $156.9 million and $130.6 million, respectively. At December 31, 2018 and 2017, the Bank’s total borrowing capacity with the FHLB was approximately $115.3 million and $97.5 million, respectively. At December 31, 2018 and 2017, the Bank’s available borrowing capacity was $85.0 million and $55.6 million, respectively. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(11) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 2.85%. The interest rate at December 31, 2018 and 2017 was 5.37% and 4.23%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.34%. The interest rate at December 31, 2018 and 2017 was 4.13% and 2.93%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by Citizens Bank’s former holding company to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.62%. The interest rate at December 31, 2018 and 2017 was 4.44% and 3.29% respectively. Including the purchase accounting accretion which ended during 2018, the effective interest rate was 7.17% at December 31, 2017.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(12) Other Borrowings

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2019, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2018. As of December 31, 2018 and 2017, the Company did not have an outstanding balance on the line of credit.

At December 31, 2018 and 2017, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $10.1 million and $14.5 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million at December 31, 2018 and 2017. As of December 31, 2018 and 2017, there were no borrowings through these correspondent bank federal funds agreements.

(13) Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $15.2 million at December 31, 2018, and $13.5 million at December 31, 2017, which were secured by $18.6 million and $16.8 million of the Bank’s investment portfolio at the same dates, respectively. The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	Years ended December 31,
(Dollars in thousands)	2018	2017
Average daily balance during the year	$12,388	$12,819
Average interest rate during the year	0.87%	0.26%
Maximum month-end balance during the year	$15,246	$16,801
Weighted average interest rate at year-end	1.00%	0.70%

	As of December 31, 2018
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$416	$-	$-	$-	$416
U.S. federal agency obligations	5,626	-	-	-	5,626
Agency mortgage-backed securities	9,204	-	-	-	9,204
Total	$15,246	$-	$-	$-	$15,246

	As of December 31, 2017
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$5,147	$-	$-	$-	$5,147
Agency mortgage-backed securities	8,362	-	-	-	8,362
Total	$13,509	$-	$-	$-	$13,509

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

(14) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. Items outside the scope of ASC 606 are noted as such.

	Years ended December 31,
(Dollars in thousands)	2018	2017
Non-interest income:
Service charges on deposits
Overdraft fees	$3,321	$3,571
Other	529	577
Interchange income	1,935	1,681
Loan servicing fees (1)	1,350	1,305
Office lease income (1)	630	604
Gains on sales of loans (1)	5,023	5,390
Bank owned life insurance income (1)	644	912
Gains (losses) on sales of investment securities (1)	20	498
Gains (losses) on sales of real estate owned	(58)	13
Other	2,177	733
Total non-interest income	$15,571	$15,284

(1)	Not within the scope of ASC 606.

The increase in other non-interest income during 2018 was primarily the result of recoveries of $1.5 million on a deposit-related loss that occurred in the third quarter of 2017.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the years 2018 or 2017.

(15) Income Taxes

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. Among other things, the Act reduced our corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result at December 31, 2017, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax benefit of $--352,000. After completing our 2017 tax return, income tax expense of $85,000 was recorded in 2018 associated with the re-measurement of our net deferred tax asset.

At December 31, 2017, the Company early adopted ASU 2018-02 and reclassified out of accumulated other comprehensive income and into retained earnings $67,000 of tax benefit that was recorded to income tax expense at December 22, 2017 due to re-measuring the tax rate on deferred taxes to 21% on available-for-sale securities.

Income tax expense (benefit) attributable to income from operations consisted of the following:

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Current:
Federal	$396	$(1,108)	$1,298
State	(197)	(276)	97
Total current	199	(1,384)	1,395
Deferred:
Federal	875	768	797
State	155	27	248
Total deferred	1,030	795	1,045
Deferred tax valuation allowance	(146)	44	(126)
Deferred tax remeasurement	85	(352)	-
Income tax (benefit) expense	$1,168	$(897)	$2,314

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the statutory federal income tax rate were as follows:

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Computed “expected” tax expense	$2,435	$1,180	$3,833
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(850)	(1,346)	(1,220)
Deferred tax remeasurement	85	(352)	-
REIT excise tax	-	249	-
Excess tax benefit from stock option exercise	(119)	(107)	(283)
Bank owned life insurance	(140)	(316)	(177)
Reversal of unrecognized tax benefits, net	(512)	(197)	(125)
State income taxes, net of federal benefit	364	61	269
Investment tax credits	(24)	(7)	(11)
Other, net	(71)	(62)	28
	$1,168	$(897)	$2,314

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

	As of December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Federal alternative minimum tax credit and low income housing credit carry forwards	$-	$2,485
Loans, including allowance for loan losses	1,489	1,419
Net operating loss carry forwards	383	529
State taxes	398	413
Acquisition costs	202	224
Deferred compensation arrangements	78	88
Unrealized loss on investment securities available-for-sale	1,295	132
Investments	33	46
Other, net	26	46
Total deferred tax assets	3,904	5,382
Less valuation allowance	(383)	(529)
Total deferred tax assets, net of valuation allowance	3,521	4,853

Deferred tax liabilities:
Undistributed equity earnings	-	1,539
Premises and equipment, net of depreciation	447	454
Mortgage servicing rights	464	470
Prepaid expenses	209	210
Intangible assets	92	12
FHLB stock dividends	56	74
Other borrowings	-	35
Total deferred tax liabilities	1,268	2,794

Net deferred tax asset	$2,253	$2,059

The Company has Kansas corporate net operating loss carry forwards totaling $6.6 million and $9.1 million as of December 31, 2018 and 2017, respectively, which expire between 2019 and 2027. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2018.

Retained earnings at December 31, 2018 and 2017 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

	Years ended December 31,
(Dollars in thousands)	2018	2017
Unrecognized tax benefits at beginning of year	$1,505	$1,809
Gross increases to current year tax positions	464	50
Gross decreases to prior year’s tax positions	(2)	(10)
Lapse of statute of limitations	(495)	(344)
Unrecognized tax benefits at end of year	$1,472	$1,505

Tax years that remain open and subject to audit include the years 2015 through 2018 for both federal and state tax purposes. The Company recognized $495,000 and $344,000 of previously unrecognized tax benefits during 2018 and 2017, respectively. The gross unrecognized tax benefits of $1.5 million at December 31, 2018 and December 31, 2017, respectively, would favorably impact the effective tax rate by $1.2 million if recognized. During 2018, the Company recorded an income tax benefit of $119,000 associated with interest and penalties. During 2017 and 2016, the Company recorded $30,000, and $84,000 respectively, of income tax expense associated with interest and penalties. As of December 31, 2018 and 2017, the Company has accrued interest and penalties related to the unrecognized tax benefits of $331,000 and $450,000, respectively which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $608,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(16) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $468,000, $519,000 and $543,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Split Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. The liability totaled $35,000 at December 31, 2018 and $36,000 at December 31, 2017.

Deferred Compensation Agreements. The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their retirement. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under these arrangements was $564,000 and $628,000 at December 31, 2018 and 2017, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded expense associated with the deferred compensation agreements of $2,000, $3,000 and $4,000 for the years ended December 31, 2018, 2017 and 2016.

(17) Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards is recognized on a straight line basis over the vesting period, which is typically four or five years. The stock-based compensation cost related to these awards was $223,000, $172,000 and $59,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The Company recognized tax benefits of $194,000, $180,000, and $330,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

At the annual meeting of stockholders on May 20, 2015, our stockholders approved the 2015 Stock Incentive Plan which authorized the issuance of equity awards covering 303,877 shares of common stock as adjusted for subsequent stock dividends. On August 1, 2016, the Company’s Compensation Committee awarded 14,355, as adjusted for subsequent stock dividends, shares of restricted common stock. These awards vest ratably over one or four years. The value of the 14,355, as adjusted for subsequent stock dividends, shares was based on a stock price of $22.24 per share on the date such shares were granted as adjusted for subsequent stock dividends. On August 1, 2017, the Compensation Committee awarded 3,016, as adjusted for subsequent stock dividends, shares of restricted common stock and options to acquire 35,757, as adjusted for subsequent stock dividends, shares of common stock. The restricted stock awards vest ratably over one year and the value was based on a stock price of $26.53 per share on the date such shares were granted as adjusted for subsequent stock dividends. The options vest ratably over four years. On August 1, 2018, the Compensation Committee awarded 11,319, as adjusted for subsequent stock dividends, shares of restricted common stock. The value of the 11,319, as adjusted for subsequent stock dividends, shares was based on a stock price of $27.63 on the date such shares were granted as adjusted for subsequent stock dividends. The fair value of the options granted were determined using the following weighted-average assumptions as of the grant date:

	Years ended December 31,
	2018	2017	2016
Risk-free interest rate	n/a	2.07%	n/a
Expected term	n/a	7 years	n/a
Expected stock price volatility	n/a	33.30%	n/a
Dividend yield	n/a	2.74%	n/a

A summary of option activity during 2018 is presented below:

		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
(Dollars in thousands, except per share amounts)	Shares	price per share	contractual term	intrinsic value
Outstanding at January 1, 2018	173,448	$16.09	2.8 years	$2,237
Granted	-	$-
Effect of 5% stock dividend	3,431	$
Forfeited/expired	(36,043)	$15.42
Exercised	(72,130)	$7.40
Outstanding at December 31, 2018	68,706	$17.97	5.1 years	$462
Exercisable at December 31, 2018	44,159	$13.21	3.2 years	$462
Fully vested options at December 31, 2018	44,159	$13.21	3.2 years	$462

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2018	2017	2016
Intrinsic value of options exercised (on exercise date)	$1,523	$279	$1,820
Cash received from options exercised	534	228	1,796
Excess tax benefit realized from options exercised	$136	$103	$308

As of December 31, 2018, there was $160,000 of unrecognized compensation cost related to the 24,547 outstanding nonvested options.

(Dollars in thousands)
Year	Amount
2019	$62
2020	62
2021	36
Total	$160

A summary of nonvested restricted common stock activity during 2018 is presented below:

	Shares	Weighted average grant date price per share
Nonvested restricted common stock at January 1, 2018	9,834	$24.67
Granted	10,780	$27.63
Vested	(4,605)	$26.16
Effect of 5% stock dividend	791
Nonvested restricted common stock at December 31, 2018	16,800	$25.87

As of December 31, 2018, there was $339,000 of total unrecognized compensation cost related to 16,800 outstanding unvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2019	$155
2020	92
2021	58
2022	34
Total	$339

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

Fair value estimates of the Company’s financial instruments as of December 31, 2018 and 2017, including methods and assumptions utilized, are set forth below:

	As of December 31, 2018
	Carrying
(Dollars in thousands)	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,114	$19,114	$-	$-	$19,114
Investment securities available for sale	388,345	1,971	386,374	-	388,345
Bank stocks, at cost	4,776	n/a	n/a	n/a	n/a
Loans, net	489,373	-	-	494,473	494,473
Loans held for sale	4,743	-	4,743	-	4,743
Derivative financial instruments	522	-	522	-	522
Accrued interest receivable	4,631	-	2,194	2,437	4,631

Financial liabilities:
Non-maturity deposits	$(656,628)	$(656,628)	$-	$-	(656,628)
Time deposits	(167,020)	-	(164,994)	-	(164,994)
FHLB borrowings	(20,000)	-	(20,000)	-	(20,000)
Subordinated debentures	(21,651)	-	(19,678)	-	(19,678)
Other borrowings	(15,246)	-	(15,246)	-	(15,246)
Accrued interest payable	(442)	-	(442)	-	(442)
Derivative financial instruments	(25)	-	(25)	-	(25)

	As of December 31, 2017
	Carrying
(Dollars in thousands)	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$16,584	$16,584	$-	$-	$16,584
Investment securities available-for-sale	387,983	1,998	385,985	-	387,983
Bank stocks, at cost	5,423	n/a	n/a	n/a	n/a
Loans, net	433,743	-	-	436,910	436,910
Loans held for sale	6,535	-	6,535	-	6,535
Derivative financial instruments	395	-	395	-	395
Accrued interest receivable	4,409	20	2,234	2,155	4,409

Financial liabilities:
Non-maturity deposits	$(642,281)	$(642,281)	$-	$-	(642,281)
Time deposits	(123,277)	-	(121,298)	-	(121,298)
FHLB borrowings	(31,600)	-	(31,706)	-	(31,706)
Subordinated debentures	(21,484)	-	(19,134)	-	(19,134)
Other borrowings	(13,509)	-	(13,509)	-	(13,509)
Accrued interest payable	(274)	-	(274)	-	(274)

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

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2018 or 2017.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2018 and 2017, allocated to the appropriate fair value hierarchy:

		As of December 31, 2018
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$1,971	$1,971	$-	$-
U. S. federal agency obligations	10,361	-	10,361	-
Municipal obligations, tax exempt	159,112	-	159,112	-
Municipal obligations, taxable	53,035	-	53,035	-
Agency mortgage-backed securities	156,076	-	156,076	-
Certificates of deposit	7,790	-	7,790	-
Loans held for sale	4,743	-	4,743	-
Derivative financial instruments	522	-	522	-
Liabilities:
Derivative financial instruments	(25)	-	(25)	-

		As of December 31, 2017
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$1,990	$1,990	$-	$-
U. S. federal agency obligations	16,492	-	16,492	-
Municipal obligations, tax exempt	184,738	-	184,738	-
Municipal obligations, taxable	57,976	-	57,976	-
Agency mortgage-backed securities	117,555	-	117,555	-
Common stocks	8	8	-	-
Certificates of deposit	9,224	-	9,224	-
Loans held for sale	6,535	-	6,535	-
Derivative financial instruments	395	-	395	-

The Company’s investment securities classified as available-for-sale include U.S. treasury securities, U.S. federal agency securities, municipal obligations, agency mortgage-backed securities, and certificates of deposits. Quoted exchange prices are available for the Company’s U.S treasury securities which are classified as Level 1. U.S. federal agency securities and agency mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

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

The aggregate fair value, contractual balance (including accrued interest), and gain or loss on loans held for sale were as follows:

	As of December 31,
(Dollars in thousands)	2018	2017
Aggregate fair value	$4,743	$6,535
Contractual balance	4,687	6,420
Gain	$56	$115

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

	As of December 31,
(Dollars in thousands)	2018	2017
Interest income	$333	$259
Change in fair value	(59)	78
Total change in fair value	$274	$337

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The loan balance of the Company’s impaired loans was $8.7 million and $9.8 million, with an allocated allowance of $310,000 and $642,000, at December 31, 2018 and 2017, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of December 31, 2018 and 2017 allocated to the appropriate fair value hierarchy:

		As of December 31, 2018			Total
		Fair value hierarchy			(losses)/
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$110	$-	$-	$110	$(29)
Construction and land	322	-	-	322	(103)
Commercial real estate loans	1,725	-	-	1,725	377
Commercial loans	55	-	-	55	(51)
Agriculture loans	175	-	-	175	11

		As of December 31, 2017			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$171	$-	$-	$171	$(73)
Construction and land	1,499	-	-	1,499	(102)
Commercial real estate loans	33	-	-	33	12
Commercial loans	1,600	-	-	1,600	(304)
Agriculture loans	264	-	-	264	65
Real estate owned:
One-to-four family residential real estate	325	-	-	325	(68)
Commercial real estate	85	-	-	85	(50)

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measure at fair value on a non-recurring basis as of December 31, 2018 and 2017.

(Dollars in thousands)	Fair value	Valuation technique	Unobservable inputs	Range
As of December 31, 2018
Impaired loans:
One-to-four family residential real estate	$110	Sales comparison	Adjustment to appraised value	0%-20%
Construction and land	322	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	1,725	Sales comparison	Adjustment to appraised value	0%
Commercial loans	55	Sales comparison	Adjustment to comparable sales	0%-15%
Agriculture loans	175	Sales comparison	Adjustment to appraised value	0%

As of December 31, 2017
Impaired loans:
One-to-four family residential real estate	$171	Sales comparison	Adjustment to appraised value	16%-50%
Construction and land	1,499	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	33	Sales comparison	Adjustment to appraised value	0%-91%
Commercial loans	1,600	Sales comparison	Adjustment to comparable sales	15%-50%
Agriculture loans	264	Sales comparison	Adjustment to appraised value	0%-50%
Real estate owned:
One-to-four family residential real estate	325	Sales comparison	Adjustment to appraised value	10%
Commercial real estate	85	Sales comparison	Adjustment to appraised value	10%

(19) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of December 31, 2018, the Company and Bank met all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rule includes a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was 0.625% for 2016, 1.25% for 2017, and 1.875% for 2018 and increased to its final level of 2.5% on January 1, 2019. The capital conservation buffer increases the common equity Tier 1 capital ratio, and Tier 1 capital and total risk based capital ratios.

As of December 31, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2018 and 2017:

			For capital
	Actual		adequacy purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2018
Leverage	$99,150	10.34%	$38,373	4.0%
Common Equity Tier 1 Capital	78,150	13.12%	37,982	6.4%
Tier 1 Capital	99,150	16.64%	46,919	7.9%
Total Risk Based Capital	105,055	17.63%	58,835	9.9%

As of December 31, 2017
Leverage	$88,605	9.80%	$36,180	4.0%
Common Equity Tier 1 Capital	68,269	12.83%	30,590	5.8%
Tier 1 Capital	88,605	16.65%	38,571	7.3%
Total Risk Based Capital	94,208	17.71%	49,211	9.3%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 1.875% for December 31, 2018 and 1.25% for December 31, 2017.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2018 and 2017:

					To be well-capitalized
					under prompt
			For capital		corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2018
Leverage	$97,112	10.15%	$38,254	4.0%	$47,818	5.0%
Common Equity Tier 1 Capital	97,112	16.33%	37,922	6.4%	38,665	6.5%
Tier 1 Capital	97,112	16.33%	46,844	7.9%	47,588	8.0%
Total Risk Based Capital	103,017	17.32%	58,741	9.9%	59,485	10.0%

As of December 31, 2017
Leverage	$86,808	9.62%	$36,097	4.0%	$45,122	5.0%
Common Equity Tier 1 Capital	86,808	16.35%	30,529	5.8%	34,511	6.5%
Tier 1 Capital	86,808	16.35%	38,493	7.3%	42,475	8.0%
Total Risk Based Capital	92,407	17.40%	49,112	9.3%	53,094	10.0%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 1.875% for December 31, 2018 and 1.25% for December 31, 2017.

(20) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016:

Condensed Balance Sheets

	As of December 31,
(Dollars in thousands)	2018	2017
Assets:
Cash and cash equivalents	$100	$217
Investment securities	237	245
Investment in subsidiaries	112,394	107,443
Other	942	1,261
Total assets	$113,673	$109,166
Liabilities and stockholders' equity:
Subordinated debentures	$21,651	$21,484
Other	121	60
Stockholders' equity	91,901	87,622
Total liabilities and stockholders' equity	$113,673	$109,166

Condensed Statements of Earnings

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Dividends from Bank	$3,200	$3,700	$1,250
Interest income	29	49	59
Gain on sale of investment	-	493	324
Other non-interest income	7	7	7
Interest expense	(1,078)	(898)	(787)
Other expense, net	(325)	(470)	(314)
Earnings before equity in undistributed earnings	1,833	2,881	539
Increase in undistributed equity of Bank	7,567	633	8,171
Increase in undistributed equity of Nonbank subsidiary	740	542	-
Earnings before income taxes	10,140	4,056	8,710
Income tax benefit	(286)	(313)	(251)
Net earnings	10,426	4,369	8,961
Other comprehensive (loss) income	(3,579)	1,010	(3,523)
Total comprehensive income	$6,847	$5,379	$5,438

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net earnings	$10,426	$4,369	$8,961
Increase in undistributed equity of subsidiaries	(8,307)	(1,175)	(8,171)
Amortization of purchase accounting adjustment on subordinated debentures	167	200	200
Gain on sale of investment	-	(493)	(324)
Other	381	(543)	(112)
Net cash provided by operating activities	2,667	2,358	554

Cash flows from investing activities:
Investment in subsidiary	-	(250)	-
Proceeds from sales of investments	7	967	445
Net cash provided by investing activities	7	717	445

Cash flows from financing activities:
Proceeds from exercise of stock options	534	228	1,796
Proceeds from other borrowings	-	100	-
Repayments on other borrowings	-	(100)	-
Payment of dividends	(3,325)	(3,108)	(2,912)
Net cash used in financing activities	(2,791)	(2,880)	(1,116)
Net (decrease)increase in cash	(117)	195	(117)
Cash at beginning of year	217	22	139
Cash at end of year	$100	$217	$22

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2018, the Bank could distribute dividends of up to $16.4 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

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

(22) Deposit-Related Loss

On August 8, 2017, the Company was made aware that checks deposited by our customer from a third party were being returned by another financial institution due to uncollected funds related to the third party. This caused a $10.3 million overdraft balance. As of December 31, 2017, the Company’s collection efforts have provided $2.2 million in funds to cover a portion of the overdraft, resulting in an $8.1 million pre-tax loss which is included in other non-interest expense in the consolidated statement of earnings. The Company recovered an additional $1.5 million of this loss during 2018 which includes payments received from the third party whose checks were returned and from insurance claims received. The insurance payments included risk sharing payments from the pool that Landmark Risk Management, Inc. utilizes to spread insurance risk. An investigation of the situation and the potential recovery of losses is ongoing, including whether or not existing insurance policies will cover any more of the loss. The Company intends to protect all of its rights pursuant to this matter and seek all available legal and equitable remedies; however, future recoveries are uncertain. The recovery process is expected to require an extended period of time to resolve, and the Company will likely incur further legal expenses in pursuing our recovery efforts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

Crowe LLP, the Company’s independent registered public accounting firm, has issued its report dated March 14, 2019, on the audited consolidated financial statements and on the effectiveness of the Company’s internal control over financial reporting. This report is incorporated by reference in Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K from the sections entitled “Proposal 1 - Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 22, 2019, which will be filed with the SEC no later than 120 days after December 31, 2018 (the “2019 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company	Held position since

Michael E. Scheopner	57	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	51	Vice President, Secretary,
		Chief Financial Officer and Treasurer	October 2001

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Michael E. Scheopner	57	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	51	Executive Vice President and Chief Financial Officer	October 2001

Dean R. Thibault	67	Executive Vice President, Chief Lending Officer	January 2018

Mark J. Oliphant	66	Executive Vice President, Market President-Central Region	February 2013

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2019 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2018 for all equity compensation plans:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	68,706	$17.97	240,480
Equity compensation plans not approved by security holders	-	-	-
Total	68,706	$17.97	240,480

(1)	Reflects outstanding options granted under our 2001 and 2015 Stock Incentive Plans and the remaining share reserve under our 2015 Stock Incentive Plan each as adjusted for stock dividends.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors” and “Certain Relationships and Related Transactions” of the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 4 - Ratification of Crowe LLP as our Independent Registered Public Accounting Firm” of the 2019 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2018 and 2017

Consolidated Statements of Earnings – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 15(a)3. Exhibits

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated August 1, 2013, among the Bank, the Company, Citizens Bank, National Association and First Capital Corporation+	Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on August 2, 2013 (SEC file no. 000-33203)
2.2	First Amendment to Agreement and Plan of Merger, dated October 31, 2013, among the Bank, Company, Citizens Bank, National Association and First Capital Corporation	Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on November 4, 2013 (SEC file no. 000-33203)
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the registrant’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the registrant’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	Exhibit 3.3 to the registrant’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466)
4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

10.1*	Employment agreement effective January 1, 2014 between Patrick L. Alexander, the Company and the Bank	Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.2*	Amendment to Employment Agreement, dated May 12, 2015, between Patrick L. Alexander, the Company and the Bank	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on May 14, 2015 (SEC file no. 000-33203)
10.3*	Cancellation agreement dated December 31, 2018 between Patrick L Alexander, the Company and the Bank		X
10.4*	Employment agreement effective January 1, 2014 between Michael E. Scheopner, the Company and the Bank	Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.5*	Employment agreement effective November 1, 2013 between Mark A. Herpich, the Company and the Bank	Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.6*	Employment agreement effective November 1, 2013 between Dean R. Thibault, the Company and the Bank	Exhibit 10.4 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.7*	Employment agreement effective November 1, 2013 between Mark J. Oliphant, the Company and the Bank	Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.8*	Form of Landmark Bancorp, Inc. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement	Exhibit 10.9 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)
10.9*	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	Exhibit 10.11 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)
10.10*	Landmark Bancorp, Inc. 2001 Stock Incentive Plan	Exhibit 10.1 to the registrant’s Form S-8 filed with the SEC on February 11, 2003 (SEC file no. 333-103091)
10.11*	Landmark Bancorp, Inc. 2015 Stock Incentive Plan	Exhibit 10.20 to the registrant’s report on Form 10-K filed with the SEC on March 14, 2016 (SEC file no. 000-33203)
10.12*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.13*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.14*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.15	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2016, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 10, 2016 (SEC file no. 000-33203)
10.16	Change in Terms Agreement dated November 1, 2017, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 13, 2017 (SEC file no. 000-33203)

10.17	Change in Terms Agreement dated November 1, 2018, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 8, 2018 (SEC file no. 000-33203)
13.1	Letters to Stockholders and Corporate Information included in 2019 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements

*Indicates management contract or compensatory plan or arrangement.

+Schedules and exhibits to the Exhibit have been omitted pursuant to item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.

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

LANDMARK BANCORP, INC.
(Registrant)

By:	/s/ Michael E. Scheopner	By:	/s/ Mark A. Herpich	March 14, 2019
	Michael E. Scheopner		Mark A. Herpich	date
	President and Chief Executive Officer		Vice President, Secretary, Treasurer and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE
/s/ Michael E. Scheopner	March 14, 2019	President, Chief Executive Officer and Director
Michael E. Scheopner	Date	(Principal Executive Officer)

/s/ Patrick L. Alexander	March 14, 2019	Chairman of the Board, Director
Patrick L. Alexander	Date

/s/ Mark A. Herpich	March 14, 2019	Vice President, Secretary, Treasurer and Chief
Mark A. Herpich	Date	Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard A. Ball	March 14, 2019	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 14, 2019	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 14, 2019	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 14, 2019	Director
Jim W. Lewis	Date

/s/ Sandra J Moll	March 14, 2019	Director
Sandra J Moll	Date

/s/ Wayne R. Sloan	March 14, 2019	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 14, 2019	Director
David H. Snapp	Date

