Form 10-Q
period 2019-03-31
LANDMARK BANCORP INC
filed 2019-05-09
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(785) 565-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of exchange on which registered:
Common Stock, par value $0.01 per share	LARK	Nasdaq Global Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of May 8, 2019, the issuer had outstanding 4,372,116 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$14,333	$19,114
Investment securities available-for-sale, at fair value	387,392	388,345
Bank stocks, at cost	2,994	4,776
Loans, net of allowance for loans losses of $5,938 at March 31, 2019 and $5,765 at December 31, 2018	490,673	489,373
Loans held for sale, at fair value	6,607	4,743
Premises and equipment, net	21,111	21,127
Bank owned life insurance	24,501	24,342
Goodwill	17,532	17,532
Other intangible assets, net	2,925	3,091
Real estate owned, net	54	35
Accrued interest and other assets	12,881	13,306
Total assets	$981,003	$985,784

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$184,170	$168,273
Money market and checking	377,307	393,460
Savings	98,585	94,895
Time	161,739	167,020
Total deposits	821,801	823,648

Federal Home Loan Bank borrowings	10,300	20,000
Subordinated debentures	21,651	21,651
Other borrowings	16,813	15,246
Accrued interest, taxes, and other liabilities	13,591	13,338
Total liabilities	884,156	893,883

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,372,116 shares issued at March 31, 2019 and December 31, 2018,	44	44
Additional paid-in capital	63,844	63,775
Retained earnings	33,381	32,073
Accumulated other comprehensive loss	(422)	(3,991)
Total stockholders’ equity	96,847	91,901
Total liabilities and stockholders’ equity	$981,003	$985,784

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2019	2018
Interest income:
Loans:
Taxable	$6,435	$5,350
Tax-exempt	26	29
Investment securities:
Taxable	1,493	1,197
Tax-exempt	930	1,025
Total interest income	8,884	7,601
Interest expense:
Deposits	1,331	541
Borrowings	357	466
Total interest expense	1,688	1,007
Net interest income	7,196	6,594
Provision for loan losses	200	200
Net interest income after provision for loan losses	6,996	6,394
Non-interest income:
Fees and service charges	1,689	1,756
Gains on sales of loans, net	1,120	1,161
Bank owned life insurance	159	159
Gains on sales of investment securities, net	-	35
Other	288	290
Total non-interest income	3,256	3,401
Non-interest expense:
Compensation and benefits	4,143	3,789
Occupancy and equipment	1,062	1,078
Data processing	414	365
Amortization of intangibles	264	277
Professional fees	396	388
Advertising	166	167
Federal deposit insurance premiums	68	72
Foreclosure and real estate owned expense	41	13
Other	1,174	1,291
Total non-interest expense	7,728	7,440
Earnings before income taxes	2,524	2,355
Income tax expense	341	256
Net earnings	$2,183	$2,099
Earnings per share:
Basic (1)	$0.50	$0.49
Diluted (1)	$0.50	$0.48
Dividends per share (1)	$0.20	$0.19

(1)	Per share amounts for the period ended March 31, 2018 have been adjusted to give effect to the 5% stock dividend paid during December 2018.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2019	2018

Net earnings	$2,183	$2,099

Net unrealized holding gains (losses) on available-for-sale securities	4,727	(6,376)
Less reclassification adjustment for net gains included in earnings	-	(35)
Net unrealized gains (losses)	4,727	(6,411)
Income tax effect on net gains included in earnings	-	9
Income tax effect on net unrealized holding (losses) gains	(1,158)	1,562
Other comprehensive income (loss)	3,569	(4,840)

Total comprehensive income (loss)	$5,752	$(2,741)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2018	$41	$57,772	$30,214	$(405)	$87,622
Net earnings	-	-	2,099	-	2,099
Other comprehensive loss	-	-	-	(4,840)	(4,840)
Dividends paid ($0.19 per share)	-	-	(821)	-	(821)
Stock-based compensation	-	54	-	-	54
Adjustment of common stock	-	-	7	(7)	-
Exercise of stock options, 36,424 shares	-	334	-	-	334
Balance at March 31, 2018	$41	$58,160	$31,499	$(5,252)	$84,448

Balance at January 1, 2019	$44	$63,775	$32,073	$(3,991)	$91,901
Net earnings	-	-	2,183	-	2,183
Other comprehensive income	-	-	-	3,569	3,569
Dividends paid ($0.20 per share)	-	-	(875)	-	(875)
Stock-based compensation	-	69	-	-	69
Balance at March 31, 2019	$44	$63,844	$33,381	$(422)	$96,847

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$2,183	$2,099
Adjustments to reconcile net earnings to net cash provided by (used by) operating activities:
Provision for loan losses	200	200
Amortization of investment security premiums, net	440	485
Amortization of purchase accounting adjustment on loans	(34)	(58)
Amortization of purchase accounting adjustment on subordinated debentures	-	50
Amortization of intangibles	264	277
Depreciation	246	250
Increase in cash surrender value of bank owned life insurance	(159)	(159)
Stock-based compensation	69	54
Deferred income taxes	(339)	105
Net gains on sales of investment securities	-	(35)
Net losses on sales of foreclosed assets	-	1
Net gains on sales of loans	(1,120)	(1,161)
Proceeds from sales of loans	25,395	31,886
Origination of loans held for sale	(26,139)	(30,477)
Changes in assets and liabilities:
Accrued interest and other assets	(430)	838
Accrued expenses, taxes, and other liabilities	(1,605)	(1,232)
Net cash (used in) provided by operating activities	(1,029)	3,123
Cash flows from investing activities:
Net increase in loans	(1,548)	(2,596)
Maturities and prepayments of investment securities	14,833	12,682
Purchases of investment securities	(7,735)	(29,692)
Proceeds from sales of investment securities	-	2,535
Redemption of bank stocks	4,254	3,666
Purchase of bank stocks	(2,472)	(3,700)
Proceeds from sales of premises and equipment and foreclosed assets	14	20
Purchases of premises and equipment, net	(243)	(477)
Net cash provided by (used in) investing activities	7,103	(17,562)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,847)	4,003
Federal Home Loan Bank advance borrowings	101,786	233,570
Federal Home Loan Bank advance repayments	(111,486)	(225,423)
Proceeds from other borrowings	1,567	-
Repayments on other borrowings	-	(766)
Proceeds from exercise of stock options	-	334
Payment of dividends	(875)	(821)
Net cash (used in) provided by financing activities	(10,855)	10,897
Net decrease in cash and cash equivalents	(4,781)	(3,542)
Cash and cash equivalents at beginning of period	19,114	16,584
Cash and cash equivalents at end of period	$14,333	$13,042

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,685	$973
Cash paid for operating leases	40	35

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	20	-
Investment securities purchases not yet settled	(1,858)	(2,512)
Operating lease asset and related lease liability recorded	353	-

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three month interim period ended March 31, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in Topic 842 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company elected the optional transition method permitted with Topic 842. Under this method, the Company measures leases that exist at the adoption date and prior comparative periods are not adjusted. As a result of the adoption of Topic 842, the Company recorded a right of use asset and a lease liability of $132,000 as of January 1, 2019 related to three operating leases with an average life of 5.75 years. During the first quarter of 2019, the Company entered into a new operating lease for office space. As a result, the Company recorded a right of use asset and a lease liability of $221,000 related to this five year lease, which will begin during the second quarter of 2019. The change in lease accounting did not impact net earnings during the first three months of 2019 and was not material to the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The provisions of this update become effective for interim and annual periods beginning after December 15, 2018. The Company adopted ASU 2017-08 effective January 1, 2019. Management has concluded that based on the Company’s current portfolio of investment securities that the adoption of these amendments will result in a shorter amortization period for investment security premiums; however, the impact was not material to interest income on investment securities.

2. Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$2,296	$-	$(15)	$2,281
U. S. federal agency obligations	6,852	52	(19)	6,885
Municipal obligations, tax exempt	160,439	1,185	(957)	160,667
Municipal obligations, taxable	54,184	451	(121)	54,514
Agency mortgage-backed securities	156,757	747	(1,882)	155,622
Certificates of deposit	7,423	-	-	7,423
Total available-for-sale	$387,951	$2,435	$(2,994)	$387,392

	As of December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(28)	$1,971
U. S. federal agency obligations	10,370	32	(41)	10,361
Municipal obligations, tax exempt	161,529	353	(2,770)	159,112
Municipal obligations, taxable	53,178	180	(323)	53,035
Agency mortgage-backed securities	158,765	264	(2,953)	156,076
Certificates of deposit	7,790	-	-	7,790
Total available-for-sale	$393,631	$829	$(6,115)	$388,345

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2019 and December 31, 2018. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of March 31, 2019
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. treasury securities	1	$-	$-	$1,984	$(15)	$1,984	$(15)
U.S. federal agency obligations	4	-	-	4,624	(19)	4,624	(19)
Municipal obligations, tax exempt	164	2,662	(12)	59,794	(945)	62,456	(957)
Municipal obligations, taxable	51	-	-	22,025	(121)	22,025	(121)
Agency mortgage-backed securities	89	-	-	92,597	(1,882)	92,597	(1,882)
Total	309	$2,662	$(12)	$181,024	$(2,982)	$183,686	$(2,994)

		As of December 31, 2018
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. treasury securities	1	$-	$-	$1,971	$(28)	$1,971	$(28)
U. S. federal agency obligations	6	145	(1)	7,970	(40)	8,115	(41)
Municipal obligations, tax exempt	296	35,898	(367)	85,921	(2,403)	121,819	(2,770)
Municipal obligations, taxable	86	8,293	(22)	28,984	(301)	37,277	(323)
Agency mortgage-backed securities	101	30,030	(146)	96,155	(2,807)	126,185	(2,953)
Total	490	$74,366	$(536)	$221,001	$(5,579)	$295,367	$(6,115)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the security and its belief that it was more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believed that the U.S. treasury security identified in the table above was temporarily impaired as of March 31, 2019 and December 31, 2018.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of March 31, 2019 and December 31, 2018.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2019, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2019 and December 31, 2018.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of March 31, 2019 and December 31, 2018.

The table below sets forth amortized cost and fair value of investment securities at March 31, 2019. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$30,617	$30,568
Due after one year but within five years	155,910	154,386
Due after five years but within ten years	123,545	124,051
Due after ten years	77,879	78,387
Total	$387,951	$387,392

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2019	2018
Sales proceeds	$-	$2,535
Realized gains	$-	$35
Realized losses	-	-
Net realized gains	$-	$35

Securities with carrying values of $242.2 million and $249.7 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at March 31, 2019 and December 31, 2018, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
One-to-four family residential real estate	$135,871	$136,895
Construction and land	18,386	20,083
Commercial real estate	141,148	138,967
Commercial	79,103	74,289
Agriculture	94,905	96,632
Municipal	2,922	2,953
Consumer	24,160	25,428
Total gross loans	496,495	495,247
Net deferred loan costs and loans in process	116	(109)
Allowance for loan losses	(5,938)	(5,765)
Loans, net	$490,673	$489,373

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2019
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total
Allowance for loan losses:
Balance at January 1, 2019	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765
Charge-offs	-	-	-	-	-	-	(49)	(49)
Recoveries	1	-	-	1	-	6	14	22
Provision for loan losses	24	(12)	185	113	(110)	(6)	6	200
Balance at March 31, 2019	$474	$156	$1,871	$1,165	$2,128	$7	$137	$5,938

	Three months ended March 31, 2018
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total
Allowance for loan losses:
Balance at January 1, 2018	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459
Charge-offs	-	-	-	-	-	-	(33)	(33)
Recoveries	1	-	1	1	-	2	13	18
Provision for loan losses	(66)	(60)	21	257	55	(3)	(4)	200
Balance at March 31, 2018	$477	$121	$1,562	$1,484	$1,867	$7	$126	$5,644

	As of March 31, 2019
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total
Allowance for loan losses:
Individually evaluated for loss	$115	$97	$223	$20	$-	$-	$-	$455
Collectively evaluated for loss	359	59	1,648	1,145	2,128	7	137	5,483
Total	$474	$156	$1,871	$1,165	$2,128	$7	$137	$5,938
Loan balances:
Individually evaluated for loss	$958	$1,766	$3,986	$1,567	$1,609	$58	$41	$9,985
Collectively evaluated for loss	134,913	16,620	137,162	77,536	93,296	2,864	24,119	486,510
Total	$135,871	$18,386	$141,148	$79,103	$94,905	$2,922	$24,160	$496,495

	As of December 31, 2018
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total
Allowance for loan losses:
Individually evaluated for loss	$100	$103	$67	$27	$13	$-	$-	$310
Collectively evaluated for loss	349	65	1,619	1,024	2,225	7	166	5,455
Total	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765

Loan balances:
Individually evaluated for loss	$623	$1,808	$3,912	$1,528	$717	$58	$45	$8,691
Collectively evaluated for loss	136,272	18,275	135,055	72,761	95,915	2,895	25,383	486,556
Total	$136,895	$20,083	$138,967	$74,289	$96,632	$2,953	$25,428	$495,247

The Company recorded net loan charge-offs of $27,000 during the first quarter of 2019 compared to net loan charge-offs of $15,000 during the first quarter of 2018.

The Company’s impaired loans increased from $8.7 million at December 31, 2018 to $10.0 million at March 31, 2019. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2019 and December 31, 2018, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three months ended March 31, 2019 and 2018. The following tables present information on impaired loans:

(Dollars in thousands)	As of March 31, 2019
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized
One-to-four family residential real estate	$958	$958	$681	$277	$115	$961	$3
Construction and land	3,501	1,766	1,341	425	97	1,782	10
Commercial real estate	3,986	3,986	2,023	1,963	223	3,992	118
Commercial	1,567	1,567	1,441	126	20	1,570	-
Agriculture	1,824	1,609	1,609	-	-	1,641	12
Municipal	58	58	58	-	-	58	-
Consumer	41	41	41	-	-	43	-
Total impaired loans	$11,935	$9,985	$7,194	$2,791	$455	$10,047	$143

(Dollars in thousands)	As of December 31, 2018
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized
One-to-four family residential real estate	$623	$623	$413	$210	$100	$640	$10
Construction and land	3,543	1,808	1,383	425	103	2,689	53
Commercial real estate	3,912	3,912	2,120	1,792	67	3,928	487
Commercial	1,528	1,528	1,446	82	27	1,537	-
Agriculture	932	717	529	188	13	844	52
Municipal	58	58	58	-	-	58	1
Consumer	45	45	45	-	-	49	-
Total impaired loans	$10,641	$8,691	$5,994	$2,697	$310	$9,745	$603

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at March 31, 2019 or December 31, 2018.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2019
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due
One-to-four family residential real estate	$728	$30	$-	$758	$779	$1,537	$134,334
Construction and land	223	-	-	223	946	1,169	17,217
Commercial real estate	264	632	-	896	1,962	2,858	138,290
Commercial	188	73	-	261	1,567	1,828	77,275
Agriculture	23	-	-	23	1,393	1,416	93,489
Municipal	-	-	-	-	-	-	2,922
Consumer	61	2	-	63	41	104	24,056
Total	$1,487	$737	$-	$2,224	$6,688	$8,912	$487,583

Percent of gross loans	0.30%	0.15%	0.00%	0.45%	1.35%	1.79%	98.21%

(Dollars in thousands)	As of December 31, 2018
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due
One-to-four family residential real estate	$131	$206	$-	$337	$442	$779	$136,116
Construction and land	-	134	-	134	948	1,082	19,001
Commercial real estate	465	-	-	465	1,791	2,256	136,711
Commercial	398	20	-	418	1,528	1,946	72,343
Agriculture	100	88	-	188	482	670	95,962
Municipal	-	-	-	-	-	-	2,953
Consumer	106	23	-	129	45	174	25,254
Total	$1,200	$471	$-	$1,671	$5,236	$6,907	$488,340

Percent of gross loans	0.24%	0.10%	0.00%	0.34%	1.06%	1.40%	98.60%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2019 and 2018 would have increased interest income by $124,000 and $76,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2019 and 2018.

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

The following table provides information on the Company’s risk categories by loan class:

(Dollars in thousands)	As of March 31, 2019		As of December 31, 2018
	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$134,626	$1,245	$135,947	$948
Construction and land	17,440	946	19,135	948
Commercial real estate	129,045	12,103	126,619	12,348
Commercial	71,275	7,828	66,490	7,799
Agriculture	86,279	8,626	86,917	9,715
Municipal	2,922	-	2,953	-
Consumer	24,119	41	25,383	45
Total	$465,706	$30,789	$463,444	$31,803

At March 31, 2019, the Company had nine loan relationships consisting of thirteen outstanding loans that were classified as TDRs. There were no loans classified as TDRs during the first three months of 2018 or 2019.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of March 31, 2019 and 2018. The Company did not record any charge-offs against loans classified as TDRs in the first quarter of 2019 or 2018. No provision was recorded in the three months ended March 31, 2019 compared to a credit provision of $33,000 related to TDRs recorded in the three months ended March 31, 2018. The Company had $10,000 allowance for loan losses recorded against loans classified as TDRs at March 31, 2019 and December 31, 2018.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)	As of March 31, 2019			As of December 31, 2018
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$179	2	$-	$181
Construction and land	4	521	820	4	523	860
Commercial real estate	1	-	2,024	2	-	2,121
Commercial	1	32	-	1	36	-
Agriculture	4	6	216	4	23	235
Municipal	1	-	58	1	-	58
Total troubled debt restructurings	13	$559	$3,297	14	$582	$3,455

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2018 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first three months of 2019 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of March 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,632)	$435
Lease intangible asset	350	(244)	106
Mortgage servicing rights	6,573	(4,189)	2,384
Total other intangible assets	$8,990	$(6,065)	$2,925

(Dollars in thousands)	As of December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,588)	$479
Lease intangible asset	350	(233)	117
Mortgage servicing rights	6,545	(4,050)	2,495
Total other intangible assets	$8,962	$(5,871)	$3,091

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2019 and in successive years ending December 31:

(Dollars in thousands)	Amortization expense
Remainder of 2019	$159
2020	177
2021	121
2022	58
2023	26
Total	$541

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	March 31,	December 31,
	2019	2018
FHLMC	$517,197	$521,489
FHLB	12,079	10,603
Total	$529,276	$532,092

Custodial escrow balances maintained in connection with serviced loans were $7.8 million and $4.5 million at March 31, 2019 and December 31, 2018, respectively. Gross service fee income related to such loans was $335,000 and $336,000 for the three months ended March 31, 2019 and 2018, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights is as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2019	2018
Mortgage servicing rights:
Balance at beginning of period	$2,495	$2,811
Additions	97	122
Amortization	(208)	(211)
Balance at end of period	$2,384	$2,722

The fair value of mortgage servicing rights was $5.7 million and $6.2 million at March 31, 2019 and December 31, 2018, respectively. Fair value at March 31, 2019 was determined using discount rates ranging from 8.76% to 11.00%; prepayment speeds ranging from 6.00% to 25.05%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.39%. Fair value at December 31, 2018 was determined using discount rates ranging from 9.00% to 11.00%, prepayment speeds ranging from 6.00% to 22.40%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.37%.

The Company had a mortgage repurchase reserve of $235,000 at both March 31, 2019 and December 31, 2018, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first three months of 2019 and 2018.

5. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computations for the three months ended March 31, 2019 and 2018 excluded 30,859 unexercised stock options because their inclusion would have been anti-dilutive during such periods. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2019	2018
Net earnings	$2,183	$2,099

Weighted average common shares outstanding - basic (1)	4,372,116	4,313,203
Assumed exercise of stock options (1)	14,177	45,328
Weighted average common shares outstanding - diluted (1)	4,386,293	4,358,531
Net earnings per share (1):
Basic	$0.50	$0.49
Diluted	$0.50	$0.48

(1)	Share and per share values for the period ended March 31, 2018 have been adjusted to give effect to the 5% stock dividend paid during December 2018.

6. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances and collateral of the Company’s repurchase agreements:

(dollars in thousands)	As of March 31, 2019
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$319	$-	$-	$-	$319
U.S. federal agency obligations	4,423	-	-	-	4,423
Agency mortgage-backed securities	12,071	-	-	-	12,071
Total	$16,813	$-	$-	$-	$16,813

	As of December 31, 2018
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$416	$-	$-	$-	$416
U.S. federal agency obligations	5,626	-	-	-	5,626
Agency mortgage-backed securities	9,204	-	-	-	9,204
Total	$15,246	$-	$-	$-	$15,246

Repurchase agreements are comprised of non-insured customer funds, totaling $16.8 million at March 31, 2019 and $15.2 million at December 31, 2018, which were secured by $21.2 million and $18.6 million of the Company’s investment portfolio at the same dates, respectively.

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

	Three months ended
(Dollars in thousands)	March 31,
	2019	2018
Non-interest income:
Service charges on deposits
Overdraft fees	$777	$797
Other	126	138
Interchange income	435	442
Loan servicing fees (1)	335	336
Office lease income (1)	161	152
Gains on sales of loans (1)	1,120	1,161
Bank owned life insurance income (1)	159	159
Gains on sales of investment securities (1)	-	35
Gains (losses) on sales of real estate owned	-	1
Other	143	180
Total non-interest income	$3,256	$3,401

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first three months of 2019 or 2018.

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

Fair value estimates of the Company’s financial instruments as of March 31, 2019 and December 31, 2018, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of March 31, 2019
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$14,333	$14,333	$-	$-	$14,333
Investment securities available-for-sale	387,392	2,281	385,111	-	387,392
Bank stocks, at cost	2,994	n/a	n/a	n/a	n/a
Loans, net	490,673	-	-	493,913	493,913
Loans held for sale	6,607	-	6,607	-	6,607
Derivative financial instruments	687	-	687	-	687
Accrued interest receivable	4,792	11	2,089	2,692	4,792

Financial liabilities:
Non-maturity deposits	$(660,062)	$(660,062)	$-	$-	(660,062)
Time deposits	(161,739)	-	(160,152)	-	-
FHLB borrowings	(10,300)	-	(10,300)	-	(10,300)
Subordinated debentures	(21,651)	-	(19,652)	-	-
Other borrowings	(16,813)	-	(16,813)	-	(16,813)
Derivative financial instruments	(122)	-	(122)	-	(122)
Accrued interest payable	(445)	-	(445)	-	(445)

	As of December 31, 2018
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,114	$19,114	$-	$-	$19,114
Investment securities available-for-sale	388,345	1,971	386,374	-	388,345
Bank stocks, at cost	4,776	n/a	n/a	n/a	n/a
Loans, net	489,373	-	-	494,473	494,473
Loans held for sale	4,743	-	4,743	-	4,743
Derivative financial instruments	522	-	522	-	522
Accrued interest receivable	4,631	-	2,194	2,437	4,631

Financial liabilities:
Non-maturity deposits	$(656,628)	$(656,628)	$-	$-	(656,628)
Time deposits	(167,020)	-	(164,994)	-	(164,994)
FHLB borrowings	(20,000)	-	(20,000)	-	(20,000)
Subordinated debentures	(21,651)	-	(19,678)	-	(19,678)
Other borrowings	(15,246)	-	(15,246)	-	(15,246)
Accrued interest payable	(442)	-	(442)	-	(442)
Derivative financial instruments	(25)	-	(25)	-	(25)

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2019 or during the year ended December 31, 2018.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2019
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,281	$2,281	$-	$-
U. S. federal agency obligations	6,885	-	6,885	-
Municipal obligations, tax exempt	160,667	-	160,667	-
Municipal obligations, taxable	54,514	-	54,514	-
Mortgage-backed securities	155,622	-	155,622	-
Certificates of deposit	7,423	-	7,423	-
Loans held for sale	6,607	-	6,607	-
Derivative financial instruments	687	-	687	-
Liability:
Derivative financial instruments	(122)	-	(122)	-

		As of December 31, 2018
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$1,971	$1,971	$-	$-
U. S. federal agency obligations	10,361	-	10,361	-
Municipal obligations, tax exempt	159,112	-	159,112	-
Municipal obligations, taxable	53,035	-	53,035	-
Agency mortgage-backed securities	156,076	-	156,076	-
Certificates of deposit	7,790	-	7,790	-
Loans held for sale	4,743	-	4,743	-
Derivative financial instruments	522	-	522	-
Liabilities:
Derivative financial instruments	(25)	-	(25)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of March 31,	As of December 31,
(Dollars in thousands)	2019	2018
Aggregate fair value	$6,607	$4,743
Contractual balance	6,403	4,687
Gain	$204	$56

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

	Three months ended
	March 31,
(Dollars in thousands)	2019	2018
Interest income	$51	$48
Change in fair value	148	(99)
Total change in fair value	$199	$(51)

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $10.0 million and $8.7 million, with an allocated allowance of $455,000 and $310,000, at March 31, 2019 and December 31, 2018, respectively.

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

The following tables represent the Company’s financial instruments that are measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of March 31, 2019			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$162	$-	$-	$162	$(15)
Construction and land	328	-	-	328	7
Commercial real estate	1,740	-	-	1,740	(173)
Commercial	106	-	-	106	6

		As of December 31, 2018			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$110	$-	$-	$110	$(29)
Construction and land	322	-	-	322	(103)
Commercial real estate	1,725	-	-	1,725	377
Commercial	55	-	-	55	(51)
Agriculture	175	-	-	175	11

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2019
Impaired loans:
One-to-four family residential real estate	$162	Sales comparison	Adjustment to appraised value	0%-47%
Construction and land	328	Sales comparison	Adjustment to appraised value	20%-25%
Commercial real estate	1,740	Sales comparison	Adjustment to appraised value	0%-20%
Commercial	106	Sales comparison	Adjustment to comparable sales	15%-28%

As of December 31, 2018
Impaired loans:
One-to-four family residential real estate	$110	Sales comparison	Adjustment to appraised value	0%-20%
Construction and land	322	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	1,725	Sales comparison	Adjustment to appraised value	0%
Commercial	55	Sales comparison	Adjustment to comparable sales	0%-15%
Agriculture	175	Sales comparison	Adjustment to appraised value	0%

9. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rule includes a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was 0.625% for 2016, 1.25% for 2017, 1.875% for 2018, and increased to its final level of 2.5% on January 1, 2019. The capital conservation buffer increases the common equity Tier 1 capital ratio, and Tier 1 capital and total risk based capital ratios.

As of March 31, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2019 and December 31, 2018:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of March 31, 2019
Leverage	$100,607	10.46%	$38,457	4.0%
Common Equity Tier 1 Capital	79,607	13.19%	42,262	7.0%
Tier 1 Capital	100,607	16.66%	51,318	8.5%
Total Risk Based Capital	106,685	17.67%	63,392	10.5%

As of December 31, 2018
Leverage	$99,150	10.34%	$38,373	4.0%
Common Equity Tier 1 Capital	78,150	13.12%	37,982	6.4%
Tier 1 Capital	99,150	16.64%	46,919	7.9%
Total Risk Based Capital	105,055	17.63%	58,835	9.9%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5% for March 31, 2019 and 1.875% for December 31, 2018

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2019 and December 31, 2018:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of March 31, 2019
Leverage	$98,316	10.26%	$38,343	4.0%	$47,929	5.0%
Common Equity Tier 1 Capital	98,316	16.31%	42,195	7.0%	39,181	6.5%
Tier 1 Capital	98,316	16.31%	51,237	8.5%	48,223	8.0%
Total Risk Based Capital	104,394	17.32%	63,293	10.5%	60,279	10.0%

As of December 31, 2018
Leverage	$97,112	10.15%	$38,254	4.0%	$47,818	5.0%
Common Equity Tier 1 Capital	97,112	16.33%	37,922	6.4%	38,665	6.5%
Tier 1 Capital	97,112	16.33%	46,844	7.9%	47,588	8.0%
Total Risk Based Capital	103,017	17.32%	58,741	9.9%	59,485	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5% for March 31, 2019 and 1.875% for December 31, 2018

10. Impact of Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a financial holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly owned subsidiary, Landmark National Bank and in the insurance business through its wholly owned subsidiary, Landmark Risk Management, Inc. References to the “Company,” “we,” “us,” and “our” refer collectively to Landmark Bancorp, Inc., Landmark National Bank and Landmark Risk Management, Inc. The Company is listed on the Nasdaq Global Market under the symbol “LARK.” The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of holding and acquiring quality assets while growing our commercial, commercial real estate and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

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

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, accounting for income taxes and the accounting for goodwill and other intangible assets, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Summary of Results. During the first quarter of 2019, we recorded net earnings of $2.2 million, which was an increase of $84,000 from the $2.1 million of net earnings recorded in the first quarter of 2018. The increase in net earnings was primarily due to higher net interest income which was partially offset by higher non-interest expense and lower non-interest income.

The following table summarizes earnings and key performance measures for the periods presented:

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2019	2018
Net earnings:
Net earnings	$2,183	$2,099
Basic earnings per share (1)	$0.50	$0.49
Diluted earnings per share (1)	$0.50	$0.48
Earnings ratios:
Return on average assets (2)	0.91%	0.92%
Return on average equity (2)	9.52%	9.91%
Equity to total assets	9.87%	8.99%
Net interest margin (2) (3)	3.41%	3.34%
Dividend payout ratio	40.00%	39.22%

(1)	Per share values for the period ended March 31, 2018 have been adjusted to give effect to the 5% stock dividend paid during December 2018.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate for the three months ended March 31, 2018 and March 31, 2019.

Interest Income. Interest income was $8.9 million for the quarter ended March 31, 2019, which was an increase of $1.3 million as compared to the same period of 2018. Interest income on loans increased $1.1 million, or 20.1%, to $6.5 million for the quarter ended March 31, 2019, compared to the same period of 2018 due primarily to an increase in our average loan balances, which increased from $438.1 million in the first quarter of 2018 to $491.7 million in the first quarter of 2019. Also contributing to the increase in interest income were higher yields on loans, which increased from 4.99% in the first quarter of 2018 to 5.33% in the first quarter of 2019. Our ability to continue to reprice loans higher may be limited by changes in market interest rates and our competition. Interest income on investment securities increased $201,000, or 9.0%, to $2.4 million for the first quarter of 2019, as compared to $2.2 million in the same period of 2018. The increase in interest income on investment securities was primarily the result higher yields on investment securities, which increased from 2.55% in the first quarter of 2018 to 2.75% in the first quarter of 2019.

Interest Expense. Interest expense during the quarter ended March 31, 2019 increased $681,000, or 67.6%, to $1.7 million as compared to the same period of 2018. Interest expense on interest-bearing deposits increased $790,000, or 146.0%, to $1.3 million for the quarter ended March 31, 2019, as compared to the quarter ended March 31, 2018. Our total cost of interest-bearing deposits increased from 0.36% in the first quarter of 2018 to 0.83% in the first quarter of 2019 as a result of higher rates paid on money market and checking accounts, as the rates reprice based on market indexes, and higher rates on our certificates of deposits. Also contributing to higher interest expense was an increase in average interest-bearing deposit balances, which increased from $602.4 million in the first quarter of 2018 to $649.0 million in the first quarter of 2019. Interest rates on deposits may continue to increase if short-term rates continue to rise or if competition for deposits remains strong. For the first quarter of 2019, interest expense on borrowings decreased $109,000, or 23.4%, to $357,000 as compared to the same period of 2018 due primarily to a decrease in our average outstanding borrowings, which decreased from $67.3 million in the first quarter of 2018 to $47.8 million in the same period of 2019.

Net Interest Income. Net interest income increased $602,000, or 9.1%, to $7.2 million for the first quarter of 2019 compared to the same period of 2018. The increase was a result of a 5.8% increase in average interest-earning assets, from $834.2 million in the first quarter of 2018 to $883.0 million in the first quarter of 2019. The increase in average interest-earning assets was primarily driven by growth in our loan portfolio, which contributed to an increase in net interest margin, on a tax equivalent basis, from 3.34% in the first quarter of 2018 to 3.41% in the same period of 2019. Our net interest income and net interest margin may not continue to increase if loan growth slows or short-term interest rates continue to increase and we are unable to reprice our loans higher while our cost of interest-bearing deposits and borrowings increase.

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

During the first quarter of 2019 and 2018, we recorded a provision for loan losses of $200,000. We recorded net loan charge-offs of $27,000 during the first quarter of 2019 compared to $15,000 during the first quarter of 2018.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.3 million in the first quarter of 2019, a decrease of $145,000, or 4.3%, compared to the same period of 2018. The decrease in non-interest income was primarily the result of a $67,000 decline in fees and service charges related to lower fee income on deposit accounts. Also contributing to the decrease in non-interest income was a decline in our gains on sales of loans of $41,000 as a result of decreased volumes of one-to-four family residential real estate loans originated and sold during the first quarter of 2019 compared to the same period of 2018 and a decrease of $35,000 in gains on sales of investment securities. We recorded gains of $35,000 on the sales of investment securities during the first quarter of 2018, compared to none in the same period of 2019.

Non-interest Expense. Non-interest expense increased $288,000, or 3.9%, to $7.7 million for the first quarter of 2019 compared to the same period of 2018. The increase in non-interest expense was primarily due to an increase of $354,000 in compensation and benefits as a result of the addition of bank employees and increased compensation costs. Partially offsetting that increase was a decline of $117,000 in other non-interest expense which was impacted by the accrual of loss reserves at Landmark Risk Management in the first quarter of 2018.

Income Tax Expense. During the first quarter of 2019, we recorded income tax expense of $341,000, compared to $256,000 during the same period of 2018. The effective tax rate increased from 10.9% in the first quarter of 2018 to 13.5% in the first quarter of 2019, primarily as a result of the recognition of $64,000 of excess tax benefits from the exercise of stock options during the first quarter of 2018.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets decreased to $981.0 million at March 31, 2019, compared to $985.8 million at December 31, 2018. The decrease in our total assets was primarily the result of a decrease in our cash and cash equivalents due to repayments of FHLB advances. Investment securities decreased from $388.3 million at December 31, 2018 to $387.4 million at March 31, 2019. Net loans, excluding loans held for sale, increased to $490.7 million at March 31, 2019 from $489.4 million at December 31, 2018.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2019, our allowance for loan losses totaled $5.9 million, or 1.20% of gross loans outstanding, compared to $5.8 million or 1.16% of gross loans outstanding at December 31, 2018.

As of March 31, 2019 and December 31, 2018, approximately $30.8 million and $31.8 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance was sufficient to cover the risks and probable incurred losses related to such loans at March 31, 2019 and December 31, 2018, respectively.

Loans past due 30-89 days and still accruing interest totaled $2.2 million, or 0.45% of gross loans, at March 31, 2019 compared to $1.7 million, or 0.34% of gross loans, at December 31, 2018. At March 31, 2019, $6.7 million in loans were on non-accrual status, or 1.35% of gross loans, compared to $5.2 million, or 1.06% of gross loans, at December 31, 2018. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at March 31, 2019 or December 31, 2018. Our impaired loans totaled $10.0 million at March 31, 2019 compared to $8.7 million at December 31, 2018. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2019 and December 31, 2018 was related to TDRs that were accruing interest but still classified as impaired.

At March 31, 2019, the Company had nine loan relationships consisting of thirteen outstanding loans that were classified as TDRs. No loan restructurings were classified as TDR’s during the first three months of 2019 and 2018.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2019, we had $54,000 of real estate owned compared to $35,000 at December 31, 2018. As of March 31, 2019, real estate owned primarily consisted of residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $1.8 million in total deposits during the first quarter of 2019, to $821.8 million at March 31, 2019, from $823.6 million at December 31, 2018. The decrease in deposits was primarily due to decreased balances of money market and checking accounts and time deposit accounts. The decrease in time deposits was associated with brokered certificates of deposits, which decreased $8.0 million from $61.9 million at December 31, 2018 to $53.9 million at March 31, 2019. These decreases were partially offset by higher balances of non-interest bearing checking accounts.

Non-interest-bearing deposits at March 31, 2019, were $184.2 million, or 22.4% of deposits, compared to $168.3 million, or 20.4% of deposits, at December 31, 2018. Money market and checking deposit accounts were 45.9% of our deposit portfolio and totaled $377.3 million at March 31, 2019, compared to $393.5 million, or 47.8% of deposits, at December 31, 2018. Savings accounts increased to $98.6 million, or 12.0% of deposits, at March 31, 2019, from $94.9 million, or 11.5% of deposits, at December 31, 2018. Certificates of deposit totaled $161.7 million, or 19.7% of deposits, at March 31, 2019, compared to $167.0 million, or 20.3% of deposits, at December 31, 2018.

Certificates of deposit at March 31, 2019, scheduled to mature in one year or less, totaled $133.2 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $8.1 million to $48.8 million at March 31, 2019, from $56.9 million at December 31, 2018. The decrease in total borrowings was primarily due to a decrease in our FHLB borrowings from $20.0 million at December 31, 2018 to $10.3 million at March 31, 2019, which was primarily the result of a decrease in total assets.

Cash Flows. During the three months ended March 31, 2019, our cash and cash equivalents decreased by $4.8 million. Our operating activities used net cash of $1.0 million during the first three months of 2019. Our investing activities provided net cash of $7.1 million during the first three months of 2019, primarily as a result of the maturity of investment securities. Financing activities used net cash of $10.9 million during the first three months of 2019, primarily as a result of the repayment of FHLB borrowings and decrease in brokered deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $401.7 million at March 31, 2019 and $407.5 million at December 31, 2018. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2019, we had $10.3 million of borrowings against our line of credit with the FHLB. At March 31, 2019, we had collateral pledged to the FHLB that would allow us to borrow an additional $98.3 million, subject to FHLB credit requirements and policies. At March 31, 2019, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $10.2 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at March 31, 2019. At March 31, 2019, we had subordinated debentures totaling $21.7 million and other borrowings of $16.8 million, which consisted of repurchase agreements. At March 31, 2019, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2019, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2019.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.4 million at March 31, 2019.

At March 31, 2019, we had outstanding loan commitments, excluding standby letters of credit, of $100.0 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer began on January 1, 2016 at 0.625% of risk-weighted assets, was 1.25% effective on January 1, 2017, was 1.875% effective on January 1, 2018, and increased to its final level of 2.5% on January 1, 2019. As of March 31, 2019 and December 31, 2018, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of March 31, 2019, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended March 31, 2019, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity tier 1 attributable to the capital conservation buffer in order to pay dividends and do other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2019. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2019, approximately $9.3 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	March 31, 2019			March 31, 2018
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$1,858	$14	3.06%	$1,406	$6	1.73%
Investment securities (1)	389,441	2,641	2.75%	394,764	2,478	2.55%
Loans receivable, net (2)	491,725	6,468	5.33%	438,061	5,386	4.99%
Total interest-earning assets	883,024	9,123	4.19%	834,231	7,870	3.83%
Non-interest-earning assets	92,753			93,176
Total	$975,777			$927,407

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$382,958	$682	0.72%	$379,995	$368	0.39%
Savings accounts	96,149	8	0.03%	94,953	7	0.03%
Time deposits	169,941	641	1.53%	127,447	166	0.53%
Total interest-bearing deposits	649,048	1,331	0.83%	602,395	541	0.36%
FHLB advances and other borrowings	47,803	357	3.03%	67,318	466	2.81%
Total interest-bearing liabilities	696,851	1,688	0.98%	669,713	1,007	0.61%
Non-interest-bearing liabilities	185,897			171,788
Stockholders’ equity	93,029			85,906
Total	$975,777			$927,407

Interest rate spread (3)			3.21%			3.22%
Net interest margin (4)		$7,435	3.41%		$6,863	3.34%
Tax-equivalent interest - imputed		239			269
Net interest income		$7,196			$6,594

Ratio of average interest-earning assets to average interest-bearing liabilities			126.7%			124.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2019 vs 2018
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$2	$6	$8
Investment securities	(34)	197	163
Loans	695	387	1,082
Total	663	590	1,253
Interest expense:
Deposits	44	746	790
Other borrowings	(149)	40	(109)
Total	(105)	786	681
Net interest income	$768	$(196)	$572

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2019, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(1,327)	(4.3%)
100 basis point rising	$(659)	(2.1%)
100 basis point falling	$372	1.2%
200 basis point falling	$200	0.6%

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1A. “Risk Factors,” in the Company’s 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 10.1	Cancellation agreement dated December 31, 2018 between Patrick L. Alexander, the Company and the Bank (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on March 14, 2019 (SEC file no. 000-33203)
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Earnings for the three months ended March 31, 2019 and March 31, 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and March 31, 2018; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and March 31, 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 9, 2019	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: May 9, 2019	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

