Form 10-Q
period 2019-06-30
LANDMARK BANCORP INC
filed 2019-08-07
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of August 6, 2019, the issuer had outstanding 4,375,532 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$14,299	$19,114
Investment securities available-for-sale, at fair value	382,295	388,345
Bank stocks, at cost	3,529	4,776
Loans, net of allowance for loans losses of $6,266 at June 30, 2019 and $5,765 at December 31, 2018	510,205	489,373
Loans held for sale, at fair value	13,164	4,743
Premises and equipment, net	21,314	21,127
Bank owned life insurance	24,661	24,342
Goodwill	17,532	17,532
Other intangible assets, net	2,858	3,091
Real estate owned, net	91	35
Accrued interest and other assets	11,941	13,306
Total assets	$1,001,889	$985,784

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$180,803	$168,273
Money market and checking	366,233	393,460
Savings	99,167	94,895
Time	183,329	167,020
Total deposits	829,532	823,648

Federal Home Loan Bank borrowings	22,400	20,000
Subordinated debentures	21,651	21,651
Other borrowings	14,283	15,246
Accrued interest, taxes, and other liabilities	11,144	13,338
Total liabilities	899,010	893,883

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,372,116 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	44	44
Additional paid-in capital	63,904	63,775
Retained earnings	35,105	32,073
Accumulated other comprehensive income (loss)	3,826	(3,991)
Total stockholders’ equity	102,879	91,901
Total liabilities and stockholders’ equity	$1,001,889	$985,784

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans:
Taxable	$6,853	$5,709	$13,288	$11,059
Tax-exempt	26	35	52	64
Investment securities:
Taxable	1,493	1,305	2,986	2,502
Tax-exempt	921	1,034	1,851	2,059
Total interest income	9,293	8,083	18,177	15,684
Interest expense:
Deposits	1,380	631	2,711	1,172
Borrowings	432	616	789	1,082
Total interest expense	1,812	1,247	3,500	2,254
Net interest income	7,481	6,836	14,677	13,430
Provision for loan losses	400	250	600	450
Net interest income after provision for loan losses	7,081	6,586	14,077	12,980
Non-interest income:
Fees and service charges	1,931	1,808	3,620	3,564
Gains on sales of loans, net	1,742	1,468	2,862	2,629
Bank owned life insurance	160	162	319	321
(Losses) gains on sales of investment securities, net	(146)	-	(146)	35
Other	301	815	589	1,105
Total non-interest income	3,988	4,253	7,244	7,654

Non-interest expense:
Compensation and benefits	4,251	3,966	8,394	7,755
Occupancy and equipment	1,100	1,072	2,162	2,150
Professional fees	443	430	839	818
Data processing	414	376	828	741
Amortization of intangibles	291	283	555	560
Advertising	169	165	335	332
Federal deposit insurance premiums	69	72	137	144
Foreclosure and real estate owned expense	26	12	67	25
Other	1,202	1,190	2,376	2,481
Total non-interest expense	7,965	7,566	15,693	15,006
Earnings before income taxes	3,104	3,273	5,628	5,628
Income tax expense	506	428	847	684
Net earnings	$2,598	$2,845	$4,781	$4,944
Earnings per share:
Basic (1)	$0.59	$0.65	$1.09	$1.14
Diluted (1)	$0.59	$0.65	$1.09	$1.14
Dividends per share (1)	$0.20	$0.19	$0.40	$0.38

(1)	Per share amounts for the periods ended June 30, 2018 have been adjusted to give effect to the 5% stock dividend paid during December 2018.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2019	2018	2019	2018

Net earnings	$2,598	$2,845	$4,781	$4,944

Net unrealized holding losses (gains) on available-for-sale securities	5,481	(323)	10,208	(6,699)
Reclassification adjustment for net gains included in earnings	146	-	146	(35)
Net unrealized (losses) gains	5,627	(323)	10,354	(6,734)
Income tax effect on net (losses) gains included in earnings	(36)	-	(36)	9
Income tax effect on net unrealized holding (gains) losses	(1,343)	79	(2,501)	1,641
Other comprehensive income (loss)	4,248	(244)	7,817	(5,084)

Total comprehensive income (loss)	$6,846	$2,601	$12,598	$(140)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at April 1, 2018	$41	$58,160	$31,499	$(5,252)	$84,448
Net earnings	-	-	2,845	-	2,845
Other comprehensive loss	-	-	-	(244)	(244)
Dividends paid ($0.19 per share)	-	-	(830)	-	(830)
Stock-based compensation	-	46	-	-	46
Exercise of stock options, 29,863 shares	-	150	-	-	150
Balance at June 30, 2018	$41	$58,356	$33,514	$(5,496)	$86,415

Balance at April 1, 2019	$44	$63,844	$33,381	$(422)	$96,847
Net earnings	-	-	2,598	-	2,598
Other comprehensive income	-	-	-	4,248	4,248
Dividends paid ($0.20 per share)	-	-	(874)	-	(874)
Stock-based compensation	-	60	-	-	60
Balance at June 30, 2019	$44	$63,904	$35,105	$3,826	$102,879

See accompanying notes to consolidated financial statements.

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2018	$41	$57,772	$30,214	$(405)	$87,622
Net earnings	-	-	4,944	-	4,944
Other comprehensive loss	-	-	-	(5,084)	(5,084)
Dividends paid ($0.38 per share)	-	-	(1,651)	-	(1,651)
Stock-based compensation	-	100	-	-	100
Adjustment of common stock investments	-	-	7	(7)	-
Exercise of stock options, 66,287 shares	-	484	-	-	484
Balance at June 30, 2018	$41	$58,356	$33,514	$(5,496)	$86,415

Balance at January 1, 2019	$44	$63,775	$32,073	$(3,991)	$91,901
Net earnings	-	-	4,781	-	4,781
Other comprehensive income	-	-	-	7,817	7,817
Dividends paid ($0.40 per share)	-	-	(1,749)	-	(1,749)
Stock-based compensation	-	129	-	-	129
Balance at June 30, 2019	$44	$63,904	$35,105	$3,826	$102,879

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$4,781	$4,944
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	600	450
Amortization of investment security premiums, net	870	977
Amortization of purchase accounting adjustment on loans	(32)	(80)
Amortization of purchase accounting adjustment on subordinated debentures	-	100
Amortization of intangibles	555	560
Depreciation	496	498
Increase in cash surrender value of bank owned life insurance	(319)	(321)
Stock-based compensation	129	100
Deferred income taxes	(571)	392
Net losses (gains) on sales of investment securities	146	(35)
Net gain on sales of premises, equipment and real estate owned	(4)	(1)
Net gains on sales of loans	(2,862)	(2,629)
Proceeds from sales of loans	74,813	75,613
Origination of loans held for sale	(80,372)	(78,213)
Changes in assets and liabilities:
Accrued interest and other assets	(1,031)	(152)
Accrued expenses, taxes, and other liabilities	(2,459)	1,192
Net cash (used in) provided by operating activities	(5,260)	3,395
Cash flows from investing activities:
Net increase in loans	(21,345)	(28,096)
Maturities and prepayments of investment securities	30,903	25,745
Purchases of investment securities	(24,741)	(45,117)
Proceeds from sales of investment securities	9,491	1,535
Proceeds from sales of common stock investments	-	7
Redemption of bank stocks	6,584	4,516
Purchase of bank stocks	(5,337)	(5,127)
Proceeds from sales of premises and equipment and foreclosed assets	15	22
Purchases of premises and equipment, net	(697)	(1,055)
Net cash used in investing activities	(5,127)	(47,570)
Cash flows from financing activities:
Net increase (decrease) in deposits	5,884	(267)
Federal Home Loan Bank advance borrowings	232,167	413,190
Federal Home Loan Bank advance repayments	(229,767)	(359,190)
Repayments on other borrowings	(963)	(5,092)
Proceeds from exercise of stock options	-	484
Payment of dividends	(1,749)	(1,651)
Net cash provided by financing activities	5,572	47,474
Net (decrease) increase in cash and cash equivalents	(4,815)	3,299
Cash and cash equivalents at beginning of period	19,114	16,584
Cash and cash equivalents at end of period	$14,299	$19,883

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2019	2018
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash payments (refund) for income taxes	$51	$(1,000)
Cash paid for interest	3,420	2,079
Cash paid for operating leases	72	71

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	57	38
Investment securities purchases not yet settled	265	-
Operating lease asset and related lease liability recorded	353	-

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three month and six month interim periods ended June 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in Topic 842 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company elected the optional transition method permitted with Topic 842. Under this method, the Company measures leases that exist at the adoption date and prior comparative periods are not adjusted. As a result of the adoption of Topic 842, the Company recorded a right of use asset and a lease liability of $132,000 as of January 1, 2019 related to three operating leases with an average life of 5.75 years. During the first quarter of 2019, the Company entered into a new operating lease for office space. As a result, the Company recorded a right of use asset and a lease liability of $221,000 related to this five year lease, which began during the second quarter of 2019. The change in lease accounting did not impact net earnings during the three months and six months ended June 30, 2019 and was not material to the consolidated financial statements.

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

2.	Investments

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$2,297	$13	$-	$2,310
U. S. federal agency obligations	6,516	84	(2)	6,598
Municipal obligations, tax exempt	152,891	2,573	(227)	155,237
Municipal obligations, taxable	52,606	1,170	(11)	53,765
Agency mortgage-backed securities	156,939	2,013	(545)	158,407
Certificates of deposit	5,978	-	-	5,978
Total	$377,227	$5,853	$(785)	$382,295

(Dollars in thousands)	As of December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(28)	$1,971
U. S. federal agency obligations	10,370	32	(41)	10,361
Municipal obligations, tax exempt	161,529	353	(2,770)	159,112
Municipal obligations, taxable	53,178	180	(323)	53,035
Agency mortgage-backed securities	158,765	264	(2,953)	156,076
Certificates of deposit	7,790	-	-	7,790
Total	$393,631	$829	$(6,115)	$388,345

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2019 and December 31, 2018. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of June 30, 2019
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	2	$-	$-	$2,498	$(2)	$2,498	$(2)
Municipal obligations, tax exempt	57	-	-	21,874	(227)	21,874	(227)
Municipal obligations, taxable	18	1,110	(1)	5,760	(10)	6,870	(11)
Agency mortgage-backed securities	27	-	-	37,726	(545)	37,726	(545)
Total	104	$1,110	$(1)	$67,858	$(784)	$68,968	$(785)

(Dollars in thousands)		As of December 31, 2018
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$-	$-	$1,971	$(28)	$1,971	$(28)
U. S. federal agency obligations	6	145	(1)	7,970	(40)	8,115	(41)
Municipal obligations, tax exempt	296	35,898	(367)	85,921	(2,403)	121,819	(2,770)
Municipal obligations, taxable	86	8,293	(22)	28,984	(301)	37,277	(323)
Agency mortgage-backed securities	101	30,030	(146)	96,155	(2,807)	126,185	(2,953)
Total	490	$74,366	$(536)	$221,001	$(5,579)	$295,367	$(6,115)

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of June 30, 2019 and December 31, 2018.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. The Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2019 and December 31, 2018.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association (“GNMA”). The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of June 30, 2019 and December 31, 2018.

The table below sets forth amortized cost and fair value of investment securities at June 30, 2019. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$24,551	$24,556
Due after one year but within five years	170,996	172,120
Due after five years but within ten years	105,913	108,068
Due after ten years	75,767	77,551
Total	$377,227	$382,295

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Sales proceeds	$9,491	$-	$9,491	$1,535

Realized gains	$2	$-	$2	$35
Realized losses	(148)	-	(148)	-
Net realized losses	$(146)	$-	$(146)	$35

Securities with carrying values of $244.0 million and $249.7 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at June 30, 2019 and December 31, 2018, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

(Dollars in thousands)	June 30, 2019	December 31, 2018

One-to-four family residential real estate	$135,705	$136,895
Construction and land	20,050	20,083
Commercial real estate	139,907	138,967
Commercial	94,379	74,289
Agriculture	99,393	96,632
Municipal	2,787	2,953
Consumer	24,141	25,428
Total gross loans	516,362	495,247
Net deferred loan costs and loans in process	109	(109)
Allowance for loan losses	(6,266)	(5,765)
Loans, net	$510,205	$489,373

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class:

(Dollars in thousands)	Three and six months ended June 30, 2019
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at April 1, 2019	$474	$156	$1,871	$1,165	$2,128	$7	$137	$5,938
Charge-offs	(41)	-	-	(40)	-	-	(53)	(134)
Recoveries	-	-	-	50	-	-	12	62
Provision for loan losses	8	99	(113)	229	132	-	45	400
Balance at June 30, 2019	441	255	1,758	1,404	2,260	7	141	6,266

Balance at January 1, 2019	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765
Charge-offs	(41)	-	-	(40)	-	-	(102)	(183)
Recoveries	1	-	-	51	-	6	26	84
Provision for loan losses	32	87	72	342	22	(6)	51	600
Balance at June 30, 2019	441	255	1,758	1,404	2,260	7	141	6,266

(Dollars in thousands)	Three and six months ended June 30, 2018
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at April 1, 2018	$477	$121	$1,562	$1,484	$1,867	$7	$126	$5,644
Charge-offs	-	-	-	(29)	-	-	(44)	(73)
Recoveries	1	-	-	1	-	-	12	14
Provision for loan losses	(39)	(12)	(96)	237	138	-	22	250
Balance at June 30, 2018	439	109	1,466	1,693	2,005	7	116	5,835

Balance at January 1, 2018	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459
Charge-offs	-	-	-	(29)	-	-	(77)	(106)
Recoveries	2	-	1	2	-	2	25	32
Provision for loan losses	(105)	(72)	(75)	494	193	(3)	18	450
Balance at June 30, 2018	439	109	1,466	1,693	2,005	7	116	5,835

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)	As of June 30, 2019
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	72	191	274	114	-	-	-	651
Collectively evaluated for loss	369	64	1,484	1,290	2,260	7	141	5,615
Total	441	255	1,758	1,404	2,260	7	141	6,266

Loan balances:
Individually evaluated for loss	1,372	2,049	5,248	1,700	560	58	38	11,025
Collectively evaluated for loss	134,333	18,001	134,659	92,679	98,833	2,729	24,103	505,337
Total	$135,705	$20,050	$139,907	$94,379	$99,393	$2,787	$24,141	$516,362

(Dollars in thousands)	As of December 31, 2018
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	100	103	67	27	13	-	-	310
Collectively evaluated for loss	349	65	1,619	1,024	2,225	7	166	5,455
Total	449	168	1,686	1,051	2,238	7	166	5,765

Loan balances:
Individually evaluated for loss	623	1,808	3,912	1,528	717	58	45	8,691
Collectively evaluated for loss	136,272	18,275	135,055	72,761	95,915	2,895	25,383	486,556
Total	$136,895	$20,083	$138,967	$74,289	$96,632	$2,953	$25,428	$495,247

The Company’s impaired loans increased from $8.7 million at December 31, 2018 to $11.0 million at June 30, 2019. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2019 and December 31, 2018, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis on impaired loans was immaterial during the three and six month periods ended June 30, 2019 and 2018.

The following tables present information on impaired loans:

(Dollars in thousands)	As of June 30, 2019
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,413	$1,372	$1,172	$200	$72	$1,430	$5
Construction and land	3,784	2,049	1,429	620	191	2,137	20
Commercial real estate	5,248	5,248	3,289	1,959	274	5,264	237
Commercial	1,700	1,700	1,410	290	114	1,711	10
Agriculture	775	560	560	-	-	572	23
Municipal	58	58	58	-	-	58	1
Consumer	38	38	38	-	-	41	-
Total impaired loans	$13,016	$11,025	$7,956	$3,069	$651	$11,213	$296

(Dollars in thousands)	As of December 31, 2018
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$623	$623	$413	$210	$100	$640	$10
Construction and land	3,543	1,808	1,383	425	103	2,689	53
Commercial real estate	3,912	3,912	2,120	1,792	67	3,928	487
Commercial	1,528	1,528	1,446	82	27	1,537	-
Agriculture	932	717	529	188	13	844	52
Municipal	58	58	58	-	-	58	1
Consumer	45	45	45	-	-	49	-
Total impaired loans	$10,641	$8,691	$5,994	$2,697	$310	$9,745	$603

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. One loan was ninety days or more delinquent and accruing interest at June 30, 2019 compared to no loans ninety days or more delinquent and accruing interest at December 31, 2018.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of June 30, 2019
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$86	$462	$-	$548	$1,197	$1,745	$133,960
Construction and land	-	126	-	126	1,338	1,464	18,586
Commercial real estate	686	-	-	686	3,225	3,911	135,996
Commercial	436	42	-	478	1,672	2,150	92,229
Agriculture	438	941	209	1,588	336	1,924	97,469
Municipal	-	-	-	-	-	-	2,787
Consumer	85	3	-	88	38	126	24,015
Total	$1,731	$1,574	$209	$3,514	$7,806	$11,320	$505,042

Percent of gross loans	0.34%	0.30%	0.04%	0.68%	1.51%	2.19%	97.81%

(Dollars in thousands)	As of December 31, 2018
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$131	$206	$-	$337	$442	$779	$136,116
Construction and land	-	134	-	134	948	1,082	19,001
Commercial real estate	465	-	-	465	1,791	2,256	136,711
Commercial	398	20	-	418	1,528	1,946	72,343
Agriculture	100	88	-	188	482	670	95,962
Municipal	-	-	-	-	-	-	2,953
Consumer	106	23	-	129	45	174	25,254
Total	$1,200	$471	$-	$1,671	$5,236	$6,907	$488,340

Percent of gross loans	0.24%	0.10%	0.00%	0.34%	1.06%	1.40%	98.60%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2019 and 2018 would have increased interest income by $168,000 and $132,000, respectively. No interest income related to non-accrual loans was included in interest income for the six months ended June 30, 2019 and 2018.

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

The following table provides information on the Company’s risk categories by loan class:

(Dollars in thousands)	As of June 30, 2019		As of December 31, 2018
	Non-classified	Classified	Non-classified	Classified

One-to-four family residential real estate	$133,918	$1,787	$135,947	$948
Construction and land	18,712	1,338	19,135	948
Commercial real estate	130,157	9,750	126,619	12,348
Commercial	86,612	7,767	66,490	7,799
Agriculture	92,606	6,787	86,917	9,715
Municipal	2,787	-	2,953	-
Consumer	24,103	38	25,383	45
Total	$488,895	$27,467	$463,444	$31,803

At June 30, 2019, the Company had nine loan relationships consisting of 13 outstanding loans that were classified as TDRs. There were no loans classified as TDRs during the first six months of 2019.

During the second quarter of 2018, the Company classified an agriculture loan totaling $64,000 as a TDR after originating a loan to an existing loan relationship that was classified as a TDR in 2016. As part of the restructuring, the borrower paid off three loans previously classified as TDRs. The Company also classified a $41,000 commercial loan as a TDR after extending the maturity of the loan during the second quarter of 2018. There were no loans classified as TDRs during the first three months of 2018. Since the agriculture loan relationship was adequately secured, no impairments were recorded against the principal as of June 30, 2018. The commercial loan had a $9,000 impairment recorded against the principal balance as of June 30, 2018.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of June 30, 2019 and 2018. The Company did not record any charge-offs against loans classified as TDRs in the first six months of 2019 or 2018. A credit provision for loan losses of $1,000 and $58,000 related to TDRs was recorded in the three months ended June 30, 2019 and 2018, respectively. A credit provision for loan losses of $1,000 and $91,000 related to TDRs was recorded in the six months ended June 30, 2019 and 2018, respectively. The Company allocated $9,000 and $10,000 of the allowance for loan losses against loans classified as TDRs at June 30, 2019 and December 31, 2018, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)	As of June 30, 2019			As of December 31, 2018
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$175	2	$-	$181
Construction and land	4	518	711	4	523	860
Commercial real estate	1	-	2,023	2	-	2,121
Commercial	1	-	28	1	36	-
Agriculture	4	6	224	4	23	235
Municipal	1	-	58	1	-	58
Total troubled debt restructurings	13	$524	$3,219	14	$582	$3,455

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2018 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first six months of 2019 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of June 30, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,626)	$392
Lease intangible asset	350	(256)	94
Mortgage servicing rights	6,667	(4,295)	2,372
Total other intangible assets	$9,035	$(6,177)	$2,858

(Dollars in thousands)	As of December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,588)	$479
Lease intangible asset	350	(233)	117
Mortgage servicing rights	6,545	(4,050)	2,495
Total other intangible assets	$8,962	$(5,871)	$3,091

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2019 and in successive years ending December 31:

Amortization
(Dollars in thousands)	expense
Remainder of 2019	$104
2020	177
2021	121
2022	58
2023	26
Total	$486

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	June 30, 2019	December 31, 2018
FHLMC	$513,673	$521,489
FHLB	20,744	10,603
Total	$534,417	$532,092

Custodial escrow balances maintained in connection with serviced loans were $5.3 million and $4.5 million at June 30, 2019 and December 31, 2018, respectively. Gross service fee income related to such loans was $338,000 and $337,000 for the three months ended June 30, 2019 and 2018, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $673,000 and $673,000 for the six months ended June 30, 2019 and 2018, respectively.

Activity for mortgage servicing rights and the related valuation allowance was as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Mortgage servicing rights:
Balance at beginning of period	$2,384	$2,722	$2,495	$2,811
Additions	225	137	322	259
Amortization	(237)	(220)	(445)	(431)
Balance at end of period	$2,372	$2,639	$2,372	$2,639

The fair value of mortgage servicing rights was $5.3 million and $6.2 million at June 30, 2019 and December 31, 2018, respectively. Fair value at June 30, 2019 was determined using discount rates ranging from 9.00% to 11.00%; prepayment speeds ranging from 6.00% to 25.71%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.40%. Fair value at December 31, 2018 was determined using discount rates ranging from 9.00% to 11.00%, prepayment speeds ranging from 6.00% to 22.40%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.37%.

The Company had a mortgage repurchase reserve of $235,000 at both June 30, 2019 and December 31, 2018, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first six months of 2019 and 2018. As of June 30, 2019, the Company did not have any outstanding mortgage repurchase requests.

5.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net earnings(1)	$2,598	$2,845	$4,781	$4,944

Weighted average common shares outstanding - basic (1)	4,372,116	4,348,989	4,372,116	4,331,194
Assumed exercise of stock options (1)	14,728	19,627	14,296	19,472
Weighted average common shares outstanding - diluted (1)	4,386,844	4,368,616	4,386,412	4,350,666
Net earnings per share (1):
Basic	$0.59	$0.65	$1.09	$1.14
Diluted	$0.59	$0.65	$1.09	$1.14

(1) Share and per share values for the periods ended June 30, 2018 have been adjusted to give effect to the 5% stock dividend paid during December 2018.

The diluted earnings per share computations for the three months ended June 30, 2019 and 2018 excluded 30,859 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The diluted earnings per share computations for the six months ended June 30, 2019 and 2018 excluded 30,859 of unexercised stock options because their inclusion would have been anti-dilutive during such periods.

6.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances of and collateral for the Company’s repurchase agreements:

	As of June 30, 2019
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$329	$-	$-	$-	$329
U.S. federal agency obligations	4,019	-	-	-	4,019
Agency mortgage-backed securities	9,935	-	-	-	9,935
Total	$14,283	$-	$-	$-	$14,283

	As of December 31, 2018
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$416	$-	$-	$-	$416
U.S. federal agency obligations	5,626	-	-	-	5,626
Agency mortgage-backed securities	9,204	-	-	-	9,204
Total	$15,246	$-	$-	$-	$15,246

Repurchase agreements are comprised of non-insured customer funds, totaling $14.3 million at June 30, 2019, and $15.2 million at December 31, 2018, which were secured by $20.7 million and $18.6 million of the Company’s investment portfolio at the same dates, respectively.

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2019	2018	2019	2018
Non-interest income:
Service charges on deposits
Overdraft fees	$877	$783	$1,654	$1,580
Other	144	135	270	273
Interchange income	538	516	973	958
Loan servicing fees (1)	338	337	673	673
Office lease income (1)	162	156	323	308
Gains on sales of loans (1)	1,742	1,468	2,862	2,629
Bank owned life insurance income (1)	160	162	319	321
Gains on sales of investment securities (1)	(146)	-	(146)	35
Gains on sales of real estate owned	4	-	4	1
Other	169	696	312	876
Total non-interest income	$3,988	$4,253	$7,244	$7,654

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first six months of 2019 or 2018.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2019 and December 31, 2018, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of June 30, 2019
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$14,299	$14,299	$-	$-	$14,299
Investment securities available-for-sale	382,295	2,310	379,985	-	382,295
Bank stocks, at cost	3,529	n/a	n/a	n/a	n/a
Loans, net	510,205	-	-	513,958	513,958
Loans held for sale, net	13,164	-	13,164	-	13,164
Accrued interest receivable	4,969	22	2,111	2,836	4,969
Derivative financial instruments	1,029	-	1,029	-	1,029

Financial liabilities:
Non-maturity deposits	$(646,203)	$(646,203)	$-	$-	$(646,203)
Time deposits	(183,329)	-	(182,442)	-	-
FHLB borrowings	(22,400)	-	(22,400)	-	(22,400)
Subordinated debentures	(21,651)	-	(19,617)	-	-
Other borrowings	(14,283)	-	(14,283)	-	(14,283)
Accrued interest payable	(522)	-	(522)	-	(522)
Derivative financial instruments	(275)	-	(275)	-	(275)

	As of December 31, 2018
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,114	$19,114	$-	$-	$19,114
Investment securities available-for-sale	388,345	1,971	386,374	-	388,345
Bank stocks, at cost	4,776	n/a	n/a	n/a	n/a
Loans, net	489,373	-	-	494,473	494,473
Loans held for sale	4,743	-	4,743	-	4,743
Accrued interest receivable	4,631	-	2,194	2,437	4,631
Derivative financial instruments	522	-	522	-	522

Financial liabilities:
Non-maturity deposits	(656,628)	(656,628)	-	-	(656,628)
Time deposits	(167,020)	-	(164,994)	-	(164,994)
FHLB borrowings	(20,000)	-	(20,000)	-	(20,000)
Subordinated debentures	(21,651)	-	(19,678)	-	(19,678)
Other borrowings	(15,246)	-	(15,246)	-	(15,246)
Accrued interest payable	(442)	-	(442)	-	(442)
Derivative financial instruments	(25)	-	(25)	-	(25)

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2019 or during the year ended December 31, 2018.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2019
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,310	$2,310	$-	$-
U. S. federal agency obligations	6,598	-	6,598	-
Municipal obligations, tax exempt	155,237	-	155,237	-
Municipal obligations, taxable	53,765	-	53,765	-
Agency mortgage-backed securities	158,407	-	158,407	-
Certificates of deposit	5,978	-	5,978	-
Loans held for sale	13,164	-	13,164	-
Derivative financial instruments	1,029	-	1,029	-
Liabililty:
Derivative financial instruments	(275)	-	(275)	-

		As of December 31, 2018
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$1,971	$1,971	$-	$-
U. S. federal agency obligations	10,361	-	10,361	-
Municipal obligations, tax exempt	159,112	-	159,112	-
Municipal obligations, taxable	53,035	-	53,035	-
Agency mortgage-backed securities	156,076	-	156,076	-
Certificates of deposit	7,790	-	7,790	-
Loans held for sale	4,743	-	4,743	-
Derivative financial instruments	522	-	522	-
Liabilities:
Derivative financial instruments	(25)	-	(25)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
(Dollars in thousands)	June 30, 2019	December 31, 2018
Aggregate fair value	$13,164	$4,743
Contractual balance	12,906	4,687
Gain	$258	$56

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest income	$119	$98	$170	$146
Change in fair value	54	264	202	165
Total change in fair value	$173	$362	$372	$311

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $11.0 million and $8.7 million, with an allocated allowance of $651,000 and $310,000, at June 30, 2019 and December 31, 2018, respectively.

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

The following tables represent the Company’s financial instruments that are measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2019			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$128	$-	$-	$128	$28
Construction and land	429	-	-	429	(88)
Commercial real estate	1,685	-	-	1,685	(207)
Commercial	176	-	-	176	(88)

		As of December 31, 2018			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$110	$-	$-	$110	$(29)
Construction and land	322	-	-	322	(103)
Commercial real estate	1,725	-	-	1,725	377
Commercial	55	-	-	55	(51)
Agriculture	175	-	-	175	11

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Fair value	Valuation technique	Unobservable inputs	Range
As of June 30, 2019
Impaired loans:
One-to-four family residential real estate	$128	Sales comparison	Adjustment to appraised value	0%-47%
Construction and land	429	Sales comparison	Adjustment to appraised value	20%-30%
Commercial real estate	1,685	Sales comparison	Adjustment to appraised value	0%-20%
Commercial	176	Sales comparison	Adjustment to comparable sales	0%-50%

As of December 31, 2018
Impaired loans:
One-to-four family residential real estate	$110	Sales comparison	Adjustment to appraised value	0%-20%
Construction and land	322	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	1,725	Sales comparison	Adjustment to appraised value	0%
Commercial	55	Sales comparison	Adjustment to comparable sales	0%-15%
Agriculture	175	Sales comparison	Adjustment to appraised value	0%

9.	Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rule includes a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was 1.875% for 2018, and increased to its final level of 2.5% on January 1, 2019. The capital conservation buffer increases the common equity Tier 1 capital ratio, and Tier 1 capital and total risk based capital ratios.

As of June 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2019 and December 31, 2018:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of June 30, 2019
Leverage	$102,471	10.49%	$39,070	4.0%
Common Equity Tier 1 Capital	81,471	13.00%	43,863	7.0%
Tier 1 Capital	102,471	16.35%	53,262	8.5%
Total Risk Based Capital	108,877	17.38%	65,794	10.5%

As of December 31, 2018
Leverage	$99,150	10.34%	$38,373	4.0%
Common Equity Tier 1 Capital	78,150	13.12%	37,982	6.4%
Tier 1 Capital	99,150	16.64%	46,919	7.9%
Total Risk Based Capital	105,055	17.63%	58,835	9.9%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5% for June 30, 2019 and 1.875% for December 31, 2018

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at June 30, 2019 and December 31, 2018:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of June 30, 2019
Leverage	$99,943	10.27%	$38,944	4.0%	$48,681	5.0%
Common Equity Tier 1 Capital	99,943	15.98%	43,789	7.0%	40,661	6.5%
Tier 1 Capital	99,943	15.98%	53,172	8.5%	50,044	8.0%
Total Risk Based Capital	106,349	17.00%	65,683	10.5%	62,556	10.0%

As of December 31, 2018
Leverage	$97,112	10.15%	$38,254	4.0%	$47,818	5.0%
Common Equity Tier 1 Capital	97,112	16.33%	37,922	6.4%	38,665	6.5%
Tier 1 Capital	97,112	16.33%	46,844	7.9%	47,588	8.0%
Total Risk Based Capital	103,017	17.32%	58,741	9.9%	59,485	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5% for June 30, 2019 and 1.875% for December 31, 2018.

10.	Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount, and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public entities, the amendments of the update are effective beginning January 1, 2020. In July 2019, the FASB proposed a change in the effective dates for CECL which would delay the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. Because the Company is a smaller reporting company, the proposed delay would be applicable to the Company if it is approved by the FASB. Management has initiated an implementation committee that has implemented a process to collect the data and is developing a system for the new standard. Initial calculations estimate the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time.

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

Landmark Risk Management, Inc., which was formed and began operations in 2017, is a Nevada-based captive insurance company which provides supplemental property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Landmark Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. As of May 31, 2019, Landmark Risk Management, Inc. exited the pool resources relationship to which it was previously a member, and its management is evaluating other alternatives. Landmark Risk Management, Inc. is not currently providing insurance coverage to the Company and the Bank.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty- eight additional branch offices in central, eastern, southeast and southwest Kansas, and our ownership of Landmark Risk Management, Inc. In May 2019, we opened a loan production office in Prairie Village, Kansas. We received regulatory approval in July 2019 to convert the loan production office to a branch office and expect to complete the transition during the third quarter of 2019.

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

Summary of Results. During the second quarter of 2019, we recorded net earnings of $2.6 million, which was a decrease of $247,000, or 8.7%, from the $2.8 million of net earnings in the second quarter of 2018. During the first six months of 2019, we recorded net earnings of $4.8 million, which was a decrease of $163,000, or 3.3%, from the $4.9 million of net earnings in the first six months of 2018.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net earnings:
Net earnings	$2,598	$2,845	$4,781	$4,944
Basic earnings per share (1)	$0.59	$0.65	$1.09	$1.14
Diluted earnings per share (1)	$0.59	$0.65	$1.09	$1.14
Earnings ratios:
Return on average assets (2)	1.05%	1.20%	0.98%	1.06%
Return on average equity (2)	10.61%	13.49%	10.08%	11.69%
Equity to total assets	10.27%	8.83%	10.27%	8.83%
Net interest margin (2)	3.43%	3.33%	3.42%	3.33%
Dividend payout ratio	33.90%	29.41%	36.70%	33.61%

(1)	Per share values for the periods ended June 30, 2018 have been adjusted to give effect to the 5% stock dividend paid during December 2018.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.

Interest Income. Interest income of $9.3 million for the quarter ended June 30, 2019 increased $1.2 million, or 15.0%, as compared to the same period of 2018. Interest income on loans increased $1.1 million, or 19.8%, to $6.9 million for the quarter ended June 30, 2019, compared to the same period of 2018 due primarily to an increase in our average loan balances, which increased from $452.5 million in the second quarter of 2018 to $512.2 million in the second quarter of 2019. Also contributing to the increase in interest income were higher yields on loans, which increased from 5.10% in the second quarter of 2018 to 5.39% in the second quarter of 2019. Interest income on investment securities increased $75,000, or 3.2%, to $2.4 million for the second quarter of 2019, as compared to $2.3 million in the same period of 2018. The increase in interest income on investment securities was primarily the result of higher yields on investments, which increased from 2.59% in the second quarter of 2018 to 2.72% in the second quarter of 2019, which was partially offset by lower average balances.

Interest income of $18.2 million for the six months ended June 30, 2019 increased $2.5 million, or 15.9%, as compared to the same period of 2018. Interest income on loans increased $2.2 million, or 19.9%, to $13.3 million for the six months ended June 30, 2019, compared to the same period of 2018 due primarily to an increase in our average loan balances, which increased from $445.3 million during the first six months of 2018 to $502.0 million during the first six months of 2019. Also contributing to the increase in interest income were higher yields on loans, which increased from 5.04% in the first six months of 2018 to 5.36% in the first six months of 2019. Interest income on investment securities increased $276,000, or 6.1%, to $4.8 million for the first six months of 2019, as compared to $4.6 million in the same period of 2018. The increase in interest income on investment securities was primarily the result of higher yields on investments, which increased from 2.57% in the first six months of 2018 to 2.74% in the first six months of 2019, which was partially offset by lower average balances.

Interest Expense. Interest expense during the quarter ended June 30, 2019 increased $565,000, or 45.3%, to $1.8 million as compared to the same period of 2018. Interest expense on interest-bearing deposits increased $749,000, or 118.7%, to $1.4 million for the quarter ended June 30, 2019 as compared to the same period of 2018. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $597.5 million in the second quarter of 2018 to $642.1 million in the second quarter of 2019. The average rate of interest-bearing deposits increased 0.44% to 0.86% for the second quarter of 2019 as compared to 0.42% in the same period of 2018. For the second quarter of 2019, interest expense on borrowings decreased $184,000, or 29.9%, to $432,000 as compared to the same period of 2018, due to a decrease in our average outstanding borrowings, which decreased from $91.6 million in the second quarter of 2018 to $60.6 million in the same period of 2019. Partially offsetting the lower outstanding borrowings were higher average rates on our borrowings, which increased to 2.86% for the second quarter of 2019 compared to 2.70% for the same period of 2018.

Interest expense during the six months ended June 30, 2019 increased $1.2 million, or 55.3%, to $3.5 million as compared to the same period of 2018. Interest expense on interest-bearing deposits increased $1.5 million, or 131.3%, to $2.7 million for the six months ended June 30, 2019 as compared to the same period of 2018. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $599.9 million in the first six months of 2018 to $645.5 million in the same period of 2019. The average rate of interest-bearing deposits increased 0.46% to 0.85% for the first six months of 2019 as compared to 0.39% in the same period of 2018. For the first six months of 2018, interest expense on borrowings decreased $293,000, or 27.1%, to $789,000 as compared to the same period of 2018, due to a decrease in our average outstanding borrowings, which decreased from $79.5 million in the first six months of 2018 to $54.2 million in the first six months of 2019. Partially offsetting the lower average outstanding borrowings were higher average rates on our borrowings, which increased to 2.93% for the first six months of 2019 compared to 2.74% for the same period of 2018.

Net Interest Income. Net interest income increased $645,000, or 9.4%, to $7.5 million for the second quarter of 2019 compared to the same period of 2018. The increase in net interest income was primarily a result of an increase of 5.4% in average interest-earning assets, from $855.4 million in the second quarter of 2018 to $901.2 million for the same period of 2019. Our net interest margin, on a tax-equivalent basis, increased from 3.33% during the second quarter of 2018 to 3.43% in the same period of 2019.

Net interest income increased $1.2 million, or 9.3%, to $14.7 million for the first six months of 2019 compared to the same period of 2018. The increase was primarily a result of a 5.6% increase in average interest-earning assets, from $844.9 million in the first six months of 2018 to $892.2 million in the first six months of 2019. Net interest margin, on a tax-equivalent basis, increased from 3.33% in the first six months of 2018 to 3.42% in the same period of 2019.

Our net interest income and net interest margin may not continue to increase if loan growth slows and we are unable to continue to reprice our loans higher or grow our average balances or short-term interest rates continue to increase and our cost of interest-bearing deposits and borrowings increase. See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on asset yields, liability rates and net interest margin.

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

During the second quarter of 2019, we recorded a provision for loan losses of $400,000 compared to $250,000 in the second quarter of 2018. We recorded net loan charge-offs of $72,000 during the second quarter of 2019 compared to net loan charge-offs of $59,000 during the second quarter of 2018.

During the first six months of 2019, we recorded a provision for loan losses of $600,000 compared to $450,000 during the same period of 2018. We recorded net loan charge-offs of $99,000 during the six months ended June 30, 2019 compared to $74,000 during the same period of 2018.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $4.0 million in the second quarter of 2019, a decrease of $265,000, or 6.2%, from the same period in 2018, primarily as a result of a decrease of $514,000 in other non-interest income. Results for the second quarter of 2018 included $525,000 of recoveries on a deposit-related loss that occurred in the third quarter of 2017, which were included in other non-interest income. The second quarter of 2019 included losses on sales of investment securities totaling $146,000. Partially offsetting those declines were an increase of $274,000 in gains on sales of loans, driven by higher volumes of one-to-four family residential real estate loans originated, and an increase of $123,000 in fees and service charges, due to an increase in overdraft fees.

Total non-interest income was $7.2 million in the first half of 2019, a decrease of $410,000, or 5.4%, from the first half of 2018, including a decline of $516,000 in other non-interest income, primarily due to the prior-year period’s $525,000 in recoveries on the deposit-related loss. The first half of 2019 included losses on sales of investment securities totaling $146,000 compared to gains on sales of investments totaling $35,000 in the first six months of 2018. Partially offsetting those declines were increases of $233,000 in gains on sales of loans and $56,000 in fees and service charges.

Non-interest Expense. Non-interest expense totaled $8.0 million for the second quarter of 2019, an increase of $399,000, or 5.3%, from $7.6 million for the second quarter of 2018. The increase was primarily due to increases of $285,000 in compensation and benefits as a result of the addition of bank employees and increased compensation costs. Also contributing to the increase were increases of $38,000 in data processing and $28,000 in occupancy and equipment in the second quarter of 2019 as compared to the second quarter of 2018.

Non-interest expense totaled $15.7 million for the first six months of 2019, an increase of $687,000, or 4.6%, from $15.0 million for the first six months of 2018. The increase was primarily due to increases of $639,000 in compensation and benefits as a result of the addition of bank employees and increased compensation costs. Partially offsetting that increase was a decline of $105,000 in other non-interest expense, which was impacted by the accrual of loss reserves at Landmark’s captive insurance subsidiary during the first half of 2018.

Income Tax Expense. During the second quarter of 2019, we recorded income tax expense of $506,000, compared to $428,000 during the same period of 2018. Our effective tax rate increased from 13.1% in the second quarter of 2018 to 16.3% in the second quarter of 2019 primarily as a result of the recognition of $72,000 of excess tax benefits from the exercise of stock options during the second quarter of 2018.

We recorded income tax expense of $847,000 for the first six months of 2019 compared to $684,000 in the same period of 2018. Our effective tax rate increased from 12.2% in the first half of 2018 to 15.0% in the first half of 2019 primarily as a result of the recognition of $136,000 of excess tax benefits from the exercise of stock options during the first six months of 2018.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $16.1 million, or 1.6%, to $1.0 billion at June 30, 2019, compared to $985.8 million at December 31, 2018. Net loans increased $20.8 million, or 4.3%, to $510.2 million at June 30, 2019, compared to $489.4 million at year-end 2018. Investment securities decreased $7.3 million, or 1.9%, to $385.8 million at June 30, 2019, from $393.1 million at December 31, 2018.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At June 30, 2019 our allowance for loan losses totaled $6.3 million, or 1.21% of gross loans outstanding, compared to $5.8 million, or 1.16% of gross loans outstanding, at December 31, 2018.

As of June 30, 2019 and December 31, 2018, approximately $27.5 million and $31.8 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for loan losses was sufficient to cover the risks and probable incurred losses related to such loans at June 30, 2019 and December 31, 2018, respectively.

Loans past due 30-89 days and still accruing interest totaled $3.3 million, or 0.64% of gross loans, at June 30, 2019, compared to $1.7 million, or 0.34% of gross loans, at December 31, 2018. At June 30, 2019, $7.8 million in loans were on non-accrual status, or 1.51% of gross loans, compared to $5.2 million, or 1.06% of gross loans, at December 31, 2018. The increase in non-performing loans was primarily related to one loan relationship, consisting of $2.3 million of one-to-four family residential, construction and land, commercial real estate and commercial loans, moving to non-accrual status during the first six months of 2019. Non-accrual loans typically consist of loans 90 or more days past due and certain impaired loans. Loans 90 days delinquent and accruing interest totaled $209,000 at June 30, 2019 compared to no loans at December 31, 2018. Our impaired loans totaled $11.0 million at June 30, 2019 compared to $8.7 million at December 31, 2018. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2019 and December 31, 2018 was related to TDRs that were accruing interest but still classified as impaired.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At June 30, 2019, we had $91,000 of real estate owned compared to $35,000 at December 31, 2018. As of June 30, 2019, real estate owned consisted of residential real estate. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $5.9 million in total deposits during the first six months of 2019, to $829.5 million at June 30, 2019, from $823.6 million at December 31, 2018. The increase in deposits was primarily due to increased balances of non-interest bearing, savings and time deposit accounts. This increase was partially offset by lower balances of money market and checking deposit accounts.

Non-interest-bearing deposits at June 30, 2019, were $180.8 million, or 21.8% of deposits, compared to $168.3 million, or 20.4% of deposits, at December 31, 2018. Money market and checking deposit accounts were 44.1% of our deposit portfolio and totaled $366.2 million at June 30, 2019, compared to $393.5 million, or 47.8% of deposits, at December 31, 2018. Savings accounts increased to $99.2 million, or 12.0% of deposits, at June 30, 2019, from $94.9 million, or 11.5% of deposits, at December 31, 2018. Certificates of deposit totaled $183.3 million, or 22.1% of deposits, at June 30, 2019, compared to $167.0 million, or 20.3% of deposits, at December 31, 2018.

Certificates of deposit at June 30, 2019, scheduled to mature in one year or less, totaled $156.8 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $1.4 million to $58.3 million at June 30, 2019, from $56.9 million at December 31, 2018. The increase in total borrowings was primarily due to an increase in our FHLB borrowings from $20.0 million at December 31, 2018 to $22.4 million at June 30, 2019, to fund our growth in loans during the first six months of 2019.

Cash Flows. During the six months ended June 30, 2019, our cash and cash equivalents decreased by $4.8 million. Our operating activities used cash of $5.3 million during the first six months of 2019. Our investing activities used net cash of $5.1 million during the first six months of 2019, primarily as a result of the purchase of investment securities and an increase in our loan balances. Financing activities provided net cash of $5.6 million during the first six months of 2019, primarily as a result of increased FHLB borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $396.6 million at June 30, 2019 and $407.5 million at December 31, 2018. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At June 30, 2019, we had $22.4 million of borrowings against our line of credit with the FHLB. At June 30, 2019, we had collateral pledged to the FHLB that would allow us to borrow an additional $85.5 million, subject to FHLB credit requirements and policies. At June 30, 2019, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $10.3 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at June 30, 2019. At June 30, 2019, we had subordinated debentures totaling $21.7 million and other borrowings of $14.3 million, which consisted of $14.3 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2019, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, with which the Company was in compliance at June 30, 2019.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.2 million at June 30, 2019.

At June 30, 2019, we had outstanding loan commitments, excluding standby letters of credit, of $99.9 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was 1.875% for 2018, and increased to its final level of 2.5% on January 1, 2019. As of June 30, 2019 and December 31, 2018, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of June 30, 2019, the Company and the Bank met all capital adequacy requirements to which we were subject.

Dividends. During the quarter ended June 30, 2019, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2019. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2019, approximately $10.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
(Dollars in thousands)	June 30, 2019			June 30, 2018
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$298	$5	6.73%	$645	$3	1.87%
Investment securities (1)	388,681	2,638	2.72%	402,266	2,599	2.59%
Loans receivable, net (2)	512,242	6,886	5.39%	452,462	5,752	5.10%
Total interest-earning assets	901,221	9,529	4.24%	855,373	8,354	3.92%
Non-interest-earning assets	93,393			95,646
Total	$994,614			$951,019

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$375,590	$712	0.76%	$378,682	$436	0.46%
Savings accounts	97,760	9	0.04%	96,454	7	0.03%
Time deposit	168,729	659	1.57%	122,381	188	0.62%
Total deposits	642,079	1,380	0.86%	597,517	631	0.42%
FHLB advances and other borrowings	60,585	432	2.86%	91,612	616	2.70%
Total interest-bearing liabilities	702,664	1,812	1.03%	689,129	1,247	0.73%
Non-interest-bearing liabilities	193,777			177,271
Stockholders’ equity	98,173			84,619
Total	$994,614			$951,019

Interest rate spread (3)			3.21%			3.19%
Net interest margin (4)		$7,717	3.43%		$7,107	3.33%
Tax-equivalent interest - imputed		236			271
Net interest income		$7,481			$6,836

Ratio of average interest-earning assets to average interest-bearing liabilities			128.3%			124.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
(Dollars in thousands)	June 30, 2019			June 30, 2018
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$1,074	$19	3.57%	$1,024	$9	1.77%
Investment securities (1)	389,059	5,280	2.74%	398,536	5,076	2.57%
Loans receivable, net (2)	502,040	13,353	5.36%	445,301	11,140	5.04%
Total interest-earning assets	892,173	18,652	4.22%	844,861	16,225	3.87%
Non-interest-earning assets	93,074			94,417
Total	$985,247			$939,278

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$379,254	$1,394	0.74%	$379,335	$804	0.43%
Savings accounts	96,959	17	0.04%	95,708	14	0.03%
Time deposit	169,332	1,300	1.55%	124,900	354	0.57%
Total deposits	645,545	2,711	0.85%	599,943	1,172	0.39%
FHLB advances and other borrowings	54,230	789	2.93%	79,532	1,082	2.74%
Total interest-bearing liabilities	699,775	3,500	1.01%	679,475	2,254	0.67%
Non-interest-bearing liabilities	189,857			174,544
Stockholders’ equity	95,615			85,259
Total	$985,247			$939,278

Interest rate spread (3)			3.21%			3.20%
Net interest margin (4)		$15,152	3.42%		$13,971	3.33%
Tax-equivalent interest - imputed		475			541
Net interest income		$14,677			$13,430

Ratio of average interest-earning assets to average interest-bearing liabilities			127.5%			124.3%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

(Dollars in thousands)	Three months ended June 30,			Six months ended June 30,
	2019 vs 2018			2019 vs 2018
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at banks	$(1)	$3	$2	$-	$10	$10
Investment securities	(80)	119	$39	(114)	318	$204
Loans	792	342	$1,134	1,477	736	$2,213
Total	711	464	1,175	1,363	1,064	2,427
Interest expense:
Deposits	50	699	749	93	1,446	1,539
Borrowings	(223)	39	(184)	(375)	82	(293)
Total	(173)	738	565	(282)	1,528	1,246
Net interest income	$884	$(274)	$610	$1,645	$(464)	$1,181

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2019, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(1,587)	(5.1)%
100 basis point rising	$(783)	(2.5)%
100 basis point falling	$518	1.6%
200 basis point falling	$535	1.7%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers or to retain existing customers.
●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of cyber-attacks.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2019 and June 30, 2018; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the three and six months ended June 30, 2019 and June 30, 2018; (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and June 30, 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 7, 2019	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

