Form 10-Q
period 2019-09-30
LANDMARK BANCORP INC
filed 2019-11-08
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of November 7, 2019, the issuer had outstanding 4,376,532 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$21,736	$19,114
Investment securities available-for-sale, at fair value	369,317	388,345
Bank stocks, at cost	3,231	4,776
Loans, net of allowance for loans losses of $6,279 at September 30, 2019 and $5,765 at December 31, 2018	520,133	489,373
Loans held for sale, at fair value	15,049	4,743
Premises and equipment, net	21,338	21,127
Bank owned life insurance	24,820	24,342
Goodwill	17,532	17,532
Other intangible assets, net	2,834	3,091
Real estate owned, net	473	35
Accrued interest and other assets	12,268	13,306
Total assets	$1,008,731	$985,784

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$184,754	$168,273
Money market and checking	352,715	393,460
Savings	98,859	94,895
Time	197,426	167,020
Total deposits	833,754	823,648

Federal Home Loan Bank borrowings	17,200	20,000
Subordinated debentures	21,651	21,651
Other borrowings	16,279	15,246
Accrued interest, taxes, and other liabilities	13,809	13,338
Total liabilities	902,693	893,883

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,375,532 and 4,372,116 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	44	44
Additional paid-in capital	63,975	63,775
Retained earnings	36,843	32,073
Accumulated other comprehensive income (loss)	5,176	(3,991)
Total stockholders’ equity	106,038	91,901
Total liabilities and stockholders’ equity	$1,008,731	$985,784

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans:
Taxable	$7,070	$6,168	$20,358	$17,227
Tax-exempt	26	152	78	216
Investment securities:
Taxable	1,444	1,341	4,430	3,843
Tax-exempt	905	985	2,756	3,044
Total interest income	9,445	8,646	27,622	24,330
Interest expense:
Deposits	1,433	833	4,144	2,005
Borrowings	353	633	1,142	1,715
Total interest expense	1,786	1,466	5,286	3,720
Net interest income	7,659	7,180	22,336	20,610
Provision for loan losses	400	450	1,000	900
Net interest income after provision for loan losses	7,259	6,730	21,336	19,710
Non-interest income:
Fees and service charges	2,057	1,812	5,677	5,376
Gains on sales of loans, net	2,081	1,476	4,943	4,105
Bank owned life insurance	159	160	478	481
(Losses) gains on sales of investment securities, net	-	(15)	(146)	20
Other	258	1,134	847	2,239
Total non-interest income	4,555	4,567	11,799	12,221

Non-interest expense:
Compensation and benefits	4,678	4,244	13,072	11,999
Occupancy and equipment	1,207	1,108	3,369	3,258
Professional fees	446	386	1,285	1,204
Data processing	405	394	1,233	1,135
Amortization of intangibles	332	278	887	838
Advertising	166	166	501	498
Federal deposit insurance (credits) premiums	(66)	73	71	217
Foreclosure and real estate owned expense	75	24	142	49
Other	1,375	1,039	3,751	3,520
Total non-interest expense	8,618	7,712	24,311	22,718
Earnings before income taxes	3,196	3,585	8,824	9,213
Income tax expense	583	565	1,430	1,249
Net earnings	$2,613	$3,020	$7,394	$7,964
Earnings per share:
Basic (1)	$0.60	$0.69	$1.69	$1.83
Diluted (1)	$0.60	$0.69	$1.69	$1.83

(1) Per share amounts for the periods ended September 30, 2018 have been adjusted to give effect to the 5% stock dividend paid during December 2018.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2019	2018	2019	2018

Net earnings	$2,613	$3,020	$7,394	$7,964

Net unrealized holding (gains) losses on available-for-sale securities	1,787	(2,530)	11,995	(9,229)
Reclassification adjustment for net losses (gains) included in earnings	-	15	146	(20)
Net unrealized gains (losses)	1,787	(2,515)	12,141	(9,249)
Income tax effect on net (losses) gains included in earnings	-	(4)	(36)	5
Income tax effect on net unrealized holding (gains) losses	(437)	621	(2,938)	2,262
Other comprehensive income (loss)	1,350	(1,898)	9,167	(6,982)

Total comprehensive income	$3,963	$1,122	$16,561	$982

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at July 1, 2018	$41	$58,356	$33,514	$(5,496)	$86,415
Net earnings	-	-	3,020	-	3,020
Other comprehensive loss	-	-	-	(1,898)	(1,898)
Dividends paid ($0.19 per share)	-	-	(832)	-	(832)
Stock-based compensation	-	55	-	-	55
Exercise of stock options, 4,300 shares	1	49	-	-	50
Balance at September 30, 2018	$42	$58,460	$35,702	$(7,394)	$86,810

Balance at July 1, 2019	$44	$63,904	$35,105	$3,826	$102,879
Net earnings	-	-	2,613	-	2,613
Other comprehensive income	-	-	-	1,350	1,350
Dividends paid ($0.20 per share)	-	-	(875)	-	(875)
Stock-based compensation	-	71	-	-	71
Balance at September 30, 2019	$44	$63,975	$36,843	$5,176	$106,038

See accompanying notes to consolidated financial statements.

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2018	$41	$57,772	$30,214	$(405)	$87,622
Net earnings	-	-	7,964	-	7,964
Other comprehensive loss	-	-	-	(6,982)	(6,982)
Dividends paid ($0.57 per share)	-	-	(2,483)	-	(2,483)
Stock-based compensation	-	155	-	-	155
Adjustment of common stock investments	-	-	7	(7)	-
Exercise of stock options, 70,587 shares	1	533	-	-	534
Balance at September 30, 2018	$42	$58,460	$35,702	$(7,394)	$86,810

Balance at January 1, 2019	$44	$63,775	$32,073	$(3,991)	$91,901
Net earnings	-	-	7,394	-	7,394
Other comprehensive income	-	-	-	9,167	9,167
Dividends paid ($0.60 per share)	-	-	(2,624)	-	(2,624)
Stock-based compensation	-	200	-	-	200
Balance at September 30, 2019	$44	$63,975	$36,843	$5,176	$106,038

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$7,394	$7,964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,000	900
Valuation allowance on real estate owned	31	12
Amortization of investment security premiums, net	1,285	1,454
Amortization of purchase accounting adjustment on loans	(27)	(184)
Amortization of purchase accounting adjustment on subordinated debentures	-	150
Amortization of intangibles	887	838
Depreciation	761	751
Increase in cash surrender value of bank owned life insurance	(478)	(481)
Stock-based compensation	200	155
Deferred income taxes	(430)	(643)
Net losses (gains) on sales of investment securities	146	(20)
Net (gain) loss on sales of premises, equipment and real estate owned	(2)	41
Net gains on sales of loans	(4,943)	(4,105)
Proceeds from sales of loans	147,620	126,745
Origination of loans held for sale	(152,983)	(123,833)
Changes in assets and liabilities:
Accrued interest and other assets	(292)	188
Accrued expenses, taxes, and other liabilities	(1,208)	1,122
Net cash (used in) provided by operating activities	(1,039)	11,054
Cash flows from investing activities:
Net increase in loans	(32,377)	(42,630)
Maturities and prepayments of investment securities	54,998	40,019
Purchases of investment securities	(34,751)	(58,176)
Proceeds from sales of investment securities	9,491	21,125
Proceeds from sales of common stock investments	-	7
Redemption of bank stocks	7,498	8,226
Purchase of bank stocks	(5,953)	(7,828)
Proceeds from sales of premises and equipment and foreclosed assets	26	304
Purchases of premises and equipment, net	(986)	(1,152)
Net cash used in investing activities	(2,054)	(40,105)
Cash flows from financing activities:
Net increase in deposits	10,106	1,718
Federal Home Loan Bank advance borrowings	325,497	534,152
Federal Home Loan Bank advance repayments	(328,297)	(505,452)
Proceeds from other borrowings	1,033	284
Proceeds from exercise of stock options	-	534
Payment of dividends	(2,624)	(2,483)
Net cash provided by financing activities	5,715	28,753
Net increase (decrease) in cash and cash equivalents	2,622	(298)
Cash and cash equivalents at beginning of period	19,114	16,584
Cash and cash equivalents at end of period	$21,736	$16,286

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2019	2018
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash payments (refund) for income taxes	$511	$(1,000)
Cash paid for interest	5,156	3,442
Cash paid for operating leases	116	107

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	482	63
Investment securities purchases not yet settled	-	(1,714)
Operating lease asset and related lease liability recorded	353	-

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management, Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three month and nine month interim periods ended September 30, 2019 are not necessarily indicative of the results expected for the year ending December 31, 2019 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in Topic 842 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company elected the optional transition method permitted with Topic 842. Under this method, the Company measures leases that exist at the adoption date and prior comparative periods are not adjusted. As a result of the adoption of Topic 842, the Company recorded a right of use asset and a lease liability of $132,000 as of January 1, 2019 related to three operating leases with an average life of 5.75 years. During the first quarter of 2019, the Company entered into a new operating lease for office space. As a result, the Company recorded a right of use asset and a lease liability of $221,000 related to this five year lease, which began during the second quarter of 2019. The change in lease accounting did not impact net earnings during the three months and nine months ended September 30, 2019 and was not material to the consolidated financial statements.

In March 2017, the Financial Accounting Standards Board issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The provisions of this update become effective for interim and annual periods beginning after December 15, 2018. The Company adopted ASU 2017-08 effective January 1, 2019. Management has concluded that based on the Company’s current portfolio of investment securities that the adoption of these amendments will result in a shorter amortization period for investment security premiums; however, the impact was not material to interest income on investment securities.

2.	Investments

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$2,298	$16	$-	$2,314
U. S. federal agency obligations	4,015	98	-	4,113
Municipal obligations, tax exempt	149,193	3,565	(80)	152,678
Municipal obligations, taxable	47,479	1,620	(2)	49,097
Agency mortgage-backed securities	156,134	1,944	(306)	157,772
Certificates of deposit	3,343	-	-	3,343
Total	$362,462	$7,243	$(388)	$369,317

(Dollars in thousands)	As of December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(28)	$1,971
U. S. federal agency obligations	10,370	32	(41)	10,361
Municipal obligations, tax exempt	161,529	353	(2,770)	159,112
Municipal obligations, taxable	53,178	180	(323)	53,035
Agency mortgage-backed securities	158,765	264	(2,953)	156,076
Certificates of deposit	7,790	-	-	7,790
Total	$393,631	$829	$(6,115)	$388,345

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2019 and December 31, 2018. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of September 30, 2019
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	35	$8,105	$(27)	$5,625	$(53)	$13,730	$(80)
Municipal obligations, taxable	7	-	-	1,551	(2)	1,551	(2)
Agency mortgage-backed securities	38	23,890	(55)	19,377	(251)	43,267	(306)
Total	80	$31,995	$(82)	$26,553	$(306)	$58,548	$(388)

(Dollars in thousands)		As of December 31, 2018
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	1	$-	$-	$1,971	$(28)	$1,971	$(28)
U. S. federal agency obligations	6	145	(1)	7,970	(40)	8,115	(41)
Municipal obligations, tax exempt	296	35,898	(367)	85,921	(2,403)	121,819	(2,770)
Municipal obligations, taxable	86	8,293	(22)	28,984	(301)	37,277	(323)
Agency mortgage-backed securities	101	30,030	(146)	96,155	(2,807)	126,185	(2,953)
Total	490	$74,366	$(536)	$221,001	$(5,579)	$295,367	$(6,115)

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. The Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2019 and December 31, 2018.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of September 30, 2019 and December 31, 2018.

The table below sets forth amortized cost and fair value of investment securities at September 30, 2019. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$16,778	$16,796
Due after one year but within five years	186,606	188,671
Due after five years but within ten years	86,494	88,618
Due after ten years	72,584	75,232
Total	$362,462	$369,317

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2019	2018	2019	2018

Sales proceeds	$-	$19,591	$9,491	$21,125

Realized gains	$-	$49	$2	$84
Realized losses	-	(64)	(148)	(64)
Net realized losses	$-	$(15)	$(146)	$20

Securities with carrying values of $248.0 million and $249.7 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at September 30, 2019 and December 31, 2018, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

(Dollars in thousands)	September 30, 2019	December 31, 2018

One-to-four family residential real estate	$141,801	$136,895
Construction and land	19,702	20,083
Commercial real estate	135,950	138,967
Commercial	101,150	74,289
Agriculture	100,958	96,632
Municipal	2,728	2,953
Consumer	24,150	25,428
Total gross loans	526,439	495,247
Net deferred loan costs and loans in process	(27)	(109)
Allowance for loan losses	(6,279)	(5,765)
Loans, net	$520,133	$489,373

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class:

(Dollars in thousands)	Three and nine months ended September 30, 2019
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at July 1, 2019	$441	$255	$1,758	$1,404	$2,260	$7	$141	$6,266
Charge-offs	(15)	(31)	-	(284)	-	-	(81)	(411)
Recoveries	-	-	-	1	-	-	23	24
Provision for loan losses	249	(156)	(326)	490	40	(1)	104	400
Balance at September 30, 2019	675	68	1,432	1,611	2,300	6	187	6,279

Balance at January 1, 2019	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765
Charge-offs	(56)	(31)	-	(324)	-	-	(183)	(594)
Recoveries	1	-	-	52	-	6	49	108
Provision for loan losses	281	(69)	(254)	832	62	(7)	155	1,000
Balance at September 30, 2019	675	68	1,432	1,611	2,300	6	187	6,279

(Dollars in thousands)	Three and nine months ended September 30, 2018
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at July 1, 2018	$439	$109	$1,466	$1,693	$2,005	$7	$116	$5,835
Charge-offs	-	-	-	(352)	-	-	(49)	(401)
Recoveries	1	-	-	1	-	-	3	5
Provision for loan losses	109	6	(19)	191	99	-	64	450
Balance at September 30, 2018	549	115	1,447	1,533	2,104	7	134	5,889

Balance at January 1, 2018	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459
Charge-offs	-	-	-	(381)	-	-	(126)	(507)
Recoveries	3	-	1	3	-	2	28	37
Provision for loan losses	4	(66)	(94)	685	292	(3)	82	900
Balance at September 30, 2018	549	115	1,447	1,533	2,104	7	134	5,889

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)	As of September 30, 2019
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	316	7	112	228	-	-	-	663
Collectively evaluated for loss	359	61	1,320	1,383	2,300	6	187	5,616
Total	675	68	1,432	1,611	2,300	6	187	6,279

Loan balances:
Individually evaluated for loss	1,225	1,540	3,472	1,047	1,764	58	4	9,110
Collectively evaluated for loss	140,576	18,162	132,478	100,103	99,194	2,670	24,146	517,329
Total	$141,801	$19,702	$135,950	$101,150	$100,958	$2,728	$24,150	$526,439

(Dollars in thousands)	As of December 31, 2018
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	100	103	67	27	13	-	-	310
Collectively evaluated for loss	349	65	1,619	1,024	2,225	7	166	5,455
Total	449	168	1,686	1,051	2,238	7	166	5,765

Loan balances:
Individually evaluated for loss	623	1,808	3,912	1,528	717	58	45	8,691
Collectively evaluated for loss	136,272	18,275	135,055	72,761	95,915	2,895	25,383	486,556
Total	$136,895	$20,083	$138,967	$74,289	$96,632	$2,953	$25,428	$495,247

The Company’s impaired loans increased from $8.7 million at December 31, 2018 to $9.1 million at September 30, 2019. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2019 and December 31, 2018, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis on impaired loans was immaterial during the three and nine month periods ended September 30, 2019 and 2018.

The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2019
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,266	$1,225	$855	$370	$316	$1,253	$8
Construction and land	3,275	1,540	1,348	192	7	195	28
Commercial real estate	3,472	3,472	3,269	203	112	3,504	357
Commercial	1,047	1,047	128	919	228	1,107	11
Agriculture	1,979	1,764	1,764	-	-	1,753	35
Municipal	58	58	58	-	-	58	1
Consumer	4	4	4	-	-	4	-
Total impaired loans	$11,101	$9,110	$7,426	$1,684	$663	$7,874	$440

(Dollars in thousands)	As of December 31, 2018
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$623	$623	$413	$210	$100	$640	$10
Construction and land	3,543	1,808	1,383	425	103	2,689	53
Commercial real estate	3,912	3,912	2,120	1,792	67	3,928	487
Commercial	1,528	1,528	1,446	82	27	1,537	-
Agriculture	932	717	529	188	13	844	52
Municipal	58	58	58	-	-	58	1
Consumer	45	45	45	-	-	49	-
Total impaired loans	$10,641	$8,691	$5,994	$2,697	$310	$9,745	$603

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at September 30, 2019 or December 31, 2018.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of September 30, 2019
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$71	$564	$-	$635	$1,053	$1,688	$140,113
Construction and land	-	-	-	-	904	904	18,798
Commercial real estate	15	328	-	343	1,449	1,792	134,158
Commercial	16	392	-	408	1,019	1,427	99,723
Agriculture	510	106	-	616	1,509	2,125	98,833
Municipal	-	-	-	-	-	-	2,728
Consumer	35	47	-	82	4	86	24,064
Total	$647	$1,437	$-	$2,084	$5,938	$8,022	$518,417

Percent of gross loans	0.12%	0.28%	0.00%	0.40%	1.13%	1.53%	98.47%

(Dollars in thousands)	As of December 31, 2018
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$131	$206	$-	$337	$442	$779	$136,116
Construction and land	-	134	-	134	948	1,082	19,001
Commercial real estate	465	-	-	465	1,791	2,256	136,711
Commercial	398	20	-	418	1,528	1,946	72,343
Agriculture	100	88	-	188	482	670	95,962
Municipal	-	-	-	-	-	-	2,953
Consumer	106	23	-	129	45	174	25,254
Total	$1,200	$471	$-	$1,671	$5,236	$6,907	$488,340

Percent of gross loans	0.24%	0.10%	0.00%	0.34%	1.06%	1.40%	98.60%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2019 and 2018 would have increased interest income by $171,000 and $205,000, respectively. No interest income related to non-accrual loans was included in interest income for the nine months ended September 30, 2019 and 2018.

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

The following table provides information on the Company’s risk categories by loan class:

(Dollars in thousands)	As of September 30, 2019		As of December 31, 2018
	Non-classified	Classified	Non-classified	Classified

One-to-four family residential real estate	$140,596	$1,205	$135,947	$948
Construction and land	18,798	904	19,135	948
Commercial real estate	130,913	5,037	126,619	12,348
Commercial	93,125	8,025	66,490	7,799
Agriculture	92,120	8,838	86,917	9,715
Municipal	2,728	-	2,953	-
Consumer	24,146	4	25,383	45
Total	$502,426	$24,013	$463,444	$31,803

At September 30, 2019, the Company had nine loan relationships consisting of 13 outstanding loans that were classified as TDRs. There were no loans classified as TDRs during the first nine months of 2019.

There were no loans classified as TDRs during the third quarter of 2018. An agriculture loan relationship consisting of two loans that were originally classified as TDRs during 2015 and a municipal loan that was classified as a TDR in 2010 were both paid off in the third quarter of 2018. During the second quarter of 2018, the Company classified an agriculture loan totaling $64,000 as a TDR after originating a loan to an existing loan relationship that was classified as a TDR in 2016. As part of the restructuring the borrower paid off three loans previously classified as TDRs. Since the agriculture loan relationship was adequately secured, no impairments were recorded against the principal as of September 30, 2018. The Company also classified a $41,000 commercial loan as a TDR after extending the maturity of the loan during the second quarter of 2018. The commercial loan had an $11,000 impairment recorded against the principal balance as of September 30, 2018. There were no new loans classified as TDRs during the first three months of 2018.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of September 30, 2019 and 2018. The Company did not record any charge-offs against loans classified as TDRs in the first nine months of 2019 or 2018. No provision for loan losses related to TDRs was recorded in the three months ended September 30, 2019. A credit provision for loan losses of $25,000 related to TDRs was recorded in the three months ended September 30, 2018. A credit provision for loan losses of $1,000 and $116,000 related to TDRs was recorded in the nine months ended September 30, 2019 and 2018, respectively. The Company allocated $9,000 and $10,000 of the allowance for loan losses against loans classified as TDRs at September 30, 2019 and December 31, 2018, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)	As of September 30, 2019			As of December 31, 2018
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$172	2	$-	$181
Construction and land	4	513	636	4	523	860
Commercial real estate	1	-	2,023	2	-	2,121
Commercial	1	-	28	1	36	-
Agriculture	4	-	255	4	23	235
Municipal	1	-	58	1	-	58
Total troubled debt restructurings	13	$513	$3,172	14	$582	$3,455

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2018 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first nine months of 2019 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of September 30, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,669)	$349
Lease intangible asset	350	(267)	83
Mortgage servicing rights	6,783	(4,381)	2,402
Total other intangible assets	$9,151	$(6,317)	$2,834

(Dollars in thousands)	As of December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,588)	$479
Lease intangible asset	350	(233)	117
Mortgage servicing rights	6,545	(4,050)	2,495
Total other intangible assets	$8,962	$(5,871)	$3,091

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2019 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2019	$50
2020	177
2021	121
2022	58
2023	26
Total	$432

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	September 30, 2019	December 31, 2018
FHLMC	$512,167	$521,489
FHLB	28,878	10,603
Total	$541,045	$532,092

Custodial escrow balances maintained in connection with serviced loans were $8.3 million and $4.5 million at September 30, 2019 and December 31, 2018, respectively. Gross service fee income related to such loans was $344,000 and $337,000 for the three months ended September 30, 2019 and 2018, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $1.0 million for the nine months ended September 30, 2019 and 2018.

Activity for mortgage servicing rights and the related valuation allowance was as follows:

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Mortgage servicing rights:
Balance at beginning of period	$2,372	$2,639	$2,495	$2,811
Additions	308	150	630	409
Amortization	(278)	(214)	(723)	(645)
Balance at end of period	$2,402	$2,575	$2,402	$2,575

The fair value of mortgage servicing rights was $4.9 million and $6.2 million at September 30, 2019 and December 31, 2018, respectively. Fair value at September 30, 2019 was determined using discount rates ranging from 9.00% to 11.00%; prepayment speeds ranging from 6.00% to 24.13%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.40%. Fair value at December 31, 2018 was determined using discount rates ranging from 9.00% to 11.00%, prepayment speeds ranging from 6.00% to 22.40%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.37%.

The Company had a mortgage repurchase reserve of $235,000 at both September 30, 2019 and December 31, 2018, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first nine months of 2019 and 2018. As of September 30, 2019, the Company did not have any outstanding mortgage repurchase requests.

5. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2019	2018	2019	2018
Net earnings (1)	$2,613	$3,020	$7,394	$7,964

Weighted average common shares outstanding - basic (1)	4,374,344	4,365,917	4,372,867	4,342,896
Assumed exercise of stock options (1)	14,924	17,846	14,503	17,140
Weighted average common shares outstanding - diluted (1)	4,389,268	4,383,763	4,387,370	4,360,036
Net earnings per share (1):
Basic	$0.60	$0.69	$1.69	$1.83
Diluted	$0.60	$0.69	$1.69	$1.83

(1)	Share and per share values for the periods ended September 30, 2018 have been adjusted to give effect to the 5% stock dividend paid during December 2018.

The diluted earnings per share computations for the three months ended September 30, 2019 and 2018 excluded 95,264 and 30,859, respectively, of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The diluted earnings per share computations for the nine months ended September 30, 2019 and 2018 excluded 95,264 and 30,859, respectively, of unexercised stock options because their inclusion would have been anti-dilutive during such periods.

6.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet. The following is a summary of the balances of and collateral for the Company’s repurchase agreements:

	As of September 30, 2019
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$649	$-	$-	$-	$649
U.S. federal agency obligations	1,895	-	-	-	1,895
Agency mortgage-backed securities	13,735	-	-	-	13,735
Total	$16,279	$-	$-	$-	$16,279

	As of December 31, 2018
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$416	$-	$-	$-	$416
U.S. federal agency obligations	5,626	-	-	-	5,626
Agency mortgage-backed securities	9,204	-	-	-	9,204
Total	$15,246	$-	$-	$-	$15,246

Repurchase agreements are comprised of non-insured customer funds, totaling $16.3 million at September 30, 2019, and $15.2 million at December 31, 2018, which were secured by $19.7 million and $18.6 million of the Company’s investment portfolio at the same dates, respectively.

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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2019	2018	2019	2018
Non-interest income:
Service charges on deposits
Overdraft fees	$979	$828	$2,633	$2,408
Other	165	113	435	386
Interchange income	532	494	1,505	1,452
Loan servicing fees (1)	344	337	1,017	1,010
Office lease income (1)	158	160	481	468
Gains on sales of loans (1)	2,081	1,476	4,943	4,105
Bank owned life insurance income (1)	159	160	478	481
Gains (losses) on sales of investment securities (1)	-	(15)	(146)	20
Gains (losses) on sales of real estate owned	(2)	(42)	2	(41)
Other	139	1,056	451	1,932
Total non-interest income	$4,555	$4,567	$11,799	$12,221

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized, and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first nine months of 2019 or 2018.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2019 and December 31, 2018, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of September 30, 2019
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$21,736	$21,736	$-	$-	$21,736
Investment securities available-for-sale	369,317	2,314	367,003	-	369,317
Bank stocks, at cost	3,231	n/a	n/a	n/a	n/a
Loans, net	520,133	-	-	526,049	526,049
Loans held for sale, net	15,049	-	15,049	-	15,049
Accrued interest receivable	4,958	11	1,977	2,970	4,958
Derivative financial instruments	858	-	858	-	858

Financial liabilities:
Non-maturity deposits	$(636,328)	$(636,328)	$-	$-	$(636,328)
Time deposits	(197,426)	-	(196,600)	-	(196,600)
FHLB borrowings	(17,200)	-	(17,200)	-	(17,200)
Subordinated debentures	(21,651)	-	(19,563)	-	(19,563)
Other borrowings	(16,279)	-	(16,279)	-	(16,279)
Accrued interest payable	(572)	-	(572)	-	(572)
Derivative financial instruments	(20)	-	(20)	-	(20)

	As of December 31, 2018
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,114	$19,114	$-	$-	$19,114
Investment securities available-for-sale	388,345	1,971	386,374	-	388,345
Bank stocks, at cost	4,776	n/a	n/a	n/a	n/a
Loans, net	489,373	-	-	494,473	494,473
Loans held for sale	4,743	-	4,743	-	4,743
Accrued interest receivable	4,631	-	2,194	2,437	4,631
Derivative financial instruments	522	-	522	-	522

Financial liabilities:
Non-maturity deposits	(656,628)	(656,628)	-	-	(656,628)
Time deposits	(167,020)	-	(164,994)	-	(164,994)
FHLB borrowings	(20,000)	-	(20,000)	-	(20,000)
Subordinated debentures	(21,651)	-	(19,678)	-	(19,678)
Other borrowings	(15,246)	-	(15,246)	-	(15,246)
Accrued interest payable	(442)	-	(442)	-	(442)
Derivative financial instruments	(25)	-	(25)	-	(25)

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2019 or during the year ended December 31, 2018.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of September 30, 2019
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,314	$2,314	$-	$-
U. S. federal agency obligations	4,113	-	4,113	-
Municipal obligations, tax exempt	152,678	-	152,678	-
Municipal obligations, taxable	49,097	-	49,097	-
Agency mortgage-backed securities	157,772	-	157,772	-
Certificates of deposit	3,343	-	3,343	-
Loans held for sale	15,049	-	15,049	-
Derivative financial instruments	858	-	858	-
Liabililty:
Derivative financial instruments	(20)	-	(20)	-

		As of December 31, 2018
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$1,971	$1,971	$-	$-
U. S. federal agency obligations	10,361	-	10,361	-
Municipal obligations, tax exempt	159,112	-	159,112	-
Municipal obligations, taxable	53,035	-	53,035	-
Agency mortgage-backed securities	156,076	-	156,076	-
Certificates of deposit	7,790	-	7,790	-
Loans held for sale	4,743	-	4,743	-
Derivative financial instruments	522	-	522	-
Liabilities:
Derivative financial instruments	(25)	-	(25)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
(Dollars in thousands)	September 30, 2019	December 31, 2018
Aggregate fair value	$15,049	$4,743
Contractual balance	14,906	4,687
Gain	$143	$56

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest income	$139	$100	$309	$246
Change in fair value	(115)	(185)	87	(20)
Total change in fair value	$24	$(85)	$396	$226

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $9.1 million and $8.7 million, with an allocated allowance of $663,000 and $310,000, at September 30, 2019 and December 31, 2018, respectively.

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

The following tables represent the Company’s financial instruments that are measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of September 30, 2019			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$54	$-	$-	$54	$(222)
Construction and land	185	-	-	185	(6)
Commercial real estate	91	-	-	91	(112)
Commercial	691	-	-	691	(164)
Real estate owned:
One-to-four family residential real estate	14	-	-	14	(6)

		As of December 31, 2018			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$110	$-	$-	$110	$(29)
Construction and land	322	-	-	322	(103)
Commercial real estate	1,725	-	-	1,725	377
Commercial	55	-	-	55	(51)
Agriculture	175	-	-	175	11

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2019
Impaired loans:
One-to-four family residential real estate	$54	Sales comparison	Adjustment to appraised value	0%-25%
Construction and land	185	Sales comparison	Adjustment to appraised value	25%
Commercial real estate	91	Sales comparison	Adjustment to appraised value	20%
Commercial	691	Sales comparison	Adjustment to comparable sales	0%-75%
Real estate owned:
One-to-four family residential real estate	14	Sales comparison	Adjustment to appraised value	15%

As of December 31, 2018
Impaired loans:
One-to-four family residential real estate	$110	Sales comparison	Adjustment to appraised value	0%-20%
Construction and land	322	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	1,725	Sales comparison	Adjustment to appraised value	0%
Commercial	55	Sales comparison	Adjustment to comparable sales	0%-15%
Agriculture	175	Sales comparison	Adjustment to appraised value	0%

9.	Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2019, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of September 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2019 and December 31, 2018:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of September 30, 2019
Leverage	$104,358	10.63%	$39,263	4.0%
Common Equity Tier 1 Capital	83,358	12.92%	45,158	7.0%
Tier 1 Capital	104,358	16.18%	54,835	8.5%
Total Risk Based Capital	110,777	17.17%	67,737	10.5%

As of December 31, 2018
Leverage	$99,150	10.34%	$38,373	4.0%
Common Equity Tier 1 Capital	78,150	13.12%	37,982	6.4%
Tier 1 Capital	99,150	16.64%	46,919	7.9%
Total Risk Based Capital	105,055	17.63%	58,835	9.9%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5% for September 30, 2019 and 1.875% for December 31, 2018

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2019 and December 31, 2018:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of September 30, 2019
Leverage	$101,965	10.42%	$39,141	4.0%	$48,927	5.0%
Common Equity Tier 1 Capital	101,965	15.83%	45,089	7.0%	41,869	6.5%
Tier 1 Capital	101,965	15.83%	54,751	8.5%	51,531	8.0%
Total Risk Based Capital	108,384	16.83%	67,634	10.5%	64,413	10.0%

As of December 31, 2018
Leverage	$97,112	10.15%	$38,254	4.0%	$47,818	5.0%
Common Equity Tier 1 Capital	97,112	16.33%	37,922	6.4%	38,665	6.5%
Tier 1 Capital	97,112	16.33%	46,844	7.9%	47,588	8.0%
Total Risk Based Capital	103,017	17.32%	58,741	9.9%	59,485	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5% for September 30, 2019 and 1.875% for December 31, 2018.

10.	Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount, and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public entities, the amendments of the update are effective beginning January 1, 2020. In October 2019, the FASB approved a change in the effective dates for CECL which would delay the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. Because the Company is a smaller reporting company, the proposed delay is applicable to the Company, and the Company plans to delay the implementation of CECL until January 1, 2023. Management has initiated an implementation committee that has implemented a process to collect the data and is developing a system for the new standard. Initial calculations estimate the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time. Management will utilize the delay to continue to refine and back test the CECL calculation.

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

Landmark Risk Management, Inc., which was formed and began operations in 2017, is a Nevada-based captive insurance company which provides supplemental property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Landmark Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. As of May 31, 2019, Landmark Risk Management, Inc. exited the pool resources relationship of which it was previously a member, and its management is evaluating other alternatives. Landmark Risk Management, Inc. is not currently providing insurance coverage to the Company or the Bank.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty- nine additional branch offices in central, eastern, southeast and southwest Kansas, and our ownership of Landmark Risk Management, Inc. In May 2019, we opened a loan production office in Prairie Village, Kansas. We converted the loan production office to a branch office during the third quarter of 2019.

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

Summary of Results. During the third quarter of 2019, we recorded net earnings of $2.6 million, which was a decrease of $407,000, or 13.5%, from the $3.0 million of net earnings in the third quarter of 2018. During the first nine months of 2019, we recorded net earnings of $7.4 million, which was a decrease of $570,000, or 7.2%, from the $8.0 million of net earnings in the first nine months of 2018.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings:
Net earnings	$2,613	$3,020	$7,394	$7,964
Basic earnings per share (1)	$0.60	$0.69	$1.69	$1.83
Diluted earnings per share (1)	$0.60	$0.69	$1.69	$1.83
Earnings ratios:
Return on average assets (2)	1.03%	1.24%	1.00%	1.12%
Return on average equity (2)	9.90%	13.73%	10.02%	12.39%
Equity to total assets	10.51%	9.32%	10.51%	9.32%
Net interest margin (2)	3.44%	3.42%	3.43%	3.36%
Dividend payout ratio	33.33%	27.40%	47.34%	31.25%

(1)	Per share values for the periods ended September 30, 2018 have been adjusted to give effect to the 5% stock dividend paid during December 2018.

(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.

Interest Income. Interest income of $9.4 million for the quarter ended September 30, 2019 increased $799,000, or 9.2%, as compared to the same period of 2018. Interest income on loans increased $776,000, or 12.3%, to $7.1 million for the quarter ended September 30, 2019, compared to the same period of 2018 due primarily to an increase in our average loan balances, which increased from $474.8 million in the third quarter of 2018 to $529.6 million in the third quarter of 2019. Interest income on investment securities increased $23,000, or 1.0%, to $2.3 million for the third quarter of 2019, as compared to the same period of 2018. The increase in interest income on investment securities was primarily the result of higher yields on investments, which increased from 2.60% in the third quarter of 2018 to 2.68% in the third quarter of 2019, which was partially offset by lower average balances.

Interest income of $27.6 million for the nine months ended September 30, 2019 increased $3.3 million, or 13.5%, as compared to the same period of 2018. Interest income on loans increased $3.0 million, or 17.2%, to $20.4 million for the nine months ended September 30, 2019, compared to the same period of 2018 due primarily to an increase in our average loan balances, which increased from $455.2 million during the first nine months of 2018 to $511.3 million during the first nine months of 2019. Also contributing to the increase in interest income were higher yields on loans, which increased from 5.14% in the first nine months of 2018 to 5.35% in the first nine months of 2019. Interest income on investment securities increased $299,000, or 4.3%, to $7.2 million for the first nine months of 2019, as compared to $6.9 million in the same period of 2018. The increase in interest income on investment securities was primarily the result of higher yields on investments, which increased from 2.58% in the first nine months of 2018 to 2.72% in the first nine months of 2019, which was partially offset by lower average balances.

Interest Expense. Interest expense during the quarter ended September 30, 2019 increased $320,000, or 21.8%, to $1.8 million as compared to the same period of 2018. Interest expense on interest-bearing deposits increased $600,000, or 72.0%, to $1.4 million for the quarter ended September 30, 2019 as compared to the same period of 2018. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $605.2 million in the third quarter of 2018 to $652.4 million in the third quarter of 2019. The average rate of interest-bearing deposits increased 0.32% to 0.87% for the third quarter of 2019 as compared to 0.55% in the same period of 2018. Our deposit growth primarily consisted of brokered certificates of deposit which have higher rates than our typical retail and commercial deposits. The brokered certificates of deposits were utilitzed to fund loan growth at lower rates than our borrowings. For the third quarter of 2019, interest expense on borrowings decreased $280,000, or 44.2%, to $353,000 as compared to the same period of 2018, due primarily to a decrease in our average outstanding borrowings, which decreased from $88.8 million in the third quarter of 2018 to $52.3 million in the same period of 2019. Also contributing to the decline in interest expense were lower average rates on our borrowings, which decreased to 2.68% for the third quarter of 2019 compared to 2.83% for the same period of 2018.

Interest expense during the nine months ended September 30, 2019 increased $1.6 million, or 42.1%, to $5.3 million as compared to the same period of 2018. Interest expense on interest-bearing deposits increased $2.1 million, or 106.7%, to $4.1 million for the nine months ended September 30, 2019 as compared to the same period of 2018. The increase in interest expense on interest-bearing deposits was the result of deposits repricing higher and an increase in average interest-bearing deposit balances, which increased from $601.7 million in the first nine months of 2018 to $647.9 million in the same period of 2019. The average rate of interest-bearing deposits increased 0.41% to 0.86% for the first nine months of 2019 as compared to 0.45% in the same period of 2018. For the first nine months of 2019, interest expense on borrowings decreased $573,000, or 33.4%, to $1.1 million as compared to the same period of 2018, due to a decrease in our average outstanding borrowings, which decreased from $82.7 million in the first nine months of 2018 to $53.6 million in the first nine months of 2019. Partially offsetting the lower average outstanding borrowings were higher average rates on our borrowings, which increased to 2.85% for the first nine months of 2019 compared to 2.77% for the same period of 2018.

Net Interest Income. Net interest income increased $479,000, or 6.7%, to $7.7 million for the third quarter of 2019 compared to the same period of 2018. The increase in net interest income was primarily a result of an increase of 5.0% in average interest-earning assets, from $867.5 million in the third quarter of 2018 to $911.1 million for the same period of 2019. Our net interest margin, on a tax-equivalent basis, increased from 3.42% during the third quarter of 2018 to 3.44% in the same period of 2019.

Net interest income increased $1.7 million, or 8.4%, to $22.3 million for the first nine months of 2019 compared to the same period of 2018. The increase was primarily a result of a 5.4% increase in average interest-earning assets, from $852.5 million in the first nine months of 2018 to $898.5 million in the first nine months of 2019. Net interest margin, on a tax-equivalent basis, increased from 3.36% in the first nine months of 2018 to 3.43% in the same period of 2019.

Our net interest income and net interest margin have increased primarily as a result of higher average outstanding loan balances. We may not be able to continue to increase our net interest income and net interest margin if loan growth slows or if a decline in interest rates causes the yields on our loans and investment securities to decline faster than the rates on our interest-bearing deposits and borrowings. An increase in interest rates may not result in higher net interest income and net interest margin if we are unable to reprice our loans faster than our cost of interest-bearing deposits and borrowings increase. See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on volumes of assets and liabilities, asset yields, liability rates and net interest margin.

Provision for Loan Losses. We maintain, and our Board of Directors monitors, an allowance for losses on loans. The allowance is established based upon management’s periodic evaluation of known and inherent risks in the loan portfolio, review of significant individual loans and collateral, review of delinquent loans, past loss experience, adverse situations that may affect the borrowers’ ability to repay, current and expected market conditions, and other factors management deems important. Determining the appropriate level of reserves involves a high degree of management judgment and is based upon historical and projected losses in the loan portfolio and the collateral value or discounted cash flows of specifically identified impaired loans. Additionally, allowance policies are subject to periodic review and revision in response to a number of factors, including current market conditions, actual loss experience, management’s expectations and review by our regulators.

During the third quarter of 2019, we recorded a provision for loan losses of $400,000 compared to $450,000 in the third quarter of 2018. We recorded net loan charge-offs of $387,000 during the third quarter of 2019 compared to net loan charge-offs of $396,000 during the third quarter of 2018.

During the first nine months of 2019, we recorded a provision for loan losses of $1.0 million compared to $900,000 during the same period of 2018. We recorded net loan charge-offs of $486,000 during the nine months ended September 30, 2019 compared to $470,000 during the same period of 2018.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $4.6 million in the third quarter of 2019, a decrease of $12,000, or 0.3%, from the same period in 2018, primarily as a result of a decrease of $876,000 in other non-interest income between the periods. Results for the third quarter of 2018 included $888,000 of recoveries on a deposit-related loss that occurred in the third quarter of 2017, which were included in other non-interest income. Partially offsetting that decline was an increase of $605,000 in gains on sales of loans, driven by higher volumes of one-to-four family residential real estate loans originated, and an increase of $245,000 in fees and service charges, due to higher fee income on deposit accounts.

Total non-interest income was $11.8 million in the first nine months of 2019, a decrease of $422,000, or 3.5%, from the first nine months of 2018, including a decline of $1.4 million in other non-interest income, primarily due to the 2018 period’s $1.4 million in recoveries on the deposit-related loss. The first nine months of 2019 included losses on sales of investment securities totaling $146,000 compared to gains on sales of investments totaling $20,000 in the first nine months of 2018. Partially offsetting those declines were increases of $838,000 in gains on sales of loans and $301,000 in fees and service charges.

Non-interest Expense. Non-interest expense totaled $8.6 million for the third quarter of 2019, an increase of $906,000, or 11.7%, from $7.7 million for the third quarter of 2018. The increase was primarily due to increases of $434,000 in compensation and benefits as a result of the addition of bank employees and increased compensation costs. Also contributing to the increase were increases of $336,000 in other non-interest expense, $99,000 in occupancy and equipment and $60,000 in professional fees in the third quarter of 2019 as compared to the third quarter of 2018. Partially offsetting the increases was a decrease in federal deposit insurance premiums of $139,000 due to the receipt of small bank assessment credits. The small bank assessment credits will offset our premiums for the rest of 2019 as long as the Deposit Insurance Fund continues to exceed 1.35%.

Non-interest expense totaled $24.3 million for the first nine months of 2019, an increase of $1.6 million, or 7.0%, from $22.7 million for the first nine months of 2018. The increase was primarily due to increases of $1.1 million in compensation and benefits as a result of the addition of bank employees and increased compensation costs. Also contributing to the increase were increases of $231,000 in other non-interest expenses, $111,000 in occupancy and equipment, $98,000 in data processing, $93,000 in foreclosure and real estate owned expense and $81,000 in professional fees in the first nine months of 2019 as compared to the first nine months of 2018. Partially offsetting the increases was a decrease in federal deposit insurance premiums of $146,000 due to receipt of small bank assessment credits.

Income Tax Expense. During the third quarter of 2019, we recorded income tax expense of $583,000, compared to $565,000 during the same period of 2018. Our effective tax rate increased from 15.8% in the third quarter of 2018 to 18.2% in the third quarter of 2019. The increase in our effective tax rate was primarily due to a decrease in tax-exempt income as a proportion of earnings before income taxes.

We recorded income tax expense of $1.4 million for the first nine months of 2019 compared to $1.2 million in the same period of 2018. Our effective tax rate increased from 13.6% in the first nine months of 2018 to 16.2% in the first nine months of 2019 primarily as a result of the recognition of $139,000 of excess tax benefits from the exercise of stock options during the first nine months of 2018.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $22.9 million, or 2.3%, to $1.0 billion at September 30, 2019, compared to $985.8 million at December 31, 2018. Net loans increased $30.8 million, or 6.3%, to $520.1 million at September 30, 2019, compared to $489.4 million at year-end 2018. Investment securities decreased $20.6 million, or 5.2%, to $372.5 million at September 30, 2019, from $393.1 million at December 31, 2018.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At September 30, 2019, our allowance for loan losses totaled $6.3 million, or 1.19% of gross loans outstanding, compared to $5.8 million, or 1.16% of gross loans outstanding, at December 31, 2018.

As of September 30, 2019 and December 31, 2018, approximately $24.0 million and $31.8 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for loan losses was sufficient to cover the risks and probable incurred losses related to such loans at September 30, 2019 and December 31, 2018, respectively.

Loans past due 30-89 days and still accruing interest totaled $2.1 million, or 0.40% of gross loans, at September 30, 2019, compared to $1.7 million, or 0.34% of gross loans, at December 31, 2018. At September 30, 2019, $5.9 million in loans were on non-accrual status, or 1.13% of gross loans, compared to $5.2 million, or 1.06% of gross loans, at December 31, 2018. Non-accrual loans typically consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at September 30, 2019 or December 31, 2018. Our impaired loans totaled $9.1 million at September 30, 2019 compared to $8.7 million at December 31, 2018. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2019 and December 31, 2018 was related to TDRs that were accruing interest but still classified as impaired.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on agriculture, commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At September 30, 2019, we had $473,000 of real estate owned compared to $35,000 at December 31, 2018. As of September 30, 2019, real estate owned consisted of residential real estate and agriculture land. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $10.2 million in total deposits during the first nine months of 2019, to $833.8 million at September 30, 2019, from $823.6 million at December 31, 2018. The increase in deposits was primarily due to increased balances of non-interest bearing, savings and time deposit accounts. This increase was partially offset by lower balances of money market and checking deposit accounts.

Non-interest-bearing deposits at September 30, 2019, were $184.8 million, or 22.1% of deposits, compared to $168.3 million, or 20.4% of deposits, at December 31, 2018. Money market and checking deposit accounts were 42.3% of our deposit portfolio and totaled $352.7 million at September 30, 2019, compared to $393.5 million, or 47.8% of deposits, at December 31, 2018. Savings accounts increased to $98.9 million, or 11.9% of deposits, at September 30, 2019, from $94.9 million, or 11.5% of deposits, at December 31, 2018. Certificates of deposit totaled $197.4 million, or 23.7% of deposits, at September 30, 2019, compared to $167.0 million, or 20.3% of deposits, at December 31, 2018.

Certificates of deposit at September 30, 2019, scheduled to mature in one year or less, totaled $171.8 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $1.8 million to $55.1 million at September 30, 2019, from $56.9 million at December 31, 2018. The decrease in total borrowings was primarily due to a decrease in our FHLB borrowings from $20.0 million at December 31, 2018 to $17.2 million at September 30, 2019.

Cash Flows. During the nine months ended September 30, 2019, our cash and cash equivalents increased by $2.6 million. Our operating activities used cash of $1.0 million during the first nine months of 2019 primarily as a result of the origination of loans held for sale. Our investing activities used net cash of $2.1 million during the first nine months of 2019, primarily as a result of an increase in our loan balances. Financing activities provided net cash of $5.7 million during the first nine months of 2019, primarily as a result of increased deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $391.1 million at September 30, 2019 and $407.5 million at December 31, 2018. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At September 30, 2019, we had $17.2 million of borrowings against our line of credit with the FHLB. At September 30, 2019, we had collateral pledged to the FHLB that would allow us to borrow an additional $95.0 million, subject to FHLB credit requirements and policies. At September 30, 2019, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $17.9 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at September 30, 2019. At September 30, 2019, we had subordinated debentures totaling $21.7 million and other borrowings of $16.3 million, which consisted of $16.3 million in repurchase agreements. The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2020, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, with which the Company was in compliance at September 30, 2019.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.8 million at September 30, 2019.

At September 30, 2019, we had outstanding loan commitments, excluding standby letters of credit, of $114.9 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was 1.875% for 2018, and increased to its final level of 2.5% on January 1, 2019. As of September 30, 2019 and December 31, 2018, the Bank’s capital ratios were in excess of the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of September 30, 2019, the Company and the Bank met all capital adequacy requirements to which we were subject.

Dividends. During the quarter ended September 30, 2019, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2019. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of September 30, 2019, approximately $12.6 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
(Dollars in thousands)	September 30, 2019			September 30, 2018
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$304	$4	5.22%	$578	$7	4.80%
Investment securities (1)	381,217	2,570	2.68%	392,141	2,566	2.60%
Loans receivable, net (2)	529,552	7,103	5.32%	474,801	6,361	5.32%
Total interest-earning assets	911,073	9,677	4.21%	867,520	8,934	4.09%
Non-interest-earning assets	92,886			95,910
Total	$1,003,959			$963,430

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$362,500	$630	0.69%	$368,360	$489	0.53%
Savings accounts	98,802	9	0.04%	95,579	7	0.03%
Time deposit	191,063	794	1.65%	141,285	337	0.95%
Total deposits	652,365	1,433	0.87%	605,224	833	0.55%
FHLB advances and other borrowings	52,264	353	2.68%	88,846	633	2.83%
Total interest-bearing liabilities	704,629	1,786	1.01%	694,070	1,466	0.84%
Non-interest-bearing liabilities	194,655			182,073
Stockholders’ equity	104,675			87,287
Total	$1,003,959			$963,430

Interest rate spread (3)			3.20%			3.25%
Net interest margin (4)		$7,891	3.44%		$7,468	3.42%
Tax-equivalent interest - imputed		232			288
Net interest income		$7,659			$7,180

Ratio of average interest-earning assets to average interest-bearing liabilities			129.3%			125.0%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
(Dollars in thousands)	September 30, 2019			September 30, 2018
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$814	$23	3.78%	$874	$16	2.45%
Investment securities (1)	386,416	7,850	2.72%	396,381	7,642	2.58%
Loans receivable, net (2)	511,312	20,456	5.35%	455,242	17,500	5.14%
Total interest-earning assets	898,542	28,329	4.22%	852,497	25,158	3.95%
Non-interest-earning assets	93,011			94,920
Total	$991,553			$947,417

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$373,608	$2,024	0.72%	$375,636	$1,293	0.46%
Savings accounts	97,590	26	0.04%	95,664	21	0.03%
Time deposit	176,655	2,094	1.58%	130,421	691	0.71%
Total deposits	647,853	4,144	0.86%	601,721	2,005	0.45%
FHLB advances and other borrowings	53,567	1,142	2.85%	82,671	1,715	2.77%
Total interest-bearing liabilities	701,420	5,286	1.01%	684,392	3,720	0.73%
Non-interest-bearing liabilities	191,465			177,082
Stockholders’ equity	98,668			85,943
Total	$991,553			$947,417

Interest rate spread (3)			3.21%			3.22%
Net interest margin (4)		$23,043	3.43%		$21,438	3.36%
Tax-equivalent interest - imputed		707			828
Net interest income		$22,336			$20,610

Ratio of average interest-earning assets to average interest-bearing liabilities			128.1%			124.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

(Dollars in thousands)	Three months ended September 30,			Nine months ended September 30,
	2019 vs 2018			2019 vs 2018
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at banks	$(4)	$1	$(3)	$(1)	$8	$7
Investment securities	(48)	53	5	(179)	387	208
Loans	742	-	742	2,220	736	2,956
Total	690	54	744	2,040	1,131	3,171
Interest expense:
Deposits	71	529	600	166	1,973	2,139
Borrowings	(248)	(32)	(280)	(624)	51	(573)
Total	(177)	497	320	(458)	2,024	1,566
Net interest income	$867	$(443)	$424	$2,498	$(893)	$1,605

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2019, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(1,450)	(4.7)%
100 basis point rising	$(720)	(2.3)%
100 basis point falling	$683	2.2%
200 basis point falling	$1,236	4.0%

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1	Change in Terms Agreement dated November 1, 2019, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2019 and September 30, 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018; (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and September 30, 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 8, 2019	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

