Form 10-K
period 2019-12-31
LANDMARK BANCORP INC
filed 2020-03-12
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to ___________

Commission File Number 0-33203

LANDMARK BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	43-1930755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Poyntz Avenue, Manhattan, Kansas	66502
(Address of principal executive offices)	(Zip Code)

(785) 565-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	LARK	Nasdaq Global Market

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $75.8 million. On March 11, 2020, the total number of shares of common stock outstanding was 4,517,802.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2019 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a financial holding company which was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists of the ownership of Landmark National Bank (the “Bank”) and Landmark Risk Management, Inc., which are wholly-owned subsidiaries of the Company. As of December 31, 2019, the Company had $998.5 million in consolidated total assets.

The Company is headquartered in Manhattan, Kansas, and has expanded its geographic presence through opening new branches and past acquisitions. In May 2019, the Bank opened a loan production office in Prairie Village, Kansas. During the third quarter of 2019, the loan production office was converted into a branch office. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

The Bank has continued to focus on increasing its originations of commercial, commercial real estate and agricultural loans, which management believes will be more profitable and provide more growth for the Bank than traditional one-to-four family residential real estate lending. Additionally, greater emphasis has been placed on diversification of the deposit mix through the expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets as a result of its acquisitions and branching opportunities. The Company’s main office is in Manhattan, Kansas. The Company has 30 branch offices in 24 communities across the state of Kansas.

Landmark Risk Management, Inc., which was formed and began operations in 2017, is a Nevada-based captive insurance company. Landmark Risk Management, Inc. is not currently providing insurance coverage to the Company or the Bank. As of May 31, 2019, Landmark Risk Management, Inc. exited the pool resources relationship of which it was previously a member and is currently dormant. Management is evaluating other alternatives.

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

The central region of the Bank’s market area consists of the Bank’s locations in Auburn, Junction City, Manhattan, Osage City, Topeka and Wamego, Kansas and includes the counties of Riley, Geary, Osage, Pottawatomie and Shawnee. The economies are significantly impacted by employment at Fort Riley Military Base in Junction City and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Topeka is the capital of Kansas and strongly influenced by the government of the State of Kansas. Topeka and Manhattan are regional destinations for retail shopping as well as home to regional hospitals. Manhattan was also selected as the site of a new National Bio and Agro-Defense Facility, which has had a significant impact on the regional economy as the facility is being constructed, and that impact is expected to continue once the facility begins operations. Construction of the facility began in 2013, and the facility is expected to be fully operational in December 2022. Additionally, manufacturing and service industries play a key role within the central Kansas market.

The Bank’s eastern Kansas branches are located in the communities of Lawrence, Lenexa, Louisburg, Osawatomie, Overland Park, Paola, Prairie Village and Wellsville, Kansas. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas. The eastern region is strongly influenced by the Kansas City metropolitan market, which is the highest growth area in the State of Kansas. The region is influenced by public and private industries and businesses of all sizes. In addition, housing growth and commercial real estate are major drivers of the region’s economy. During 2018 and 2019, the Bank has added commercial lenders in this market and opened a new branch in Prairie Village. These additions have significantly contributed to the Bank’s growth in loans and deposits.

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

Competition

The Company faces strong competition both in attracting deposits and making real estate, commercial and other loans. Its most direct competition for deposits and loans comes from large national and regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, financial technology (fintech) companies and other non-bank financial service providers located in its principal market areas, including many larger financial institutions which have greater financial and marketing resources available to them. The ability of the Company to attract and retain deposits generally depends on its ability to provide a rate of return, service levels, liquidity and risk comparable to or better than those offered by competing investment opportunities. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Employees

At December 31, 2019, the Bank had a total of 289 employees (283 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

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

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are typically priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of seven years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. While the Bank retains some of the new loan originations, most of the new loans continue to be sold.

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

The Bank is focusing on the generation of commercial, commercial real estate and agriculture loans to grow and diversify the loan portfolio. During 2019, the Bank was able to generate loan growth across the geographic markets that it serves. However, low commodity prices have negatively impacted collateral values and cash flows for agriculture loans, which have caused the Bank to increase underwriting requirements for these loans.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, reserve requirements, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically significant financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. However, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish strengthened capital standards for banks and bank holding companies, require more capital to be held in the form of common stock and disallow certain funds from being included in capital determinations. These standards represent regulatory capital requirements that are meaningfully more stringent than those in place previously.

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

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of enforceable regulations by each of the regulatory agencies. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion, which at this juncture does not include us) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.

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

The Basel III Rule requires minimum capital ratios as follows:

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

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the Federal Reserve for the Company and the OCC for the Bank, in order to be well-capitalized, we must maintain:

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

As of December 31, 2019 the Bank was not subject to a directive from the OCC to increase its capital and the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2019, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.

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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. We may elect the CBLR framework at any time but have not currently determined to do so.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We elected to operate as a financial holding company in May, 2017. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, that company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, that company will not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Capital Requirements. We file consolidated capital reports with the Federal Reserve under the Basel III Rule. For a discussion of capital requirements, see “—the “Role of Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Federal Securities Regulation. Our common stock will be registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as a result of the offering. Consequently, we will be subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to FDIC-insured institutions when the reserve ratio exceeds certain thresholds. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum reserve ratio of 1.35%. As a result, the FDIC is providing assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The share of the aggregate small bank credits allocated to each insured institution is proportional to its credit base, defined as the average of its regular assessment base during the credit calculation period. The FDIC is currently applying the credits for quarterly assessment periods beginning July 1, 2019, and, as long as the reserve ratio is at least 1.35%, the FDIC will remit the full nominal value of any remaining credits in a lump-sum payment.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2019, the Bank paid supervisory assessments to the OCC totaling $222,000.

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

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2019. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The OCC identified key risk themes for 2020 as: (i) elevated operational risk as banks adapt to an evolving technology environment and persistent cybersecurity risks; (ii) the need for banks to prepare for a cyclical change in credit risk while credit performance is strong; (iii) elevated interest rate risk due to lower rates continuing to compress net interest margins; and (iv) strategic risks from non-depository financial institutions, use of innovative and evolving technology, and progressive data analysis capabilities. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures, for the protection of personal and confidential information, are in effect across all business lines and geographic locations.

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

Transaction Account Reserves. Federal Reserve regulations require FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the first $16.9 million of otherwise reservable balances are exempt from reserves and have a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement is 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement is 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Based on the Bank’s loan portfolio as of December 31, 2019, we do not exceed the 300% guideline for commercial real estate loans.

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

Company Web site

The Company maintains a corporate website at www.landmarkbancorpinc.com. In addition, the Company has an investor relations link at the Bank’s corporate website at www.banklandmark.com. Many of the Company’s policies, including its code of business conduct and ethics, committee charters and other investor information, are available on its website. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, proxy statements, and annual reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Copies of the Company’s filings with the SEC are also available from the SEC’s website (http://www.sec.gov) free of charge. The Company will also provide copies of its filings free of charge upon written request to our Corporate Secretary at Landmark Bancorp, Inc., 701 Poyntz Avenue, Manhattan, Kansas 66502.

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2019.

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

	Years ended December 31,
	2019 vs 2018			2018 vs 2017
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$2	$6	$8	$(60)	$42	$(18)
Investment securities
Taxable	105	384	489	58	573	631
Tax-exempt (1)	(482)	70	(412)	(121)	(789)	(910)
Loans (2)	2,897	849	3,746	1,691	1,105	2,796
Total	2,522	1,309	3,831	1,568	931	2,499
Interest expense:
Deposits	231	2,054	2,285	50	1,437	1,487
Borrowings	(868)	(25)	(893)	207	86	293
Total	(637)	2,029	1,392	257	1,523	1,780
Net interest income	$3,159	$(720)	$2,439	$1,311	$(592)	$719

(1)	The change in tax-exempt income on investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2019 and 2018 and a 34% federal tax rate for 2017.

(2)	The change in tax-exempt loan income is presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2019 and 2018 and a 34% federal tax rate for 2017.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2019, 2018 and 2017. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$789	$29	3.68%	$737	$21	2.85%	$3,834	$39	1.02%
Investment securities
Taxable	226,193	5,767	2.55%	221,835	5,278	2.38%	219,100	4,647	2.12%
Tax-exempt (1)	155,567	4,559	2.93%	171,977	4,971	2.89%	175,668	5,881	3.35%
Loans receivable, net (2)	517,950	27,696	5.35%	462,939	23,950	5.17%	429,540	21,154	4.92%
Total interest-earning assets	900,499	38,051	4.23%	857,488	34,220	3.99%	828,142	31,721	3.83%
Non-interest-earning assets	93,258			95,430			92,230
Total	$993,757			$952,918			$920,372

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$371,739	$2,555	0.69%	$371,138	$1,833	0.49%	$359,661	$948	0.26%
Savings accounts	97,966	35	0.04%	95,532	28	0.03%	93,443	28	0.03%
Time deposit	177,091	2,751	1.55%	137,400	1,195	0.87%	132,816	593	0.45%
Total deposits	646,796	5,341	0.83%	604,070	3,056	0.51%	585,920	1,569	0.27%
FHLB advances and other borrowings	51,283	1,416	2.76%	82,743	2,309	2.79%	75,347	2,016	2.68%
Total interest-bearing liabilities	698,079	6,757	0.97%	686,813	5,365	0.78%	661,267	3,585	0.54%
Non-interest-bearing liabilities	194,935			179,896			171,409
Stockholders’ equity	100,743			86,209			87,696
Total	$993,757			$952,918			$920,372

Interest rate spread (3)			3.26%			3.21%			3.29%
Net interest margin (4)		$31,294	3.48%		$28,855	3.37%		$28,136	3.40%
Tax equivalent interest - imputed (1) (2)		940			1,067			2,021
Net interest income		$30,354			$27,788			$26,115

Ratio of average interest-earning assets to average interest-bearing liabilities		129.0%			124.9%			125.2%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2019 and 2018 and a 34% federal tax rate for 2017.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 21% federal tax rate for 2019 and 2018 and a 34% federal tax rate for 2017.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities issued by an individual issuer held as of December 31, 2019 were in excess of 10% of the Company’s stockholders’ equity, excluding U.S. federal agency obligations. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB. The Company’s agency mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association. The Company’s investments in certificates of deposits consist of FDIC-insured certificates of deposits with other financial institutions.

	As of December 31,
	2019	2018	2017
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$2,316	$1,971	$1,990
U.S. federal agency obligations	4,106	10,361	16,492
Municipal obligations, tax-exempt	145,862	159,112	184,738
Municipal obligations, taxable	46,779	53,035	57,976
Agency mortgage-backed securities	162,031	156,076	117,555
Certificates of deposits	1,904	7,790	9,224
Common stocks	-	-	8
Total investment securities available-for-sale, at fair value	$362,998	$388,345	$387,983

FHLB stock	1,079	2,752	3,404
Federal Reserve Bank stock	1,919	1,913	1,908
Correspondent bank common stock	111	111	111
Bank stocks, at cost	$3,109	$4,776	$5,423

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio, as of December 31, 2019. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 21% federal tax rate for 2019. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2019
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$300	2.56%	$2,016	2.01%	$-	0.00%	$-	0.00%	$2,316	2.08%
U.S. federal agency obligations	2,000	2.00%	2,106	3.00%	-	0.00%	-	0.00%	4,106	2.51%
Municipal obligations, tax-exempt	6,025	3.20%	19,221	2.54%	50,533	2.67%	70,084	3.54%	145,863	3.09%
Municipal obligations, taxable	3,481	2.64%	17,085	2.76%	19,397	3.15%	6,816	3.36%	46,779	3.00%
Agency mortgage-backed securities	172	1.96%	147,326	2.59%	14,532	2.43%	-	0.00%	162,030	2.57%
Certificates of deposits	1,169	1.90%	735	2.80%	-	0.00%	-	0.00%	1,904	2.25%
Total	$13,147	2.72%	$188,489	2.60%	$84,462	2.74%	$76,900	3.52%	$362,998	2.83%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance
One-to-four family residential real estate loans	$146,505	$136,895	$136,215	$136,846	$131,930
Construction and land loans	22,459	20,083	19,356	13,738	15,043
Commercial real estate loans	133,501	138,967	120,624	118,200	118,983
Commercial loans	109,612	74,289	54,591	54,506	61,300
Agriculture loans	98,558	96,632	83,008	78,324	71,030
Municipal loans	2,656	2,953	3,396	3,884	7,635
Consumer loans	25,101	25,428	22,046	20,271	19,895
Total gross loans	538,392	495,247	439,236	425,769	425,816
Net deferred loan costs and loans in process	255	(109)	(34)	36	29
Allowance for loan losses	(6,467)	(5,765)	(5,459)	(5,344)	(5,922)
Loans, net	$532,180	$489,373	$433,743	$420,461	$419,923

Percent of total
One-to-four family residential real estate loans	27.2%	27.6%	31.0%	32.1%	31.0%
Construction and land loans	4.2%	4.1%	4.4%	3.2%	3.5%
Commercial real estate loans	24.8%	28.1%	27.5%	27.8%	27.9%
Commercial loans	20.3%	15.0%	12.4%	12.8%	14.4%
Agriculture loans	18.3%	19.5%	18.9%	18.4%	16.7%
Municipal loans	0.5%	0.6%	0.8%	0.9%	1.8%
Consumer loans	4.7%	5.1%	5.0%	4.8%	4.7%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2019. The table does not include unscheduled prepayments.

	As of December 31, 2019
	1 year or less	1-5 years	After 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$17,366	$58,756	$70,383	$146,505
Construction and land loans	12,987	7,877	1,595	22,459
Commercial real estate loans	16,652	54,397	62,452	133,501
Commercial loans	62,853	34,712	12,047	109,612
Agriculture loans	46,053	24,781	27,724	98,558
Municipal loans	269	779	1,608	2,656
Consumer loans	3,394	7,673	14,034	25,101
Total gross loans	$159,574	$188,975	$189,843	$538,392

The following table sets forth the dollar amount of all loans that mature after one year and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2019
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$57,078	$72,061	$129,139
Construction and land loans	1,240	8,232	9,472
Commercial real estate loans	22,049	94,800	116,849
Commercial loans	25,772	20,987	46,759
Agriculture loans	19,263	33,242	52,505
Municipal loans	2,387	-	2,387
Consumer loans	3,103	18,604	21,707
Total gross loans	$130,892	$247,926	$378,818

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. Under the original terms of the Company’s non-accrual loans as of December 31, 2019, interest earned on such loans for the years ended December 31, 2019, 2018 and 2017 would have increased interest income by $230,000, $254,000 and $185,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2019, 2018 and 2017.

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Non-accrual loans	$5,546	$5,236	$6,041	$2,746	$2,168
Accruing loans over 90 days past due	-	-	-	-	-
Non-performing investments	-	-	-	-	-
Real estate owned, net	290	35	436	1,279	1,000
Non-performing assets	$5,836	$5,271	$6,477	$4,025	$3,168

Performing TDRs	$3,134	$3,455	$3,719	$3,983	$4,669

Non-performing loans to total gross loans	1.03%	1.06%	1.38%	0.64%	0.51%
Non-performing assets to total assets	0.58%	0.53%	0.70%	0.44%	0.36%
Allowance for loan losses to non-performing loans	116.61%	110.10%	90.37%	194.61%	273.15%

The increase in non-accrual loans was driven by higher levels of non-performing one-to-four family residential real estate loans, primarily related to one loan relationship, and increased levels of non-performing agriculture loans. Partially offsetting those increases was a decrease in non-performing loans related to the liquidation of collateral securing a $3.6 million loan relationship. The liquidation resulted in a charge-off of $259,000 during 2019. The decrease in non-accrual loans as of December 31, 2018 compared to December 31, 2017 was primarily related to a charge off of $853,000 associated with a $3.6 million loan relationship consisting of $1.8 million in commercial loans and a $1.8 million commercial real estate loan. This loan relationship was primarily responsible for the increase in non-accrual loans as of December 31, 2017 compared to December 31, 2016. The increase in non-accrual loans as of December 31, 2016 compared to December 31, 2015 was primarily driven by higher levels of non-performing agriculture loans.

At December 31, 2019, the $290,000 of real estate owned primarily consisted of a few residential real estate properties. The increase in real estate owned as of December 31, 2019 compared to December 31, 2018 was principally associated with obtaining the collateral securing a non-performing loan relationship. The decrease in real estate owned as of December 31, 2018 compared to December 31, 2017 was primarily associated with the sales of several residential real estate properties and one commercial real estate property. The decrease in real estate owned as of December 31, 2017 compared to December 31, 2016 was principally associated with the sale of residential real estate properties. The increase in real estate owned as of December 31, 2016 compared to December 31, 2015 was principally associated with obtaining the collateral securing a non-performing loan relationship.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2019, the Company concluded its allowance for loan losses was adequate based on the evaluation of the loan portfolio’s probable incurred losses.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates and for the periods indicated:

	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)

Balances at beginning of year	$5,765	$5,459	$5,344	$5,922	$5,320
Provision for loan losses	1,400	1,400	450	500	(700)
Charge-offs:
One-to-four family residential real estate loans	(56)	(32)	(37)	(14)	(57)
Construction and land loans	(31)	-	-	-	-
Commercial real estate loans	-	-	(71)	-	(13)
Commercial loans	(453)	(950)	-	(306)	(78)
Agriculture loans	-	-	(45)	(375)	-
Municipal loans	-	-	-	-	(88)
Consumer loans	(285)	(178)	(335)	(471)	(318)
Total charge-offs	(825)	(1,160)	(488)	(1,166)	(554)
Recoveries:
One-to-four family residential real estate loans	1	4	11	9	10
Construction and land loans	-	-	-	-	1,722
Commercial real estate loans	-	1	-	-	2
Commercial loans	53	22	20	34	15
Agriculture loans	-	1	1	-	73
Municipal loans	6	2	37	6	-
Consumer loans	67	36	84	39	34
Total recoveries	127	66	153	88	1,856
Net (charge-offs) recoveries	(698)	(1,094)	(335)	(1,078)	1,302
Balances at end of year	$6,467	$5,765	$5,459	$5,344	$5,922

Allowance for loan losses to total gross loans	1.20%	1.16%	1.24%	1.26%	1.39%
Net loans charged-off (recovered) to average net loans	0.13%	0.24%	0.08%	0.25%	(0.31)%

The Company recorded net loan charge-offs of $698,000 during 2019 compared to $1.1 million during 2018. The net loan charge offs in 2019 were primarily related to two commercial loan relationships. The Company recorded net loan charge-offs of $1.1 million during 2018 compared to $335,000 during 2017. The net loan charge offs in 2018 were primarily related to one commercial loan relationship. The Company recorded net loan charge-offs of $335,000 during 2017 compared to $1.1 million during 2016. There were no significant loan charge-offs recorded during 2017. The Company recorded net loan charge-offs of $1.1 million during 2016, which were primarily related to an agriculture loan relationship which was subject to trouble debt restructuring (“TDR”) and the liquidation of the assets securing an impaired commercial loan relationship. We recorded net loan recoveries of $1.3 million during 2015, which were primarily associated with the recovery of $1.7 million on a $4.3 million construction loan which was fully charged-off during 2010 and 2011.

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

	As of December 31,
	2019		2018		2017		2016		2015
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate loans	$501	27.2%	$449	27.6%	$542	31.0%	$504	32.1%	$925	31.0%
Construction and land loans	271	4.2%	168	4.1%	181	4.4%	53	3.2%	77	3.5%
Commercial real estate loans	1,386	24.8%	1,686	28.1%	1,540	27.5%	1,777	27.8%	1,740	27.9%
Commercial loans	1,815	20.3%	1,051	15.0%	1,226	12.4%	1,119	12.8%	1,530	14.4%
Agriculture loans	2,347	18.3%	2,238	19.5%	1,812	18.9%	1,684	18.4%	1,428	16.7%
Municipal loans	7	0.5%	7	0.6%	8	0.8%	12	0.9%	23	1.8%
Consumer loans	140	4.7%	166	5.1%	150	5.0%	195	4.8%	199	4.7%
Total	$6,467	100.0%	$5,765	100.0%	$5,459	100.0%	$5,344	100.0%	$5,922	100.0%

The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2019 compared to December 31, 2018 was primarily related to growth in our loan balances and an increase in specific allowances related to impaired loans. The decrease in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2018 compared to December 31, 2017 was primarily related to improvements in the housing market which contributed to lower qualitative adjustments in our analysis and a decrease in specific allowances related to impaired loans. The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2017 compared to December 31, 2016 was primarily related to the increase in specific allowances related to impaired loans. The decrease in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2016 compared to December 31, 2015 was primarily related to continued improvements in the housing market which contributed to lower qualitative adjustments in our analysis.

The increase in the allocation of the allowance for loan losses on construction and land loans as of December 31, 2019 compared to December 31, 2018 was primarily related to an increase in specific allowances related to impaired loans. The decrease in the allocation of the allowance for loan losses on construction and land loans as of December 31, 2018 compared to December 31, 2017 was primarily related to improvements in these markets which contributed to lower qualitative adjustments in our analysis. The allocation of the allowance for loan losses on construction and land increased as of December 31, 2017 compared to December 31, 2016 due to higher outstanding loan balances. The allocation of the allowance for loan losses on construction and land decreased as of December 31, 2016 compared to previous year-end due primarily to lower outstanding loan balances.

The decrease in the allocation of the allowance for loan losses on commercial real estate loans as of December 31, 2019 compared to December 31, 2018 was primarily related to lower loan balances, and improvements in the commercial real estate markets which resulted in lower qualitative adjustments in our analysis. The allocation of the allowance for loan losses on commercial real estate loans increased as of December 31, 2018 compared to December 31, 2017 due to an increase in classified loans and an increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial real estate loans decreased as of December 31, 2017 compared to December 31, 2016 due to continued improvements in the commercial real estate market which contributed to lower qualitative adjustments in our analysis. The allocation of the allowance for loan losses on commercial real estate loans increased as of December 31, 2016 compared to December 31, 2015 primarily as a result of the increase in specific allowances related to impaired loans.

The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2019 compared to December 31, 2018 was primarily related to increased loan balances, higher specific allowances related to impaired loans and increasing risk in the portfolio which resulted in higher qualitative adjustments in our analysis. The decrease in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2018 compared to December 31, 2017 was primarily related to a decline in specific allowances related to impaired loans as a result of charge-offs recorded during 2018. The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2017 compared to December 31, 2016 was primarily related to the increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial loans decreased as of December 31, 2016 compared to December 31, 2015 primarily due to a decrease in outstanding loan balances.

The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2019 compared to December 31, 2018 was primarily related to higher specific allowances related to impaired loans and higher loan balances. The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2018 compared to December 31, 2017 was primarily related to growth in loan balances and higher levels of classified loans. The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2017 and 2016 compared to prior years was primarily due to higher loan balances and management’s judgment to increase the risk factors. The allowance for loan losses is discussed in more detail in the “Asset Quality and Distribution” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2019, we believed the Company’s allowance for loan losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s probable incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated:

(Dollars in thousands)	Years ended December 31,
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$181,573	-	$168,855	-	$162,485	-
Money market and checking	371,739	0.69%	371,138	0.49%	359,661	0.26%
Savings accounts	97,966	0.04%	95,532	0.03%	93,443	0.03%
Time	177,091	1.55%	137,400	0.87%	132,816	0.45%
Total	$828,369		$772,925		$748,405

The following table presents the maturities of jumbo time deposits (amounts of $100,000 or more).

(Dollars in thousands)	As of December 31,
	2019	2018
Three months or less	$45,883	$72,902
Over three months through six months	19,427	8,149
Over six months through 12 months	13,146	10,421
Over 12 months	7,702	8,407
Total	$86,158	$99,879

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2019	2018	2017
Return on average assets	1.07%	1.09%	0.47%
Return on average equity	10.58%	12.09%	4.98%
Equity to total assets	10.88%	9.32%	9.43%
Dividend payout ratio	32.90%	31.88%	71.89%

VII. Short-term Borrowings

The following table presents information on certain components of short-term borrowings. Information on short-term borrowings is excluded for the years ended December 31, 2019 and 2017 as the average balances of each category of short-term borrowings was less than 30 percent of stockholders’ equity.

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

Risk Related to our Business

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

Most of our loans are commercial, real estate, or agriculture loans, each of which is subject to distinct types of risk. To reduce the lending risks we face, we generally take a security interest in borrowers’ property for all three types of loans. In addition, we sell certain residential real estate loans to third parties. Nevertheless, the risk of non-payment is inherent in all types of loans, and if we are unable to collect amounts owed, it may materially affect our operations and financial performance. For a more complete discussion of our lending activities see Item 1 of this Annual Report on Form 10-K.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate, but also in the state of Kansas generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism; widespread disease or pandemics; or a combination of these or other factors.

Economic conditions in the state of Kansas have recently been impacted by a decline in commodity prices. This decline has adversely impacted the Kansas economy, specifically the agriculture sector. A continuation of these conditions could materially and adversely affect our results of operations.

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

We maintain our allowance for loan losses at a level considered appropriate by management to absorb probable incurred loan losses in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2019 and 2018 our allowance for loan losses as a percentage of total loans was 1.20% and 1.16%, respectively, and as a percentage of total non-performing loans was 116.61% and 110.10%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb probable incurred losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Also, beginning in January 2023, the Company will be required to implement the Current Expected Credit Losses (CECL) accounting standard, which will change how the Company calculates its allowance for loan losses by requiring the Company to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $146.5 million and $136.9 million, or 27.2% and 27.6%, of our loan portfolio at December 31, 2019 and 2018, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

Real estate lending (including commercial real estate, construction and land and residential real estate) is a large portion of our loan portfolio. These categories were $302.5 million, or approximately 56.2% of our total loan portfolio, as of December 31, 2019, as compared to $295.9 million, or approximately 59.8% of our total loan portfolio, as of December 31, 2018. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of commercial real estate and construction and land loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Commercial loans comprised $109.6 million and $74.3 million, or 20.3% and 15.0%, of our loan portfolio at December 31, 2019 and 2018, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans, and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

The success of our SBA lending program is dependent upon the continued availability of SBA loan programs, our status as a Preferred Lender under the SBA loan programs and our ability to comply with applicable SBA lending requirements.

As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose other restrictions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our ability to compete effectively with other SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guaranty provided by the federal government on SBA loans or changes to the level of funds appropriated by the federal government to the various SBA programs, may also have an adverse effect on our business, results of operations and financial condition.

In order for a borrower to be eligible to receive an SBA loan, the lender must establish that the borrower would not be able to secure a bank loan without the credit enhancements provided by a guaranty under the SBA program. Accordingly, the SBA loans in our portfolio generally have weaker credit characteristics than the rest of our portfolio, and may be at greater risk of default in the event of deterioration in economic conditions or the borrower’s financial condition. In the event of a loss resulting from default and a determination by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from us. Management has estimated losses inherent in the outstanding guaranteed portion of SBA loans and recorded a recourse reserve at a level determined to be appropriate. Significant increases to the recourse reserve may materially decrease our net income, which may adversely affect our business, results of operations and financial condition.

Our agriculture loans involve a greater degree of risk than other loans, and the ability of the borrower to repay may be affected by many factors outside of the borrower’s control.

Agriculture operating loans comprised $49.9 million and $49.9 million, or 9.3% and 10.1%, of our loan portfolio at December 31, 2019 and 2018, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2019 and 2018, agricultural real estate loans totaled $48.7 million and $46.7 million, or 9.0% and 9.4% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, tariffs, trade agreements, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

The laws, regulations, rules, policies and regulatory interpretations governing us are constantly evolving and may change significantly over time as Congress and various regulatory agencies react to adverse economic conditions or other matters. The implementation of any current, proposed or future regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These regulations and legislation may be impacted by the political ideologies of the executive and legislative branches of the U.S. government as well as the heads of regulatory and administrative agencies, which may change as a result of elections.

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

The banking and financial services business in our market is highly competitive. Our competitors include large national and regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, fintech companies, and other non-bank financial service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result. Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

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

Interest rates on our financial instruments might be subject to change based on developments related to the London Inter-bank Offered Rate (“LIBOR”), which could adversely impact our revenue, expenses, and value of those financial instruments.

In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. LIBOR makes up one of the most liquid and common interest rate index in the world and is commonly referenced in financial instruments. We have exposure to LIBOR in various aspects through our financial contracts. Instruments that may be impacted include loans, deposits, securities, and subordinated debentures, among other financial contracts indexed to LIBOR and that mature after December 31, 2021.

While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.

The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

●	adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, deposits, subordinated debentures and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
●	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
●	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or lack of fallback language, in LIBOR-based instruments; and
●	require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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

We invest in tax-exempt state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2019, we had $192.6 million of municipal securities, which represented 53.1% of our total securities portfolio. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2019, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $5.5 million, or 1.03% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $5.8 million, or 0.58% of total assets. In addition, we had $3.4 million in accruing loans that were 30-89 days delinquent as of December 31, 2019.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continuing growth. Our ability to raise additional capital is particularly important to our strategy of growth through acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber-incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements, such as the implementation of CECL. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and more drastic changes may occur in the future. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition, amount of capital and results of operations.

The FASB has adopted a new accounting standard that is effective for our fiscal year beginning on January 1, 2023. This standard, referred to as CECL, makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis, such as our loans held for investment, and disclosures about them. The new CECL impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

Our framework for managing risks may not be effective in mitigating risk and loss to us.

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk, cyber risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. Our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.

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

When the Bank sells mortgage loans, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our sales agreements require us to repurchase mortgage loans in the event of a breach of any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. In 2019, we were obligated to repurchase three loans. We were not required to repurchase any loans in 2018.

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

Risks Related to our Common Stock

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has 30 offices in 24 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott (2), Garden City, Great Bend (2), Hoisington, Iola, Junction City, Kincaid, LaCrosse, Lawrence (2), Lenexa, Louisburg, Mound City, Osage City, Osawatomie, Overland Park, Paola, Pittsburg, Prairie Village, Topeka (2), Wamego and Wellsville, Kansas. The Company owns its main office in Manhattan, Kansas and 26 branch offices and leases three branch offices. The Company leases the branch offices in Topeka, Wamego and Prairie Village, Kansas. The Company also leases a parking lot for one of the Dodge City branch offices it owns.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At December 31, 2019, the Company had approximately 280 common shareholders of record.

In December 2017, our Board of Directors approved a stock repurchase program, permitting us to repurchase up to 108,006 shares of our common stock, which was the amount of shares remaining under our prior stock repurchase program (“December 2017 Repurchase Program”). Unless terminated earlier by resolution of the Board of Directors, the December 2017 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2019, there were 108,006 shares remaining to repurchase under the December 2017 Repurchase Program. The Company did not repurchase any shares during the year ended December 31, 2019. The Company repurchased 81,730 shares at an average price of $22.55 during March 2020 under the December 2017 Repurchase Program.

In March 2020, our Board of Directors approved a new stock repurchase plan, permitting us to repurchase up to 225,890 shares, which represents approximately 5% of our outstanding common stock (“March 2020 Repurchase Program”), following completion of the December 2017 Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6. SELECTED FINANCIAL DATA

	At or for the years ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total assets	$998,465	$985,784	$929,454	$911,382	$878,376
Loans, net	532,180	489,373	433,743	420,461	419,923
Investment securities	366,107	393,121	393,406	390,862	357,935
Cash and cash equivalents	13,694	19,114	16,584	19,996	13,569
Deposits	835,048	823,648	765,558	741,521	714,727
Borrowings	42,199	56,897	66,593	72,867	70,658
Stockholders’ equity	108,607	91,901	87,622	84,951	80,570

Selected Operating Data:
Interest income	37,111	33,153	29,700	29,230	28,997
Interest expense	6,757	5,365	3,585	3,191	3,081
Net interest income	30,354	27,788	26,115	26,039	25,916
Provision for loan losses	1,400	1,400	450	500	(700)
Net interest income after provision for loan losses	28,954	26,388	25,655	25,539	26,616
Non-interest income	15,809	15,571	15,284	14,850	17,010
Non-interest expense	32,648	30,365	37,477	29,114	29,206
Earnings before income taxes	12,115	11,594	3,472	11,275	14,420
Income tax (benefit) expense	1,453	1,168	(897)	2,314	3,914
Net earnings	10,662	10,426	4,369	8,961	10,506
Earnings per share (1):
Basic	2.32	2.28	0.97	2.03	2.46
Diluted	2.31	2.27	0.96	2.00	2.39
Dividends per share (1)	0.76	0.73	0.69	0.66	0.63
Book value per common share outstanding (1)	23.62	20.02	19.48	18.96	18.77

Other Data:
Return on average assets	1.07%	1.09%	0.47%	1.00%	1.21%
Return on average equity	10.58%	12.09%	4.98%	10.34%	13.81%
Equity to total assets	10.88%	9.32%	9.43%	9.32%	9.17%
Net interest rate spread (2)	3.26%	3.21%	3.29%	3.34%	3.42%
Net interest margin (2)	3.48%	3.37%	3.40%	3.45%	3.51%
Non-performing assets to total assets	0.58%	0.53%	0.70%	0.44%	0.36%
Non-performing loans to total gross loans	1.03%	1.06%	1.38%	0.64%	0.51%
Allowance for loan losses to total gross loans	1.20%	1.16%	1.24%	1.26%	1.39%
Dividend payout ratio	32.90%	31.88%	71.89%	32.90%	24.87%
Number of full service banking offices	30	29	29	29	29

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid in December 2019, 2018, 2017, 2016 and 2015.
(2)	Presented on a taxable equivalent basis, using a 21% federal tax rate for 2019 and 2018 and a 34% federal tax rate for 2017, 2016 and 2015

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees, gains from the sale of newly originated loans and gains or losses on investments, and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of, among others, compensation and employee benefits, occupancy costs, professional fees, amortization of intangibles expense, federal deposit insurance costs, data processing expenses and provision for loan losses.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty-nine additional branch offices in central, eastern, southeast and southwest Kansas, and our ownership of Landmark Risk Management, Inc. Landmark Risk Management, Inc is a Nevada-based captive insurance company which is currently dormant.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for goodwill and the accounting for income taxes, all of which involve significant judgment by our management.

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

The Company has classified its investment securities portfolio as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. The Company performs quarterly reviews of the investment portfolio to evaluate investment for other-than-temporary impairment. The Company’s assessment of other-than-temporary impairment is based on its judgment of the specific facts and circumstances impacting each individual security at the time such assessments are made. The Company reviews and considers all factual information, including expected cash flows, the structure of the security, the credit quality of the underlying assets and the current and anticipated market conditions. Any credit-related impairment on debt securities is recorded through a charge to earnings. Impairment related to other factors is recognized in other comprehensive income. However, if the Company intends to sell or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized costs basis, the entire impairment is recorded through a charge to earnings.

We have completed several business and asset acquisitions since 2002, which have generated significant amounts of goodwill. The initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods to determine the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value. The Company performed a step one impairment test as of December 31, 2019 by comparing the implied fair value of the Company’s single reporting unit to its carrying value. Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s step one impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

The objective of accounting for income taxes is to recognize the taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in financial statements or tax returns. The Company recognizes an income tax position only if it is more likely than not that it will be sustained upon examination by the Internal Revenue Service (the “IRS”), based upon its technical merits. Once that standard is met, the amount recorded will be the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense in our consolidated statements of earnings. The Company assesses its deferred tax assets to determine if the items are more likely than not to be realized and a valuation allowance is established for any amounts that are not more likely than not to be realized. Changes in estimates regarding the actual outcome of these future tax consequences, including the effects of IRS examinations and examinations by other state agencies, could materially impact our financial position and results of operations.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

SUMMARY OF PERFORMANCE. Net earnings for 2019 increased $236,000, or 2.3%, to $10.7 million as compared to $10.4 million for 2018.

Net interest income for 2019 increased $2.6 million to $30.4 million, or 9.2% higher than the $27.8 million recorded for 2018. Our net interest margin, on a tax equivalent basis, increased from 3.37% during 2018 to 3.48% in 2019. The increase in net interest margin was primarily a result in growth in loans within the asset mix.

We distributed a 5% stock dividend for the 19th consecutive year in December 2019. All per share and average share data in this section reflect the 2019 and 2018 stock dividends.

Interest Income. Interest income for 2019 increased $4.0 million to $37.1 million, an increase of 11.9% as compared to 2018. Interest income on loans increased $3.8 million, or 15.8%, to $27.7 million for 2019 compared to 2018, due primarily to the increase in our average loan balances from $462.9 million during 2018 to $518.0 million during 2019. Also contributing to increased interest income on loans were higher tax equivalent yields on loans, which increased from 5.17% in 2018 to 5.35% in 2019. Interest income on investment securities increased $175,000, or 1.9%, to $9.4 million during 2019, as compared to $9.3 million in 2018. The increase in interest income on investment securities was primarily the result of higher yields on our investment securities excluding the tax equivalent adjustments. Our average balance of investment securities decreased from $393.8 million during 2018 to $381.8 million during 2019, and our tax equivalent yields increased from 2.60% in 2018 to 2.70% during 2019.

Interest Expense. Interest expense during 2019 increased $1.4 million, or 25.9%, to $6.8 million as compared to 2018. Interest expense on interest-bearing deposits increased $2.3 million, or 74.8%, to $5.3 million for 2019 as compared to 2018. Our total cost of interest-bearing deposits increased from 0.51% during 2018 to 0.83% during 2019 as a result of higher rates paid on money market and checking accounts that have rates that reprice based on market indexes and higher rates on our certificates of deposits. Also contributing to higher interest expense was an increase in our average interest-bearing deposit balances from $604.1 million during 2018 to $646.8 million during 2019. Interest expense on borrowings decreased $893,000, or 38.7%, to $1.4 million during 2019 as compared 2018. Contributing to lower interest expense on borrowings were lower average outstanding borrowings, which decreased from $82.7 million in 2018 to $51.3 million during 2019 primarily due to utilizing brokered deposit funding instead of FHLB borrowings in 2019, as well as lower rates paid on borrowings, which decreased from 2.79% in 2018 to 2.76% in 2019.

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

During 2019, net interest income increased $2.6 million, or 9.2%, to $30.4 million compared to $27.8 million in 2018. Our net interest margin, on a tax-equivalent basis, increased to 3.48% during 2019 from 3.37% during 2018. The increase in net interest income was primarily the result of a 5.0% increase in our average interest-earning assets from $857.5 million in 2018 to $900.5 million in 2019. We may not be able to continue to increase our net interest margin if our loan growth slows or the yields on our interest-earning assets decline faster than our cost of interest-bearing liabilities.

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

During 2019 and 2018, we recorded a provision for loan losses of $1.4 million. We recorded net loan charge-offs of $698,000 during 2019 compared to net loan charge-offs of $1.1 million during 2018. Our provision for loan losses remained elevated during 2019 as a result of our $42.8 million increase in net loans and due to an increase in specific allowances related to impaired loans.

Non-interest Income. Total non-interest income was $15.8 million in 2019, an increase of $238,000, or 1.5%, compared to 2018. The increase in non-interest income was primarily the result of increases of $1.3 million in gains on sales of loans, $448,000 in fees and service charges and $109,000 in bank owned life insurance. Partially offsetting the increases in non-interest income was a decrease of $1.5 million in other non-interest income. The increase in gains on sales of loans was driven by higher volumes of one-to-four family residential real estate loans originated, while the higher fees and service charges were primarily due to higher fee income on deposit accounts. The increase in bank owned life insurance income was the result of a death benefit received during 2019. Other non-interest income included $1.5 million of recoveries during 2018 on a deposit-related loss that occurred in the third quarter of 2017. Losses on sales of investment securities totaling $177,000 were recorded during 2019 compared to gains on sales of investments totaling $20,000 in 2018.

Non-interest Expense. Non-interest expense increased $2.3 million, or 7.5%, to $32.6 million in 2019 compared to $30.4 million in 2018. The increase was primarily due to an increase of $1.8 million, or 10.9%, in compensation and benefits as a result of the addition of bank employees and increased compensation costs. Also contributing to higher non-interest expense were increases of $335,000 in other non-interest expense, $137,000 in occupancy and equipment and $121,000 in data processing. These increased costs were primarily associated with increased loan and deposit volumes as well as the costs related to opening a new branch of the Bank in Prairie Village, Kansas. Partially offsetting those increases was a decline of $220,000 in federal deposit insurance premiums as a result of receiving FDIC assessment credits during 2019.

INCOME TAXES. During 2019, we recorded income tax expense of $1.5 million compared to income tax expense of $1.2 million in 2018. The effective tax rate increased from 10.1% in 2018 to 12.0% in 2019, primarily as a result of the recognition of $136,000 of excess tax benefits from the exercise of stock options during 2018 compared to none in 2019.

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

Interest Income. Interest income for 2018 increased $3.5 million to $33.2 million, an increase of 11.6%, as compared to 2017. Interest income on loans increased $2.8 million, or 13.3%, to $23.9 million for 2018 compared to 2017, due primarily to the increase in our average loan balances from $429.5 million during 2017 to $462.9 million during 2018. Also contributing to increased interest income on loans were higher tax equivalent yields on loans, which increased from 4.92% in 2017 to 5.17% in 2018. Interest income on investment securities increased $653,000, or 7.6%, to $9.2 million during 2018, as compared to $8.6 million in 2017. The increase in interest income on investment securities was primarily the result of higher yields on our investment securities excluding the tax equivalent adjustments. Our average balance of investment securities decreased from $394.8 million during 2017 to $393.8 million during 2018, and our tax equivalent yields decreased from 2.67% in 2017 to 2.60% during 2018.

Interest Expense. Interest expense during 2018 increased $1.8 million, or 49.7%, to $5.4 million as compared to 2017. Interest expense on interest-bearing deposits increased $1.5 million, or 94.8%, to $3.1 million for 2018 as compared to 2017. Our total cost of interest-bearing deposits increased from 0.27% during 2017 to 0.51% during 2018 as a result of higher rates paid on money market and checking accounts that have rates that reprice based on market indexes and higher rates on our certificates of deposits. Also contributing to higher interest expense was an increase in our average interest-bearing deposit balances from $585.9 million during 2017 to $604.1 million during 2018. Interest expense on borrowings increased $293,000, or 14.5%, to $2.3 million during 2018 as compared 2017, due primarily to our average outstanding borrowings increasing from $75.3 million in 2017 to $82.7 million during 2018. Also contributing to higher interest expense on borrowings were higher average rates on our borrowings, which increased from 2.68% in 2017 to 2.79% in 2018.

Net Interest Income. During 2018, net interest income increased $1.7 million, or 6.4%, to $27.8 million compared to $26.1 million in 2017. Our net interest margin, on a tax-equivalent basis, decreased to 3.37% during 2018 from 3.40% during 2017. The increase in net interest income was primarily the result of a 3.5% increase in our average interest-earning assets from $828.1 million in 2017 to $857.5 million in 2018.

Provision for Loan Losses. During 2018, we recorded a provision for loan losses of $1.4 million compared to a provision for loan losses of $450,000 during 2017. We recorded net loan charge-offs of $1.1 million during 2018 compared to net loan charge-offs of $335,000 during 2017. The increase in our provision for loan losses during 2018 was primarily due to our loan growth and higher net charge-offs as well as an increase in our classified loans.

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

Non-interest Expense. Non-interest expense decreased $7.1 million, or 18.9%, to $30.4 million in 2018 compared to $37.4 million in 2017. The decrease was primarily due to the pre-tax, deposit-related loss of $8.1 million incurred in the third quarter of 2017. Also contributing to lower non-interest expense were a decrease of $147,000 in amortization of intangibles due to lower core deposit intangibles and lower mortgage servicing rights amortized and a decrease of $138,000 in foreclosure and real estate owned expense. Partially offsetting those decreases were increases of $901,000 in compensation and benefits and $123,000 in data processing. The increase in compensation and benefits was the result of additional bank employees and increased compensation costs, while data processing increased due to increased accounts and services.

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

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2019 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$8,884	$9,293	$9,445	$9,489
Interest expense	1,688	1,812	1,786	1,471
Net interest income	7,196	7,481	7,659	8,018
Provision for loan losses	200	400	400	400
Net interest income after provision for loan losses	6,996	7,081	7,259	7,618
Non-interest income	3,256	3,988	4,555	4,010
Non-interest expense	7,728	7,965	8,618	8,337
Earnings before income taxes	2,524	3,104	3,196	3,291
Income tax expense	341	506	583	23
Net earnings	$2,183	$2,598	$2,613	$3,268
Earnings per share (1):
Basic	$0.47	$0.57	$0.57	$0.71
Diluted	$0.47	$0.56	$0.57	$0.71

	2018 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$7,601	$8,083	$8,646	$8,823
Interest expense	1,007	1,247	1,466	1,645
Net interest income	6,594	6,836	7,180	7,178
Provision for loan losses	200	250	450	500
Net interest income after provision for loan losses	6,394	6,586	6,730	6,678
Non-interest income	3,401	4,253	4,567	3,350
Non-interest expense	7,440	7,566	7,712	7,647
Earnings before income taxes	2,355	3,273	3,585	2,381
Income tax expense (benefit)	256	428	565	(81)
Net earnings	$2,099	$2,845	$3,020	$2,462
Earnings per share (1):
Basic	$0.46	$0.62	$0.66	$0.54
Diluted	$0.46	$0.62	$0.66	$0.53

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2019 and 2018

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $12.7 million to $998.5 million at December 31, 2019, compared to $985.8 million at December 31, 2018. The increase in our total assets was primarily the result of a $42.8 million increase in net loans, excluding loans held for sale, which increased to $532.2 million at December 31, 2019 from $489.4 million at December 31, 2018. Investment securities available-for-sale decreased $25.3 million from $388.3 million at December 31, 2018 to $363.0 million at December 31, 2019.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At December 31, 2019, our allowance for loan losses totaled $6.5 million, or 1.20% of gross loans outstanding, as compared to $5.8 million, or 1.16% of gross loans outstanding, at December 31, 2018.

As of December 31, 2019 and 2018, approximately $18.1 million and $31.8 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. The decrease in classified loans was primarily driven by decreases in commercial real estate and agriculture loans that were considered classified. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though these borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at December 31, 2019 and 2018, respectively.

Loans past due 30-89 days and still accruing interest totaled $3.4 million, or 0.64% of gross loans, at December 31, 2019, compared to $1.7 million, or 0.34% of gross loans, at December 31, 2018. At December 31, 2019, $5.5 million of loans were on non-accrual status, or 1.03% of gross loans, compared to $5.2 million, or 1.06% of gross loans, at December 31, 2018. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at December 31, 2019 and 2018. Our impaired loans totaled $8.7 million at both December 31, 2019 and December 31, 2018. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2019 and December 31, 2018 was related to TDRs that were accruing interest but still classified as impaired.

At December 31, 2019, the Company had nine loan relationships consisting of thirteen outstanding loans that were classified as TDRs compared to ten relationships consisting of fourteen outstanding loans classified as TDRs at December 31, 2018.

The Company did not classify any loans as TDRs during 2019. A commercial real estate previously classified as a TDR in 2014 paid off during 2019.

During 2018, the Company classified an agriculture loan totaling $64,000 as a TDR after originating a loan to an existing loan relationship that was classified as a TDR in 2016. As part of the restructuring the borrower paid off three loans previously classified as TDRs. Since the agriculture loan relationship was adequately secured, no impairments were recorded against the principal as of December 31, 2019. The Company also classified a $36,000 commercial loan as a TDR after extending the maturity of the loan during 2018. The commercial loan had a $9,000 impairment recorded against the principal balance as of December 31, 2019. An agriculture loan relationship consisting of two loans that were originally classified as TDRs during 2015 and a municipal loan that was classified as a TDR in 2010 were both paid off in 2018.

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

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2019, we had $290,000 of real estate owned compared to $35,000 at December 31, 2018. As of December 31, 2019, real estate owned consisted of a few residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $11.4 million in total deposits during 2019, to $835.0 million at December 31, 2019, from $823.6 million at December 31, 2018. The increase in deposits was primarily due to deposit growth in all categories of deposits with the exception of time deposits. The decrease in time deposits was associated with lower brokered certificates of deposits, which totaled $20.0 million at December 31, 2019 compared to $61.9 million at December 31, 2018. The decline in brokered certificates of deposits was partially replaced with brokered money market and checking deposits totaling $12.0 million at December 31, 2019. Total borrowings decreased $14.7 million to $42.2 million at December 31, 2019, from $56.9 million at December 31, 2018. The decline in borrowings was the result of a $17.0 million decrease in our FHLB line of credit borrowings from $20.0 million at December 31, 2018 to $3.0 million at December 31, 2019. The decrease in our FHLB line of credit borrowings was primarily due to the increased use of brokered money market and checking deposits.

Non-interest-bearing deposits at December 31, 2019, were $182.7 million, or 21.9% of deposits, compared to $168.3 million, or 20.4% of deposits, at December 31, 2018. Money market and checking accounts were 48.6% of our deposit portfolio and totaled $405.7 million at December 31, 2019, compared to $393.5 million, or 47.8% of deposits, at December 31, 2018. Savings accounts increased to $99.5 million, or 11.9% of deposits, at December 31, 2019, from $94.9 million, or 11.5% of deposits, at December 31, 2018. Certificates of deposit totaled $147.1 million, or 17.6% of deposits, at December 31, 2019, compared to $167.0 million, or 20.3% of deposits, at December 31, 2018. Competition for deposits may affect our ability to continue to increase deposit balances and could result in a decrease in our deposit balances in future periods.

Certificates of deposit at December 31, 2019, scheduled to mature in one year or less totaled $122.9 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2019, our cash and cash equivalents decreased by $5.4 million. Our operating activities provided net cash of $9.3 million in 2019, which is primarily the result of net earnings and sales of one-to-four family residential mortgage loans. Our investing activities used net cash of $7.9 million during 2019, primarily as a result of increases in loans. Our financing activities used net cash of $6.8 million during 2019, primarily as a result of a decrease in borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $376.7 million at December 31, 2019 and $407.5 million at December 31, 2018. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of brokered deposits, FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2019, we had outstanding $3.0 million of borrowings against our line of credit with the FHLB. At December 31, 2019, we had collateral pledged to the FHLB that would allow us to borrow an additional $78.8 million, subject to FHLB credit requirements and policies. At December 31, 2019, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $17.4 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at December 31, 2019. At December 31, 2019, we had subordinated debentures totaling $21.7 million and other borrowings of $17.5 million, which consisted of repurchase agreements. At December 31, 2019, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution that matures on November 1, 2020, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.9 million at December 31, 2019.

At December 31, 2019, we had outstanding loan commitments, excluding standby letters of credit, of $125.4 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

At December 31, 2019, the Bank maintained a leverage ratio of 10.72% and a total risk-based capital ratio of 16.95%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2019 (dollars in thousands):

	Actual	Actual	Minimum	Minimum
	amount	percent	amount	percent(1)
Leverage	$104,510	10.72%	$38,984	4.00%
Common Equity Tier 1 Capital	104,510	15.94%	45,884	7.00%
Tier 1 Capital	104,510	15.94%	55,716	8.50%
Total Risk-based Capital	111,117	16.95%	68,826	10.50%

(1)	The minimum required percent includes a capital conservation buffer of 2.5%.

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums, and we expect that they will allow us to operate without capital adequacy concerns. As of December 31, 2019 and 2018, the Bank also exceeded the “well capitalized” thresholds, which is the highest rating available. There are no conditions or events that management believes have changed the Bank’s category as of the date of this report. We have $21.7 million in trust preferred securities which, in accordance with current capital guidelines, have been included in capital as of December 31, 2019. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2019, we paid a quarterly cash dividend of $0.19 per share to our stockholders, as adjusted to give effect to a 5% stock dividend, which we distributed for the 19th consecutive year in December 2019. The 2018 quarterly cash dividends were $0.18 per share as adjusted to give effect to a 5% stock dividend.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2019. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2019, approximately $15.0 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2019 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$000’s change in net interest income	% change in net interest income
200 basis point rising	$(1,557)	(4.9)%
100 basis point rising	$(781)	(2.5)%
100 basis point falling	$742	2.3%

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

Certificates of deposit reflect contractual maturities only. Money market accounts are rate sensitive, and accordingly, a higher percentage of the accounts have been included as repricing immediately in the first period. Savings and NOW accounts are not as rate sensitive as money market accounts, and for that reason a significant percentage of the accounts are reflected in the 1-to-5 year category.

We have been successful in meeting the interest sensitivity objectives set forth in our policy. This has been accomplished primarily by managing the assets and liabilities while maintaining our traditional high credit standards.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

(“GAP” TABLE)

As of December 31, 2019

	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$16,948	$30,068	$155,231	$163,860	$366,107
Loans	151,315	165,150	206,823	17,389	540,677
Total interest-earning assets	$168,263	$195,218	$362,054	$181,249	$906,784

Interest-bearing liabilities:
Certificates of deposit	$59,530	$63,371	$24,159	$3	$147,063
Money market and checking accounts	15,720	11,125	310,014	68,887	405,746
Savings accounts	-	-	79,618	19,904	99,522
Borrowed money	42,199	-	-	-	42,199
Total interest-bearing liabilities	$117,449	$74,496	$413,791	$88,794	$694,530

Interest sensitivity gap per period	$50,814	$120,722	$(51,737)	$92,455	$212,254
Cumulative interest sensitivity gap	50,814	171,536	119,799	212,254

Cumulative gap as a percent of total interest-earning assets	5.60%	18.92%	13.21%	23.41%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	143.26%	189.37%	119.78%	130.56%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve including on our net interest income and the value of our securities portfolio.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
●	Technological changes implemented by us and by other parties, including third party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR.
●	The effects of severe weather, natural disasters, widespread disease or pandemics, and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implantation of CECL.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors or counterparties.

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

Board of Directors and Stockholders

Landmark Bancorp, Inc. and Subsidiaries

Manhattan, Kansas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Oak Brook, Illinois

March 12, 2020

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2019	2018
Assets
Cash and cash equivalents	$13,694	$19,114
Investment securities available-for-sale, at fair value	362,998	388,345
Bank stocks, at cost	3,109	4,776
Loans, net of allowance for loans losses of $6,467 and $5,765	532,180	489,373
Loans held for sale, at fair value	8,497	4,743
Premises and equipment, net	21,133	21,127
Bank owned life insurance	24,809	24,342
Goodwill	17,532	17,532
Other intangible assets, net	2,829	3,091
Real estate owned, net	290	35
Accrued interest and other assets	11,394	13,306
Total assets	$998,465	$985,784

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$182,717	$168,273
Money market and checking	405,746	393,460
Savings	99,522	94,895
Time	147,063	167,020
Total deposits	835,048	823,648

Federal Home Loan Bank borrowings	3,000	20,000
Subordinated debentures	21,651	21,651
Other borrowings	17,548	15,246
Accrued interest and other liabilities	12,611	13,338
Total liabilities	889,858	893,883

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 4,597,396 and 4,590,721 shares issued and outstanding at December 31, 2019 and 2018, respectively	46	44
Additional paid-in capital	69,029	63,775
Retained earnings	34,293	32,073
Accumulated other comprehensive income (loss)	5,239	(3,991)
Total stockholders’ equity	108,607	91,901

Total liabilities and stockholders’ equity	$998,465	$985,784

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2019	2018	2017
Interest income:
Loans:
Taxable	$27,563	$23,642	$20,952
Tax-exempt	106	244	134
Investment securities:
Taxable	5,796	5,299	4,686
Tax-exempt	3,646	3,968	3,928
Total interest income	37,111	33,153	29,700
Interest expense:
Deposits	5,341	3,056	1,569
Subordinated debentures	970	1,079	898
Borrowings	446	1,230	1,118
Total interest expense	6,757	5,365	3,585
Net interest income	30,354	27,788	26,115
Provision for loan losses	1,400	1,400	450
Net interest income after provision for loan losses	28,954	26,388	25,665
Non-interest income:
Fees and service charges	7,737	7,289	7,358
Gains on sales of loans, net	6,353	5,023	5,390
Increase in cash surrender value of bank owned life insurance	752	644	912
Gains (losses) on sales of investment securities, net	(177)	20	498
Other	1,144	2,595	1,126
Total non-interest income	15,809	15,571	15,284
Non-interest expense:
Compensation and benefits	17,792	16,042	15,141
Occupancy and equipment	4,470	4,333	4,283
Data processing	1,646	1,525	1,402
Amortization of intangibles	1,206	1,111	1,258
Professional fees	1,683	1,677	1,695
Advertising	566	589	589
Federal deposit insurance premiums	71	291	292
Foreclosure and real estate owned expense	182	100	238
Deposit-related loss	-	-	8,082
Other	5,032	4,697	4,497
Total non-interest expense	32,648	30,365	37,477
Earnings before income taxes	12,115	11,594	3,472
Income tax expense (benefit)	1,453	1,168	(897)
Net earnings	$10,662	$10,426	$4,369
Earnings per share (1):
Basic	$2.32	$2.28	$0.97
Diluted	$2.31	$2.27	$0.96

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2019, 2018 and 2017.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Net earnings	$10,662	$10,426	$4,369

Net unrealized holding gains (losses) on available-for-sale securities	12,048	(4,721)	2,131
Less reclassification adjustment on losses (gains) included in earnings	177	(20)	(498)
Net unrealized gains (losses)	12,225	(4,741)	1,633
Income tax effect on net (losses) gains included in earnings	(43)	5	184
Income tax effect on net unrealized holding (gains) losses	(2,952)	1,157	(807)
Other comprehensive income (loss)	9,230	(3,579)	1,010

Total comprehensive income	$19,892	$6,847	$5,379

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2017	$38	$51,968	$34,293	$(1,348)	$84,951
Net earnings	-	-	4,369	-	4,369
Other comprehensive income	-	-	-	1,010	1,010
Tax reclassification from early adoption of ASU 2018-02	-	-	67	(67)	-
Dividends paid ($0.69 per share) (1)	-	-	(3,108)	-	(3,108)
Stock-based compensation	-	172	-	-	172
Exercise of stock options, 17,540 shares,	1	227	-	-	228
5% stock dividend, 193,306 shares	2	5,405	(5,407)	-	-
Balance at December 31, 2017	41	57,772	30,214	(405)	87,622
Net earnings	-	-	10,426	-	10,426
Other comprehensive loss	-	-	-	(3,579)	(3,579)
Dividends paid ($0.73 per share) (1)	-	-	(3,325)	-	(3,325)
Stock-based compensation	-	223	-	-	223
Adjustment of common stock investments	-	-	7	(7)	-
Exercise of stock options, 72,130 shares,	1	533	-	-	534
5% stock dividend, 207,794 shares	2	5,247	(5,249)	-	-
Balance at December 31, 2018	44	63,775	32,073	(3,991)	91,901
Net earnings	-	-	10,662	-	10,662
Other comprehensive income	-	-	-	9,230	9,230
Dividends paid ($0.76 per share) (1)	-	-	(3,508)	-	(3,508)
Stock-based compensation	-	286	-	-	286
Exercise of stock options, 3,275 shares	-	36	-	-	36
5% stock dividend, 218,589 shares	2	4,932	(4,934)	-	-
Balance at December 31, 2019	$46	$69,029	$34,293	$5,239	$108,607

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2019, 2018 and 2017.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$10,662	$10,426	$4,369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,400	1,400	450
Valuation allowance on real estate owned	31	12	210
Amortization of investment security premiums, net	1,682	1,908	1,888
Amortization of purchase accounting adjustment on loans	(48)	(211)	(188)
Amortization of purchase accounting adjustment on subordinated debentures	-	167	200
Amortization of intangibles	1,206	1,111	1,258
Depreciation	1,018	1,005	1,030
Increase in cash surrender value of bank owned life insurance	(752)	(644)	(912)
Stock-based compensation	286	223	172
Deferred income taxes	(195)	969	487
Net loss (gain) on investment securities	177	(20)	(498)
Net (gain) loss on sales of premises and equipment and foreclosed assets	(52)	58	(17)
Net gains on sales of loans	(6,353)	(5,023)	(5,390)
Proceeds from sale of loans	208,131	167,544	173,719
Origination of loans held for sale	(205,532)	(160,729)	(169,347)
Changes in assets and liabilities:
Accrued interest and other assets	49	(470)	(2,013)
Accrued interest, expenses and other liabilities	(2,427)	3,657	(2,362)
Net cash provided by operating activities	9,283	21,383	3,056
Cash flows from investing activities:
Net increase in loans	(44,817)	(57,060)	(13,785)
Maturities and prepayments of investment securities	73,592	54,617	59,198
Purchases of investment securities	(53,197)	(82,742)	(75,186)
Proceeds from sale of investment securities	15,318	21,126	13,810
Proceeds from sales of common stock investments	-	7	-
Redemption of bank stocks	7,852	10,380	9,099
Purchase of bank stocks	(6,185)	(9,733)	(9,223)
Proceeds from sales of premises and equipment and foreclosed assets	258	424	856
Proceeds from bank owned life insurance	284	-	528
Purchase of bank owned life insurance	-	-	(5,000)
Purchases of premises and equipment, net	(1,038)	(1,308)	(1,449)
Net cash used in investing activities	(7,933)	(64,289)	(21,152)
Cash flows from financing activities:
Net increase in deposits	11,400	58,090	24,038
Federal Home Loan Bank advance borrowings	430,322	635,303	622,241
Federal Home Loan Bank advance repayments	(447,322)	(646,903)	(629,741)
Proceeds from other borrowings	2,302	1,737	1,126
Repayments on other borrowings	-	-	(100)
Proceeds from exercise of stock options	36	534	228
Payment of dividends	(3,508)	(3,325)	(3,108)
Net cash (used in) provided by financing activities	(6,770)	45,436	14,684
Net (decrease) increase in cash and cash equivalents	(5,420)	2,530	(3,412)
Cash and cash equivalents at beginning of year	19,114	16,584	19,996
Cash and cash equivalents at end of year	$13,694	$19,114	$16,584

(continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017

Supplemental disclosure of cash flow information:
Cash payments (refunds) received during the year for income taxes	$722	$(1,364)	$850
Cash paid during the year for interest	6,795	5,030	3,380
Cash paid during the year for operating leases	163	143	125

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$482	$96	$206
Operating lease asset and related liability recorded	353	-	-

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

Business Combinations. At the date of acquisition, the Company records the net assets acquired and liabilities assumed on the consolidated balance sheet at their estimated fair values, and goodwill is recognized for the excess purchase price over the estimated fair value of acquired net assets. The results of operations for acquired companies are included in the Company’s consolidated statements of earnings beginning at the acquisition date. Expenses arising from the acquisition activities are recorded in the consolidated statements of earnings during the period incurred.

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in the operation of banks. As of December 31, 2019 and 2018, the Bank did not have a minimum reserve requirement.

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

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred loan losses in the loan portfolio. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). The evaluation of the allowance for loan losses groups loans by loan class and includes one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Management’s periodic evaluation of the appropriateness of the allowance is based on the Company’s loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the current level of non-performing assets, and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are included in amortization expense on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds, default rates and losses.

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

Stock-Based Compensation. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which is recognized as compensation expense over the option vesting period, on a straight-line basis, which is typically seven years. The fair value of restricted common stock is equal to the Company’s stock price on the grant date, which is recognized as compensation expense on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur.

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computation for 2019 and 2018 excluded 100,039 and 32,408, respectively, of unexercised stock options because their inclusion would have been anti-dilutive. The diluted earnings per share computations for 2017 include all unexercised stock options.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2019, 2018 and 2017, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2019	2018	2017
Net earnings available to common shareholders	$10,662	$10,426	$4,369

Weighted average common shares outstanding - basic	4,592,655	4,568,205	4,481,984
Assumed exercise of stock options	13,841	15,908	77,880
Weighted average common shares outstanding - diluted	4,606,496	4,584,113	4,559,864
Earnings per share:
Basic	$2.32	$2.28	$0.97
Diluted	$2.31	$2.27	$0.96

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

(2) Impact of Recent Accounting Pronouncements

In February 2016, the FASB issued an update (ASU No. 2016-02, Leases) creating FASB Topic 842, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company elected the optional transition method permitted with Topic 842. Under this method, the Company measured leases that existed at the adoption date, and prior comparative periods were not adjusted. As a result of the adoption of Topic 842, the Company recorded a right of use asset and a lease liability of $132,000 as of January 1, 2019 related to three operating leases with a remaining average life of 5.75 years. During the first quarter of 2019, the Company entered into a new operating lease for office space. As a result, the Company recorded a right of use asset and a lease liability of $221,000 related to this five year lease, which began during the second quarter of 2019. The change in lease accounting was not material to the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans with credit deterioration since origination so that reserves are established at the date of acquisition for purchased loans. Under prior GAAP, a purchased loan’s contractual balance was adjusted to fair value through a credit discount, and no reserve was recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public entities, the amendments of the update become effective on January 1, 2020. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. Because the Company is a smaller reporting company, the proposed delay is applicable to the Company, and the Company plans to delay the implementation of CECL until January 1, 2023. Management has initiated an implementation committee that has implemented a process to collect the data and is utilizing a vendor solution for the new standard. Initial calculations estimate the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time. Management will utilize the delay to continue to refine and back test the CECL calculation. The internal controls over financial reporting specifically related to CECL are in the design stage and are currently being evaluated.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The provisions of this update became effective for interim and annual periods beginning after December 15, 2018. The Company has adopted ASU 2017-08 effective January 1, 2019. Management has concluded that, based on the Company’s current portfolio of investment securities, the adoption of these amendments will result in a shorter amortization period for investment security premiums; however, the impact was not material to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. In October 2019, the FASB approved a change in the effective dates for ASU 2017-04 which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. Because the Company is a smaller reporting company, the proposed delay is applicable to the Company, and the Company plans to delay the implementation of ASU 2017-04 until January 1, 2023. Early adoption of the amendments of this ASU is permitted. The adoption of ASU 2017-04 is not expected to have a material effect on the Company’s operating results or financial condition.

(3) Investment Securities

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$2,300	$16	$-	$2,316
U. S. federal agency obligations	4,015	91	-	4,106
Municipal obligations, tax exempt	142,391	3,513	(42)	145,862
Municipal obligations, taxable	45,541	1,293	(55)	46,779
Agency mortgage-backed securities	159,908	2,353	(230)	162,031
Certificates of deposit	1,904	-	-	1,904
Total	$356,059	$7,266	$(327)	$362,998

	As of December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$1,999	$-	$(28)	$1,971
U. S. federal agency obligations	10,370	32	(41)	10,361
Municipal obligations, tax exempt	161,529	353	(2,770)	159,112
Municipal obligations, taxable	53,178	180	(323)	53,035
Agency mortgage-backed securities	158,765	264	(2,953)	156,076
Certificates of deposit	7,790	-	-	7,790
Total	$393,631	$829	$(6,115)	$388,345

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2019 and 2018. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2019
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	23	$5,676	$(16)	$3,473	$(26)	$9,149	$(42)
Municipal obligations, taxable	4	2,563	(55)	-	-	2,563	(55)
Agency mortgage-backed securities	21	15,735	(43)	17,137	(187)	32,872	(230)
Total	48	$23,974	$(114)	$20,610	$(213)	$44,584	$(327)

		As of December 31, 2018
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal treasury securities	1	$-	$-	$1,971	$(28)	$1,971	$(28)
U.S. federal agency obligations	6	145	(1)	7,970	(40)	8,115	(41)
Municipal obligations, tax exempt	296	35,898	(367)	85,921	(2,403)	121,819	(2,770)
Municipal obligations, taxable	86	8,293	(22)	28,984	(301)	37,277	(323)
Agency mortgage-backed securities	101	30,030	(146)	96,155	(2,807)	126,185	(2,953)
Total	490	$74,366	$(536)	$221,001	$(5,579)	$295,367	$(6,115)

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2019, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired.

The table below includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. The amortized cost and fair value of investment securities at December 31, 2019 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$13,114	$13,147
Due after one year but within five years	185,744	188,489
Due after five years but within ten years	82,615	84,462
Due after ten years	74,586	76,900
Total	$356,059	$362,998

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Sales proceeds	$15,318	$21,126	$13,810

Realized gains	$2	$84	$522
Realized losses	(179)	(64)	(24)
Net realized gains	$(177)	$20	$498

Securities with carrying values of $240.0 million and $249.7 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2019 and 2018, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(4) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2019 was $1.1 million compared to $2.8 million at December 31, 2018. The carrying value of the FRB stock was $1.9 million at both December 31, 2019 and 2018. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB, as applicable. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2019 and 2018.

(5) Loans and Allowance for Loan Losses

Loans consisted of the following:

	As of December 31,
(Dollars in thousands)	2019	2018

One-to-four family residential real estate loans	$146,505	$136,895
Construction and land loans	22,459	20,083
Commercial real estate loans	133,501	138,967
Commercial loans	109,612	74,289
Agriculture loans	98,558	96,632
Municipal loans	2,656	2,953
Consumer loans	25,101	25,428
Total gross loans	538,392	495,247
Net deferred loan costs and loans in process	255	(109)
Allowance for loan losses	(6,467)	(5,765)
Loans, net	$532,180	$489,373

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2019
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2019	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765
Charge-offs	(56)	(31)	-	(453)	-	-	(285)	(825)
Recoveries	1	-	-	53	-	6	67	127
Provision for loan losses	107	134	(300)	1,164	109	(6)	192	1,400
Balance at December 31, 2019	$501	$271	$1,386	$1,815	$2,347	$7	$140	$6,467

Allowance for loan losses:
Individually evaluated for loss	$129	$191	$103	$204	$106	$-	$-	$733
Collectively evaluated for loss	372	80	1,283	1,611	2,241	7	140	5,734
Total	$501	$271	$1,386	$1,815	$2,347	$7	$140	$6,467

Loan balances:
Individually evaluated for loss	$1,256	$1,479	$3,461	$1,298	$1,124	$58	$4	$8,680
Collectively evaluated for loss	145,249	20,980	130,040	108,314	97,434	2,598	25,097	529,712
Total	$146,505	$22,459	$133,501	$109,612	$98,558	$2,656	$25,101	$538,392

(Dollars in thousands)
	Year ended December 31, 2018
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2018	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459
Charge-offs	(32)	-	-	(950)	-	-	(178)	(1,160)
Recoveries	4	-	1	22	1	2	36	66
Provision for loan losses	(65)	(13)	145	753	425	(3)	158	1,400
Balance at December 31, 2018	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765

Allowance for loan losses:
Individually evaluated for loss	$100	$103	$67	$27	$13	$-	$-	$310
Collectively evaluated for loss	349	65	1,619	1,024	2,225	7	166	5,455
Total	$449	$168	$1,686	$1,051	$2,238	$7	$166	5,765

Loan balances:
Individually evaluated for loss	$623	$1,808	$3,912	$1,528	$717	$58	$45	$8,691
Collectively evaluated for loss	136,272	18,275	135,055	72,761	95,915	2,895	25,383	486,556
Total	$136,895	$20,083	$138,967	$74,289	$96,632	$2,953	$25,428	$495,247

	Year ended December 31, 2017
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2017	$504	$53	$1,777	$1,119	$1,684	$12	$195	$5,344
Charge-offs	(37)	-	(71)	-	(45)	-	(335)	(488)
Recoveries	11	-	-	20	1	37	84	153
Provision for loan losses	64	128	(166)	87	172	(41)	206	450
Balance at December 31, 2017	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459

Allowance for loan losses:
Individually evaluated for loss	$73	$102	$52	$391	$24	$-	$-	$642
Collectively evaluated for loss	469	79	1,488	835	1,788	8	150	4,817
Total	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459

Loan balances:
Individually evaluated for loss	$747	$2,031	$3,973	$2,002	$833	$140	$34	$9,760
Collectively evaluated for loss	135,468	17,325	116,651	52,589	82,175	3,256	22,012	429,476
Total	$136,215	$19,356	$120,624	$54,591	$83,008	$3,396	$22,046	$439,236

The Company’s impaired loans were $8.7 million at December 31, 2019 and December 31, 2018. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2019 and December 31, 2018 was related to TDRs that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis for impaired loans was immaterial during the years 2019, 2018 and 2017. The following tables present information on impaired loans:

(Dollars in thousands)
	As of December 31, 2019
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$1,297	$1,256	$887	$369	$129	$1,291	$10
Construction and land loans	3,214	1,479	1,288	191	191	1,631	36
Commercial real estate loans	3,461	3,461	3,258	203	103	3,489	478
Commercial loans	1,427	1,298	416	882	204	1,464	11
Agriculture loans	1,339	1,124	613	511	106	1,166	48
Municipal loans	58	58	58	-	-	58	1
Consumer loans	4	4	4	-	-	5	-
Total impaired loans	$10,800	$8,680	$6,524	$2,156	$733	$9,104	$584

	As of December 31, 2018
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$623	$623	$413	$210	$100	$640	$10
Construction and land loans	3,543	1,808	1,383	425	103	2,689	53
Commercial real estate loans	3,912	3,912	2,120	1,792	67	3,928	487
Commercial loans	1,528	1,528	1,446	82	27	1,537	-
Agriculture loans	932	717	529	188	13	844	52
Municipal loans	58	58	58	-	-	58	1
Consumer loans	45	45	45	-	-	49	-
Total impaired loans	$10,641	$8,691	$5,994	$2,697	$310	$9,745	$603

	As of December 31, 2017
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$747	$747	$503	$244	$73	$774	$8
Construction and land loans	3,766	2,031	430	1,601	102	2,033	65
Commercial real estate loans	3,973	3,973	3,888	85	52	3,989	490
Commercial loans	2,002	2,002	11	1,991	391	2,082	-
Agriculture loans	1,048	833	545	288	24	912	1
Municipal loans	140	140	140	-	-	192	5
Consumer loans	34	34	34	-	-	35	-
Total impaired loans	$11,710	$9,760	$5,551	$4,209	$642	$10,017	$569

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2019 or December 31, 2018. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2019
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$79	$593	$-	$672	$1,088	$1,760	$144,745
Construction and land loans	-	-	-	-	898	898	21,561
Commercial real estate loans	1,137	707	-	1,844	1,440	3,284	130,217
Commercial loans	510	68	-	578	1,270	1,848	107,764
Agriculture loans	316	-	-	316	846	1,162	97,396
Municipal loans	-	-	-	-	-	-	2,656
Consumer loans	27	-	-	27	4	31	25,070
Total	$2,069	$1,368	$-	$3,437	$5,546	$8,983	$529,409

Percent of gross loans	0.39%	0.25%	0.00%	0.64%	1.03%	1.67%	98.33%

	As of December 31, 2018
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$131	$206	$-	$337	$442	$779	$136,116
Construction and land loans	-	134	-	134	948	1,082	19,001
Commercial real estate loans	465	-	-	465	1,791	2,256	136,711
Commercial loans	398	20	-	418	1,528	1,946	72,343
Agriculture loans	100	88	-	188	482	670	95,962
Municipal loans	-	-	-	-	-	-	2,953
Consumer loans	106	23	-	129	45	174	25,254
Total	$1,200	$471	$-	$1,671	$5,236	$6,907	$488,340

Percent of gross loans	0.24%	0.10%	0.00%	0.34%	1.06%	1.40%	98.60%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2019, 2018 and 2017, would have increased interest income by $230,000, $254,000 and $185,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2019, 2018 and 2017.

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

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2019		As of December 31, 2018
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$145,311	$1,194	$135,947	$948
Construction and land loans	21,560	899	19,135	948
Commercial real estate loans	130,714	2,787	126,619	12,348
Commercial loans	101,678	7,934	66,490	7,799
Agriculture loans	93,259	5,299	86,917	9,715
Municipal loans	2,656	-	2,953	-
Consumer loans	25,097	4	25,383	45
Total	$520,275	$18,117	$463,444	$31,803

At December 31, 2019, the Company had nine loan relationships consisting of thirteen outstanding loans totaling $3.6 million that were classified as TDRs compared to ten relationships consisting of fourteen outstanding loans totaling $4.0 million that were classified as TDRs at December 31, 2018.

The Company did not classify any loans as TDRs during 2019. A commercial real estate previously classified as a TDR in 2014 paid off during 2019.

During 2018, the Company classified an agriculture loan totaling $64,000 as a TDR after originating a loan to an existing loan relationship that was classified as a TDR in 2016. As part of the restructuring the borrower paid off three loans previously classified as TDRs. Since the agriculture loan relationship was adequately secured, no impairments were recorded against the principal as of December 31, 2019. The Company also classified a $36,000 commercial loan as a TDR after extending the maturity of the loan during 2018. The commercial loan had a $9,000 impairment recorded against the principal balance as of December 31, 2019. An agriculture loan relationship consisting of two loans that were originally classified as TDRs during 2015 and a municipal loan that was classified as a TDR in 2010 were both paid off in 2018.

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

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There was one commercial real estate loan totaling $11,000 that was classified as a TDR during 2017 which defaulted within 12 months of modification. The loan was charged-off during 2017. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of December 31, 2019 and 2018. At December 31, 2019, there was a commitment of $10,000 to lend additional funds on one construction and land loan classified as a TDR. The Company did not record any charge offs against loans classified as TDRs during 2019 and recorded a credit provision for loan loss of $1,000 against TDRs during 2019. The Company did not record any charge-offs against loans classified as TDRs during 2018 and recorded a credit provision for loan loss of $117,000 against TDRs during 2018. The Company recorded charge-offs of $11,000 and a provision for loan loss of $47,000 against TDRs during 2017. The Company allocated $9,000 and $10,000 of the allowance for loan losses recorded against loans classified as TDRs at December 31, 2019 and 2018, respectively.

The following table presents information on loans that were classified as TDRs:

(Dollars in thousands)
	As of December 31, 2019			As of December 31, 2018
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$168	2	$-	$181
Construction and land loans	4	510	581	4	523	860
Commercial real estate loans	1	-	2,021	2	-	2,121
Commercial loans	1	-	28	1	36	-
Agriculture	4	-	278	4	23	235
Municipal loans	1	-	58	1	-	58
Total troubled debt restructurings	13	$510	$3,134	14	$582	$3,455

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2019 and 2018. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2018	$13,661
New loans	10,091
Repayments	(9,549)
Balance at December 31, 2019	$14,203

(6) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $125.4 million and $86.7 million at December 31, 2019 and 2018, respectively, and are generally at variable interest rates. Standby letters of credit totaled $1.9 million at December 31, 2019 and $1.4 million at December 31, 2018.

(7) Goodwill and Intangible Assets

The Company performed its annual step one impairment test as of December 31, 2019. The fair value of the Company’s single reporting unit was compared to the carrying value of the single reporting unit at the measurement date to determine if any impairment existed. Based on the results of the December 31, 2019 step one impairment test, the Company concluded its goodwill was not impaired.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,707)	$311
Lease intangible asset	350	(278)	72
Mortgage servicing rights	6,910	(4,464)	2,446
Total other intangible assets	$9,278	$(6,449)	$2,829

	As of December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,067	$(1,588)	$479
Lease intangible asset	350	(233)	117
Mortgage servicing rights	6,545	(4,050)	2,495
Total other intangible assets	$8,962	$(5,871)	$3,091

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the years ending December 31:

(Dollars in thousands)	Amortization
expense
2020	178
2021	121
2022	58
2023	26
Total	$383

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	As of December 31,
	2019	2018
FHLMC	$509,101	$521,489
FHLB	40,462	10,603

Custodial escrow balances maintained in connection with serviced loans were $4.7 million and $4.5 million at December 31, 2019 and 2018, respectively. Gross service fee income related to such loans was $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	As of December 31,
	2019	2018
Mortgage servicing rights:
Balance at beginning of year	$2,495	$2,811
Additions	943	543
Amortization	(992)	(859)
Balance at end of year	$2,446	$2,495

At December 31, 2019 and 2018, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $5.2 million and $6.2 million at December 31, 2019 and 2018, respectively. Fair value at December 31, 2019 was determined using discount rates ranging from 9.00% to 11.00%, prepayment speeds ranging from 6.00% to 23.21%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.40%. Fair value at December 31, 2018 was determined using discount rates ranging from 9.00% to 11.00%, prepayment speeds ranging from 6.00% to 22.40%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.37%.

The Company had a mortgage repurchase reserve of $235,000 at December 31, 2019 and December 31, 2018, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. As of December 31, 2019, the Company had one outstanding mortgage repurchase request which was settled in January 2020 without incurring a loss.

(8) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2019	2018
Land	Indefinite	$6,279	$6,279
Office buildings and improvements	10 - 50 years	21,047	20,859
Furniture and equipment	3 - 15 years	8,227	7,675
Automobiles	2 - 5 years	651	585
Total premises and equipment		36,204	35,398
Accumulated depreciation		(15,071)	(14,271)
Total premises and equipment, net		$21,133	$21,127

Depreciation expense totaled $1.0 million during the years ended December 31, 2019, 2018 and 2017 and was included in occupancy and equipment expense on the consolidated statements of earnings.

(9) Deposits

The following table presents the maturities of time deposits at December 31, 2019:

(Dollars in thousands)
Year	Amount
2020	$122,901
2021	12,906
2022	6,594
2023	2,976
2024	1,683
Thereafter	3
Total	$147,063

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2019 and 2018 was $41.3 million and $14.2 million, respectively. As of December 31, 2019, the Company had brokered time deposits of $21.8 million which all mature during 2020 compared to $61.9 brokered time which matured during 2019 at December 31, 2018.

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Time deposits	$2,751	$1,195	$593
Money market and checking	2,555	1,833	948
Savings	35	28	28
Total	$5,341	$3,056	$1,569

(10) Federal Home Loan Bank Borrowings

The Bank has a line of credit, renewable annually each September, with the FHLB under which there were $3.0 million of borrowings at December 31, 2019 compared to $20.0 million of borrowings as of December 31, 2018. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (1.79% at December 31, 2019). The Company had issued letters of credit through the FHLB totaling $30.0 million and $10.0 million at December 31 2019 and 2018, respectively to secure municipal deposits. The Company did not have any term advances from FHLB at December 31, 2019 and December 31, 2018.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2019 and 2018, there was a blanket pledge of loans and securities totaling $155.2 million and $156.9 million, respectively. At December 31, 2019 and 2018, the Bank’s total borrowing capacity with the FHLB was approximately $113.1 million and $115.3 million, respectively. At December 31, 2019 and 2018, the Bank’s available borrowing capacity was $78.8 million and $85.0 million, respectively. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(11) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 2.85%. The interest rate at December 31, 2019 and 2018 was 4.79% and 5.37%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.34%. The interest rate at December 31, 2019 and 2018 was 3.23% and 4.13%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by Citizens Bank’s former holding company to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.62%. The interest rate at December 31, 2019 and 2018 was 3.55% and 4.44% respectively.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(12) Other Borrowings

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2020, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2019. As of December 31, 2019 and 2018, the Company did not have an outstanding balance on the line of credit.

At December 31, 2019 and 2018, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $17.4 million and $10.1 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million at December 31, 2019 and 2018. As of December 31, 2019 and 2018, there were no borrowings through these correspondent bank federal funds agreements.

(13) Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $17.5 million at December 31, 2019, and $15.2 million at December 31, 2018, which were secured by $20.1 million and $18.6 million of the Bank’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

(Dollars in thousands)	Years ended December 31,
	2019	2018
Average daily balance during the year	$15,695	$12,388
Average interest rate during the year	0.62%	0.87%
Maximum month-end balance during the year	$17,548	$15,246
Weighted average interest rate at year-end	0.47%	1.00%

	As of December 31, 2019
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$789	$-	$-	$-	$789
U.S. federal agency obligations	1,978	-	-	-	1,978
Agency mortgage-backed securities	14,781	-	-	-	14,781
Total	$17,548	$-	$-	$-	$17,548

	As of December 31, 2018
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$416	$-	$-	$-	$416
U.S. federal agency obligations	5,626	-	-	-	5,626
Agency mortgage-backed securities	9,204	-	-	-	9,204
Total	$15,246	$-	$-	$-	$15,246

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

(Dollars in thousands)	Years ended December 31,
	2019	2018
Non-interest income:
Service charges on deposits
Overdraft fees	$3,591	$3,321
Other	585	529
Interchange income	2,049	1,935
Loan servicing fees (1)	1,367	1,350
Office lease income (1)	642	630
Gains on sales of loans (1)	6,353	5,023
Bank owned life insurance income (1)	752	644
Gains (losses) on sales of investment securities (1)	(177)	20
Gains (losses) on sales of real estate owned	51	(58)
Other	596	2,177
Total non-interest income	$15,809	$15,571

(1) Not within the scope of ASC 606.

The decrease in other non-interest income during 2019 was primarily the result of recoveries of $1.5 million in 2018 on a deposit-related loss that occurred in the third quarter of 2017.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the years 2019 or 2018.

(15) Income Taxes

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. Among other things, the Act reduced our corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result, at December 31, 2017, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax liability resulted in additional income tax benefit of $352,000. After completing our 2017 tax return, income tax expense of $85,000 was recorded in 2018 associated with the re-measurement of our net deferred tax liability.

Income tax expense (benefit) attributable to income from operations consisted of the following:

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Current:
Federal	$1,805	$396	$(1,108)
State	(157)	(197)	(276)
Total current	1,648	199	(1,384)
Deferred:
Federal	(160)	$875	$768
State	22	155	27
Total deferred	(138)	1,030	795
Deferred tax valuation allowance	(57)	(146)	44
Deferred tax remeasurement	-	85	(352)
Income tax (benefit) expense	$1,453	$1,168	$(897)

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Computed “expected” tax expense	$2,544	$2,435	$1,180
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(748)	(850)	(1,346)
Deferred tax remeasurement	-	85	(352)
REIT excise tax	-	-	249
Excess tax benefit from stock option exercise	-	(119)	(107)
Bank owned life insurance	(165)	(140)	(316)
Reversal of unrecognized tax benefits, net	(558)	(512)	(197)
State income taxes, net of federal benefit	407	364	61
Investment tax credits	(15)	(24)	(7)
Other, net	(12)	(71)	(62)
	$1,453	$1,168	$(897)

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2019	2018
Deferred tax assets:
Loans, including allowance for loan losses	$1,590	$1,489
Net operating loss carry forwards	326	383
State taxes	414	398
Acquisition costs	182	202
Deferred compensation arrangements	69	78
Unrealized loss on investment securities available-for-sale	-	1,295
Investments	45	33
Other, net	50	26
Total deferred tax assets	2,676	3,904
Less valuation allowance	(326)	(383)
Total deferred tax assets, net of valuation allowance	2,350	3,521

Deferred tax liabilities:
Unrealized gain on investment securities available-for-sale	1,700	-
Premises and equipment, net of depreciation	361	447
Mortgage servicing rights	492	464
Prepaid expenses	157	209
Intangible assets	181	92
FHLB stock dividends	6	56
Total deferred tax liabilities	2,897	1,268

Net deferred tax (liability) asset	$(547)	$2,253

The Company has Kansas corporate net operating loss carry forwards totaling $5.6 million and $6.6 million as of December 31, 2019 and 2018, respectively, which expire between 2020 and 2027. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2019.

Retained earnings at December 31, 2019 and 2018 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2019	2018
Unrecognized tax benefits at beginning of year	$1,472	$1,505
Gross increases to current year tax positions	554	464
Gross decreases to prior year’s tax positions	(2)	(2)
Lapse of statute of limitations	(608)	(495)
Unrecognized tax benefits at end of year	$1,416	$1,472

Tax years that remain open and subject to audit include the years 2016 through 2019 for both federal and state tax purposes. The Company recognized $608,000 and $495,000 of previously unrecognized tax benefits during 2019 and 2018, respectively. The gross unrecognized tax benefits of $1.4 million and $1.5 million at December 31, 2019 and December 31, 2018, respectively, would favorably impact the effective tax rate by $1.1 million and $1.2 million, respectively, if recognized. During 2019 and 2018, the Company recorded an income tax benefit of $77,000 and $119,000, respectively, associated with interest and penalties. During 2017, the Company recorded $30,000 of income tax expense associated with interest and penalties. As of December 31, 2019 and 2018, the Company has accrued interest and penalties related to the unrecognized tax benefits of $254,000 and $331,000, respectively which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $352,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(16) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $610,000, $468,000 and $519,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

Split Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. The liability totaled $34,000 at December 31, 2019 and $35,000 at December 31, 2018.

Deferred Compensation Agreements. The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their respective retirements. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under these arrangements was $612,000 and $564,000 at December 31, 2019 and 2018, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded income associated with the deferred compensation agreements of $8,000 for the year ended December 31, 2019, and an expense of $2,000 and $3,000 for the years ended December 31, 2018 and 2017. The liability balance is also impacted by changes in the value of the underlying assets supporting the agreements for directors who have not retired.

(17) Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards is recognized on a straight line basis over the vesting period, which is typically four or five years. The stock-based compensation cost related to these awards was $286,000, $223,000 and $172,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recognized tax benefits of $71,000, $194,000, and $180,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

On May 20, 2015, our stockholders approved the 2015 Stock Incentive Plan which authorized the issuance of equity awards covering 319,070 shares of common stock as adjusted for subsequent stock dividends. On August 1, 2017, the Compensation Committee awarded 3,167, as adjusted for subsequent stock dividends, shares of restricted common stock and options to acquire 37,545, as adjusted for subsequent stock dividends, shares of common stock. The restricted stock awards vest ratably over one year and the value was based on a stock price of $25.27 per share on the date such shares were granted as adjusted for subsequent stock dividends. The options vest ratably over four years. On August 1, 2018, the Compensation Committee awarded 11,885, as adjusted for subsequent stock dividends, shares of restricted common stock. The value of the 11,885, as adjusted for subsequent stock dividends, shares was based on a stock price of $26.31 on the date such shares were granted as adjusted for subsequent stock dividends. On August 1, 2019, the Compensation Committee awarded 3,587, as adjusted for subsequent stock dividends, shares of restricted common stock and options to acquire 67,631, as adjusted for subsequent stock dividends, shares of common stock. The restricted stock awards vest ratably over one year and the value was based on a stock price of $22.32 per share on the date such shares were granted as adjusted for subsequent stock dividends. The options vest ratably over four years. The fair value of the options granted were determined using the following weighted-average assumptions as of the grant date:

	Years ended December 31,
	2019	2018	2017
Risk-free interest rate	1.77%	n/a	2.07%
Expected term	7 year	n/a	7 year
Expected stock price volatility	26.06%	n/a	33.30%
Dividend yield	3.41%	n/a	2.74%

A summary of option activity during 2019 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at January 1, 2019	68,706	$17.97	5.1 years	$462
Granted	64,405	$23.44
Effect of 5% stock dividend	6,504
Forfeited/expired	-	$-
Exercised	(3,275)	$10.99
Outstanding at December 31, 2019	136,340	$19.87	6.9 years	$714
Exercisable at December 31, 2019	49,558	$14.43	3.0 years	$529
Fully vested options at December 31, 2019	49,558	$14.43	3.0 years	$529

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Intrinsic value of options exercised (on exercise date)	$42	$1,523	$279
Cash received from options exercised	36	534	228
Excess tax benefit realized from options exercised	$-	$136	$103

As of December 31, 2019, there was $342,000 of unrecognized compensation cost related to the 86,782 outstanding nonvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2020	$130
2021	104
2022	68
2023	40
Total	$342

A summary of nonvested restricted common stock activity during 2019 is presented below:

	Shares	Weighted average grant date price per share
Nonvested restricted common stock at January 1, 2019	16,800	$25.87
Granted	3,416	$23.44
Vested	(6,346)	$26.08
Effect of 5% stock dividend	682
Nonvested restricted common stock at December 31, 2019	14,552	$23.98

As of December 31, 2019, there was $224,000 of total unrecognized compensation cost related to the 14,552 outstanding unvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2020	$132
2021	58
2022	34
Total	$224

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

Fair value estimates of the Company’s financial instruments as of December 31, 2019 and 2018, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31, 2019
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,694	$13,694	$-	$-	$13,694
Investment securities available for sale	362,998	2,316	360,682	-	362,998
Bank stocks, at cost	3,109	n/a	n/a	n/a	n/a
Loans, net	532,180	-	-	538,427	538,427
Loans held for sale	8,497	-	8,497	-	8,497
Derivative financial instruments	532	-	532	-	532
Accrued interest receivable	4,557	2	1,895	2,660	4,557

Financial liabilities:
Non-maturity deposits	$(687,985)	$(687,985)	$-	$-	(687,985)
Time deposits	(147,063)	-	(146,390)	-	(146,390)
FHLB borrowings	(3,000)	-	(3,000)	-	(3,000)
Subordinated debentures	(21,651)	-	(19,527)	-	(19,527)
Other borrowings	(17,548)	-	(17,548)	-	(17,548)
Accrued interest payable	(404)	-	(404)	-	(404)
Derivative financial instruments	(50)	-	(50)	-	(50)

(Dollars in thousands)	As of December 31, 2018
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,114	$19,114	$-	$-	$19,114
Investment securities available-for-sale	388,345	1,971	386,374	-	388,345
Bank stocks, at cost	4,776	n/a	n/a	n/a	n/a
Loans, net	489,373	-	-	494,473	494,473
Loans held for sale	4,743	-	4,743	-	4,743
Derivative financial instruments	522	-	522	-	522
Accrued interest receivable	4,631	-	2,194	2,437	4,631

Financial liabilities:
Non-maturity deposits	$(656,628)	$(656,628)	$-	$-	(656,628)
Time deposits	(167,020)	-	(164,994)	-	(164,994)
FHLB borrowings	(20,000)	-	(20,000)	-	(20,000)
Subordinated debentures	(21,651)	-	(19,678)	-	(19,678)
Other borrowings	(15,246)	-	(15,246)	-	(15,246)
Accrued interest payable	(442)	-	(442)	-	(442)
Derivative financial instruments	(25)	-	(25)	-	(25)

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2019 or 2018.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2019 and 2018, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2019
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$2,316	$2,316	$-	$-
U. S. federal agency obligations	4,106	-	4,106	-
Municipal obligations, tax exempt	145,862	-	145,862	-
Municipal obligations, taxable	46,779	-	46,779	-
Agency mortgage-backed securities	162,031	-	162,031	-
Certificates of deposit	1,904	-	1,904	-
Loans held for sale	8,497	-	8,497	-
Derivative financial instruments	532	-	532	-
Liabilities:
Derivative financial instruments	(50)	-	(50)	-

(Dollars in thousands)		As of December 31, 2018
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$1,971	$1,971	$-	$-
U. S. federal agency obligations	10,361	-	10,361	-
Municipal obligations, tax exempt	159,112	-	159,112	-
Municipal obligations, taxable	53,035	-	53,035	-
Agency mortgage-backed securities	156,076	-	156,076	-
Certificates of deposit	7,790	-	7,790	-
Loans held for sale	4,743	-	4,743	-
Derivative financial instruments	522	-	522	-
Liabilities:
Derivative financial instruments	(25)	-	(25)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain or loss on loans held for sale were as follows:

	As of December 31,
(Dollars in thousands)	2019	2018
Aggregate fair value	$8,497	$4,743
Contractual balance	8,316	4,687
Gain	$181	$56

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

	As of December 31,
(Dollars in thousands)	2019	2018	2017
Interest income	$428	$333	$259
Change in fair value	125	(59)	78
Total change in fair value	$553	$274	$337

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The loan balance of the Company’s impaired loans was $8.7 million at December 31, 2019 and 2018, with an allocated allowance of $733,000 and $310,000, at December 31, 2019 and 2018, respectively.

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

The following table represents the Company’s financial instruments that are measured at fair value on a non-recurring basis as of December 31, 2019 and 2018 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2019			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$240	$-	$-	$240	$(15)
Commercial real estate loans	100	-	-	100	(103)
Commercial loans	678	-	-	678	(177)
Agriculture loans	405	-	-	405	(93)

		As of December 31, 2018			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$110	$-	$-	$110	$(29)
Construction and land	322	-	-	322	(103)
Commercial real estate loans	1,725	-	-	1,725	377
Commercial loans	55	-	-	55	(51)
Agriculture loans	175	-	-	175	11

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measure at fair value on a non-recurring basis as of December 31, 2019 and 2018.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of December 31, 2019
Impaired loans:
One-to-four family residential real estate	$240	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	100	Sales comparison	Adjustment to appraised value	15%
Commercial loans	678	Sales comparison	Adjustment to comparable sales	0%-75%
Agriculture loans	405	Sales comparison	Adjustment to appraised value	0%-30%

As of December 31, 2018
Impaired loans:
One-to-four family residential real estate	$110	Sales comparison	Adjustment to appraised value	0%-20%
Construction and land	322	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	1,725	Sales comparison	Adjustment to appraised value	0%
Commercial loans	55	Sales comparison	Adjustment to comparable sales	0%-15%
Agriculture loans	175	Sales comparison	Adjustment to appraised value	0%

(19) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed as of December 31, 2019, the Company and Bank met all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rule includes a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer is also established above the regulatory minimum capital requirements. This capital conservation buffer was 1.875% for 2018, and increased to its final level of 2.5% on January 1, 2019. The capital conservation buffer increases the common equity Tier 1 capital ratio, and Tier 1 capital and total risk based capital ratios.

As of December 31, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2019 and 2018:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2019
Leverage	$106,938	10.94%	$39,109	4.0%
Common Equity Tier 1 Capital	85,938	13.09%	45,952	7.0%
Tier 1 Capital	106,938	16.29%	55,799	8.5%
Total Risk Based Capital	113,545	17.30%	68,928	10.5%

As of December 31, 2018
Leverage	$99,150	10.34%	$38,373	4.0%
Common Equity Tier 1 Capital	78,150	13.12%	37,982	6.4%
Tier 1 Capital	99,150	16.64%	46,919	7.9%
Total Risk Based Capital	105,055	17.63%	58,835	9.9%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5% for December 31, 2019 and 1.875% for December 31, 2018.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2019 and 2018:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2019
Leverage	$104,510	10.72%	$38,984	4.0%	$48,730	5.0%
Common Equity Tier 1 Capital	104,510	15.94%	45,884	7.0%	42,607	6.5%
Tier 1 Capital	104,510	15.94%	55,716	8.5%	52,439	8.0%
Total Risk Based Capital	111,117	16.95%	68,826	10.5%	65,549	10.0%

As of December 31, 2018
Leverage	$97,112	10.15%	$38,254	4.0%	$47,818	5.0%
Common Equity Tier 1 Capital	97,112	16.33%	37,922	6.4%	38,665	6.5%
Tier 1 Capital	97,112	16.33%	46,844	7.9%	47,588	8.0%
Total Risk Based Capital	103,017	17.32%	58,741	9.9%	59,485	10.0%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5% for December 31, 2019 and 1.875% for December 31, 2018.

(20) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2019	2018
Assets:
Cash and cash equivalents	$173	$100
Investment securities	239	237
Investment in subsidiaries	129,049	112,394
Other	929	942
Total assets	$130,390	$113,673
Liabilities and stockholders’ equity:
Subordinated debentures	$21,651	$21,651
Other	132	121
Stockholders’ equity	108,607	91,901
Total liabilities and stockholders’ equity	$130,390	$113,673

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Dividends from Bank	$4,500	$3,200	$3,700
Interest income	31	29	49
Gain on sale of investment	-	-	493
Other non-interest income	7	7	7
Interest expense	(970)	(1,078)	(898)
Other expense, net	(304)	(325)	(470)
Earnings before equity in undistributed earnings	3,264	1,833	2,881
Increase in undistributed equity of Bank	6,801	7,567	633
Increase in undistributed equity of Nonbank subsidiary	338	740	542
Earnings before income taxes	10,403	10,140	4,056
Income tax benefit	(259)	(286)	(313)
Net earnings	10,662	10,426	4,369
Other comprehensive income (loss)	9,230	(3,579)	1,010
Total comprehensive income	$19,892	$6,847	$5,379

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$10,662	$10,426	$4,369
Increase in undistributed equity of subsidiaries	(7,139)	(8,307)	(1,175)
Amortization of purchase accounting adjustment on subordinated debentures	-	167	200
Gain on sale of investment	-	-	(493)
Other	23	381	(543)
Net cash provided by operating activities	3,546	2,667	2,358

Cash flows from investing activities:
Investment in subsidiary	-	-	(250)
Purchase of investment securities	(1)	-	-
Proceeds from sales of investments	-	7	967
Net cash (used in) provided by investing activities	(1)	7	717

Cash flows from financing activities:
Proceeds from exercise of stock options	36	534	228
Proceeds from other borrowings	-	-	100
Repayments on other borrowings	-	-	(100)
Payment of dividends	(3,508)	(3,325)	(3,108)
Net cash used in financing activities	(3,472)	(2,791)	(2,880)
Net increase (decrease) in cash	73	(117)	195
Cash at beginning of year	100	217	22
Cash at end of year	$173	$100	$217

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2019, the Bank could distribute dividends of up to $15.0 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(21) Commitments, Contingencies and Guarantees

Commitments to extend credit are legally binding agreements to lend to a borrower provided there are no violations of any conditions established in the contract. The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance commercial and standby letters of credit. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements (see Note 6).

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

(22) Deposit-Related Loss

On August 8, 2017, the Company was made aware that checks deposited by our customer from a third party were being returned by another financial institution due to uncollected funds related to the third party. This caused a $10.3 million overdraft balance. From August 8, 2017 through December 31, 2017, the Company’s collection efforts provided $2.2 million in funds to cover a portion of the overdraft, resulting in an $8.1 million pre-tax loss which was included in other non-interest expense in the consolidated statements of earnings for 2017. The Company recovered an additional $1.5 million of this loss during 2018, which includes payments received from the third party whose checks were returned and from insurance claims received. The insurance payments included risk sharing payments from the pool that Landmark Risk Management, Inc. utilizes to spread insurance risk. An investigation of the situation and the potential recovery of losses is ongoing, including whether or not existing insurance policies will cover any more of the loss. The Company intends to protect all of its rights pursuant to this matter and seek all available legal and equitable remedies; however, future recoveries are uncertain. The recovery process is expected to require an extended period of time to resolve, and the Company will likely incur further legal expenses in pursuing our recovery efforts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

Crowe LLP, the Company’s independent registered public accounting firm, has issued its report dated March 12, 2020, on the audited consolidated financial statements of the Company and on the effectiveness of the Company’s internal control over financial reporting. This report is incorporated by reference herein to Item 8 above, under the heading “Report of Independent Registered Public Accounting Firm.”

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K from the sections entitled “Proposal 1 - Election of Directors,” “Delinquent Section 16(a) Reports” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 20, 2020, which will be filed with the SEC no later than 120 days after December 31, 2019 (the “2020 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company	Held position since

Michael E. Scheopner	58	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	52	Vice President, Secretary,	October 2001
		Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Michael E. Scheopner	58	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	52	Executive Vice President, Secretary and Chief Financial Officer	October 2001

Dean R. Thibault	68	Executive Vice President, Chief Lending Officer	January 2018

Mark J. Oliphant	67	Executive Vice President, Market President-Central Region	February 2013

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2020 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2019 for all equity compensation plans:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	136,340	$19.87	181,292
Equity compensation plans not approved by security holders	-	-	-
Total	136,340	$19.87	181,292

(1)	Reflects outstanding options granted under our 2001 and 2015 Stock Incentive Plans and the remaining share reserve under our 2015 Stock Incentive Plan, each as adjusted for stock dividends.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors” and “Certain Relationships and Related Transactions” of the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 2 - Ratification of Crowe LLP as our Independent Registered Public Accounting Firm” of the 2020 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2019 and 2018

Consolidated Statements of Earnings – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 15(a)3. Exhibits

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the registrant’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the registrant’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	Exhibit 3.3 to the registrant’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466)
4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
4.1	Description of the Company’s common stock		X
10.1*	Employment Agreement effective January 1, 2014 between Michael E. Scheopner, the Company and the Bank	Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)

10.2*	Employment Agreement effective November 1, 2013 between Mark A. Herpich, the Company and the Bank	Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.3*	Employment Agreement effective November 1, 2013 between Dean R. Thibault, the Company and the Bank	Exhibit 10.4 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.4*	Amendment to Employment Agreement, dated November 1, 2013 between Dean R. Thibault, the Company and the Bank		X
10.5*	Employment Agreement effective November 1, 2013 between Mark J. Oliphant, the Company and the Bank	Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.6*	Form of Landmark Bancorp, Inc. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement	Exhibit 10.9 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)
10.7*	Form of Landmark Bancorp, Inc. Deferred Compensation Agreements	Exhibit 10.11 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)
10.8*	Landmark Bancorp, Inc. 2001 Stock Incentive Plan	Exhibit 10.1 to the registrant’s Form S-8 filed with the SEC on February 11, 2003 (SEC file no. 333-103091)
10.9*	Landmark Bancorp, Inc. 2015 Stock Incentive Plan	Exhibit 10.20 to the registrant’s report on Form 10-K filed with the SEC on March 14, 2016 (SEC file no. 000-33203)
10.10*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.11*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.12*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.13	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2016, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 10, 2016 (SEC file no. 000-33203)
10.14	Change in Terms Agreement dated November 1, 2017, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 13, 2017 (SEC file no. 000-33203)
10.15	Change in Terms Agreement dated November 1, 2018, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 8, 2018 (SEC file no. 000-33203)
10.16	Change in Terms Agreement dated November 1, 2019, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 8, 2019 (SEC file no. 000-33203)
13.1	Letters to Stockholders and Corporate Information included in 2019 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe LLP		X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements

*Indicates management contract or compensatory plan or arrangement.

Upon written request to the President of the Company, P.O. Box 308, Manhattan, Kansas 66505-0308, copies of the exhibits listed above are available to stockholders of the Company by specifically identifying each exhibit desired in the request. The Company’s filings with the SEC are also available free of charge via the Internet at www.sec.gov, the Company’s website at www.landmarkbancorpinc.com or through the investor relations link at the Bank’s website at www.banklandmark.com.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDMARK BANCORP, INC. (Registrant)

By:	/s/ Michael E. Scheopner	By:	/s/ Mark A. Herpich	March 12, 2020
	Michael E. Scheopner		Mark A. Herpich	date
	President and Chief Executive Officer (Principal Executive Officer)		Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE

/s/ Michael E. Scheopner	March 12, 2020	President, Chief Executive Officer and Director
Michael E. Scheopner	Date	(Principal Executive Officer)

/s/ Patrick L. Alexander	March 12, 2020	Chairman of the Board, Director
Patrick L. Alexander	Date

/s/ Mark A. Herpich	March 12, 2020	Vice President, Secretary, Treasurer and Chief Financial
Mark A. Herpich	Date	Officer (Principal Financial and Accounting Officer)

/s/ Richard A. Ball	March 12, 2020	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 12, 2020	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 12, 2020	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 12, 2020	Director
Jim W. Lewis	Date

/s/ Sandra J Moll	March 12, 2020	Director
Sandra J Moll	Date

/s/ Wayne R. Sloan	March 12, 2020	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 12, 2020	Director
David H. Snapp	Date

