Form 10-Q
period 2020-03-31
LANDMARK BANCORP INC
filed 2020-05-08
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

785) 565-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of exchange on which registered:
Common Stock, par value $0.01 per share	LARK	Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No[  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]          Accelerated filer [X]        Non-accelerated filer [  ]       Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of May 7, 2020, the issuer had outstanding 4,493,638 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and cash equivalents	$28,782	$13,694
Investment securities available-for-sale, at fair value	314,489	362,998
Bank stocks, at cost	3,344	3,109
Loans, net of allowance for loans losses of $7,479 at March 31, 2020 and $6,467 at December 31, 2019	553,736	532,180
Loans held for sale, at fair value	9,753	8,497
Premises and equipment, net	20,991	21,133
Bank owned life insurance	24,963	24,809
Goodwill	17,532	17,532
Other intangible assets, net	2,764	2,829
Real estate owned, net	570	290
Accrued interest and other assets	12,150	11,394
Total assets	$989,074	$998,465

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$204,147	$182,717
Money market and checking	386,167	405,746
Savings	106,003	99,522
Time	134,163	147,063
Total deposits	830,480	835,048

Federal Home Loan Bank borrowings	-	3,000
Subordinated debentures	21,651	21,651
Other borrowings	9,202	17,548
Accrued interest, taxes, and other liabilities	16,607	12,611
Total liabilities	877,940	889,858

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,600,532 and 4,597,396 shares issued at March 31, 2020 and December 31, 2019, respectively	46	46
Additional paid-in capital	69,147	69,029
Retained earnings	36,736	34,293
Treasury stock, at cost: 91,137 and 0 shares at March 31, 2020 and December 31,2019, respectively	(2,023)	-
Accumulated other comprehensive income	7,228	5,239
Total stockholders’ equity	111,134	108,607
Total liabilities and stockholders’ equity	$989,074	$998,465

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2020	2019
Interest income:
Loans:
Taxable	$7,102	$6,435
Tax-exempt	24	26
Investment securities:
Taxable	1,344	1,493
Tax-exempt	848	930
Total interest income	9,318	8,884
Interest expense:
Deposits	983	1,331
Borrowings	233	357
Total interest expense	1,216	1,688
Net interest income	8,102	7,196
Provision for loan losses	1,200	200
Net interest income after provision for loan losses	6,902	6,996
Non-interest income:
Fees and service charges	1,962	1,689
Gains on sales of loans, net	1,193	1,120
Bank owned life insurance	154	159
Gains on sales of investment securities, net	1,770	-
Other	274	288
Total non-interest income	5,353	3,256
Non-interest expense:
Compensation and benefits	4,582	4,143
Occupancy and equipment	1,079	1,062
Data processing	425	414
Amortization of intangibles	277	264
Professional fees	363	396
Advertising	150	166
Federal deposit insurance premiums	38	68
Foreclosure and real estate owned expense	25	41
Other	1,168	1,174
Total non-interest expense	8,107	7,728
Earnings before income taxes	4,148	2,524
Income tax expense	785	341
Net earnings	$3,363	$2,183
Earnings per share (1):
Basic	$0.73	$0.47
Diluted	$0.73	$0.47
Dividends per share	$0.20	$0.19

(1)	Per share amounts for the period ended March 31, 2019 have been adjusted to give effect to the 5% stock dividend paid during December 2019.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2020	2019

Net earnings	$3,363	$2,183

Net unrealized holding gains on available-for-sale securities	4,405	4,727
Less reclassification adjustment for net gains included in earnings	(1,770)	-
Net unrealized gains	2,635	4,727
Income tax effect on net gains included in earnings	434	-
Income tax effect on net unrealized holding gains	(1,080)	(1,158)
Other comprehensive income	1,989	3,569

Total comprehensive income	$5,352	$5,752

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2019	$44	$63,775	$32,073	$-	$(3,991)	$91,901
Net earnings	-	-	2,183		-	2,183
Other comprehensive income	-	-	-		3,569	3,569
Dividends paid ($0.19 per share)	-	-	(875)		-	(875)
Stock-based compensation	-	69	-		-	69
Balance at March 31, 2019	$44	$63,844	$33,381	$-	$(422)	$96,847

Balance at January 1, 2020	$46	$69,029	$34,293	$-	$5,239	$108,607
Net earnings	-	-	3,363	-	-	3,363
Other comprehensive income	-	-	-	-	1,989	1,989
Dividends paid ($0.20 per share)	-	-	(920)	-	-	(920)
Stock-based compensation	-	85	-	-	-	85
Exercise of stock options, 3,136 shares	-	33	-	-	-	33
Purchase of 91,137 treasury shares	-	-	-	(2,023)	-	(2,023)
Balance at March 31, 2020	$46	$69,147	$36,736	$(2,023)	$7,228	$111,134

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$3,363	$2,183
Adjustments to reconcile net earnings to net cash provided by (used by) operating activities:
Provision for loan losses	1,200	200
Amortization of investment security premiums, net	366	440
Amortization of purchase accounting adjustment on loans	(5)	(34)
Amortization of intangibles	277	264
Depreciation	250	246
Increase in cash surrender value of bank owned life insurance	(154)	(159)
Stock-based compensation	85	69
Deferred income taxes	403	(339)
Net gains on sales of investment securities	(1,770)	-
Net losses on sales of foreclosed assets	1	-
Net gains on sales of loans	(1,193)	(1,120)
Proceeds from sales of loans	45,830	25,395
Origination of loans held for sale	(45,893)	(26,139)
Changes in assets and liabilities:
Accrued interest and other assets	(928)	(430)
Accrued expenses, taxes, and other liabilities	2,948	(1,605)
Net cash provided by (used in) operating activities	4,780	(1,029)
Cash flows from investing activities:
Net increase in loans	(23,105)	(1,548)
Maturities and prepayments of investment securities	18,948	14,833
Purchases of investment securities	(10,909)	(7,735)
Proceeds from sales of investment securities	44,508	-
Redemption of bank stocks	680	4,254
Purchase of bank stocks	(915)	(2,472)
Proceeds from sales of premises and equipment and foreclosed assets	45	14
Purchases of premises and equipment, net	(120)	(243)
Net cash provided by investing activities	29,132	7,103
Cash flows from financing activities:
Net decrease in deposits	(4,568)	(1,847)
Federal Home Loan Bank advance borrowings	101,768	101,786
Federal Home Loan Bank advance repayments	(104,768)	(111,486)
Proceeds from other borrowings	1,000	1,567
Repayments on other borrowings	(9,346)	-
Proceeds from exercise of stock options	33	-
Payment of dividends	(920)	(875)
Purchase of treasury stock	(2,023)	-
Net cash used in financing activities	(18,824)	(10,855)
Net increase (decrease) in cash and cash equivalents	15,088	(4,781)
Cash and cash equivalents at beginning of period	13,694	19,114
Cash and cash equivalents at end of period	$28,782	$14,333

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,258	$1,685
Cash paid for operating leases	44	40

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	314	20
Investment securities purchases not yet settled	-	(1,858)
Operating lease asset and related lease liability recorded	-	353

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2020, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three-month interim period ended March 31, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$2,000	$57	$-	$2,057
U. S. federal agency obligations	2,015	148	-	2,163
Municipal obligations, tax exempt	138,118	3,626	(61)	141,683
Municipal obligations, taxable	48,307	1,822	(72)	50,057
Agency mortgage-backed securities	112,570	4,054	-	116,624
Certificates of deposit	1,905	-	-	1,905
Total available-for-sale	$304,915	$9,707	$(133)	$314,489

	As of December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$2,300	$16	$-	$2,316
U. S. federal agency obligations	4,015	91	-	4,106
Municipal obligations, tax exempt	142,391	3,513	(42)	145,862
Municipal obligations, taxable	45,541	1,293	(55)	46,779
Agency mortgage-backed securities	159,908	2,353	(230)	162,031
Certificates of deposit	1,904	-	-	1,904
Total available-for-sale	$356,059	$7,266	$(327)	$362,998

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2020 and December 31, 2019. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of March 31, 2020
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	19	5,220	(60)	436	(1)	5,656	(61)
Municipal obligations, taxable	6	3,307	(72)	-	-	3,307	(72)
Total	25	$8,527	$(132)	$436	$(1)	$8,963	$(133)

		As of December 31, 2019
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	23	5,676	(16)	3,473	(26)	9,149	(42)
Municipal obligations, taxable	4	2,563	(55)	-	-	2,563	(55)
Agency mortgage-backed securities	21	15,735	(43)	17,137	(187)	32,872	(230)
Total	48	$23,974	$(114)	$20,610	$(213)	$44,584	$(327)

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2020, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2020 and December 31, 2019.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired as of December 31, 2019.

The table below sets forth amortized cost and fair value of investment securities at March 31, 2020. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$8,256	$8,286
Due after one year but within five years	139,382	143,620
Due after five years but within ten years	81,323	84,067
Due after ten years	75,954	78,516
Total	$304,915	$314,489

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2020	2019

Sales proceeds	$44,508	$-

Realized gains	$1,772	$-
Realized losses	(2)	-
Net realized gains	$1,770	$-

Securities with carrying values of $204.2 million and $240.0 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at March 31, 2020 and December 31, 2019, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2020	2019

One-to-four family residential real estate	$148,994	$146,505
Construction and land	24,657	22,459
Commercial real estate	141,712	133,501
Commercial	121,271	109,612
Agriculture	96,120	98,558
Municipal	2,628	2,656
Consumer	25,662	25,101
Total gross loans	561,044	538,392
Net deferred loan costs and loans in process	171	255
Allowance for loan losses	(7,479)	(6,467)
Loans, net	$553,736	$532,180

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2020
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at January 1, 2020	$501	$271	$1,386	$1,815	$2,347	$7	$140	$6,467
Charge-offs	-	(100)	-	(33)	-	-	(87)	(220)
Recoveries	-	-	-	1	-	6	25	32
Provision for loan losses	152	54	242	642	34	(6)	82	1,200
Balance at March 31, 2020	$653	$225	$1,628	$2,425	$2,381	$7	$160	$7,479

	Three months ended March 31, 2019
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at January 1, 2019	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765
Charge-offs	-	-	-	-	-	-	(49)	(49)
Recoveries	1	-	-	1	-	6	14	22
Provision for loan losses	24	(12)	185	113	(110)	(6)	6	200
Balance at March 31, 2019	$474	$156	$1,871	$1,165	$2,128	$7	$137	$5,938

	As of March 31, 2020
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	$129	$91	$52	$235	$36	$-	$-	$543
Collectively evaluated for loss	524	134	1,576	2,190	2,345	7	160	6,936
Total	$653	$225	$1,628	$2,425	$2,381	$7	$160	$7,479

Loan balances:
Individually evaluated for loss	$1,436	$1,319	$5,504	$1,576	$690	$58	$15	$10,598
Collectively evaluated for loss	147,558	23,338	136,208	119,695	95,430	2,570	25,647	550,446
Total	$148,994	$24,657	$141,712	$121,271	$96,120	$2,628	$25,662	$561,044

	As of December 31, 2019
(Dollars in thousands)	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	$129	$191	$103	$204	$106	$-	$-	$733
Collectively evaluated for loss	372	80	1,283	1,611	2,241	7	140	5,734
Total	$501	$271	$1,386	$1,815	$2,347	$7	$140	$6,467

Loan balances:
Individually evaluated for loss	$1,256	$1,479	$3,461	$1,298	$1,124	$58	$4	$8,680
Collectively evaluated for loss	145,249	20,980	130,040	108,314	97,434	2,598	25,097	529,712
Total	$146,505	$22,459	$133,501	$109,612	$98,558	$2,656	$25,101	$538,392

The Company recorded net loan charge-offs of $188,000 during the first quarter of 2020 compared to net loan charge-offs of $27,000 during the first quarter of 2019.

The Company’s impaired loans increased from $8.7 million at December 31, 2019 to $10.6 million at March 31, 2020. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2020 and December 31, 2019, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three months ended March 31, 2020 and 2019. The following tables present information on impaired loans:

(Dollars in thousands)	As of March 31, 2020
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,477	$1,436	$1,067	$369	$129	$1,442	$2
Construction and land	3,154	1,319	1,228	91	91	1,353	7
Commercial real estate	5,504	5,504	5,308	196	52	5,510	118
Commercial	1,710	1,576	680	896	235	1,578	1
Agriculture	905	690	514	176	36	733	13
Municipal	58	58	58	-	-	58	-
Consumer	15	15	15	-	-	15	-
Total impaired loans	$12,823	$10,598	$8,870	$1,728	$543	$10,689	$141

(Dollars in thousands)	As of December 31, 2019
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,297	$1,256	$887	$369	$129	$1,291	$10
Construction and land	3,214	1,479	1,288	191	191	1,631	36
Commercial real estate	3,461	3,461	3,258	203	103	3,489	478
Commercial	1,427	1,298	416	882	204	1,464	11
Agriculture	1,339	1,124	613	511	106	1,166	48
Municipal	58	58	58	-	-	58	1
Consumer	4	4	4	-	-	5	-
Total impaired loans	$10,800	$8,680	$6,524	$2,156	$733	$9,104	$584

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at March 31, 2020 or December 31, 2019.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2020
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$67	$221	$-	$288	$1,271	$1,559	$147,435
Construction and land	-	-	-	-	796	796	23,861
Commercial real estate	265	64	-	329	3,483	3,812	137,900
Commercial	201	127	-	328	1,548	1,876	119,395
Agriculture	456	1,262	-	1,718	447	2,165	93,955
Municipal	-	-	-	-	-	-	2,628
Consumer	11	-	-	11	15	26	25,636
Total	$1,000	$1,674	$-	$2,674	$7,560	$10,234	$550,810

Percent of gross loans	0.18%	0.30%	0.00%	0.48%	1.35%	1.83%	98.17%

(Dollars in thousands)	As of December 31, 2019
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$79	$593	$-	$672	$1,088	$1,760	$144,745
Construction and land	-	-	-	-	898	898	21,561
Commercial real estate	1,137	707	-	1,844	1,440	3,284	130,217
Commercial	510	68	-	578	1,270	1,848	107,764
Agriculture	316	-	-	316	846	1,162	97,396
Municipal	-	-	-	-	-	-	2,656
Consumer	27	-	-	27	4	31	25,070
Total	$2,069	$1,368	$-	$3,437	$5,546	$8,983	$529,409

Percent of gross loans	0.39%	0.25%	0.00%	0.64%	1.03%	1.67%	98.33%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2020 and 2019 would have increased interest income by $120,000 and $124,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2020 and 2019.

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

The following table provides information on the Company’s risk categories by loan class:

	As of March 31, 2020		As of December 31, 2019
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate	$147,591	$1,403	$145,311	$1,194
Construction and land	23,861	796	21,560	899
Commercial real estate	137,577	4,135	130,714	2,787
Commercial	113,195	8,076	101,678	7,934
Agriculture	90,158	5,962	93,259	5,299
Municipal	2,628	-	2,656	-
Consumer	25,647	15	25,097	4
Total	$540,657	$20,387	$520,275	$18,117

At March 31, 2020, the Company had nine loan relationships consisting of thirteen outstanding loans that were classified as TDRs. There were no loans classified as TDRs during the first three months of 2020 or 2019.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of March 31, 2020 and 2019. The Company did not record any charge-offs against loans classified as TDRs in the first quarter of 2020 or 2019. A credit provision of $1,000 was recorded in the three months ended March 31, 2020 compared to no provision related to TDRs recorded in the three months ended March 31, 2019. The Company allocated $9,000 of the allowance for loan losses recorded against loans classified as TDRs at March 31, 2020 and December 31, 2019.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of March 31, 2020			As of December 31, 2019
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	2	$-	$165	2	$-	$168
Construction and land	4	508	523	4	510	581
Commercial real estate	1	-	2,021	1	-	2,021
Commercial	1	-	28	1	-	28
Agriculture	4	-	243	4	-	278
Municipal	1	-	58	1	-	58
Total troubled debt restructurings	13	$508	$3,038	13	$510	$3,134

As of March 31, 2020, the Company had 12 loan modifications on outstanding loan balances of $8.4 million in connection with the Coronavirus Disease 2019 (COVID-19) pandemic. These modifications consisted of payment deferrals that were less than 180 days and consisted of either the full loan payment or just the principal component. Consistent with regulatory guidance, the Company also entered into short-term forbearance plans or short-term repayment plans on three one-to-four family residential mortgage loans totaling $682,000 as of March 31, 2020. Based on the Joint Interagency Regulatory Guidance, these loan modifications were not classified as TDRs and are excluded from the table above.

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2019 concluded that its goodwill was not impaired. The Company concluded there was triggering event during the first three months of 2020 that required an interim goodwill impairment test. The Company’s interim step one impairment test as of March 31, 2020 concluded that its goodwill was not impaired.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of March 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,742)	$276
Lease intangible asset	350	(290)	60
Mortgage servicing rights	7,000	(4,572)	2,428
Total other intangible assets	$9,368	$(6,604)	$2,764

(Dollars in thousands)	As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,707)	$311
Lease intangible asset	350	(278)	72
Mortgage servicing rights	6,910	(4,464)	2,446
Total other intangible assets	$9,278	$(6,449)	$2,829

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2020 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2020	$131
2021	121
2022	58
2023	26
Total	$336

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	March 31,	December 31,
	2020	2019
FHLMC	$511,759	$509,101
FHLB	42,155	40,462
Total	$553,914	$549,563

Custodial escrow balances maintained in connection with serviced loans were $8.2 million and $4.7 million at March 31, 2020 and December 31, 2019, respectively. Gross service fee income related to such loans was $357,000 and $335,000 for the three months ended March 31, 2020 and 2019, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights was as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2020	2019
Mortgage servicing rights:
Balance at beginning of period	$2,446	$2,495
Additions	212	97
Amortization	(230)	(208)
Balance at end of period	$2,428	$2,384

The fair value of mortgage servicing rights was $4.3 million and $5.2 million at March 31, 2020 and December 31, 2019, respectively. Fair value at March 31, 2020 was determined using discount rates ranging from 9.00% to 11.00%; prepayment speeds ranging from 6.00% to 22.91%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.42%. Fair value at December 31, 2019 was determined using discount rates ranging from 9.00% to 11.00%, prepayment speeds ranging from 6.00% to 23.21%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.40%.

The Company had a mortgage repurchase reserve of $235,000 at both March 31, 2020 and December 31, 2019, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first three months of 2020 and 2019.

5. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computations for the three months ended March 31, 2020 and 2019 excluded 100,039 and 32,408, respectively, of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2020	2019
Net earnings	$3,363	$2,183

Weighted average common shares outstanding - basic (1)	4,579,592	4,590,722
Assumed exercise of stock options (1)	18,211	14,886
Weighted average common shares outstanding - diluted (1)	4,597,803	4,605,608
Earnings per share (1):
Basic	$0.73	$0.47
Diluted	$0.73	$0.47

(1)	Share and per share values for the period ended March 31, 2019 have been adjusted to give effect to the 5% stock dividend paid during December 2019.

6.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $9.0 million at March 31, 2020 and $17.5 million at December 31, 2019, which were secured by $12.2 million and $20.1 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of March 31, 2020
(dollars in thousands)	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$1,503	$-	$-	$-	$1,503
Agency mortgage-backed securities	7,449	-	-	-	7,449
Total	$8,952	$-	$-	$-	$8,952

	As of December 31, 2019
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$789	$-	$-	$-	$789
U.S. federal agency obligations	1,978	-	-	-	1,978
Agency mortgage-backed securities	14,781	-	-	-	14,781
Total	$17,548	$-	$-	$-	$17,548

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

	Three months ended
(Dollars in thousands)	March 31,
	2020	2019
Non-interest income:
Service charges on deposits
Overdraft fees	$873	$777
Other	146	126
Interchange income	535	435
Loan servicing fees (1)	357	335
Office lease income (1)	162	161
Gains on sales of loans (1)	1,193	1,120
Bank owned life insurance income (1)	154	159
Gains on sales of investment securities (1)	1,770	-
Losses on sales of real estate owned	(1)	-
Other	164	143
Total non-interest income	$5,353	$3,256

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first three months of 2020 or 2019.

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

Fair value estimates of the Company’s financial instruments as of March 31, 2020 and December 31, 2019,

including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of March 31, 2020
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$28,782	$28,782	$-	$-	$28,782
Investment securities available-for-sale	314,489	2,057	312,432	-	314,489
Bank stocks, at cost	3,344	n/a	n/a	n/a	n/a
Loans, net	553,736	-	-	564,022	564,022
Loans held for sale	9,753	-	9,753	-	9,753
Derivative financial instruments	1,576	-	1,576	-	1,576
Accrued interest receivable	4,508	10	1,716	2,782	4,508

Financial liabilities:
Non-maturity deposits	$(696,317)	$(696,317)	$-	$-	(696,317)
Time deposits	(134,163)	-	(134,491)	-	(134,491)
FHLB borrowings	-	-	-	-	-
Subordinated debentures	(21,651)	-	(19,232)	-	(19,232)
Other borrowings	(9,202)	-	(9,202)	-	(9,202)
Accrued interest payable	(362)	-	(362)	-	(362)
Derivative financial instruments	(1,128)	-	(1,128)	-	(1,128)

	As of December 31, 2019
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,694	$13,694	$-	$-	$13,694
Investment securities available-for-sale	362,998	2,316	360,682	-	362,998
Bank stocks, at cost	3,109	n/a	n/a	n/a	n/a
Loans, net	532,180	-	-	538,427	538,427
Loans held for sale	8,497	-	8,497	-	8,497
Derivative financial instruments	532	-	532	-	532
Accrued interest receivable	4,557	2	1,895	2,660	4,557

Financial liabilities:
Non-maturity deposits	$(687,985)	$(687,985)	$-	$-	(687,985)
Time deposits	(147,063)	-	(146,390)	-	(146,390)
FHLB borrowings	(3,000)	-	(3,000)	-	(3,000)
Subordinated debentures	(21,651)	-	(19,527)	-	(19,527)
Other borrowings	(17,548)	-	(17,548)	-	(17,548)
Accrued interest payable	(404)	-	(404)	-	(404)
Derivative financial instruments	(50)	-	(50)	-	(50)

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2020 or during the year ended December 31, 2019.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2020
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,057	$2,057	$-	$-
U. S. federal agency obligations	2,163	-	2,163	-
Municipal obligations, tax exempt	141,683	-	141,683	-
Municipal obligations, taxable	50,057	-	50,057	-
Agency mortgage-backed securities	116,624	-	116,624	-
Certificates of deposit	1,905	-	1,905	-
Loans held for sale	9,753	-	9,753	-
Derivative financial instruments	1,576	-	1,576	-
Liability:
Derivative financial instruments	(1,128)	-	(1,128)	-

		As of December 31, 2019
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,316	$2,316	$-	$-
U. S. federal agency obligations	4,106	-	4,106	-
Municipal obligations, tax exempt	145,862	-	145,862	-
Municipal obligations, taxable	46,779	-	46,779	-
Agency mortgage-backed securities	162,031	-	162,031	-
Certificates of deposit	1,904	-	1,904	-
Loans held for sale	8,497	-	8,497	-
Derivative financial instruments	532	-	532	-
Liability:
Derivative financial instruments	(50)	-	(50)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2020	2019
Aggregate fair value	$9,753	$8,497
Contractual balance	9,707	8,316
Gain	$46	$181

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

	Three months ended
	March 31,
(Dollars in thousands)	2020	2019
Interest income	$56	$51
Change in fair value	(135)	148
Total change in fair value	$(79)	$199

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $10.6 million and $8.7 million, with an allocated allowance of $543,000 and $733,000, at March 31, 2020 and December 31, 2019, respectively.

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

The following tables represent the Company’s financial instruments that are measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of March 31, 2020			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$240	$-	$-	$240	$1
Commercial real estate	144	-	-	144	51
Commercial	661	-	-	661	(31)
Agriculture	140	-	-	140	70

		As of December 31, 2019			Total
		Fair value hierarchy			(losses)/
	Total	Level 1	Level 2	Level 3	gains
Assets:
Impaired loans:
One-to-four family residential real estate	$240	$-	$-	$240	$(15)
Commercial real estate	100	-	-	100	(103)
Commercial	678	-	-	678	(177)
Agriculture	405	-	-	405	(93)

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2020
Impaired loans:
One-to-four family residential real estate	$240	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	144	Sales comparison	Adjustment to appraised value	15%
Commercial	661	Sales comparison	Adjustment to comparable sales	0%-69%
Agriculture	140	Sales comparison	Adjustment to appraised value	0%-30%

As of December 31, 2019
Impaired loans:
One-to-four family residential real estate	$240	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	100	Sales comparison	Adjustment to appraised value	15%
Commercial	678	Sales comparison	Adjustment to comparable sales	0%-75%
Agriculture	405	Sales comparison	Adjustment to appraised value	0%-30%

9.	Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rule includes a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, equal to 2.5% of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The capital conservation buffer increases the common equity Tier 1 capital ratio, and Tier 1 capital and total risk based capital ratios.

As of March 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2020 and December 31, 2019:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of March 31, 2020
Leverage	$107,546	11.20%	$38,402	4.0%
Common Equity Tier 1 Capital	86,546	12.94%	46,835	7.0%
Tier 1 Capital	107,546	16.07%	56,871	8.5%
Total Risk Based Capital	115,165	17.21%	70,253	10.5%

As of December 31, 2019
Leverage	$106,938	10.94%	$39,109	4.0%
Common Equity Tier 1 Capital	85,938	13.09%	45,952	7.0%
Tier 1 Capital	106,938	16.29%	55,799	8.5%
Total Risk Based Capital	113,545	17.30%	68,928	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2020 and December 31, 2019:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of March 31, 2020
Leverage	$105,239	10.77%	$39,104	4.0%	$48,880	5.0%
Common Equity Tier 1 Capital	105,239	15.75%	46,763	7.0%	43,423	6.5%
Tier 1 Capital	105,239	15.75%	567,884	8.5%	53,444	8.0%
Total Risk Based Capital	112,858	16.89%	70,145	10.5%	66,805	10.0%

As of December 31, 2019
Leverage	$104,510	10.72%	$38,984	4.0%	$48,730	5.0%
Common Equity Tier 1 Capital	104,510	15.94%	45,884	7.0%	42,607	6.5%
Tier 1 Capital	104,510	15.94%	55,716	8.5%	52,439	8.0%
Total Risk Based Capital	111,117	16.95%	68,826	10.5%	65,549	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

10.	Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount, and no reserve is recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. For public entities, the amendments of the update became effective on January 1, 2020. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. Because the Company is a smaller reporting company, the proposed delay is applicable to the Company, and the Company plans to delay the implementation of CECL until January 1, 2023. Management formed an implementation committee that has implemented a process to collect the data and is utilizing a vendor solution for the new standard. Initial calculations estimate the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time. Management will utilize the delay to continue to refine and back test the CECL calculation. The internal controls over financial reporting specifically related to CECL are in the design stage and are currently being evaluated.

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19-related loan modifications as TDRs. The interagency guidance was effective immediately and is expected to have a material impact on the Company’s financial statements.

11.	COVID-19 Pandemic

The COVID-19 pandemic in the United States is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty. The COVID-19 pandemic could adversely impact our customers, employees or vendors which may impact our operations and financial results. The COVID-19 pandemic may cause economic declines in excess of current projections, or if the pandemic lasts longer than currently projected, the Company’s provision for loan losses may remain elevated or increase in future periods. The Company expects to see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic and will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19. The COVID-19 pandemic may also impact the Company’s deposit balances and service charge income. In addition, the fair value of certain assets may be adversely impacted by the pandemic and the economic downturn, including the fair value of goodwill, mortgage servicing rights and other real estate. These declines could result in impairments in future periods. The pandemic has caused a significant decline in market interest rates which may cause our net interest margin to decline. At this time, the full impact of the COVID-19 pandemic on the Company’s financial statements is uncertain.

As of April 30, 2020, the Company had 111 COVID-19 loan modifications related to deferrals of loan payments on outstanding loan balances of $43.5 million. Consistent with regulatory guidance, the Company also entered into short-term forbearance plans or short-term repayment plans on 12 one-to-four family residential mortgage loans totaling $1.6 million as of April 30, 2020. The Company had originated 739 loans totaling $123.6 million under the Small Business Administration’s paycheck protection program as of April 30, 2020.

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

Landmark Risk Management, Inc., which was formed and began operations on May 31, 2017, is a Nevada-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today’s insurance marketplace. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. As of May 31, 2019, Landmark Risk Management, Inc. exited the pool resources relationship of which it was previously a member. Management expects that it will join a new pool during May 2020 and resume providing insurance to the Company and the Bank at that time.

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees, gains from the sale of newly originated loans and gains or losses on investments and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, federal deposit insurance costs, data processing expenses and provision for loan losses.

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

Significant Developments – Impact of COVID-19. The COVID-19 pandemic in the United States is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Kansas, where individual and governmental responses to the COVID-19 pandemic have led to a broad curtailment of economic activity beginning in March 2020. In Kansas, the Governor issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities, which order was effective beginning March 28, 2020. This order remained in effect through May 3, 2020 with some of the restrictions lifted after May 3, 2020, and some of the restrictions staying in place after that date. The Bank and its branches have remained open during these orders because banks have been deemed essential businesses. The Bank has been serving its customers through its digital banking platforms and drive-thru services, while branch lobbies have been open by appointment only.

Across the United States, as a result of stay-at-home orders, many states have experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. The unemployment rate in Kansas was 3.1 percent in March 2020, but does not reflect the surge in unemployment claims which have increased to approximately 200,000 as a result of economic impacts of the COVID-19 pandemic.

To date, many of the public health and economic effects of COVID-19 have been concentrated in large cities, such as New York City, but we anticipate that similar effects will occur on a more delayed basis in smaller cities and communities, where our banking operations are primarily focused.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.

●	On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See footnotes 3 and 11 of the financial statements for additional information.

●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See footnotes 3 and 11 of the financial statements for additional information.

●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (“MSNLF”), and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

Effects on Our Business. We currently expect that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurant, hospitality and agriculture industries will continue to endure significant economic distress, which may cause them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our one-to-four family residential real estate loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●

We established a pandemic response team, which has been meeting almost daily since mid-March to address changes resulting from the COVID-19 pandemic. We have a significant portion of our associates working from home and for those that remain in our bank facilities have enhanced safety precautions in place for their safety. We have repositioned associates to support our customer care – call center to handle increased volumes of customer requests and to support our customer’s access to our digital banking platforms.

●	As a preferred lender with the SBA, we were able and prepared to immediately respond to help existing and new clients access the PPP authorized by the CARES Act. As of April 30, 2020, we have funded 739 loans totaling approximately $123.6 million.

●	We have suspended foreclosure proceedings, offered fee waivers and provided relief through loan forbearance and modification programs, including temporary interest only and payment deferral accommodations.

●	With the safety and well-being of our customers and associates foremost in mind, we limited access to our bank lobbies while keeping our drive-through lanes open and encouraging our customers to use our online and mobile banking applications or call our customer care center.

●	In May 2020, we declared our 75th consecutive quarterly dividend and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the projected length and depth of any economic recession. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for goodwill and the accounting for income taxes, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 12, 2020.

Summary of Results. During the first quarter of 2020, we recorded net earnings of $3.4 million, which was an increase of $1.2 million from the $2.2 million of net earnings recorded in the first quarter of 2019. The increase in net earnings was primarily due to $1.8 million of gains on sales of investment securities and higher net interest income, which were partially offset by a higher provision for loan losses.

The following table summarizes earnings and key performance measures for the periods presented:

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2020	2019
Net earnings:
Net earnings	$3,363	$2,183
Basic earnings per share (1)	$0.73	$0.47
Diluted earnings per share (1)	$0.73	$0.47
Earnings ratios:
Return on average assets (2)	1.35%	0.91%
Return on average equity (2)	12.21%	9.52%
Equity to total assets	11.24%	9.87%
Net interest margin (2) (3)	3.67%	3.41%
Dividend payout ratio	27.40%	40.00%

(1)	Per share values for the period ended March 31, 2019 have been adjusted to give effect to the 5% stock dividend paid during December 2019.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income was $9.3 million for the quarter ended March 31, 2020, which was an increase of $434,000 as compared to the same period of 2019. Interest income on loans increased $665,000, or 10.3%, to $7.1 million for the quarter ended March 31, 2020, compared to the same period of 2019 due primarily to an increase in our average loan balances, which increased from $491.7 million in the first quarter of 2019 to $546.9 million in the first quarter of 2020. Partially offsetting the higher average balances were lower yields on loans, which decreased from 5.33% in the first quarter of 2019 to 5.24% in the first quarter of 2020. The Federal Reserve decreased the target federal funds interest rate by a total of 75 basis points in the second half of 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds interest rate by a total of 150 basis points in March 2020. These decreases impacted yields on loans between 2019 and 2020. We anticipate that our yield on loans will be adversely affected in future periods as a result of the COVID-19 pandemic. Interest income on investment securities decreased $231,000, or 9.5%, to $2.2 million for the first quarter of 2020, as compared to $2.4 million in the same period of 2019. The decrease in interest income on investment securities was the result of lower average balances, which decreased from $389.4 million in the first quarter of 2019 to $361.3 million in the first quarter of 2020, and lower rates, which decreased from 2.75% in the first quarter of 2019 to 2.67% in the first quarter of 2020.

Interest Expense. Interest expense during the quarter ended March 31, 2020 decreased $472,000, or 28.0%, to $1.2 million as compared to the same period of 2019. Interest expense on interest-bearing deposits decreased $348,000, or 26.2%, to $983,000 for the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019. Our total cost of interest-bearing deposits decreased from 0.83% in the first quarter of 2019 to 0.61% in the first quarter of 2020 as a result of lower rates paid on money market and checking accounts, as the rates reprice based on market indexes, and lower rates on our certificates of deposits. Also contributing to lower interest expense was a decrease in average interest-bearing deposit balances, which decreased from $649.0 million in the first quarter of 2019 to $644.8 million in the first quarter of 2020. For the first quarter of 2020, interest expense on borrowings decreased $124,000, or 34.7%, to $233,000 as compared to the same period of 2019 due to a decrease in our average outstanding borrowings, which decreased from $47.8 million in the first quarter of 2019 to $41.1 million in the same period of 2020, and lower rates, which decreased from 3.03% in the first quarter of 2019 to 2.28% in the same period of 2020.

Net Interest Income. Net interest income increased $906,000 or 12.6%, to $8.1 million for the first quarter of 2020 compared to the same period of 2019. The increase was a result of a 3.3% increase in average interest-earning assets, from $883.0 million in the first quarter of 2019 to $912.4 million in the first quarter of 2020. The increase in average interest-earning assets was primarily driven by growth in our loan portfolio, which contributed to an increase in net interest margin, on a tax equivalent basis, from 3.41% in the first quarter of 2019 to 3.67% in the same period of 2020.

As a result of the COVID-19 pandemic, we have originated approximately $123.6 million of PPP loans from April 3, 2020 through April 30, 2020. These loans have an interest rate of 1.00% plus the amortization of the origination fee which will increase the yield. The maturity date of these loans is two years unless the borrower’s loan is forgiven, in which case the loan may be repaid sooner. While the cost of our funds is lower than the yield on these loans, the interest rate spread is lower than we generally have received. As a result of the origination of PPP loans, our net interest income may increase in future periods, but our net interest margin will likely decline. In addition, the COVID-19 pandemic has slowed our origination of new loans, excluding PPP loans, which may lead to lower net interest income and net interest margin in future periods. The decline in market interest rates will also likely adversely impact our net interest income and net interest margin as a result of lower yields on loans and investment securities exceeding the benefit of a lower cost of funds.

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

During the first quarter of 2020, we recorded a provision for loan losses of $1.2 million compared to a provision for loan losses of $200,000 during the first quarter of 2019. We recorded net loan charge-offs of $188,000 during the first quarter of 2020 compared to $27,000 during the first quarter of 2019. The increase in our provision for loan losses during 2020 was primarily due to the projected economic impact of the COVID-19 pandemic. If the COVID-19 pandemic causes economic declines in excess of our projections, or if the pandemic lasts longer than currently projected, our provision for loan losses may remain elevated or increase in future periods. We expect to see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic. We will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $5.4 million in the first quarter of 2020, compared to $3.3 million in the same period of 2019. The increase in non-interest income was primarily due to $1.8 million of gains on sales of investment securities due to approximately $44 million of mortgage-backed investment securities sold during the first quarter of 2020. We sold high coupon mortgage-backed investment securities after comparing the market prices to the risks of accelerating prepayment speeds. Also contributing to the increase in non-interest income was an increase of $273,000 in fees and service charges, which were primarily due to higher fee income on deposit accounts. Our gains on sales of loans increased $73,000 in the first quarter of 2020 as our originations of one-to-four family residential real estate loans increased due to the decline in mortgage interest rates. We anticipate our origination levels to remain elevated for some time as a result of increased refinancings: however, the impact of the COVID-19 pandemic may slow these volumes if our borrowers are impacted by the economic slowdown.

Non-interest Expense. Non-interest expense increased $379,000, or 4.9%, to $8.1 million for the first quarter of 2020 compared to the same period of 2019. The increase in non-interest expense was primarily due to an increase of $439,000 in compensation and benefits as a result of the addition of bank employees, increased compensation and higher benefit costs. Partially offsetting that increase was a decrease of $30,000 in federal deposit insurance premiums after the bank utilized its remaining federal deposit insurance premium credits during the first quarter 2020. Also offsetting the increase was a decrease of $33,000 in professional fees which was due primarily to a decrease in costs associated with an external audit of our internal controls over financial reporting as a result of the expectation that the Company will no longer qualify as an accelerated filer for its Form 10-K for the year ending December 31, 2020 based on the change in the definition of accelerated filer.

Income Tax Expense. During the first quarter of 2020, we recorded income tax expense of $785,000, compared to $341,000 during the same period of 2019. The effective tax rate increased from 13.5% in the first quarter of 2019 to 18.9% in the first quarter of 2020, primarily due to an increase in earnings before income taxes while our tax-exempt income declined over the comparable periods.

Financial Condition. Economic conditions in the United States deteriorated during the first quarter of 2020 as the impact of COVID-19 caused portions of the economy to shut down. On March 28, 2020, a stay at home order was issued for the entire state of Kansas, which expanded previously issued local orders. This stay at home order was lifted on May 3, 2020 with a phased approach to reopening the Kansas economy. While we believe the State of Kansas is still in the early stages of being affected by the COVID-19 pandemic, the geographic markets in which the Company operates have been significantly impacted by this pandemic. The Company’s allowance for loan losses at March 31, 2020 included projections of the economic impact of COVID-19 on our loan portfolio. COVID-19 will likely cause an increase in our delinquent and non-accrual loans as time passes and the economic slowdown impacts our customers. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While we anticipate an increase in problem assets as a result of COVID-19, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future. The tables below show additional information on the diversification of industry types within our commercial real estate and commercial loan categories:

(dollars in thousands)	As of April 30, 2020
	Loan	Number of
	balance	loans
Real estate rental and leasing	$15,476	44
Hospitality and restaurants	8,351	11
Manufacturing	3,652	14
Health care and social assistance	3,145	8
Educational services	3,099	3
Construction and specialty contractors	2,156	4
Other	7,582	27
Total COVID-19 loan restructurings	$43,461	111

(dollars in thousands)	As of March 31, 2020
	Loan	Percent of
	balance	total loans
Commercial real estate loans:
Real estate rental and leasing	$72,521	12.9%
Hotels	14,339	2.6%
Retail	8,924	1.6%
Health care and social assistance	8,136	1.5%
Restaurants	6,111	1.1%
Construction and specialty contractors	4,695	0.8%
Educational services	4,662	0.8%
Other	22,324	4.0%
Total commercial real estate loans	$141,712	25.3%

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets decreased to $989.1 million at March 31, 2020, compared to $998.5 million at December 31, 2019. The decrease in our total assets was primarily the result of the strategic sale of agency mortgage-backed investment securities during the first quarter of 2020. Investment securities decreased from $363.0 million at December 31, 2019 to $314.5 million at March 31, 2020. Net loans, excluding loans held for sale, increased to $553.7 million at March 31, 2020 from $532.2 million at December 31, 2019. We anticipate that loan growth will slow down in the future for our commercial real estate portfolio as a result of COVID-19 and the related decline in economic conditions in our market areas.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2020, our allowance for loan losses totaled $7.5 million, or 1.33% of gross loans outstanding, compared to $6.5 million or 1.20% of gross loans outstanding at December 31, 2019.

As of March 31, 2020 and December 31, 2019, approximately $20.4 million and $18.1 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance was sufficient to cover the risks and probable incurred losses related to such loans at March 31, 2020 and December 31, 2019, respectively.

Loans past due 30-89 days and still accruing interest totaled $2.7 million, or 0.48% of gross loans, at March 31, 2020 compared to $3.4 million, or 0.64% of gross loans, at December 31, 2019. At March 31, 2020, $7.6 million in loans were on non-accrual status, or 1.35% of gross loans, compared to $5.5 million, or 1.03% of gross loans, at December 31, 2019. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at March 31, 2020 or December 31, 2019. Our impaired loans totaled $10.6 million at March 31, 2020 compared to $8.7 million at December 31, 2019. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2020 and December 31, 2019 was related to TDRs that were accruing interest but still classified as impaired.

At March 31, 2020, the Company had nine loan relationships consisting of thirteen outstanding loans that were classified as TDRs. No loan restructurings were classified as TDRs during the first three months of 2020 and 2019.

At March 31, 2020, the Company had restructured twelve loans totaling $8.4 million as a result of the impact of the COVID-19 pandemic. These loans are not classified as TDRs based on regulatory guidance as the modifications were directly related to the impact of COVID-19. As of April 30, 2020, the Company had restructured 111 loans totaling $43.5 million as a result of the COVID-19 pandemic. The following table presents additional information on these loan modifications by industry types:

(dollars in thousands)	As of April 30, 2020
	Loan	Number of
	balance	loans
Real estate rental and leasing	$15,476	44
Hotels	4,808	3
Manufacturing	3,652	14
Restaurants	3,543	8
Health care and social assistance	3,145	8
Educational services	3,099	3
Construction and specialty contractors	2,156	4
Other	7,582	27
Total COVID-19 loan restructurings	$43,461	111

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2020, we had $570,000 of real estate owned compared to $290,000 at December 31, 2019. As of March 31, 2020, real estate owned primarily consisted of residential real estate properties and agriculture land. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $4.6 million in total deposits during the first quarter of 2020, to $830.5 million at March 31, 2020, from $835.0 million at December 31, 2019. The decrease in deposits was primarily due to decreased money market and checking accounts and time deposit accounts. The decrease in time deposits was associated with brokered certificates of deposits, which decreased $14.5 million from $20.0 million at December 31, 2019 to $5.5 million at March 31, 2020. Our brokered money market and checking deposits also declined from $12.0 million at December 31, 2019 to none at March 31, 2020 as we used proceeds from sales of investment securities to reduce our brokered deposit balances. We believe that deposit levels will generally decrease in future periods as a result of the distressed economic conditions in our market areas relating to the COVID-19 pandemic.

Non-interest-bearing deposits at March 31, 2020, were $204.1 million, or 24.6% of deposits, compared to $182.7 million, or 21.9% of deposits, at December 31, 2019. Money market and checking deposit accounts were 46.5% of our deposit portfolio and totaled $386.2 million at March 31, 2020, compared to $405.7 million, or 48.6% of deposits, at December 31, 2019. Savings accounts increased to $106.0 million, or 12.8% of deposits, at March 31, 2020, from $99.5 million, or 11.9% of deposits, at December 31, 2019. Certificates of deposit totaled $134.2 million, or 16.2% of deposits, at March 31, 2020, compared to $147.1 million, or 17.6% of deposits, at December 31, 2019.

Certificates of deposit at March 31, 2020, scheduled to mature in one year or less, totaled $111.7 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $11.3 million to $30.9 million at March 31, 2020, from $42.2 million at December 31, 2019. The decrease in total borrowings was primarily due to a decrease in our FHLB borrowings from $3.0 million at December 31, 2019 to none at March 31, 2020, which was primarily the result of a paying off our line of credit borrowings with proceeds from the sales of investment securities.

Cash Flows. During the three months ended March 31, 2020, our cash and cash equivalents increased by $15.1 million. Our operating activities provided net cash of $4.8 million during the first three months of 2020. Our investing activities provided net cash of $29.1 million during the first three months of 2020, primarily as a result of the proceeds from the sales of investment securities. Financing activities used net cash of $18.8 million during the first three months of 2020, primarily as a result of the repayment of FHLB borrowings and decrease in brokered deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $343.3 million at March 31, 2020 and $376.7 million at December 31, 2019. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2020, we had no borrowings against our line of credit with the FHLB. At March 31, 2020, we had collateral pledged to the FHLB that would allow us to borrow $71.6 million, subject to FHLB credit requirements and policies. At March 31, 2020, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $17.5 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at March 31, 2020. At March 31, 2020, we had subordinated debentures totaling $21.7 million and $9.0 million of repurchase agreements. At March 31, 2020, the Company had $250,000 borrowed against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2020, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2020.

We increased our liquidity available through the Federal Reserve discount window to $108.0 million as of April 30, 2020 by pledging additional municipal investment securities as collateral. The current rate on discount window borrowings is 0.25%. We also have access to the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”) through which PPP loans can be pledged as collateral to the Federal Reserve in order to access liquidity at an interest rate of 0.35%. During April 2020, we borrowed $8.0 million from the FHLB through a special offering to fund PPP loans. As of the date of this filing, a substantial portion of the PPP loan proceeds to our customers have remained in the Bank as deposits. If our deposits decrease, we have various options to fund the liquidity requirements through the Federal Reserve, FHLB or brokered deposits.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.1 million at March 31, 2020.

At March 31, 2020, we had outstanding loan commitments, excluding standby letters of credit, of $124.2 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. As of March 31, 2020 and December 31, 2019, the Bank was rated “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of March 31, 2020, the Company and the Bank met all capital adequacy requirements to which we are subject.

We believe the Company has adequate capital to withstand the impact of the COVID-19 pandemic and any economic downturn on our asset quality and net earnings. The Company performs stress tests on the loan portfolio to measure the impact of severe economic recessions on its capital levels to ensure we are prepared for events like the COVID-19 pandemic.

Dividends. During the quarter ended March 31, 2020, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2020. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2020, approximately $15.2 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	March 31, 2020			March 31, 2019
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$4,232	$11	1.05%	$1,858	$14	3.06%
Investment securities (1)	361,264	2,397	2.67%	389,441	2,641	2.75%
Loans receivable, net (2)	546,910	7,132	5.24%	491,725	6,468	5.33%
Total interest-earning assets	912,406	9,540	4.21%	883,024	9,123	4.19%
Non-interest-earning assets	92,076			92,753
Total	$1,004,482			$975,777

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$393,028	$514	0.53%	$382,958	$682	0.72%
Savings accounts	101,738	9	0.04%	96,149	8	0.03%
Time deposits	150,038	460	1.23%	169,941	641	1.53%
Total interest-bearing deposits	644,804	983	0.61%	649,048	1,331	0.83%
FHLB advances and other borrowings	41,140	233	2.28%	47,803	357	3.03%
Total interest-bearing liabilities	685,944	1,216	0.71%	696,851	1,688	0.98%
Non-interest-bearing liabilities	207,767			185,897
Stockholders’ equity	110,771			93,029
Total	$1,004,482			$975,777

Interest rate spread (3)			3.49%			3.21%
Net interest margin (4)		$8,324	3.67%		$7,435	3.41%
Tax-equivalent interest - imputed		222			239
Net interest income		$8,102			$7,196

Ratio of average interest-earning assets to average interest-bearing liabilities			133.0%			126.7%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2020 vs 2019
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(6)	$3	$(3)
Investment securities	(174)	(70)	(244)
Loans	767	(103)	664
Total	587	(170)	417
Interest expense:
Deposits	(8)	(340)	(348)
Other borrowings	(45)	(79)	(124)
Total	(53)	(419)	(472)
Net interest income	$640	$249	$889

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at March 31, 2020, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$(680)	(2.2)%
100 basis point rising	$(570)	(1.8)%
100 basis point falling	$(217)	(0.7)%
200 basis point falling	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System including on our net interest income and the value of our securities portfolio.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR.
●	The effects of severe weather, natural disasters, widespread disease or pandemics, and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 12, 2020.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factor applies to the Company:

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, and an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and impaired their ability to fulfill their obligations to the Company. Further, the spread of the outbreak is expected to lead to an economic recession and other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We are starting to see the impact from COVID-19 on our business, and we believe that it may be significant, adverse and potentially material. Currently, COVID-19 is spreading through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created the threat of a recession, reduced economic activity and caused a significant correction in the global stock markets. We expect that we could experience significant disruptions across our business due to these effects, leading to decreased earnings and significant slowdowns in our loan collections or loan defaults.

COVID-19 may impact businesses’ and consumers’ financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the retail, restaurant, hospitality and agriculture industries and/or are located in areas that are quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and one-to-four family residential real estate loan portfolios. A prolonged quarantine or stay-at-home order has had a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The outbreak of COVID-19 or an outbreak of other highly infectious or contagious diseases has resulted in, or may result in, a decrease in our customers’ businesses, a decrease in consumer confidence and business generally, an increase in unemployment or a disruption in the services provided by the Company’s vendors. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy.

The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the outbreak could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

We believe that the economic impact from COVID-19 will be severe and may have a material and adverse impact on our business and that it could result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended March 31, 2020, of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan (1)	Maximum number of shares that may yet be purchased under the plans (1)

January 1-31, 2020	-	$-	-	108,006
February 1-29, 2020	-	-	-	108,006
March 1-31, 2020	91,137	22.14	91,137	242,759
Total	91,137	$22.14	91,137	242,759

(1) In December 2017, our Board of Directors approved a stock repurchase program, permitting us to repurchase up to 108,006 shares of our common stock, which was the amount of shares remaining under our prior stock repurchase program (“December 2017 Repurchase Program”). Unless terminated earlier by resolution of the Board of Directors, the December 2017 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of March 31,2020, there were 16,869 shares remaining to repurchase under the December 2017 Repurchase Program. In March 2020, our Board of Directors approved a new stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”) following repurchase of all shares under the December 2017 Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Earnings for the three months ended March 31, 2020 and March 31, 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and March 31, 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019; and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 8, 2020	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer

Date: May 8, 2020	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer

