Form 10-Q/A
period 2020-03-31
LANDMARK BANCORP INC
filed 2020-05-11
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Landmark Bancorp, Inc. for the period ended March 31, 2020 (the “Original Filing”) that was originally filed with the U.S. Securities and Exchange Commission on May 8, 2020.

The Amendment is being filed to correct the tables in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 32 of the Original Filing relating to the diversification of industry types within the Company’s commercial real estate and commercial loan categories. Due to a filing error, the tables in the Original Filing inadvertently omitted the table regarding the commercial loan portfolio and instead copied a table from page 33 of the Original Filing.

In addition, due to filing errors, the amount of Tier 1 Capital of the Bank required for capital adequacy purposes at March 31, 2020 was erroneously stated as $567,884 on page 25 of the Original Filing, but has been corrected to $56,784 in the Amendment. Also, the amount of the Company’s net interest rate spread for the three months ended March 31, 2020 was erroneously stated as 3.49% on page 36 of the Original Filing, but has been corrected to 3.50% in the Amendment. Additional immaterial changes were also made to the Original Filing to correct typographical errors.

Except as described above, the Amendment does not modify any other disclosures presented in the Original Filing in any way.

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

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of March 31, 2020 and 2019. The Company did not record any charge-offs against loans classified as TDRs in the first quarter of 2020 or 2019. A credit provision of $1,000 was recorded in the three months ended March 31, 2020 compared to no provisions related to TDRs recorded in the three months ended March 31, 2019. The Company allocated $9,000 of the allowance for loan losses recorded against loans classified as TDRs at March 31, 2020 and December 31, 2019.

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

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2020 and December 31, 2019:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of March 31, 2020
Leverage	$105,239	10.77%	$39,104	4.0%	$48,880	5.0%
Common Equity Tier 1 Capital	105,239	15.75%	46,763	7.0%	43,423	6.5%
Tier 1 Capital	105,239	15.75%	56,784	8.5%	53,444	8.0%
Total Risk Based Capital	112,858	16.89%	70,145	10.5%	66,805	10.0%

As of December 31, 2019
Leverage	$104,510	10.72%	$38,984	4.0%	$48,730	5.0%
Common Equity Tier 1 Capital	104,510	15.94%	45,884	7.0%	42,607	6.5%
Tier 1 Capital	104,510	15.94%	55,716	8.5%	52,439	8.0%
Total Risk Based Capital	111,117	16.95%	68,826	10.5%	65,549	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

Non-interest Income. Total non-interest income was $5.4 million in the first quarter of 2020, compared to $3.3 million in the same period of 2019. The increase in non-interest income was primarily due to $1.8 million of gains on sales of investment securities due to approximately $44 million of mortgage-backed investment securities sold during the first quarter of 2020. We sold higher coupon mortgage-backed investment securities after comparing the market prices to the risks of accelerating prepayment speeds. Also contributing to the increase in non-interest income was an increase of $273,000 in fees and service charges, which were primarily due to higher fee income on deposit accounts. Our gains on sales of loans increased $73,000 in the first quarter of 2020 as our originations of one-to-four family residential real estate loans increased due to the decline in mortgage interest rates. We anticipate our origination levels to remain elevated for some time as a result of increased refinancings: however, the impact of the COVID-19 pandemic may slow these volumes if our borrowers are impacted by the economic slowdown.

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

Financial Condition. Economic conditions in the United States deteriorated during the first quarter of 2020 as the impact of COVID-19 caused portions of the economy to shut down. On March 28, 2020, a stay at home order was issued for the entire state of Kansas, which expanded previously issued local orders. This stay at home order was lifted on May 3, 2020 with a phased approach to reopening the Kansas economy. While we believe the State of Kansas is still in the early stages of being affected by the COVID-19 pandemic, the geographic markets in which the Company operates have been significantly impacted by this pandemic. The Company’s allowance for loan losses at March 31, 2020 included projections of the economic impact of COVID-19 on our loan portfolio. COVID-19 will likely cause an increase in our delinquent and non-accrual loans as time passes and the economic slowdown impacts our customers. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While we anticipate an increase in problem assets as a result of COVID-19, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future. The table below shows additional information on the diversification of industry types within our commercial real estate and commercial loan categories:

(dollars in thousands)	As of March 31, 2020
	Loan	Percent of
	balance	total loans
Commercial real estate loans:
Real estate rental and leasing	$72,521	12.9%
Hotels	14,339	2.6%
Retail	8,924	1.6%
Health care and social assistance	8,136	1.5%
Restaurants	6,111	1.1%
Construction and specialty contractors	4,695	0.8%
Educational services	4,662	0.8%
Other	22,324	4.0%
Total commercial real estate loans	$141,712	25.3%

Commercial loans:
Real estate rental and leasing	$20,235	3.6%
Finance and insurance	17,756	3.2%
Wholesale	17,667	3.1%
Construction and specialty contractors	14,736	2.6%
Retail	7,103	1.3%
Restaurants	6,817	1.2%
Other	36,957	6.6%
Total commercial loans	$121,271	21.6%

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

At March 31, 2020, the Company had restructured twelve loans totaling $8.4 million as a result of the impact of the COVID-19 pandemic. These loans are not classified as TDRs based on regulatory guidance as the modifications were directly related to the impact of COVID-19. As of April 30, 2020, the Company had restructured 111 loans totaling $43.5 million as a result of the COVID-19 pandemic. The following table presents additional information on these loan modifications by industry type:

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

	Three months ended			Three months ended
	March 31, 2020			March 31, 2019
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$4,232	$11	1.05%	$1,858	$14	3.06%
Investment securities (1)	361,264	2,397	2.67%	389,441	2,641	2.75%
Loans receivable, net (2)	546,910	7,132	5.24%	491,725	6,468	5.33%
Total interest-earning assets	912,406	9,540	4.21%	883,024	9,123	4.19%
Non-interest-earning assets	92,076			92,753
Total	$1,004,482			$975,777

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$393,028	$514	0.53%	$382,958	$682	0.72%
Savings accounts	101,738	9	0.04%	96,149	8	0.03%
Time deposits	150,038	460	1.23%	169,941	641	1.53%
Total interest-bearing deposits	644,804	983	0.61%	649,048	1,331	0.83%
FHLB advances and other borrowings	41,140	233	2.28%	47,803	357	3.03%
Total interest-bearing liabilities	685,944	1,216	0.71%	696,851	1,688	0.98%
Non-interest-bearing liabilities	207,767			185,897
Stockholders’ equity	110,771			93,029
Total	$1,004,482			$975,777

Interest rate spread (3)			3.50%			3.21%
Net interest margin (4)		$8,324	3.67%		$7,435	3.41%
Tax-equivalent interest - imputed		222			239
Net interest income		$8,102			$7,196

Ratio of average interest-earning assets to average interest-bearing liabilities			133.0%			126.7%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

