Form 10-Q
period 2020-06-30
LANDMARK BANCORP INC
filed 2020-08-07
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of August 6, 2020, the issuer had outstanding 4,617,882 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and cash equivalents	$18,187	$13,694
Investment securities available-for-sale, at fair value	306,825	362,998
Bank stocks, at cost	3,346	3,109
Loans, net of allowance for loans losses of $7,747 at June 30, 2020 and $6,467 at December 31, 2019	689,626	532,180
Loans held for sale, at fair value	20,473	8,497
Premises and equipment, net	20,844	21,133
Bank owned life insurance	25,117	24,809
Goodwill	17,532	17,532
Other intangible assets, net	3,097	2,829
Real estate owned, net	314	290
Accrued interest and other assets	13,576	11,394
Total assets	$1,118,937	$998,465

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$277,574	$182,717
Money market and checking	431,805	405,746
Savings	116,348	99,522
Time	118,477	147,063
Total deposits	944,204	835,048

Federal Home Loan Bank borrowings	8,000	3,000
Subordinated debentures	21,651	21,651
Other borrowings	10,192	17,548
Accrued interest, taxes, and other liabilities	17,610	12,611
Total liabilities	1,001,657	889,858

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,600,532 and 4,597,396 shares issued at June 30, 2020 and December 31, 2019, respectively	46	46
Additional paid-in capital	69,224	69,029
Retained earnings	40,938	34,293
Treasury stock, at cost: 106,894 and 0 shares at June 30, 2020 and December 31,2019, respectively	(2,349)	-
Accumulated other comprehensive income	9,421	5,239
Total stockholders’ equity	117,280	108,607
Total liabilities and stockholders’ equity	$1,118,937	$998,465

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(Dollars in thousands, except per share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans:
Taxable	$7,742	$6,853	$14,845	$13,288
Tax-exempt	24	26	47	52
Investment securities:
Taxable	1,046	1,493	2,390	2,986
Tax-exempt	829	921	1,677	1,851
Total interest income	9,641	9,293	18,959	18,177
Interest expense:
Deposits	461	1,380	1,444	2,711
Borrowings	165	432	398	789
Total interest expense	626	1,812	1,842	3,500
Net interest income	9,015	7,481	17,117	14,677
Provision for loan losses	400	400	1,600	600
Net interest income after provision for loan losses	8,615	7,081	15,517	14,077
Non-interest income:
Fees and service charges	1,754	1,931	3,716	3,620
Gains on sales of loans, net	4,824	1,742	6,017	2,862
Bank owned life insurance	154	160	308	319
(Losses)/gains on sales of investment securities, net	-	(146)	1,770	(146)
Other	240	301	514	589
Total non-interest income	6,972	3,988	12,325	7,244

Non-interest expense:
Compensation and benefits	5,253	4,251	9,835	8,394
Occupancy and equipment	1,063	1,100	2,142	2,162
Professional fees	351	443	714	839
Data processing	439	414	864	828
Amortization of intangibles	424	291	701	555
Advertising	151	169	301	335
Federal deposit insurance premiums	64	69	102	137
Foreclosure and real estate owned expense	17	26	42	67
Other	1,354	1,202	2,522	2,376
Total non-interest expense	9,116	7,965	17,223	15,693
Earnings before income taxes	6,471	3,104	10,619	5,628
Income tax expense	1,371	506	2,156	847
Net earnings	$5,100	$2,598	$8,463	$4,781
Earnings per share:
Basic (1)	$1.13	$0.57	$1.87	$1.04
Diluted (1)	$1.13	$0.56	$1.86	$1.04
Dividends per share (1)	$0.20	$0.19	$0.40	$0.38

(1)	Per share amounts for the periods ended June 30, 2019 have been adjusted to give effect to the 5% stock dividend paid during December 2019.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2020	2019	2020	2019

Net earnings	$5,100	$2,598	$8,463	$4,781

Net unrealized holding gains on available-for-sale securities	2,904	5,481	7,309	10,208
Reclassification adjustment for net losses (gains) included in earnings	-	146	(1,770)	146
Net unrealized gains	2,904	5,627	5,539	10,354
Income tax effect on net (losses) gains included in earnings	-	(36)	434	(36)
Income tax effect on net unrealized holding gains	(711)	(1,343)	(1,791)	(2,501)
Other comprehensive income	2,193	4,248	4,182	7,817

Total comprehensive income	$7,293	$6,846	$12,645	$12,598

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at April 1, 2019	$44	$63,844	$33,381	$-	$(422)	$96,847
Net earnings	-	-	2,598	-	-	2,598
Other comprehensive income	-	-	-	-	4,248	4,248
Dividends paid ($0.19 per share)	-	-	(874)	-	-	(874)
Stock-based compensation	-	60	-	-	-	60
Balance at June 30, 2019	$44	$63,904	$35,105	$-	$3,826	$102,879

Balance at April 1, 2020	$46	$69,147	$36,736	$(2,023)	$7,228	$111,134
Net earnings	-	-	5,100	-	-	5,100
Other comprehensive income	-	-	-	-	2,193	2,193
Dividends paid ($0.20 per share)	-	-	(898)	-	-	(898)
Stock-based compensation	-	77	-	-	-	77
Purchase of 15,757 treasury shares	-	-	-	(326)	-	(326)
Balance at June 30, 2020	$46	$69,224	$40,938	$(2,349)	$9,421	$117,280

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2019	$44	$63,775	$32,073	$-	$(3,991)	$91,901
Net earnings	-	-	4,781	-	-	4,781
Other comprehensive income	-	-	-	-	7,817	7,817
Dividends paid ($0.38 per share)	-	-	(1,749)	-	-	(1,749)
Stock-based compensation	-	129	-	-	-	129
Balance at June 30, 2019	$44	$63,904	$35,105	$-	$3,826	$102,879

Balance at January 1, 2020	$46	$69,029	$34,293	$-	$5,239	$108,607
Net earnings	-	-	8,463	-	-	8,463
Other comprehensive income	-	-	-	-	4,182	4,182
Dividends paid ($0.40 per share)	-	-	(1,818)	-	-	(1,818)
Stock-based compensation	-	162	-	-	-	162
Exercise of stock options, 3,136 shares	-	33	-	-	-	33
Purchase of 106,894 treasury shares	-	-	-	(2,349)	-	(2,349)
Balance at June 30, 2020	$46	$69,224	$40,938	$(2,349)	$9,421	$117,280

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$8,463	$4,781
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,600	600
Amortization of investment security premiums, net	628	870
Amortization of purchase accounting adjustment on loans	(28)	(32)
Amortization of intangibles	701	555
Depreciation	497	496
Increase in cash surrender value of bank owned life insurance	(308)	(319)
Stock-based compensation	162	129
Deferred income taxes	1,326	(571)
Net (gains) losses on sales of investment securities	(1,770)	146
Net loss (gain) on sales of premises, equipment and real estate owned	45	(4)
Net gains on sales of loans	(6,017)	(2,862)
Proceeds from sales of loans	151,310	74,813
Origination of loans held for sale	(157,269)	(80,372)
Changes in assets and liabilities:
Accrued interest and other assets	(3,464)	(1,031)
Accrued expenses, taxes, and other liabilities	1,656	(2,459)
Net cash used in operating activities	(2,468)	(5,260)
Cash flows from investing activities:
Net increase in loans	(159,019)	(21,345)
Maturities and prepayments of investment securities	31,210	30,903
Purchases of investment securities	(12,204)	(24,741)
Proceeds from sales of investment securities	44,508	9,491
Redemption of bank stocks	895	6,584
Purchase of bank stocks	(1,132)	(5,337)
Proceeds from sales of premises and equipment and foreclosed assets	257	15
Purchases of premises and equipment, net	(220)	(697)
Net cash used in investing activities	(95,705)	(5,127)
Cash flows from financing activities:
Net increase in deposits	109,156	5,884
Federal Home Loan Bank advance borrowings	135,843	232,167
Federal Home Loan Bank advance repayments	(130,843)	(229,767)
Proceeds from other borrowings	1,075	-
Repayments on other borrowings	(8,431)	(963)
Proceeds from exercise of stock options	33	-
Payment of dividends	(1,818)	(1,749)
Purchase of treasury stock	(2,349)	-
Net cash provided by financing activities	102,666	5,572
Net increase (decrease) in cash and cash equivalents	4,493	(4,815)
Cash and cash equivalents at beginning of period	13,694	19,114
Cash and cash equivalents at end of period	$18,187	$14,299

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2020	2019
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$-	$51
Cash paid for interest	1,973	3,420
Cash paid for operating leases	89	72

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	314	57
Investment securities purchases not yet settled	(659)	(265)
Operating lease asset and related lease liability recorded	-	353

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three month and six month interim periods ended June 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Investments

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$2,000	$55	$-	$2,055
U. S. federal agency obligations	2,014	156	-	2,170
Municipal obligations, tax exempt	136,895	5,892	(1)	142,786
Municipal obligations, taxable	46,622	2,243	(26)	48,839
Agency mortgage-backed securities	105,094	4,159	-	109,253
Certificates of deposit	1,722	-	-	1,722
Total	$294,347	$12,505	$(27)	$306,825

(Dollars in thousands)	As of December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$2,300	$16	$-	$2,316
U. S. federal agency obligations	4,015	91	-	4,106
Municipal obligations, tax exempt	142,391	3,513	(42)	145,862
Municipal obligations, taxable	45,541	1,293	(55)	46,779
Agency mortgage-backed securities	159,908	2,353	(230)	162,031
Certificates of deposit	1,904	-	-	1,904
Total	$356,059	$7,266	$(327)	$362,998

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2020 and December 31, 2019. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of June 30, 2020
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	2	$1,032	$(1)	$-	$-	$1,032	$(1)
Municipal obligations, taxable	3	1,742	(26)	-	-	1,742	(26)
Total	5	$2,774	$(27)	$-	$-	$2,774	$(27)

(Dollars in thousands)		As of December 31, 2019
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	23	$5,676	$(16)	$3,473	$(26)	$9,149	$(42)
Municipal obligations, taxable	4	2,563	(55)	-	-	2,563	(55)
Agency mortgage-backed securities	21	15,735	(43)	17,137	(187)	32,872	(230)
Total	48	$23,974	$(114)	$20,610	$(213)	$44,584	$(327)

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. The Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2020 and December 31, 2019.

The table below sets forth amortized cost and fair value of investment securities at June 30, 2020. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$8,398	$8,435
Due after one year but within five years	143,506	148,821
Due after five years but within ten years	72,143	75,788
Due after ten years	70,300	73,781
Total	$294,347	$306,825

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Sales proceeds	$-	$9,491	$44,508	$9,491

Realized gains	$-	$2	$1,772	$2
Realized losses	-	(148)	(2)	(148)
Net realized losses	$-	$(146)	$1,770	$(146)

Securities with carrying values of $291.2 million and $240.0 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at June 30, 2020 and December 31, 2019, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2020	2019

One-to-four family residential real estate	$154,430	$146,505
Construction and land	29,438	22,459
Commercial real estate	144,249	133,501
Commercial	117,389	109,612
Paycheck protection program	130,137	-
Agriculture	98,259	98,558
Municipal	2,488	2,656
Consumer	24,464	25,101
Total gross loans	700,854	538,392
Net deferred loan (fees)/costs and loans in process	(3,481)	255
Allowance for loan losses	(7,747)	(6,467)
Loans, net	$689,626	$532,180

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class:

(Dollars in thousands)	Three and six months ended June 30, 2020
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at April 1, 2020	$653	$225	$1,628	$2,425	$2,381	$7	$160	$7,479
Charge-offs	(20)	-	(120)	-	-	-	(36)	(176)
Recoveries	-	-	13	1	-	-	30	44
Provision for loan losses	74	48	172	(70)	184	(1)	(7)	400
Balance at June 30, 2020	707	273	1,693	2,356	2,565	6	147	7,747

Balance at January 1, 2020	$501	$271	$1,386	$1,815	$2,347	$7	$140	$6,467
Charge-offs	(20)	(100)	(120)	(33)	-	-	(123)	(396)
Recoveries	-	-	13	2	-	6	55	76
Provision for loan losses	226	102	414	572	218	(7)	75	1,600
Balance at June 30, 2020	707	273	1,693	2,356	2,565	6	147	7,747

(Dollars in thousands)	Three and six months ended June 30, 2019
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at April 1, 2019	$474	$156	$1,871	$1,165	$2,128	$7	$137	$5,938
Charge-offs	(41)	-	-	(40)	-	-	(53)	(134)
Recoveries	-	-	-	50	-	-	12	62
Provision for loan losses	8	99	(113)	229	132	-	45	400
Balance at June 30, 2019	441	255	1,758	1,404	2,260	7	141	6,266

Balance at January 1, 2019	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765
Charge-offs	(41)	-	-	(40)	-	-	(102)	(183)
Recoveries	1	-	-	51	-	6	26	84
Provision for loan losses	32	87	72	342	22	(6)	51	600
Balance at June 30, 2019	441	255	1,758	1,404	2,260	7	141	6,266

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)	As of June 30, 2020
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Paycheck protection loans	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	160	91	-	241	-	4	-	-	496
Collectively evaluated for loss	547	182	1,693	2,115	-	2,561	6	147	7,251
Total	707	273	1,693	2,356	-	2,565	6	147	7,747

Loan balances:
Individually evaluated for loss	1,528	1,266	5,693	2,706	-	654	58	3	11,908
Collectively evaluated for loss	152,902	28,172	138,556	114,683	130,137	97,605	2,430	24,461	688,946
Total	$154,430	$29,438	$144,249	$117,389	$130,137	$98,259	$2,488	$24,464	$700,854

(Dollars in thousands)	As of December 31, 2019
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Paycheck protection loans	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	129	191	103	204	-	106	-	-	733
Collectively evaluated for loss	372	80	1,283	1,611	-	2,241	7	140	5,734
Total	501	271	1,386	1,815	-	2,347	7	140	6,467

Loan balances:
Individually evaluated for loss	1,256	1,479	3,461	1,298	-	1,124	58	4	8,680
Collectively evaluated for loss	145,249	20,980	130,040	108,314	-	97,434	2,598	25,097	529,712
Total	$146,505	$22,459	$133,501	$109,612	$-	$98,558	$2,656	$25,101	$538,392

The Company’s impaired loans increased from $8.7 million at December 31, 2019 to $11.9 million at June 30, 2020. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2020 and December 31, 2019, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis on impaired loans was immaterial during the three and six month periods ended June 30, 2020 and 2019.

The following tables present information on impaired loans:

(Dollars in thousands)	As of June 30, 2020
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,569	$1,528	$879	$649	$160	$1,535	$1
Construction and land	3,101	1,266	1,175	91	91	1,327	12
Commercial real estate	5,813	5,693	5,693	-	-	5,831	237
Commercial	2,839	2,706	1,779	927	241	2,728	21
Agriculture	869	654	511	143	4	688	25
Municipal	58	58	58	-	-	58	1
Consumer	3	3	3	-	-	3	-
Total impaired loans	$14,252	$11,908	$10,098	$1,810	$496	$12,170	$297

(Dollars in thousands)	As of December 31, 2019
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,297	$1,256	$887	$369	$129	$1,291	$10
Construction and land	3,214	1,479	1,288	191	191	1,631	36
Commercial real estate	3,461	3,461	3,258	203	103	3,489	478
Commercial	1,427	1,298	416	882	204	1,464	11
Agriculture	1,339	1,124	613	511	106	1,166	48
Municipal	58	58	58	-	-	58	1
Consumer	4	4	4	-	-	5	-
Total impaired loans	$10,800	$8,680	$6,524	$2,156	$733	$9,104	$584

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at June 30, 2020 or December 31, 2019.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of June 30, 2020
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$63	$560	$-	$623	$1,512	$2,135	$152,295
Construction and land	-	-	-	-	794	794	28,644
Commercial real estate	1,658	-	-	1,658	3,673	5,331	138,918
Commercial	526	16	-	542	1,850	2,392	114,997
Paycheck protection loans	-	-	-	-	-	-	130,137
Agriculture	159	1,195	-	1,354	413	1,767	96,492
Municipal	-	-	-	-	-	-	2,488
Consumer	36	-	-	36	3	39	24,425
Total	$2,442	$1,771	$-	$4,213	$8,245	$12,458	$688,396

Percent of gross loans	0.35%	0.25%	0.00%	0.60%	1.18%	1.78%	98.22%

(Dollars in thousands)	As of December 31, 2019
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$79	$593	$-	$672	$1,088	$1,760	$144,745
Construction and land	-	-	-	-	898	898	21,561
Commercial real estate	1,137	707	-	1,844	1,440	3,284	130,217
Commercial	510	68	-	578	1,270	1,848	107,764
Agriculture	316	-	-	316	846	1,162	97,396
Municipal	-	-	-	-	-	-	2,656
Consumer	27	-	-	27	4	31	25,070
Total	$2,069	$1,368	$-	$3,437	$5,546	$8,983	$529,409

Percent of gross loans	0.39%	0.25%	0.00%	0.64%	1.03%	1.67%	98.33%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2020 and 2019 would have increased interest income by $239,000 and $168,000, respectively. No interest income related to non-accrual loans was included in interest income for the six months ended June 30, 2020 and 2019.

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

The following table provides information on the Company’s risk categories by loan class:

(Dollars in thousands)	As of June 30, 2020		As of December 31, 2019
	Non-classified	Classified	Non-classified	Classified

One-to-four family residential real estate	$152,788	$1,642	$145,311	$1,194
Construction and land	28,046	1,392	21,560	899
Commercial real estate	139,461	4,788	130,714	2,787
Commercial	109,725	7,664	101,678	7,934
Payroll protection loan	130,137	-	-	-
Agriculture	87,771	10,488	93,259	5,299
Municipal	2,488	-	2,656	-
Consumer	24,425	39	25,097	4
Total	$674,841	$26,013	$520,275	$18,117

At June 30, 2020, the Company had eight loan relationships consisting of 16 outstanding loans that were classified as TDRs. One commercial loan relationship with five loans totaling $827,000 were classified as TDRs during the three months and six months ended June 30, 2020. The Company modified five commercial loans to interest only as a result of the impact of the Coronavirus Disease 2019 (COVID-19) pandemic. Because the borrower was experiencing financial difficulties prior to the pandemic, the loans were classified as TDRs. No loans were classified as TDRs during the first six months of 2019.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of June 30, 2020 and 2019. The Company did not record any charge-offs against loans classified as TDRs in the first six months of 2020 or 2019. No provision for loan losses were recorded against TDRs in the three months ended June 30, 2020 as compared to a credit provision of $1,000 recorded in the three months ended June 30, 2019. No provision for loan losses was recorded against TDRs in the six months ended June 30, 2020 compared to a credit provision of $1,000 in the six months ended June 30, 2019. The Company allocated $9,000 of the allowance for loan losses against loans classified as TDRs at June 30, 2020 and December 31, 2019, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)	As of June 30, 2020			As of December 31, 2019
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	1	$-	$16	2	$-	$168
Construction and land	4	506	472	4	510	581
Commercial real estate	1	-	2,020	1	-	2,021
Commercial	6	-	856	1	-	28
Agriculture	3	-	241	4	-	278
Municipal	1	-	58	1	-	58
Total troubled debt restructurings	16	$506	$3,663	13	$510	$3,134

As of June 30, 2020, the Company had 135 loan modifications on outstanding loan balances of $54.7 million in connection with the COVID-19 pandemic. These modifications consisted of payment deferrals that were less than 180 days and consisted of either the full loan payment or just the principal component. The Company also entered into short-term forbearance plans or short-term repayment plans on thirteen one-to-four family residential mortgage loans totaling $1.5 million as of June 30, 2020. Consistent with the Coronavirus Aid, Relief and Economic Security Act and Joint Regulatory Guidance, these loan modifications were not classified as TDRs and are excluded from the table above.

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2019 concluded that its goodwill was not impaired. The Company concluded there was a triggering event during the first three months of 2020 that required an interim goodwill impairment test. The Company’s interim impairment test as of March 31, 2020 concluded that its goodwill was not impaired. The Company concluded there were no additional events or circumstances during the three months ended June 30, 2020 that indicated it was more likely than not that the fair value of the Company did not exceed the carrying value.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of June 30, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,776)	$242
Lease intangible asset	350	(301)	49
Mortgage servicing rights	7,349	(4,543)	2,806
Total other intangible assets	$9,717	$(6,620)	$3,097

(Dollars in thousands)	As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,707)	$311
Lease intangible asset	350	(278)	72
Mortgage servicing rights	6,910	(4,464)	2,446
Total other intangible assets	$9,278	$(6,449)	$2,829

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2020 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2020	$86
2021	121
2022	58
2023	26
Total	$291

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	June 30,	December 31,
	2020	2019
FHLMC	$547,190	$509,101
FHLB	39,519	40,462
Total	$586,709	$549,563

Custodial escrow balances maintained in connection with serviced loans were $5.9 million and $4.7 million at June 30, 2020 and December 31, 2019, respectively. Gross service fee income related to such loans was $367,000 and $338,000 for the three months ended June 30, 2020 and 2019, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $724,000 and $673,000 for the six months ended June 30, 2020 and 2019, respectively.

Activity for mortgage servicing rights and the related valuation allowance was as follows:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Mortgage servicing rights:
Balance at beginning of period	$2,428	$2,384	$2,446	$2,495
Additions	757	225	969	322
Amortization	(379)	(237)	(609)	(445)
Balance at end of period	$2,806	$2,372	$2,806	$2,372

The fair value of mortgage servicing rights was $3.8 million and $5.2 million at June 30, 2020 and December 31, 2019, respectively. Fair value at June 30, 2020 was determined using discount rates ranging from 8.67% to 12.00%; prepayment speeds ranging from 6.09% to 26.40%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.41%. Fair value at December 31, 2019 was determined using discount rates ranging from 9.00% to 11.00%, prepayment speeds ranging from 6.00% to 23.21%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.40%.

The Company had a mortgage repurchase reserve of $235,000 at both June 30, 2020 and December 31, 2019, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first six months of 2020 and 2019. As of June 30, 2020, the Company did not have any outstanding mortgage repurchase requests.

5. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computations for the three months ended June 30, 2020 and 2019 excluded 100,039 and 32,402, respectively, of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The diluted earnings per share computations for the six months ended June 30, 2020 and 2019 excluded 100,039 and 32,402, respectively, of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2020	2019	2020	2019
Net earnings (1)	$5,100	$2,598	$8,463	$4,781

Weighted average common shares outstanding - basic (1)	4,496,000	4,590,722	4,537,796	4,590,722
Assumed exercise of stock options (1)	18,313	15,464	18,262	15,011
Weighted average common shares outstanding - diluted (1)	4,514,313	4,606,186	4,556,058	4,605,733
Net earnings per share (1):
Basic (1)	$1.13	$0.57	$1.87	$1.04
Diluted (1)	$1.13	$0.56	$1.86	$1.04

(1)	Share and per share values for the periods ended June 30, 2019 have been adjusted to give effect to the 5% stock dividend paid during December 2019.

6. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $10.2 million at June 30, 2020, and $17.5 million at December 31, 2019, which were secured by $13.8 million and $20.1 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances of and collateral for the Company’s repurchase agreements:

	As of June 30, 2020
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$1,145	$-	$-	$-	$1,145
Agency mortgage-backed securities	9,047	-	-	-	9,047
Total	$10,192	$-	$-	$-	$10,192

	As of December 31, 2019
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. treasury obligations	$789	$-	$-	$-	$789
U.S. federal agency obligations	1,978	-	-	-	1,978
Agency mortgage-backed securities	14,781	-	-	-	14,781
Total	$17,548	$-	$-	$-	$17,548

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2020	2019	2020	2019
Non-interest income:
Service charges on deposits
Overdraft fees	$543	$877	$1,416	$1,654
Other	164	144	310	270
Interchange income	593	538	1,128	973
Loan servicing fees (1)	367	338	724	673
Office lease income (1)	162	162	324	323
Gains on sales of loans (1)	4,824	1,742	6,017	2,862
Bank owned life insurance income (1)	154	160	308	319
Gains on sales of investment securities (1)	-	(146)	1,770	(146)
Gains on sales of real estate owned	(44)	4	(45)	4
Other	209	169	373	312
Total non-interest income	$6,972	$3,988	$12,325	$7,244

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first six months of 2020 or 2019.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2020 and December 31, 2019, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of June 30, 2020
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$18,187	$18,187	$-	$-	$18,187
Investment securities available-for-sale	306,825	2,055	304,770	-	306,825
Bank stocks, at cost	3,346	n/a	n/a	n/a	n/a
Loans, net	689,626	-	-	704,728	704,728
Loans held for sale, net	20,473	-	20,473	-	20,473
Accrued interest receivable	4,666	-	1,684	2,982	4,666
Derivative financial instruments	2,815	-	2,815	-	2,815

Financial liabilities:
Non-maturity deposits	$(825,727)	$(825,727)	$-	$-	$(825,727)
Time deposits	(118,477)	-	(118,799)	-	(118,799)
FHLB borrowings	(8,000)	-	(7,985)	-	(7,985)
Subordinated debentures	(21,651)	-	(19,143)	-	(19,143)
Other borrowings	(10,192)	-	(10,192)	-	(10,192)
Accrued interest payable	(272)	-	(272)	-	(272)
Derivative financial instruments	(361)	-	(361)	-	(361)

	As of December 31, 2019
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,694	$13,694	$-	$-	$13,694
Investment securities available-for-sale	362,998	2,316	360,682	-	362,998
Bank stocks, at cost	3,109	n/a	n/a	n/a	n/a
Loans, net	532,180	-	-	538,427	538,427
Loans held for sale	8,497	-	8,497	-	8,497
Accrued interest receivable	4,557	2	1,895	2,660	4,557
Derivative financial instruments	532	-	532	-	532

Financial liabilities:
Non-maturity deposits	(687,985)	(687,985)	-	-	(687,985)
Time deposits	(147,063)	-	(146,390)	-	(146,390)
FHLB borrowings	(3,000)	-	(3,000)	-	(3,000)
Subordinated debentures	(21,651)	-	(19,527)	-	(19,527)
Other borrowings	(17,548)	-	(17,548)	-	(17,548)
Accrued interest payable	(404)	-	(404)	-	(404)
Derivative financial instruments	(50)	-	(50)	-	(50)

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2020 or during the year ended December 31, 2019.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of June 30, 2020
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,055	$2,055	$-	$-
U. S. federal agency obligations	2,170	-	2,170	-
Municipal obligations, tax exempt	142,786	-	142,786	-
Municipal obligations, taxable	48,839	-	48,839	-
Agency mortgage-backed securities	109,253	-	109,253	-
Certificates of deposit	1,722	-	1,722	-
Loans held for sale	20,473	-	20,473	-
Derivative financial instruments	2,815	-	2,815	-
Liabililty:
Derivative financial instruments	(361)	-	(361)	-

		As of December 31, 2019
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,316	$2,316	$-	$-
U. S. federal agency obligations	4,106	-	4,106	-
Municipal obligations, tax exempt	145,862	-	145,862	-
Municipal obligations, taxable	46,779	-	46,779	-
Agency mortgage-backed securities	162,031	-	162,031	-
Certificates of deposit	1,904	-	1,904	-
Loans held for sale	8,497	-	8,497	-
Derivative financial instruments	532	-	532	-
Liabilities:
Derivative financial instruments	(50)	-	(50)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2020	2019
Aggregate fair value	$20,473	$8,497
Contractual balance	20,189	8,316
Gain	$284	$181

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$140	$119	$196	$170
Change in fair value	238	54	103	202
Total change in fair value	$378	$173	$299	$372

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $11.9 million and $8.7 million, with an allocated allowance of $496,000 and $733,000, at June 30, 2020 and December 31, 2019, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of June 30, 2020 Impaired loans:
One-to-four family residential real estate	$489	Sales comparison	Adjustment to appraised value	0%-25%
Commercial	686	Sales comparison	Adjustment to comparable sales	0%-69%
Agriculture	139	Sales comparison	Adjustment to appraised value	0%-30%

As of December 31, 2019 Impaired loans:
One-to-four family residential real estate	$240	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	100	Sales comparison	Adjustment to appraised value	0%-15%
Commercial	678	Sales comparison	Adjustment to comparable sales	0%-75%
Agriculture	405	Sales comparison	Adjustment to appraised value	0%-30%

9. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of June 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2020 and December 31, 2019:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of June 30, 2020
Leverage	$111,568	10.41%	$42,880	4.0%
Common Equity Tier 1 Capital	90,568	13.14%	48,247	7.0%
Tier 1 Capital	111,568	16.19%	58,585	8.5%
Total Risk Based Capital	119,455	17.33%	72,370	10.5%

As of December 31, 2019
Leverage	$106,938	10.94%	$39,109	4.0%
Common Equity Tier 1 Capital	85,938	13.09%	45,952	7.0%
Tier 1 Capital	106,938	16.29%	55,799	8.5%
Total Risk Based Capital	113,545	17.30%	68,928	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at June 30, 2020 and December 31, 2019:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of June 30, 2020
Leverage	$109,028	10.20%	$42,767	4.0%	$53,459	5.0%
Common Equity Tier 1 Capital	109,028	15.92%	47,937	7.0%	44,513	6.5%
Tier 1 Capital	109,028	15.92%	58,210	8.5%	54,785	8.0%
Total Risk Based Capital	116,915	17.07%	71,906	10.5%	68,482	10.0%

As of December 31, 2019
Leverage	$104,510	10.72%	$38,984	4.0%	$48,730	5.0%
Common Equity Tier 1 Capital	104,510	15.94%	45,884	7.0%	42,607	6.5%
Tier 1 Capital	104,510	15.94%	55,716	8.5%	52,439	8.0%
Total Risk Based Capital	111,117	16.95%	68,826	10.5%	65,549	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

Landmark Risk Management, Inc., which was formed and began operations on May 31, 2017, is a Nevada-based captive insurance company that provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in the insurance marketplace. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. As of May 31, 2019, Landmark Risk Management, Inc. exited the pool resources relationship of which it was previously a member. Management expects that it will join a new pool during 2020 and resume providing insurance to the Company and the Bank at that time.

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

Significant Developments – Impact of COVID-19. The COVID-19 pandemic in the United States has had and continues to have a complex and significant adverse impact on the economy, the banking industry and the Company, all subject to a high degree of uncertainty for future periods.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Kansas, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. The Governor of Kansas issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities, which order was effective March 28, 2020. This stay at home order was lifted on May 3, 2020, with economic and social gatherings reopening in a phased-in approach since then. The Bank and its branches have remained open during these orders because banks have been deemed essential businesses. The re-opening of the economy in Kansas has resulted in increased cases of COVID-19, and additional restrictions have been put in place to slow the spread. The Bank is currently serving its customers through its digital banking platforms and drive-thru services, while branch lobbies are open by appointment only. Based on the current environment, it is unclear how the State of Kansas will continue to change or relax its stay-at-home and social distancing policies.

Across the United States, as a result of stay-at-home orders, many states have experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. The unemployment rate in Kansas was 10.0 percent in May 2020, which is an increase from 3.1% in December 2019 as a result of economic impacts of the COVID-19 pandemic.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.

●	On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the Paycheck Protection Program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See footnotes 3 and 11 of the financial statements for additional information.

●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See footnotes 3 and 11 of the financial statements for additional information.

●	On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (“MSNLF”), and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. To obtain a loan, borrowers must confirm that they are seeking financial support because of COVID-19 and that they will not use proceeds from the loan to pay off debt. The Federal Reserve also stated that it would provide additional funding to banks offering PPP loans to struggling small businesses. Lenders participating in the PPP will be able to exclude loans financed by the facility from their leverage ratio. In addition, the Federal Reserve created a Municipal Liquidity Facility to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The Federal Reserve expanded both the size and scope of its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the Federal Reserve announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.

●	In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above have had, and are expected to continue to have, a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurant, hospitality and agriculture industries will continue to endure significant economic distress, which may cause them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and the COVID-19 pandemic is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our one-to-four family residential real estate loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	We established a pandemic response team, which has been meeting as needed since mid-March to address changes resulting from the COVID-19 pandemic. We have a significant portion of our associates working from home and for those that remain in our bank facilities have enhanced safety precautions in place for their safety. We have repositioned associates to support our customer care – call center to handle increased volumes of customer requests and to support our customers’ access to our digital banking platforms.

●	As a preferred lender with the SBA, we were able and prepared to immediately respond to help existing and new clients access the PPP authorized by the CARES Act. As of June 30, 2020, we funded 1,035 loans totaling approximately $130.1 million.

●	As of June 30, 2020, we entered into short-term forbearance plans and short-term repayment plans on 13 one-to-four family residential mortgage loans totaling $1.5 million. We continue to work with our customers by offering loan forbearance and modifications to those impacted by COVID-19. With the safety and well-being of our customers and associates foremost in mind, we limited access to our bank lobbies while keeping our drive-thru lanes open and encouraging our customers to use our online and mobile banking applications or call our customer care center.

●	In July 2020, we declared our 76th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity positions. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the projected length and depth of any economic recession and effects on our operations, profitability and capital positions in future periods. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for income taxes and the accounting for goodwill, all of which involve significant judgment by our management. Information about our critical accounting policies is included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 12, 2020.

Summary of Results. During the second quarter of 2020, we recorded net earnings of $5.1 million, which was an increase of $2.5 million, or 96.3%, from the $2.6 million of net earnings in the second quarter of 2019. During the first six months of 2020, we recorded net earnings of $8.5 million, which was an increase of $3.7 million, or 77.1%, from the $4.8 million of net earnings in the first six months of 2019. The increase in net earnings was primarily driven by higher gains on sales of loans as low mortgage rates have fueled a robust housing market and refinancing activity.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net earnings:
Net earnings	$5,100	$2,598	$8,463	$4,781
Basic earnings per share (1)	$1.13	$0.57	$1.87	$1.04
Diluted earnings per share (1)	$1.13	$0.56	$1.86	$1.04
Earnings ratios:
Return on average assets (2)	1.86%	1.05%	1.62%	0.98%
Return on average equity (2)	18.03%	10.61%	15.22%	10.08%
Equity to total assets	10.48%	10.27%	10.48%	10.27%
Net interest margin (2)	3.72%	3.43%	3.69%	3.42%
Dividend payout ratio	17.70%	33.90%	21.51%	36.70%

(1) Per share values for the periods ended June 30, 2019 have been adjusted to give effect to the 5% stock dividend paid during December 2019.
(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

Interest Income. Interest income of $9.6 million for the quarter ended June 30, 2020 increased $348,000, or 3.7%, as compared to the same period of 2019. Interest income on loans increased $887,000, or 12.9%, to $7.8 million for the quarter ended June 30, 2020, compared to the same period of 2019 due primarily to an increase in our average loan balances, which increased from $512.2 million in the second quarter of 2019 to $674.1 million in the second quarter of 2020. Our average loan balances benefited from the $130.1 million of PPP loans we originated in the second quarter of 2020. While the maturities of PPP loans are two or five years, we anticipate a significant amount will be forgiven prior to the end of 2020 which will increase the yield on these loans and reduce the balances. Partially offsetting the higher average balances were lower yields on loans, which decreased from 5.39% in the second quarter of 2019 to 4.64% in the second quarter of 2020. The Federal Reserve decreased the target federal funds interest rate by a total of 75 basis points in the second half of 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds interest rate by a total of 150 basis points in March 2020. These decreases impacted yields on loans between 2019 and 2020. In addition, the yield on PPP loans is lower than our typical commercial loans, resulting in a lower average yield on loans in the second quarter of 2020. We anticipate that our yield on loans will be adversely affected in future periods as a result originating PPP loans and the impact of loans repricing lower in the current rate environment. Interest income on investment securities decreased $539,000, or 22.3%, to $1.9 million for the second quarter of 2020, as compared to $2.4 million in the same period of 2019. The decrease in interest income on investment securities was the result of lower average balances, which decreased from $388.7 million in the second quarter of 2019 to $313.9 million in the second quarter of 2020, and lower rates, which decreased from 2.72% in the second quarter of 2019 to 2.67% in the second quarter of 2020.

Interest income of $19.0 million for the six months ended June 30, 2020 increased $782,000, or 4.3%, as compared to the same period of 2019. Interest income on loans increased $1.6 million, or 11.6%, to $14.9 million for the six months ended June 30, 2020, compared to the same period of 2019 due primarily to an increase in our average loan balances, which increased from $502.0 million during the first six months of 2019 to $610.5 million during the first six months of 2020. Partially offsetting the higher average balances were lower yields on loans, which decreased from 5.36% in the six months ended June 30, 2019 to 4.91% during the six months ended June 30, 2020. Our average loan balances and yields were impacted by the same factors described in the quarter-to-quarter comparison above. Interest income on investment securities decrease $770,000, or 15.9%, to $4.1 million for the first six months of 2020, as compared to $4.8 million in the same period of 2019. The decrease in interest income on investment securities was the result of lower average balances, which decreased from $389.1 million in the first six months of 2019 compared to $337.6 million in the first six months of 2020, and lower rates, which decreased from 2.74% in the first six months of 2019 to 2.67% in the first six months of 2020.

Interest Expense. Interest expense during the quarter ended June 30, 2020 decreased $1.2 million, or 65.5%, to $626,000 as compared to the same period of 2019. Interest expense on interest-bearing deposits decreased $919,000, or 66.6%, to $461,000 for the quarter ended June 30, 2020 as compared to the same period of 2019. Our total cost of interest-bearing deposits decreased from 0.86% in the second quarter of 2019 to 0.28% in the second quarter of 2020 as a result of lower rates paid on money market and checking accounts, as the rates reprice based on market indexes, and lower rates on our certificates of deposit. Partially offsetting the lower interest expense rates was an increase in average interest-bearing deposit balances, which increased from $642.1 million in the second quarter of 2019 to $654.4 million in the second quarter of 2020. For the second quarter of 2020, interest expense on borrowings decreased $267,000, or 61.8%, to $165,000 as compared to the same period of 2019 due to a decrease in our average outstanding borrowings, which decreased from $60.6 million in the second quarter of 2019 to $39.0 million in the same period of 2020, and lower rates, which decreased from 2.86% in the second quarter of 2019 to 1.70% in the same period of 2020.

Interest expense during the six months ended June 30, 2020 decreased $1.7 million, or 47.4%, to $1.8 million as compared to the same period of 2019. Interest expense on interest-bearing deposits decreased $1.3 million, or 46.7%, to $1.4 million for the six months ended June 30, 2020 as compared to the same period of 2019. The decrease in interest expense on interest-bearing deposits was the result of lower rates paid on money market and checking accounts, as the rates reprice based on market indexes, and lower rates on our certificates of deposit. Partially offsetting the lower interest expense was an increase in average interest-bearing deposit balances, which increased from $645.5 million in the first six months of 2019 to $649.6 million in the same period of 2020. The average rate of interest-bearing deposits decreased 0.40% to 0.45% for the first six months of 2020 as compared to 0.85% in the same period of 2019. For the first six months of 2020, interest expense on borrowings decreased $391,000, or 49.6%, to $398,000 as compared to the same period of 2019, due to a decrease in our average outstanding borrowings, which decreased from $54.2 million in the first six months of 2019 to $40.1 million in the first six months of 2020. Also contributing to the lower average outstanding borrowings were lower average rates on our borrowings, which decreased to 2.00% for the first six months of 2020 compared to 2.93% for the same period of 2019.

Net Interest Income. Net interest income increased $1.5 million, or 20.5%, to $9.0 million for the second quarter of 2020 compared to the same period of 2019. The increase in net interest income was primarily a result of an increase of 10.9% in average interest-earning assets, from $901.2 million in the second quarter of 2019 to $999.3 million for the same period of 2020. The increase average interest-earning assets was primarily due to growth in our average loan balances. Our net interest margin, on a tax-equivalent basis, increased from 3.43% during the second quarter of 2019 to 3.72% in the same period of 2020.

Net interest income increased $2.4 million, or 16.6%, to $17.1 million for the first six months of 2020 compared to the same period of 2019. The increase was primarily a result of a 7.1% increase in average interest-earning assets, from $892.2 million in the first six months of 2019 to $955.9 million in the first six months of 2020. The increase average interest-earning assets was primarily due to growth in our average loan balances. Net interest margin, on a tax-equivalent basis, increased from 3.42% in the first six months of 2019 to 3.69% in the same period of 2020.

As a result of the COVID-19 pandemic, we have originated approximately $130.1 million of PPP loans from April 3, 2020 through June 30, 2020. These loans have an interest rate of 1.00% plus the amortization of the origination fee which resulted in a yield of 2.60% on PPP loans in the second quarter of 2020. The maturity date of these loans is two or five years unless the borrower’s loan is forgiven, in which case the loan may be repaid sooner. While the cost of our funds is lower than the yield on these loans, the interest rate spread is lower than we generally have received. As a result of the origination of PPP loans, to the extent PPP loans we originate are not forgiven. our net interest income may increase in future periods, but our net interest margin will likely decline. In addition, the COVID-19 pandemic has slowed our origination of new loans, excluding PPP loans, which may lead to lower net interest income and net interest margin in future periods. The decline in market interest rates will also likely adversely impact our net interest income and net interest margin as a result of lower yields on loans and investment securities exceeding the benefit of a lower cost of funds.

See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on asset yields, liability rates and net interest margin.

Provision for Loan Losses. We maintain, and our Board of Directors monitors, an allowance for losses on loans. The allowance is established based upon management’s periodic evaluation of known and inherent risks in the loan portfolio, review of significant individual loans and collateral, review of delinquent loans, past loss experience, adverse situations that may affect the borrowers’ ability to repay, current and expected market conditions, and other factors management deems important. Determining the appropriate level of reserves involves a high degree of management judgment and is based upon historical and estimated losses in the loan portfolio and the collateral value or discounted cash flows of specifically identified impaired loans. Additionally, allowance policies are subject to periodic review and revision in response to a number of factors, including current market conditions, actual loss experience and management’s expectations.

During the second quarter of 2020, we recorded a provision for loan losses of $400,000 compared to $400,000 in the second quarter of 2019. We recorded net loan charge-offs of $132,000 during the second quarter of 2020 compared to net loan charge-offs of $72,000 during the second quarter of 2019.

During the first six months of 2020, we recorded a provision for loan losses of $1.6 million compared to $600,000 during the same period of 2019. We recorded net loan charge-offs of $320,000 during the six months ended June 30, 2020 compared to $99,000 during the same period of 2019. The increase in our provision for loan losses during 2020 was primarily due to the estimated economic impact of the COVID-19 pandemic. If the COVID-19 pandemic causes economic declines in excess of our estimations, or if the pandemic lasts longer than currently projected, our provision for loan losses may remain elevated or increase in future periods. We expect to see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic. We will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $7.0 million in the second quarter of 2020, an increase of $3.0 million, or 74.8%, from the same period in 2019, primarily as a result of an increase of $3.1 million in gains on sales of loans. Our gains on sales of loans increased as our originations of secondary market one-to-four family residential real estate loans increased due to the decline in mortgage interest rates that have fueled a robust housing market and refinancing activity. We anticipate our origination levels to remain elevated for some time as a result of the current interest rates; however, the impact of the COVID-19 pandemic may slow these volumes if our borrowers are impacted by the economic slowdown. Partially offsetting this increase is a decrease of $177,000 in fees and services charges due to lower overdraft fees and a decrease of $61,000 in other non-interest income which was primarily due to losses on the sale of real estate owned. The second quarter of 2019 included losses on sales of investment securities totaling $146,000.

Total non-interest income was $12.3 million in the first half of 2020, an increase of $5.1 million, or 70.1%, from the first half of 2019. The increase in non-interest income was primarily due to an increase of $3.2 million in gains on sales of loans, driven by higher volumes of secondary market one-to-four family residential real estate loans originated. Also contributing to the increase in non-interest income was $1.8 million of gains on sales of investment securities due to approximately $45 million of mortgage-backed investment securities sold during the first six months of 2020. We sold higher coupon mortgage-backed investment securities after comparing the market prices to the risks of accelerating prepayment speeds due to decreasing interest rates. A loss of $146,000 was recorded on sales of investment securities during the six months ended June 30, 2019.

Non-interest Expense. Non-interest expense totaled $9.1 million for the second quarter of 2020, an increase of $1.2 million, or 14.5%, from $8.0 million for the second quarter of 2019. The increase was primarily due to increases of $1.0 million in compensation and benefits as a result of the addition of bank employees and increased compensation costs. Also contributing to the increase were increases of $133,000 in amortization of intangibles resulting from accelerated prepayments on mortgage servicing rights.

Non-interest expense totaled $17.2 million for the first six months of 2020, an increase of $1.5 million or 9.8%, from $15.7 million for the first six months of 2019. The increase was primarily due to increases of $1.4 million in compensation and benefits as a result of the addition of bank employees and increased compensation costs. Also contributing to the increase was an increase of $146,000 in amortization of intangibles resulting from accelerated prepayments on mortgage servicing rights. Partially offsetting that increase was a decline of $125,000 in professional fees due primarily to a decrease in costs associated with an external audit of our internal controls over financial reporting that will no longer be required for the Company based on the fact that the Company will no longer qualify as an accelerated filer for its Form 10-K for the year ending December 31, 2020 based on the change in the definition of accelerated filer.

Income Tax Expense. During the second quarter of 2020, we recorded income tax expense of $1.4 million, compared to $506,000 during the same period of 2019. Our effective tax rate increased from 16.3% in the second quarter of 2019 to 21.2% in the second quarter of 2020, primarily due to an increase in earnings before income taxes while our tax-exempt income declined over the comparable periods.

We recorded income tax expense of $2.2 million for the first six months of 2020 compared to $847,000 in the same period of 2019. Our effective tax rate increased from 15.0% in the first half of 2019 to 20.3% in the first half of 2020 primarily due to an increase in earnings before income taxes while our tax-exempt income declined over the comparable periods.

Financial Condition. Economic conditions in the United States deteriorated during the first six months of 2020 as the impact of COVID-19 caused portions of the economy to shut down. On March 28, 2020, a stay at home order was issued for the entire state of Kansas, which expanded previously issued local orders. This stay at home order was lifted on May 3, 2020 with a phased approach to reopening the Kansas economy. The State of Kansas and the geographic markets in which the Company operates have been significantly impacted by this pandemic. The Company’s allowance for loan losses at June 30, 2020 included estimates of the economic impact of COVID-19 on our loan portfolio. COVID-19 will likely continue to cause an increase in our delinquent and non-accrual loans as the economic slowdown impacts our customers. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While we anticipate further increases in problem assets as a result of COVID-19, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future. The table below shows additional information on the diversification of industry types within our commercial real estate and commercial loan categories:

(dollars in thousands)	As of June 30, 2020
	Loan	Percent of
	balance	total loans
Commercial real estate loans:
Real estate rental and leasing - owner occupied	$42,767	6.1%
Real estate rental and leasing - non-owner occupied	$31,724	4.5%
Accomodations and hotels	15,132	2.2%
Retail	9,054	1.3%
Health care and social assistance	9,727	1.4%
Restaurants	5,702	0.8%
Construction and specialty contractors	4,286	0.6%
Educational services	4,661	0.7%
Other	21,196	3.0%
Total commercial real estate loans	$144,249	20.6%

Commercial loans:
Finance and insurance	17,766	2.5%
Auto and equipment leasing	17,429	2.5%
Wholesale	14,761	2.1%
Construction and specialty contractors	11,532	1.6%
Retail	8,337	1.2%
Restaurants	7,013	1.0%
Real estate rental and leasing	3,115	0.4%
Other	37,436	5.3%
Total commercial loans	$117,389	16.7%

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $120.5 million, or 12.1%, to $1.1 billion at June 30, 2020, compared to $998.5 million at December 31, 2019. Investment securities available for sale decreased $56.2 million, or 15.5%, to $306.8 million at June 30, 2020, from $363.0 million at December 31, 2019 primarily due to the result of the strategic sale of agency mortgage-backed investment securities during the first quarter of 2020. Net loans increased $157.4 million, or 29.6%, to $689.6 million at June 30, 2020, compared to $532.2 million at year-end 2019. Our loan growth during the second quarter of 2020 was primarily due to the origination of PPP loans. We anticipate that loan growth will slow down in the future for our commercial and commercial real estate portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At June 30, 2020 our allowance for loan losses totaled $7.7 million, or 1.11% of gross loans outstanding, compared to $6.5 million, or 1.20% of gross loans outstanding, at December 31, 2019. The allowance for loan losses to gross loans outstanding declined as a result of originating $130.1 million of PPP loans which are guaranteed by the SBA and have no allowance allocated as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, approximately $26.0 million and $18.1 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. The increase in classified loans was primarily due to the impact of COVID-19 and weakness in the agriculture industry which deteriorated further due to the pandemic. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for loan losses was sufficient to cover the risks and probable incurred losses related to such loans at June 30, 2020 and December 31, 2019, respectively.

Loans past due 30-89 days and still accruing interest totaled $4.2 million, or 0.60% of gross loans, at June 30, 2020, compared to $3.4 million, or 0.64% of gross loans, at December 31, 2019. At June 30, 2020, $8.2 million in loans were on non-accrual status, or 1.18% of gross loans, compared to $5.5 million, or 1.03% of gross loans, at December 31, 2019. Non-accrual loans typically consist of loans 90 or more days past due and certain impaired loans. No loans were 90 days delinquent and accruing interest at June 30, 2020 or December 31, 2019. Our impaired loans totaled $11.9 million at June 30, 2020 compared to $8.7 million at December 31, 2019. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2020 and December 31, 2019 was related to TDRs that were accruing interest but still classified as impaired.

At June 30, 2020, the Company had eight loan relationships consisting of sixteen outstanding loans that were classified as TDRs. One commercial loan relationship with five loans was classified as a TDR during the three months and six months ended June 30, 2020. No loan restructurings were classified as TDRs during the first six months of 2019.

As of June 30, 2020, the Company had restructured 135 loans totaling $54.7 million as a result of the COVID-19 pandemic. These loans are not classified as TDRs based on the CARES Act and regulatory guidance as the modifications were directly related to the impact of COVID-19. As of June 30, 2020, these loans were all performing based on the terms of their restructurings. As of July 31, 2020, 57 loans with outstanding loan balances of $18.4 million had reached the end of their initial deferral periods and returned to their respective contractual payment terms. Additionally, as of the same date, only 2 borrowers with aggregate loans outstanding of $3.8 million were granted a second deferral. The following table presents additional information on these commercial and commercial real estate loan modifications by industry type:

(dollars in thousands)	As of June 30, 2020
	Commercial		Other	Total COVID-19
	real estate	Commercial	loans	modificatons
Real estate rental and leasing - owner occupied	$3,079	$91	$2,606	$5,776
Real estate rental and leasing - non-owner occupied	8,511	-	4,720	13,231
Accommodations and hotels	9,920	-	-	9,920
Manufacturing	558	2,208	598	3,364
Restaurants	3,779	820	-	4,599
Healthcare and social assistance	2,275	313	653	3,241
Educational services	2,009	-	1,089	3,098
Construction and specialty contractors	97	379	261	737
Other	3,558	2,917	4,269	10,744
Total COVID-19 loan modifications	$33,786	$6,728	$14,196	$54,710

Consistent with the CARES Act and regulatory guidance, the Company entered into short-term forbearance plans or short-term repayment plans on thirteen one-to-four family residential mortgage loans totaling $1.5 million as of June 30, 2020. These modifications are not included in the table above.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At June 30, 2020, we had $314,000 of real estate owned compared to $290,000 at December 31, 2019. As of June 30, 2020, real estate owned consisted of undeveloped land and residential real estate. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $109.2 million, or 13.1%, in total deposits during the first six months of 2020, to $944.2 million at June 30, 2020, from $835.0 million at December 31, 2019. The increase in deposits was primarily due to increased balances of non-interest bearing, money market and checking and savings deposit accounts. This increase in deposits was primarily related to PPP funds, government stimulus payments and customers increasing liquidity. This increase was partially offset by lower balances of time deposit accounts.

Non-interest-bearing deposits at June 30, 2020, were $277.6 million, or 29.4% of deposits, compared to $182.7 million, or 21.9% of deposits, at December 31, 2019. Money market and checking deposit accounts were 45.7% of our deposit portfolio and totaled $431.8 million at June 30, 2020, compared to $405.7 million, or 48.6% of deposits, at December 31, 2019. Savings accounts increased to $116.3 million, or 12.3% of deposits, at June 30, 2020, from $99.5 million, or 11.9% of deposits, at December 31, 2019. Certificates of deposit totaled $118.5 million, or 12.6% of deposits, at June 30, 2020, compared to $147.1 million, or 17.6% of deposits, at December 31, 2019.

Certificates of deposit at June 30, 2020, scheduled to mature in one year or less, totaled $96.4 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $2.4 million to $39.8 million at June 30, 2020, from $42.2 million at December 31, 2019. The decrease in total borrowings was primarily due to a decrease in our other borrowings, consisting of repurchase agreements, from $17.5 million at December 31, 2019 to $10.2 million at June 30, 2020. Partially offsetting that decrease was $8.0 million of FHLB advances we borrowed during the second quarter of 2020 as a result of special rate PPP funding offered by the FHLB.

Cash Flows. During the six months ended June 30, 2020, our cash and cash equivalents increased by $4.5 million. Our operating activities used cash of $2.5 million during the first six months of 2020 primarily as a result of the origination of loans held for sale. Our investing activities used net cash of $95.7 million during the first six months of 2020, primarily as a result of funding PPP loans. Financing activities provided net cash of $102.7 million during the first six months of 2020, primarily as a result of an increase in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $325.0 million at June 30, 2020 and $376.7 million at December 31, 2019. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At June 30, 2020, we had an outstanding FHLB advance of $8.0 million and no borrowings against our line of credit with the FHLB. At June 30, 2020, we had collateral pledged to the FHLB that would allow us to borrow an additional $67.2 million, subject to FHLB credit requirements and policies. At June 30, 2020, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $107.3 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at June 30, 2020. At June 30, 2020, we had subordinated debentures totaling $21.7 million and other borrowings of $10.2 million, which consisted of $10.2 million in repurchase agreements. The Company also has available a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2020, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, with which the Company was in compliance at June 30, 2020.

We have been actively monitoring our liquidity since the COVID-19 pandemic began. This includes enhanced monitoring of cash levels and unfunded loan commitments. We also increased our borrowing capacity at the Federal Reserve discount window by pledging additional municipal investment securities as collateral.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.1 million at June 30, 2020.

At June 30, 2020, we had outstanding loan commitments, excluding standby letters of credit, of $128.7 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of June 30, 2020 and December 31, 2019, the Bank met the capital requirements to be deemed “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of June 30, 2020, the Company and the Bank met all capital adequacy requirements to which we are subject.

We believe the Company has adequate capital to withstand the impact of the COVID-19 pandemic and any economic downturn on our asset quality and net earnings. The Company performs stress tests on the loan portfolio to measure the impact of severe economic recessions on its capital levels to help it monitor capital levels in connection with the COVID-19 pandemic.

Dividends. During the quarter ended June 30, 2020, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain greater than 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2020. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2020, approximately $18.6 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
(Dollars in thousands)	June 30, 2020			June 30, 2019
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$11,299	$4	0.14%	$298	$5	6.73%
Investment securities (1)	313,872	2,087	2.67%	388,681	2,638	2.72%
Loans receivable, net (2)	674,149	7,772	4.64%	512,242	6,886	5.39%
Total interest-earning assets	999,320	9,863	3.97%	901,221	9,529	4.24%
Non-interest-earning assets	98,083			93,393
Total	$1,097,403			$994,614

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$412,894	$139	0.14%	$375,590	$712	0.76%
Savings accounts	112,994	10	0.04%	97,760	9	0.04%
Time deposit	128,545	312	0.98%	168,729	659	1.57%
Total deposits	654,433	461	0.28%	642,079	1,380	0.86%
FHLB advances and other borrowings	38,964	165	1.70%	60,585	432	2.86%
Total interest-bearing liabilities	693,397	626	0.36%	702,664	1,812	1.03%
Non-interest-bearing liabilities	290,535			193,777
Stockholders’ equity	113,471			98,173
Total	$1,097,403			$994,614

Interest rate spread (3)			3.61%			3.21%
Net interest margin (4)		$9,237	3.72%		$7,717	3.43%
Tax-equivalent interest - imputed		222			236
Net interest income		$9,015			$7,481
Ratio of average interest-earning assets to average interest-bearing liabilities			144.1%			128.3%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
(Dollars in thousands)	June 30, 2020			June 30, 2019
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$7,765	$15	0.39%	$1,074	$19	3.57%
Investment securities (1)	337,568	4,484	2.67%	389,059	5,280	2.74%
Loans receivable, net (2)	610,529	14,904	4.91%	502,040	13,353	5.36%
Total interest-earning assets	955,862	19,403	4.08%	892,173	18,652	4.22%
Non-interest-earning assets	95,079			93,074
Total	$1,050,941			$985,247

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$402,961	$653	0.33%	$379,254	$1,394	0.74%
Savings accounts	107,366	19	0.04%	96,959	17	0.04%
Time deposit	139,292	772	1.11%	169,332	1,300	1.55%
Total deposits	649,619	1,444	0.45%	645,545	2,711	0.85%
FHLB advances and other borrowings	40,052	398	2.00%	54,230	789	2.93%
Total interest-bearing liabilities	689,671	1,842	0.54%	699,775	3,500	1.01%
Non-interest-bearing liabilities	249,150			189,857
Stockholders’ equity	112,120			95,615
Total	$1,050,941			$985,247

Interest rate spread (3)			3.54%			3.21%
Net interest margin (4)		$17,561	3.69%		$15,152	3.42%
Tax-equivalent interest - imputed		444			475
Net interest income		$17,117			$14,677
Ratio of average interest-earning assets to average interest-bearing liabilities			138.6%			127.5%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

(Dollars in thousands)	Three months ended June 30,			Six months ended June 30,
	2020 vs 2019			2020 vs 2019
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at banks	$(1)	$-	$(1)	$(5)	$1	$(4)
Investment securities	(503)	(48)	(551)	(667)	(129)	(796)
Loans	1,583	(697)	886	2,536	(985)	1,551
Total	1,079	(745)	334	1,864	(1,113)	751
Interest expense:
Deposits	27	(946)	(919)	17	(1,284)	(1,267)
Borrowings	(125)	(142)	(267)	(177)	(214)	(391)
Total	(98)	(1,088)	(1,186)	(160)	(1,498)	(1,658)
Net interest income	$1,177	$343	$1,520	$2,024	$385	$2,409

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at June 30, 2020, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$81	0.2%
100 basis point rising	$(127)	(0.4%)
100 basis point falling	$58	0.2%
200 basis point falling	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic.
●	The impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges.The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of the COVID-19 pandemic on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System including on our net interest income and the value of our securities portfolio.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR.
●	The effects of severe weather, natural disasters, widespread disease or pandemics, and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 12, 2020 and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factor applies to the Company:

The outbreak of Coronavirus Disease 2019 (“COVID-19”) has adversely impacted, and an outbreak of other highly infectious or contagious diseases could adversely impact, certain industries in which the Company’s customers operate and has impaired their ability to fulfill their obligations to the Company. COVID-19 caused the U.S. economy to enter into a recession in February 2020. The continued spread of the outbreak is expected to lead to further disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The spread of highly infectious or contagious diseases could cause, and the spread of COVID-19 has caused, severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations. We have experienced and expect to see further impacts from COVID-19 on our business, and we believe that it may be significant, adverse and potentially material. COVID-19 continues to spread through the United States and the world. The resulting concerns on the part of the U.S. and global populations have created the threat of recessions, reduced economic activity and caused a significant volatility in the global stock markets. We expect that we could experience significant disruptions across our business due to these effects, leading to decreased earnings and significant slowdowns in our loan collections or loan defaults.

COVID-19 may impact businesses’ and consumers’ financial ability to borrow money, which would negatively impact loan volumes. In addition, certain of our borrowers are in or have exposure to the retail, restaurant, hospitality and agriculture industries and/or are located in areas that are under local orders limiting their operations. COVID-19 may also continue to have an adverse effect on our commercial real estate and one-to-four family residential real estate loan portfolios. The quarantine or stay-at-home order had a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults. As COVID-19 continues to spread, future restrictions may further impact our customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended June 30, 2020, of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may yet be purchased under the plans (1)

April 1-30, 2020	15,757	$20.73	15,757	227,002
May 1-31, 2020	-	-	-	227,002
June 1-30, 2020	-	-	-	227,002
Total	15,757	$20.73	15,757	227,002

(1) In December 2017, our Board of Directors approved a stock repurchase program, permitting us to repurchase up to 108,006 shares of our common stock, which was the amount of shares remaining under our prior stock repurchase program (“December 2017 Repurchase Program”). Unless terminated earlier by resolution of the Board of Directors, the December 2017 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of June 30, 2020, there were 1,112 shares remaining to repurchase under the December 2017 Repurchase Program. In March 2020, our Board of Directors approved a new stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”) following repurchase of all shares under the December 2017 Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2020 and June 30, 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and June 30, 2019; (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and June 30, 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 7, 2020	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

