Form 10-Q
period 2020-09-30
LANDMARK BANCORP INC
filed 2020-11-06
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of November 5, 2020, the issuer had outstanding 4,510,988 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and cash equivalents	$15,820	$13,694
Investment securities available-for-sale, at fair value	299,530	362,998
Bank stocks, at cost	4,459	3,109
Loans, net of allowance for loans losses of $8,366 at September 30, 2020 and $6,467 at December 31, 2019	728,150	532,180
Loans held for sale, at fair value	18,253	8,497
Premises and equipment, net	20,617	21,133
Bank owned life insurance	25,269	24,809
Goodwill	17,532	17,532
Other intangible assets, net	3,578	2,829
Real estate owned, net	1,488	290
Accrued interest and other assets	14,246	11,394
Total assets	$1,148,942	$998,465

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$272,864	$182,717
Money market and checking	437,056	405,746
Savings	120,424	99,522
Time	127,598	147,063
Total deposits	957,942	835,048

Federal Home Loan Bank borrowings	20,069	3,000
Subordinated debentures	21,651	21,651
Other borrowings	8,400	17,548
Accrued interest, taxes, and other liabilities	19,010	12,611
Total liabilities	1,027,072	889,858

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,617,882 and 4,597,396 shares issued at September 30, 2020 and December 31, 2019, respectively	46	46
Additional paid-in capital	69,303	69,029
Retained earnings	45,462	34,293
Treasury stock, at cost: 106,894 and 0 shares at September 30, 2020 and December 31, 2019, respectively	(2,349)	-
Accumulated other comprehensive income	9,408	5,239
Total stockholders’ equity	121,870	108,607
Total liabilities and stockholders’ equity	$1,148,942	$998,465

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans:
Taxable	$7,975	$7,070	$22,819	$20,358
Tax-exempt	23	26	71	78
Investment securities:
Taxable	945	1,444	3,335	4,430
Tax-exempt	814	905	2,491	2,756
Total interest income	9,757	9,445	28,716	27,622
Interest expense:
Deposits	354	1,433	1,798	4,144
Borrowings	136	353	534	1,142
Total interest expense	490	1,786	2,332	5,286
Net interest income	9,267	7,659	26,384	22,336
Provision for loan losses	1,000	400	2,600	1,000
Net interest income after provision for loan losses	8,267	7,259	23,784	21,336
Non-interest income:
Fees and service charges	2,122	2,057	5,838	5,677
Gains on sales of loans, net	4,944	2,081	10,961	4,943
Bank owned life insurance	152	159	460	478
(Losses)/gains on sales of investment securities, net	678	-	2,448	(146)
Other	269	258	783	847
Total non-interest income	8,165	4,555	20,490	11,799

Non-interest expense:
Compensation and benefits	5,559	4,678	15,394	13,072
Occupancy and equipment	1,106	1,207	3,248	3,369
Professional fees	381	446	1,095	1,285
Data processing	447	405	1,311	1,233
Amortization of intangibles	465	332	1,166	887
Advertising	150	166	451	501
Federal deposit insurance premiums	64	(66)	166	71
Foreclosure and real estate owned expense	68	75	110	142
Other	1,282	1,375	3,804	3,751
Total non-interest expense	9,522	8,618	26,745	24,311
Earnings before income taxes	6,910	3,196	17,529	8,824
Income tax expense	1,483	583	3,639	1,430
Net earnings	$5,427	$2,613	$13,890	$7,394
Earnings per share:
Basic (1)	$1.21	$0.57	$3.07	$1.61
Diluted (1)	$1.20	$0.57	$3.06	$1.61
Dividends per share (1)	$0.20	$0.19	$0.60	$0.57

(1)	Per share amounts for the periods ended September 30, 2019 have been adjusted to give effect to the 5% stock dividend paid during December 2019.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2020	2019	2020	2019

Net earnings	$5,427	$2,613	$13,890	$7,394

Net unrealized holding gains on available-for-sale securities	661	1,787	7,970	11,995
Reclassification adjustment for net losses (gains) included in earnings	(678)	-	(2,448)	146
Net unrealized gains	(17)	1,787	5,522	12,141
Income tax effect on net (losses) gains included in earnings	166	-	600	(36)
Income tax effect on net unrealized holding gains	(162)	(437)	(1,953)	(2,938)
Other comprehensive (loss) income	(13)	1,350	4,169	9,167

Total comprehensive income	$5,414	$3,963	$18,059	$16,561

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at July 1, 2019	$44	$63,904	$35,105	$-	$3,826	$102,879
Net earnings	-	-	2,613	-	-	2,613
Other comprehensive income	-	-	-	-	1,350	1,350
Dividends paid ($0.19 per share)	-	-	(875)	-	-	(875)
Stock-based compensation	-	71	-	-	-	71
Balance at September 30, 2019	$44	$63,975	$36,843	$-	$5,176	$106,038

Balance at July 1, 2020	$46	$69,224	$40,938	$(2,349)	$9,421	$117,280
Net earnings	-	-	5,427	-	-	5,427
Other comprehensive loss	-	-	-	-	(13)	(13)
Dividends paid ($0.20 per share)	-	-	(903)	-	-	(903)
Stock-based compensation	-	79	-	-	-	79
Balance at September 30, 2020	$46	$69,303	$45,462	$(2,349)	$9,408	$121,870

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2019	$44	$63,775	$32,073	$-	$(3,991)	$91,901
Net earnings	-	-	7,394	-	-	7,394
Other comprehensive income	-	-	-	-	9,167	9,167
Dividends paid ($0.57 per share)	-	-	(2,624)	-	-	(2,624)
Stock-based compensation	-	200	-	-	-	200
Balance at September 30, 2019	$44	$63,975	$36,843	$-	$5,176	$106,038

Balance at January 1, 2020	$46	$69,029	$34,293	$-	$5,239	$108,607
Net earnings	-	-	13,890	-	-	13,890
Other comprehensive income	-	-	-	-	4,169	4,169
Dividends paid ($0.60 per share)	-	-	(2,721)	-	-	(2,721)
Stock-based compensation	-	241	-	-	-	241
Exercise of stock options, 3,136 shares	-	33	-	-	-	33
Purchase of 106,894 treasury shares	-	-	-	(2,349)	-	(2,349)
Balance at September 30, 2020	$46	$69,303	$45,462	$(2,349)	$9,408	$121,870

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$13,890	$7,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,600	1,000
Valuation allowance on real estate owned	19	31
Amortization of investment security premiums, net	906	1,285
Amortization of purchase accounting adjustment on loans	(42)	(27)
Amortization of intangibles	1,166	887
Depreciation	743	761
Increase in cash surrender value of bank owned life insurance	(460)	(478)
Stock-based compensation	241	200
Deferred income taxes	1,041	(430)
Net (gains) losses on sales of investment securities	(2,448)	146
Net loss (gain) on sales of premises, equipment and real estate owned	38	(2)
Net gains on sales of loans	(10,961)	(4,943)
Proceeds from sales of loans	285,497	146,990
Origination of loans held for sale	(286,207)	(152,983)
Changes in assets and liabilities:
Accrued interest and other assets	(3,615)	338
Accrued expenses, taxes, and other liabilities	4,005	(1,208)
Net cash provided by (used in) operating activities	6,413	(1,039)
Cash flows from investing activities:
Net increase in loans	(199,351)	(32,377)
Maturities and prepayments of investment securities	46,231	54,998
Purchases of investment securities	(36,863)	(34,751)
Proceeds from sales of investment securities	61,164	9,491
Redemption of bank stocks	1,655	7,498
Purchase of bank stocks	(3,005)	(5,953)
Proceeds from sales of premises and equipment and foreclosed assets	343	26
Purchases of premises and equipment, net	(239)	(986)
Net cash used in investing activities	(130,065)	(2,054)
Cash flows from financing activities:
Net increase in deposits	122,894	10,106
Federal Home Loan Bank advance borrowings	156,950	325,497
Federal Home Loan Bank advance repayments	(139,881)	(328,297)
Proceeds from other borrowings	1,075	1,033
Repayments on other borrowings	(10,223)	-
Proceeds from exercise of stock options	33	-
Payment of dividends	(2,721)	(2,624)
Purchase of treasury stock	(2,349)	-
Net cash provided by financing activities	125,778	5,715
Net increase in cash and cash equivalents	2,126	2,622
Cash and cash equivalents at beginning of period	13,694	19,114
Cash and cash equivalents at end of period	$15,820	$21,736

LANDMARK BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2020	2019
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$2,890	$511
Cash paid for interest	2,523	5,156
Cash paid for operating leases	134	116

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	1,586	482
Operating lease asset and related lease liability recorded	-	353

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three month and nine month interim periods ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.	Investments

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$2,000	$47	$-	$2,047
U. S. federal agency obligations	18,860	146	(18)	18,988
Municipal obligations, tax exempt	135,700	6,179	(2)	141,877
Municipal obligations, taxable	45,414	2,965	-	48,379
Agency mortgage-backed securities	80,421	3,144	-	83,565
Certificates of deposit	4,674	-	-	4,674
Total	$287,069	$12,481	$(20)	$299,530

(Dollars in thousands)	As of December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$2,300	$16	$-	$2,316
U. S. federal agency obligations	4,015	91	-	4,106
Municipal obligations, tax exempt	142,391	3,513	(42)	145,862
Municipal obligations, taxable	45,541	1,293	(55)	46,779
Agency mortgage-backed securities	159,908	2,353	(230)	162,031
Certificates of deposit	1,904	-	-	1,904
Total	$356,059	$7,266	$(327)	$362,998

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2020 and December 31, 2019. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of September 30, 2020
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	5	$13,848	$(18)	$-	$-	$13,848	$(18)
Municipal obligations, tax exempt	3	1,329	(2)	-	-	1,329	(2)
Total	8	$15,177	$(20)	$-	$-	$15,177	$(20)

(Dollars in thousands)		As of December 31, 2019
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	23	$5,676	$(16)	$3,473	$(26)	$9,149	$(42)
Municipal obligations, taxable	4	2,563	(55)	-	-	2,563	(55)
Agency mortgage-backed securities	21	15,735	(43)	17,137	(187)	32,872	(230)
Total	48	$23,974	$(114)	$20,610	$(213)	$44,584	$(327)

The Company’s U.S. federal agency obligations portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of September 30, 2020.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. The Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of their costs. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2020 and December 31, 2019.

The table below sets forth amortized cost and fair value of investment securities at September 30, 2020. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$12,464	$12,489
Due after one year but within five years	146,177	151,148
Due after five years but within ten years	63,935	67,775
Due after ten years	64,493	68,118
Total	$287,069	$299,530

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Sales proceeds	$16,655	$-	$61,164	$9,491

Realized gains	$678	$-	$2,450	$2
Realized losses	-	-	(2)	(148)
Net realized losses	$678	$-	$2,448	$(146)

Securities with carrying values of $279.9 million and $240.0 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at September 30, 2020 and December 31, 2019, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.	Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2020	2019

One-to-four family residential real estate	$162,344	$146,505
Construction and land	28,094	22,459
Commercial real estate	154,804	133,501
Commercial	137,286	109,612
Paycheck protection program	130,977	-
Agriculture	99,430	98,558
Municipal	2,389	2,656
Consumer	23,988	25,101
Total gross loans	739,312	538,392
Net deferred loan (fees)/costs and loans in process	(2,796)	255
Allowance for loan losses	(8,366)	(6,467)
Loans, net	$728,150	$532,180

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class:

(Dollars in thousands)	Three and nine months ended September 30, 2020
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at July 1, 2020	$707	$273	$1,693	$2,356	$2,565	$6	$147	$7,747
Charge-offs	(89)	(91)	-	(167)	(3)	-	(57)	(407)
Recoveries	-	-	-	1	-	-	25	26
Provision for loan losses	213	22	264	436	15	-	50	1,000
Balance at September 30, 2020	831	204	1,957	2,626	2,577	6	165	8,366

Balance at January 1, 2020	$501	$271	$1,386	$1,815	$2,347	$7	$140	$6,467
Charge-offs	(109)	(191)	(120)	(200)	(3)	-	(180)	(803)
Recoveries	-	-	13	3	-	6	80	102
Provision for loan losses	439	124	678	1,008	233	(7)	125	2,600
Balance at September 30, 2020	831	204	1,957	2,626	2,577	6	165	8,366

(Dollars in thousands)	Three and nine months ended September 30, 2019
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Balance at July 1, 2019	$441	$255	$1,758	$1,404	$2,260	$7	$141	$6,266
Charge-offs	(15)	(31)	-	(284)	-	-	(81)	(411)
Recoveries	-	-	-	1	-	-	23	24
Provision for loan losses	249	(156)	(326)	490	40	(1)	104	400
Balance at September 30, 2019	675	68	1,432	1,611	2,300	6	187	6,279

Balance at January 1, 2019	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765
Charge-offs	(56)	(31)	-	(324)	-	-	(183)	(594)
Recoveries	1	-	-	52	-	6	49	108
Provision for loan losses	281	(69)	(254)	832	62	(7)	155	1,000
Balance at September 30, 2019	675	68	1,432	1,611	2,300	6	187	6,279

The following tables provide information on the Company’s activity in the allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)	As of September 30, 2020
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Paycheck protection loans	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	213	-	-	25	-	-	-	-	238
Collectively evaluated for loss	618	204	1,957	2,601	-	2,577	6	165	8,128
Total	831	204	1,957	2,626	-	2,577	6	165	8,366

Loan balances:
Individually evaluated for loss	1,259	1,198	4,929	2,055	-	1,059	58	2	10,560
Collectively evaluated for loss	161,085	26,896	149,875	135,231	130,977	98,371	2,331	23,986	728,752
Total	$162,344	$28,094	$154,804	$137,286	$130,977	$99,430	$2,389	$23,988	$739,312

(Dollars in thousands)	As of December 31, 2019
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial	Paycheck protection loans	Agriculture	Municipal	Consumer	Total

Allowance for loan losses:
Individually evaluated for loss	129	191	103	204	-	106	-	-	733
Collectively evaluated for loss	372	80	1,283	1,611	-	2,241	7	140	5,734
Total	501	271	1,386	1,815	-	2,347	7	140	6,467

Loan balances:
Individually evaluated for loss	1,256	1,479	3,461	1,298	-	1,124	58	4	8,680
Collectively evaluated for loss	145,249	20,980	130,040	108,314	-	97,434	2,598	25,097	529,712
Total	$146,505	$22,459	$133,501	$109,612	$-	$98,558	$2,656	$25,101	$538,392

The Company’s impaired loans increased from $8.7 million at December 31, 2019 to $10.6 million at September 30, 2020. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2020 and December 31, 2019, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis on impaired loans was immaterial during the three and nine month periods ended September 30, 2020 and 2019.

The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2020
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,348	$1,259	$959	$300	$213	$1,319	$1
Construction and land	2,933	1,198	1,198	-	-	1,225	19
Commercial real estate	4,929	4,929	4,929	-	-	4,946	356
Commercial	2,354	2,055	1,952	103	25	2,281	32
Agriculture	1,274	1,059	1,059	-	-	1,155	61
Municipal	58	58	58	-	-	58	1
Consumer	2	2	2	-	-	3	-
Total impaired loans	$12,898	$10,560	$10,157	$403	$238	$10,987	$470

(Dollars in thousands)	As of December 31, 2019
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$1,297	$1,256	$887	$369	$129	$1,291	$10
Construction and land	3,214	1,479	1,288	191	191	1,631	36
Commercial real estate	3,461	3,461	3,258	203	103	3,489	478
Commercial	1,427	1,298	416	882	204	1,464	11
Agriculture	1,339	1,124	613	511	106	1,166	48
Municipal	58	58	58	-	-	58	1
Consumer	4	4	4	-	-	5	-
Total impaired loans	$10,800	$8,680	$6,524	$2,156	$733	$9,104	$584

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at September 30, 2020 or December 31, 2019.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of September 30, 2020
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$30	$425	$-	$455	$1,243	$1,698	$160,646
Construction and land	598	-	-	598	697	1,295	26,799
Commercial real estate	-	1,654	-	1,654	2,910	4,564	150,240
Commercial	443	37	-	480	1,202	1,682	135,604
Paycheck protection loans	-	-	-	-	-	-	130,977
Agriculture	476	-	-	476	292	768	98,662
Municipal	-	-	-	-	-	-	2,389
Consumer	24	1	-	25	2	27	23,961
Total	$1,571	$2,117	$-	$3,688	$6,346	$10,034	$729,278

Percent of gross loans	0.21%	0.29%	0.00%	0.50%	0.86%	1.36%	98.64%

(Dollars in thousands)	As of December 31, 2019
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate	$79	$593	$-	$672	$1,088	$1,760	$144,745
Construction and land	-	-	-	-	898	898	21,561
Commercial real estate	1,137	707	-	1,844	1,440	3,284	130,217
Commercial	510	68	-	578	1,270	1,848	107,764
Agriculture	316	-	-	316	846	1,162	97,396
Municipal	-	-	-	-	-	-	2,656
Consumer	27	-	-	27	4	31	25,070
Total	$2,069	$1,368	$-	$3,437	$5,546	$8,983	$529,409

Percent of gross loans	0.39%	0.25%	0.00%	0.64%	1.03%	1.67%	98.33%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2020 and 2019 would have increased interest income by $264,000 and $171,000, respectively. No interest income related to non-accrual loans was included in interest income for the nine months ended September 30, 2020 and 2019.

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

The following table provides information on the Company’s risk categories by loan class:

(Dollars in thousands)	As of September 30, 2020		As of December 31, 2019
	Non-classified	Classified	Non-classified	Classified

One-to-four family residential real estate	$161,026	$1,318	$145,311	$1,194
Construction and land	26,799	1,295	21,560	899
Commercial real estate	149,712	5,092	130,714	2,787
Commercial	129,882	7,404	101,678	7,934
Payroll protection loan	130,977	-	-	-
Agriculture	89,405	10,025	93,259	5,299
Municipal	2,389	-	2,656	-
Consumer	23,986	2	25,097	4
Total	$714,176	$25,136	$520,275	$18,117

At September 30, 2020, the Company had twelve loan relationships consisting of 22 outstanding loans that were classified as TDRs. During the three and nine months ended September 30, 2020, the Company modified the payment terms for two agriculture loans totaling $571,000 and classified the restructurings as TDRs. A commercial loan totaling $33,000 and a $1.4 million loan relationship consisting of two commercial real estate loans and one construction loan were classified as TDRs during the three and nine months ended September 30, 2020 after negotiating restructuring agreements with the borrowers. One commercial loan relationship with five loans totaling $827,000 were classified as TDRs during the nine months ended September 30, 2020, after the payments were modified to interest only. All of the loans classified as TDRs were experiencing financial difficulties prior to the COVID-19 pandemic. One agriculture loan previously classified as a TDR paid off during 2020. No loans were classified as TDRs during the first nine months of 2019.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of September 30, 2020 and 2019. The Company did not record any charge-offs against loans classified as TDRs in the first nine months of 2020 or 2019. No provision for loan losses were recorded against TDRs in the three months ended September 30, 2020 as compared to a credit provision of $1,000 recorded in the three months ended September 30, 2019. No provision for loan losses was recorded against TDRs in the nine months ended September 30, 2020 compared to a credit provision of $1,000 in the nine months ended September 30, 2019. The Company allocated $9,000 of the allowance for loan losses against loans classified as TDRs at September 30, 2020 and December 31, 2019, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)	As of September 30, 2020			As of December 31, 2019
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate	1	$-	$15	2	$-	$168
Construction and land	5	697	501	4	510	581
Commercial real estate	3	1,227	2,019	1	-	2,021
Commercial	7	33	853	1	-	28
Agriculture	5	-	767	4	-	278
Municipal	1	-	58	1	-	58
Total troubled debt restructurings	22	$1,957	$4,213	13	$510	$3,134

As of September 30, 2020, the Company had 33 loan modifications on outstanding loan balances of $22.9 million in connection with the COVID-19 pandemic. These modifications consisted of payment deferrals that consisted of either the full loan payment or just the principal component. Between March 31, 2020 and September 30, 2020, 107 loans with outstanding loan balances of $35.7 million had reached the end of their initial deferral periods and returned to their respective contractual payment terms. Additionally, as of September 30, 2020, only three borrowers with aggregate loans outstanding of $6.8 million were granted a second deferral. The Company also entered into short-term forbearance plans or short-term repayment plans on eight one-to-four family residential mortgage loans totaling $982,000 as of September 30, 2020. Consistent with the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and Joint Interagency Regulatory Guidance, these loan modifications were not classified as TDRs and are excluded from the table above.

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2019 concluded that its goodwill was not impaired. The Company concluded there was a triggering event during the first three months of 2020 that required an interim goodwill impairment test. The Company’s interim impairment test as of March 31, 2020 concluded that its goodwill was not impaired. The Company concluded there were no additional events or circumstances during the three months ended September 30, 2020 that indicated it was more likely than not that the fair value of the Company did not exceed the carrying value.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. Mortgage servicing rights are amortized over the estimated life of the mortgage loan serviced for others. A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of September 30, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,810)	$208
Lease intangible asset	350	(312)	38
Mortgage servicing rights	7,811	(4,479)	3,332
Total other intangible assets	$10,179	$(6,601)	$3,578

(Dollars in thousands)	As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,707)	$311
Lease intangible asset	350	(278)	72
Mortgage servicing rights	6,910	(4,464)	2,446
Total other intangible assets	$9,278	$(6,449)	$2,829

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2020 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2020	$41
2021	121
2022	58
2023	26
Total	$246

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	September 30,	December 31,
	2020	2019
FHLMC	$597,604	$509,101
FHLB	33,744	40,462
Total	$631,348	$549,563

Custodial escrow balances maintained in connection with serviced loans were $9.6 million and $4.7 million at September 30, 2020 and December 31, 2019, respectively. Gross service fee income related to such loans was $391,000 and $334,000 for the three months ended September 30, 2020 and 2019, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $1.1 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Activity for mortgage servicing rights and the related valuation allowance was as follows:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Mortgage servicing rights:
Balance at beginning of period	$2,806	$2,372	$2,446	$2,495
Additions	946	308	1,915	630
Amortization	(420)	(278)	(1,029)	(723)
Balance at end of period	$3,332	$2,402	$3,332	$2,402

The fair value of mortgage servicing rights was $4.1 million and $5.2 million at September 30, 2020 and December 31, 2019, respectively. Fair value at September 30, 2020 was determined using discount rates ranging from 9.00% to 12.00%; prepayment speeds ranging from 6.27% to 27.69%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.39%. Fair value at December 31, 2019 was determined using discount rates ranging from 9.00% to 11.00%, prepayment speeds ranging from 6.00% to 23.21%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.37%.

The Company had a mortgage repurchase reserve of $235,000 at both September 30, 2020 and December 31, 2019, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first nine months of 2020 and 2019. As of September 30, 2020, the Company did not have any outstanding mortgage repurchase requests.

5.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computations for the three months ended September 30, 2020 and 2019 excluded 100,039 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The diluted earnings per share computations for the nine months ended September 30, 2020 and 2019 excluded 100,039 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net earnings	$5,427	$2,613	$13,890	$7,394

Weighted average common shares outstanding - basic (1)	4,504,953	4,593,061	4,526,769	4,591,510
Assumed exercise of stock options (1)	17,037	15,670	17,868	15,229
Weighted average common shares outstanding - diluted (1)	4,521,990	4,608,731	4,544,637	4,606,739
Net earnings per share (1):
Basic	$1.21	$0.57	$3.07	$1.61
Diluted	$1.20	$0.57	$3.06	$1.61

(1)	Share and per share values for the periods ended September 30, 2019 have been adjusted to give effect to the 5% stock dividend paid during December 2019.

6.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $8.4 million at September 30, 2020, and $17.5 million at December 31, 2019, which were secured by $11.1 million and $20.1 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances of and collateral for the Company’s repurchase agreements:

	As of September 30, 2020
	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$2,195	$-	$-	$-	$2,195
Agency mortgage-backed securities	6,205	-	-	-	6,205
Total	$8,400	$-	$-	$-	$8,400

	As of December 31, 2019
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. treasury obligations	$789	$-	$-	$-	$789
U.S. federal agency obligations	1,978	-	-	-	1,978
Agency mortgage-backed securities	14,781	-	-	-	14,781
Total	$17,548	$-	$-	$-	$17,548

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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2020	2019	2020	2019
Non-interest income:
Service charges on deposits
Overdraft fees	$780	$979	$2,196	$2,633
Other	169	165	479	435
Interchange income	689	532	1,817	1,505
Loan servicing fees (1)	391	344	1,115	1,017
Office lease income (1)	164	158	488	481
Gains on sales of loans (1)	4,944	2,081	10,961	4,943
Bank owned life insurance income (1)	152	159	460	478
Gains on sales of investment securities (1)	678	-	2,448	(146)
Gains on sales of real estate owned	7	(2)	(38)	2
Other	191	139	564	451
Total non-interest income	$8,165	$4,555	$20,490	$11,799

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first nine months of 2020 or 2019.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2020 and December 31, 2019, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of September 30, 2020
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$15,820	$15,820	$-	$-	$15,820
Investment securities available-for-sale	299,530	2,047	297,483	-	299,530
Bank stocks, at cost	4,459	n/a	n/a	n/a	n/a
Loans, net	728,150	-	-	743,867	743,867
Loans held for sale, net	18,253	-	18,253	-	18,253
Accrued interest receivable	5,295	10	1,613	3,672	5,295
Derivative financial instruments	2,366	-	2,366	-	2,366

Financial liabilities:
Non-maturity deposits	$(830,344)	$(830,344)	$-	$-	$(830,344)
Time deposits	(127,598)	-	(127,916)	-	(127,916)
FHLB borrowings	(20,069)	-	(20,064)	-	(7,995)
Subordinated debentures	(21,651)	-	(15,164)	-	(15,164)
Other borrowings	(8,400)	-	(8,400)	-	(8,400)
Accrued interest payable	(213)	-	(213)	-	(213)
Derivative financial instruments	(227)	-	(227)	-	(227)

	As of December 31, 2019
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,694	$13,694	$-	$-	$13,694
Investment securities available-for-sale	362,998	2,316	360,682	-	362,998
Bank stocks, at cost	3,109	n/a	n/a	n/a	n/a
Loans, net	532,180	-	-	538,427	538,427
Loans held for sale	8,497	-	8,497	-	8,497
Accrued interest receivable	4,557	2	1,895	2,660	4,557
Derivative financial instruments	532	-	532	-	532

Financial liabilities:
Non-maturity deposits	$(687,985)	$(687,985)	$-	$-	$(687,985)
Time deposits	(147,063)	-	(146,390)	-	(146,390)
FHLB borrowings	(3,000)	-	(3,000)	-	(3,000)
Subordinated debentures	(21,651)	-	(19,527)	-	(19,527)
Other borrowings	(17,548)	-	(17,548)	-	(17,548)
Accrued interest payable	(404)	-	(404)	-	(404)
Derivative financial instruments	(50)	-	(50)	-	(50)

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2020 or during the year ended December 31, 2019.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 allocated to the appropriate fair value hierarchy:

(Dollars in thousands)
		As of September 30, 2020
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,047	$2,047	$-	$-
U. S. federal agency obligations	18,988	-	18,988	-
Municipal obligations, tax exempt	141,877	-	141,877	-
Municipal obligations, taxable	48,379	-	48,379	-
Agency mortgage-backed securities	83,565	-	83,565	-
Certificates of deposit	4,674	-	4,674	-
Loans held for sale	18,253	-	18,253	-
Derivative financial instruments	2,366	-	2,366	-
Liabililties:
Derivative financial instruments	(227)	-	(227)	-

		As of December 31, 2019
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,316	$2,316	$-	$-
U. S. federal agency obligations	4,106	-	4,106	-
Municipal obligations, tax exempt	145,862	-	145,862	-
Municipal obligations, taxable	46,779	-	46,779	-
Agency mortgage-backed securities	162,031	-	162,031	-
Certificates of deposit	1,904	-	1,904	-
Loans held for sale	8,497	-	8,497	-
Derivative financial instruments	532	-	532	-
Liabilities:
Derivative financial instruments	(50)	-	(50)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2020	2019
Aggregate fair value	$18,253	$8,497
Contractual balance	17,864	8,316
Gain	$389	$181

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$148	$139	$344	$309
Change in fair value	105	(115)	208	87
Total change in fair value	$253	$24	$552	$396

Valuation Methods for Instruments Measured at Fair Value on a Non-recurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $10.6 million and $8.7 million, with an allocated allowance of $238,000 and $733,000, at September 30, 2020 and December 31, 2019, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2020
Impaired loans:
One-to-four family residential real estate	$87	Sales comparison	Adjustment to appraised value	0%
Commercial	78	Sales comparison	Adjustment to comparable sales	0%-68%
Real estate owned	1,488	Sales comparison	Adjustment to appraised value	10%

As of December 31, 2019
Impaired loans:
One-to-four family residential real estate	$240	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	100	Sales comparison	Adjustment to appraised value	0%-15%
Commercial	678	Sales comparison	Adjustment to comparable sales	0%-75%
Agriculture	405	Sales comparison	Adjustment to appraised value	0%-30%

9.	Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of September 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2020 and December 31, 2019:

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of September 30, 2020
Leverage	$116,240	10.40%	$44,715	4.0%
Common Equity Tier 1 Capital	95,240	13.19%	50,533	7.0%
Tier 1 Capital	116,240	16.10%	61,361	8.5%
Total Risk Based Capital	124,746	17.28%	75,799	10.5%

As of December 31, 2019
Leverage	$106,938	10.94%	$39,109	4.0%
Common Equity Tier 1 Capital	85,938	13.09%	45,952	7.0%
Tier 1 Capital	106,938	16.29%	55,799	8.5%
Total Risk Based Capital	113,545	17.30%	68,928	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2020 and December 31, 2019:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
As of September 30, 2020
Leverage	$113,659	10.20%	$44,592	4.0%	$55,740	5.0%
Common Equity Tier 1 Capital	113,659	15.76%	50,490	7.0%	46,884	6.5%
Tier 1 Capital	113,659	15.76%	61,310	8.5%	57,703	8.0%
Total Risk Based Capital	122,165	16.94%	75,736	10.5%	72,129	10.0%

As of December 31, 2019
Leverage	$104,510	10.72%	$38,984	4.0%	$48,730	5.0%
Common Equity Tier 1 Capital	104,510	15.94%	45,884	7.0%	42,607	6.5%
Tier 1 Capital	104,510	15.94%	55,716	8.5%	52,439	8.0%
Total Risk Based Capital	111,117	16.95%	68,826	10.5%	65,549	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19-related loan modifications as TDRs. The interagency guidance was effective immediately.

11. COVID-19 Pandemic

The COVID-19 pandemic in the United States caused a substantial disruption to the economy, employment and financial markets and is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty. The lack of additional federal government stimulus and expectations for another surge in COVID-19 cases continue to present risks while the timeline for the development of a vaccine is still uncertain. The Company’s pandemic response plan continues to focus foremost on the safety and well-being of our customers and associates. The COVID-19 pandemic could adversely impact our customers, employees or vendors which may impact our operations and financial results. The COVID-19 pandemic may cause economic declines in excess of current projections, or if the pandemic lasts longer than currently projected, the Company’s provision for loan losses may remain elevated or increase in future periods. The Company expects to see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic and will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19. The COVID-19 pandemic may also impact the Company’s deposit balances and service charge income. In addition, the fair value of certain assets may be adversely impacted by the pandemic and the economic downturn, including the fair value of goodwill, mortgage servicing rights and other real estate. These declines could result in impairments in future periods. The pandemic has caused a significant decline in market interest rates which may cause our net interest margin to decline. At this time, the full impact of the COVID-19 pandemic on the Company’s financial statements is uncertain.

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

Landmark Risk Management, Inc., which was formed and began operations on May 31, 2017, is a Nevada-based captive insurance company that provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in the insurance marketplace. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. As of May 31, 2019, Landmark Risk Management, Inc. exited the pool resources relationship of which it was previously a member. On October 1, 2020, Landmark Risk Management, Inc. joined a new pool and resumed providing insurance to the Company and the Bank.

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

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Kansas, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. The Governor of Kansas issued a series of orders, including an order that, subject to limited exceptions, all individuals stay at home and non-essential businesses cease all activities, which order was effective March 28, 2020. This stay at home order was lifted on May 3, 2020, with economic and social gatherings reopening in a phased-in approach since then. The re-opening of the economy in Kansas has resulted in increased cases of COVID-19, and additional restrictions have been put in place to slow the spread. These measures have had a lasting impact on the economy of and customers located in Kansas. The Bank and its branches have remained open during these orders because banks have been deemed essential businesses. The Bank is currently serving its customers through its digital banking platforms and drive-thru services, while branch lobbies recently re-opened to customers. Based on the current environment, it is unclear if the State of Kansas will tighten or relax its stay-at-home and social distancing policies going forward. The Bank will continue to monitor the situation to protect the safety and well-being of our customers and associates.

Across the United States, as a result of stay-at-home orders and other continuing restrictions, many states have experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. The unemployment rate in Kansas was 5.9 percent in September 2020, which is an increase from 3.1% in December 2019. The unemployment rate peaked at 11.7 percent in April 2020 as a result of economic impacts of the COVID-19 pandemic.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.

●	On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration (SBA), referred to as the Paycheck Protection Program (“PPP”). The Bank participated as a lender in the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See footnotes 3 and 11 of the financial statements for additional information.

●	On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See footnotes 3 and 11 of the financial statements for additional information.

On April 9, 2020, the Federal Reserve announced additional measures aimed at supporting small and midsized business, as well as state and local governments impacted by COVID-19. The Federal Reserve announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and midsized businesses: (1) the Main Street New Loan Facility (“MSNLF”), and (2) the Main Street Expanded Loan Facility (“MSELF”). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is authorized up to $600 billion.

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

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	We established a pandemic response team, which has been meeting as needed since mid-March to address changes resulting from the COVID-19 pandemic. We have a significant portion of our associates working from home, and for those that remain in our bank facilities, we have enhanced safety precautions in place for their safety. We have repositioned associates to support our customer care – call center to handle increased volumes of customer requests and to support our customers’ access to our digital banking platforms.

●	As a preferred lender with the SBA, we were able and prepared to immediately respond to help existing and new clients access the PPP authorized by the CARES Act. As of September 30, 2020, we funded 1,095 loans totaling approximately $131.0 million. We anticipate that the forgiveness process on PPP loans will begin during the fourth quarter of 2020.

●	As of September 30, 2020, we entered into short-term forbearance plans and short-term repayment plans on 8 one-to-four family residential mortgage loans totaling $982,000. We continue to work with our customers by offering loan forbearance and modifications to those impacted by COVID-19.

●	As of September 30, 2020, we had 33 loan modifications on outstanding loan balances of $22.9 million in connection with the COVID-19 pandemic. These modifications consisted of payment deferrals that were applied to either the full loan payment or just the principal component.
●	With the safety and well-being of our customers and associates foremost in mind, we initially limited access to our bank lobbies while keeping our drive-thru lanes open and encouraging our customers to use our online and mobile banking applications or call our customer care center. Currently our bank lobbies are open to customers, but we continue to evaluate this option as the number of COVID-19 cases fluctuate in our communities.

In October 2020, we declared our 77th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity positions. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the projected length and depth of any economic recession and effects on our operations, profitability and capital positions in future periods, which we continue to monitor closely. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain greater than 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

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

Summary of Results. During the third quarter of 2020, we recorded net earnings of $5.4 million, which was an increase of $2.8 million, or 107.7%, from the $2.6 million of net earnings in the third quarter of 2019. During the first nine months of 2020, we recorded net earnings of $13.9 million, which was an increase of $6.5 million, or 87.9%, from the $7.4 million of net earnings in the first nine months of 2019. The increase in net earnings was primarily driven by higher gains on sales of loans as low mortgage rates have fueled a robust housing market and refinancing activity.

The following table summarizes earnings and key performance measures for the periods presented.

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net earnings:
Net earnings	$5,427	$2,613	$13,890	$7,394
Basic earnings per share (1)	$1.21	$0.57	$3.07	$1.61
Diluted earnings per share (1)	$1.20	$0.57	$3.06	$1.61
Earnings ratios:
Return on average assets (2)	1.89%	1.03%	1.71%	1.00%
Return on average equity (2)	18.06%	9.90%	16.19%	10.02%
Equity to total assets	10.61%	10.51%	10.61%	10.51%
Net interest margin (2)	3.60%	3.44%	3.66%	3.43%
Dividend payout ratio	16.67%	33.33%	19.61%	35.49%

(1) Per share values for the periods ended September 30, 2019 have been adjusted to give effect to the 5% stock dividend paid during December 2019.
(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

Interest Income. Interest income of $9.8 million for the quarter ended September 30, 2020 increased $312,000, or 3.3%, as compared to the same period of 2019. Interest income on loans increased $902,000, or 12.7%, to $8.0 million for the quarter ended September 30, 2020, compared to the same period of 2019 due primarily to an increase in our average loan balances, which increased from $529.6 million in the third quarter of 2019 to $720.7 million in the third quarter of 2020. Our average loan balances benefited from the $131.0 million of PPP loans we originated in the second and third quarters of 2020. While the maturities of PPP loans are two or five years, we anticipate a significant amount may be forgiven prior to the end of 2020, which will increase the yield on loans and reduce the average loan balance. Partially offsetting the higher average balances were lower yields on loans, which decreased from 5.32% in the third quarter of 2019 to 4.42% in the third quarter of 2020. The Federal Reserve decreased the target federal funds interest rate by 25 basis points in each of August, September and October of 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds interest rate by a total of 150 basis points in March 2020. These decreases impacted yields on loans between 2019 and 2020. In addition, the yield on PPP loans is lower than our typical commercial loans, resulting in a lower average yield on loans in the third quarter of 2020. We anticipate that our yield on loans will be adversely affected in future periods as a result originating PPP loans, to the extent the loans are not forgiven and remain on our books, and the impact of loans repricing lower in the current rate environment. Interest income on investment securities decreased $590,000, or 25.1%, to $1.8 million for the third quarter of 2020, as compared to $2.3 million in the same period of 2019. The decrease in interest income on investment securities was the result of lower average balances, which decreased from $381.2 million in the third quarter of 2019 to $307.9 million in the third quarter of 2020, and lower rates, which decreased from 2.68% in the third quarter of 2019 to 2.54% in the third quarter of 2020.

Interest income of $28.7 million for the nine months ended September 30, 2020 increased $1.1 million, or 4.0%, as compared to the same period of 2019. Interest income on loans increased $2.5 million, or 12.0%, to $22.9 million for the nine months ended September 30, 2020, compared to the same period of 2019 due primarily to an increase in our average loan balances, which increased from $511.3 million during the first nine months of 2019 to $647.5 million during the first nine months of 2020. Partially offsetting the higher average balances were lower yields on loans, which decreased from 5.35% during the nine months ended September 30, 2019 to 4.73% during the nine months ended September 30, 2020. Our average loan balances and yields were impacted by the same factors described in the quarter-to-quarter comparison above. Interest income on investment securities decreased $1.4 million, or 18.9%, to $5.8 million for the first nine months of 2020, as compared to $7.2 million in the same period of 2019. The decrease in interest income on investment securities was the result of lower average balances, which decreased from $386.4 million in the first nine months of 2019 compared to $327.6 million in the first nine months of 2020, and lower rates, which decreased from 2.72% in the first nine months of 2019 to 2.63% in the first nine months of 2020.

Interest Expense. Interest expense during the quarter ended September 30, 2020 decreased $1.3 million, or 72.6%, to $490,000 as compared to the same period of 2019. Interest expense on interest-bearing deposits decreased $1.1 million, or 75.3%, to $354,000 for the quarter ended September 30, 2020 as compared to the same period of 2019. Our total cost of interest-bearing deposits decreased from 0.87% in the third quarter of 2019 to 0.20% in the third quarter of 2020 as a result of lower rates paid on money market and checking accounts, as the rates reprice based on market indexes, and lower rates on our certificates of deposit. Partially offsetting the lower interest expense rates was an increase in average interest-bearing deposit balances, which increased from $652.4 million in the third quarter of 2019 to $690.9 million in the third quarter of 2020. For the third quarter of 2020, interest expense on borrowings decreased $217,000, or 61.5%, to $136,000 as compared to the same period of 2019 due to a decrease in our average outstanding borrowings, which decreased from $52.3 million in the third quarter of 2019 to $40.1 million in the same period of 2020, and lower rates, which decreased from 2.68% in the third quarter of 2019 to 1.35% in the same period of 2020.

Interest expense during the nine months ended September 30, 2020 decreased $3.0 million, or 55.9%, to $2.3 million as compared to the same period of 2019. Interest expense on interest-bearing deposits decreased $2.3 million, or 56.6%, to $1.8 million for the nine months ended September 30, 2020 as compared to the same period of 2019. The decrease in interest expense on interest-bearing deposits was the result of lower rates paid on money market and checking accounts, as the rates reprice based on market indexes, and lower rates on our certificates of deposit. Partially offsetting the lower interest expense was an increase in average interest-bearing deposit balances, which increased from $647.9 million in the first nine months of 2019 to $663.5 million in the same period of 2020. The average rate of interest-bearing deposits decreased 0.50% to 0.36% for the first nine months of 2020 as compared to 0.86% in the same period of 2019. For the first nine months of 2020, interest expense on borrowings decreased $608,000, or 53.2%, to $534,000 as compared to the same period of 2019, due in part to a decrease in our average outstanding borrowings, which decreased from $53.6 million in the first nine months of 2019 to $40.1 million in the first nine months of 2020. Also contributing to the lower average outstanding borrowings were lower average rates on our borrowings, which decreased to 1.78% for the first nine months of 2020 compared to 2.85% for the same period of 2019.

Net Interest Income. Net interest income increased $1.6 million, or 21.0%, to $9.3 million for the third quarter of 2020 compared to the same period of 2019. The increase in net interest income was primarily a result of an increase of 15.0% in average interest-earning assets, from $911.1 million in the third quarter of 2019 to $1.0 billion for the same period of 2020. The increase in average interest-earning assets was primarily due to growth in our average loan balances. Our net interest margin, on a tax-equivalent basis, increased from 3.44% during the third quarter of 2019 to 3.60% in the same period of 2020.

Net interest income increased $4.0 million, or 18.1%, to $26.4 million for the first nine months of 2020 compared to the same period of 2019. The increase was primarily a result of a 9.9% increase in average interest-earning assets, from $898.5 million in the first nine months of 2019 to $987.4 million in the first nine months of 2020. The increase in average interest-earning assets was primarily due to growth in our average loan balances. Net interest margin, on a tax-equivalent basis, increased from 3.43% in the first nine months of 2019 to 3.66% in the same period of 2020.

As a result of the COVID-19 pandemic, we have originated approximately $131.0 million of PPP loans from April 3, 2020 through September 30, 2020. These loans have an interest rate of 1.00% plus the amortization of the origination fee, which resulted in a yield of 2.56% on PPP loans in the third quarter of 2020. The maturity date of these loans is two or five years unless the borrower’s loan is forgiven, in which case the loan may be repaid sooner. While the cost of our funds is lower than the yield on these loans, the interest rate spread is lower than we generally have received on other loans. As a result of the origination of PPP loans, to the extent PPP loans we originate are not forgiven, our net interest income may increase in future periods, but our net interest margin may be negatively affected by the lower interest rates on PPP loans. In addition, the COVID-19 pandemic could slow our origination of new loans, which may lead to lower net interest income and net interest margin in future periods as a result of lower loan volumes. The decline in market interest rates will also likely adversely impact our net interest income and net interest margin as a result of lower yields on loans and investment securities exceeding the benefit of a lower cost of funds. Our net interest margin declined to 3.60% in the third quarter of 2020 from 3.72% in the second quarter of 2020 as a result of these factors.

See the Average Assets/Liabilities and Rate/Volume tables at the end of Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on average balances, asset yields, liability rates and net interest margin.

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

During the third quarter of 2020, we recorded a provision for loan losses of $1.0 million compared to $400,000 in the third quarter of 2019. We recorded net loan charge-offs of $381,000 during the third quarter of 2020 compared to net loan charge-offs of $387,000 during the third quarter of 2019. The increase in our provision for loan losses during the third quarter of 2020 was primarily due to loan growth and the estimated economic impact of the COVID-19 pandemic. If the COVID-19 pandemic causes economic declines in excess of our estimations, or if the pandemic lasts longer than currently projected, our provision for loan losses may remain elevated or increase in future periods. We expect to see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic. We will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19.

During the first nine months of 2020, we recorded a provision for loan losses of $2.6 million compared to $1.0 million during the same period of 2019. We recorded net loan charge-offs of $701,000 during the nine months ended September 30, 2020 compared to $486,000 during the same period of 2019. The increase in our provision for loan losses during 2020 was primarily due to the loan growth and estimated economic impact of the COVID-19 pandemic. If the COVID-19 pandemic causes economic declines in excess of our estimations, or if the pandemic lasts longer than currently projected, our provision for loan losses may remain elevated or increase in future periods. We expect to see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic. We will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $8.2 million in the third quarter of 2020, an increase of $3.6 million, or 79.3%, from the same period in 2019, primarily as a result of an increase of $2.9 million in gains on sales of loans. Our gains on sales of loans increased as our originations of secondary market one-to-four family residential real estate loans increased due to the decline in mortgage interest rates that have fueled a robust housing market and refinancing activity. We anticipate our origination levels to remain elevated through the end of 2020 based on our current pipeline; however, the impact of the COVID-19 pandemic may slow these volumes if our borrowers are impacted by the economic slowdown. Also contributing to the increase in non-interest income was $678,000 of gains on sales of investment securities due to approximately $16.7 million of mortgage-backed investment securities sold during the third quarter of 2020. We sold higher coupon mortgage-backed investment securities after comparing the market prices to the risks of accelerating prepayment speeds due to decreasing interest rates.

Total non-interest income was $20.5 million in the first nine months of 2020, an increase of $8.7 million, or 73.7%, from the first nine months of 2019. The increase in non-interest income was primarily due to an increase of $6.0 million in gains on sales of loans, driven by higher volumes of secondary market one-to-four family residential real estate loans originated. Also contributing to the increase in non-interest income was $2.4 million of gains on sales of investment securities due to approximately $61.2 million of mortgage-backed investment securities sold during the first nine months of 2020. We sold higher coupon mortgage-backed investment securities after comparing the market prices to the risks of accelerating prepayment speeds due to decreasing interest rates. A loss of $146,000 was recorded on sales of investment securities during the nine months ended September 30, 2019.

Non-interest Expense. Non-interest expense totaled $9.5 million for the third quarter of 2020, an increase of $904,000, or 10.5%, from $8.6 million for the third quarter of 2019. The increase was primarily due to increases of $881,000 in compensation and benefits, which was driven in part by increases in our one-to-four family residential real estate lending as well as general increases in compensation. Also contributing to the increase were increases of $133,000 in amortization of intangibles resulting from accelerated prepayments on mortgage servicing rights and $130,000 in federal deposit insurance premiums as a result of utilizing assessment credits received in 2019.

Non-interest expense totaled $26.7 million for the first nine months of 2020, an increase of $2.4 million or 10.0%, from $24.3 million for the first nine months of 2019. The increase was primarily due to increases of $2.3 million in compensation and benefits, which was driven in part by increases in our one-to-four family residential real estate lending as well as general increases in compensation. Also contributing to the increase was an increase of $279,000 in amortization of intangibles resulting from accelerated prepayments on mortgage servicing rights and $95,000 in federal deposit insurance premiums. Partially offsetting that increase was a decline of $190,000 in professional fees due primarily to a decrease in costs associated with an external audit of our internal controls over financial reporting that will no longer be required for the Company based on the fact that the Company will no longer qualify as an accelerated filer for its Form 10-K for the year ending December 31, 2020 due to the change in the definition of accelerated filer.

Income Tax Expense. During the third quarter of 2020, we recorded income tax expense of $1.5 million, compared to $583,000 during the same period of 2019. Our effective tax rate increased from 18.2% in the third quarter of 2019 to 21.5% in the third quarter of 2020, primarily due to an increase in earnings before income taxes while our tax-exempt income declined over the comparable periods.

We recorded income tax expense of $3.6 million for the first nine months of 2020 compared to $1.4 million in the same period of 2019. Our effective tax rate increased from 16.2% in the first nine months of 2019 to 20.8% in the first nine months of 2020 primarily due to an increase in earnings before income taxes while our tax-exempt income declined over the comparable periods.

Financial Condition. Economic conditions in the United States deteriorated during the first nine months of 2020 as the impact of COVID-19 caused portions of the economy to shut down or be subject to operating restrictions. On March 28, 2020, a stay at home order was issued for the entire state of Kansas, which expanded previously issued local orders. This stay at home order was lifted on May 3, 2020 with a phased approach to reopening the Kansas economy, but the effects of the stay at home order and reopening restrictions continue to have an effect on the economies in our market areas. As the economy has reopened, the State of Kansas has experienced an increase in the number of COVID-19 cases. The State of Kansas and the geographic markets in which the Company operates have been significantly impacted by this pandemic. The Company’s allowance for loan losses at September 30, 2020 included estimates of the economic impact of COVID-19 on our loan portfolio. COVID-19 will likely continue to cause an increase in our delinquent and non-accrual loans as the economic slowdown impacts our customers. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While we anticipate further increases in problem assets as a result of COVID-19, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future. The table below shows additional information on the diversification of industry types within our commercial real estate and commercial loan categories:

(dollars in thousands)	As of September 30, 2020
	Loan	Percent of
	balance	total loans
Commercial real estate loans:
Real estate rental and leasing - owner occupied	$44,152	6.0%
Real estate rental and leasing - non-owner occupied	32,017	4.3%
Accomodations and hotels	15,042	2.0%
Healthcare and social assistance	10,925	1.5%
Retail	9,978	1.3%
Other services	7,853	1.1%
Restaurants	6,665	0.9%
Construction and specialty contractors	6,158	0.8%
Educational services	5,231	0.7%
Other	16,783	2.3%
Total commercial real estate loans	$154,804	20.9%

Commercial loans:
Finance and insurance	20,449	2.8%
Wholesale	19,686	2.7%
Auto and equipment leasing	16,133	2.2%
Manufacturing	12,137	1.6%
Construction and specialty contractors	12,006	1.6%
Retail	8,359	1.1%
Transportation	7,777	1.1%
Restaurants	6,092	0.8%
Information and telecommunications	4,072	0.6%
Real estate rental and leasing	3,227	0.4%
Other	27,348	3.7%
Total commercial loans	$137,286	18.6%

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $150.5 million, or 15.1%, to $1.1 billion at September 30, 2020, compared to $998.5 million at December 31, 2019. Investment securities available for sale decreased $63.5 million, or 17.5%, to $299.5 million at September 30, 2020, from $363.0 million at December 31, 2019 primarily due to the result of the strategic sale of agency mortgage-backed investment securities during the first nine months of 2020. Net loans increased $196.0 million, or 36.8%, to $728.2 million at September 30, 2020, compared to $532.2 million at year-end 2019. Our loan growth during 2020 was primarily due to the origination of $131.0 million of PPP loans. We anticipate that loan growth will slow down in the future for our commercial and commercial real estate portfolios as a result of COVID-19 and the related decline in economic conditions in our market areas.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. If the COVID-19 pandemic causes economic declines in excess of our estimations, or if the pandemic lasts longer than currently projected, our provision for loan losses may remain elevated or increase in future periods. We will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19. At September 30, 2020, our allowance for loan losses totaled $8.4 million, or 1.13% of gross loans outstanding, compared to $6.5 million, or 1.20% of gross loans outstanding, at December 31, 2019. The allowance for loan losses to gross loans outstanding decreased as a result of originating $131.0 million of PPP loans which are guaranteed by the SBA and have no allowance allocated as of September 30, 2020.

As of September 30, 2020 and December 31, 2019, approximately $25.1 million and $18.1 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. The increase in classified loans was primarily due to the impact of COVID-19 and weakness in the agriculture industry which deteriorated further due to the pandemic. COVID-19 has also impacted our commercial and commercial real estate portfolios, with restaurants, accommodations and hotels experiencing the largest decline in revenues. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for loan losses was sufficient to cover the risks and probable incurred losses related to such loans at September 30, 2020 and December 31, 2019, respectively.

Loans past due 30-89 days and still accruing interest totaled $3.7 million, or 0.50% of gross loans, at September 30, 2020, compared to $3.4 million, or 0.64% of gross loans, at December 31, 2019. At September 30, 2020, $6.3 million in loans were on non-accrual status, or 0.86% of gross loans, compared to $5.5 million, or 1.03% of gross loans, at December 31, 2019. Non-accrual loans typically consist of loans 90 or more days past due and certain impaired loans. No loans were 90 days delinquent and accruing interest at September 30, 2020 or December 31, 2019. Our impaired loans totaled $10.6 million at September 30, 2020 compared to $8.7 million at December 31, 2019. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2020 and December 31, 2019 was related to TDRs that were accruing interest but still classified as impaired.

At September 30, 2020, the Company had twelve loan relationships consisting of 22 outstanding loans that were classified as TDRs. During the three and nine months ended September 30, 2020, the Company modified the payment terms for two agriculture loans totaling $571,000 and classified the restructurings as TDRs. A commercial loan totaling $33,000 and a $1.4 million loan relationship consisting of two commercial real estate loans and one construction loan were classified as TDRs during the three and nine months ended September 30, 2020 after negotiating restructuring agreements with the borrowers. One commercial loan relationship with five loans totaling $827,000 were classified as TDRs during the nine months ended September 30, 2020, after the payments were modified to interest only. All of the loans classified as TDRs were experiencing financial difficulties prior to the COVID-19 pandemic. One agriculture loan previously classified as a TDR paid off during 2020. No loan restructurings were classified as TDRs during the first nine months of 2019.

As of September 30, 2020, the Company had 33 restructured loans totaling $22.9 million as a result of the COVID-19 pandemic. These loans are not classified as TDRs based on the CARES Act and regulatory guidance because the modifications were directly related to the impact of COVID-19. As of September 30, 2020, these loans were all performing based on the terms of their restructurings. Between March 31, 2020 and September 30, 2020, 107 loans with outstanding loan balances of $35.7 million had reached the end of their initial deferral periods and returned to their respective contractual payment terms. Additionally, as of September 30, 2020, only three borrowers with aggregate loans outstanding of $6.8 million were granted a second deferral. The following tables present additional information on these commercial and commercial real estate loan modifications by industry type:

(dollars in thousands)	As of September 30, 2020
	Commercial		Other	Total COVID-19
	real estate	Commercial	loans	modificatons

Real estate rental and leasing - owner occupied	$368	$-	$1,640	$2,008
Real estate rental and leasing - non-owner occupied	2,186	-	768	2,954
Accommodations and hotels	8,544	-	-	8,544
Manufacturing	558	957	598	2,113
Restaurants	2,117	111	-	2,228
Healthcare and social assistance	1,286	-	653	1,939
Professional and other services	-	235	2,002	2,237
Construction and specialty contractors	-	-	261	261
Other	272	127	218	617
Total COVID-19 loan modifications	$15,331	$1,430	$6,140	$22,901

(dollars in thousands)	As of June 30, 2020
	Commercial		Other	Total COVID-19
	real estate	Commercial	loans	modificatons
Real estate rental and leasing - owner occupied	$3,079	$91	$2,606	$5,776
Real estate rental and leasing - non-owner occupied	8,511	-	4,720	13,231
Accommodations and hotels	9,920	-	-	9,920
Manufacturing	558	2,208	598	3,364
Restaurants	3,779	820	-	4,599
Healthcare and social assistance	2,275	313	653	3,241
Educational services	2,009	-	1,089	3,098
Construction and specialty contractors	97	379	261	737
Other	3,558	2,917	4,269	10,744
Total COVID-19 loan modifications	$33,786	$6,728	$14,196	$54,710

Consistent with the CARES Act and regulatory guidance, the Company entered into short-term forbearance plans or short-term repayment plans on eight one-to-four family residential mortgage loans totaling $982,000 as of September 30, 2020. These modifications are not included in the table above.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At September 30, 2020, we had $1.5 million of real estate owned compared to $290,000 at December 31, 2019. As of September 30, 2020, real estate owned consisted of commercial buildings, undeveloped land and residential real estate. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $122.9 million, or 14.7%, in total deposits during the first nine months of 2020, to $957.9 million at September 30, 2020, from $835.0 million at December 31, 2019. The increase in deposits was primarily due to increased balances of non-interest bearing, money market and checking and savings deposit accounts. This increase in deposits was primarily related to PPP funds, government stimulus payments and customers increasing liquidity. This increase was partially offset by lower balances of time deposit accounts.

Non-interest-bearing deposits at September 30, 2020, were $272.9 million, or 28.5% of deposits, compared to $182.7 million, or 21.9% of deposits, at December 31, 2019. Money market and checking deposit accounts were 45.6% of our deposit portfolio and totaled $437.1 million at September 30, 2020, compared to $405.7 million, or 48.6% of deposits, at December 31, 2019. Savings accounts increased to $120.4 million, or 12.6% of deposits, at September 30, 2020, from $99.5 million, or 11.9% of deposits, at December 31, 2019. Certificates of deposit totaled $127.6 million, or 13.3% of deposits, at September 30, 2020, compared to $147.1 million, or 17.6% of deposits, at December 31, 2019.

Certificates of deposit at September 30, 2020, scheduled to mature in one year or less, totaled $106.1 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $7.9 million to $50.1 million at September 30, 2020, from $42.2 million at December 31, 2019. The increase in total borrowings was due to an increase in Federal Home Loan Bank borrowings from $3.0 million at December 31, 2019 to $20.1 million at September 30, 2020. This was due to increased borrowings on our line of credit and $8.0 million of FHLB advances we borrowed during the second quarter of 2020 as a result of special rate PPP funding offered by the FHLB. Partially offsetting that increase was a decrease in our other borrowings, consisting of repurchase agreements, from $17.5 million at December 31, 2019 to $8.4 million at September 30, 2020.

Cash Flows. During the nine months ended September 30, 2020, our cash and cash equivalents increased by $2.1 million. Our operating activities provided cash of $6.4 million during the first nine months of 2020 primarily as a result of the proceeds from the sale of loans held for sale. Our investing activities used net cash of $130.1 million during the first nine months of 2020, primarily as a result of funding PPP loans. Financing activities provided net cash of $125.8 million during the first nine months of 2020, primarily as a result of an increase in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available for sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given period. These liquid assets totaled $315.4 million at September 30, 2020 and $376.7 million at December 31, 2019. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At September 30, 2020, we had outstanding FHLB advances of $8.0 million and $12.1 million of borrowings against our line of credit with the FHLB. At September 30, 2020, we had collateral pledged to the FHLB that would allow us to borrow an additional $57.2 million, subject to FHLB credit requirements and policies. At September 30, 2020, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $104.7 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at September 30, 2020. At September 30, 2020, we had subordinated debentures totaling $21.7 million and other borrowings of $8.4 million, which consisted of $8.4 million in repurchase agreements. The Company also has available a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2021, with an interest rate that adjusts daily based on the prime rate less 0.25%, with a floor of 3.00%. This line of credit has covenants specific to capital and other financial ratios, with which the Company was in compliance at September 30, 2020.

We have been actively monitoring our liquidity since the COVID-19 pandemic began. This includes enhanced monitoring of cash levels and unfunded loan commitments. We also increased our borrowing capacity at the Federal Reserve discount window by pledging additional municipal investment securities as collateral.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.2 million at September 30, 2020.

At September 30, 2020, we had outstanding loan commitments, excluding standby letters of credit, of $139.1 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of September 30, 2020 and December 31, 2019, the Bank met the capital requirements to be deemed “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of September 30, 2020, the Company and the Bank met all capital adequacy requirements to which we are subject.

We believe the Company has adequate capital to withstand the impact of the COVID-19 pandemic and any economic downturn on our asset quality and net earnings. The Company performs stress tests on the loan portfolio to measure the impact of severe economic recessions on its capital levels to help it monitor capital levels in connection with the COVID-19 pandemic.

Dividends. During the quarter ended September 30, 2020, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain greater than 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2020. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of September 30, 2020, approximately $23.1 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
(Dollars in thousands)	September 30, 2020			September 30, 2019
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$19,337	$5	0.10%	$304	$4	5.22%
Investment securities (1)	307,904	1,967	2.54%	381,217	2,571	2.68%
Loans receivable, net (2)	720,742	8,004	4.42%	529,552	7,103	5.32%
Total interest-earning assets	1,047,983	9,976	3.79%	911,073	9,678	4.21%
Non-interest-earning assets	96,869			92,886
Total	$1,144,852			$1,003,959

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$442,023	$125	0.11%	$362,500	$630	0.69%
Savings accounts	118,264	10	0.03%	98,802	9	0.04%
Time deposit	130,613	219	0.67%	191,063	794	1.65%
Total deposits	690,900	354	0.20%	652,365	1,433	0.87%
FHLB advances and other borrowings	40,133	136	1.35%	52,264	353	2.68%
Total interest-bearing liabilities	731,033	490	0.27%	704,629	1,786	1.01%
Non-interest-bearing liabilities	294,290			194,655
Stockholders’ equity	119,529			104,675
Total	$1,144,852			$1,003,959

Interest rate spread (3)			3.52%			3.20%
Net interest margin (4)		$9,486	3.60%		$7,892	3.44%
Tax-equivalent interest - imputed		219			233
Net interest income		$9,267			$7,659

Ratio of average interest-earning assets to average interest-bearing liabilities			143.4%			129.3%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
(Dollars in thousands)	September 30, 2020			September 30, 2019
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$12,300	$19	0.22%	$814	$23	3.78%
Investment securities (1)	327,608	6,452	2.63%	386,416	7,850	2.72%
Loans receivable, net (2)	647,535	22,909	4.73%	511,312	20,456	5.35%
Total interest-earning assets	987,443	29,380	3.97%	898,542	28,329	4.22%
Non-interest-earning assets	95,030			93,011
Total	$1,082,473			$991,553

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$416,077	$778	0.25%	$373,608	$2,024	0.72%
Savings accounts	111,025	29	0.03%	97,590	26	0.04%
Time deposit	136,378	991	0.97%	176,655	2,094	1.58%
Total deposits	663,480	1,798	0.36%	647,853	4,144	0.86%
FHLB advances and other borrowings	40,079	534	1.78%	53,567	1,142	2.85%
Total interest-bearing liabilities	703,559	2,332	0.44%	701,420	5,286	1.01%
Non-interest-bearing liabilities	364,306			191,465
Stockholders’ equity	114,608			98,668
Total	$1,182,473			$991,553

Interest rate spread (3)			3.53%			3.21%
Net interest margin (4)		$27,048	3.66%		$23,043	3.43%
Tax-equivalent interest - imputed		664			707
Net interest income		$26,384			$22,336

Ratio of average interest-earning assets to average interest-bearing liabilities			140.3%			128.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

(Dollars in thousands)	Three months ended September 30,			Nine months ended September 30,
	2020 vs 2019			2020 vs 2019
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-bearing deposits at banks	$1	$-	$1	$(4)	$-	$(4)
Investment securities	(475)	(129)	(604)	(1,148)	(250)	(1,398)
Loans	1,695	(794)	901	4,341	(1,888)	2,453
Total	1,221	(923)	298	3,189	(2,138)	1,051
Interest expense:
Deposits	90	(1,169)	(1,079)	102	(2,448)	(2,346)
Borrowings	(69)	(148)	(217)	(244)	(364)	(608)
Total	21	(1,317)	(1,296)	(142)	(2,812)	(2,954)
Net interest income	$1,200	$394	$1,594	$3,331	$674	$4,005

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using rates at September 30, 2020, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	Dollar change in net	Percent change in
Scenario	interest income ($000’s)	net interest income
200 basis point rising	$643	1.8%
100 basis point rising	$160	0.4%
100 basis point falling	($25)	(0.1%)
200 basis point falling	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic.
●	The impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of the COVID-19 pandemic on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Board of Governors of the Federal Reserve System including on our net interest income and the value of our securities portfolio.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in and uncertainty related to the availability of benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR.
●	The effects of severe weather, natural disasters, widespread disease or pandemics, and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factor applies to the Company:

The COVID-19 pandemic has had an adverse impact on our business and results of operations, and the duration and extent of this impact is subject to a high degree of uncertainty.

The spread of COVID-19 has led to a broad economic recession and elevated levels of unemployment, and has adversely impacted certain industries and markets in which our customers operate, particularly the accommodations and hotels, restaurants, and agriculture industries. As of September 30, 2020, the Bank’s aggregate loan exposure to the accommodations and hotels, restaurants, and agriculture industries made up approximately 17.2% of the total loan portfolio.

These developments have had, and are expected to continue to have, an adverse impact on the credit quality of our loan portfolio, our business, and results of operations. As of September 30, 2020, approximately $22.9 million, or 3.17%, of loans were in payment deferral status under COVID-19 related modifications.

The extent of the pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our Kansas markets, the development and distribution of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets.

The pandemic has also increased our exposure to related business risks, including the following:

●	We have had to modify our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners. The effects of these changes on our business are uncertain and difficult to quantify, but could include decreased efficiency, lower growth and increased risks of fraud.

●	Demand for our products and services may decline, and we may determine that we are not able to prudently grow our loan portfolio.

●	If the economic downturn or high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased provisions for credit losses and charge-offs and reduced income.

●	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

●	A further and sustained decline in our stock price or the occurrence of other developments could, under certain circumstances, cause our management to perform impairment testing on our goodwill or other intangibles, which could require us to record an impairment charge that would adversely impact our results of operations and the ability of the Bank to pay dividends to us.

●	As a result of the decline in the Federal Reserve’s target federal funds rate to near 0% (or possibly below 0% in the future), the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and reducing net income.

●	Uncertainties created by the pandemic, combined with the disruptions to our own business, will negatively affect our ability to execute our acquisition strategy for the foreseeable future, limiting or delaying our future growth plans.

●	Our cybersecurity risks are increased as the result of an increase in the number of our employees and the employees of our third-party vendors and partners working remotely.

●	Federal and state taxes may increase, including as a result of the effects of the pandemic on governmental budgets, which could reduce our net income.

●	FDIC premiums could increase if the agency experiences additional resolution costs.

In addition, we depend upon the management skills of our executive officers and directors. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 10.1	Change in Terms Agreement dated November 1, 2020, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2020 and September 30, 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and September 30, 2019; (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and September 30, 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 6, 2020	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

