Form 10-K
period 2020-12-31
LANDMARK BANCORP INC
filed 2021-03-22
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2020

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price of $23.53 quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $74.0 million. On March 19, 2021, the total number of shares of common stock outstanding was 4,754,361.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 19, 2021, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2020 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a financial holding company that was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists of the ownership of Landmark National Bank (the “Bank”) and Landmark Risk Management, Inc., which are wholly-owned subsidiaries of the Company. As of December 31, 2020, the Company had $1.2 billion in consolidated total assets.

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

Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowable under applicable federal laws and regulations. The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as the chartering authority for national banks, and the FDIC, as the administrator of the DIF. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) with respect to reserves required to be maintained against deposits and certain other matters. The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank (the “FHLB”) of Topeka.

The Company’s executive office and the Bank’s main office are located at 701 Poyntz Avenue, Manhattan, Kansas 66502. The telephone number is (785) 565-2000.

Market Areas

The COVID-19 pandemic in the United States has had and continues to have a complex and significant adverse impact on the economy, the banking industry and the Company, all subject to a high degree of uncertainty for future periods. The Bank’s products and services are offered primarily in Kansas, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020 as a result of a stay-at-home order, which was lifted on May 3, 2020, with economic and social gatherings reopening in a phased-in approach since then. The re-opening of the economy in Kansas initially resulted in increased cases of COVID-19, and additional restrictions were put in place to slow the spread. While case numbers have declined, these measures have had an impact on the economy of and customers located in Kansas. The Bank and its branches have remained open during these orders because banks have been deemed essential businesses. The Bank is currently serving its customers through its digital banking platforms and drive-thru services, with most branch lobbies re-opened to customers. The Bank will continue to monitor the situation to protect the safety and well-being of our customers and associates.

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

The Bank’s eastern Kansas branches are located in the communities of Lawrence, Lenexa, Louisburg, Osawatomie, Overland Park, Paola, Prairie Village and Wellsville, Kansas. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas. The eastern region is strongly influenced by the Kansas City metropolitan market, which is the highest growth area in the State of Kansas. The region is influenced by public and private industries and businesses of all sizes. In addition, housing growth and commercial real estate are major drivers of the region’s economy. The Bank added commercial lenders in this market and opened a new branch in Prairie Village during 2019. These additions have significantly contributed to the Bank’s growth in loans and deposits.

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

The Bank’s southwest Kansas branches are located in the communities of Dodge City, Garden City, Great Bend, Hoisington and LaCrosse, Kansas. Agriculture, oil, and gas are the predominant industries in the southwest Kansas region. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small businesses, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, the Dodge City, Garden City and Great Bend communities each have a community college that attracts individuals from the surrounding areas.

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

Employees

At December 31, 2020, the Bank had a total of 292 employees (282 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

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

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are typically priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of seven years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. The balances of one-to-four family residential real estate loans increased as of December 31, 2020 compared to December 31, 2019 as the Bank decided to retain additional loans as an alternative to purchasing investment securities. While the Bank retains some of the new loan originations, most of the new loans continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and commercial real estate. Construction and land loans generally have terms of less than 18 months, and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The origination of construction and land loans has not been a primary strategy of the Bank over the past few years to reduce risk in the Bank’s loan portfolio. The balances of construction and land loans increased as of December 31, 2020 compared to December 31, 2019 as a result of increased loans to existing customers.

Commercial Real Estate Lending. Commercial real estate loans, including multi-family loans, generally have amortization periods of 15 or 20 years. Commercial real estate and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank continues to focus on generating additional commercial real estate loan relationships. The Bank’s loan growth over the past few years has been driven in large part by commercial real estate loans. These loans are primarily made to customers with owner-occupied properties.

Commercial Lending. Commercial loans include loans to service, retail, wholesale and light manufacturing businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term, and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base. The Bank continues to focus its organic growth on generating additional commercial loan relationships, including SBA loans. The Bank has been able to increase its balances of commercial loans over the past few years as a result of recruiting new customer relationships.

Paycheck Protection Program Lending. Starting in 2020, the Bank participates as a lender in the SBA’s Paycheck Protection Program (“PPP”). PPP is a loan program administered through the SBA to help businesses impacted by COVID-19, with the loans guaranteed by the SBA. The Bank receives an origination fee from the SBA as part of the lending process. The loans have an interest rate of 1.00% plus the amortization of the origination fee. The maturity date of these loans is two or five years unless the borrower’s loan is forgiven, in which case the loan may be repaid sooner. The Bank’s ability to originate PPP loans is dependent upon the extent to which the program is authorized by the federal government to continue in future periods.

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

Agriculture Lending. Agricultural real estate loans generally have amortization periods of 20 years or less, during which time the Bank generally retains a security interest in the borrower’s real estate. The Bank also provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Farm product loans generally have a one-year term, and machinery, equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited to 75% of appraised value. The Bank continues to focus on generating additional agriculture loan relationships in each of its market areas. Improvements in the financial results of the Bank’s agriculture customers contributed to the decline in these loan balances as of December 31, 2020 compared to December 31, 2019.

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

The Bank is focusing on the generation of commercial, commercial real estate and agriculture loans to grow and diversify the loan portfolio. During 2020, the Bank was able to generate loan growth across the geographic markets that it serves, primarily in commercial real estate and commercial loans. In addition, the Bank also generated significant loan growth by originating PPP loans to help businesses impacted by COVID-19.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically significant financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Reference is made to the sections “Item 1A. Risk Factors – COVID-19 Risks” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of COVID-19” for information on the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), PPP program and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. While capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, establish capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously.

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets”. The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rule increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion, which at this juncture does not include us) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

●	A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
●	A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
●	A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

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

Under the capital regulations of the Federal Reserve for the Company and the OCC for the Bank, in order to be well-capitalized, we must maintain:

●	A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;

●	A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;

●	A ratio of Total Capital to total risk-weighted assets of 10% or more; and

●	A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2020, the Bank was not subject to a directive from the OCC to increase its capital and the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.

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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. We may elect the CBLR framework at any time, but have not currently determined to do so.

Regulation and Supervision of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, we are registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding the Company and the Bank as the Federal Reserve may require.

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We elected to operate as a financial holding company in May 2017. In order to maintain our status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that either we or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any additional limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration in the industry as a result of the COVID-19 pandemic, however, the Company’s net income and capital has allowed it to maintain its dividend policy. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its reaction to the COVID-19 pandemic. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2020, the Bank paid supervisory assessments to the OCC totaling $201,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

In addition to liquidity guidelines already in place, the federal bank regulatory agencies implemented the Basel III LCR in 2014 and have proposed the NSFR. While these rules do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2020. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The OCC, in its 2021 supervisory plan, identified key risk themes for 2021 as: credit risk management given projected weaker economic conditions and commercial and residential real estate concentration risk management. The agency will also be monitoring banks for their transition away from LIBOR (London Interbank Offered Rate) as a reference rate, compliance risk management related to COVID-19 pandemic-related activities, Bank Secrecy Act/anti-money laundering compliance, cybersecurity, planning for and implementation of the current expected credit losses (“CECL”) accounting standard, and CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.

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

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. The reserve requirements are subject to annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve had determined that the first $16.9 million of otherwise reservable balances had a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement was 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement was 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In a joint statement responding to the COVID-19 pandemic, the bank regulatory agencies announced favorable CRA consideration for banks providing retail banking services and lending activities in their assessment areas, consistent with safe and sound banking practices, that are responsive to the needs of low- and moderate-income individuals, small businesses, and small farms affected by the pandemic. Those activities include waiving certain fees, easing restrictions on out-of-state and non-customer checks, expanding credit products, increasing credit limits for creditworthy borrowers, providing alternative service options, and offering prudent payment accommodations. The joint statement also provided favorable CRA consideration for certain pandemic-related community development activities.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, along with other legal authority, mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

Based on the Bank’s loan portfolio as of December 31, 2020, we do not exceed the 300% guideline for commercial real estate loans.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages”. The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan. The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in October of 2020. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2020.

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

	Years ended December 31,
	2020 vs 2019			2019 vs 2018
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(2)	$-	$(2)	$2	$6	$8
Investment securities
Taxable	(1,148)	(468)	(1,616)	105	384	489
Tax-exempt (1)	(384)	(44)	(428)	(482)	70	(412)
Loans (2)	6,652	(2,527)	4,125	2,897	849	3,746
Total	5,118	(3,039)	2,079	2,522	1,309	3,831
Interest expense:
Deposits	226	(3,462)	(3,236)	231	2,054	2,285
Borrowings	(293)	(459)	(752)	(868)	(25)	(893)
Total	(67)	(3,921)	(3,988)	(637)	2,029	1,392
Net interest income	$5,185	$882	$6,067	$3,159	$(720)	$2,439

(1)	The change in tax-exempt income on investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

(2)	The change in tax-exempt loan income is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2020, 2019 and 2018. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2020			Year ended December 31, 2019			Year ended December 31, 2018
	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$16,594	$27	0.16%	$789	$29	3.68%	$737	$21	2.85%
Investment securities
Taxable	178,387	4,150	2.33%	226,193	5,767	2.55%	221,835	5,278	2.38%
Tax-exempt (1)	142,315	4,132	2.90%	155,567	4,559	2.93%	171,977	4,971	2.89%
Loans receivable, net (2)	668,326	31,821	4.76%	517,950	27,696	5.35%	462,939	23,950	5.17%
Total interest-earning assets	1,005,622	40,130	3.99%	900,499	38,051	4.23%	857,488	34,220	3.99%
Non-interest-earning assets	95,800			93,258			95,430
Total	$1,101,422			$993,757			$952,918

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$425,525	$899	0.21%	$371,739	$2,555	0.69%	$371,138	$1,833	0.49%
Savings accounts	114,280	40	0.04%	97,966	35	0.04%	95,532	28	0.03%
Time deposit	133,412	1,166	0.87%	177,091	2,751	1.55%	137,400	1,195	0.87%
Total deposits	673,217	2,105	0.31%	646,796	5,341	0.83%	604,070	3,056	0.51%
FHLB advances and other borrowings	38,816	664	1.71%	51,283	1,416	2.76%	82,743	2,309	2.79%
Total interest-bearing liabilities	712,033	2,769	0.39%	698,079	6,757	0.97%	686,813	5,365	0.78%
Non-interest-bearing liabilities	272,642			194,935			179,896
Stockholders’ equity	116,747			100,743			86,209
Total	$1,101,422			$993,757			$952,918

Interest rate spread (3)			3.60%			3.26%			3.21%
Net interest margin (4)		$37,361	3.72%		$31,294	3.48%		$28,855	3.37%
Tax equivalent interest - imputed (1) (2)		877			940			1,067
Net interest income		$36,484			$30,354			$27,788
Ratio of average interest-earning assets to average interest-bearing liabilities		141.2%			129.0%			124.9%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Investment Securities. The following table sets forth the carrying value of the Company’s investment securities at the dates indicated. None of the investment securities issued by an individual issuer held as of December 31, 2020 were in excess of 10% of the Company’s stockholders’ equity, excluding U.S. federal agency obligations. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB. The Company’s agency mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association. The Company’s investments in certificates of deposit consist of FDIC-insured certificates of deposit with other financial institutions.

	As of December 31,
	2020	2019	2018
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$2,037	$2,316	$1,971
U.S. federal agency obligations	18,924	4,106	10,361
Municipal obligations, tax-exempt	142,676	145,862	159,112
Municipal obligations, taxable	49,535	46,779	53,035
Agency mortgage-backed securities	78,638	162,031	156,076
Certificates of deposit	5,460	1,904	7,790
Total investment securities available-for-sale, at fair value	$297,270	$362,998	$388,345

FHLB stock	2,434	1,079	2,752
Federal Reserve Bank stock	1,928	1,919	1,913
Correspondent bank common stock	111	111	111
Bank stocks, at cost	$4,473	$3,109	$4,776

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio, as of December 31, 2020. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 21% federal tax rate for 2020. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2020
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$2,037	2.01%	$-	0.00%	$-	0.00%	$-	0.00%	2,037	2.01%
U.S. federal agency obligations	5,543	0.09%	13,381	0.62%	-	0.00%	-	0.00%	18,924	0.46%
Municipal obligations, tax-exempt	1,958	1.79%	38,181	2.26%	45,324	2.75%	57,213	3.58%	142,676	2.94%
Municipal obligations, taxable	1,566	2.75%	18,946	2.73%	20,459	2.98%	8,564	3.10%	49,535	2.90%
Agency mortgage-backed securities	751	2.31%	77,887	2.21%	-	0.00%	-	0.00%	78,638	2.21%
Certificates of deposit	703	2.44%	4,757	0.45%	-	0.00%	-	0.00%	5,460	0.71%
Total	$12,558	1.26%	$153,152	2.09%	$65,783	2.82%	$65,777	3.52%	$297,270	2.54%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2020	2019	2018	2017	2016
Balance	(Dollars in thousands)
One-to-four family residential real estate loans	$157,984	$146,505	$136,895	$136,215	$136,846
Construction and land loans	26,106	22,459	20,083	19,356	13,738
Commercial real estate loans	172,307	133,501	138,967	120,624	118,200
Commercial loans	134,047	109,612	74,289	54,591	54,506
Paycheck protection program loans	100,084	-	-	-	-
Agriculture loans	96,532	98,558	96,632	83,008	78,324
Municipal loans	2,332	2,656	2,953	3,396	3,884
Consumer loans	24,122	25,101	25,428	22,046	20,271
Total gross loans	713,514	538,392	495,247	439,236	425,769
Net deferred loan costs and loans in process	(1,957)	255	(109)	(34)	36
Allowance for loan losses	(8,775)	(6,467)	(5,765)	(5,459)	(5,344)
Loans, net	$702,782	$532,180	$489,373	$433,743	$420,461

Percent of total
One-to-four family residential real estate loans	22.1%	27.2%	27.6%	31.0%	32.1%
Construction and land loans	3.7%	4.2%	4.1%	4.4%	3.2%
Commercial real estate loans	24.2%	24.8%	28.1%	27.5%	27.8%
Commercial loans	18.8%	20.3%	15.0%	12.4%	12.8%
Paycheck protection program loans	14.0%	0.0%	0.0%	0.0%	0.0%
Agriculture loans	13.5%	18.3%	19.5%	18.9%	18.4%
Municipal loans	0.3%	0.5%	0.6%	0.8%	0.9%
Consumer loans	3.4%	4.7%	5.1%	5.0%	4.8%
Total gross loans	100.0%	100.0%	100.0%	100.0%	100.0%

The following table sets forth the contractual maturities of loans as of December 31, 2020. The table does not include unscheduled prepayments.

	As of December 31, 2020
	1 year or less	1-5 years	After 5 years	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$20,938	$60,246	$76,800	$157,984
Construction and land loans	14,070	7,339	4,697	26,106
Commercial real estate loans	33,755	63,506	75,046	172,307
Commercial loans	72,229	44,382	17,436	134,047
Paycheck protection program loans	-	100,084	-	100,084
Agriculture loans	45,787	21,046	29,699	96,532
Municipal loans	248	658	1,426	2,332
Consumer loans	3,129	7,992	13,001	24,122
Total gross loans	$190,156	$305,253	$218,105	$713,514

The following table sets forth the dollar amount of all loans that mature after one year and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2020
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$64,121	$72,925	$137,046
Construction and land loans	480	11,556	12,036
Commercial real estate loans	28,056	110,496	138,552
Commercial loans	23,587	38,231	61,818
Paycheck protection program loans	100,050	-	100,050
Agriculture loans	10,701	40,044	50,745
Municipal loans	2,084	-	2,084
Consumer loans	2,549	18,444	20,993
Total gross loans	$231,628	$291,696	$523,324

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. Under the original terms of the Company’s non-accrual loans as of December 31, 2020, interest earned on such loans for the years ended December 31, 2020, 2019 and 2018 would have increased interest income by $380,000, $230,000 and $254,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2020, 2019 and 2018.

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)

Non-accrual loans	$10,515	$5,546	$5,236	$6,041	$2,746
Accruing loans over 90 days past due	-	-	-	-	-
Non-performing investments	-	-	-	-	-
Real estate owned, net	1,774	290	35	436	1,279
Non-performing assets	$12,289	$5,836	$5,271	$6,477	$4,025

Performing TDRs	$1,947	$3,134	$3,455	$3,719	$3,983

Non-performing loans to total gross loans	1.47%	1.03%	1.06%	1.38%	0.64%
Non-performing assets to total assets	1.03%	0.58%	0.53%	0.70%	0.44%
Allowance for loan losses to non-performing loans	83.45%	116.61%	110.10%	90.37%	194.61%

The increase in non-performing loans primarily was related to two commercial real estate loan relationships totaling $5.5 million. The increase in non-accrual loans as of December 31, 2019 compared to December 31, 2018 was driven by higher levels of non-performing one-to-four family residential real estate loans, primarily related to one loan relationship, and increased levels of non-performing agriculture loans. Partially offsetting those increases was a decrease in non-performing loans related to the liquidation of collateral securing a $3.6 million loan relationship. The liquidation resulted in a charge-off of $259,000 during 2019. The decrease in non-accrual loans as of December 31, 2018 compared to December 31, 2017 was primarily related to a charge-off of $853,000 associated with a $3.6 million loan relationship consisting of $1.8 million in commercial loans and a $1.8 million commercial real estate loan. This loan relationship was primarily responsible for the increase in non-accrual loans as of December 31, 2017 compared to December 31, 2016.

At December 31, 2020, the $1.8 million of real estate owned primarily consisted of a five residential real estate properties, two commercial properties and one parcel of land. The increase in real estate owned as of December 31, 2020 compared to December 31, 2019 was primarily due to obtaining the collateral securing non-performing commercial real estate and one-to-four family residential real estate loans. The increase in real estate owned as of December 31, 2019 compared to December 31, 2018 was principally associated with obtaining the collateral securing a non-performing loan relationship consisting of commercial real estate and commercial loans. The decrease in real estate owned as of December 31, 2018 compared to December 31, 2017 was primarily associated with the sales of several residential real estate properties and one commercial real estate property. The decrease in real estate owned as of December 31, 2017 compared to December 31, 2016 was principally associated with the sale of residential real estate properties.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2020, the Company concluded its allowance for loan losses was adequate based on the evaluation of the loan portfolio’s probable incurred losses.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates and for the periods indicated:

	As of and for the years ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)

Balances at beginning of year	$6,467	$5,765	$5,459	$5,344	$5,922
Provision for loan losses	3,300	1,400	1,400	450	500
Charge-offs:
One-to-four family residential real estate loans	(251)	(56)	(32)	(37)	(14)
Construction and land loans	(191)	(31)	-	-	-
Commercial real estate loans	(131)	-	-	(71)	-
Commercial loans	(292)	(453)	(950)	-	(306)
Paycheck protection program loans	-	-	-	-	-
Agriculture loans	(3)	-	-	(45)	(375)
Municipal loans	-	-	-	-	-
Consumer loans	(248)	(285)	(178)	(335)	(471)
Total charge-offs	(1,116)	(825)	(1,160)	(488)	(1,166)
Recoveries:
One-to-four family residential real estate loans	-	1	4	11	9
Construction and land loans	-	-	-	-	-
Commercial real estate loans	13	-	1	-	-
Commercial loans	3	53	22	20	34
Paycheck protection program loans	-	-	-	-	-
Agriculture loans	-	-	1	1	-
Municipal loans	6	6	2	37	6
Consumer loans	102	67	36	84	39
Total recoveries	124	127	66	153	88
Net charge-offs	(992)	(698)	(1,094)	(335)	(1,078)
Balances at end of year	$8,775	$6,467	$5,765	$5,459	$5,344

The Company recorded net loan charge-offs of $992,000 during 2020 compared to $698,000 during 2019. The net loan charge-offs were primarily related to a commercial loan relationship, one-to-four family residential real estate loan relationship and a commercial real estate loan relationship which included construction and land loans. The Company recorded net loan charge-offs of $698,000 during 2019 compared to $1.1 million during 2018. The net loan charge-offs in 2019 were primarily related to two commercial loan relationships. The Company recorded net loan charge-offs of $1.1 million during 2018 compared to $335,000 during 2017. The net loan charge-offs in 2018 were primarily related to one commercial loan relationship. The Company recorded net loan charge-offs of $335,000 during 2017 compared to $1.1 million during 2016. There were no significant loan charge-offs recorded during 2017. The Company recorded net loan charge-offs of $1.1 million during 2016, which were primarily related to an agriculture loan relationship which was subject to trouble debt restructuring (“TDR”) and the liquidation of the assets securing an impaired commercial loan relationship.

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

	As of December 31,
	2020		2019		2018		2017		2016
	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans	Amount	% Loan type to total loans
	(Dollars in thousands)

One-to-four family residential real estate loans	$859	22.1%	$501	27.2%	$449	27.6%	$542	31.0%	$504	32.1%
Construction and land loans	181	3.7%	271	4.2%	168	4.1%	181	4.4%	53	3.2%
Commercial real estate loans	2,482	24.2%	1,386	24.8%	1,686	28.1%	1,540	27.5%	1,777	27.8%
Commercial loans	2,388	18.8%	1,815	20.3%	1,051	15.0%	1,226	12.4%	1,119	12.8%
Paycheck protection program loans	-	14.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Agriculture loans	2,690	13.5%	2,347	18.3%	2,238	19.5%	1,812	18.9%	1,684	18.4%
Municipal loans	6	0.3%	7	0.5%	7	0.6%	8	0.8%	12	0.9%
Consumer loans	169	3.4%	140	4.7%	166	5.1%	150	5.0%	195	4.8%
Total	$8,775	100.0%	$6,467	100.0%	$5,765	100.0%	$5,459	100.0%	$5,344	100.0%

The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2020 compared to December 31, 2019 was primarily related to increased risk factors associated with probable and incurred losses due COVID-19. The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2019 compared to December 31, 2018 was primarily related to growth in our loan balances and an increase in specific allowances related to impaired loans. The decrease in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2018 compared to December 31, 2017 was primarily related to improvements in the housing market which contributed to lower qualitative adjustments in our analysis and a decrease in specific allowances related to impaired loans. The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2017 compared to December 31, 2016 was primarily related to the increase in specific allowances related to impaired loans.

The decrease in the allocation of the allowance for loan losses on construction and land loans as of December 31, 2020 compared to December 31, 2019 was primarily related to related to a decrease in specific allowances related to impaired loans. The increase in the allocation of the allowance for loan losses on construction and land loans as of December 31, 2019 compared to December 31, 2018 was primarily related to an increase in specific allowances related to impaired loans. The decrease in the allocation of the allowance for loan losses on construction and land loans as of December 31, 2018 compared to December 31, 2017 was primarily related to improvements in these markets which contributed to lower qualitative adjustments in our analysis. The allocation of the allowance for loan losses on construction and land increased as of December 31, 2017 compared to December 31, 2016 due to higher outstanding loan balances.

The increase in the allocation of the allowance for loan losses on commercial real estate loans as of December 31, 2020 compared to December 31, 2019 was primarily related to higher loan balances and increased risk factors associated with probable and incurred losses due COVID-19. The decrease in the allocation of the allowance for loan losses on commercial real estate loans as of December 31, 2019 compared to December 31, 2018 was primarily related to lower loan balances, and improvements in the commercial real estate markets which resulted in lower qualitative adjustments in our analysis. The allocation of the allowance for loan losses on commercial real estate loans increased as of December 31, 2018 compared to December 31, 2017 due to an increase in classified loans and an increase in specific allowances related to impaired loans. The allocation of the allowance for loan losses on commercial real estate loans decreased as of December 31, 2017 compared to December 31, 2016 due to continued improvements in the commercial real estate market which contributed to lower qualitative adjustments in our analysis.

The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2020 compared to December 31, 2019 was primarily related to higher loan balances and increased risk factors associated with probable and incurred losses due COVID-19. The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2019 compared to December 31, 2018 was primarily related to increased loan balances, higher specific allowances related to impaired loans and increasing risk in the portfolio which resulted in higher qualitative adjustments in our analysis. The decrease in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2018 compared to December 31, 2017 was primarily related to a decline in specific allowances related to impaired loans as a result of charge-offs recorded during 2018. The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2017 compared to December 31, 2016 was primarily related to the increase in specific allowances related to impaired loans.

We do not record an allowance for loan losses on PPP loans because these loans are fully guaranteed by the SBA.

The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2020 compared to December 31, 2019 was primarily related to increased risk factors associated with probable and incurred losses due COVID-19. The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2019 compared to December 31, 2018 was primarily related to higher specific allowances related to impaired loans and higher loan balances. The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2018 compared to December 31, 2017 was primarily related to growth in loan balances and higher levels of classified loans. The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2017 compared to December 31, 2016 was primarily due to higher loan balances and management’s judgment to increase the risk factors.

The allowance for loan losses is discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2020, we believed the Company’s allowance for loan losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s probable incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated.

(Dollars in thousands)	Years ended December 31,
	2020		2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$253,840	-	$181,573	-	$168,855	-
Money market and checking	425,525	0.21%	371,739	0.69%	371,138	0.49%
Savings accounts	114,280	0.04%	97,966	0.04%	95,532	0.03%
Time	133,412	0.87%	177,091	1.55%	137,400	0.87%
Total	$927,057		$828,369		$772,925

The following table presents the maturities of jumbo time deposits (amounts of $100,000 or more).

(Dollars in thousands)	As of December 31,
	2020	2019
Three months or less	$38,512	$45,883
Over three months through six months	15,755	19,427
Over six months through 12 months	16,493	13,146
Over 12 months	6,675	7,702
Total	$77,435	$86,158

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2020	2019	2018
Return on average assets	1.77%	1.07%	1.09%
Return on average equity	16.70%	10.58%	12.09%
Equity to total assets	10.66%	10.88%	9.32%
Dividend payout ratio	18.54%	32.90%	31.88%

VII. Short-term Borrowings

The following table presents information on certain components of short-term borrowings. Information on short-term borrowings is excluded for the years ended December 31, 2020 and 2019 as the average balances of each category of short-term borrowings was less than 30 percent of stockholders’ equity.

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

COVID-19 Risks

The outbreak of COVID-19 has led to an economic recession and had other adverse effects on the U.S. economy and has disrupted our operations. The ongoing COVID-19 pandemic has also adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has affected our operations. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The outbreak of COVID-19 has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, an increase in unemployment, and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations, and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government introduced, and may introduce in the future, programs designed to soften the impact of COVID-19 on small businesses or provide stimulus checks to individuals, our borrowers may still not be able to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in, or have exposure to, the retail, restaurant, hospitality and agriculture industries and are located in areas that are, or were, quarantined or under stay-at-home orders. COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our one-to-four family residential real estate loan business and loan portfolio, and the value of certain collateral securing our loans. As COVID-19 cases have begun to surge in recent months, any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.

The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our Kansas market, the development, distribution and supply of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.

The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants.

As a result of the COVID-19 pandemic, we may experience adverse financial consequences due to a number of other factors, including but not limited to:

●	a sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, and adversely impact our results of operations and the ability of the Bank to pay dividends to us;
●	increased demand on our liquidity as we meet borrowers’ needs, experience significant credit deterioration, and cover expenses related to our business continuity plan;
●	the potential for reduced liquidity and its negative affect on our capital and leverage ratios;
●	the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 pandemic;
●	the modification of our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners;
●	a decline in demand for our products and services;
●	a potential increase in loan delinquencies, problem assets and foreclosures if the economic downturn or high levels of unemployment continue for an extended period of time;
●	a potential decline in the net worth and liquidity of loan guarantors;
●	the yield on our assets declining to a greater extent than the decline in our cost of interest-bearing liabilities as a result of the decline in the Federal Reserve’s target federal funds rate to near 0% (or possibly below 0% in the future);
●	uncertainties created by the pandemic, combined with the disruptions to our own business, that could negatively affect our ability to execute our acquisition strategy for the foreseeable future, limiting or delaying our future growth plans;
●	increases in federal and state taxes as a result of the effects of the pandemic and stimulus programs on governmental budgets;
●	an increase in FDIC premiums if the agency experiences additional resolution costs relating to bank failures;
●	increased cyber and payment fraud risk due to increased online and remote activity; and
●	other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

Overall, we believe that the economic impact from COVID-19 could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

On March 27, 2020, President Trump signed into law the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA referred to as the PPP. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that included an additional $284.5 billion in PPP funding. On March 11, 2021, President Biden signed into law an additional $1.9 trillion federal stimulus bill, which could have a material effect on the overall economic environment.

The COVID-19 pandemic has significantly affected the financial markets and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, our net interest margin and our profitability. The Federal Reserve also launched the Main Street Lending Program, which offered deferred interest on four-year loans to small and mid-sized businesses. The Main Street Lending Program terminated on January 8, 2021. The impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs, and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

As a participating lender in the PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations. Also, it has been reported that many borrowers fraudulently obtained PPP loans through the program. We may be subject to regulatory and litigation risk if any of our PPP borrowers used fraudulent means to obtain a PPP loan.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP, or if the borrower fraudulently obtained a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Credit Risks

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

Economic conditions in the state of Kansas are impacted by commodity prices, which may adversely impact the Kansas economy, specifically the agriculture sector. Declines in commodity prices could materially and adversely affect our results of operations.

The agricultural economy in the Midwest, including Kansas, has improved recently after experiencing weakness over the previous several years. A prolonged period of weakness in the agricultural economy could result in a decrease in demand for loans or other products and services offered by us, an increase in agricultural loan delinquencies and defaults, an increase in impaired assets and foreclosures, a decline in the value of our loans secured by real estate, and an inability to sell foreclosed assets. The effects of a prolonged period of a weakened agricultural economy could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We maintain our allowance for loan losses at a level considered appropriate by management to absorb probable incurred loan losses in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2020 and 2019 our allowance for loan losses as a percentage of total loans was 1.23% and 1.20%, respectively, and as a percentage of total non-performing loans was 83.45% and 116.61%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb probable incurred losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Also, beginning in January 2023, the Company will be required to implement the CECL accounting standard, which will change how the Company calculates its allowance for loan losses by requiring the Company to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $158.0 million and $146.5 million, or 22.1% and 27.2%, of our loan portfolio at December 31, 2020 and 2019, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

Real estate lending (including commercial real estate, construction and land and residential real estate) is a large portion of our loan portfolio. These categories were $356.4 million, or approximately 50.0% of our total loan portfolio, as of December 31, 2020, as compared to $302.5 million, or approximately 56.2% of our total loan portfolio, as of December 31, 2019. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of commercial real estate and construction and land loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Commercial loans comprised $134.0 million and $109.6 million, or 18.8% and 20.3%, of our loan portfolio at December 31, 2020 and 2019, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans, and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

Agriculture operating loans comprised $48.2 million and $49.9 million, or 6.7% and 9.3%, of our loan portfolio at December 31, 2020 and 2019, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2020 and 2019, agricultural real estate loans totaled $48.3 million and $48.7 million, or 6.8% and 9.0% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, tariffs, trade agreements, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

As of December 31, 2020, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $10.5 million, or 1.47% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $12.3 million, or 1.03% of total assets. In addition, we had $1.5 million in accruing loans that were 30-89 days delinquent as of December 31, 2020.

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

Interest Rate Risks

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

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented in the section entitled Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

Interest rates on our financial instruments might be subject to change based on developments related to the LIBOR, which could adversely impact our revenue, expenses, and value of those financial instruments.

In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. LIBOR makes up one of the most liquid and common interest rate indices in the world and is commonly referenced in financial instruments. We have exposure to LIBOR in various aspects through our financial contracts. Instruments that may be impacted include loans, deposits, securities, and subordinated debentures, among other financial contracts indexed to LIBOR and that mature after December 31, 2021.

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

We invest in tax-exempt and taxable state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2020, we had $192.2 million of municipal securities, which represented 64.7% of our total securities portfolio. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

Legal, Accounting and Compliance Risks

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

The Company and the Bank are subject to stringent capital and liquidity requirements.

The Basel III Rule imposes stringent capital requirements on bank holding companies and banks. In addition to the minimum capital requirements, banks and bank holding companies are also required to maintain a capital conservation buffer of 2.5% of Common Equity Tier 1 Capital on top of minimum risk-weighted asset ratios to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction. Banking institutions that do not maintain capital in excess of the Basel III Rule standards including the capital conservation buffer face constraints on the payment of dividends, equity repurchases and compensation based on the amount of the shortfall. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited.

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

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

Operational, Strategic and Reputational Risks

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

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can also maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

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

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology.

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

In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Moreover, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

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

When the Bank sells mortgage loans, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our sales agreements require us to repurchase mortgage loans in the event of a breach of any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. In 2019, we were obligated to repurchase three loans. We were not required to repurchase any loans in 2020.

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

Liquidity and Capital Risks

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

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. Although we have historically paid quarterly dividends on our common stock and an annual 5% stock dividend, there can be no assurances that we will be able to continue to pay regular quarterly dividends or an annual stock dividend or that any dividends we do declare will be in any particular amount. The primary source of money to pay our cash dividends comes from dividends paid to the Company by the Bank. The Bank’s ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends. In addition, the Company and the Bank are required to maintain a capital conservation buffer of 2.5% of Common Equity Tier 1 Capital on top of minimum risk-weighted asset ratios to pay dividends without additional restrictions.

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

Although the Company’s common stock is quoted on The Nasdaq Global Market, the volume of trades on any given day has been limited historically, as a result of which shareholders might not have been able to sell or purchase the Company’s common stock at the volume, price or time desired. In June 2020, the Company’s common stock was added to the Russell 3000® Index based on the total market value of shares outstanding. Inclusion in this index may have positively impacted the price, trading volume, and liquidity of the Company’s common stock, in part, because index funds or other institutional investors often purchase securities that are in this index. There can be no assurance that the Company’s common stock will remain in that index, and it is projected by industry sources that the Company’s common stock will be removed from that index in 2021. If the Company’s common stock is removed from the Russell 3000® Index for any reason, including as a result of a decrease in the total market value of the Company’s outstanding shares, holders attempting to track the composition of that index will be required to sell the Company’s common stock, which could cause a material decrease in the price at which the Company’s common stock trades.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At December 31, 2020, the Company had approximately 241 common shareholders of record and approximately 1,340 beneficial owners of our common stock.

In February 2021, we declared our 78th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity positions.

In December 2017, our Board of Directors approved a stock repurchase program, permitting us to repurchase up to 108,006 shares of our common stock, which was the amount of shares remaining under our prior stock repurchase program (“December 2017 Repurchase Program”). Unless terminated earlier by resolution of the Board of Directors, the December 2017 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2020, there were 1,112 shares remaining to repurchase under the December 2017 Repurchase Program. The Company repurchased 106,894 shares at an average price of $21.69 during the year ending December 31, 2020 under the December 2017 Repurchase Program.

In March 2020, our Board of Directors approved a new stock repurchase plan, permitting us to repurchase up to 225,890 shares, which represents approximately 5% of our outstanding common stock (“March 2020 Repurchase Program”), following repurchase of all shares under the December 2017 Repurchase Program, under which there were 1,112 shares remaining to be repurchased as of December 31, 2020. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic.
●	The impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of the COVID-19 pandemic on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve including on our net interest income and the value of our securities portfolio.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in and uncertainty related to the availability of benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR and the development of a substitute.
●	The effects of severe weather, natural disasters, widespread disease or pandemics, and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.

●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

We are significantly impacted by prevailing economic conditions including federal monetary and fiscal policies and federal regulations of financial institutions. The Bank’s markets have been impacted by the COVID-19 pandemic, which has had and continues to have a complex and significant impact on the economy. Deposit balances are influenced by numerous factors such as competing investments, the level of income and the personal rate of savings within our market areas. Factors influencing lending activities include the demand for housing and the interest rate pricing competition from other lending institutions.

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty-nine additional branch offices in central, eastern, southeast and southwest Kansas, and our ownership of Landmark Risk Management, Inc. Landmark Risk Management, Inc. is a Nevada-based captive insurance company.

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

We have completed several business and asset acquisitions since 2002, which have generated significant amounts of goodwill. The initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The impairment test compares the carrying value of goodwill to an implied fair value of the goodwill, which is based on a review of the Company’s market capitalization adjusted for appropriate control premiums as well as an analysis of valuation multiples of recent, comparable acquisitions. The Company considers the result from each of these valuation methods to determine the implied fair value of its goodwill. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value. The Company performed a step one impairment test as of December 31, 2020 by comparing the implied fair value of the Company’s single reporting unit to its carrying value. Fair value was determined using observable market data, including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s step one impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

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

IMPACT OF COVID-19

The COVID-19 pandemic in the United States has had and continues to have a complex and significant adverse impact on the economy, the banking industry and the Company, all subject to a high degree of uncertainty for future periods.

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Kansas, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020, as a result of a stay-at-home order, which was lifted on May 3, 2020, with economic and social gatherings reopening in a phased-in approach since then. The re-opening of the economy in Kansas has resulted in increased cases of COVID-19, and additional restrictions have been put in place to slow the spread. These measures have had an impact on the economy of and customers located in Kansas. The Bank and its branches have remained open during these orders because banks have been deemed essential businesses. The Bank is currently serving its customers through its digital banking platforms and drive-thru services, with most branch lobbies re-opened to customers. Based on the current environment, it is unclear if the State of Kansas will tighten or relax its stay-at-home and social distancing policies going forward. The Bank will continue to monitor the situation to protect the safety and well-being of our customers and associates.

Across the United States, as a result of stay-at-home orders and other continuing restrictions, many states have experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. The unemployment rate in Kansas was 4.7% in December 2020, which is an increase from 3.1% in December 2019. The unemployment rate peaked at 12.6% in April 2020 as a result of economic impacts of the COVID-19 pandemic.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●	On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA, referred to as the PPP. The Bank participates as a lender in the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding, and on March 11, 2021, President Biden signed into law an additional $1.9 trillion Federal stimulus bill in response to COVID-19.
●	The CARES Act, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act (a part of the Consolidated Appropriations Act, 2021), also provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. In addition, on April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

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

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	We established a pandemic response team, which has been meeting as needed since mid-March to address changes resulting from the COVID-19 pandemic. We have a significant portion of our associates working from home, and for those that remain in our bank facilities, we have enhanced safety precautions in place for their safety. We have repositioned associates to support our customer care call center to handle increased volumes of customer requests and to support our customers’ access to our digital banking platforms.
●	As a preferred lender with the SBA, we were able and prepared to immediately respond to help existing and new clients access the PPP authorized by the CARES Act. As of September 30, 2020, we funded 1,095 PPP loans totaling approximately $131.0 million. As of December 31, 2020, we had approximately $100.1 million of PPP loans outstanding. We are actively working with the PPP loan borrowers through the SBA’s forgiveness process. In addition, we are a participating lender in the second round of PPP lending. From January 1, 2021 through March 10, 2021, we funded an additional 613 PPP loans totaling approximately $43.4 million.
●	As of December 31, 2020, we entered into short-term forbearance plans and short-term repayment plans on 3 one-to-four family residential mortgage loans totaling $366,000. We continue to work with our customers by offering loan forbearance and modifications to those impacted by COVID-19.
●	As of December 31, 2020, we had 6 loan modifications on outstanding loan balances of $7.2 million in connection with the COVID-19 pandemic that had not yet returned to contractual terms. These modifications consisted of payment deferrals that were applied to either the full loan payment or just the principal component.
●	With the safety and well-being of our customers and associates foremost in mind, we initially limited access to our bank lobbies while keeping our drive-thru lanes open and encouraging our customers to use our online and mobile banking applications or call our customer care call center. Currently our bank lobbies are open to customers, but we continue to evaluate this option as the number of COVID-19 cases fluctuate in our communities.

We currently have no plans to change our dividend strategy given our current capital and liquidity positions. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the projected length and depth of any economic recession and effects on our operations, profitability and capital positions in future periods, which we continue to monitor closely. In addition, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

SUMMARY OF PERFORMANCE. Net earnings for 2020 increased $8.8 million, or 82.8%, to $19.5 million as compared to $10.7 million for 2019. The increase in net earnings was primarily driven by an $8.8 million increase in gains on sales of loans as low mortgage rates fueled a robust housing market and refinancing activity.

Net interest income for 2020 increased $6.1 million to $36.5 million, or 20.2% higher than the $30.4 million recorded for 2019. Our net interest margin, on a tax equivalent basis, increased from 3.48% during 2019 to 3.72% in 2020. The increase in net interest margin was primarily a result of lower interest expense and the growth in loans within the asset mix. The increase in average loan balances included an average balance of $88.5 million in PPP loans, which generated interest income of $3.0 million in 2020.

We distributed a 5% stock dividend for the 20th consecutive year in December 2020. All per share and average share data in this section reflect the 2020 and 2019 stock dividends.

Interest Income. Interest income for 2020 increased $2.1 million to $39.3 million, an increase of 5.8% as compared to 2019. Interest income on loans increased $4.1 million, or 14.9%, to $31.8 million for 2020 as compared to $27.7 million in 2019, due primarily to the increase in our average loan balances from $518.0 million during 2019 to $668.3 million during 2020. Our average loan balances benefited from the origination of PPP loans in 2020. While the maturities of PPP loans are two or five years, we anticipate a significant amount will be forgiven during 2021, which will increase the yield on loans and reduce average loan balances. Partially offsetting the higher average balances were lower yields on loans, which decreased from 5.35% in 2019 to 4.76% in 2020. The Federal Reserve decreased the target federal funds interest rate by 25 basis points in each of August, September and October of 2019. In addition, in response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds interest rate by a total of 150 basis points in March 2020. These decreases impacted yields on loans between 2019 and 2020. In addition, the yield on PPP loans is lower than our typical commercial loans, resulting in a lower average yield on loans in 2020. We anticipate that our yield on loans will be adversely affected in future periods as a result originating PPP loans, to the extent the loans are not forgiven and remain on our books, and the impact of loans repricing lower in the current rate environment. Interest income on investment securities decreased $2.0 million, or 21.0%, to $7.5 million during 2020, as compared to $9.4 million in 2019. The decrease in interest income on investment securities was the result of lower average balances, which decreased from $381.8 million in 2019 to $320.7 million in 2020, and lower rates, which decreased from 2.70% in 2019 to 2.58% in 2020.

Interest Expense. Interest expense during 2020 decreased $4.0 million, or 59.0%, to $2.8 million as compared to 2019. Interest expense on interest-bearing deposits decreased $3.2 million, or 60.6%, to $2.1 million for 2020 as compared to $5.3 million in 2019. Our total cost of interest-bearing deposits decreased from 0.83% during 2019 to 0.31% during 2020 as a result of lower rates paid on money market and checking accounts that have rates that reprice based on market indexes and lower rates on our certificates of deposit. Our decline in deposit rates during 2020 reflected the decreased federal funds interest rate and other market interest rates. As these rates are now near zero, we do not expect significant reductions in our cost of deposits in future periods. Partially offsetting the lower interest rates was an increase in average interest-bearing deposit balances, which increased from $646.8 million in 2019 to $673.2 million in 2020. Interest expense on borrowings decreased $752,000, or 53.1%, to $664,000 during 2020 as compared to $1.4 million in 2019. Contributing to lower interest expense on borrowings were lower average outstanding borrowings, which decreased from $51.3 million in 2019 to $38.8 million during 2020, as well as lower rates paid on borrowings, which decreased from 2.76% in 2019 to 1.71% in 2020.

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

As a result of the COVID-19 pandemic, we originated approximately $131.0 million of PPP loans during 2020. These loans have an interest rate of 1.00% plus the amortization of the origination fee, which resulted in a yield of 3.40% on PPP loans in 2020. The maturity date of these loans is two or five years unless the borrower’s loan is forgiven, in which case the loan would be repaid sooner. While the cost of our funds is lower than the yield on these loans, the interest rate spread is lower than we generally have received on other loans. As a result of the origination of PPP loans and our participation in the second round of PPP funding in 2021, to the extent PPP loans we originate are not forgiven, our net interest income may increase in future periods, but our net interest margin may be negatively affected by the lower interest rates on PPP loans. The balance of PPP loans was $100.1 million at December 31, 2020, after a portion of the loans had been forgiven. The average balance of PPP loans during 2020 was $88.5 million which generated interest income of $3.0 million. There were $2.0 million of origination fees remaining to be accreted into income at December 31, 2020. In addition, the COVID-19 pandemic has slowed our origination of new loans, which may lead to lower net interest income and net interest margin in future periods as a result of lower loan volumes. The decline in market interest rates will adversely impact our net interest income and net interest margin as a result of lower yields on loans and investment securities exceeding the benefit of a lower cost of funds.

During 2020, net interest income increased $6.1 million, or 20.2%, to $36.5 million compared to $30.4 million in 2019. Our net interest margin, on a tax-equivalent basis, increased to 3.72% during 2020 from 3.48% during 2019. The increase in net interest income was primarily due to a 11.7% increase in our average interest-earning assets from $900.5 million in 2019 to $1.0 billion in 2020 and also due to decreases in deposit rates that caused deposit expense to decline. We may not be able to continue to increase our net interest margin if our loan growth slows or the yields on our interest-earning assets decline faster than our cost of interest-bearing liabilities.

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

During 2020, we recorded a provision for loan losses of $3.3 million compared to $1.4 million in 2019. We recorded net loan charge-offs of $992,000 during 2020 compared to net loan charge-offs of $698,000 during 2019. The increase in the provision for loan losses reflected loan growth and uncertainty in the economic environment considering the effects of the COVID-19 pandemic. As the economic outlook evolves and our pandemic-related loss experience develops, Landmark will adjust the allowance for loan losses and provisioning will be adjusted accordingly.

Non-interest Income. Total non-interest income was $27.4 million in 2020, an increase of $11.5 million, or 73.1%, compared to 2019. The increase in non-interest income was primarily the result of increases of $8.8 million in gains on sales of loans, and $354,000 in fees and service charges. Also contributing to the increase in non-interest income was $2.4 million in gains on sales of investment securities due to approximately $61 million of mortgage-backed investment securities sold during 2020. A loss of $177,000 was recorded on sales of investment securities during 2019. Partially offsetting the increases in non-interest income was a decrease of $141,000 in bank owned life insurance income. The increase in gains on sales of loans was driven by higher volumes of one-to-four family residential real estate loans originated, due to the decline in mortgage interest rates that have fueled a robust housing market and refinancing activity. The higher fees and service charges were primarily due to higher fee income on deposit accounts. The decrease in bank owned life insurance income was due to a death claim payment received in 2019.

Non-interest Expense. Non-interest expense increased $3.6 million, or 11.1%, to $36.3 million in 2020 compared to $32.6 million in 2019. The increase was primarily due to an increase of $2.9 million, or 16.1%, in compensation and benefits as a result of increases in mortgage lending incentives and as well as general increases in compensation. Also contributing to higher non-interest expense were increases of $396,000 in amortization of intangibles due to the accelerated prepayments on mortgage servicing rights and $185,000 in data processing due to the increase in the number of accounts and products that are offered. Our federal deposit insurance premiums increased $162,000 as a result of utilizing the FDIC assessment credits in 2019 and the first quarter of 2020. Partially offsetting those increases in non-interest expense was a decrease of $99,000 in professional fees due to a decrease in costs associated with an external audit of our internal controls over financial reporting which is no longer required as we no longer qualify as an accelerated filer by the rules of the SEC.

INCOME TAXES. During 2020, we recorded income tax expense of $4.8 million compared to income tax expense of $1.5 million in 2019. The effective tax rate increased from 12.0% in 2019 to 19.7% in 2020, primarily due to an increase in earnings before income taxes, while tax-exempt income declined over the comparable periods. In addition, income tax expense included the recognition of $229,000 and $558,000 in 2020 and 2019, respectively, of previously unrecognized tax benefits, reducing the effective tax rate in both periods.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

For a discussion of the results of operations for the year ended December 31, 2019 compared with the year ended December 31, 2018, refer to Item 7 of the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on March 12, 2020, which is incorporated herein by reference.

QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	2020 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$9,318	$9,641	$9,757	$10,537
Interest expense	1,216	626	490	437
Net interest income	8,102	9,015	9,267	10,100
Provision for loan losses	1,200	400	1,000	700
Net interest income after provision for loan losses	6,902	8,615	8,267	9,400
Non-interest income	5,353	6,972	8,165	6,868
Non-interest expense	8,107	9,116	9,522	9,517
Earnings before income taxes	4,148	6,471	6,910	6,751
Income tax expense	785	1,371	1,483	1,148
Net earnings	$3,363	$5,100	$5,427	$5,603
Earnings per share (1):
Basic	$0.70	$1.08	$1.14	$1.18
Diluted	$0.70	$1.08	$1.14	$1.18

	2019 Quarters Ended
	March 31	June 30	September 30	December 31
Interest income	$8,884	$9,293	$9,445	$9,489
Interest expense	1,688	1,812	1,786	1,471
Net interest income	7,196	7,481	7,659	8,018
Provision for loan losses	200	400	400	400
Net interest income after provision for loan losses	6,996	7,081	7,259	7,618
Non-interest income	3,256	3,988	4,555	4,010
Non-interest expense	7,728	7,965	8,618	8,337
Earnings before income taxes	2,524	3,104	3,196	3,291
Income tax expense	341	506	583	23
Net earnings	$2,183	$2,598	$2,613	$3,268
Earnings per share (1):
Basic	$0.45	$0.54	$0.54	$0.68
Diluted	$0.45	$0.54	$0.54	$0.67

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2020 and 2019.

FINANCIAL CONDITION. Economic conditions in the United States deteriorated during 2020 as the impact of COVID-19 caused portions of the economy to shut down or be subject to operating restrictions. On March 28, 2020, a stay at home order was issued for the entire state of Kansas, which expanded previously issued local orders. This stay at home order was lifted on May 3, 2020 with a phased approach to reopening the Kansas economy, but the effects of the stay at home order and reopening restrictions continue to have an effect on the economies in our market areas. As the economy has reopened, the State of Kansas has experienced an increase in the number of COVID-19 cases. The State of Kansas and the geographic markets in which the Company operates have been significantly impacted by this pandemic. The Company’s allowance for loan losses included estimates of the economic impact of COVID-19 on our loan portfolio. COVID-19 will likely continue to cause an increase in our delinquent and non-accrual loans as the economic slowdown impacts our customers. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While we anticipate further increases in problem assets as a result of COVID-19, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $189.6 million, or 19.0%, to $1.2 billion at December 31, 2020, compared to $998.5 million at December 31, 2019. The increase in our total assets was primarily the result of a $170.6 million, or 32.1%, increase in net loans, excluding loans held for sale, which increased to $702.8 million at December 31, 2020 from $532.2 million at December 31, 2019. Our loan growth in 2020 was primarily due to the origination of PPP loans which totaled $100.1 million at December 31, 2020. Investment securities available-for-sale decreased $65.7 million from $363.0 million at December 31, 2019 to $297.3 million at December 31, 2020.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. If the COVID-19 pandemic or other factors cause economic declines in excess of our estimations, or if the pandemic lasts longer than currently projected, our provision for loan losses may remain elevated or increase in future period. We will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19. At December 31, 2020, our allowance for loan losses totaled $8.8 million, or 1.23% of gross loans outstanding, as compared to $6.5 million, or 1.20% of gross loans outstanding, at December 31, 2019. The allowance for loan losses to gross loans outstanding was impacted by the $100.1 million of PPP loans which are guaranteed by the SBA and have no allowance allocated as of December 31, 2020.

As of December 31, 2020 and 2019, approximately $25.2 million and $18.1 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. The increase in classified loans was primarily due to the impact of COVID-19 and weakness in the agriculture industry, which deteriorated further due to the pandemic. COVID-19 has also impacted our commercial and commercial real estate portfolios, with borrowers in the restaurant, accommodations and hotel industries experiencing the largest declines in revenues. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though these borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at December 31, 2020 and 2019, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.5 million, or 0.22% of gross loans, at December 31, 2020, compared to $3.4 million, or 0.64% of gross loans, at December 31, 2019. At December 31, 2020, $10.5 million of loans were on non-accrual status, or 1.47% of gross loans, compared to $5.5 million, or 1.03% of gross loans, at December 31, 2019. The increase in non-performing loans primarily related to two commercial real estate loan relationships totaling $5.5 million. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at December 31, 2020 and 2019. Our impaired loans totaled $12.5 million December 31, 2020 compared to $8.7 million at December 31, 2019. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2020 and December 31, 2019 was related to TDRs that were accruing interest but still classified as impaired.

At December 31, 2020, the Company had nine loan relationships consisting of 21 outstanding loans totaling $3.9 million that were classified as TDRs compared to nine relationships consisting of thirteen outstanding loans totaling $3.6 million that were classified as TDRs at December 31, 2019.

During 2020, the Company modified the payment terms on an agriculture loan totaling $156,000 and classified the restructuring as a TDR. The loans relating to a $1.6 million loan relationship, consisting of two one-to-our family loans, one construction and land loan, two commercial real estate loans and one commercial loan, were classified as TDRs during 2020 after negotiating restructuring agreements with the borrowers. The restructuring included a charge-off of $50,000. The loans relating to one commercial loan relationship, with five loans totaling $742,000, were classified as TDRs during 2020, after the payments were modified to interest only. All of the loans classified as TDRs were experiencing financial difficulties prior to the COVID-19 pandemic. An agriculture loan, commercial real estate loan and a one-to-four family residential real estate loan previously classified as TDRs in 2017, 2015 and 2016, respectively, paid off during 2020.

The Company did not classify any loans as TDRs during 2019. A commercial real estate loan previously classified as a TDR in 2014 paid off during 2019.

During 2018, the Company classified an agriculture loan totaling $64,000 as a TDR after originating a loan to an existing loan relationship that was classified as a TDR in 2016. As part of the restructuring, the borrower paid off three loans previously classified as TDRs. Since the agriculture loan relationship was adequately secured, no impairments were recorded against the principal as of December 31, 2020. The Company also classified a $36,000 commercial loan as a TDR after extending the maturity of the loan during 2018. The commercial loan had a $8,000 impairment recorded against the principal balance as of December 31, 2020. An agriculture loan relationship consisting of two loans that were originally classified as TDRs during 2015 and a municipal loan that was classified as a TDR in 2010 were both paid off in 2018.

As of December 31, 2020, the Company had 6 loan modifications on outstanding loan balances of $7.2 million in connection with the COVID-19 pandemic that had not yet returned to contractual terms that, per regulatory guidance, are not deemed to be TDRs. These modifications consisted of payment deferrals that were applied to either the full loan payment or just the principal component. One commercial real estate loan totaling $3.7 million that was modified was also on non-accrual status as of December 31, 2020. Consistent with the CARES Act and Joint Interagency Regulatory Guidance, the Company also entered into short-term forbearance plans and short-term repayment plans on three one-to-four family residential mortgage loans totaling $366,000 as of December 31, 2020, which were not classified as TDRs.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2020, we had $1.8 million of real estate owned compared to $290,000 at December 31, 2019. The increase in real estate owned as of December 31, 2020 compared to December 31, 2019 was primarily due to obtaining the collateral securing non-performing commercial real estate and one-to-four family residential real estate loans. As of December 31, 2020, real estate owned consisted of commercial buildings, undeveloped land and residential real estate. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $181.0 million, or 21.7% in total deposits during 2020, to $1.0 billion at December 31, 2020, from $835.0 million at December 31, 2019. The increase in deposits was primarily due to deposit growth in all categories of deposits with the exception of time deposits. The increase in deposits was related to PPP loan proceeds, government stimulus payments and customers increasing their liquidity positions. Additionally, checking account balances increased as a result of customers migrating from repurchase agreements to checking account products providing FDIC insurance coverage on higher balances. The decrease in time deposits was associated with the lower public funds balances.

Total borrowings decreased $14.2 million, or 33.6%, to $28.0 million at December 31, 2020, from $42.2 million at December 31, 2019. The decline in borrowings was the result of a $3.0 million decrease in our FHLB line of credit borrowings from $3.0 million at December 31, 2019 to no FHLB borrowings at December 31, 2020 and lower repurchase agreement balance as customers have migrated to other deposit accounts.

Non-interest-bearing deposits at December 31, 2020, were $264.9 million, or 26.1% of deposits, compared to $182.7 million, or 21.9% of deposits, at December 31, 2019. Money market and checking accounts were 48.3% of our deposit portfolio and totaled $491.3 million at December 31, 2020, compared to $405.7 million, or 48.6% of deposits, at December 31, 2019. Savings accounts increased to $126.1 million, or 12.4% of deposits, at December 31, 2020, from $99.5 million, or 11.9% of deposits, at December 31, 2019. Certificates of deposit totaled $133.7 million, or 13.2% of deposits, at December 31, 2020, compared to $147.1 million, or 17.6% of deposits, at December 31, 2019. Competition for deposits may affect our ability to continue to increase deposit balances and could result in a decrease in our deposit balances in future periods.

Certificates of deposit at December 31, 2020, scheduled to mature in one year or less totaled $112.3 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2020, our cash and cash equivalents increased by $71.1 million. Our operating activities provided net cash of $14.8 million in 2020, which is primarily the result of net earnings and sales of one-to-four family residential mortgage loans. Our investing activities used net cash of $104.6 million during 2020, primarily as a result of increases in loans. Our financing activities provided net cash of $160.9 million during 2020, primarily as a result of an increase in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $382.1 million at December 31, 2020 and $376.7 million at December 31, 2019. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of brokered deposits, FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2020, we had no outstanding balance against our line of credit with the FHLB. At December 31, 2020, we had collateral pledged to the FHLB that would allow us to borrow $56.4 million, subject to FHLB credit requirements and policies. At December 31, 2020, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $103.8 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at December 31, 2020. At December 31, 2020, we had subordinated debentures totaling $21.7 million and other borrowings of $6.4 million, which consisted of repurchase agreements. At December 31, 2020, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution that matures on November 1, 2021, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2020. The Company is eligible to pledge PPP loans to the Federal Reserve’s Paycheck Protection Program Liquidity Facility for additional liquidity, but the Company has not utilized this facility to date.

OFF-BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.2 million at December 31, 2020.

At December 31, 2020, we had outstanding loan commitments, excluding standby letters of credit, of $145.1 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

CAPITAL. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. The Company and the Bank are subject to the Basel III Rule that implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $3.0 billion).

The Basel III Rule requires a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). At December 31, 2020, the Bank maintained a leverage ratio of 10.47% and a total risk-based capital ratio of 17.50%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2020, including the capital conservation buffers.

	Actual	Actual	Minimum	Minimum
(dollars in thousands)	amount	percent	amount	percent(1)
Leverage	$118,174	10.47%	$45,139	4.00%
Common Equity Tier 1 Capital	118,174	16.27%	50,829	7.00%
Tier 1 Capital	118,174	16.27%	61,721	8.50%
Total risk-based Capital	127,089	17.50%	76,244	10.50%

(1)	The minimum required percent includes a capital conservation buffer of 2.5%.

We believe the Company has adequate capital to withstand the impact of the COVID-19 pandemic and any economic downturn on our asset quality and net earnings. The Company performs stress tests on the loan portfolio to measure the impact of severe economic recessions on its capital levels to help it monitor capital levels in connection with the COVID-19 pandemic.

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums. As of December 31, 2020 and 2019, the Company and the Bank also exceeded the “well capitalized” thresholds, which is the highest rating available. There are no conditions or events that management believes have changed the Company’s and the Bank’s category as of the date of this report. We have $21.7 million in trust preferred securities which, in accordance with current capital guidelines, have been included in capital as of December 31, 2020. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2020, we paid quarterly cash dividends of $0.19 per share to our stockholders, as adjusted to give effect to 5% stock dividend, which we distributed for the 20th consecutive year in December 2020. The 2019 quarterly cash dividends were $0.18 per share as adjusted to give effect to 5% stock dividends.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2020. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2020, $19.9 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2020 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

Scenario	$000’s change in net interest income	% change in net interest income
200 basis point rising	$(99)	(0.3)%
100 basis point rising	$(169)	(0.5)%
100 basis point falling	$(180)	(0.5)%

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

(“GAP” TABLE)

As of December 31, 2020
	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$14,712	$29,907	$170,551	$86,573	$301,743
Loans	228,151	244,593	223,491	22,080	718,315
Total interest-earning assets	$242,863	$274,500	$394,042	$108,653	$1,020,058

Interest-bearing liabilities:
Certificates of deposit	$53,393	$58,943	$21,411	$3	$133,750
Money market and checking accounts	4,453	13,358	385,808	87,656	491,275
Savings accounts	-	-	100,899	25,225	126,124
Borrowed money	28,022	-	-	-	28,022
Total interest-bearing liabilities	$85,868	$72,301	$508,118	$112,884	$779,171

Interest sensitivity gap per period	$156,995	$202,199	$(114,076)	$(4,231)	$240,887
Cumulative interest sensitivity gap	156,995	359,194	245,118	240,887

Cumulative gap as a percent of total interest-earning assets	15.39%	35.21%	24.03%	23.62%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	282.83%	327.10%	136.79%	130.92%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Landmark Bancorp, Inc. and Subsidiaries

Manhattan, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative factors

As described in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for loan losses represents management’s best estimate of probable incurred losses in the loan portfolio. The allowance for loan losses was $8,775,000 at December 31, 2020, which consists of two components: the valuation allowance for loans individually evaluated for impairment (“specific component”), representing $266,000, and the valuation allowance for loans collectively evaluated for impairment (“general component”), representing $8,509,000. The general component is based on the Company’s historical loss experience, adjusted for qualitative factors.

The qualitative factors include changes in lending policies and procedures, including changes in underwriting standards; changes in international, national, regional, and local economic and business conditions; changes in the nature, volume, and terms of loans in the portfolio; changes in the lending management and lending staff; changes in the volume and severity of past due loans, nonaccrual loans, and adversely classified loans; changes in the loan review function; changes in the value of underlying collateral; the existence of and changes in credit concentrations; and other external factors. Management applied significant judgment to determine the effect of the qualitative factors. We identified auditing the effect of the qualitative factors on the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment to audit management’s determination and application of the qualitative factors.

Our substantive audit procedures to address the critical audit matter related to the allowance loan losses qualitative factors included the following:

●	Tested the completeness and accuracy of the data inputs used as a basis for the qualitative factors to source documentation.
●	Evaluated the reasonableness of management’s judgments related to the internal and external data used in the determination of the qualitative factors and the resulting allocation to the allowance.
●	Analytically evaluated the qualitative factors year over year for directional consistency, including the magnitude of the adjustments.
●	Tested the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.

Oak Brook, Illinois

March 22, 2021

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2020	2019
Assets
Cash and cash equivalents	$84,818	$13,694
Investment securities available-for-sale, at fair value	297,270	362,998
Bank stocks, at cost	4,473	3,109
Loans, net of allowance for loans losses of $8,775 and $6,467	702,782	532,180
Loans held for sale, at fair value	15,533	8,497
Premises and equipment, net	20,493	21,133
Bank owned life insurance	25,420	24,809
Goodwill	17,532	17,532
Other intangible assets, net	206	383
Mortgage servicing rights	3,726	2,446
Real estate owned, net	1,774	290
Accrued interest and other assets	14,000	11,394
Total assets	$1,188,027	$998,465

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$264,878	$182,717
Money market and checking	491,275	405,746
Savings	126,124	99,522
Time	133,750	147,063
Total deposits	1,016,027	835,048

Federal Home Loan Bank borrowings	-	3,000
Subordinated debentures	21,651	21,651
Other borrowings	6,371	17,548
Accrued interest and other liabilities	17,306	12,611
Total liabilities	1,061,355	889,858

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 4,750,838 and 4,827,266 shares issued and outstanding at December 31, 2020 and 2019, respectively	48	46
Additional paid-in capital	72,230	69,029
Retained earnings	44,947	34,293
Accumulated other comprehensive income	9,447	5,239
Total stockholders’ equity	126,672	108,607

Total liabilities and stockholders’ equity	$1,188,027	$998,465

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2020	2019	2018
Interest income:
Loans:
Taxable	$31,704	$27,563	$23,642
Tax-exempt	93	106	244
Investment securities:
Taxable	4,177	5,796	5,299
Tax-exempt	3,279	3,646	3,968
Total interest income	39,253	37,111	33,153
Interest expense:
Deposits	2,105	5,341	3,056
Subordinated debentures	614	970	1,079
Borrowings	50	446	1,230
Total interest expense	2,769	6,757	5,365
Net interest income	36,484	30,354	27,788
Provision for loan losses	3,300	1,400	1,400
Net interest income after provision for loan losses	33,184	28,954	26,388
Non-interest income:
Fees and service charges	8,091	7,737	7,289
Gains on sales of loans, net	15,155	6,353	5,023
Increase in cash surrender value of bank owned life insurance	611	752	644
Gains (losses) on sales of investment securities, net	2,448	(177)	20
Other	1,053	1,144	2,595
Total non-interest income	27,358	15,809	15,571
Non-interest expense:
Compensation and benefits	20,657	17,792	16,042
Occupancy and equipment	4,432	4,470	4,333
Data processing	1,831	1,646	1,525
Amortization of intangibles	1,602	1,206	1,111
Professional fees	1,584	1,683	1,677
Advertising	526	566	589
Federal deposit insurance premiums	233	71	291
Foreclosure and real estate owned expense	172	182	100
Other	5,225	5,032	4,697
Total non-interest expense	36,262	32,648	30,365
Earnings before income taxes	24,280	12,115	11,594
Income tax expense	4,787	1,453	1,168
Net earnings	$19,493	$10,662	$10,426
Earnings per share (1):
Basic (1)	$4.10	$2.21	$2.17
Diluted (1)	$4.10	$2.20	$2.17

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2020, 2019 and 2018.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Net earnings	$19,493	$10,662	$10,426

Net unrealized holding gains (losses) on available-for-sale securities	8,021	12,048	(4,721)
Less reclassification adjustment on (gains) losses included in earnings	(2,448)	177	(20)
Net unrealized gains (losses)	5,573	12,225	(4,741)
Income tax effect on net gains (losses) included in earnings	600	(43)	5
Income tax effect on net unrealized holding (gains) losses	(1,965)	(2,952)	1,157
Other comprehensive income (loss)	4,208	9,230	(3,579)

Total comprehensive income	$23,701	$19,892	$6,847

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2018	$41	$57,772	$30,214	$-	$(405)	$87,622
Net earnings	-	-	10,426	-	-	10,426
Other comprehensive loss	-	-	-	-	(3,579)	(3,579)
Dividends paid ($0.69 per share) (1)	-	-	(3,325)	-	-	(3,325)
Stock-based compensation	-	223	-	-	-	223
Adjustment of common stock investments	-	-	7	-	(7)	-
Exercise of stock options, 72,130 shares (2)	1	533	-	-	-	534
5% stock dividend, 207,794 shares	2	5,247	(5,249)	-	-	-
Balance at December 31, 2018	44	63,775	32,073	-	(3,991)	91,901
Net earnings	-	-	10,662	-	-	10,662
Other comprehensive income	-	-	-	-	9,230	9,230
Dividends paid ($0.73 per share) (1)	-	-	(3,508)	-	-	(3,508)
Stock-based compensation	-	286	-	-	-	286
Exercise of stock options, 3,275 shares (2)	-	36	-	-	-	36
5% stock dividend, 218,589 shares	2	4,932	(4,934)	-	-	-
Balance at December 31, 2019	46	69,029	34,293	-	5,239	108,607
Net earnings	-	-	19,493	-	-	19,493
Other comprehensive income	-	-		-	4,208	4,208
Dividends paid ($0.76 per share) (1)	-	-	(3,633)	-	-	(3,633)
Stock-based compensation	-	304	-	-	-	304
Purchase of 106,894 treasury shares	-	-	-	(2,349)	-	(2,349)
Exercise of stock options, 19,030 shares (2)	-	42	-	-	-	42
5% stock dividend, 225,650 shares	2	2,855	(5,206)	2,349	-	-
Balance at December 31, 2020	$48	$72,230	$44,947	$-	$9,447	$126,672

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2020, 2019 and 2018.
(2)	Shares from the exercise of stock options are shown net of forfeitures

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$19,493	$10,662	$10,426
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	3,300	1,400	1,400
Valuation allowance on real estate owned	19	31	12
Amortization of investment security premiums, net	1,223	1,682	1,908
Amortization of purchase accounting adjustment on loans	(67)	(48)	(211)
Amortization of purchase accounting adjustment on subordinated debentures	-	-	167
Amortization of intangibles	1,602	1,206	1,111
Depreciation	987	1,018	1,005
Increase in cash surrender value of bank owned life insurance	(611)	(752)	(644)
Stock-based compensation	304	286	223
Deferred income taxes	(503)	(195)	969
Net (gain) loss on investment securities	(2,448)	177	(20)
Net loss (gain) on sales of premises and equipment and foreclosed assets	29	(52)	58
Net gains on sales of loans	(15,155)	(6,353)	(5,023)
Proceeds from sale of loans	407,978	207,187	167,001
Origination of loans held for sale	(402,564)	(205,532)	(160,729)
Changes in assets and liabilities:
Accrued interest and other assets	(2,606)	817	(72)
Accrued interest, expenses and other liabilities	3,833	(2,427)	3,657
Net cash provided by operating activities	14,814	9,107	21,238
Cash flows from investing activities:
Net increase in loans	(175,721)	(44,641)	(56,915)
Maturities and prepayments of investment securities	57,903	73,592	54,617
Purchases of investment securities	(46,540)	(53,197)	(82,742)
Proceeds from sale of investment securities	61,163	15,318	21,126
Proceeds from sales of common stock investments	-	-	7
Redemption of bank stocks	3,001	7,852	10,380
Purchase of bank stocks	(4,365)	(6,185)	(9,733)
Proceeds from sales of premises and equipment and foreclosed assets	366	258	424
Proceeds from bank owned life insurance	-	284	-
Purchases of premises and equipment, net	(359)	(1,038)	(1,308)
Net cash used in investing activities	(104,552)	(7,757)	(64,144)
Cash flows from financing activities:
Net increase in deposits	180,979	11,400	58,090
Federal Home Loan Bank advance borrowings	161,170	430,322	635,303
Federal Home Loan Bank advance repayments	(164,170)	(447,322)	(646,903)
Proceeds from other borrowings	1,075	2,302	1,737
Repayments on other borrowings	(12,252)	-	-
Proceeds from exercise of stock options	42	36	534
Payment of dividends	(3,633)	(3,508)	(3,325)
Purchase of treasury stock	(2,349)	-	-
Net cash provided by (used in) financing activities	160,862	(6,770)	45,436
Net increase (decrease) in cash and cash equivalents	71,124	(5,420)	2,530
Cash and cash equivalents at beginning of year	13,694	19,114	16,584
Cash and cash equivalents at end of year	$84,818	$13,694	$19,114

(continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018

Supplemental disclosure of cash flow information:
Cash payments (refunds) received during the year for income taxes	$4,135	$722	$(1,364)
Cash paid during the year for interest	3,005	6,795	5,030
Cash paid during the year for operating leases	179	163	143

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$1,886	$482	$96
Operating lease asset and related liability recorded	-	353	-

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

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in the operation of banks. As of December 31, 2020 and 2019, the Bank did not have a minimum reserve requirement.

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

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19-related loan modifications as TDRs. The CARES Act and federal regulatory guidance permit banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs if the loan meets certain criteria. The CARES Act requires the borrower to be 30 days or less past due at December 31, 2019 and the loan modification be related to the deferral of principal or interest or a change to the interest rate. The federal regulatory guidance criteria indicates that a loan modification should be short-term and the borrower be less than 30 days past due at the time of the modification.

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

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred loan losses in the loan portfolio. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). The evaluation of the allowance for loan losses groups loans by loan class and includes one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Management’s periodic evaluation of the appropriateness of the allowance is based on the Company’s loan loss experience, adjusted for qualitative factors. The qualitative factors include changes in lending policies and procedures, including changes in underwriting standards; changes in international, national, regional, and local economic and business conditions; changes in the nature, volume, and terms of loans in the portfolio; changes in the lending management and lending staff; changes in the volume and severity of past due loans, nonaccrual loans, and adversely classified loans; changes in the value of underlying collateral; the existence of and changes in credit concentrations; and other external factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance.

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

Intangible assets include core deposit intangibles and lease intangibles. Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. Lease intangible assets are amortized over the life of the lease. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset’s carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value.

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

Stock-Based Compensation. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options, which is recognized as compensation expense over the option vesting period, on a straight-line basis, which is typically four years. The fair value of restricted common stock is equal to the Company’s stock price on the grant date, which is recognized as compensation expense on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur.

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computation for 2020, 2019 and 2018 excluded 94,632, 105,041 and 34,028, respectively, of unexercised stock options because their inclusion would have been anti-dilutive.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2020, 2019 and 2018, are shown below:

	2020	2019	2018
(Dollars in thousands, except per share amounts)	Years ended December 31,
	2020	2019	2018
Net earnings available to common shareholders	$19,493	$10,662	$10,426

Weighted average common shares outstanding - basic	4,749,830	4,822,288	4,796,615
Assumed exercise of stock options	4,361	14,533	16,704
Weighted average common shares outstanding - diluted	4,754,191	4,836,821	4,813,319
Earnings per share:
Basic	$4.10	$2.21	$2.17
Diluted	$4.10	$2.20	$2.17

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

Reclassifications. Some items in the prior year financial statements were reclassified to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

(2) Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans. Under prior GAAP, a purchased loan’s contractual balance was adjusted to fair value through a credit discount, and no reserve was recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. Because the Company is a smaller reporting company, the proposed delay is applicable to the Company, and the Company plans to delay the implementation of CECL until January 1, 2023. Management has initiated an implementation committee that has implemented a process to collect the data and is utilizing a vendor solution for the new standard. Initial calculations estimate the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time. Management will utilize the delay to continue to refine and back test the CECL calculation. The internal controls over financial reporting specifically related to CECL are in the design stage and are currently being evaluated.

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

In May 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform relates to the effects undertaken to eliminate certain reference rates such as the London Interbank Offered Rate (“LIBOR”) and introduce new reference rates that may be based on larger or more liquid observations and transactions. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other contracts. Generally, ASU 2020-04 would allow entities to consider contract modifications due to reference rate reform to be a continuation of an existing contract; thus, the Company would not have to determine if the modification is considered insignificant. The Company is in the process of reviewing loan documentation, along with the transition procedures it will need in order to implement reference rate reform. While the Company has yet to adopt ASU 2020-04, the standard was effective upon issuance and terminates December 31, 2022 such that changes made to contracts beginning on or after January 1, 2023 would not apply. The adoption of ASU 2020-04 is not expected to have a material effect on the Company’s operating results or financial condition.

(3) Investment Securities

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$2,000	$37	$-	$2,037
U. S. federal agency obligations	18,804	138	(18)	18,924
Municipal obligations, tax exempt	136,321	6,367	(12)	142,676
Municipal obligations, taxable	46,643	2,892	-	49,535
Agency mortgage-backed securities	75,530	3,108	-	78,638
Certificates of deposit	5,460	-	-	5,460
Total	$284,758	$12,542	$(30)	$297,270

	As of December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$2,300	$16	$-	$2,316
U. S. federal agency obligations	4,015	91	-	4,106
Municipal obligations, tax exempt	142,391	3,513	(42)	145,862
Municipal obligations, taxable	45,541	1,293	(55)	46,779
Agency mortgage-backed securities	159,908	2,353	(230)	162,031
Certificates of deposit	1,904	-	-	1,904
Total	$356,059	$7,266	$(327)	$362,998

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2020 and 2019. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2020
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	4	$11,772	$(18)	$-	$-	$11,772	$(18)
Municipal obligations, tax exempt	12	4,191	(12)	-	-	4,191	(12)
Total	16	$15,963	$(30)	$-	$-	$15,963	$(30)

		As of December 31, 2019
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Municipal obligations, tax exempt	23	$5,676	$(16)	$3,473	$(26)	$9,149	$(42)
Municipal obligations, taxable	4	2,563	(55)	-	-	2,563	(55)
Agency mortgage-backed securities	21	15,735	(43)	17,137	(187)	32,872	(230)
Total	48	$23,974	$(114)	$20,610	$(213)	$44,584	$(327)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2020, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

The table below includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. The amortized cost and fair value of investment securities at December 31, 2020 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$12,481	$12,558
Due after one year but within five years	148,182	153,152
Due after five years but within ten years	61,972	65,783
Due after ten years	62,123	65,777
Total	$284,758	$297,270

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

	2020	2019	2018
(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Sales proceeds	$61,163	$15,318	$21,126

Realized gains	$2,449	$2	$84
Realized losses	(1)	(179)	(64)
Net realized gains	$2,448	$(177)	$20

Securities with carrying values of $282.2 million and $240.0 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2020 and 2019, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(4) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2020 was $2.4 million compared to $1.1 million at December 31, 2019. The carrying value of the FRB stock was $1.9 million at both December 31, 2020 and 2019. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB, as applicable. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2020 and 2019.

(5) Loans and Allowance for Loan Losses

Loans consisted of the following:

	As of December 31,
(Dollars in thousands)	2020	2019

One-to-four family residential real estate loans	$157,984	$146,505
Construction and land loans	26,106	22,459
Commercial real estate loans	172,307	133,501
Commercial loans	134,047	109,612
Paycheck protection program loans	100,084	-
Agriculture loans	96,532	98,558
Municipal loans	2,332	2,656
Consumer loans	24,122	25,101
Total gross loans	713,514	538,392
Net deferred loan (fees) costs and loans in process	(1,957)	255
Allowance for loan losses	(8,775)	(6,467)
Loans, net	$702,782	$532,180

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2020
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2020	$501	$271	$1,386	$1,815	$-	$2,347	$7	$140	$6,467
Charge-offs	(251)	(191)	(131)	(292)	-	(3)	-	(248)	(1,116)
Recoveries	-	-	13	3	-	-	6	102	124
Provision for loan losses	609	101	1,214	862	-	346	(7)	175	3,300
Balance at December 31, 2020	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$177	$22	$-	$67	$-	$-	$266
Collectively evaluated for loss	859	181	2,305	2,366	-	2,623	6	169	8,509
Total	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775

Loan balances:
Individually evaluated for loss	$914	$1,137	$8,119	$1,639	$-	$614	$36	$3	$12,462
Collectively evaluated for loss	157,070	24,969	164,188	132,408	100,084	95,918	2,296	24,119	701,052
Total	$157,984	$26,106	$172,307	$134,047	$100,084	$96,532	$2,332	$24,122	$713,514

(Dollars in thousands)
	Year ended December 31, 2019
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2019	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765
Charge-offs	(56)	(31)	-	(453)	-	-	(285)	(825)
Recoveries	1	-	-	53	-	6	67	127
Provision for loan losses	107	134	(300)	1,164	109	(6)	192	1,400
Balance at December 31, 2019	$501	$271	$1,386	$1,815	$2,347	$7	$140	$6,467

Allowance for loan losses:
Individually evaluated for loss	$129	$191	$103	$204	$106	$-	$-	$733
Collectively evaluated for loss	372	80	1,283	1,611	2,241	7	140	5,734
Total	$501	$271	$1,386	$1,815	$2,347	$7	$140	6,467

Loan balances:
Individually evaluated for loss	$1,256	$1,479	$3,461	$1,298	$1,124	$58	$4	$8,680
Collectively evaluated for loss	145,249	20,980	130,040	108,314	97,434	2,598	25,097	529,712
Total	$146,505	$22,459	$133,501	$109,612	$98,558	$2,656	$25,101	$538,392

(Dollars in thousands)
	Year ended December 31, 2018
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2018	$542	$181	$1,540	$1,226	$1,812	$8	$150	$5,459
Charge-offs	(32)	-	-	(950)	-	-	(178)	(1,160)
Recoveries	4	-	1	22	1	2	36	66
Provision for loan losses	(65)	(13)	145	753	425	(3)	158	1,400
Balance at December 31, 2018	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765

Allowance for loan losses:
Individually evaluated for loss	$100	$103	$67	$27	$13	$-	$-	$310
Collectively evaluated for loss	349	65	1,619	1,024	2,225	7	166	5,455
Total	$449	$168	$1,686	$1,051	$2,238	$7	$166	5,765

Loan balances:
Individually evaluated for loss	$623	$1,808	$3,912	$1,528	$717	$58	$45	$8,691
Collectively evaluated for loss	136,272	18,275	135,055	72,761	95,915	2,895	25,383	486,556
Total	$136,895	$20,083	$138,967	$74,289	$96,632	$2,953	$25,428	$495,247

The Company’s impaired loans increased $3.8 million from $8.7 million at December 31, 2019 to $12.5 million at December 31, 2020. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2020 and December 31, 2019 was related to TDRs that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis for impaired loans was immaterial during the years 2020, 2019 and 2018. The following tables present information on impaired loans:

(Dollars in thousands)
	As of December 31, 2020
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$914	$914	$914	$-	$-	$925	$3
Construction and land loans	2,872	1,137	1,137	-	-	1,211	26
Commercial real estate loans	8,119	8,119	4,302	3,817	177	8,152	8
Commercial loans	1,990	1,639	1,543	96	22	1,984	43
Agriculture loans	829	614	538	76	67	618	67
Municipal loans	36	36	36	-	-	54	1
Consumer loans	3	3	3	-	-	4	-
Total impaired loans	$14,763	$12,462	$8,473	$3,989	$266	$12,948	$148

	As of December 31, 2019
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$1,297	$1,256	$887	$369	$129	$1,291	$10
Construction and land loans	3,214	1,479	1,288	191	191	1,631	36
Commercial real estate loans	3,461	3,461	3,258	203	103	3,489	478
Commercial loans	1,427	1,298	416	882	204	1,464	11
Agriculture loans	1,339	1,124	613	511	106	1,166	48
Municipal loans	58	58	58	-	-	58	1
Consumer loans	4	4	4	-	-	5	-
Total impaired loans	$10,800	$8,680	$6,524	$2,156	$733	$9,104	$584

	As of December 31, 2018
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$623	$623	$413	$210	$100	$640	$10
Construction and land loans	3,543	1,808	1,383	425	103	2,689	53
Commercial real estate loans	3,912	3,912	2,120	1,792	67	3,928	487
Commercial loans	1,528	1,528	1,446	82	27	1,537	-
Agriculture loans	932	717	529	188	13	844	52
Municipal loans	58	58	58	-	-	58	1
Consumer loans	45	45	45	-	-	49	-
Total impaired loans	$10,641	$8,691	$5,994	$2,697	$310	$9,745	$603

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2020 or December 31, 2019. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2020
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$262	$185	$-	$447	$749	$1,196	$156,788
Construction and land loans	-	-	-	-	694	694	25,412
Commercial real estate loans	-	-	-	-	8,119	8,119	164,188
Commercial loans	832	-	-	832	874	1,706	132,341
Paycheck protection program loans	-	-	-	-	-	-	100,084
Agriculture loans	206	29	-	235	76	311	96,221
Municipal loans	-	-	-	-	-	-	2,332
Consumer loans	15	1	-	16	3	19	24,103
Total	$1,315	$215	$-	$1,530	$10,515	$12,045	$701,469

Percent of gross loans	0.19%	0.03%	0.00%	0.22%	1.47%	1.69%	98.31%

	As of December 31, 2019
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$79	$593	$-	$672	$1,088	$1,760	$144,745
Construction and land loans	-	-	-	-	898	898	21,561
Commercial real estate loans	1,137	707	-	1,844	1,440	3,284	130,217
Commercial loans	510	68	-	578	1,270	1,848	107,764
Agriculture loans	316	-	-	316	846	1,162	97,396
Municipal loans	-	-	-	-	-	-	2,656
Consumer loans	27	-	-	27	4	31	25,070
Total	$2,069	$1,368	$-	$3,437	$5,546	$8,983	$529,409

Percent of gross loans	0.39%	0.25%	0.00%	0.64%	1.03%	1.67%	98.33%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2020, 2019 and 2018, would have increased interest income by $380,000, $230,000 and $254,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2020, 2019 and 2018.

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

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2020		As of December 31, 2019
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$154,985	$2,999	$145,311	$1,194
Construction and land loans	25,412	694	21,560	899
Commercial real estate loans	161,661	10,646	130,714	2,787
Commercial loans	132,023	2,024	101,678	7,934
Paycheck protection program loans	100,084	-	-	-
Agriculture loans	87,662	8,870	93,259	5,299
Municipal loans	2,332	-	2,656	-
Consumer loans	24,119	3	25,097	4
Total	$688,278	$25,236	$520,275	$18,117

At December 31, 2020, the Company had nine loan relationships consisting of 21 outstanding loans totaling $3.9 million that were classified as TDRs compared to nine relationships consisting of thirteen outstanding loans totaling $3.6 million that were classified as TDRs at December 31, 2019.

During 2020, the Company modified the payment terms on an agriculture loan totaling $156,000 and classified the restructuring as a TDR. The loans related to a $1.6 million loan relationship, consisting of two one-to-our family loans, one construction and land loan, two commercial real estate loans and one commercial loan, were classified as TDRs during 2020 after negotiating restructuring agreements with the borrowers. The restructuring included a charge-off of $50,000. The loans related to one commercial loan relationship, with five loans totaling $742,000, were classified as TDRs during 2020, after the payments were modified to interest only. All of the loans classified as TDRs were experiencing financial difficulties prior to the COVID-19 pandemic. An agriculture loan, a commercial real estate loan and a one-to-four family residential real estate loan previously classified as TDRs in 2017, 2015 and 2016, respectively, paid off during 2020.

The Company did not classify any loans as TDRs during 2019. A commercial real estate loan previously classified as a TDR in 2014 paid off during 2019.

During 2018, the Company classified an agriculture loan totaling $64,000 as a TDR after originating a loan to an existing loan relationship that was classified as a TDR in 2016. As part of the restructuring the borrower paid off three loans previously classified as TDRs. Since the agriculture loan relationship was adequately secured, no impairments were recorded against the principal as of December 31, 2020. The Company also classified a $36,000 commercial loan as a TDR after extending the maturity of the loan during 2018. The commercial loan had a $8,000 impairment recorded against the principal balance as of December 31, 2020. An agriculture loan relationship consisting of two loans that were originally classified as TDRs during 2015 and a municipal loan that was classified as a TDR in 2010 were both paid off in 2018.

Subsequently, the Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of December 31, 2020, 2019 and 2018. At December 31, 2020, there was a commitment of $10,000 to lend additional funds on one construction and land loan classified as a TDR. The Company did not record any charge-offs against loans classified as TDRs during 2020 and recorded a credit provision for loan loss of $1,000 against TDRs during 2020. The Company did not record any charge-offs against loans classified as TDRs during 2019 and recorded a credit provision for loan loss of $1,000 against TDRs during 2019. The Company did not record any charge-offs against loans classified as TDRs during 2018 and recorded a credit provision for loan loss of $117,000 against TDRs during 2018. The Company allocated $8,000 and $9,000 of the allowance for loan losses recorded against loans classified as TDRs at December 31, 2020 and 2019, respectively.

The following table presents information on loans that were classified as TDRs:

(Dollars in thousands)
	As of December 31, 2020			As of December 31, 2019
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$165	2	$-	$168
Construction and land loans	5	693	443	4	510	581
Commercial real estate loans	2	1,227	-	1	-	2,021
Commercial loans	7	33	765	1	-	28
Agriculture	4	-	538	4	-	278
Municipal loans	1	-	36	1	-	58
Total troubled debt restructurings	21	$1,953	$1,947	13	$510	$3,134

As of December 31, 2020, the Company had 6 loan modifications on outstanding loan balances of $7.2 million in connection with the COVID-19 pandemic that had not yet returned to contractual terms that, per regulatory guidance, are not deemed to be TDRs. These modifications consisted of payment deferrals that were applied to either the full loan payment or just the principal component. One commercial real estate loan totaling $3.7 million that was modified was also on non-accrual status as of December 31, 2020. Consistent with the CARES Act and Joint Interagency Regulatory Guidance, the Company also entered into short-term forbearance plans and short-term repayment plans on three one-to-four family residential mortgage loans totaling $366,000 as of December 31, 2020, which were not classified as TDRs.

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2020 and 2019. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2019	$14,203
New loans	12,872
Repayments	(10,981)
Balance at December 31, 2020	$16,094

(6) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $145.1 million and $125.4 million at December 31, 2020 and 2019, respectively, and are generally at variable interest rates. Standby letters of credit totaled $2.2 million at December 31, 2020 and $1.9 million at December 31, 2019.

(7) Goodwill and Intangible Assets

The Company performed its annual step one impairment test as of December 31, 2020. The fair value of the Company’s single reporting unit was compared to the carrying value of the single reporting unit at the measurement date to determine if any impairment existed. Based on the results of the December 31, 2020 step one impairment test, the Company concluded its goodwill was not impaired.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,838)	$180
Lease intangible asset	350	(324)	26
Total other intangible assets	$2,368	$(2,162)	$206

	As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,707)	$311
Lease intangible asset	350	(278)	72
Total other intangible assets	$2,368	$(1,985)	$383

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the years ending December 31:

(Dollars in thousands)	Amortization
expense
2021	122
2022	58
2023	26
Total	$206

(8) Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	As of December 31,
	2020	2019
FHLMC	$639,875	$509,101
FHLB	28,157	40,462

Custodial escrow balances maintained in connection with serviced loans were $5.8 million and $4.7 million at December 31, 2020 and 2019, respectively. Gross service fee income related to such loans was $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	As of December 31,
	2020	2019
Mortgage servicing rights:
Balance at beginning of year	$2,446	$2,495
Additions	2,705	943
Amortization	(1,425)	(992)
Balance at end of year	$3,726	$2,446

At December 31, 2020 and 2019, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $4.4 million and $5.2 million at December 31, 2020 and 2019, respectively. Fair value at December 31, 2020 was determined using discount rates ranging from 8.78% to 12.00%, prepayment speeds ranging from 7.10% to 29.61%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.36%. Fair value at December 31, 2019 was determined using discount rates ranging from 9.00% to 11.00%, prepayment speeds ranging from 6.00% to 23.21%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.40%.

The Company had a mortgage repurchase reserve of $235,000 at December 31, 2020 and December 31, 2019, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. As of December 31, 2020, the Company had no outstanding mortgage repurchase requests.

(9) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2020	2019
Land	Indefinite	$6,279	$6,279
Office buildings and improvements	10 - 50 years	21,058	21,047
Furniture and equipment	3 - 15 years	8,336	8,227
Automobiles	2 - 5 years	567	651
Total premises and equipment		36,240	36,204
Accumulated depreciation		(15,747)	(15,071)
Total premises and equipment, net		$20,493	$21,133

Depreciation expense totaled $987,000 for the year ended December 31, 2020, and $1.0 million during the years ended 2019 and 2018 and was included in occupancy and equipment expense on the consolidated statements of earnings.

(10) Deposits

The following table presents the maturities of time deposits at December 31, 2020:

(Dollars in thousands)
Year	Amount
2021	$112,336
2022	13,784
2023	3,856
2024	1,933
2025	1,838
Thereafter	3
Total	$133,750

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2020 and 2019 was $26.3 million and $41.3 million, respectively. As of December 31, 2020, the Company had no brokered deposits as compared to $32.8 million brokered deposits at December 31, 2019.

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Time deposits	$1,166	$2,751	$1,195
Money market and checking	899	2,555	1,833
Savings	40	35	28
Total	$2,105	$5,341	$3,056

(11) Federal Home Loan Bank Borrowings

The Bank has a line of credit, renewable annually each September, with the FHLB under which there were no borrowings at December 31, 2020 compared to $3.0 million of borrowings as of December 31, 2019. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (0.35% at December 31, 2020). The Company had issued letters of credit through the FHLB totaling $66.0 million and $30.0 million at December 31 2020 and 2019, respectively to secure municipal deposits. The Company did not have any term advances from FHLB at December 31, 2020 and December 31, 2019.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2020 and 2019, there was a blanket pledge of loans and securities totaling $175.7 million and $155.2 million, respectively. At December 31, 2020 and 2019, the Bank’s total borrowing capacity with the FHLB was approximately $123.8 million and $113.1 million, respectively. At December 31, 2020 and 2019, the Bank’s available borrowing capacity was $56.4 million and $78.8 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit issued to collateralized public fund deposits. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(12) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 2.85%. The interest rate at December 31, 2020 and 2019 was 3.06% and 4.79%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.34%. The interest rate at December 31, 2020 and 2019 was 1.56% and 3.23%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by Citizens Bank’s former holding company to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.62%. The interest rate at December 31, 2020 and 2019 was 1.86% and 3.55% respectively.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(13) Other Borrowings

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2021, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2020. As of December 31, 2020 and 2019, the Company did not have an outstanding balance on the line of credit.

At December 31, 2020 and 2019, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $103.8 million and $17.4 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million at December 31, 2020 and 2019. As of December 31, 2020 and 2019, there were no borrowings through these correspondent bank federal funds agreements.

(14) Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $6.4 million at December 31, 2020, and $17.5 million at December 31, 2019, which were secured by $8.7 million and $20.1 million of the Bank’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

(Dollars in thousands)	Years ended December 31,
	2020	2019
Average daily balance during the year	$11,066	$15,695
Average interest rate during the year	0.20%	0.62%
Maximum month-end balance during the year	$17,939	$17,548
Weighted average interest rate at year-end	0.18%	0.47%

	As of December 31, 2020
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$2,412	$-	$-	$-	$2,412
Agency mortgage-backed securities	3,959	-	-	-	3,959
Total	$6,371	$-	$-	$-	$6,371

	As of December 31, 2019
	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$789	$-	$-	$-	$789
U.S. federal agency obligations	1,978	-	-	-	1,978
Agency mortgage-backed securities	14,781	-	-	-	14,781
Total	$17,548	$-	$-	$-	$17,548

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

(15) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. Items outside the scope of ASC 606 are noted as such.

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Non-interest income:
Service charges on deposits
Overdraft fees	$2,991	$3,591	$3,321
Other	644	585	529
Interchange income	2,604	2,049	1,935
Loan servicing fees (1)	1,534	1,367	1,350
Office lease income (1)	652	642	630
Gains on sales of loans (1)	15,155	6,353	5,023
Bank owned life insurance income (1)	611	752	644
Gains (losses) on sales of investment securities (1)	2,448	(177)	20
Gains (losses) on sales of premises and equipment and foreclosed assets	(29)	52	(58)
Other	748	595	2,177
Total non-interest income	$27,358	$15,809	$15,571

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the years 2020, 2019 or 2018.

(16) Income Taxes

Income tax expense (benefit) attributable to income from operations consisted of the following:

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Current:
Federal	$4,582	$1,805	$396
State	708	(157)	(197)
Total current	5,290	1,648	199
Deferred:
Federal	(442)	(160)	$875
State	(8)	22	155
Total deferred	(450)	(138)	1,030
Deferred tax valuation allowance	(53)	(57)	(146)
Deferred tax remeasurement	-	-	85
Income tax expense	$4,787	$1,453	$1,168

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Computed “expected” tax expense	$5,099	$2,544	$2,435
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(695)	(748)	(850)
Deferred tax remeasurement	-	-	85
Excess tax benefit from stock option exercise	(26)	-	(119)
Bank owned life insurance	(137)	(165)	(140)
Reversal of unrecognized tax benefits, net	(229)	(558)	(512)
State income taxes, net of federal benefit	800	407	364
Investment tax credits	(28)	(15)	(24)
Other, net	3	(12)	(71)
	$4,787	$1,453	$1,168

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2020	2019
Deferred tax assets:
Loans, including allowance for loan losses	$2,040	$1,590
Net operating loss carry forwards	273	326
State taxes	614	414
Net deferred loan fees	432	11
Acquisition costs	161	182
Deferred compensation arrangements	66	69
Investments	54	45
Other, net	158	39
Total deferred tax assets	3,798	2,676
Less valuation allowance	(273)	(326)
Total deferred tax assets, net of valuation allowance	3,525	2,350

Deferred tax liabilities:
Unrealized gain on investment securities available-for-sale	3,065	1,700
Premises and equipment, net of depreciation	500	361
Mortgage servicing rights	777	492
Prepaid expenses	302	157
Intangible assets	278	181
FHLB stock dividends	12	6
Total deferred tax liabilities	4,934	2,897

Net deferred tax liability	$(1,409)	$(547)

The Company has Kansas corporate net operating loss carry forwards totaling $4.7 million and $5.6 million as of December 31, 2020 and 2019, respectively, which expire between 2021 and 2027. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2020.

Retained earnings at December 31, 2020 and 2019 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2020	2019
Unrecognized tax benefits at beginning of year	$1,416	$1,472
Gross increases to current year tax positions	1,100	554
Gross decreases to prior year’s tax positions	(26)	(2)
Lapse of statute of limitations	(352)	(608)
Unrecognized tax benefits at end of year	$2,138	$1,416

Tax years that remain open and subject to audit include the years 2017 through 2020 for both federal and state tax purposes. The Company recognized $352,000 and $608,000 of previously unrecognized tax benefits during 2020 and 2019, respectively. The gross unrecognized tax benefits of $2.1 million and $1.4 million at December 31, 2020 and December 31, 2019, respectively, would favorably impact the effective tax rate by $1.7 million and $1.1 million, respectively, if recognized. During 2020, the Company recorded $71,000 of income tax expense associated with interest and penalties. During 2019 and 2018, the Company recorded an income tax benefit of $77,000 and $119,000, respectively, associated with interest and penalties. As of December 31, 2020 and 2019, the Company has accrued interest and penalties related to the unrecognized tax benefits of $325,000 and $254,000, respectively, which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $48,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(17) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $750,000, $610,000 and $468,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Split Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. The liability totaled $42,000 at December 31, 2020 and $34,000 at December 31, 2019.

Deferred Compensation Agreements. The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their respective retirements. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under these arrangements was $690,000 and $612,000 at December 31, 2020 and 2019, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded expense associated with the deferred compensation agreements of $10,000 for the year ended December 31, 2020, income of $8,000 for the year ended December 31, 2019 and an expense of $2,000 for the year ended December 31, 2018. The liability balance is also impacted by changes in the value of the underlying assets supporting the agreements for directors who have not retired.

(18) Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards is recognized on a straight line basis over the vesting period, which is typically four years. The stock-based compensation cost related to these awards was $304,000, $286,000 and $223,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognized tax benefits of $105,000, $71,000, and $194,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

On May 20, 2015, our stockholders approved the 2015 Stock Incentive Plan which authorized the issuance of equity awards covering 335,024 shares of common stock, as adjusted for subsequent stock dividends. On August 1, 2018, the Compensation Committee awarded 12,479, as adjusted for subsequent stock dividends, shares of restricted common stock. The value of the 12,479, as adjusted for subsequent stock dividends, shares was based on a stock price of $25.06 on the date such shares were granted, as adjusted for subsequent stock dividends. On August 1, 2019, the Compensation Committee awarded 3,766, as adjusted for subsequent stock dividends, shares of restricted common stock and options to acquire 71,007, as adjusted for subsequent stock dividends, shares of common stock. The restricted stock awards vest ratably over one year and the value was based on a stock price of $21.26 per share on the date such shares were granted, as adjusted for subsequent stock dividends. The options vest ratably over four years. On August 1, 2020, the Compensation Committee awarded 18,218, as adjusted for subsequent stock dividends, shares of restricted common stock. The value of the 18,218, as adjusted for subsequent stock dividends, shares was based on a stock price of $19.62 on the date such shares were granted, as adjusted for subsequent stock dividends. The fair value of the options granted were determined using the following weighted-average assumptions as of the grant date:

	Years ended December 31,
	2020	2019	2018
Risk-free interest rate	n/a	1.77%	n/a
Expected term	n/a	7 year	n/a
Expected stock price volatility	n/a	26.06%	n/a
Dividend yield	n/a	3.41%	n/a

A summary of option activity during 2020 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at January 1, 2020	136,340	$19.87	6.9 years	$714
Granted	-	$-
Effect of 5% stock dividend	5,494
Forfeited/expired	(20,174)	$16.30
Exercised	(19,030)	$10.41
Outstanding at December 31, 2020	102,630	$21.26	7.3 years	$202
Exercisable at December 31, 2020	38,338	$20.33	5.9 years	$120
Fully vested options at December 31, 2020	38,338	$20.33	5.9 years	$120

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Intrinsic value of options exercised (on exercise date)	$430	$42	$1,523
Cash received from options exercised	42	36	534
Excess tax benefit realized from options exercised	$32	$-	$136

As of December 31, 2020, there was $193,000 of unrecognized compensation cost related to the 64,292 outstanding nonvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2021	$96
2022	61
2023	36
Total	$193

A summary of nonvested restricted common stock activity during 2020 is presented below:

	Shares	Weighted average grant date price per share
Nonvested restricted common stock at January 1, 2020	14,552	$23.98
Granted	17,350	$20.60
Vested	(8,711)	$22.41
Forfeited	(971)	$20.60
Effect of 5% stock dividend	1,098
Nonvested restricted common stock at December 31, 2020	23,318	$21.05

As of December 31, 2020, there was $355,000 of total unrecognized compensation cost related to the 23,318 outstanding unvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2021	$158
2022	96
2023	64
2024	37
Total	$355

(19) Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of December 31, 2020 and 2019, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31, 2020
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$84,818	$84,818	$-	$-	$84,818
Investment securities available for sale	297,270	2,037	295,233	-	297,270
Bank stocks, at cost	4,473	n/a	n/a	n/a	n/a
Loans, net	702,782	-	-	718,071	718,071
Loans held for sale	15,533	-	15,533	-	15,533
Accrued interest receivable	4,885	-	1,697	3,188	4,885
Derivative financial instruments	1,796	-	1,796	-	1,796

Financial liabilities:
Non-maturity deposits	$(882,277)	$(882,277)	$-	$-	(882,277)
Time deposits	(133,750)	-	(134,048)	-	(134,048)
FHLB borrowings	-	-	-	-	-
Subordinated debentures	(21,651)	-	(15,232)	-	(15,232)
Other borrowings	(6,371)	-	(6,371)	-	(6,371)
Accrued interest payable	(168)	-	(168)	-	(168)
Derivative financial instruments	(466)	-	(466)	-	(466)

(Dollars in thousands)	As of December 31, 2019
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,694	$13,694	$-	$-	$13,694
Investment securities available-for-sale	362,998	2,316	360,682	-	362,998
Bank stocks, at cost	3,109	n/a	n/a	n/a	n/a
Loans, net	532,180	-	-	538,427	538,427
Loans held for sale	8,497	-	8,497	-	8,497
Accrued interest receivable	4,557	2	1,895	2,660	4,557
Derivative financial instruments	532	-	532	-	532

Financial liabilities:
Non-maturity deposits	$(687,985)	$(687,985)	$-	$-	(687,985)
Time deposits	(147,063)	-	(146,390)	-	(146,390)
FHLB borrowings	(3,000)	-	(3,000)	-	(3,000)
Subordinated debentures	(21,651)	-	(19,527)	-	(19,527)
Other borrowings	(17,548)	-	(17,548)	-	(17,548)
Accrued interest payable	(404)	-	(404)	-	(404)
Derivative financial instruments	(50)	-	(50)	-	(50)

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2020 or 2019.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2020 and 2019, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2020
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$2,037	$2,037	$-	$-
U. S. federal agency obligations	18,924	-	18,924	-
Municipal obligations, tax exempt	142,676	-	142,676	-
Municipal obligations, taxable	49,535	-	49,535	-
Agency mortgage-backed securities	78,638	-	78,638	-
Certificates of deposit	5,460	-	5,460	-
Loans held for sale	15,533	-	15,533	-
Derivative financial instruments	1,796	-	1,796	-
Liabilities:
Derivative financial instruments	(466)	-	(466)	-

(Dollars in thousands)		As of December 31, 2019
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$2,316	$2,316	$-	$-
U. S. federal agency obligations	4,106	-	4,106	-
Municipal obligations, tax exempt	145,862	-	145,862	-
Municipal obligations, taxable	46,779	-	46,779	-
Agency mortgage-backed securities	162,031	-	162,031	-
Certificates of deposit	1,904	-	1,904	-
Loans held for sale	8,497	-	8,497	-
Derivative financial instruments	532	-	532	-
Liabilities:
Derivative financial instruments	(50)	-	(50)	-

The Company’s investment securities classified as available-for-sale include U.S. treasury securities, U.S. federal agency securities, municipal obligations, agency mortgage-backed securities, and certificates of deposit. Quoted exchange prices are available for the Company’s U.S treasury securities which are classified as Level 1. U.S. federal agency securities and agency mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

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

The aggregate fair value, contractual balance (including accrued interest), and gain or loss on loans held for sale were as follows:

	As of December 31,
(Dollars in thousands)	2020	2019
Aggregate fair value	$15,533	$8,497
Contractual balance	15,151	8,316
Gain	$382	$181

The Company’s derivative financial instruments consist of interest rate lock commitments and forward commitments for the future delivery of these mortgage loans. The fair values of these derivatives are based on quoted prices for similar loans in the secondary market. The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sale of loans, net in the consolidated statements of earnings. The total amount of gains and losses from changes in fair value of derivative financial instruments included in earnings were as follows:

	As of December 31,
(Dollars in thousands)	2020	2019	2018
Total change in fair value	$848	$(15)	$102

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The loan balance of the Company’s impaired loans was $12.5 million at December 31, 2020 and $8.7 million at December 31, 2019, with an allocated allowance of $266,000 and $733,000, at December 31, 2020 and 2019, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measure at fair value on a non-recurring basis as of December 31, 2020 and 2019.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of December 31, 2020
Impaired loans:
Commercial real estate	$3,640	Sales comparison	Adjustment to appraised value	20%
Commercial loans	74	Sales comparison	Adjustment to comparable sales	0%-69%
Agriculture loans	9	Sales comparison	Adjustment to appraised value	20%
Real estate owned:
One-to-four family residential real estate	48	Sales comparison	Adjustment to appraised value	10%

As of December 31, 2019
Impaired loans:
One-to-four family residential real estate	$240	Sales comparison	Adjustment to appraised value	0%-25%
Commercial real estate	100	Sales comparison	Adjustment to appraised value	15%
Commercial loans	678	Sales comparison	Adjustment to comparable sales	0%-75%
Agriculture loans	405	Sales comparison	Adjustment to appraised value	0%-30%

(20) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of December 31, 2020, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of December 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2020 and 2019:

(Dollars in thousands)					To be
			For capital adequacy		well-capitalized under regulatory
	Actual		purposes		guidelines
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio

As of December 31, 2020
Leverage	$121,068	10.70%	$45,262	4.0%	$56,577	5.0%
Common Equity Tier 1 Capital	100,068	13.77%	50,866	7.0%	47,233	6.5%
Tier 1 Capital	121,068	16.66%	61,766	8.5%	58,133	8.0%
Total Risk Based Capital	129,983	17.89%	76,300	10.5%	72,666	10.0%

As of December 31, 2019
Leverage	$106,938	10.94%	$39,109	4.0%	$48,887	5.0%
Common Equity Tier 1 Capital	85,938	13.09%	45,952	7.0%	42,670	6.5%
Tier 1 Capital	106,938	16.29%	55,799	8.5%	52,517	8.0%
Total Risk Based Capital	113,545	17.30%	68,928	10.5%	65,646	10.0%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2020 and 2019:

(Dollars in thousands)					To be
			For capital adequacy		well-capitalized under regulatory
	Actual		purposes		guidelines
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2020
Leverage	$118,174	10.47%	$45,139	4.0%	$56,423	5.0%
Common Equity Tier 1 Capital	118,174	16.27%	50,829	7.0%	47,199	6.5%
Tier 1 Capital	118,174	16.27%	61,721	8.5%	58,091	8.0%
Total Risk Based Capital	127,089	17.50%	76,244	10.5%	72,613	10.0%

As of December 31, 2019
Leverage	$104,510	10.72%	$38,984	4.0%	$48,730	5.0%
Common Equity Tier 1 Capital	104,510	15.94%	45,884	7.0%	42,607	6.5%
Tier 1 Capital	104,510	15.94%	55,716	8.5%	52,439	8.0%
Total Risk Based Capital	111,117	16.95%	68,826	10.5%	65,547	10.0%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

(21) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2020	2019
Assets:
Cash and cash equivalents	$105	$173
Investment securities	212	239
Investment in subsidiaries	146,896	129,049
Other	1,217	929
Total assets	$148,430	$130,390
Liabilities and stockholders’ equity:
Subordinated debentures	$21,651	$21,651
Other	107	132
Stockholders’ equity	126,672	108,607
Total liabilities and stockholders’ equity	$148,430	$130,390

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Dividends from Bank	$6,900	$4,500	$3,200
Interest income	21	31	29
Other non-interest income	7	7	7
Interest expense	(614)	(970)	(1,078)
Other expense, net	(352)	(304)	(325)
Earnings before equity in undistributed earnings	5,962	3,264	1,833
Increase in undistributed equity of Bank	13,087	6,801	7,567
Increase in undistributed equity of Nonbank subsidiary	248	338	740
Earnings before income taxes	19,297	10,403	10,140
Income tax benefit	(196)	(259)	(286)
Net earnings	19,493	10,662	10,426
Other comprehensive income (loss)	4,208	9,230	(3,579)
Total comprehensive income	$23,701	$19,892	$6,847

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$19,493	$10,662	$10,426
Increase in undistributed equity of subsidiaries	(13,335)	(7,139)	(8,307)
Amortization of purchase accounting adjustment on subordinated debentures	-	-	167
Other	(312)	23	381
Net cash provided by operating activities	5,846	3,546	2,667

Cash flows from investing activities:
Purchase of investment securities	(2)	(1)	-
Proceeds from sales of investments	28	-	7
Net cash provided by (used in) investing activities	26	(1)	7

Cash flows from financing activities:
Proceeds from exercise of stock options	42	36	534
Payment of dividends	(3,633)	(3,508)	(3,325)
Purchase of treasury stock	(2,349)	-	-
Net cash used in financing activities	(5,940)	(3,472)	(2,791)
Net (decrease) increase in cash	(68)	73	(117)
Cash at beginning of year	173	100	217
Cash at end of year	$105	$173	$100

Dividends paid by the Company are provided through dividends from the Bank. At December 31, 2020, the Bank could distribute dividends of up to $19.9 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(22) Commitments, Contingencies and Guarantees

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

(23) COVID-19 Pandemic

The COVID-19 pandemic in the United States caused a substantial disruption to the economy, employment and financial markets and is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty. Additional federal government stimulus, declining COVID-19 cases and the distribution of vaccines may lead to positive impacts on the economy and employment while new variants of COVID-19 presents risks to the recovery. The Company’s pandemic response plan continues to focus foremost on the safety and well-being of our customers and associates. The COVID-19 pandemic could adversely impact our customers, employees or vendors which may impact our operations and financial results. The COVID-19 pandemic may cause economic declines in excess of current projections, or if the pandemic lasts longer than currently projected, the Company’s provision for loan losses may remain elevated or increase in future periods. The Company expects to see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic and will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19. The COVID-19 pandemic may also impact the Company’s deposit balances and service charge income. In addition, the fair value of certain assets may be adversely impacted by the pandemic and the economic downturn, including the fair value of goodwill, mortgage servicing rights and other real estate. These declines could result in impairments in future periods. The pandemic has caused a significant decline in market interest rates which may cause our net interest margin to decline. At this time, the full impact of the COVID-19 pandemic on the Company’s financial statements is uncertain.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Our auditors are not required to formally opine on the effectiveness of our internal control over financial reporting because the Company is not an accelerated filer or a large accelerated filer. As a result, this annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K from the sections entitled “Proposal 1 - Election of Directors,” “Delinquent Section 16(a) Reports” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 19, 2021, which will be filed with the SEC no later than 120 days after December 31, 2020 (the “2021 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company	Held position since

Michael E. Scheopner	59	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	53	Vice President, Secretary,	October 2001
		Chief Financial Officer and Treasurer

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Michael E. Scheopner	59	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	53	Executive Vice President, Secretary and Chief Financial Officer	October 2001

Mark J. Oliphant	68	Executive Vice President, Market President-Central Region	February 2013

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2021 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2020 for all equity compensation plans:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	102,630	$21.26	180,277
Equity compensation plans not approved by security holders	-	-	-
Total	102,630	$21.26	180,277

(1)	Reflects outstanding options granted under our 2001 and 2015 Stock Incentive Plans and the remaining share reserve under our 2015 Stock Incentive Plan, each as adjusted for stock dividends.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors” and “Certain Relationships and Related Transactions” of the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 2 - Ratification of Crowe LLP as our Independent Registered Public Accounting Firm” of the 2021 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 14(a)1 and 2. Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2020 and 2019

Consolidated Statements of Earnings – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows – Years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 15(a)3. Exhibits

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the registrant’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the registrant’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	Exhibit 3.3 to the registrant’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466)
4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
4.1	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.1 to the registrant’s report on Form 10-K filed with the SEC on March 12, 2020 (SEC file no. 000-33203)

10.1*	Employment Agreement effective January 1, 2014 between Michael E. Scheopner, the Company and the Bank	Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.2*	Employment Agreement effective November 1, 2013 between Mark A. Herpich, the Company and the Bank	Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.3*	Employment Agreement effective November 1, 2013 between Mark J. Oliphant, the Company and the Bank	Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.4*	Form of Landmark Bancorp, Inc. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement	Exhibit 10.9 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)
10.5*	Form of Landmark Bancorp, Inc. Deferred Compensation Agreement	Exhibit 10.11 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)
10.6*	Landmark Bancorp, Inc. 2001 Stock Incentive Plan	Exhibit 10.1 to the registrant’s Form S-8 filed with the SEC on February 11, 2003 (SEC file no. 333-103091)
10.7*	Landmark Bancorp, Inc. 2015 Stock Incentive Plan	Exhibit 10.20 to the registrant’s report on Form 10-K filed with the SEC on March 14, 2016 (SEC file no. 000-33203)
10.8*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.9*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.10*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.11	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2016, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 10, 2016 (SEC file no. 000-33203)
10.12	Change in Terms Agreement dated November 1, 2017, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 13, 2017 (SEC file no. 000-33203)
10.13	Change in Terms Agreement dated November 1, 2018, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 8, 2018 (SEC file no. 000-33203)
10.14	Change in Terms Agreement dated November 1, 2019, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 8, 2019 (SEC file no. 000-33203)
10.15	Change in Terms Agreement dated October 30, 2020, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 6, 2020 (SEC file no. 000-33203)
13.1	Letter to Stockholders and Corporate Information included in 2020 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe LLP		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

LANDMARK BANCORP, INC.
(Registrant)

By:	/s/ Michael E. Scheopner	By:	/s/ Mark A. Herpich	March 22, 2021
	Michael E. Scheopner		Mark A. Herpich	date
	President and Chief Executive Officer (Principal Executive Officer)		Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE

/s/ Michael E. Scheopner	March 22, 2021	President, Chief Executive Officer and Director
Michael E. Scheopner	Date	(Principal Executive Officer)

/s/ Patrick L. Alexander	March 22, 2021	Chairman of the Board, Director
Patrick L. Alexander	Date

/s/ Mark A. Herpich	March 22, 2021	Vice President, Secretary, Treasurer and Chief Financial Officer
Mark A. Herpich	Date	(Principal Financial and Accounting Officer)

/s/ Richard A. Ball	March 22, 2021	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 22, 2021	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 22, 2021	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 22, 2021	Director
Jim W. Lewis	Date

/s/ Sandra J. Moll	March 22, 2021	Director
Sandra J. Moll	Date

/s/ Wayne R. Sloan	March 22, 2021	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 22, 2021	Director
David H. Snapp	Date

