Form 10-Q
period 2021-03-31
LANDMARK BANCORP INC
filed 2021-05-17
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of May 14, 2021, the issuer had outstanding 4,756,604 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2021	2020
	(Unaudited)
Assets
Cash and cash equivalents	$109,151	$84,818
Investment securities available-for-sale, at fair value	320,905	297,270
Bank stocks, at cost	4,062	4,473
Loans, net of allowance for loans losses of $9,271 at March 31, 2021 and $8,775 at December 31, 2020	717,809	702,782
Loans held for sale, at fair value	13,995	15,533
Bank owned life insurance	25,568	25,420
Premises and equipment, net	20,320	20,493
Goodwill	17,532	17,532
Other intangible assets, net	168	206
Mortgage servicing rights	3,966	3,726
Real estate owned, net	1,474	1,774
Accrued interest and other assets	13,925	14,000
Total assets	$1,248,875	$1,188,027

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$314,616	$264,878
Money market and checking	490,634	491,275
Savings	142,507	126,124
Certificates of deposit	123,489	133,750
Total deposits	1,071,246	1,016,027

Subordinated debentures	21,651	21,651
Other borrowings	4,165	6,371
Accrued interest, taxes, and other liabilities	23,532	17,306
Total liabilities	1,120,594	1,061,355

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,756,604 and 4,750,838 shares issued at March 31, 2021 and December 31, 2020, respectively	48	48
Additional paid-in capital	72,336	72,230
Retained earnings	49,363	44,947
Accumulated other comprehensive income	6,534	9,447
Total stockholders’ equity	128,281	126,672
Total liabilities and stockholders’ equity	$1,248,875	$1,188,027

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2021	2020
Interest income:
Loans	$8,404	$7,126
Investment securities:
Taxable	811	1,344
Tax-exempt	778	848
Total interest income	9,993	9,318
Interest expense:
Deposits	281	983
Borrowings	121	233
Total interest expense	402	1,216
Net interest income	9,591	8,102
Provision for loan losses	500	1,200
Net interest income after provision for loan losses	9,091	6,902
Non-interest income:
Fees and service charges	2,033	1,962
Gains on sales of loans, net	3,140	1,193
Bank owned life insurance	148	154
Gains on sales of investment securities, net	1,075	1,770
Other	329	274
Total non-interest income	6,725	5,353
Non-interest expense:
Compensation and benefits	4,941	4,582
Occupancy and equipment	1,062	1,079
Data processing	501	425
Amortization of mortage servicing rights and intangibles	437	277
Professional fees	392	363
Other	1,740	1,381
Total non-interest expense	9,073	8,107
Earnings before income taxes	6,743	4,148
Income tax expense	1,376	785
Net earnings	$5,367	$3,363
Earnings per share (1):
Basic (1)	$1.13	$0.70
Diluted (1)	$1.13	$0.70
Dividends per share (1)	$0.20	$0.19

(1)	Per share amounts for the period ended March 31, 2020 have been adjusted to give effect to the 5% stock dividend paid during December 2020.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2021	2020

Net earnings	$5,367	$3,363

Net unrealized holding (losses) gains on available-for-sale securities	(2,783)	4,405
Less reclassification adjustment for net gains included in earnings	(1,075)	(1,770)
Net unrealized (losses) gains	(3,858)	2,635
Income tax effect on net gains included in earnings	263	434
Income tax effect on net unrealized holding losses (gains)	682	(1,080)
Other comprehensive (loss) income	(2,913)	1,989

Total comprehensive income	$2,454	$5,352

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total

Balance at January 1, 2020	$46	$69,029	$34,293	$-	$5,239	$108,607
Net earnings	-	-	3,363	-	-	3,363
Other comprehensive income	-	-	-	-	1,989	1,989
Dividends paid ($0.19 per share)	-	-	(920)	-	-	(920)
Stock-based compensation	-	85	-	-	-	85
Exercise of stock options, 3,136 shares	-	33	-	-	-	33
Purchase of 91,137 treasury shares	-	-	-	(2,023)	-	(2,023)
Balance at March 31, 2020	$46	$69,147	$36,736	$(2,023)	$7,228	$111,134

Balance at January 1, 2021	$48	$72,230	$44,947	$-	$9,447	$126,672
Net earnings	-	-	5,367		-	5,367
Other comprehensive loss	-	-	-		(2,913)	(2,913)
Dividends paid ($0.20 per share)	-	-	(951)		-	(951)
Stock-based compensation	-	84	-		-	84
Exercise of stock options, 5,766 shares	-	22	-	-	-	22
Balance at March 31, 2021	$48	$72,336	$49,363	$-	$6,534	$128,281

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$5,367	$3,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	500	1,200
Amortization of investment security premiums, net	397	366
Amortization of purchase accounting adjustment on loans	(8)	(5)
Amortization of mortgage servicing rights and other intangibles	437	277
Depreciation	245	250
Increase in cash surrender value of bank owned life insurance	(148)	(154)
Stock-based compensation	84	85
Deferred income taxes	628	403
Net gains on sales of investment securities	(1,075)	(1,770)
Net (gain) losses on sales of foreclosed assets	(5)	1
Net gains on sales of loans	(3,140)	(1,193)
Proceeds from sales of loans	100,687	45,830
Origination of loans held for sale	(96,648)	(45,893)
Changes in assets and liabilities:
Accrued interest and other assets	75	(968)
Accrued expenses, taxes, and other liabilities	(484)	2,948
Net cash provided by operating activities	6,912	4,740
Cash flows from investing activities:
Net increase in loans	(15,519)	(23,065)
Maturities and prepayments of investment securities	7,720	18,948
Purchases of investment securities	(40,854)	(10,909)
Proceeds from sales of investment securities	13,346	44,508
Redemption of bank stocks	1,017	680
Purchase of bank stocks	(606)	(915)
Proceeds from sales of premises and equipment and foreclosed assets	305	45
Purchases of premises and equipment, net	(72)	(120)
Net cash (used in) provided by investing activities	(34,663)	29,172
Cash flows from financing activities:
Net increase (decrease) in deposits	55,219	(4,568)
Federal Home Loan Bank advance borrowings	-	101,768
Federal Home Loan Bank advance repayments	-	(104,768)
Proceeds from other borrowings	-	1,000
Repayments on other borrowings	(2,206)	(9,346)
Proceeds from exercise of stock options	22	33
Payment of dividends	(951)	(920)
Purchase of treasury stock	-	(2,023)
Net cash provided by (used in) financing activities	52,084	(18,824)
Net increase in cash and cash equivalents	24,333	15,088
Cash and cash equivalents at beginning of period	84,818	13,694
Cash and cash equivalents at end of period	$109,151	$28,782

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$419	$1,258
Cash paid for operating leases	32	44

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	-	314
Investment securities purchases not yet settled	7,028	-

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2021, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three-month interim period ended March 31, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$20,330	$30	$(1)	$20,359
U. S. federal agency obligations	18,748	123	(10)	18,861
Municipal obligations, tax exempt	138,162	4,998	(55)	143,105
Municipal obligations, taxable	39,866	1,376	(104)	41,138
Agency mortgage-backed securities	89,690	2,456	(159)	91,987
Certificates of deposit	5,455	-	-	5,455
Total available-for-sale	$312,251	$8,983	$(329)	$320,905

	As of December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$2,000	$37	$-	$2,037
U. S. federal agency obligations	18,804	138	(18)	18,924
Municipal obligations, tax exempt	136,321	6,367	(12)	142,676
Municipal obligations, taxable	46,643	2,892	-	49,535
Agency mortgage-backed securities	75,530	3,108	-	78,638
Certificates of deposit	5,460	-	-	5,460
Total available-for-sale	$284,758	$12,542	$(30)	$297,270

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2021 and December 31, 2020. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of March 31, 2021
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	2	$5,308	$(1)	$-	$-	$5,308	$(1)
U.S. federal agency obligations	3	8,712	(10)	-	-	8,712	(10)
Municipal obligations, tax exempt	24	9,541	(55)	-	-	9,541	(55)
Municipal obligations, taxable	8	5,345	(104)	-	-	5,345	(104)
Agency mortgage-backed securities	7	21,085	(159)	-	-	21,085	(159)
Total	44	$49,991	$(329)	$-	$-	$49,991	$(329)

		As of December 31, 2020
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	4	$11,772	$(18)	$-	$-	$11,772	$(18)
Municipal obligations, tax exempt	12	4,191	(12)	-	-	4,191	(12)
Total	16	$15,963	$(30)	$-	$-	$15,963	$(30)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of March 31, 2021.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of March 31, 2021 and December 31, 2020.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2021, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2021 and December 31, 2020.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of March 31, 2021.

The table below sets forth amortized cost and fair value of investment securities at March 31, 2021. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$28,023	$28,100
Due after one year but within five years	167,223	170,860
Due after five years but within ten years	58,457	60,891
Due after ten years	58,548	61,054
Total	$312,251	$320,905

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2021	2020

Sales proceeds	$13,346	$44,508

Realized gains	$1,075	$1,772
Realized losses	0	(2)
Net realized gains	$1,075	$1,770

Securities with carrying values of $285.0 million and $282.2 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at March 31, 2021 and December 31, 2020, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2021	2020

One-to-four family residential real estate loans	$159,798	$157,984
Construction and land loans	26,591	26,106
Commercial real estate loans	179,781	172,307
Commercial loans	126,998	134,047
Paycheck protection program loans	117,297	100,084
Agriculture loans	92,486	96,532
Municipal loans	2,183	2,332
Consumer loans	25,557	24,122
Total gross loans	730,691	713,514
Net deferred loan (fees) costs and loans in process	(3,611)	(1,957)
Allowance for loan losses	(9,271)	(8,775)
Loans, net	$717,809	$702,782

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2021
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2021	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775
Charge-offs	(23)	-	-	-	-	-	-	(41)	(64)
Recoveries	1	1	-	1	-	-	6	51	60
Provision for loan losses	60	4	775	(143)	-	(187)	(6)	(3)	500
Balance at March 31, 2021	$897	$186	$3,257	$2,246	$-	$2,503	$6	$176	$9,271

	Three months ended March 31, 2020
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2020	$501	$271	$1,386	$1,815	$-	$2,347	$7	$140	$6,467
Charge-offs	-	(100)	-	(33)	-	-	-	(87)	(220)
Recoveries	-	-	-	1	-	-	6	25	32
Provision for loan losses	152	54	242	642	-	34	(6)	82	1,200
Balance at March 31, 2020	$653	$225	$1,628	$2,425	$-	$2,381	$7	$160	$7,479

	As of March 31, 2021
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$424	$28	$-	$40	$-	$-	$492
Collectively evaluated for loss	897	186	2,833	2,218	-	2,463	6	176	8,779
Total	$897	$186	$3,257	$2,246	$-	$2,503	$6	$176	$9,271

Loan balances:
Individually evaluated for loss	$956	$1,027	$7,874	$1,679	$-	$1,182	$36	$4	$12,758
Collectively evaluated for loss	158,842	25,564	171,907	125,319	117,297	91,304	2,147	25,553	717,933
Total	$159,798	$26,591	$179,781	$126,998	$117,297	$92,486	$2,183	$25,557	$730,691

	As of December 31, 2020
(Dollars in thousands)	One-to-four family residential real estate loan	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$177	$22	$-	$67	$-	$-	$266
Collectively evaluated for loss	859	181	2,305	2,366	-	2,623	6	169	8,509
Total	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775

Loan balances:
Individually evaluated for loss	$914	$1,137	$8,119	$1,639	$-	$614	$36	$3	$12,462
Collectively evaluated for loss	157,070	24,969	164,188	132,408	100,084	95,918	2,296	24,119	701,052
Total	$157,984	$26,106	$172,307	$134,047	$100,084	$96,532	$2,332	$24,122	$713,514

The Company recorded net loan charge-offs of $4,000 during the first quarter of 2021 compared to net loan charge-offs of $188,000 during the first quarter of 2020.

The Company’s impaired loans increased from $12.5 million at December 31, 2020 to $12.8 million at March 31, 2021. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2021 and December 31, 2020, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three months ended March 31, 2021 and 2020. The following tables present information on impaired loans:

(Dollars in thousands)	As of March 31, 2021
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$956	$956	$956	$-	$-	$963	$2
Construction and land	2,762	1,027	1,027	-	-	1,043	6
Commercial real estate	7,874	7,874	2,404	5,470	424	7,875	9
Commercial	2,030	1,679	1,561	118	28	1,705	10
Agriculture	1,397	1,182	1,131	51	40	1,237	16
Municipal	36	36	36	-	-	36	-
Consumer	4	4	4	-	-	5	-
Total impaired loans	$15,059	$12,758	$7,119	$5,639	$492	$12,864	$43

(Dollars in thousands)	As of December 31, 2020
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$914	$914	$914	$-	$-	$925	$3
Construction and land	2,872	1,137	1,137	-	-	1,211	26
Commercial real estate	8,119	8,119	4,302	3,817	177	8,152	8
Commercial	1,990	1,639	1,543	96	22	1,984	43
Agriculture	829	614	538	76	67	618	67
Municipal	36	36	36	-	-	54	1
Consumer	3	3	3	-	-	4	-
Total impaired loans	$14,763	$12,462	$8,473	$3,989	$266	$12,948	$148

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at March 31, 2021 or December 31, 2020.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2021
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$1,268	$124	$-	$1,392	$793	$2,185	$157,613
Construction and land loans	-	-	-	-	691	691	25,900
Commercial real estate loans	-	-	-	-	7,874	7,874	171,907
Commercial loans	1,587	-	-	1,587	947	2,534	124,464
Paycheck protection program loans	-	-	-	-	-	-	117,297
Agriculture loans	1,583	424	-	2,007	706	2,713	89,773
Municipal loans	-	-	-	-	-	-	2,183
Consumer loans	15	24	-	39	4	43	25,514
Total	$4,453	$572	$-	$5,025	$11,015	$16,040	$714,651

Percent of gross loans	0.61%	0.08%	0.00%	0.69%	1.51%	2.20%	97.80%

(Dollars in thousands)	As of December 31, 2020
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$262	$185	$-	$447	$749	$1,196	$156,788
Construction and land loans	-	-	-	-	694	694	25,412
Commercial real estate loans	-	-	-	-	8,119	8,119	164,188
Commercial loans	832	-	-	832	874	1,706	132,341
Paycheck protection program loans	-	-	-	-	-	-	100,084
Agriculture loans	206	29	-	235	76	311	96,221
Municipal loans	-	-	-	-	-	-	2,332
Consumer loans	15	1	-	16	3	19	24,103
Total	$1,315	$215	$-	$1,530	$10,515	$12,045	$701,469

Percent of gross loans	0.19%	0.03%	0.00%	0.22%	1.47%	1.69%	98.31%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2021 and 2020 would have increased interest income by $186,000 and $120,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2021 and 2020.

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

The following table provides information on the Company’s risk categories by loan class:

	As of March 31, 2021		As of December 31, 2020
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$155,668	$4,130	$154,985	$2,999
Construction and land loans	25,900	691	25,412	694
Commercial real estate loans	168,909	10,872	161,661	10,646
Commercial loans	125,069	1,929	132,023	2,024
Paycheck protection program loans	117,297	-	100,084	-
Agriculture loans	85,305	7,181	87,662	8,870
Municipal loan	2,183	-	2,332	-
Consumer loans	25,554	3	24,119	3
Total	$705,885	$24,806	$688,278	$25,236

At March 31, 2021, the Company had ten loan relationships consisting of 21 outstanding loans that were classified as TDRs. During the first quarter of 2021, one commercial loan totaling $47,000 was classified as a TDR after extending the maturity of the loan. The restructuring changed the payment terms to match the borrower’s cash flows. The Company had previously charged-off $100,000 of the loan due to a collateral shortfall. A construction and land loan previously classified as TDR in 2012 paid off during the first three months of 2021. There were no loans classified as TDRs during the first three months of 2020.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of March 31, 2021 and 2020. The Company did not record any charge-offs against loans classified as TDRs in the first quarter of 2021 or 2020. No credit provisions related to TDRs were recorded in the three months ended March 31, 2021 compared to a credit provision of $1,000 recorded in the three months ended March 31, 2020. The Company allocated $8,000 of the allowance for loan losses recorded against loans classified as TDRs at March 31, 2021 and December 31, 2020.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of March 31, 2021			As of December 31, 2020
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$163	2	$-	$165
Construction and land loans	4	691	336	5	693	443
Commercial real estate loans	2	1,227	-	2	1,227	-
Commercial loans	8	80	732	7	33	765
Agriculture loans	4	-	476	4	-	538
Municipal loan	1	-	36	1	-	36
Total	21	$1,998	$1,743	21	$1,953	$1,947

As of March 31, 2021, the Company had 4 loan modifications on outstanding loan balances of $6.8 million in connection with the Coronavirus Disease 2019 (COVID-19) pandemic. These modifications consisted of payment deferrals that consisted of either the full loan payment or just the principal component. The Company also entered into short-term forbearance plans or short-term repayment plans on two one-to-four family residential mortgage loans totaling $250,000 as of March 31, 2021. Consistent with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Joint Interagency Regulatory Guidance, these loan modifications were not classified as TDRs and are excluded from the table above.

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2020 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first three months of 2021 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of March 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,865)	$153
Lease intangible asset	350	(335)	15
Total other intangible assets	$2,368	$(2,200)	$168

(Dollars in thousands)	As of December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,838)	$180
Lease intangible asset	350	(324)	26
Total other intangible assets	$2,368	$(2,162)	$206

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2021 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2021	$84
2022	58
2023	26
Total	$168

5. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	March 31,	December 31,
	2021	2020
FHLMC	$662,995	$639,875
FHLB	24,865	28,157
Total	$687,860	$668,032

Custodial escrow balances maintained in connection with serviced loans were $10.0 million and $5.8 million at March 31, 2021 and December 31, 2020, respectively. Gross service fee income related to such loans was $431,000 and $357,000 for the three months ended March 31, 2021 and 2020, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights was as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2021	2020
Mortgage servicing rights:
Balance at beginning of period	$3,726	$2,446
Additions	639	212
Amortization	(399)	(230)
Balance at end of period	$3,966	$2,428

The fair value of mortgage servicing rights was $6.0 million and $4.4 million at March 31, 2021 and December 31, 2020, respectively. Fair value at March 31, 2021 was determined using discount rates ranging from 8.65% to 12.00%; prepayment speeds ranging from 6.00% to 27.55%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.35%. Fair value at December 31, 2020 was determined using discount rates ranging from 8.78% to 12.00%; prepayment speeds ranging from 7.10% to 29.61%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.36%.

The Company had a mortgage repurchase reserve of $226,000 at March 31, 2021 and $235,000 at December 31, 2020, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged a $9,000 loss against the reserve during the first three months of 2021. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first three months of 2020. As of March 31, 2021, the Company did not have any outstanding mortgage repurchase requests.

6. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three months ended March 31, 2021 included all unexercised stock options because no stock options were anti-dilutive during such period. The diluted earnings per share computation for the three months ended March 31, 2020 excluded 105,041 of unexercised stock options because their inclusion would have been anti-dilutive during such period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2021	2020
Net earnings	$5,367	$3,363

Weighted average common shares outstanding - basic (1)	4,752,864	4,808,572
Assumed exercise of stock options (1)	6,634	19,121
Weighted average common shares outstanding - diluted (1)	4,759,498	4,827,693
Earnings per share (1):
Basic	$1.13	$0.70
Diluted	$1.13	$0.70

(1)	Share and per share values for the period ended March 31, 2020 have been adjusted to give effect to the 5% stock dividend paid during December 2020.

7. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $4.2 million at March 31, 2021 and $6.4 million at December 31, 2020, which were secured by $7.2 million and $8.7 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of March 31, 2021
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$1,989	$-	$-	$-	$1,989
Agency mortgage-backed securities	2,176	-	-	-	2,176
Total	$4,165	$-	$-	$-	$4,165

	As of December 31, 2020
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$2,412	$-	$-	$-	$2,412
Agency mortgage-backed securities	3,959	-	-	-	3,959
Total	$6,371	$-	$-	$-	$6,371

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

8. Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. Items outside the scope of ASC 606 are noted as such.

	Three months ended
(Dollars in thousands)	March 31,
	2021	2020
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$672	$873
Other	163	146
Interchange income	724	535
Loan servicing fees (1)	431	357
Office lease income (1)	166	162
Gains on sales of loans (1)	3,140	1,193
Bank owned life insurance income (1)	148	154
Gains on sales of investment securities (1)	1,075	1,770
Gains (losses) on sales of real estate owned	5	(1)
Other	201	164
Total non-interest income	$6,725	$5,353

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first three months of 2021 or 2020.

9. Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of March 31, 2021 and December 31, 2020, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of March 31, 2021
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$109,151	$109,151	$-	$-	$109,151
Investment securities available-for-sale	320,905	20,359	300,546	-	320,905
Bank stocks, at cost	4,062	n/a	n/a	n/a	n/a
Loans, net	717,809	-	-	733,858	733,858
Loans held for sale	13,995	-	13,995	-	13,995
Accrued interest receivable	4,655	65	1,537	3,053	4,655
Derivative financial instruments	1,757	-	1,757	-	1,757

Financial liabilities:
Non-maturity deposits	$(947,757)	$(947,757)	$-	$-	$(947,757)
Certificates of deposit	(123,489)	-	(123,670)	-	(123,670)
Subordinated debentures	(21,651)	-	(16,168)	-	(16,168)
Other borrowings	(4,165)	-	(4,165)	-	(4,165)
Accrued interest payable	(151)	-	(151)	-	(151)

	As of December 31, 2020
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$84,818	$84,818	$-	$-	$84,818
Investment securities available-for-sale	297,270	2,037	295,233	-	297,270
Bank stocks, at cost	4,473	n/a	n/a	n/a	n/a
Loans, net	702,782	-	-	718,071	718,071
Loans held for sale	15,533	-	15,533	-	15,533
Accrued interest receivable	4,885	-	1,697	3,188	4,885
Derivative financial instruments	1,796	-	1,796	-	1,796

Financial liabilities:
Non-maturity deposits	$(882,277)	$(882,277)	$-	$-	$(882,277)
Certificates of deposit	(133,750)	-	(134,048)	-	(134,048)
Subordinated debentures	(21,651)	-	(15,232)	-	(15,232)
Other borrowings	(6,371)	-	(6,371)	-	(6,371)
Accrued interest payable	(168)	-	(168)	-	(168)
Derivative financial instruments	(466)	-	(466)	-	(466)

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2021 or during the year ended December 31, 2020.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2021
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$20,359	$20,359	$-	$-
U. S. federal agency obligations	18,861	-	18,861	-
Municipal obligations, tax exempt	143,105	-	143,105	-
Municipal obligations, taxable	41,138	-	41,138	-
Agency mortgage-backed securities	91,987	-	91,987	-
Certificates of deposit	5,455	-	5,455	-
Loans held for sale	13,995	-	13,995	-
Derivative financial instruments	1,757	-	1,757	-

		As of December 31, 2020
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,037	$2,037	$-	$-
U. S. federal agency obligations	18,924	-	18,924	-
Municipal obligations, tax exempt	142,676	-	142,676	-
Municipal obligations, taxable	49,535	-	49,535	-
Agency mortgage-backed securities	78,638	-	78,638	-
Certificates of deposit	5,460	-	5,460	-
Loans held for sale	15,533	-	15,533	-
Derivative financial instruments	1,796	-	1,796	-
Liability:
Derivative financial instruments	(466)	-	(466)	-

The Company’s investment securities classified as available-for-sale include U.S. treasury securities, U.S. federal agency obligations, municipal obligations, agency mortgage-backed securities and certificates of deposit. Quoted exchange prices are available for the Company’s U.S treasury securities, which are classified as Level 1. U.S. federal agency securities and agency mortgage-backed securities are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2. Municipal obligations are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2021	2020
Aggregate fair value	$13,995	$15,533
Contractual balance	13,956	15,151
Gain	$39	$382

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

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Total change in fair value	$427	$(34)

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $12.8 million and $12.5 million, with an allocated allowance of $492,000 and $266,000, at March 31, 2021 and December 31, 2020, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2021
Impaired loans:
Commercial real estate	$5,046	Sales comparison	Adjustment to appraised value	15%-20%
Commercial	90	Sales comparison	Adjustment to comparable sales	0%-86%
Agriculture	11	Sales comparison	Adjustment to appraised value	25%

As of December 31, 2020
Impaired loans:
Commercial real estate	$3,640	Sales comparison	Adjustment to appraised value	20%
Commercial	74	Sales comparison	Adjustment to comparable sales	0%-69%
Agriculture	9	Sales comparison	Adjustment to appraised value	20%
Real estate owned:
One-to-four family residential real estate	48	Sales comparison	Adjustment to appraised value	10%

10. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2021 and December 31, 2020:

(Dollars in thousands)					To be well-capitalized
			For capital		under regulatory
	Actual		adequacy purposes		guidelines
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of March 31, 2021
Leverage	$125,652	10.43%	$48,185	4.0%	$60,232	5.0%
Common Equity Tier 1 Capital	104,652	14.38%	50,946	7.0%	47,307	6.5%
Tier 1 Capital	125,652	17.26%	61,863	8.5%	58,224	8.0%
Total Risk Based Capital	134,752	18.51%	76,419	10.5%	72,780	10.0%

As of December 31, 2020
Leverage	$121,068	10.70%	$45,262	4.0%	$56,577	5.0%
Common Equity Tier 1 Capital	100,068	13.77%	50,866	7.0%	47,233	6.5%
Tier 1 Capital	121,068	16.66%	61,766	8.5%	58,133	8.0%
Total Risk Based Capital	129,983	17.89%	76,300	10.5%	72,666	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2021 and December 31, 2020:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of March 31, 2021
Leverage	$122,481	10.19%	$48,064	4.0%	$60,080	5.0%
Common Equity Tier 1 Capital	122,481	16.84%	50,901	7.0%	47,265	6.5%
Tier 1 Capital	122,481	16.84%	61,808	8.5%	58,173	8.0%
Total Risk Based Capital	131,574	18.09%	76,352	10.5%	72,716	10.0%

As of December 31, 2020
Leverage	$118,174	10.47%	$45,139	4.0%	$56,423	5.0%
Common Equity Tier 1 Capital	118,174	16.27%	50,829	7.0%	47,199	6.5%
Tier 1 Capital	118,174	16.27%	61,721	8.5%	58,091	8.0%
Total Risk Based Capital	127,089	17.50%	76,244	10.5%	72,613	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

11. Impact of Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans. Under prior GAAP, a purchased loan’s contractual balance was adjusted to fair value through a credit discount, and no reserve was recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. Because the Company is a smaller reporting company, the proposed delay is applicable to the Company, and the Company plans to delay the implementation of CECL until January 1, 2023. Management has initiated an implementation committee that has implemented a process to collect the data and is utilizing a vendor solution for the new standard. Initial calculations estimate the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time. Management is utilizing the delay to continue to refine and back test the CECL calculation. The internal controls over financial reporting specifically related to CECL are in the design stage and are currently being evaluated.

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

12. COVID-19 Pandemic

The COVID-19 pandemic in the United States caused a substantial disruption to the economy, employment and financial markets and continues to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty. Additional federal government stimulus, declining COVID-19 cases and the distribution of vaccines may lead to positive impacts on the economy and employment while new variants of COVID-19 presents risks to the recovery. The Company’s pandemic response plan continues to focus foremost on the safety and well-being of our customers and associates. The COVID-19 pandemic could adversely impact our customers, employees or vendors which may impact our operations and financial results. The COVID-19 pandemic may cause economic declines in excess of current projections, or if the pandemic lasts longer than currently projected, the Company’s provision for loan losses may remain elevated or increase in future periods. The Company may see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic and will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19. The COVID-19 pandemic may also impact the Company’s deposit balances and service charge income. In addition, the fair value of certain assets may be adversely impacted by the pandemic and the economic downturn, including the fair value of goodwill, mortgage servicing rights and other real estate. These declines could result in impairments in future periods. The pandemic has caused a significant decline in market interest rates which may cause our net interest margin to continue to decline. At this time, the full impact of the COVID-19 pandemic on the Company’s financial statements is uncertain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a financial holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly owned subsidiary, Landmark National Bank, and in the insurance business through its wholly owned subsidiary, Landmark Risk Management, Inc. References to the “Company,” “we,” “us,” and “our” refer collectively to Landmark Bancorp, Inc., Landmark National Bank and Landmark Risk Management, Inc. The Company is listed on the Nasdaq Global Market under the symbol “LARK.”

The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of holding and acquiring quality assets while growing our commercial, commercial real estate and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Although not our primary business function, we invest in certain investment and mortgage-related securities using deposits and other borrowings as funding sources.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees, gains from the sale of newly originated loans, gains or losses on investments and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, data processing expenses and provision for loan losses.

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

Effects on Our Market Areas. Our commercial and consumer banking products and services are offered primarily in Kansas, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020, as a result of a stay-at-home order, which was lifted on May 3, 2020, with economic and social gatherings reopening in a phased-in approach since then, with restrictions such as social distancing requirements and capacity restrictions on businesses. The Bank and its branches have remained open because banks have been deemed essential businesses. Although the Bank had closed its branch lobbies to walk-in customers as a result of the pandemic, all of the Bank’s branch lobbies are currently open to customers, with services also remaining available through the Bank’s digital banking platforms and drive-thru services. Based on the current environment, it is unclear if the State of Kansas will tighten or relax its stay-at-home and social distancing policies going forward, including as a result of the increased availability of vaccines. The Bank will continue to monitor the situation to protect the safety and well-being of our customers and associates.

Across the United States, as a result of stay-at-home orders and other continuing restrictions, many states have experienced a dramatic increase in unemployment levels as a result of the curtailment of business activities. The unemployment rate in Kansas peaked at 12.6 % in April 2020 as a result of economic impacts of the COVID-19 pandemic but has declined since then, with an unemployment rate in Kansas of 3.2% in February 2021.

Policy and Regulatory Developments. Federal, state and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:

●	The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
●	On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the Small Business Administration (“SBA”), referred to as the Paycheck Protection Program (“PPP”). The Bank participates as a lender in the PPP. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, an additional $1.9 trillion federal stimulus bill in response to COVID-19 that includes cash payments to individuals, supplemental unemployment insurance and the modification and expansion of the PPP. In March 2021, President Biden also signed the PPP Extension Act of 2021, which extended the PPP application deadline to May 31, 2021.
●	The CARES Act, as extended by the Coronavirus Response and Relief Supplemental Appropriations Act (a part of the Consolidated Appropriations Act, 2021), also provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. In addition, on April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs.

Effects on Our Business. The COVID-19 pandemic and the specific developments referred to above have had, and are expected to continue to have, a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the retail, restaurant, hospitality and agriculture industries will continue to endure significant economic distress, which may cause them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness, and the COVID-19 pandemic is expected to adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, our one-to-four family residential real estate loan business and loan portfolio, and the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	We established a pandemic response team, which has been meeting as needed since mid-March 2020 to address changes resulting from the COVID-19 pandemic. Some of our associates are still working from home, and for those that remain in our bank facilities, we have enhanced safety precautions in place for their safety. We have repositioned associates to support our customer care call center to handle increased volumes of customer requests and to support our customers’ access to our digital banking platforms.
●	As a preferred lender with the SBA, we were able and prepared to immediately respond to help existing and new clients access the PPP authorized by the CARES Act. From the beginning of the PPP through December 31, 2020, we funded 1,095 PPP loans totaling approximately $131.0 million. We are actively working with the PPP loan borrowers through the SBA’s forgiveness process. In addition, we are a participating lender in the second round of PPP lending. From January 1, 2021 through April 30, 2021, we funded an additional 1,033 PPP loans totaling approximately $54.1 million. As of March 31, 2021, we had approximately $117.3 million of PPP loans outstanding.

●	As of March 31, 2021, we entered into short-term forbearance plans and short-term repayment plans on two one-to-four family residential mortgage loans totaling $250,000. We continue to work with our customers by offering loan forbearance and modifications to those borrowers impacted by COVID-19.
●	As of March 31, 2021, we had 4 loan modifications on outstanding loan balances of $6.8 million in connection with the COVID-19 pandemic that had not yet returned to contractual terms. These modifications consisted of payment deferrals that were applied to either the full loan payment or just the principal component.
●	With the safety and well-being of our customers and associates foremost in mind, we initially limited access to our bank lobbies while keeping our drive-thru lanes open and encouraging our customers to use our online and mobile banking applications or call our customer care call center. Currently our bank lobbies are open to customers, but we continue to evaluate this option as the number of COVID-19 cases fluctuate in our communities.

In May 2021, we declared our 79th consecutive quarterly dividend and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the projected length and depth of any economic recession. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses, the valuation of investment securities, accounting for goodwill and the accounting for income taxes, all of which involve significant judgment by our management. There have been no material changes to the critical accounting policies included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 22, 2021.

Summary of Results. During the first quarter of 2021, we recorded net earnings of $5.4 million, which was an increase of $2.0 million from the $3.4 million of net earnings recorded in the first quarter of 2020. The increase in net earnings was primarily due to an increase of $1.9 million of gains on sales of loans, net and an increase of $1.5 million in net interest income and a decrease of $700,000 in provision for loan losses.

The following table summarizes earnings and key performance measures for the periods presented:

(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2021	2020
Net earnings:
Net earnings	$5,367	$3,363
Basic earnings per share (1)	$1.13	$0.70
Diluted earnings per share (1)	$1.13	$0.70
Earnings ratios:
Return on average assets (2)	1.77%	1.35%
Return on average equity (2)	17.06%	12.21%
Equity to total assets	10.27%	11.24%
Net interest margin (2) (3)	3.51%	3.67%
Dividend payout ratio	17.73%	27.40%

(1)	Per share values for the period ended March 31, 2020 have been adjusted to give effect to the 5% stock dividend paid during December 2020.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income was $10.0 million for the quarter ended March 31, 2021, which was an increase of $675,000 as compared to the same period of 2020. Interest income on loans increased $1.3 million, or 17.9%, to $8.4 million for the quarter ended March 31, 2021, compared to the same period of 2020 due primarily to an increase in our average loan balances, which increased from $546.9 million in the first quarter of 2020 to $730.2 million in the first quarter of 2021 due primarily to the origination of PPP loans. The increase in average loan balances included an average balance of $111.0 million in PPP loans which generated interest income of $1.1 million in the first quarter of 2021. Partially offsetting the higher average balances were lower yields on loans, which decreased from 5.24% in the first quarter of 2020 to 4.67% in the first quarter of 2021. In response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds interest rate by a total of 150 basis points in March 2020. This decrease impacted yields on loans between 2020 and 2021. We anticipate that our yield on loans will continue to be adversely affected in future periods as a result of the COVID-19 pandemic due to the expected continuation of the low interest rate environment. Interest income on investment securities decreased $603,000, or 27.5%, to $1.6 million for the first quarter of 2021, as compared to $2.2 million in the same period of 2020. The decrease in interest income on investment securities was the result of lower average balances, which decreased from $361.3 million in the first quarter of 2020 to $307.0 million in the first quarter of 2021, and lower rates, which decreased from 2.67% in the first quarter of 2020 to 2.31% in the first quarter of 2021.

Interest Expense. Interest expense during the quarter ended March 31, 2021 decreased $814,000, or 66.9%, to $402,000 as compared to the same period of 2020. Interest expense on interest-bearing deposits decreased $702,000, or 71.4%, to $281,000 for the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020. Our total cost of interest-bearing deposits decreased from 0.61% in the first quarter of 2020 to 0.15% in the first quarter of 2021 as a result of lower rates paid on money market and checking accounts, as the rates reprice based on market indexes, and lower rates on our certificates of deposit. Offsetting our lower interest expense was an increase in average interest-bearing deposit balances, which increased from $644.8 million in the first quarter of 2020 to $762.7 million in the first quarter of 2021. For the first quarter of 2021, interest expense on borrowings decreased $112,000, or 48.1%, to $121,000 as compared to the same period of 2020 due to a decrease in our average outstanding borrowings, which decreased from $41.1 million in the first quarter of 2020 to $27.6 million in the same period of 2021, and lower rates, which decreased from 2.28% in the first quarter of 2020 to 1.78% in the same period of 2021. The decrease in average borrowings was primarily due to our increased deposit balances which generated excess liquidity and as customers migrated from repurchase agreements to checking account products providing FDIC insurance on higher balances.

Net Interest Income. Net interest income increased $1.5 million, or 18.4%, to $9.6 million for the first quarter of 2021 compared to the same period of 2020. The increase was a result of a 24.0% increase in average interest-earning assets, from $912.4 million in the first quarter of 2020 to $1.1 billion in the first quarter of 2021. The increase in average interest-earning assets was primarily driven by growth in our loan portfolio. The decline in interest rates and the origination of PPP loans contributed to a decrease in net interest margin, on a tax equivalent basis, from 3.67% in the first quarter of 2020 to 3.51% in the same period of 2021.

As a result of the COVID-19 pandemic, we have originated approximately $185.2 million of PPP loans from April 3, 2020 through April 30, 2021. These loans have an interest rate of 1.00% plus the amortization of the origination fee, which resulted in a yield of 4.08% on PPP loans in the first quarter of 2021. The maturity date of these loans is two years from the date of borrowing unless the borrower’s loan is forgiven, in which case the loan may be repaid sooner. While the cost of our funds is lower than the yield on these loans, the interest rate spread is lower than we generally have received. As a result of the origination of PPP loans, our net interest income has increased, but our net interest margin declined. In addition, the economic effects of the COVID-19 pandemic has slowed our origination of new loans, excluding PPP loans, which may lead to lower net interest income and net interest margin in future periods. The continuation of the low market interest rates will also likely adversely impact our net interest income and net interest margin as a result of lower yields on loans and investment securities exceeding the benefit of a lower cost of funds.

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

During the first quarter of 2021, we recorded a provision for loan losses of $500,000 compared to a provision for loan losses of $1.2 million during the first quarter of 2020. We recorded net loan charge-offs of $4,000 during the first quarter of 2021 compared to $188,000 during the first quarter of 2020. Our provision for loan losses was impacted by the projected economic impact of the COVID-19 pandemic. The provision for loan losses in the first quarter of 2020 was the first quarterly analysis that included qualitative factors related to the COVID-19 pandemic. If the COVID-19 pandemic causes economic declines in excess of our projections, or if the pandemic lasts longer than currently projected, our provision for loan losses may remain elevated or increase in future periods. We expect to see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic. We will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $6.7 million in the first quarter of 2021, compared to $5.4 million in the same period of 2020. The increase in non-interest income was primarily due to an increase of $1.9 million of gains on sales of loans. Our gains on sales of loans increased as our originations of secondary market one-to-four family residential real estate loans increased due to the decline in mortgage interest rates that have fueled a robust housing market and refinancing activity. Also contributing to the increase in non-interest income was an increase of $71,000 in fees and service charges, which were primarily due to higher interchange and servicing fees which were partially offset by lower overdraft income. Partially offsetting those increases was a decline in gains on sales of investment securities which decreased from $1.8 million in the first quarter of 2020 to $1.1 million in the first quarter of 2021.

Non-interest Expense. Non-interest expense increased $1.0 million, or 11.9%, to $9.1 million for the first quarter of 2021 compared to the same period of 2020. The increase in non-interest expense was primarily due to an increase of $359,000 in compensation and benefits, which was driven in part by increases in our one-to-four family residential real estate lending and related commissions as well as general increases in compensation. Also contributing to the increase in non-interest expense was an increase of $160,000 in amortization of mortgage servicing rights and other intangibles due to retaining more servicing on one-to-four family residential mortgage loans.

Income Tax Expense. During the first quarter of 2021, we recorded income tax expense of $1.4 million, compared to $785,000 during the same period of 2020. The effective tax rate increased from 18.9% in the first quarter of 2020 to 20.4% in the first quarter of 2021, primarily due to an increase in earnings before income taxes while our tax-exempt income declined over the comparable periods.

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

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $60.8 million, or 5.1%, from December 31, 2020 to $1.2 billion at March 31, 2021.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2021, our allowance for loan losses totaled $9.3 million, or 1.27% of gross loans outstanding, compared to $8.8 million or 1.23% of gross loans outstanding at December 31, 2020. Our allowance for loan losses as a percentage of gross loans outstanding, excluding PPP loans of $117.3 million at March 31, 2021 and $100.1 million at December 31, 2020, was 1.51% at March 31, 2021 compared to 1.43% at December 31, 2020. This reflects a more comparable ratio to periods prior to PPP, as no allowance for loan losses has been allocated to PPP loans since they are guaranteed by the Small Business Administration.

As of March 31, 2021 and December 31, 2020, approximately $24.8 million and $25.2 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance was sufficient to cover the risks and probable incurred losses related to such loans at March 31, 2021 and December 31, 2020, respectively.

Loans past due 30-89 days and still accruing interest totaled $5.0 million, or 0.69% of gross loans, at March 31, 2021 compared to $1.5 million, or 0.22% of gross loans, at December 31, 2020. At March 31, 2021, $11.0 million in loans were on non-accrual status, or 1.51% of gross loans, compared to $10.5 million, or 1.47% of gross loans, at December 31, 2020. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at March 31, 2021 or December 31, 2020. Our impaired loans totaled $12.8 million at March 31, 2021 compared to $12.5 million at December 31, 2020. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2021 and December 31, 2020 was related to TDRs that were accruing interest but still classified as impaired.

At March 31, 2021, the Company had ten loan relationships consisting of 21 outstanding loans that were classified as TDRs. During the first quarter of 2021, one commercial loan totaling $47,000 was classified as a TDR after extending the maturity of the loan. The restructuring changed the payment terms to match the borrower’s cash flows. The Company had previously charged-off $100,000 of the loan due to a collateral shortfall. A construction and land loan previously classified as a TDR in 2012 paid off during the first three months of 2021. There were no loans classified as TDRs during the first three months of 2020.

As of March 31, 2021, the Company had 4 loan modifications on outstanding loan balances of $6.8 million in connection with the COVID-19 pandemic. These modifications consisted of payment deferrals that were less than 180 days and consisted of either the full loan payment or just the principal component. The Company also entered into short-term forbearance plans or short-term repayment plans on two one-to-four family residential mortgage loans totaling $250,000 as of March 31, 2021. Consistent with the CARES Act and the Joint Interagency Regulatory Guidance, these loan modifications were not classified as TDRs.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2021, we had $1.5 million of real estate owned compared to $1.8 million at December 31, 2020. As of March 31, 2021, real estate owned primarily consisted of commercial and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $55.2 million in total deposits during the first quarter of 2021, to $1.1 billion at March 31, 2021. The increase in deposits was primarily due to increases in non-interest-bearing demand accounts and savings accounts. The increases in non-interest-bearing demand accounts and savings accounts were associated with the deposit of stimulus checks and higher savings rates. Offsetting those increases was a decrease in certificates of deposit. The decrease in certificates of deposit was primarily associated with a decline in public funds certificates of deposit accounts.

Non-interest-bearing deposits at March 31, 2021, were $314.6 million, or 29.4% of deposits, compared to $264.9 million, or 26.1% of deposits, at December 31, 2020. Money market and checking deposit accounts were 45.8% of our deposit portfolio and totaled $490.6 million at March 31, 2021, compared to $491.3 million, or 48.3% of deposits, at December 31, 2020. Savings accounts increased to $142.5 million, or 13.3% of deposits, at March 31, 2021, from $126.1 million, or 12.4% of deposits, at December 31, 2020. Certificates of deposit totaled $123.5 million, or 11.5% of deposits, at March 31, 2021, compared to $133.8 million, or 13.2% of deposits, at December 31, 2020.

Certificates of deposit at March 31, 2021, scheduled to mature in one year or less, totaled $103.2 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $2.2 million to $25.8 million at March 31, 2021, from $28.0 million at December 31, 2020. The decrease in total borrowings was due to a decrease in repurchase agreement accounts as customers have migrated to other deposit accounts.

Cash Flows. During the three months ended March 31, 2021, our cash and cash equivalents increased by $24.3 million. Our operating activities provided net cash of $6.9 million during the first three months of 2021 primarily as a result of the proceeds from the sales of loans. Our investing activities used net cash of $34.7 million during the first three months of 2021, primarily due to the purchase of investment securities. Financing activities provided net cash of $52.1 million during the first three months of 2021, primarily as a result of an increase in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $430.1 million at March 31, 2021 and $382.1 million at December 31, 2020. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents. The higher balances of cash and cash equivalents are primarily held in our Federal Reserve account.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2021, we had no borrowings against our line of credit with the FHLB. At March 31, 2021, we had collateral pledged to the FHLB that would allow us to borrow $99.6 million, subject to FHLB credit requirements and policies. At March 31, 2021, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $87.1 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at March 31, 2021. At March 31, 2021, we had subordinated debentures totaling $21.7 million and $4.2 million of repurchase agreements. At March 31, 2021, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2021, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2021.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.9 million at March 31, 2021.

At March 31, 2021, we had outstanding loan commitments, excluding standby letters of credit, of $142.6 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of March 31, 2021 and December 31, 2020, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of March 31, 2021, the Company and the Bank met all capital adequacy requirements to which we are subject.

We believe the Company has adequate capital to withstand the impact of the COVID-19 pandemic and any economic downturn on our asset quality and net earnings. The Company performs stress tests on the loan portfolio to measure the impact of severe economic recessions on its capital levels to ensure we are prepared for events like the COVID-19 pandemic.

Dividends. During the quarter ended March 31, 2021, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2021. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2021, approximately $24.0 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	Three months ended			Three months ended
	March 31, 2021			March 31, 2020
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$93,921	$22	0.09%	$4,232	$11	1.05%
Investment securities (1)	307,045	1,749	2.31%	361,264	2,397	2.67%
Loans receivable, net (2)	730,210	8,409	4.67%	546,910	7,132	5.24%
Total interest-earning assets	1,131,176	10,180	3.65%	912,406	9,540	4.21%
Non-interest-earning assets	99,008			92,076
Total	$1,230,184			$1,004,482

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$501,100	$125	0.10%	$393,028	$514	0.53%
Savings accounts	132,803	11	0.03%	101,738	9	0.04%
Certificates of deposit	128,804	145	0.46%	150,038	460	1.23%
Total interest-bearing deposits	762,707	281	0.15%	644,804	983	0.61%
Subordinate debentures and other borrowings	27,580	121	1.78%	41,140	233	2.28%
Total interest-bearing liabilities	790,287	402	0.21%	685,944	1,216	0.71%
Non-interest-bearing liabilities	312,317			207,767
Stockholders' equity	127,580			110,771
Total	$1,230,184			$1,004,482

Interest rate spread (3)			3.44%			3.50%
Net interest margin (4)		$9,778	3.51%		$8,324	3.67%
Tax-equivalent interest - imputed		187			222
Net interest income		$9,591			$8,102

Ratio of average interest-earning assets
to average interest-bearing liabilities			143.1%			133.0%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2021 vs 2020
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$11	$-	$11
Investment securities	(341)	(307)	(648)
Loans	1,905	(628)	1,277
Total	1,575	(935)	640
Interest expense:
Deposits	225	(927)	(702)
Other borrowings	(67)	(45)	(112)
Total	158	(972)	(814)
Net interest income	$1,417	$37	$1,454

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using interest rates as of the forecast date, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100 and 200 basis points with an impact to our net interest income on a one-year horizon as follows:

	As of March 31, 2021		As of December 31, 2020
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
200 basis point rising	$1,524	4.20%	($99)	-0.30%
100 basis point rising	$799	2.20%	($169)	-0.50%
100 basis point falling	($744)	-2.00%	($180)	-0.50%
200 basis point falling	NM	NM	NM	NM

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 22, 2021.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Earnings for the three months ended March 31, 2021 and March 31, 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and March 31, 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 17, 2021	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

