Form 10-Q
period 2021-06-30
LANDMARK BANCORP INC
filed 2021-08-12
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of August 11, 2021, the issuer had outstanding 4,759,484 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2021	2020
	(Unaudited)
Assets
Cash and cash equivalents	$131,018	$84,818
Investment securities available-for-sale, at fair value	343,944	297,270
Bank stocks, at cost	3,220	4,473
Loans, net of allowance for loans losses of $9,163 at June 30, 2021 and $8,775 at December 31, 2020	673,696	702,782
Loans held for sale, at fair value	10,952	15,533
Bank owned life insurance	31,721	25,420
Premises and equipment, net	20,137	20,493
Goodwill	17,532	17,532
Other intangible assets, net	132	206
Mortgage servicing rights	4,143	3,726
Real estate owned, net	1,385	1,774
Accrued interest and other assets	12,546	14,000
Total assets	$1,250,426	$1,188,027

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$307,125	$264,878
Money market and checking	504,025	491,275
Savings	150,874	126,124
Certificates of deposit	115,739	133,750
Total deposits	1,077,763	1,016,027

Subordinated debentures	21,651	21,651
Other borrowings	4,534	6,371
Accrued interest, taxes, and other liabilities	14,122	17,306
Total liabilities	1,118,070	1,061,355

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,756,604 and 4,750,838 shares issued at June 30, 2021 and December 31, 2020, respectively	48	48
Additional paid-in capital	72,413	72,230
Retained earnings	53,391	44,947
Accumulated other comprehensive income	6,504	9,447
Total stockholders’ equity	132,356	126,672
Total liabilities and stockholders’ equity	$1,250,426	$1,188,027

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans	$8,840	$7,766	$17,244	$14,892
Investment securities:
Taxable	763	1,046	1,574	2,390
Tax-exempt	759	829	1,537	1,677
Total interest income	10,362	9,641	20,355	18,959
Interest expense:
Deposits	261	461	542	1,444
Borrowings	121	165	242	398
Total interest expense	382	626	784	1,842
Net interest income	9,980	9,015	19,571	17,117
Provision for loan losses	-	400	500	1,600
Net interest income after provision for loan losses	9,980	8,615	19,071	15,517
Non-interest income:
Fees and service charges	2,153	1,754	4,186	3,716
Gains on sales of loans, net	2,864	4,824	6,004	6,017
Bank owned life insurance	153	154	301	308
Gains on sales of investment securities, net	33	-	1,108	1,770
Other	270	240	599	514
Total non-interest income	5,473	6,972	12,198	12,325

Non-interest expense:
Compensation and benefits	5,023	5,253	9,964	9,835
Occupancy and equipment	1,105	1,063	2,167	2,142
Data processing	492	439	993	864
Amortization of mortgage servicing rights and intangibles	412	424	849	701
Professional fees	431	351	823	714
Other	1,727	1,586	3,467	2,967
Total non-interest expense	9,190	9,116	18,263	17,223
Earnings before income taxes	6,263	6,471	13,006	10,619
Income tax expense	1,283	1,371	2,659	2,156
Net earnings	$4,980	$5,100	$10,347	$8,463
Earnings per share:
Basic (1)	$1.05	$1.08	$2.18	$1.78
Diluted (1)	$1.04	$1.08	$2.17	$1.77
Dividends per share (1)	$0.20	$0.19	$0.40	$0.38

(1)	Per share amounts for the periods ended June 30, 2020 have been adjusted to give effect to the 5% stock dividend paid during December 2020.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2021	2020	2021	2020

Net earnings	$4,980	$5,100	$10,347	$8,463

Net unrealized holding (losses) gains on available-for-sale securities	(7)	2,904	(2,790)	7,309
Reclassification adjustment for net gains included in earnings	(33)	-	(1,108)	(1,770)
Net unrealized (losses) gains	(40)	2,904	(3,898)	5,539
Income tax effect on net gains included in earnings	8	-	271	434
Income tax effect on net unrealized holding (losses) gains	2	(711)	684	(1,791)
Other comprehensive (loss) income	(30)	2,193	(2,943)	4,182

Total comprehensive income	$4,950	$7,293	$7,404	$12,645

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total

Balance at April 1, 2020	$46	$69,147	$36,736	$(2,023)	$7,228	$111,134
Net earnings	-	-	5,100	-	-	5,100
Other comprehensive income	-	-	-	-	2,193	2,193
Dividends paid ($0.19 per share)	-	-	(898)	-	-	(898)
Stock-based compensation	-	77	-	-	-	77
Purchase of 15,757 treasury shares	-	-	-	(326)	-	(326)
Balance at June 30, 2020	$46	$69,224	$40,938	$(2,349)	$9,421	$117,280

Balance at April 1, 2021	$48	$72,336	$49,363	$-	$6,534	$128,281
Net earnings	-	-	4,980	-	-	4,980
Other comprehensive loss	-	-	-	-	(30)	(30)
Dividends paid ($0.20 per share)	-	-	(952)	-	-	(952)
Stock-based compensation	-	77	-	-	-	77
Balance at June 30, 2021	$48	$72,413	$53,391	$-	$6,504	$132,356

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total

Balance at January 1, 2020	$46	$69,029	$34,293	$-	$5,239	$108,607
Net earnings	-	-	8,463	-	-	8,463
Other comprehensive income	-	-	-	-	4,182	4,182
Dividends paid ($0.38 per share)	-	-	(1,818)	-	-	(1,818)
Stock-based compensation	-	162	-	-	-	162
Exercise of stock options, 3,136 shares	-	33	-	-	-	33
Purchase of 106,894 treasury shares	-	-	-	(2,349)	-	(2,349)
Balance at June 30, 2020	$46	$69,224	$40,938	$(2,349)	$9,421	$117,280

Balance at January 1, 2021	$48	$72,230	$44,947	$-	$9,447	$126,672
Net earnings	-	-	10,347	-	-	10,347
Other comprehensive loss	-	-	-	-	(2,943)	(2,943)
Dividends paid ($0.40 per share)	-	-	(1,903)	-	-	(1,903)
Stock-based compensation	-	161	-	-	-	161
Exercise of stock options, 5,766 shares	-	22	-	-	-	22
Balance at June 30, 2021	$48	$72,413	$53,391	$-	$6,504	$132,356

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$10,347	$8,463
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	500	1,600
Valuation allowance on real estate owned	48	-
Amortization of investment security premiums, net	911	628
Amortization of purchase accounting adjustment on loans	(23)	(28)
Amortization of mortgage servicing rights and other intangibles	849	701
Depreciation	490	497
Increase in cash surrender value of bank owned life insurance	(301)	(308)
Stock-based compensation	161	162
Deferred income taxes	(413)	1,326
Net gains on sales of investment securities	(1,108)	(1,770)
Net (gains) losses on sales of foreclosed assets	(5)	45
Net gains on sales of loans	(6,004)	(6,017)
Proceeds from sales of loans	198,893	150,341
Origination of loans held for sale	(189,500)	(157,269)
Changes in assets and liabilities:
Accrued interest and other assets	1,673	(2,495)
Accrued expenses, taxes, and other liabilities	(2,035)	1,656
Net cash provided by (used in) operating activities	14,483	(2,468)
Cash flows from investing activities:
Net decrease (increase) in loans	28,609	(159,019)
Maturities and prepayments of investment securities	22,223	31,210
Purchases of investment securities	(87,822)	(12,204)
Proceeds from sales of investment securities	15,224	44,508
Redemption of bank stocks	1,967	895
Purchase of bank stocks	(714)	(1,132)
Purchase bank owned life insurance	(6,000)	-
Proceeds from sales of premises and equipment and foreclosed assets	346	257
Purchases of premises and equipment, net	(134)	(220)
Net cash used in investing activities	(26,301)	(95,705)
Cash flows from financing activities:
Net increase in deposits	61,736	109,156
Federal Home Loan Bank advance borrowings	-	135,843
Federal Home Loan Bank advance repayments	-	(130,843)
Proceeds from other borrowings	-	1,075
Repayments on other borrowings	(1,837)	(8,431)
Proceeds from exercise of stock options	22	33
Payment of dividends	(1,903)	(1,818)
Purchase of treasury stock	-	(2,349)
Net cash provided by financing activities	58,018	102,666
Net increase in cash and cash equivalents	46,200	4,493
Cash and cash equivalents at beginning of period	84,818	13,694
Cash and cash equivalents at end of period	$131,018	$18,187

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$3,958	$-
Cash paid for interest	804	1,974
Cash paid for operating leases	76	89

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	-	314
Investment securities purchases not yet settled	-	(659)
Operating lease asset and related lease liability recorded	219	-

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2021, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three-month and six-month interim periods ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.        Investments

A summary of investment securities available-for-sale is as follows:

	As of June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$36,694	$21	$(69)	$36,646
U. S. federal agency obligations	22,764	107	(19)	22,852
Municipal obligations, tax exempt	135,332	5,229	(35)	140,526
Municipal obligations, taxable	37,325	1,512	(58)	38,779
Agency mortgage-backed securities	98,010	2,084	(158)	99,936
Certificates of deposit	5,205	-	-	5,205
Total available-for-sale	$335,330	$8,953	$(339)	$343,944

	As of December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$2,000	$37	$-	$2,037
U. S. federal agency obligations	18,804	138	(18)	18,924
Municipal obligations, tax exempt	136,321	6,367	(12)	142,676
Municipal obligations, taxable	46,643	2,892	-	49,535
Agency mortgage-backed securities	75,530	3,108	-	78,638
Certificates of deposit	5,460	-	-	5,460
Total available-for-sale	$284,758	$12,542	$(30)	$297,270

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2021 and December 31, 2020. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of June 30, 2021
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	11	$24,141	$(69)	$-	$-	$24,141	$(69)
U.S. federal agency obligations	5	13,227	(19)	-	-	13,227	(19)
Municipal obligations, tax exempt	25	9,478	(35)	-	-	9,478	(35)
Municipal obligations, taxable	9	5,513	(58)	-	-	5,513	(58)
Agency mortgage-backed securities	10	30,467	(158)	-	-	30,467	(158)
Total	60	$82,826	$(339)	$-	$-	$82,826	$(339)

		As of December 31, 2020
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	4	$11,772	$(18)	$-	$-	$11,772	$(18)
Municipal obligations, tax exempt	12	4,191	(12)	-	-	4,191	(12)
Total	16	$15,963	$(30)	$-	$-	$15,963	$(30)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of June 30, 2021.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of June 30, 2021 and December 31, 2020.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of June 30, 2021, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2021 and December 31, 2020.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of June 30, 2021.

The table below sets forth amortized cost and fair value of investment securities at June 30, 2021. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$26,973	$27,036
Due after one year but within five years	196,435	199,738
Due after five years but within ten years	59,233	61,754
Due after ten years	52,689	55,416
Total	$335,330	$343,944

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the periods indicated:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Sales proceeds	$1,878	$-	$15,224	$44,508

Realized gains	$33	$-	$1,108	$1,772
Realized losses	-	-	-	(2)
Net realized gains	$33	$-	$1,108	$1,770

Securities with carrying values of $311.8 million and $282.2 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at June 30, 2021 and December 31, 2020, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.        Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2021	2020

One-to-four family residential real estate loans	$162,606	$157,984
Construction and land loans	27,092	26,106
Commercial real estate loans	189,093	172,307
Commercial loans	127,672	134,047
Paycheck protection program loans	61,236	100,084
Agriculture loans	89,667	96,532
Municipal loans	2,178	2,332
Consumer loans	25,676	24,122
Total gross loans	685,220	713,514
Net deferred loan fees and loans in process	(2,361)	(1,957)
Allowance for loan losses	(9,163)	(8,775)
Loans, net	$673,696	$702,782

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three and six months ended June 30, 2021
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at April 1, 2021	$897	$186	$3,257	$2,246	$-	$2,503	$6	$176	$9,271
Charge-offs	(58)	-	-	(72)	-	(50)	-	(48)	(228)
Recoveries	1	100	-	1	-	-	-	18	120
Provision for loan losses	(115)	(155)	155	413	-	(297)	(1)	-	-
Balance at June 30, 2021	$725	$131	$3,412	$2,588	$-	$2,156	$5	$146	$9,163

Balance at January 1, 2021	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775
Charge-offs	(81)	-	-	(72)	-	(50)	-	(89)	(292)
Recoveries	2	101	-	2	-	-	6	69	180
Provision for loan losses	(55)	(151)	930	270	-	(484)	(7)	(3)	500
Balance at June 30, 2021	$725	$131	$3,412	$2,588	$-	$2,156	$5	$146	$9,163

	Three and six months ended June 30, 2020
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at April 1, 2020	$653	$225	$1,628	$2,425	$-	$2,381	$7	$160	$7,479
Charge-offs	(20)	-	(120)	-	-	-	-	(36)	(176)
Recoveries	-	-	13	1	-	-	-	30	44
Provision for loan losses	74	48	172	(70)	-	184	(1)	(7)	400
Balance at June 30, 2020	$707	$273	$1,693	$2,356	$-	$2,565	$6	$147	$7,747

Balance at January 1, 2020	$501	$271	$1,386	$1,815	$-	$2,347	$7	$140	$6,467
Charge-offs	(20)	(100)	(120)	(33)	-	-	-	(123)	(396)
Recoveries	-	-	13	2	-	-	6	55	76
Provision for loan losses	226	102	414	572	-	218	(7)	75	1,600
Balance at June 30, 2020	$707	$273	$1,693	$2,356	$-	$2,565	$6	$147	$7,747

	As of June 30, 2021
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$504	$512	$-	$143	$-	$-	$1,159
Collectively evaluated for loss	725	131	2,908	2,076	-	2,013	5	146	8,004
Total	$725	$131	$3,412	$2,588	$-	$2,156	$5	$146	$9,163

Loan balances:
Individually evaluated for loss	$767	$966	$7,849	$1,333	$-	$3,836	$36	$-	$14,787
Collectively evaluated for loss	161,839	26,126	181,244	126,339	61,236	85,831	2,142	25,676	670,433
Total	$162,606	$27,092	$189,093	$127,672	$61,236	$89,667	$2,178	$25,676	$685,220

	As of December 31, 2020
(Dollars in thousands)	One-to-four family residential real estate loan	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$177	$22	$-	$67	$-	$-	$266
Collectively evaluated for loss	859	181	2,305	2,366	-	2,623	6	169	8,509
Total	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775

Loan balances:
Individually evaluated for loss	$914	$1,137	$8,119	$1,639	$-	$614	$36	$3	$12,462
Collectively evaluated for loss	157,070	24,969	164,188	132,408	100,084	95,918	2,296	24,119	701,052
Total	$157,984	$26,106	$172,307	$134,047	$100,084	$96,532	$2,332	$24,122	$713,514

The Company recorded net loan charge-offs of $108,000 during the second quarter of 2021 compared to net loan charge-offs of $132,000 during the second quarter of 2020. The Company recorded net loan charge-offs of $112,000 during the six months ended June 30, 2021 compared to net loan charge-offs of $320,000 during the six months ended June 30, 2020.

The Company’s impaired loans increased from $12.5 million at December 31, 2020 to $14.8 million at June 30, 2021. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2021 and December 31, 2020, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the six months ended June 30, 2021 and 2020.

The following tables present information on impaired loans:

	As of June 30, 2021
(Dollars in thousands)	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$767	$767	$767	$-	$-	$777	$4
Construction and land	2,701	966	966	-	-	1,020	11
Commercial real estate	7,849	7,849	2,394	5,455	504	7,883	19
Commercial	1,684	1,333	751	582	512	1,349	1
Agriculture	4,051	3,836	2,257	1,579	143	3,860	32
Municipal	36	36	36	-	-	36	-
Total impaired loans	$17,088	$14,787	$7,171	$7,616	$1,159	$14,925	$67

	As of December 31, 2020
(Dollars in thousands)	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$914	$914	$914	$-	$-	$925	$3
Construction and land	2,872	1,137	1,137	-	-	1,211	26
Commercial real estate	8,119	8,119	4,302	3,817	177	8,152	8
Commercial	1,990	1,639	1,543	96	22	1,984	43
Agriculture	829	614	538	76	67	618	67
Municipal	36	36	36	-	-	54	1
Consumer	3	3	3	-	-	4	-
Total impaired loans	$14,763	$12,462	$8,473	$3,989	$266	$12,948	$148

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at June 30, 2021 or December 31, 2020.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of June 30, 2021
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$10	$173	$-	$183	$605	$788	$161,818
Construction and land loans	-	-	-	-	687	687	26,405
Commercial real estate loans	-	-	-	-	7,849	7,849	181,244
Commercial loans	380	650	-	1,030	841	1,871	125,801
Paycheck protection program loans	-	-	-	-	-	-	61,236
Agriculture loans	306	338	-	644	3,315	3,959	85,708
Municipal loans	-	-	-	-	-	-	2,178
Consumer loans	23	1	-	24	-	24	25,652
Total	$719	$1,162	$-	$1,881	$13,297	$15,178	$670,042

Percent of gross loans	0.10%	0.17%	0.00%	0.27%	1.94%	2.21%	97.79%

(Dollars in thousands)	As of December 31, 2020
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$262	$185	$-	$447	$749	$1,196	$156,788
Construction and land loans	-	-	-	-	694	694	25,412
Commercial real estate loans	-	-	-	-	8,119	8,119	164,188
Commercial loans	832	-	-	832	874	1,706	132,341
Paycheck protection program loans	-	-	-	-	-	-	100,084
Agriculture loans	206	29	-	235	76	311	96,221
Municipal loans	-	-	-	-	-	-	2,332
Consumer loans	15	1	-	16	3	19	24,103
Total	$1,315	$215	$-	$1,530	$10,515	$12,045	$701,469

Percent of gross loans	0.19%	0.03%	0.00%	0.22%	1.47%	1.69%	98.31%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2021 and 2020 would have increased interest income by $584,000 and $239,000, respectively. No interest income related to non-accrual loans was included in interest income for the six months ended June 30, 2021 and 2020.

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

The following table provides information on the Company’s risk categories by loan class:

	As of June 30 2021		As of December 31, 2020
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$159,159	$3,447	$154,985	$2,999
Construction and land loans	26,405	687	25,412	694
Commercial real estate loans	178,308	10,785	161,661	10,646
Commercial loans	125,697	1,975	132,023	2,024
Paycheck protection program loans	61,236	-	100,084	-
Agriculture loans	83,487	6,180	87,662	8,870
Municipal loan	2,178	-	2,332	-
Consumer loans	25,676	-	24,119	3
Total	$662,146	$23,074	$688,278	$25,236

At June 30, 2021, the Company had ten loan relationships consisting of 17 outstanding loans that were classified as TDRs. During the three and six months ended June 30, 2021, a commercial loan relationship consisting of five loans was modified after the originally being classified as a TDR in 2020. The borrower liquidated some of the collateral securing the loans and refinanced the remaining balance of $479,000 into one loan which retained a TDR classification. During the six months ended June 30, 2021, one commercial loan totaling $47,000 was classified as a TDR after extending the maturity of the loan. The restructuring changed the payment terms to match the borrower’s cash flows. The Company had previously charged-off $100,000 of the loan due to a collateral shortfall. A construction and land loan previously classified as TDR in 2012 paid off during the first six months of 2021. There were no loans classified as TDRs during the first three months of 2020. One commercial loan relationship with five loans totaling $827,000 were classified as TDRs during the three months and six months ended June 30, 2020. The Company modified the five commercial loans to interest only as a result of the impact of the Coronavirus Disease 2019 (COVID-19) pandemic. Because the borrower was experiencing financial difficulties prior to the pandemic, the loans were classified as TDRs.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of June 30, 2021 and 2020. The Company did not record any charge-offs against loans classified as TDRs in the first six months of 2021 or 2020. A credit provision for loan losses of $3,000 was recorded against TDRs in the three months ended June 30, 2021 as compared to no provision for loan losses in the three months ended June 30, 2020. A credit provision for loan losses of $6,000 was recorded against TDRs in the six months ended June 30, 2021 as compared to no provision for loan losses in the six months ended June 30, 2020. The Company allocated $3,000 of the allowance for loan losses recorded against loans classified as TDRs at June 30, 2021 compared to $9,000 at December 31, 2020.

The following table presents information on loans that are classified as TDRs:

	As of June 30, 2021			As of December 31, 2020
(Dollars in thousands)	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$162	2	$-	$165
Construction and land loans	4	687	279	5	693	443
Commercial real estate loans	2	1,227	-	2	1,227	-
Commercial loans	4	73	492	7	33	765
Agriculture loans	4	-	521	4	-	538
Municipal loan	1	-	36	1	-	36
Total	17	$1,987	$1,490	21	$1,953	$1,947

As of June 30, 2021, the Company had one loan modification with an outstanding loan balance of $3.8 million in connection with the COVID-19 pandemic. This modification consisted of the deferral of principal payments. The Company also entered into short-term forbearance plans or short-term repayment plans on one one-to-four family residential mortgage loans totaling $56,000 as of June 30, 2021. Consistent with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Joint Interagency Regulatory Guidance, these loan modifications were not classified as TDRs and are excluded from the table above.

4.        Goodwill and Other Intangible Assets

         The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2020 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first six months of 2021 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of June 30, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,890)	$128
Lease intangible asset	350	(346)	4
Total other intangible assets	$2,368	$(2,236)	$132

(Dollars in thousands)	As of December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,838)	$180
Lease intangible asset	350	(324)	26
Total other intangible assets	$2,368	$(2,162)	$206

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2021 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2021	$48
2022	58
2023	26
Total	$132

5.        Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	June 30, 2021	December 31, 2020
FHLMC	$685,362	$639,875
FHLB	21,261	28,157
Total	$706,623	$668,032

Custodial escrow balances maintained in connection with serviced loans were $7.0 million and $5.8 million at June 30, 2021 and December 31, 2020, respectively. Gross service fee income related to such loans was $442,000 and $367,000 for the three months ended June 30, 2021 and 2020, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $873,000 and $724,000 for the six months ended June 30, 2021 and 2020, respectively.

Activity for mortgage servicing rights was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2021	2020	2021	2020
Mortgage servicing rights:
Balance at beginning of period	$3,966	$2,428	$3,726	$2,446
Additions	553	757	1,192	969
Amortization	(376)	(379)	(775)	(609)
Balance at end of period	$4,143	$2,806	$4,143	$2,806

The fair value of mortgage servicing rights was $5.9 million and $4.4 million at June 30, 2021 and December 31, 2020, respectively. Fair value at June 30, 2021 was determined using discount rates ranging from 8.79% to 12.00%; prepayment speeds ranging from 6.15% to 25.32%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.34%. Fair value at December 31, 2020 was determined using discount rates ranging from 8.78% to 12.00%; prepayment speeds ranging from 7.10% to 29.61%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.36%.

The Company had a mortgage repurchase reserve of $226,000 at June 30, 2021 and $235,000 at December 31, 2020, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged a $9,000 loss against the reserve during the first six months ended June 30, 2021. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first six months of 2020. As of June 30, 2021, the Company did not have any outstanding mortgage repurchase requests.

6.         Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three and six months ended June 30, 2021 included all unexercised stock options because no stock options were anti-dilutive during such period. The diluted earnings per share computation for the three and six months ended June 30, 2020 excluded 105,041 of unexercised stock options because their inclusion would have been anti-dilutive during such period. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2021	2020	2021	2020
Net earnings	$4,980	$5,100	$10,347	$8,463

Weighted average common shares outstanding - basic (1)	4,756,604	4,720,800	4,754,744	4,764,686
Assumed exercise of stock options (1)	8,200	19,229	7,144	19,175
Weighted average common shares outstanding - diluted (1)	4,764,804	4,740,029	4,761,888	4,783,861
Earnings per share (1):
Basic	$1.05	$1.08	$2.18	$1.78
Diluted	$1.04	$1.08	$2.17	$1.77

(1)	Share and per share values for the periods ended June 30, 2020 have been adjusted to give effect to the 5% stock dividend paid during December 2020.

7.       Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $4.5 million at June 30, 2021 and $6.4 million at December 31, 2020, which were secured by $6.8 million and $8.7 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of June 30, 2021
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$2,150	$-	$-	$-	$2,150
Agency mortgage-backed securities	2,384	-	-	-	2,384
Total	$4,534	$-	$-	$-	$4,534

	As of December 31, 2020
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$2,412	$-	$-	$-	$2,412
Agency mortgage-backed securities	3,959	-	-	-	3,959
Total	$6,371	$-	$-	$-	$6,371

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2021	2020	2021	2020
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$653	$543	$1,325	$1,416
Other	183	164	346	310
Interchange income	845	593	1,569	1,128
Loan servicing fees (1)	442	367	873	724
Office lease income (1)	165	162	331	324
Gains on sales of loans (1)	2,864	4,824	6,004	6,017
Bank owned life insurance income (1)	153	154	301	308
Gains on sales of investment securities (1)	33	-	1,108	1,770
Gains (losses) on sales of real estate owned	-	(44)	5	(45)
Other	135	209	336	373
Total non-interest income	$5,473	$6,972	$12,198	$12,325

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first six months of 2021 or 2020.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2021 and December 31, 2020, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of June 30, 2021
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$131,018	$131,018	$-	$-	$131,018
Investment securities available-for-sale	343,944	36,646	307,298	-	343,944
Bank stocks, at cost	3,220	n/a	n/a	n/a	n/a
Loans, net	673,696	-	-	685,738	685,738
Loans held for sale	10,952	-	10,952	-	10,952
Accrued interest receivable	4,351	89	1,644	2,618	4,351
Derivative financial instruments	1,103	-	1,103	-	1,103

Financial liabilities:
Non-maturity deposits	$(962,024)	$(962,024)	$-	$-	$(962,024)
Certificates of deposit	(115,739)	-	(115,877)	-	(115,877)
Subordinated debentures	(21,651)	-	(16,208)	-	(16,208)
Other borrowings	(4,534)	-	(4,534)	-	(4,534)
Accrued interest payable	(148)	-	(148)	-	(148)

	As of December 31, 2020
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$84,818	$84,818	$-	$-	$84,818
Investment securities available-for-sale	297,270	2,037	295,233	-	297,270
Bank stocks, at cost	4,473	n/a	n/a	n/a	n/a
Loans, net	702,782	-	-	718,071	718,071
Loans held for sale	15,533	-	15,533	-	15,533
Accrued interest receivable	4,885	-	1,697	3,188	4,885
Derivative financial instruments	1,796	-	1,796	-	1,796

Financial liabilities:
Non-maturity deposits	$(882,277)	$(882,277)	$-	$-	$(882,277)
Certificates of deposit	(133,750)	-	(134,048)	-	(134,048)
Subordinated debentures	(21,651)	-	(15,232)	-	(15,232)
Other borrowings	(6,371)	-	(6,371)	-	(6,371)
Accrued interest payable	(168)	-	(168)	-	(168)
Derivative financial instruments	(466)	-	(466)	-	(466)

Transfers

The Company did not transfer any assets or liabilities among levels during the three or six months ended June 30, 2021 or during the year ended December 31, 2020.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2021
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$36,646	$36,646	$-	$-
U. S. federal agency obligations	22,852	-	22,852	-
Municipal obligations, tax exempt	140,526	-	140,526	-
Municipal obligations, taxable	38,779	-	38,779	-
Agency mortgage-backed securities	99,936	-	99,936	-
Certificates of deposit	5,205	-	5,205	-
Loans held for sale	10,952	-	10,952	-
Derivative financial instruments	1,103	-	1,103	-

		As of December 31, 2020
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,037	$2,037	$-	$-
U. S. federal agency obligations	18,924	-	18,924	-
Municipal obligations, tax exempt	142,676	-	142,676	-
Municipal obligations, taxable	49,535	-	49,535	-
Agency mortgage-backed securities	78,638	-	78,638	-
Certificates of deposit	5,460	-	5,460	-
Loans held for sale	15,533	-	15,533	-
Derivative financial instruments	1,796	-	1,796	-
Liability:
Derivative financial instruments	(466)	-	(466)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2021	2020
Aggregate fair value	$10,952	$15,533
Contractual balance	10,843	15,151
Gain	$109	$382

The Company’s derivative financial instruments consist of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale. The fair values of these derivatives are based on quoted prices for similar loans in the secondary market. The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sales of loans, net in the consolidated statements of earnings. The total amount of gains from changes in fair value of derivative financial instruments included in earnings were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Total change in fair value	$(654)	$2,006	$(227)	$1,972

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $14.8 million and $12.5 million, with an allocated allowance of $1.2 million and $266,000, at June 30, 2021 and December 31, 2020, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

	Fair value	Valuation technique	Unobservable inputs	Range
(Dollars in thousands)
As of June 30, 2021
Impaired loans:
Commercial real estate	$4,951	Sales comparison	Adjustment to appraised value	15%-20%
Commercial	70	Sales comparison	Adjustment to comparable sales	0%-72%
Agriculture	1,436	Sales comparison	Adjustment to appraised value	0%
Real estate owned:
One-to-four family residential real estate	-	Sales comparison	Adjustment to appraised value	100%

As of December 31, 2020
Impaired loans:
Commercial real estate	$3,640	Sales comparison	Adjustment to appraised value	20%
Commercial	74	Sales comparison	Adjustment to comparable sales	0%-69%
Agriculture	9	Sales comparison	Adjustment to appraised value	20%
Real estate owned:
One-to-four family residential real estate	48	Sales comparison	Adjustment to appraised value	10%

10. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rule includes a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, equal to 2.5% of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements for the common equity Tier 1 capital ratio, and Tier 1 capital and total risk based capital ratios.

As of June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2021 and December 31, 2020:

					To be well-capitalized
			For capital		under regulatory
	Actual		adequacy purposes		guidelines
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2021
Leverage	$129,817	10.55%	$49,205	4.0%	$61,507	5.0%
Common Equity Tier 1 Capital	108,817	14.73%	51,721	7.0%	48,027	6.5%
Tier 1 Capital	129,817	17.57%	62,804	8.5%	59,110	8.0%
Total Risk Based Capital	139,091	18.82%	77,581	10.5%	73,887	10.0%

As of December 31, 2020
Leverage	$121,068	10.70%	$45,262	4.0%	$56,577	5.0%
Common Equity Tier 1 Capital	100,068	13.77%	50,866	7.0%	47,233	6.5%
Tier 1 Capital	121,068	16.66%	61,766	8.5%	58,133	8.0%
Total Risk Based Capital	129,983	17.89%	76,300	10.5%	72,666	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at June 30, 2021 and December 31, 2020:

					To be well-capitalized
					under prompt
			For capital		corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2021
Leverage	$126,504	10.31%	$49,074	4.0%	$61,343	5.0%
Common Equity Tier 1 Capital	126,504	17.14%	51,657	7.0%	47,967	6.5%
Tier 1 Capital	126,504	17.14%	62,726	8.5%	59,036	8.0%
Total Risk Based Capital	135,729	18.39%	77,485	10.5%	73,795	10.0%

As of December 31, 2020
Leverage	$118,174	10.47%	$45,139	4.0%	$56,423	5.0%
Common Equity Tier 1 Capital	118,174	16.27%	50,829	7.0%	47,199	6.5%
Tier 1 Capital	118,174	16.27%	61,721	8.5%	58,091	8.0%
Total Risk Based Capital	127,089	17.50%	76,244	10.5%	72,613	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

11. Impact of Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for only purchased credit impaired loans. Under prior GAAP, a purchased loan’s contractual balance was adjusted to fair value through a credit discount, and no reserve was recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. Because the Company is a smaller reporting company, the proposed delay is applicable to the Company, and the Company plans to delay the implementation of CECL until January 1, 2023. Management has initiated an implementation committee that has implemented a process to collect the data and is utilizing a vendor solution for the new standard. Initial calculations estimate the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time. Management is utilizing the delay to continue to refine and back test the CECL calculation. The internal controls over financial reporting specifically related to CECL are in the design stage and are currently being evaluated.

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

12. COVID-19 Pandemic

The COVID-19 pandemic in the United States caused a substantial disruption to the economy, employment and financial markets and continues to have a complex and significant adverse impact on the economy, the banking industry and the Company. Additional federal government stimulus, declining COVID-19 cases and the distribution of vaccines may lead to positive impacts on the economy and employment while new variants of COVID-19 present risks to the recovery. The Company’s pandemic response plan continues to focus foremost on the safety and well-being of our customers and associates. The COVID-19 pandemic could adversely impact our customers, employees or vendors which may impact our operations and financial results. The COVID-19 pandemic may cause economic declines in excess of current projections, or if the pandemic lasts longer than currently projected, the Company’s provision for loan losses may remain elevated or increase in future periods. The Company may see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic and will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19. The COVID-19 pandemic may also impact the Company’s deposit balances and service charge income. In addition, the fair value of certain assets may be adversely impacted by the pandemic and the economic downturn, including the fair value of goodwill, mortgage servicing rights and other real estate. These declines could result in impairments in future periods. The pandemic has caused a significant decline in market interest rates which may cause our net interest margin to continue to decline. At this time, the full impact of the COVID-19 pandemic on the Company’s financial statements is uncertain.

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

Landmark Risk Management, Inc., which was formed and began operations on May 31, 2017, is a Nevada-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in the current insurance marketplace. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

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

Significant Developments – Impact of COVID-19. The COVID-19 pandemic in the United States has had and continues to have a complex and significant adverse impact on the economy, the banking industry and the Company.

Effects on Our Business. The COVID-19 pandemic, federal, state and local government responses to the pandemic, and the effects of existing and future variants of the disease, such as the Delta variant, have had, and are expected to continue to have, a significant impact on our business. In particular, a significant portion of the Bank’s borrowers in the retail, restaurant and hospitality industries were adversely impacted by the COVID-19 pandemic. Future outbreaks may impact these customers, which may cause them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness. The decline in interest rates as a result of the COVID-19 pandemic has increased our origination of one-to-four family residential mortgage loans, as the lower interest rates drove an increase in refinancing and sales. Future outbreaks will not likely cause a similar increase in origination volumes. The economic conditions as a result of COVID-19 has impacted our commercial real estate portfolio, as cash flows and collateral values were impacted by the economic downturn. Future outbreaks may negatively impact these borrowers and the value of the collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations may be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	We established a pandemic response team, which has been meeting as needed since mid-March 2020 to address changes resulting from the COVID-19 pandemic. Some of our associates are still working from home, and for those that remain in our bank facilities, we have enhanced safety precautions in place for their safety. We have repositioned associates to support our customer care call center to handle increased volumes of customer requests and to support our customers’ access to our digital banking platforms.
●	As a preferred lender with the SBA, we were able and prepared to immediately respond to help existing and new clients access the PPP authorized by the CARES Act. In addition, we were a participating lender in the second round of PPP lending. From the beginning of the PPP through June 30, 2021, we funded 2,195 PPP loans totaling approximately $186.0 million. We are actively working with the PPP loan borrowers through the SBA’s loan forgiveness process. As of June 30, 2021, we had approximately $61.2 million of PPP loans outstanding.
●	As of June 30, 2021, we had entered into short-term forbearance plans and short-term repayment plans on one one-to-four family residential mortgage loan totaling $56,000. We continue to work with our customers by offering loan forbearance and modifications to those borrowers impacted by COVID-19.
●	As of June 30, 2021, we had one loan modification on an outstanding loan balance of $3.8 million in connection with the COVID-19 pandemic that had not yet returned to contractual terms. This modification consisted of the deferral of principal payments. As of December 31, 2020, we had six loan modifications on outstanding loan balances of $7.2 million in connection with COVID-19 pandemic.
●	With the safety and well-being of our customers and associates foremost in mind, we initially limited access to our bank lobbies while keeping our drive-thru lanes open and encouraging our customers to use our online and mobile banking applications or call our customer care call center. Currently our bank lobbies are open to customers, but we continue to evaluate this option as the number of COVID-19 cases fluctuate in our communities.

In July 2021, we declared our 80th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the projected length and depth of any economic recession. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

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

Summary of Results. During the second quarter of 2021, we recorded net earnings of $5.0 million, which was a decrease of $120,000, or 2.4%, from the $5.1 million of net earnings in the second quarter of 2020. During the first six months of 2021, we recorded net earnings of $10.3 million, which was an increase of $1.9 million, or 22.3%, from the $8.5 million of net earnings in the first six months of 2020. The increase in net earnings during the first six months of 2021 was primarily driven by a $2.5 million increase in net interest income and a $1.1 million decrease in our provision for loan losses.

The following table summarizes earnings and key performance measures for the periods presented:

	As of or for the		As of or for the
	three months ended June 30,		six months ended June 30,
(Dollars in thousands, except per share amounts)	2021	2020	2021	2020
Net earnings:
Net earnings	$4,980	$5,100	$10,347	$8,463
Basic earnings per share (1)	$1.05	$1.08	$2.18	$1.78
Diluted earnings per share (1)	$1.04	$1.08	$2.17	$1.77
Earnings ratios:
Return on average assets (2)	1.59%	1.87%	1.68%	1.62%
Return on average equity (2)	15.40%	18.08%	16.22%	15.18%
Equity to total assets	10.58%	10.48%	10.58%	10.48%
Net interest margin (2) (3)	3.54%	3.72%	3.53%	3.69%
Dividend payout ratio	19.23%	17.70%	18.43%	21.51%

(1)	Per share values for the periods ended June 30, 2020 have been adjusted to give effect to the 5% stock dividend paid during December 2020.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $10.4 million for the quarter ended June 30, 2021 increased $721,000, or 7.5%, as compared to the same period of 2020. Interest income on loans increased $1.1 million, or 13.8%, to $8.8 million for the quarter ended June 30, 2021, compared to the same period of 2020 due in part to an increase in our average loan balances, which increased from $674.1 million in the second quarter of 2020 to $709.9 million in the second quarter of 2021. Our average loan balances included average PPP loans of $97.5 million in the second quarter of 2021 and $130.8 million in the second quarter of 2020. Also contributing to the higher interest income on loans were higher yields on loans, which increased from 4.64% in the second quarter of 2020 to 5.00% in the second quarter of 2021. The increase in yields on loans was driven by an increase in interest income on PPP loans, which increased from $665,000 in the second quarter of 2020 to $2.2 million in the second quarter of 2021. A significant amount of PPP loans were forgiven in the second quarter of 2021 which increased the yields on PPP loans from 2.53% in the second quarter of 2020 to 8.95% in the second quarter of 2021 as the remaining unamortized loan origination fees were recognized. Excluding PPP loans, our loan portfolio generally repriced lower during the second quarter of 2021 in the current low interest rate environment. We anticipate our loan portfolio will continue to reprice lower until market interest rates increase. Interest income on investment securities decreased $353,000, or 18.8%, to $1.5 million for the second quarter of 2021, as compared to $1.9 million in the same period of 2020. The decrease in interest income on investment securities was primarily the result of lower yields on investment securities, which decreased from 2.67% in the second quarter of 2020 to 2.00% in the second quarter of 2021. Partially offsetting the lower yields was an increase in the average balances of investment securities which increased from $313.9 million in the second quarter of 2020 to $340.3 million in the second quarter of 2021.

Interest income of $20.4 million for the six months ended June 30, 2021 increased $1.4 million, or 7.4%, as compared to the same period of 2020. Interest income on loans increased $2.4 million, or 15.8%, to $17.2 million for the six months ended June 30, 2021, compared to the same period of 2020 due mainly to an increase in our average loan balances, which increased from $610.5 million during the first six months of 2020 to $720.0 million during the first six months of 2021. Partially offsetting the higher average balances were lower yields on loans, which decreased from 4.91% in the six months ended June 30, 2020 to 4.83% during the six months ended June 30, 2021. Our average loan balances included average PPP loans of $104.2 million in the six months ended June 30, 2021 compared to $51.4 million the same period of 2020. Interest income on PPP loans increased from $665,000 in the first six months of 2020 to $3.3 million in the first six months of 2021. The yield on PPP loans increased from 2.60% in the first half of 2020 to 6.37% in the first half of 2021. Interest income on investment securities decreased $956,000, or 23.5%, to $3.1 million for the first six months of 2021, as compared to $4.1 million in the same period of 2020. The decrease in interest income on investment securities was the result of lower average balances, which decreased from $337.6 million in the first six months of 2020 compared to $323.8 million in the first six months of 2021, and lower yields, which decreased from 2.67% in the first six months of 2020 to 2.16% in the first six months of 2021.

Interest Expense. Interest expense during the quarter ended June 30, 2021 decreased $244,000, or 39.0%, to $382,000 as compared to the same period of 2020. Interest expense on interest-bearing deposits decreased $200,000, or 43.4%, to $261,000 for the quarter ended June 30, 2021 as compared to the same period of 2020. Our total cost of interest-bearing deposits decreased from 0.28% in the second quarter of 2020 to 0.14% in the second quarter of 2021 as a result of lower rates paid on money market and checking accounts, as the rates reprice based on market indexes, and lower rates on our certificates of deposit. Partially offsetting the lower interest expense rates was an increase in average interest-bearing deposit balances, which increased from $654.4 million in the second quarter of 2020 to $771.7 million in the second quarter of 2021. For the second quarter of 2021, interest expense on borrowings decreased $44,000, or 26.7%, to $121,000 as compared to the same period of 2020 due to a decrease in our average outstanding borrowings, which decreased from $39.0 million in the second quarter of 2020 to $26.0 million in the same period of 2021. Partially offsetting the lower average balance of borrowings were slightly higher rates, which increased from 1.70% in the second quarter of 2020 to 1.86% in the same period of 2021.

Interest expense during the six months ended June 30, 2021 decreased $1.1 million, or 57.4%, to $784,000 as compared to the same period of 2020. Interest expense on interest-bearing deposits decreased $902,000, or 62.5%, to $542,000 for the six months ended June 30, 2021 as compared to the same period of 2020. The decrease in interest expense on interest-bearing deposits was the result of lower rates paid on money market and checking accounts, as the rates reprice based on market indexes, and lower rates on our certificates of deposit. The average rate of interest-bearing deposits decreased 31 basis points to 0.14% for the first six months of 2021 as compared to 0.45% in the same period of 2020. Partially offsetting the lower rates was an increase in average interest-bearing deposit balances, which increased from $649.6 million in the first six months of 2020 to $767.2 million in the same period of 2021. For the first six months of 2020, interest expense on borrowings decreased $156,000, or 39.2%, to $242,000 as compared to the same period of 2020, due primarily to a decrease in our average outstanding borrowings, which decreased from $40.1 million in the first six months of 2020 to $26.8 million in the first six months of 2021. Also contributing to the lower interest expense on borrowings were lower average rates on our borrowings, which decreased to 1.82% for the first six months of 2021 compared to 2.00% for the same period of 2020.

Net Interest Income. Net interest income increased $965,000, or 10.7%, to $10.0 million for the second quarter of 2021 compared to the same period of 2020. The increase in net interest income was primarily a result of higher yields on PPP loans and an increase of 10.9% in average interest-earning assets, from $999.3 million in the second quarter of 2020 to $1.2 billion for the same period of 2021. The increase in average interest-earning assets was primarily due to growth in the average balances of interest-bearing deposits at banks, loans which includes PPP loans, and investment securities. The higher balances of cash were the result of deposit growth and negatively impacted our net interest margin. Our net interest margin, on a tax-equivalent basis, decreased from 3.72% during the second quarter of 2020 to 3.54% in the same period of 2021.

Net interest income increased $2.5 million, or 14.3%, to $19.6 million for the first six months of 2021 compared to the same period of 2020. The increase was primarily due to higher yields on PPP loans and a result of a 19.6% increase in average interest-earning assets, from $955.9 million in the first six months of 2020 to $1.1 billion in the first six months of 2021. The increase average interest-earning assets was primarily due to growth in our average loan balances. Net interest margin, on a tax-equivalent basis, decreased from 3.69% in the first six months of 2020 to 3.53% in the same period of 2021.

As a result of the COVID-19 pandemic, we have originated approximately $186.0 million of PPP loans from April 3, 2020, the first day of the program, through May 31, 2021, the last day of the program. These loans have an interest rate of 1.00% plus the amortization of the origination fee. The maturity date of these loans is two to five years from the date of borrowing unless the borrower’s loan is forgiven, in which case the loan may be repaid sooner. The yield on PPP loans incorporating the acceleration of the origination fee can vary significantly based on the number of loans forgiven, which may increase or decrease our net interest margin. In addition, the economic effects of the COVID-19 pandemic have slowed our origination of new loans, excluding PPP loans, which may lead to lower net interest income and net interest margin in future periods. The continuation of the low market interest rates will also likely adversely impact our net interest income and net interest margin as a result of lower yields on loans and investment securities exceeding the benefit of a lower cost of funds.

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

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$104,918	$24	0.09%	$11,299	$4	0.14%
Investment securities (1)	340,306	1,697	2.00%	313,872	2,087	2.67%
Loans receivable, net (2)	709,872	8,846	5.00%	674,149	7,772	4.64%
Total interest-earning assets	1,155,096	10,567	3.67%	999,320	9,863	3.97%
Non-interest-earning assets	98,899			98,083
Total	$1,253,995			$1,097,403

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$506,479	$126	0.10%	$412,894	$139	0.14%
Savings accounts	145,498	13	0.04%	112,994	10	0.04%
Certificates of deposit	119,751	122	0.41%	128,545	312	0.98%
Total interest-bearing deposits	771,728	261	0.14%	654,433	461	0.28%
Subordinate debentures and other borrowings	26,038	121	1.86%	38,964	165	1.70%
Total interest-bearing liabilities	797,766	382	0.19%	693,397	626	0.36%
Non-interest-bearing liabilities	326,485			290,535
Stockholders’ equity	129,744			113,471
Total	$1,253,995			$1,097,403

Interest rate spread (3)			3.48%			3.61%
Net interest margin (4)		$10,185	3.54%		$9,237	3.72%
Tax-equivalent interest - imputed		205			222
Net interest income		$9,980			$9,015

Ratio of average interest-earning assets to average interest-bearing liabilities			144.8%			144.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$99,450	$46	0.09%	$7,765	$15	0.39%
Investment securities (1)	323,767	3,469	2.16%	337,568	4,484	2.67%
Loans receivable, net (2)	719,985	17,255	4.83%	610,529	14,904	4.91%
Total interest-earning assets	1,143,202	20,770	3.66%	955,862	19,403	4.08%
Non-interest-earning assets	98,953			95,079
Total	$1,242,155			$1,050,941

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$503,805	$251	0.10%	$402,961	$653	0.33%
Savings accounts	139,186	24	0.03%	107,366	19	0.04%
Time deposit	124,252	267	0.43%	139,292	772	1.11%
Total deposits	767,243	542	0.14%	649,619	1,444	0.45%
FHLB advances and other borrowings	26,805	242	1.82%	40,052	398	2.00%
Total interest-bearing liabilities	794,048	784	0.20%	689,671	1,842	0.54%
Non-interest-bearing liabilities	319,439			249,150
Stockholders’ equity	128,668			112,120
Total	$1,242,155			$1,050,941

Interest rate spread (3)			3.46%			3.54%
Net interest margin (4)		$19,986	3.53%		$17,561	3.69%
Tax-equivalent interest - imputed		415			444
Net interest income		$19,571			$17,117

Ratio of average interest-earning assets to average interest-bearing liabilities			144.0%			138.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2021 vs 2020			2021 vs 2020
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$21	$(1)	$20	$33	$(2)	$31
Investment securities	197	(587)	(390)	(179)	(836)	(1,015)
Loans	436	638	1,074	2,586	(235)	2,351
Total	654	50	704	2,440	(1,073)	1,367
Interest expense:
Deposits	112	(312)	(200)	322	(1,224)	(902)
Other borrowings	(61)	17	(44)	(123)	(33)	(156)
Total	51	(295)	(244)	199	(1,257)	(1,058)
Net interest income	$603	$345	$948	$2,241	$184	$2,425

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

During the second quarter of 2021, we did not record a provision for loan losses compared to a provision of $400,000 in the second quarter of 2020. We recorded net loan charge-offs of $108,000 during the second quarter of 2021 compared to net loan charge-offs of $132,000 during the second quarter of 2020. Improving economic conditions offset an increase in the allowance for loan losses specifically allocated to impaired loans, resulting in no provision for loan losses during the second quarter of 2021.

During the first six months of 2021, we recorded a provision for loan losses of $500,000 compared to $1.6 million during the same period of 2020. We recorded net loan charge-offs of $112,000 during the six months ended June 30, 2021 compared to $320,000 during the same period of 2020. The increase in our provision for loan losses during 2020 was primarily due to the estimated economic impact of the COVID-19 pandemic. If the COVID-19 pandemic causes economic declines in excess of our estimations, or if the pandemic lasts longer than currently projected, our provision for loan losses may increase in future periods. We may see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic. We will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $5.5 million in the second quarter of 2021, a decrease of $1.5 million, or 21.5%, from the same period in 2020, primarily as a result of a decrease of $2.0 million in gains on sales of loans. Our gains on sales of loans decreased as our originations of secondary market one-to-four family residential real estate loans slowed due to the increase in mortgage interest rates and decreased inventory in the housing market in Landmark’s market areas. Partially offsetting this decrease was an increase of $399,000 in fees and services charges due to higher interchange and servicing fees offset in part by lower overdraft fees and a $33,000 in gain on sales of investment securities during the second quarter of 2021.

Total non-interest income was $12.2 million in the first half of 2021, a decrease of $127,000, or 1.0%, from the first half of 2020. The decrease in non-interest income was primarily due to a decrease of $662,000 gains on sales of investment securities as a result of the Company recording $1.8 million in net gains on sales of investment securities during the first six months of 2020 compared to net gains of $1.1 million in the same period of 2021. Partially offsetting the decrease in gains on sales of investment securities was a $470,000 increase in fees and services charges due to higher interchange and servicing fees offset in part by lower overdraft fees.

Non-interest Expense. Non-interest expense totaled $9.2 million for the second quarter of 2021, an increase of $74,000, or 0.8%, from $9.1 million for the second quarter of 2020. The increase was primarily due to an increase of $141,000 in other non-interest expense which was primarily a result of costs associated with the PPP loan forgiveness process. Also contributing to higher expenses were increases of $80,000 in professional fees, $53,000 in data processing fees and $42,000 in occupancy and equipment fees. Partially offsetting these increases was a decrease of $230,000 in compensation and benefits due to lower one-to-four family residential mortgage commissions.

Non-interest expense totaled $18.3 million for the first six months of 2021, an increase of $1.0 million or 6.0%, from $17.2 million for the first six months of 2020. The increase was primarily due an increase of $500,000 in other non-interest expense which was primarily related to costs associated with the PPP loan forgiveness process and one-to-four family residential mortgage lending. Also contributing to higher expenses were increases of $148,000 in amortization of mortgage servicing rights and other intangibles resulting from accelerated prepayments on mortgage servicing rights, $129,000 in compensation and benefits, $129,000 in data processing fees, and $108,000 in professional fees.

Income Tax Expense. During the second quarter of 2021, we recorded income tax expense of $1.3 million, compared to $1.4 million during the same period of 2020. Our effective tax rate decreased from 21.2% in the second quarter of 2020 to 20.5% in the second quarter of 2021.

We recorded income tax expense of $2.7 million for the first six months of 2021 compared to $2.2 million in the same period of 2020. Our effective tax rate was 20.3% in the first half of 2020 compared to 20.4% in the first half of 2021.

Financial Condition. Economic conditions in the United States deteriorated during 2020 as the impact of COVID-19 caused portions of the economy to shut down or be subject to operating restrictions. On March 28, 2020, a stay at home order was issued for the entire state of Kansas, which expanded previously issued local orders. This stay at home order was lifted on May 3, 2020 with a phased approach to reopening the Kansas economy. The State of Kansas and the geographic markets in which the Company operates were significantly impacted by this pandemic; however, the economic reopening has driven a rebound in the regional economy. The Company’s allowance for loan losses included estimates of the economic impact of COVID-19 on our loan portfolio. COVID-19 may continue to cause an increase in our delinquent and non-accrual loans as the economic slowdown continues to impact our customers. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise as a result of COVID-19, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $62.4 million, or 5.3%, from December 31, 2020 to $1.3 billion at June 30, 2021.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At June 30, 2021, our allowance for loan losses totaled $9.2 million, or 1.34% of gross loans outstanding, compared to $8.8 million, or 1.23% of gross loans outstanding, at December 31, 2020. Our allowance for loan losses as a percentage of gross loans outstanding, excluding PPP loans of $61.2 million at June 30, 2021 and $100.1 million at December 31, 2020, was 1.47% at June 30, 2021 compared to 1.43% at December 31, 2020. This reflects a more comparable ratio to periods prior to PPP, as no allowance for loan losses has been allocated to PPP loans since they are guaranteed by the Small Business Administration.

As of June 30, 2021 and December 31, 2020, approximately $23.1 million and $25.2 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance was sufficient to cover the risks and probable incurred losses related to such loans at June 30, 2021 and December 31, 2020, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.9 million, or 0.27% of gross loans, at June 30, 2021, compared to $1.5 million, or 0.22% of gross loans, at December 31, 2020. At June 30, 2021, $13.3 million in loans were on non-accrual status, or 1.94% of gross loans, compared to $10.5 million, or 1.47% of gross loans, at December 31, 2020. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at June 30, 2021 or December 31, 2020. Our impaired loans totaled $14.8 million at June 30, 2021 compared to $12.5 million at December 31, 2020. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2021 and December 31, 2020 was related to TDRs that were accruing interest but still classified as impaired.

At June 30, 2021, the Company had ten loan relationships consisting of 17 outstanding loans that were classified as TDRs. During the three and six months ended June 30, 2021, a commercial loan relationship consisting of five loans was modified after the originally being classified as a TDR in 2020. The borrower liquidated some of the collateral securing the loans and refinanced the remaining balance of $479,000 into one loan which retained a TDR classification. During the six months ended June 30, 2021, one commercial loan totaling $47,000 was classified as a TDR after extending the maturity of the loan. The restructuring changed the payment terms to match the borrower’s cash flows. The Company had previously charged-off $100,000 of the loan due to a collateral shortfall. A construction and land loan previously classified as TDR in 2012 paid off during the first six months of 2021. There were no loans classified as TDRs during the first three months of 2020. One commercial loan relationship with five loans totaling $827,000 were classified as TDRs during the three months and six months ended June 30, 2020. The Company modified the five commercial loans to interest only as a result of the impact of COVID-19 pandemic. Because the borrower was experiencing financial difficulties prior to the pandemic the loans were classified as TDRs.

As of June 30, 2021, the Company had one loan modification on an outstanding loan balances of $3.8 million in connection with the COVID-19 pandemic. This modification consisted of the deferral of principal payments. The Company also entered into short-term forbearance plans or short-term repayment plans on one one-to-four family residential mortgage loans totaling $56,000 as of June 30, 2021. Consistent with the CARES Act and the Joint Interagency Regulatory Guidance, these loan modifications were not classified as TDRs.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At June 30, 2021, we had $1.4 million of real estate owned compared to $1.8 million at December 31, 2020. As of June 30, 2021, real estate owned primarily consisted of commercial and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned. Subsequent to June 30, 2021, we successfully negotiated a deed in lieu of foreclosure with a $1.7 million impaired commercial real estate loan. This impaired loan had a $421,000 allowance for loan losses recorded against it at June 30, 2021. The Company has started the process of marketing these two commercial real estate properties.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $61.7 million in total deposits during the first six months of 2021, to $1.1 billion at June 30, 2021. The increase in deposits was primarily due to increases in non-interest-bearing demand accounts, savings accounts, and money market and checking deposit accounts. The increases in non-interest-bearing demand accounts and money market and checking deposit accounts were associated with the deposit of stimulus checks and higher consumer savings rates. Offsetting those increases was a decrease in certificates of deposit. The decrease in certificates of deposit was primarily associated with a decline in public funds certificates of deposit accounts.

Non-interest-bearing deposits at June 30, 2021, were $307.1 million, or 28.5% of deposits, compared to $264.9 million, or 26.1% of deposits, at December 31, 2020. Money market and checking deposit accounts were 46.8% of our deposit portfolio and totaled $504.0 million at June 30, 2021, compared to $491.3 million, or 48.3% of deposits, at December 31, 2020. Savings accounts increased to $150.9 million, or 14.0% of deposits, at June 30, 2021, from $126.1 million, or 12.4% of deposits, at December 31, 2020. Certificates of deposit totaled $115.7 million, or 10.7% of deposits, at June 30, 2021, compared to $133.8 million, or 13.2% of deposits, at December 31, 2020.

Certificates of deposit at June 30, 2021, scheduled to mature in one year or less, totaled $98.1 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $1.8 million to $26.2 million at June 30, 2021, from $28.0 million at December 31, 2020. The decrease in total borrowings was due to a decrease in repurchase agreement accounts as customers have migrated to other deposit accounts.

Cash Flows. During the six months ended June 30, 2021, our cash and cash equivalents increased by $46.2 million. Our operating activities provided net cash of $14.5 million during the first six months of 2021 primarily as a result of the proceeds from the sales of loans. Our investing activities used net cash of $26.3 million during the first six months of 2021, primarily due to the purchase of investment securities. Financing activities provided net cash of $58.0 million during the first six months of 2021, primarily as a result of an increase in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $475.0 million at June 30, 2021 and $382.1 million at December 31, 2020. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents. The higher balances of cash and cash equivalents are primarily held in our Federal Reserve account.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At June 30, 2021, we had no borrowings against our line of credit with the FHLB. At June 30, 2021, we had collateral pledged to the FHLB that would allow us to borrow $102.9 million, subject to FHLB credit requirements and policies. At June 30, 2021, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $81.8 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at June 30, 2021. At June 30, 2021, we had subordinated debentures totaling $21.7 million and $4.5 million of repurchase agreements. At June 30, 2021, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2021, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2021.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.5 million at June 30, 2021.

At June 30, 2021, we had outstanding loan commitments, excluding standby letters of credit, of $138.8 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of June 30, 2021 and December 31, 2020, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of June 30, 2021, the Company and the Bank met all capital adequacy requirements to which we are subject.

We believe the Company has adequate capital to withstand the impact of the COVID-19 pandemic and any economic downturn on our asset quality and net earnings. The Company performs stress tests on the loan portfolio to measure the impact of severe economic recessions on its capital levels to ensure we are prepared for events like the COVID-19 pandemic.

Dividends. During the quarter ended June 30, 2021, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2021. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2021, approximately $27.9 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of June 30, 2021		As of December 31, 2020
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
200 basis point rising	$1,469	4.20%	$(99)	-0.30%
100 basis point rising	$767	2.20%	$(169)	-0.50%
100 basis point falling	$(1,036)	-3.00%	$(180)	-0.50%
200 basis point falling	NM	NM	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic.
●	The impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of the COVID-19 pandemic on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve including on our net interest income and the value of our securities portfolio.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in and uncertainty related to the availability of benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR and the development of a substitute.
●	The effects of severe weather, natural disasters, widespread disease or pandemics, and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203)
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2021 and June 30, 2020; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and June 30, 2020; (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and June 30, 2020; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 12, 2021	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

