Form 10-Q
period 2021-09-30
LANDMARK BANCORP INC
filed 2021-11-12
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of November 11, 2021, the issuer had outstanding 4,759,890 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Cash and cash equivalents	$117,314	$84,818
Investment securities available-for-sale, at fair value	378,518	297,270
Bank stocks, at cost	2,985	4,473
Loans, net of allowance for loans losses of $8,766 at September 30, 2021 and $8,775 at December 31, 2020	656,908	702,782
Loans held for sale, at fair value	8,929	15,533
Bank owned life insurance	31,914	25,420
Premises and equipment, net	20,361	20,493
Goodwill	17,532	17,532
Other intangible assets, net	104	206
Mortgage servicing rights	4,201	3,726
Real estate owned, net	2,578	1,774
Accrued interest and other assets	13,190	14,000
Total assets	$1,254,534	$1,188,027

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$317,827	$264,878
Money market and checking	488,213	491,275
Savings	151,380	126,124
Certificates of deposit	109,267	133,750
Total deposits	1,066,687	1,016,027

Subordinated debentures	21,651	21,651
Other borrowings	6,219	6,371
Accrued interest, taxes, and other liabilities	24,571	17,306
Total liabilities	1,119,128	1,061,355

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,759,636 and 4,750,838 shares issued at September 30, 2021 and December 31, 2020, respectively	48	48
Additional paid-in capital	72,489	72,230
Retained earnings	56,957	44,947
Accumulated other comprehensive income	5,912	9,447
Total stockholders’ equity	135,406	126,672
Total liabilities and stockholders’ equity	$1,254,534	$1,188,027

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans	$8,461	$7,998	$25,705	$22,890
Investment securities:
Taxable	782	945	2,356	3,335
Tax-exempt	748	814	2,285	2,491
Total interest income	9,991	9,757	30,346	28,716
Interest expense:
Deposits	258	354	800	1,798
Borrowings	120	136	362	534
Total interest expense	378	490	1,162	2,332
Net interest income	9,613	9,267	29,184	26,384
Provision for loan losses	-	1,000	500	2,600
Net interest income after provision for loan losses	9,613	8,267	28,684	23,784
Non-interest income:
Fees and service charges	2,268	2,122	6,454	5,838
Gains on sales of loans, net	2,660	4,944	8,664	10,961
Bank owned life insurance	193	152	494	460
Gains on sales of investment securities, net	30	678	1,138	2,448
Other	314	269	913	783
Total non-interest income	5,465	8,165	17,663	20,490

Non-interest expense:
Compensation and benefits	5,132	5,559	15,096	15,394
Occupancy and equipment	1,101	1,106	3,268	3,248
Data processing	498	447	1,491	1,311
Amortization of mortgage servicing rights and intangibles	376	465	1,225	1,166
Professional fees	413	381	1,236	1,095
Other	1,923	1,564	5,390	4,531
Total non-interest expense	9,443	9,522	27,706	26,745
Earnings before income taxes	5,635	6,910	18,641	17,529
Income tax expense	1,118	1,483	3,777	3,639
Net earnings	$4,517	$5,427	$14,864	$13,890
Earnings per share:
Basic (1)	$0.95	$1.15	$3.13	$2.92
Diluted (1)	$0.95	$1.14	$3.12	$2.91
Dividends per share (1)	$0.20	$0.19	$0.60	$0.57

(1)	Per share amounts for the periods ended September 30, 2020 have been adjusted to give effect to the 5% stock dividend paid during December 2020.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2021	2020	2021	2020

Net earnings	$4,517	$5,427	$14,864	$13,890

Net unrealized holding (losses) gains on available-for-sale securities	(754)	661	(3,544)	7,970
Reclassification adjustment for net gains included in earnings	(30)	(678)	(1,138)	(2,448)
Net unrealized (losses) gains	(784)	(17)	(4,682)	5,522
Income tax effect on net gains included in earnings	8	166	279	600
Income tax effect on net unrealized holding (losses) gains	184	(162)	868	(1,953)
Other comprehensive (loss) income	(592)	(13)	(3,535)	4,169

Total comprehensive income	$3,925	$5,414	$11,329	$18,059

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total

Balance at July 1, 2020	$46	$69,224	$40,938	$(2,349)	$9,421	$117,280
Net earnings	-	-	5,427	-	-	5,427
Other comprehensive loss	-	-	-	-	(13)	(13)
Dividends paid ($0.19 per share)	-	-	(903)	-	-	(903)
Issuance of restricted common stock, 17,350 shares	-	-	-	-	-	-
Stock-based compensation	-	79	-	-	-	79
Balance at September 30, 2020	$46	$69,303	$45,462	$(2,349)	$9,408	$121,870

Balance at July 1, 2021	$48	$72,413	$53,391	$-	$6,504	$132,356
Net earnings	-	-	4,517	-	-	4,517
Other comprehensive loss	-	-	-	-	(592)	(592)
Dividends paid ($0.20 per share)	-	-	(951)	-	-	(951)
Issuance of restricted common stock, 2,880 shares	-	-	-	-	-	-
Stock-based compensation	-	76	-	-	-	76
Exercise of stock options, 152 shares	-	-	-	-	-	-
Balance at September 30, 2021	$48	$72,489	$56,957	$-	$5,912	$135,406

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total

Balance at January 1, 2020	$46	$69,029	$34,293	$-	$5,239	$108,607
Net earnings	-	-	13,890	-	-	13,890
Other comprehensive income	-	-	-	-	4,169	4,169
Dividends paid ($0.57 per share)	-	-	(2,721)	-	-	(2,721)
Issuance of restricted common stock, 17,350 shares	-	-	-	-	-	-
Stock-based compensation	-	241	-	-	-	241
Exercise of stock options, 3,136 shares	-	33	-	-	-	33
Purchase of 106,894 treasury shares	-	-	-	(2,349)	-	(2,349)
Balance at September 30, 2020	$46	$69,303	$45,462	$(2,349)	$9,408	$121,870

Balance at January 1, 2021	$48	$72,230	$44,947	$-	$9,447	$126,672
Net earnings	-	-	14,864	-	-	14,864
Other comprehensive loss	-	-	-	-	(3,535)	(3,535)
Dividends paid ($0.60 per share)	-	-	(2,854)	-	-	(2,854)
Issuance of restricted common stock, 2,880 shares	-	-	-	-	-	-
Stock-based compensation	-	237	-	-	-	237
Exercise of stock options, 5,918 shares	-	22	-	-	-	22
Balance at September 30, 2021	$48	$72,489	$56,957	$-	$5,912	$135,406

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$14,864	$13,890
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	500	2,600
Valuation allowance on real estate owned	48	19
Amortization of investment security premiums, net	1,481	906
Amortization of purchase accounting adjustment on loans	(43)	(42)
Amortization of mortgage servicing rights and other intangibles	1,225	1,166
Depreciation	742	743
Increase in cash surrender value of bank owned life insurance	(494)	(460)
Stock-based compensation	237	241
Deferred income taxes	105	1,041
Net gains on sales of investment securities	(1,138)	(2,448)
Net (gains) losses on sales of premises and equipment and foreclosed assets	(24)	38
Net gains on sales of loans	(8,664)	(10,961)
Proceeds from sales of loans	277,635	285,497
Origination of loans held for sale	(263,965)	(286,207)
Changes in assets and liabilities:
Accrued interest and other assets	906	(3,615)
Accrued expenses, taxes, and other liabilities	2,560	4,005
Net cash provided by operating activities	25,975	6,413
Cash flows from investing activities:
Net decrease (increase) in loans	44,224	(199,351)
Maturities and prepayments of investment securities	37,194	46,231
Purchases of investment securities	(134,562)	(36,863)
Proceeds from sales of investment securities	16,623	61,164
Redemption of bank stocks	2,277	1,655
Purchase of bank stocks	(789)	(3,005)
Purchase bank owned life insurance	(6,000)	-
Proceeds from sales of premises and equipment and foreclosed assets	488	343
Purchases of premises and equipment, net	(610)	(239)
Net cash used in investing activities	(41,155)	(130,065)
Cash flows from financing activities:
Net increase in deposits	50,660	122,894
Federal Home Loan Bank advance borrowings	-	156,950
Federal Home Loan Bank advance repayments	-	(139,881)
Proceeds from other borrowings	-	1,075
Repayments on other borrowings	(152)	(10,223)
Proceeds from exercise of stock options	22	33
Payment of dividends	(2,854)	(2,721)
Purchase of treasury stock	-	(2,349)
Net cash provided by financing activities	47,676	125,778
Net increase in cash and cash equivalents	32,496	2,126
Cash and cash equivalents at beginning of period	84,818	13,694
Cash and cash equivalents at end of period	$117,314	$15,820

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$4,390	$2,890
Cash paid for interest	1,195	2,523
Cash paid for operating leases	108	134

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	1,193	1,586
Investment securities purchases not yet settled	5,528	-
Operating lease asset and related lease liability recorded	219	-

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2021, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three-month and nine-month interim periods ended September 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2.        Investments

A summary of investment securities available-for-sale is as follows:

	As of September 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$40,397	$11	$(94)	$40,314
U. S. federal agency obligations	17,211	95	(9)	17,297
Municipal obligations, tax exempt	135,818	4,999	(29)	140,788
Municipal obligations, taxable	37,599	1,447	(58)	38,988
Agency mortgage-backed securities	132,034	1,904	(436)	133,502
Certificates of deposit	7,629	-	-	7,629
Total available-for-sale	$370,688	$8,456	$(626)	$378,518

	As of December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$2,000	$37	$-	$2,037
U. S. federal agency obligations	18,804	138	(18)	18,924
Municipal obligations, tax exempt	136,321	6,367	(12)	142,676
Municipal obligations, taxable	46,643	2,892	-	49,535
Agency mortgage-backed securities	75,530	3,108	-	78,638
Certificates of deposit	5,460	-	-	5,460
Total available-for-sale	$284,758	$12,542	$(30)	$297,270

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2021 and December 31, 2020. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

	As of September 30, 2021
(Dollars in thousands)	Less than 12 months			12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	15	$28,065	$(94)	$-	$-	$28,065	$(94)
U.S. federal agency obligations	4	7,125	(7)	3,068	(2)	10,193	(9)
Municipal obligations, tax exempt	25	8,628	(28)	280	(1)	8,908	(29)
Municipal obligations, taxable	8	4,781	(58)	-	-	4,781	(58)
Agency mortgage-backed securities	21	72,908	(436)	-	-	72,908	(436)
Total	73	$121,507	$(623)	$3,348	$(3)	$124,855	$(626)

	As of December 31, 2020
(Dollars in thousands)	Less than 12 months			12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	4	$11,772	$(18)	$-	$-	$11,772	$(18)
Municipal obligations, tax exempt	12	4,191	(12)	-	-	4,191	(12)
Total	16	$15,963	$(30)	$-	$-	$15,963	$(30)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of September 30, 2021.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of September 30, 2021 and December 31, 2020.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of September 30, 2021, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2021 and December 31, 2020.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of September 30, 2021.

The table below sets forth amortized cost and fair value of investment securities at September 30, 2021. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$29,938	$30,020
Due after one year but within five years	232,658	235,528
Due after five years but within ten years	52,948	55,177
Due after ten years	55,144	57,793
Total	$370,688	$378,518

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the periods indicated:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Sales proceeds	$1,400	$16,655	$16,623	$61,164

Realized gains	$30	$678	$1,138	$2,450
Realized losses	-	-	-	(2)
Net realized gains	$30	$678	$1,138	$2,448

Securities with carrying values of $309.6 million and $282.2 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at September 30, 2021 and December 31, 2020, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3.        Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2021	2020

One-to-four family residential real estate loans	$161,120	$157,984
Construction and land loans	26,658	26,106
Commercial real estate loans	193,455	172,307
Commercial loans	135,790	134,047
Paycheck protection program loans	28,671	100,084
Agriculture loans	91,305	96,532
Municipal loans	2,115	2,332
Consumer loans	25,624	24,122
Total gross loans	664,738	713,514
Net deferred loan costs (fees) and loans in process	936	(1,957)
Allowance for loan losses	(8,766)	(8,775)
Loans, net	$656,908	$702,782

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three and nine months ended September 30, 2021
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at July 1, 2021	$725	$131	$3,412	$2,588	$-	$2,156	$5	$146	$9,163
Charge-offs	-	-	(540)	-	-	-	-	(75)	(615)
Recoveries	8	120	-	11	-	50	-	29	218
Provision for loan losses	(89)	(117)	25	18	-	117	-	46	-
Balance at September 30, 2021	$644	$134	$2,897	$2,617	$-	$2,323	$5	$146	$8,766

Balance at January 1, 2021	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775
Charge-offs	(81)	-	(540)	(72)	-	(50)	-	(164)	(907)
Recoveries	10	221	-	13	-	50	6	98	398
Provision for loan losses	(144)	(268)	955	288	-	(367)	(7)	43	500
Balance at September 30, 2021	$644	$134	$2,897	$2,617	$-	$2,323	$5	$146	$8,766

	Three and nine months ended September 30, 2020
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at July 1, 2020	$707	$273	$1,693	$2,356	$-	$2,565	$6	$147	$7,747
Charge-offs	(89)	(91)	-	(167)	-	(3)	-	(57)	(407)
Recoveries	-	-	-	1	-	-	-	25	26
Provision for loan losses	213	22	264	436	-	15	-	50	1,000
Balance at September 30, 2020	$831	$204	$1,957	$2,626	$-	$2,577	$6	$165	$8,366

Balance at January 1, 2020	$501	$271	$1,386	$1,815	$-	$2,347	$7	$140	$6,467
Charge-offs	(109)	(191)	(120)	(200)	-	(3)	-	(180)	(803)
Recoveries	-	-	13	3	-	-	6	80	102
Provision for loan losses	439	124	678	1,008	-	233	(7)	125	2,600
Balance at Seeptember 30, 2020	$831	$204	$1,957	$2,626	$-	$2,577	$6	$165	$8,366

	As of September 30, 2021
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$45	$505	$-	$143	$-	$-	$693
Collectively evaluated for loss	644	134	2,852	2,112	-	2,180	5	146	8,073
Total	$644	$134	$2,897	$2,617	$-	$2,323	$5	$146	$8,766

Loan balances:
Individually evaluated for loss	$917	$919	$6,124	$1,086	$-	$2,387	$36	$2	$11,471
Collectively evaluated for loss	160,203	25,739	187,331	134,704	28,671	88,918	2,079	25,622	653,267
Total	$161,120	$26,658	$193,455	$135,790	$28,671	$91,305	$2,115	$25,624	$664,738

	As of December 31, 2020
(Dollars in thousands)	One-to-four family residential real estate loan	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$177	$22	$-	$67	$-	$-	$266
Collectively evaluated for loss	859	181	2,305	2,366	-	2,623	6	169	8,509
Total	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775

Loan balances:
Individually evaluated for loss	$914	$1,137	$8,119	$1,639	$-	$614	$36	$3	$12,462
Collectively evaluated for loss	157,070	24,969	164,188	132,408	100,084	95,918	2,296	24,119	701,052
Total	$157,984	$26,106	$172,307	$134,047	$100,084	$96,532	$2,332	$24,122	$713,514

The Company recorded net loan charge-offs of $397,000 during the third quarter of 2021 compared to net loan charge-offs of $381,000 during the third quarter of 2020. The Company recorded net loan charge-offs of $509,000 during the nine months ended September 30, 2021 compared to net loan charge-offs of $701,000 during the nine months ended September 30, 2020.

The Company’s impaired loans decreased from $12.5 million at December 31, 2020 to $11.5 million at September 30, 2021. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2021 and December 31, 2020, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the nine months ended September 30, 2021 and 2020.

The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2021
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$917	$917	$917	$-	$-	$933	$6
Construction and land	2,569	919	919	-	-	996	16
Commercial real estate	6,124	6,124	2,384	3,740	45	6,173	28
Commercial	1,437	1,086	573	513	505	1,127	30
Agriculture	2,555	2,387	808	1,579	143	2,212	48
Municipal	36	36	36	-	-	36	-
Consumer	2	2	2	-	-	2	-
Total impaired loans	$13,640	$11,471	$5,639	$5,832	$693	$11,479	$128

(Dollars in thousands)	As of December 31, 2020
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$914	$914	$914	$-	$-	$925	$3
Construction and land	2,872	1,137	1,137	-	-	1,211	26
Commercial real estate	8,119	8,119	4,302	3,817	177	8,152	8
Commercial	1,990	1,639	1,543	96	22	1,984	43
Agriculture	829	614	538	76	67	618	67
Municipal	36	36	36	-	-	54	1
Consumer	3	3	3	-	-	4	-
Total impaired loans	$14,763	$12,462	$8,473	$3,989	$266	$12,948	$148

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at September 30, 2021 or December 31, 2020.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of September 30, 2021
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$47	$40	$-	$87	$756	$843	$160,277
Construction and land loans	-	-	-	-	684	684	25,974
Commercial real estate loans	-	-	-	-	6,124	6,124	187,331
Commercial loans	110	369	-	479	597	1,076	134,714
Paycheck protection program loans	-	-	-	-	-	-	28,671
Agriculture loans	437	500	-	937	1,666	2,603	88,702
Municipal loans	-	-	-	-	-	-	2,115
Consumer loans	39	-	-	39	2	41	25,583
Total	$633	$909	$-	$1,542	$9,829	$11,371	$653,367

Percent of gross loans	0.09%	0.14%	0.00%	0.23%	1.48%	1.71%	98.29%

(Dollars in thousands)	As of December 31, 2020
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$262	$185	$-	$447	$749	$1,196	$156,788
Construction and land loans	-	-	-	-	694	694	25,412
Commercial real estate loans	-	-	-	-	8,119	8,119	164,188
Commercial loans	832	-	-	832	874	1,706	132,341
Paycheck protection program loans	-	-	-	-	-	-	100,084
Agriculture loans	206	29	-	235	76	311	96,221
Municipal loans	-	-	-	-	-	-	2,332
Consumer loans	15	1	-	16	3	19	24,103
Total	$1,315	$215	$-	$1,530	$10,515	$12,045	$701,469

Percent of gross loans	0.19%	0.03%	0.00%	0.22%	1.47%	1.69%	98.31%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2021 and 2020 would have increased interest income by $635,000 and $264,000, respectively. No interest income related to non-accrual loans was included in interest income for the nine months ended September 30, 2021 and 2020.

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

 The following table provides information on the Company’s risk categories by loan class:

	As of September 30, 2021		As of December 31, 2020
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$158,071	$3,049	$154,985	$2,999
Construction and land loans	25,879	779	25,412	694
Commercial real estate loans	184,756	8,699	161,661	10,646
Commercial loans	133,856	1,934	132,023	2,024
Paycheck protection program loans	28,671	-	100,084	-
Agriculture loans	86,043	5,262	87,662	8,870
Municipal loan	2,115	-	2,332	-
Consumer loans	25,622	2	24,119	3
Total	$645,013	$19,725	$688,278	$25,236

At September 30, 2021, the Company had thirteen loan relationships consisting of 17 outstanding loans that were classified as TDRs. During the three and nine months ended September 30, 2021, an agriculture loan totaling $237,000 was classified as a TDR after originating a new loan to an existing classified loan relationship. The additional loan provided funds to stabilize the borrower’s operations through the fall harvest. During the three and nine months ended September 30, 2021, an agriculture loan paid off that was previously classified as a TDR in 2016. During the nine months ended September 30, 2021, a commercial loan relationship consisting of five loans was modified after originally being classified as a TDR in 2020. The borrower liquidated some of the collateral securing the loans and refinanced the remaining balance of $479,000 into one loan which retained a TDR classification. During the three and nine months ended September 30, 2020, the Company modified the payment terms for two agriculture loans totaling $571,000 and classified the restructurings as TDRs. A commercial loan totaling $33,000 and a $1.4 million loan relationship consisting of two commercial real estate loans and one construction loan were classified as TDRs during the three and nine months ended September 30, 2020 after negotiating restructuring agreements with the borrowers. Five loans totaling $827,000 related to one commercial loan relationship were classified as TDRs during the nine months ended September 30, 2020, after the payments were modified to interest only. All of the loans classified as TDRs were experiencing financial difficulties prior to the COVID-19 pandemic.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of September 30, 2021 and 2020. The Company did not record any charge-offs against loans classified as TDRs in the first nine months of 2021 or 2020. A credit provision for loan losses of $2,000 was recorded against TDRs in the three months ended September 30, 2021 as compared to no provision for loan losses in the three months ended September 30, 2020. A credit provision for loan losses of $7,000 was recorded against TDRs in the nine months ended September 30, 2021 as compared to no provision for loan losses in the nine months ended September 30, 2020. The Company allocated $2,000 of the allowance for loan losses recorded against loans classified as TDRs at September 30, 2021 compared to $9,000 at December 31, 2020.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of September 30, 2021			As of December 31, 2020
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$161	2	$-	$165
Construction and land loans	4	684	235	5	693	443
Commercial real estate loans	2	1,227	-	2	1,227	-
Commercial loans	4	33	489	7	33	765
Agriculture loans	4	-	721	4	-	538
Municipal loan	1	-	36	1	-	36
Total	17	$1,944	$1,642	21	$1,953	$1,947

As of September 30, 2021, the Company had one loan modification with an outstanding loan balance of $3.7 million in connection with the COVID-19 pandemic which was also designated non-accrual and impaired; this loan subsequently paid off. This modification consisted of the deferral of principal payments. The Company also entered into short-term forbearance plans or short-term repayment plans on two one-to-four family residential mortgage loans totaling $74,000 as of September 30, 2021. Consistent with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Joint Interagency Regulatory Guidance, these loan modifications were not classified as TDRs and are excluded from the table above.

4.        Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual step one impairment test as of December 31, 2020 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first nine months of 2021 that required an interim goodwill impairment test.

Lease intangible assets are amortized over the life of the lease. Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of September 30, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,914)	$104
Lease intangible asset	-	-	-
Total other intangible assets	$2,018	$(1,914)	$104

(Dollars in thousands)	As of December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,838)	$180
Lease intangible asset	350	(324)	26
Total other intangible assets	$2,368	$(2,162)	$206

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2021 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2021	$20
2022	58
2023	26
Total	$104

5.        Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	September 30,	December 31,
	2021	2020
FHLMC	$694,967	$639,875
FHLB	19,000	28,157
Total	$713,967	$668,032

Custodial escrow balances maintained in connection with serviced loans were $10.4 million and $5.8 million at September 30, 2021 and December 31, 2020, respectively. Gross service fee income related to such loans was $452,000 and $391,000 for the three months ended September 30, 2021 and 2020, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $1.3 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Activity for mortgage servicing rights was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Mortgage servicing rights:
Balance at beginning of period	$4,143	$2,806	$3,726	$2,446
Additions	406	946	1,598	1,915
Amortization	(348)	(420)	(1,123)	(1,029)
Balance at end of period	$4,201	$3,332	$4,201	$3,332

The fair value of mortgage servicing rights was $6.1 million and $4.4 million at September 30, 2021 and December 31, 2020, respectively. Fair value at September 30, 2021 was determined using discount rates ranging from 8.87% to 12.00%; prepayment speeds ranging from 6.10% to 25.31%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.34%. Fair value at December 31, 2020 was determined using discount rates ranging from 8.78% to 12.00%; prepayment speeds ranging from 7.10% to 29.61%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.36%.

The Company had a mortgage repurchase reserve of $226,000 at September 30, 2021 and $235,000 at December 31, 2020, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged a $9,000 loss against the reserve during the first nine months ended September 30, 2021. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first nine months of 2020. As of September 30, 2021, the Company did not have any outstanding mortgage repurchase requests.

6.         Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three and nine months ended September 30, 2021 excluded 31,733 of unexercised stock options because their inclusion would have been anti-dilutive during such period. The diluted earnings per share computation for the three and nine months ended September 30, 2020 excluded 105,041 of unexercised stock options because their inclusion would have been anti-dilutive during such period. The Company’s Board of Directors declared a cash dividend of $0.20 per share to be paid November 24, 2021, to common stockholders of record as of the close of business on November 10, 2021. The Board of Directors also declared a 5% stock dividend issuable December 15, 2021 to common stockholders of record on December 1, 2021. Historical earnings per share are revised to reflect the impact of stock dividends when such dividends are distributed and as a result, the information in the subsequent table does not reflect the stock distribution to be made in December 2021. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2021	2020	2021	2020
Net earnings	$4,517	$5,427	$14,864	$13,890

Weighted average common shares outstanding - basic (1)	4,758,494	4,730,201	4,756,008	4,753,107
Assumed exercise of stock options (1)	13,861	17,889	9,340	18,762
Weighted average common shares outstanding - diluted (1)	4,772,355	4,748,090	4,765,348	4,771,869
Earnings per share (1):
Basic	$0.95	$1.15	$3.13	$2.92
Diluted	$0.95	$1.14	$3.12	$2.91

(1)	Share and per share values for the periods ended September 30, 2020 have been adjusted to give effect to the 5% stock dividend paid during December 2020.

7.       Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $6.2 million at September 30, 2021 and $6.4 million at December 31, 2020, which were secured by $7.1 million and $8.7 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of September 30, 2021
(dollars in thousands)	Overnight			Greater
	and Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$2,640	$-	$-	$-	$2,640
Agency mortgage-backed securities	3,579	-	-	-	3,579
Total	$6,219	$-	$-	$-	$6,219

	As of December 31, 2020
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal agency obligations	$2,412	$-	$-	$-	$2,412
Agency mortgage-backed securities	3,959	-	-	-	3,959
Total	$6,371	$-	$-	$-	$6,371

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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$835	$780	$2,160	$2,196
Other	168	169	514	479
Interchange income	778	689	2,347	1,817
Loan servicing fees (1)	452	391	1,325	1,115
Office lease income (1)	165	164	496	488
Gains on sales of loans (1)	2,660	4,944	8,664	10,961
Bank owned life insurance income (1)	193	152	494	460
Gains on sales of investment securities (1)	30	678	1,138	2,448
Gains (losses) on sales of real estate owned	13	7	18	(38)
Other	171	191	507	564
Total non-interest income	$5,465	$8,165	$17,663	$20,490

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first nine months of 2021 or 2020.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2021 and December 31, 2020, including methods and assumptions utilized, are set forth below:

	As of September 30, 2021
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$117,314	$117,314	$-	$-	$117,314
Investment securities available-for-sale	378,518	40,314	338,204	-	378,518
Bank stocks, at cost	2,985	n/a	n/a	n/a	n/a
Loans, net	656,908	-	-	666,080	666,080
Loans held for sale	8,929	-	8,929	-	8,929
Accrued interest receivable	4,613	127	1,543	2,943	4,613
Derivative financial instruments	824	-	824	-	824

Financial liabilities:
Non-maturity deposits	$(957,420)	$(957,420)	$-	$-	$(957,420)
Certificates of deposit	(109,267)	-	(109,328)	-	(109,328)
Subordinated debentures	(21,651)	-	(16,271)	-	(16,271)
Other borrowings	(6,219)	-	(6,219)	-	(6,219)
Accrued interest payable	(135)	-	(135)	-	(135)

	As of December 31, 2020
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$84,818	$84,818	$-	$-	$84,818
Investment securities available-for-sale	297,270	2,037	295,233	-	297,270
Bank stocks, at cost	4,473	n/a	n/a	n/a	n/a
Loans, net	702,782	-	-	718,071	718,071
Loans held for sale	15,533	-	15,533	-	15,533
Accrued interest receivable	4,885	-	1,697	3,188	4,885
Derivative financial instruments	1,796	-	1,796	-	1,796

Financial liabilities:
Non-maturity deposits	$(882,277)	$(882,277)	$-	$-	$(882,277)
Certificates of deposit	(133,750)	-	(134,048)	-	(134,048)
Subordinated debentures	(21,651)	-	(15,232)	-	(15,232)
Other borrowings	(6,371)	-	(6,371)	-	(6,371)
Accrued interest payable	(168)	-	(168)	-	(168)
Derivative financial instruments	(466)	-	(466)	-	(466)

Transfers

The Company did not transfer any assets or liabilities among levels during the three or nine months ended September 30, 2021 or during the year ended December 31, 2020.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2021
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$40,314	$40,314	$-	$-
U. S. federal agency obligations	17,297	-	17,297	-
Municipal obligations, tax exempt	140,788	-	140,788	-
Municipal obligations, taxable	38,988	-	38,988	-
Agency mortgage-backed securities	133,502	-	133,502	-
Certificates of deposit	7,629	-	7,629	-
Loans held for sale	8,929	-	8,929	-
Derivative financial instruments	824	-	824	-

		As of December 31, 2020
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$2,037	$2,037	$-	$-
U. S. federal agency obligations	18,924	-	18,924	-
Municipal obligations, tax exempt	142,676	-	142,676	-
Municipal obligations, taxable	49,535	-	49,535	-
Agency mortgage-backed securities	78,638	-	78,638	-
Certificates of deposit	5,460	-	5,460	-
Loans held for sale	15,533	-	15,533	-
Derivative financial instruments	1,796	-	1,796	-
Liability:
Derivative financial instruments	(466)	-	(466)	-

The Company’s investment securities classified as available-for-sale include U.S. treasury securities, U.S. federal agency obligations, municipal obligations, agency mortgage-backed securities and certificates of deposit. Quoted exchange prices are available for the Company’s U.S. treasury securities, which are classified as Level 1. U.S. federal agency securities and agency mortgage-backed securities are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2. Municipal obligations are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2021	2020
Aggregate fair value	$8,929	$15,533
Contractual balance	8,822	15,151
Gain	$107	$382

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Total change in fair value	$(279)	$(315)	$(506)	$1,657

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $11.5 million and $12.5 million, with an allocated allowance of $693,000 and $266,000, at September 30, 2021 and December 31, 2020, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2021
Impaired loans:
Commercial real estate	$3,695	Sales comparison	Adjustment to appraised value	20%
Commercial	8	Sales comparison	Adjustment to comparable sales	0%-100%
Agriculture	1,436	Sales comparison	Adjustment to appraised value	0%
Real estate owned:
Commercial real estate	1,193	Sales comparison	Adjustment to appraised value	0%

As of December 31, 2020
Impaired loans:
Commercial real estate	$3,640	Sales comparison	Adjustment to appraised value	20%
Commercial	74	Sales comparison	Adjustment to comparable sales	0%-69%
Agriculture	9	Sales comparison	Adjustment to appraised value	20%
Real estate owned:
One-to-four family residential real estate	48	Sales comparison	Adjustment to appraised value	10%

10.        Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2021 and December 31, 2020:

(Dollars in thousands)					To be well-capitalized
			For capital		under regulatory
	Actual		adequacy purposes		guidelines
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of September 30, 2021
Leverage	$133,511	10.78%	$49,523	4.0%	$61,904	5.0%
Common Equity Tier 1 Capital	112,511	14.82%	53,138	7.0%	49,342	6.5%
Tier 1 Capital	133,511	17.59%	64,525	8.5%	60,729	8.0%
Total Risk Based Capital	142,417	18.76%	79,707	10.5%	75,912	10.0%

As of December 31, 2020
Leverage	$121,068	10.70%	$45,262	4.0%	$56,577	5.0%
Common Equity Tier 1 Capital	100,068	13.77%	50,866	7.0%	47,233	6.5%
Tier 1 Capital	121,068	16.66%	61,766	8.5%	58,133	8.0%
Total Risk Based Capital	129,983	17.89%	76,300	10.5%	72,666	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2021 and December 31, 2020:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of September 30, 2021
Leverage	$129,962	10.53%	$49,375	4.0%	$61,718	5.0%
Common Equity Tier 1 Capital	129,962	17.14%	53,065	7.0%	49,275	6.5%
Tier 1 Capital	129,962	17.14%	64,436	8.5%	60,646	8.0%
Total Risk Based Capital	138,868	18.32%	79,598	10.5%	75,807	10.0%

As of December 31, 2020
Leverage	$118,174	10.47%	$45,139	4.0%	$56,423	5.0%
Common Equity Tier 1 Capital	118,174	16.27%	50,829	7.0%	47,199	6.5%
Tier 1 Capital	118,174	16.27%	61,721	8.5%	58,091	8.0%
Total Risk Based Capital	127,089	17.50%	76,244	10.5%	72,613	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

12.        COVID-19 Pandemic

The COVID-19 pandemic in the United States caused a substantial disruption to the economy, employment and financial markets and continues to have a complex and significant adverse impact on the economy, the banking industry and the Company. Additional federal government stimulus, declining COVID-19 cases and the distribution of vaccines may lead to positive impacts on the economy and employment while increasing cases and new variants of COVID-19 present risks to the recovery. The Company’s pandemic response plan continues to focus foremost on the safety and well-being of our customers and associates. The COVID-19 pandemic could adversely impact our customers, employees or vendors which may impact our operations and financial results. The COVID-19 pandemic may cause economic declines in excess of current projections, or if the pandemic lasts longer than currently projected, the Company’s provision for loan losses may increase in future periods. The Company may see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic and will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19. The COVID-19 pandemic may also impact the Company’s deposit balances and service charge income. In addition, the fair value of certain assets may be adversely impacted by the pandemic and the economic downturn, including the fair value of goodwill, mortgage servicing rights and other real estate. These declines could result in impairments in future periods. The pandemic has caused a significant decline in market interest rates which may cause our net interest margin to continue to decline. At this time, the full impact of the COVID-19 pandemic on the Company’s financial statements is uncertain.

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

Landmark Risk Management, Inc., which was formed and began operations on in 2017, is a Nevada-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in the current insurance marketplace. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

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

Effects on Our Business. The COVID-19 pandemic, federal, state and local government responses to the pandemic, and the effects of existing and future variants of the disease, such as the Delta variant, have had, and are expected to continue to have, a significant impact on our business. In particular, a significant portion of the Bank’s borrowers in the retail, restaurant and hospitality industries were adversely impacted by the COVID-19 pandemic. Future outbreaks may impact these customers, which may cause them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness. The decline in interest rates as a result of the COVID-19 pandemic increased our origination of one-to-four family residential mortgage loans in 2020, as the lower interest rates drove an increase in refinancings and sales. The origination of one-to-four family residential mortgage loans has slowed during 2021 due to lower housing inventories and higher mortgage interest rates. We do not expect that future outbreaks will cause a similar increase in origination volumes. The economic conditions as a result of COVID-19 has impacted our commercial real estate portfolio, as cash flows and collateral values were impacted by the economic downturn. Future outbreaks may negatively impact these borrowers and the value of the collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations may be adversely affected, as described in further detail below.

Our Response. We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●	We established a pandemic response team, which has been meeting as needed since mid-March 2020 to address changes resulting from the COVID-19 pandemic. Some of our associates are still working from home, and for those that remain in our bank facilities, we have enhanced safety precautions in place for their safety. We have repositioned associates to support our customer care call center to handle increased volumes of customer requests and to support our customers’ access to our digital banking platforms.
●	As a preferred lender with the SBA, we were able and prepared to immediately respond to help existing and new clients access Paycheck Protection Program (PPP) loans authorized by the CARES Act. In addition, we were a participating lender in the second round of PPP lending. From the beginning of the PPP through September 30, 2021, we funded 2,195 PPP loans totaling approximately $186.0 million. We are actively working with the PPP loan borrowers through the SBA’s loan forgiveness process. As of September 30, 2021, we had approximately $28.7 million of PPP loans outstanding.
●	As of September 30, 2021, we had entered into short-term forbearance plans and short-term repayment plans on two one-to-four family residential mortgage loans totaling $74,000. We continue to work with our customers by offering loan forbearance and modifications to those borrowers impacted by COVID-19.
●	As of September 30, 2021, we had one loan modification in connection with the COVID-19 pandemic on an outstanding loan balance of $3.7 million that had not yet returned to contractual terms. This modification consisted of the deferral of principal payments. As of December 31, 2020, we had nine loan modifications in connection with the COVID-19 pandemic on outstanding loan balances of $7.2 million.

In October 2021, we declared our 81st consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the performance of the economy. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer.

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

Summary of Results. During the third quarter of 2021, we recorded net earnings of $4.5 million, which was a decrease of $910,000, or 16.8%, from the $5.4 million of net earnings in the third quarter of 2020. The decrease in net earnings during the third quarter of 2021 was primarily driven by a $2.7 million decrease in non-interest income. During the first nine months of 2021, we recorded net earnings of $14.9 million, which was an increase of $974,000, or 7.0%, from the $13.9 million of net earnings in the first nine months of 2020. The increase in net earnings during the first nine months of 2021 was primarily driven by a $2.8 million increase in net interest income and a $2.1 million decrease in our provision for loan losses.

The following table summarizes earnings and key performance measures for the periods presented:

	As of or for the		As of or for the
(Dollars in thousands, except per share amounts)	three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net earnings:
Net earnings	$4,517	$5,427	$14,864	$13,890
Basic earnings per share (1)	$0.95	$1.15	$3.13	$2.92
Diluted earnings per share (1)	$0.95	$1.14	$3.12	$2.91
Earnings ratios:
Return on average assets (2)	1.42%	1.89%	1.59%	1.71%
Return on average equity (2)	13.36%	18.06%	15.23%	16.19%
Equity to total assets	10.79%	10.61%	10.79%	10.61%
Net interest margin (2) (3)	3.36%	3.60%	3.47%	3.66%
Dividend payout ratio	21.05%	16.67%	19.23%	19.61%

(1) Per share values for the periods ended September 30, 2020 have been adjusted to give effect to the 5% stock dividend paid during December 2020.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $10.0 million for the quarter ended September 30, 2021 increased $234,000, or 2.4%, as compared to the same period of 2020. Interest income on loans increased $463,000, or 5.8%, to $8.5 million for the quarter ended September 30, 2021, compared to the same period of 2020 due primarily to higher yields on loans, which increased from 4.42% in the third quarter of 2020 to 5.03% in the third quarter of 2021. The increase in yields on loans was driven by an increase in interest income on PPP loans, which increased from $832,000 in the third quarter of 2020 to $1.6 million in the third quarter of 2021. A significant amount of PPP loans were forgiven in the third quarter of 2021 which increased the yields on PPP loans from 2.53% in the third quarter of 2020 to 15.4% in the third quarter of 2021 as the remaining unamortized loan origination fees were recognized. Excluding PPP loans, our loan portfolio generally repriced lower during the third quarter of 2021 in the current low interest rate environment. We anticipate our loan portfolio will continue to reprice lower until market interest rates increase. Partially offsetting the higher yields on loans was a decrease in our average loan balances, which decreased from $720.7 million in the third quarter of 2020 to $668.0 million in the third quarter of 2021. Our average loan balances included average PPP loans of $40.4 million in the third quarter of 2021 and $130.8 million in the third quarter of 2020. Interest income on investment securities decreased $229,000, or 13.0%, to $1.5 million for the third quarter of 2021, as compared to $1.8 million in the same period of 2020. The decrease in interest income on investment securities was primarily the result of lower yields on investment securities, which decreased from 2.54% in the third quarter of 2020 to 1.86% in the third quarter of 2021. Partially offsetting the lower yields was an increase in the average balances of investment securities which increased from $307.9 million in the third quarter of 2020 to $357.7 million in the third quarter of 2021.

Interest income of $30.3 million for the nine months ended September 30, 2021 increased $1.6 million, or 5.7%, as compared to the same period of 2020. Interest income on loans increased $2.8 million, or 12.3%, to $25.7 million for the nine months ended September 30, 2021, compared to the same period of 2020 due mainly to an increase in our average loan balances, which increased from $647.5 million during the first nine months of 2020 to $702.5 million during the first nine months of 2021. Also contributing to the increase were higher yields on loans, which increased from 4.73% in the nine months ended September 30, 2020 to 4.90% during the nine months ended September 30, 2021. Our average loan balances included average PPP loans of $82.7 million in the nine months ended September 30, 2021 compared to $78.1 million in the same period of 2020. Interest income on PPP loans increased from $1.5 million in the first nine months of 2020 to $4.9 million in the first nine months of 2021. The yield on PPP loans increased from 3.82% in the first nine months of 2020 to 7.85% in the first nine months of 2021. Interest income on investment securities decreased $1.2 million, or 20.3%, to $4.6 million for the first nine months of 2021, as compared to $5.8 million in the same period of 2020. The decrease in interest income on investment securities was the result of lower yields, which decreased from 2.63% in the first nine months of 2020 to 2.05% in the first nine months of 2021. Partially offsetting the lower yields were higher average balances, which increased from $327.6 million in the first nine months of 2020 to $335.2 million in the first nine months of 2021.

Interest Expense. Interest expense during the quarter ended September 30, 2021 decreased $112,000, or 22.9%, to $378,000 as compared to the same period of 2020. Interest expense on interest-bearing deposits decreased $96,000, or 27.1%, to $258,000 for the quarter ended September 30, 2021 as compared to the same period of 2020. Our total cost of interest-bearing deposits decreased from 0.20% in the third quarter of 2020 to 0.13% in the third quarter of 2021 as a result of lower rates paid on money market and checking accounts, as the rates repriced based on market indexes, and lower rates on our certificates of deposit. Partially offsetting the lower interest rates was an increase in average interest-bearing deposit balances, which increased from $690.9 million in the third quarter of 2020 to $769.7 million in the third quarter of 2021. For the third quarter of 2021, interest expense on borrowings decreased $16,000, or 11.8%, to $120,000 as compared to the same period of 2020 due to a decrease in our average outstanding borrowings, which decreased from $40.1 million in the third quarter of 2020 to $27.0 million in the same period of 2021. Partially offsetting the lower average balance of borrowings were higher rates, which increased from 1.35% in the third quarter of 2020 to 1.76% in the same period of 2021.

Interest expense during the nine months ended September 30, 2021 decreased $1.2 million, or 50.2%, to $1.2 million as compared to the same period of 2020. Interest expense on interest-bearing deposits decreased $998,000, or 55.5%, to $800,000 for the nine months ended September 30, 2021 as compared to the same period of 2020. The decrease in interest expense on interest-bearing deposits was the result of lower rates paid on money market and checking accounts, as the rates repriced based on market indexes, and lower rates on our certificates of deposit. The average rate of interest-bearing deposits decreased 22 basis points to 0.14% for the first nine months of 2021 as compared to 0.36% in the same period of 2020. Partially offsetting the lower rates was an increase in average interest-bearing deposit balances, which increased from $663.5 million in the first nine months of 2020 to $768.1 million in the same period of 2021. For the first nine months of 2021, interest expense on borrowings decreased $172,000, or 32.2%, to $362,000 as compared to the same period of 2020, due primarily to a decrease in our average outstanding borrowings, which decreased from $40.1 million in the first nine months of 2020 to $26.9 million in the first nine months of 2021. Partially offsetting the lower interest expense on borrowings were slightly higher average rates on our borrowings, which increased to 1.80% for the first nine months of 2021 compared to 1.78% for the same period of 2020.

Net Interest Income. Net interest income increased $346,000, or 3.7%, to $9.6 million for the third quarter of 2021 compared to the same period of 2020. The increase in net interest income was primarily a result of higher yields on PPP loans and an increase of 10.4% in average interest-earning assets, from $1.0 billion in the third quarter of 2020 to $1.2 billion for the same period of 2021. The increase in average interest-earning assets was primarily due to growth in the average balances of interest-bearing deposits at banks and investment securities. The higher balances of interest-bearing deposits at banks were the result of deposit growth and negatively impacted our net interest margin due to the low yields on these balances. Our net interest margin, on a tax-equivalent basis, decreased from 3.60% during the third quarter of 2020 to 3.36% in the same period of 2021.

Net interest income increased $2.8 million, or 10.6%, to $29.2 million for the first nine months of 2021 compared to the same period of 2020. The increase was primarily due to higher yields on PPP loans and a result of a 16.3% increase in average interest-earning assets, from $987.4 million in the first nine months of 2020 to $1.1 billion in the first nine months of 2021. The increase in average interest-earning assets was primarily due to growth in our average balances of interest-bearing deposits at banks and loans. Net interest margin, on a tax-equivalent basis, decreased from 3.66% in the first nine months of 2020 to 3.47% in the same period of 2021.

As a result of the COVID-19 pandemic, we originated approximately $186.0 million of PPP loans from April 3, 2020, the first day of the program, through May 31, 2021, the last day of the program. These loans have an interest rate of 1.00% plus the amortization of the origination fee. The maturity date of these loans is two to five years from the date of borrowing unless the borrower’s loan is forgiven, in which case the loan may be repaid sooner. The yield on PPP loans incorporating the acceleration of the origination fee can vary significantly based on the number of loans forgiven, which may increase or decrease our net interest margin. In addition, the economic effects of the COVID-19 pandemic have slowed our origination of new loans, excluding PPP loans, which may lead to lower net interest income and net interest margin in future periods. Our deposit growth, part of which was as a result of government stimulus payments, has exceeded the growth of our loans and investment securities resulting in an increase in our cash balances of interest-bearing deposits at banks and a decrease in borrowings. The yield on interest-bearing deposits at banks is significantly lower than the yields on loans and investment securities, which has negatively impacted our net interest margin. The continuation of the low market interest rates will also likely adversely impact our net interest income and net interest margin because lower yields on loans and investment securities will likely more than offset the lower cost of funds.

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

	Three months ended			Three months ended
	Seeptember 30, 2021			September 30, 2020
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$131,610	$53	0.16%	$19,337	$5	0.10%
Investment securities (1)	357,652	1,674	1.86%	307,904	1,967	2.54%
Loans receivable, net (2)	667,952	8,466	5.03%	720,742	8,004	4.42%
Total interest-earning assets	1,157,214	10,193	3.49%	1,047,983	9,976	3.79%
Non-interest-earning assets	104,740			96,869
Total	$1,261,954			$1,144,852

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$508,405	$137	0.11%	$442,023	$125	0.11%
Savings accounts	149,491	12	0.03%	118,264	10	0.03%
Certificates of deposit	111,762	109	0.39%	130,613	219	0.67%
Total interest-bearing deposits	769,658	258	0.13%	690,900	354	0.20%
Subordinate debentures and other borrowings	27,003	120	1.76%	40,133	136	1.35%
Total interest-bearing liabilities	796,661	378	0.19%	731,033	490	0.27%
Non-interest-bearing liabilities	331,126			294,290
Stockholders’ equity	134,167			119,529
Total	$1,261,954			$1,144,852

Interest rate spread (3)			3.30%			3.52%
Net interest margin (4)		$9,815	3.36%		$9,486	3.60%
Tax-equivalent interest - imputed		202			219
Net interest income		$9,613			$9,267

Ratio of average interest-earning assets to average interest-bearing liabilities			145.3%			143.4%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
(Dollars in thousands)	September 30, 2021			September 30, 2020
	Average balance	Interest	Average yield/rate	Average balance	Interest	Average yield/rate
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$110,288	$99	0.12%	$12,300	$20	0.22%
Investment securities (1)	335,186	5,142	2.05%	327,608	6,452	2.63%
Loans receivable, net (2)	702,450	25,721	4.90%	647,535	22,908	4.73%
Total interest-earning assets	1,147,924	30,962	3.61%	987,443	29,380	3.97%
Non-interest-earning assets	100,903			95,030
Total	$1,248,827			$1,082,473

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$505,355	$388	0.10%	$416,077	$778	0.25%
Savings accounts	142,659	36	0.03%	111,025	29	0.03%
Time deposit	120,043	376	0.42%	136,378	991	0.97%
Total deposits	768,057	800	0.14%	663,480	1,798	0.36%
FHLB advances and other borrowings	26,872	362	1.80%	40,079	534	1.78%
Total interest-bearing liabilities	794,929	1,162	0.20%	703,559	2,332	0.44%
Non-interest-bearing liabilities	323,377			364,306
Stockholders’ equity	130,521			114,608
Total	$1,248,827			$1,182,473

Interest rate spread (3)			3.41%			3.53%
Net interest margin (4)		$29,800	3.47%		$27,048	3.66%
Tax-equivalent interest - imputed		616			664
Net interest income		$29,184			$26,384

Ratio of average interest-earning assets to average interest-bearing liabilities			144.4%			140.3%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2021 vs 2020			2021 vs 2020
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$44	$4	$48	$84	$(5)	$79
Investment securities	446	(739)	(293)	153	(1,463)	(1,310)
Loans	(523)	985	462	1,976	837	2,813
Total	(33)	250	217	2,213	(631)	1,582
Interest expense:
Deposits	46	(142)	(96)	347	(1,345)	(998)
Other borrowings	(223)	207	(16)	(178)	6	(172)
Total	(177)	65	(112)	169	(1,339)	(1,170)
Net interest income	$144	$185	$329	$2,044	$708	$2,752

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

During the third quarter of 2021, we did not record a provision for loan losses compared to a provision of $1.0 million in the third quarter of 2020. We recorded net loan charge-offs of $397,000 during the third quarter of 2021 compared to net loan charge-offs of $381,000 during the third quarter of 2020. A charge-off of $540,000 was recorded during the third quarter of 2021 on a previously impaired commercial real estate loan which had a related allowance recorded against it as of June 30, 2021. The economic impact of COVID-19 improved during the third quarter of 2021, which resulted in no provision for loan losses during the third quarter of 2021.

During the first nine months of 2021, we recorded a provision for loan losses of $500,000 compared to $2.6 million during the same period of 2020. We recorded net loan charge-offs of $509,000 during the nine months ended September 30, 2021 compared to $701,000 during the same period of 2020. The increase in our provision for loan losses during 2020 was primarily due to the estimated economic impact of the COVID-19 pandemic at that time. If the COVID-19 pandemic causes economic declines in excess of our estimations, or if the pandemic lasts longer than currently projected, our provision for loan losses may increase in future periods. We may see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic. We will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $5.5 million in the third quarter of 2021, a decrease of $2.7 million, or 33.1%, from the same period in 2020, primarily as a result of a decrease of $2.3 million in gains on sales of loans. Our gains on sales of loans decreased as our originations of secondary market one-to-four family residential real estate loans slowed due to the increase in mortgage interest rates and decreased inventory in the housing market in Landmark’s market areas. Also contributing to the decrease was a $648,000 decrease in gain on sales of investment securities during the third quarter of 2021. Partially offsetting this decrease was an increase of $146,000 in fees and services charges primarily due to higher interchange and servicing fees.

Total non-interest income was $17.7 million in the first nine months of 2021, a decrease of $2.8 million, or 13.8%, from the first nine months of 2020. The decrease in non-interest income was primarily due to a decrease of $2.3 million in gains on sales of loans. Our gains on sales of loans decreased as our originations of secondary market one-to-four family residential real estate loans slowed due to the increase in mortgage interest rates and decreased inventory in the housing market in Landmark’s market areas. Also contributing to the decrease in non-interest income was the gains on sales of investment securities as a result of the Company recording $2.4 million in net gains on sales of investment securities during the first nine months of 2020 compared to net gains of $1.1 million in the same period of 2021. Partially offsetting these decreases was a $616,000 increase in fees and services charges due to higher interchange and servicing fees.

Non-interest Expense. Non-interest expense totaled $9.4 million for the third quarter of 2021, a decrease of $79,000, or 0.8%, from $9.5 million for the third quarter of 2020. The decrease was primarily due to a decrease of $427,000 in compensation and benefits expense which was primarily a result of lower one-to-four family residential mortgage commissions. Partially offsetting this decrease was an increase of $359,000 in other non-interest expense which was primarily related to costs associated with the PPP loan forgiveness process and costs associated with foreclosure and real estate owned.

Non-interest expense totaled $27.7 million for the first nine months of 2021, an increase of $961,000 or 3.6%, from $26.7 million for the first nine months of 2020. The increase was primarily due to an increase of $859,000 in other non-interest expense which was primarily related to costs associated with the PPP loan forgiveness process and costs associated with foreclosure and real estate owned. Partially offsetting this increase was a decrease of $298,000 in compensation and benefits expense which was primarily a result of lower one-to-four family residential mortgage commissions.

Income Tax Expense. During the third quarter of 2021, we recorded income tax expense of $1.1 million, compared to $1.5 million during the same period of 2020. Our effective tax rate decreased from 21.5% in the third quarter of 2020 to 19.8% in the third quarter of 2021.

We recorded income tax expense of $3.8 million for the first nine months of 2021 compared to $3.6 million in the same period of 2020. Our effective tax rate was 20.8% in the first nine months of 2020 compared to 20.3% in the first nine months of 2021.

Financial Condition. Economic conditions in the United States deteriorated during 2020 as the impact of COVID-19 caused portions of the economy to shut down or be subject to operating restrictions. On March 28, 2020, a stay at home order was issued for the entire state of Kansas and was lifted on May 3, 2020, with a phased approach to reopening the Kansas economy. The State of Kansas and the geographic markets in which the Company operates were significantly impacted by this pandemic; however, the economic reopening has driven a rebound in the regional economy in late 2020 and 2021. The Company’s allowance for loan losses included estimates of the economic impact of COVID-19 on our loan portfolio. The COVID-19 pandemic and its effects on the economy may cause an increase in our delinquent and non-accrual loans as the economic slowdown continues to impact our customers. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise as a result of COVID-19, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $66.5 million, or 5.6%, from December 31, 2020 to $1.3 billion at September 30, 2021.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At September 30, 2021, our allowance for loan losses totaled $8.8 million, or 1.32% of gross loans outstanding, compared to $8.8 million, or 1.23% of gross loans outstanding, at December 31, 2020. Our allowance for loan losses as a percentage of gross loans outstanding, excluding PPP loans of $28.7 million at September 30, 2021 and $100.1 million at December 31, 2020, was 1.38% at September 30, 2021 compared to 1.43% at December 31, 2020. This reflects a more comparable ratio to periods prior to PPP, as no allowance for loan losses has been allocated to PPP loans since they are guaranteed by the Small Business Administration.

As of September 30, 2021 and December 31, 2020, approximately $19.7 million and $25.2 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk that raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance was sufficient to cover the risks and probable incurred losses related to such loans at September 30, 2021 and December 31, 2020, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.5 million, or 0.23% of gross loans, at September 30, 2021, compared to $1.5 million, or 0.22% of gross loans, at December 31, 2020. At September 30, 2021, $9.8 million in loans were on non-accrual status, or 1.48% of gross loans, compared to $10.5 million, or 1.47% of gross loans, at December 31, 2020. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at September 30, 2021 or December 31, 2020. Our impaired loans totaled $11.5 million at September 30, 2021 compared to $12.5 million at December 31, 2020. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2021 and December 31, 2020 was related to TDRs that were accruing interest but still classified as impaired.

At September 30, 2021, the Company had thirteen loan relationships consisting of 17 outstanding loans that were classified as TDRs. During the three and nine months ended September 30, 2021, an agriculture loan totaling $237,000 was classified as a TDR because the loan was a new loan to an existing classified loan relationship. The additional loan provided funds to stabilize the borrower’s operations through the fall harvest. During the three and nine months ended September 30, 2021, an agriculture loan paid off that was previously classified as a TDR in 2016. During the nine months ended September 30, 2021, a commercial loan relationship consisting of five loans was modified after originally being classified as a TDR in 2020. The borrower liquidated some of the collateral securing the loans and refinanced the remaining balance of $479,000 into one loan which retained a TDR classification. During the three and nine months ended September 30, 2020, the Company modified the payment terms for two agriculture loans totaling $571,000 and classified the restructurings as TDRs. A commercial loan totaling $33,000 and a $1.4 million loan relationship consisting of two commercial real estate loans and one construction loan were classified as TDRs during the three and nine months ended September 30, 2020 after negotiating restructuring agreements with the borrowers. Five loans totaling $827,000 related to one commercial loan relationship were classified as TDRs during the nine months ended September 30, 2020, after the payments were modified to interest only. All of the loans classified as TDRs were experiencing financial difficulties prior to the COVID-19 pandemic.

As of September 30, 2021, the Company had one loan modification with an outstanding loan balance of $3.7 million in connection with the COVID-19 pandemic which was also designated non-accrual and impaired; this loan subsequently paid off. This modification consisted of the deferral of principal payments. The Company also entered into short-term forbearance plans or short-term repayment plans on two one-to-four family residential mortgage loans totaling $74,000 as of September 30, 2021. Consistent with the CARES Act and the Joint Interagency Regulatory Guidance, these loan modifications were not classified as TDRs.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At September 30, 2021, we had $2.6 million of real estate owned compared to $1.8 million at December 31, 2020. As of September 30, 2021, real estate owned primarily consisted of commercial and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned. During the third quarter of 2021, the Company acquired two multi-family commercial real estate properties with a fair value of $1.2 million through a deed in lieu of foreclosure. The loan was previously classified as impaired and resulted in a $540,000 charge-off during the third quarter.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $50.7 million, or 5.0%, in total deposits during the first nine months of 2021, to $1.1 billion at September 30, 2021. The increase in deposits was primarily due to increases in non-interest-bearing demand accounts and savings accounts. Offsetting those increases were decreases in certificates of deposit and money market and checking deposit accounts. The decrease in certificates of deposit and money market and checking deposit accounts was primarily associated with a decline in public funds accounts.

Non-interest-bearing deposits at September 30, 2021, were $317.8 million, or 29.8% of deposits, compared to $264.9 million, or 26.1% of deposits, at December 31, 2020. Money market and checking deposit accounts were 45.8% of our deposit portfolio and totaled $488.2 million at September 30, 2021, compared to $491.3 million, or 48.3% of deposits, at December 31, 2020. Savings accounts increased to $151.4 million, or 14.2% of deposits, at September 30, 2021, from $126.1 million, or 12.4% of deposits, at December 31, 2020. Certificates of deposit totaled $109.3 million, or 10.2% of deposits, at September 30, 2021, compared to $133.8 million, or 13.2% of deposits, at December 31, 2020.

Certificates of deposit at September 30, 2021, scheduled to mature in one year or less totaled $62.6 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $152,000 to $27.9 million at September 30, 2021, from $28.0 million at December 31, 2020. The decrease in total borrowings was due to a decrease in repurchase agreement accounts as customers have migrated to other deposit accounts.

Cash Flows. During the nine months ended September 30, 2021, our cash and cash equivalents increased by $32.5 million. Our operating activities provided net cash of $26.0 million during the first nine months of 2021 primarily as a result of the proceeds from the sales of loans. Our investing activities used net cash of $41.2 million during the first nine months of 2021, primarily due to the purchase of investment securities and the purchase of bank owned life insurance. Financing activities provided net cash of $47.7 million during the first nine months of 2021, primarily as a result of an increase in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $495.8 million at September 30, 2021 and $382.1 million at December 31, 2020. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents. The higher balances of cash and cash equivalents are primarily held in our Federal Reserve account.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At September 30, 2021, we had no borrowings against our line of credit with the FHLB. At September 30, 2021, we had collateral pledged to the FHLB that would allow us to borrow $63.8 million, subject to FHLB credit requirements and policies. At September 30, 2021, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $81.1 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at September 30, 2021. At September 30, 2021, we had subordinated debentures totaling $21.7 million and $6.2 million of repurchase agreements. At September 30, 2021, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2022, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2021.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.2 million at September 30, 2021.

At September 30, 2021, we had outstanding loan commitments, excluding standby letters of credit, of $141.2 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of September 30, 2021 and December 31, 2020, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of September 30, 2021, the Company and the Bank met all capital adequacy requirements to which we are subject.

We believe the Company has adequate capital to withstand the impact of the COVID-19 pandemic and any economic downturn on our asset quality and net earnings. The Company performs stress tests on the loan portfolio to measure the impact of severe economic recessions on its capital levels to ensure we are prepared for events like the COVID-19 pandemic.

Dividends. During the quarter ended September 30, 2021, we paid a quarterly cash dividend of $0.20 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2021. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of September 30, 2021, approximately $31.3 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of September 30, 2021		As of December 31, 2020
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
200 basis point rising	$2,383	7.20%	$(99)	-0.30%
100 basis point rising	$1,218	3.70%	$(169)	-0.50%
100 basis point falling	$(708)	-2.10%	$(180)	-0.50%
200 basis point falling	NM	NM	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic.
●	The impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of the COVID-19 pandemic on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.

●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve including on our net interest income and the value of our securities portfolio.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in and uncertainty related to the availability of benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR and the development of a substitute.
●	The effects of severe weather, natural disasters, widespread disease or pandemics, and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 10.1	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2021, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2021 and September 30, 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and September 30, 2020; (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 12, 2021	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

