Form 10-K
period 2021-12-31
LANDMARK BANCORP INC
filed 2022-03-22
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2021

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price of $25.72 quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $92.7 million. On March 21, 2022, the total number of shares of common stock outstanding was 4,997,459.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 18, 2022, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2021 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a financial holding company that was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists of the ownership of Landmark National Bank (the “Bank”) and Landmark Risk Management, Inc., which are wholly-owned subsidiaries of the Company. As of December 31, 2021, the Company had $1.3 billion in consolidated total assets.

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

Market Areas

The COVID-19 pandemic in the United States has had and continues to have a complex and significant adverse impact on the economy, the banking industry and the Company, all subject to a high degree of uncertainty for future periods. The Bank’s products and services are offered primarily in Kansas, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020 as a result of a stay-at-home order, which was lifted on May 3, 2020, with economic and social gatherings reopening in a phased-in approach since then. COVID-19 cases have fluctuated with the Delta and Omicron variants causing spikes which temporarily impacted the economy of and customers located in Kansas.

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

The central region of the Bank’s market area consists of the Bank’s locations in Auburn, Junction City, Manhattan, Osage City, Topeka and Wamego, Kansas and includes the counties of Riley, Geary, Osage, Pottawatomie and Shawnee. The economies are significantly impacted by employment at Fort Riley Military Base in Junction City and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Topeka is the capital of Kansas and strongly influenced by the government of the State of Kansas. Topeka and Manhattan are regional destinations for retail shopping as well as home to regional hospitals. Manhattan was also selected as the site of a new National Bio and Agro-Defense Facility, which has had a significant impact on the regional economy as the facility is being constructed, and that impact is expected to continue once the facility begins operations. Construction of the facility began in 2013, and the facility is expected to be fully operational by early summer 2022. Additionally, manufacturing and service industries play a key role within the central Kansas market.

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

Human Capital Resources

Employees. At December 31, 2021, the Bank had a total of 270 employees (264 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

Diversity, Equity and Inclusion. The Company believes that a diverse workforce is critical to achieving its strategic goals. The Company strives to foster a strong and inclusive culture that is committed to delivering extraordinary service to our clients and communities by meeting the financial needs of families and businesses across Kansas.

Talent development and retention. The Company utilizes various processes to recruit employees with values that align with the Company’s vision that Everyone Starts as a Customer and Leaves as a Friend. The long-term success of the Company revolves around the ability to continue to develop and retain these employees.

Lending Activities

General. The Bank strives to provide a full range of financial products and services to small- and medium-sized businesses and to consumers in each market area it serves. The Bank targets owner-operated businesses and utilizes Small Business Administration (SBA) lending as a part of its product mix. The Bank has a loan committee for each of its markets, which has authority to approve credits within established guidelines. Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Bank’s Chief Executive Officer, the Chief Credit Officer, and other senior commercial lenders or the Bank’s board of directors. When lending to an entity, the Bank generally obtains a guaranty from the principals of the entity. The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

The following is a brief description of each major category of the Bank’s lending activity.

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are typically priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of seven years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. The balances of one-to-four family residential real estate loans increased as of December 31, 2021 compared to December 31, 2020 as the Bank decided to retain additional loans as an alternative to purchasing investment securities. While the Bank retains some of the new loan originations, most of the new loans continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and commercial real estate. Construction and land loans generally have terms of less than 18 months, and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The origination of construction and land loans has not been a primary strategy of the Bank over the past few years to reduce risk in the Bank’s loan portfolio. The balances of construction and land loans increased as of December 31, 2021 compared to December 31, 2020 as a result of increased loans to existing customers.

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

Commercial Lending. Commercial loans include loans to service, retail, wholesale and light manufacturing businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term, and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base. The Bank continues to focus its organic growth on generating additional commercial loan relationships, including SBA loans. While the balances of commercial loans declined during 2021, the Bank has been able to increase such balances over prior years as a result of continually recruiting new customer relationships.

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

Agriculture Lending. Agricultural real estate loans generally have amortization periods of 20 years or less, during which time the Bank generally retains a security interest in the borrower’s real estate. The Bank also provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Farm product loans generally have a one-year term, and machinery, equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited to 75% of appraised value. The Bank continues to focus on generating additional agriculture loan relationships in each of its market areas. Improvements in the financial results of the Bank’s agriculture customers contributed to the decline in these loan balances as of December 31, 2021 compared to December 31, 2020.

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

Paycheck Protection Program Lending. Starting in 2020, the Bank participated as a lender in the SBA’s Paycheck Protection Program (“PPP”). PPP is a loan program administered through the SBA to help businesses impacted by COVID-19, with the loans guaranteed by the SBA. Through the first and second rounds of PPP lending, the Bank funded 2,195 loans totaling approximately $186.0 million. The Bank received an origination fee from the SBA as part of the lending process. The loans have an interest rate of 1.00% plus the amortization of the origination fee. The maturity date of these loans is two or five years unless the borrower’s loan is forgiven, in which case the loan may be repaid sooner. The majority of the Bank’s PPP loans were forgiven in 2020 and 2021, leaving 101 loans totaling $17.2 million remaining at December 31, 2021.

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

The Bank is focusing on the generation of commercial, commercial real estate and agriculture loans to grow and diversify the loan portfolio. Total gross loans declined during 2021 as a result of the SBA’s forgiveness of PPP loans. Excluding PPP loans, the Bank was able to generate loan growth across the geographic markets that it serves, primarily in commercial real estate loans. In addition, the Bank also generated significant loan growth by originating PPP loans to help businesses impacted by COVID-19.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments we may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically significant financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. These reforms have been favorable to our operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provisions.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, issued a steady stream of guidance responding to the COVID-19 pandemic and took a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These included, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews, and they have continued virtual examinations in 2022.

Reference is made to the discussion of Operational, Strategic and Reputational Risks in the Risk Factors section below for information on the COVID-19 pandemic. In addition, information as to selected topics is contained in the relevant sections of this Supervision and Regulation discussion provided below.

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

The Basel III Rule. The Unites States bank regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015. Basel III, or the “Basel III Rule”, established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion, which at this juncture does not include us) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.

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

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;

●	A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

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

As of December 31, 2021, the Bank was not subject to a directive from the OCC to increase its capital and the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We elected to operate as a financial holding company in May, 2017. In order to maintain our status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that either we or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio fell to 1.30% in 2020 because of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

The DIF balance was $121.9 billion on September 30, 2021, up $1.4 billion from the end of the second quarter. The reserve ratio remained at 1.27% as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2021, the Bank paid supervisory assessments to the OCC totaling $225,000.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits or require the institution to take any action that the regulator deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risk has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2022 are discussed under “—Risk Factors.” The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

Risks and exposures related to cybersecurity require financial institutions to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Bank management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware.

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

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. The amount of reserves is established by the Federal Reserve based on tranches of zero, three and ten percent of a bank’s transaction account deposits. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the legally mandated reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

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

Anti-Money Laundering. The USA PATRIOT Act, the Bank Secrecy Act and other similar laws are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. These laws mandate financial services companies to have policies and procedures with respect to measures designed to address the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2021, we do not exceed the 300% guideline for commercial real estate loans.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act and CFPB rules imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Regulatory Relief Act provided relief in connection with mortgages for banks with assets of less than $10 billion, and, as a result, mortgages the Bank makes are now considered to be qualified mortgages if they are held in portfolio for the life of the loan. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2021.

Certain of the statistical data required to be disclosed by banks pursuant to the Securities Act of 1933 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

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

	Years ended December 31,
	2021 vs 2020			2020 vs 2019
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$133	$(14)	$119	$(103)	$40	$(63)
Investment securities
Taxable	784	(1,888)	(1,104)	(1,083)	(473)	(1,556)
Tax-exempt (1)	(37)	(279)	(316)	(383)	(44)	(427)
Loans (2)	1,018	795	1,813	6,652	(2,527)	4,125
Total	1,898	(1,386)	512	5,083	(3,004)	2,079
Interest expense:
Deposits	335	(1,417)	(1,082)	226	(3,462)	(3,236)
FHLB advances and other borrowings	(135)	(35)	(170)	(250)	(427)	(677)
Repurchase agreeements	(10)	(1)	(11)	(23)	(52)	(75)
Total	190	(1,453)	(1,263)	(47)	(3,941)	(3,988)
Net interest income	$1,708	$67	$1,775	$5,130	$937	$6,067

(1)	The change in tax-exempt income on investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(2)	The change in tax-exempt loan income is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2021, 2020 and 2019. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2021			Year ended December 31, 2020			Year ended December 31, 2019
	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$120,171	$187	0.16%	$19,435	$68	0.35%	$6,165	$131	2.12%
Investment securities
Taxable	202,003	3,005	1.49%	175,547	4,109	2.34%	220,817	5,665	2.57%
Tax-exempt (1)	141,056	3,816	2.71%	142,315	4,132	2.90%	155,567	4,559	2.93%
Loans receivable, net (2)	689,908	33,634	4.88%	668,326	31,821	4.76%	517,950	27,696	5.35%
Total interest-earning assets	1,153,138	40,642	3.52%	1,005,623	40,130	3.99%	900,499	38,051	4.23%
Non-interest-earning assets	102,558			95,800			93,258
Total	$1,255,696			$1,101,423			$993,757

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Money market and checking	$503,433	$500	0.10%	$425,525	$899	0.21%	$371,739	$2,555	0.69%
Savings accounts	145,200	47	0.03%	114,280	40	0.04%	97,966	35	0.04%
Certificates of deposit	116,904	476	0.41%	133,412	1,166	0.87%	177,091	2,751	1.55%
Total deposits	765,537	1,023	0.13%	673,217	2,105	0.31%	646,796	5,341	0.83%
FHLB advances and other borrowings	21,653	472	2.18%	27,750	642	2.31%	35,558	1,319	3.71%
Repurchase agreements	5,915	11	0.19%	11,066	22	0.20%	15,695	97	0.62%
Total interest-bearing liabilities	793,105	1,506	0.19%	712,033	2,769	0.39%	698,079	6,757	0.97%
Non-interest-bearing liabilities	330,937			272,642			194,935
Stockholders' equity	131,654			116,747			100,743
Total	$1,255,696			$1,104,422			$993,757

Interest rate spread (3)			3.33%			3.60%			3.26%
Net interest margin (4)		$39,136	3.39%		$37,361	3.72%		$31,294	3.48%
Tax equivalent interest - imputed (1) (2)		816			877			940
Net interest income		$38,320			$36,484			$30,354

Ratio of average interest-earning assets to average interest-bearing liabilities		145.4%			141.2%			129.0%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	As of December 31,
	2021	2020
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$42,675	$2,037
U.S. federal agency obligations	17,195	18,924
Municipal obligations, tax-exempt	137,984	142,676
Municipal obligations, taxable	40,046	49,535
Agency mortgage-backed securities	142,817	78,638
Total investment securities available-for-sale, at fair value	$380,717	$291,810

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio, as of December 31, 2021. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 21% federal tax rate for 2021. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2021
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$-	0.00%	$42,675	0.67%	$-	0.00%	$-	0.00%	$42,675	0.67%
U.S. federal agency obligations	11,092	0.16%	6,103	1.09%	-	0.00%	-	0.00%	17,195	0.49%
Municipal obligations, tax-exempt	4,622	2.82%	54,151	2.07%	36,508	2.91%	42,703	3.58%	137,984	2.78%
Municipal obligations, taxable	3,207	2.53%	16,623	2.20%	12,985	3.04%	7,231	2.97%	40,046	2.64%
Agency mortgage-backed securities	-	0.00%	138,067	1.39%	4,750	1.24%	-	0.00%	142,817	1.39%
Total	$18,921	1.21%	$257,619	1.46%	$54,243	2.79%	$49,934	3.49%	$380,717	1.90%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2021	2020
Balance	(Dollars in thousands)
One-to-four family residential real estate loans	$166,081	$157,984
Construction and land loans	27,644	26,106
Commercial real estate loans	198,472	172,307
Commercial loans	132,154	134,047
Paycheck protection program loans	17,179	100,084
Agriculture loans	94,267	96,532
Municipal loans	2,050	2,332
Consumer loans	24,541	24,122
Total gross loans	662,388	713,514
Net deferred loan costs and loans in process	(380)	(1,957)
Allowance for loan losses	(8,775)	(8,775)
Loans, net	$653,233	$702,782

The following table sets forth the contractual maturities of loans as of December 31, 2021. The table does not include unscheduled prepayments.

	As of December 31, 2021
	1 year or less	1-5 years	6-15 years	After 15 years	Total
	(Dollars in thousands)
One-to-four family residential real estate loans	$19,761	$63,216	$74,278	$8,826	$166,081
Construction and land loans	20,323	1,624	4,163	1,534	27,644
Commercial real estate loans	31,649	73,536	79,890	13,397	198,472
Commercial loans	68,993	47,177	15,854	130	132,154
Paycheck protection program loans	3,448	13,731	-	-	17,179
Agriculture loans	49,731	18,193	18,159	8,184	94,267
Municipal loans	214	588	1,248	-	2,050
Consumer loans	3,559	9,291	11,632	59	24,541
Total gross loans	$197,678	$227,356	$205,224	$32,130	$662,388

The following table sets forth the dollar amount of all loans that mature after one year and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2021
	Fixed	Adjustable	Total
	(Dollars in thousands)
One-to-four family residential real estate loans	$73,052	$73,268	$146,320
Construction and land loans	48	7,273	7,321
Commercial real estate loans	33,915	132,908	166,823
Commercial loans	27,243	35,918	63,161
Paycheck protection program loans	13,731	-	13,731
Agriculture loans	10,427	34,109	44,536
Municipal loans	1,836	-	1,836
Consumer loans	1,921	19,061	20,982
Total gross loans	$162,173	$302,537	$464,710

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. Under the original terms of the Company’s non-accrual loans as of December 31, 2021, interest earned on such loans for the years ended December 31, 2021, 2020 and 2019 would have increased interest income by $309,000, $380,000 and $230,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2021, 2020 and 2019.

	As of December 31,
	2021	2020	2019
	(Dollars in thousands)

Non-accrual loans	$5,230	$10,515	$5,546
Accruing loans over 90 days past due	-	-	-
Non-performing investments	-	-	-
Real estate owned, net	2,551	1,774	290
Non-performing assets	$7,781	$12,289	$5,836

Performing TDRs	$1,488	$1,947	$3,134

Allowance for loan losses to total gross loans	1.32%	1.23%	1.20%
Non-performing loans to total gross loans	0.79%	1.47%	1.03%
Non-performing assets to total assets	0.59%	1.03%	0.58%
Allowance for loan losses to non-performing loans	167.78%	83.45%	116.61%

The decrease in non-accrual loans as of December 31, 2021 was primarily related to the payoff of one commercial real estate loan relationship totaling $3.8 million and another commercial real estate loan relationship of $1.7 million which was transferred to real estate owned. Those two commercial real estate loan relationships totaling $5.5 million were the primary reason non-accrual loans increased as of December 31, 2020 as compared to December 31, 2019.

At December 31, 2021, the $2.6 million of real estate owned primarily consisted of four residential real estate properties, two commercial properties and one parcel of land. The increase in real estate owned as of December 31, 2021 compared to December 31, 2020 was primarily due to obtaining the collateral securing two non-performing commercial real estate properties. The increase in real estate owned as of December 31, 2020 compared to December 31, 2019 was primarily due to obtaining the collateral securing non-performing commercial real estate and one-to-four family residential real estate loans.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2021, the Company concluded its allowance for loan losses was adequate based on the evaluation of the loan portfolio’s probable incurred losses.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates and for the periods indicated:

	As of and for the years ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Balances at beginning of year	$8,775	$6,467	$5,765
Provision for loan losses	500	3,300	1,400
Charge-offs:
One-to-four family residential real estate loans	(81)	(251)	(56)
Construction and land loans	-	(191)	(31)
Commercial real estate loans	(540)	(131)	-
Commercial loans	(72)	(292)	(453)
Paycheck protection program loans	-	-	-
Agriculture loans	(50)	(3)	-
Municipal loans	-	-	-
Consumer loans	(235)	(248)	(285)
Total charge-offs	(978)	(1,116)	(825)
Recoveries:
One-to-four family residential real estate loans	11	-	1
Construction and land loans	263	-	-
Commercial real estate loans	-	13	-
Commercial loans	14	3	53
Paycheck protection program loans	-	-	-
Agriculture loans	66	-	-
Municipal loans	6	6	6
Consumer loans	118	102	67
Total recoveries	478	124	127
Net charge-offs	(500)	(992)	(698)
Balances at end of year	$8,775	$8,775	$6,467

The Company recorded net loan charge-offs of $500,000 during 2021 compared to $992,000 during 2020. The net loan charge-offs were primarily related to a $540,000 charge off on a previously impaired commercial real estate loan relationship that was transferred to real estate owned in 2021. The Company recorded net loan charge-offs of $992,000 during 2020 compared to $698,000 during 2019. The net loan charge-offs were primarily related to a commercial loan relationship, one-to-four family residential real estate loan relationship and a commercial real estate loan relationship which included construction and land loans.

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

	As of December 31,
	2021			2020			2019
	Amount	% Loan type to total loans	Net charge-offs to average loans	Amount	% Loan type to total loans	Net charge-offs to average loans	Amount	% Loan type to total loans	Net charge-offs to average loans
	(Dollars in thousands)
One-to-four family residential real estate loans	$623	25.0%	0.04%	$859	22.1%	0.16%	$501	27.2%	0.04%
Construction and land loans	138	4.2%	(0.96)%	181	3.7%	0.70%	271	4.2%	0.15%
Commercial real estate loans	3,051	30.0%	0.29%	2,482	24.2%	0.08%	1,386	24.8%	0.00%
Commercial loans	2,613	20.0%	0.04%	2,388	18.8%	0.24%	1,815	20.3%	0.43%
Paycheck protection program loans	-	2.6%	0.00%	-	14.0%	0.00%	-	0.0%	0.00%
Agriculture loans	2,221	14.2%	(0.02)%	2,690	13.5%	0.00%	2,347	18.3%	0.00%
Municipal loans	6	0.3%	(0.28)%	6	0.3%	(0.24)%	7	0.5%	(0.21)%
Consumer loans	123	3.7%	0.46%	169	3.4%	0.59%	140	4.7%	0.89%
Total	$8,775	100.0%	0.07%	$8,775	100.0%	0.15%	$6,467	100.0%	0.14%

The decrease in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2021 compared to December 31, 2020 was primarily due to decreased risk factors associated with probable and incurred losses due to COVID-19. The increase in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2020 compared to December 31, 2019 was primarily related to increased risk factors associated with probable and incurred losses due COVID-19.

The decrease in the allocation of the allowance for loan losses on construction and land loans as of December 31, 2021 compared to December 31, 2020 was primarily related to related to decreased risk factors associated with probable and incurred losses due to COVID-19. The decrease in the allocation of the allowance for loan losses on construction and land loans as of December 31, 2020 compared to December 31, 2019 was primarily related to related to a decrease in specific allowances related to impaired loans.

The increase in the allocation of the allowance for loan losses on commercial real estate loans as of December 31, 2021 compared to December 31, 2020 was primarily related to higher loan balances and historical loss rates, which more than offset the decreased risk factors associated with probable and incurred losses due to COVID-19. The increase in the allocation of the allowance for loan losses on commercial real estate loans as of December 31, 2020 compared to December 31, 2019 was primarily related to higher loan balances and increased risk factors associated with probable and incurred losses due to COVID-19

The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2021 compared to December 31, 2020 was primarily related to an increase in the specific allowances related to impaired loans, which more than offset the decreased risk factors associated with probable and incurred losses due to COVID-19. The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2020 compared to December 31, 2019 was primarily related to higher loan balances and increased risk factors associated with probable and incurred losses due to COVID-19.

We do not record an allowance for loan losses on PPP loans because these loans are generally guaranteed by the SBA.

The decrease in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2021 compared to December 31, 2020 was primarily related to decreased risk factors associated with probable and incurred losses due to COVID-19. The increase in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2020 compared to December 31, 2019 was primarily related to increased risk factors associated with probable and incurred losses due to COVID-19.

The allowance for loan losses is discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2021, we believed the Company’s allowance for loan losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s probable incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated.

(Dollars in thousands)	Years ended December 31,
	2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$312,224	-	$253,840	-
Money market and checking	503,433	0.10%	425,525	0.21%
Savings accounts	145,200	0.03%	114,280	0.04%
Certificates of deposit	116,904	0.41%	133,412	0.87%
Total	$1,077,761		$927,057

Total deposits include uninsured deposits of $155.1 million and $102.1 million as of December 31, 2021 and 2020, respectively.

The following table presents the maturities of certificates of deposit $250,000 or greater.

(Dollars in thousands)	As of December 31,
	2021	2020
Three months or less	$8,966	$11,738
Over three months through six months	8,903	6,181
Over six months through 12 months	4,750	6,773
Over 12 months	761	2,149
Total	$23,380	$26,841

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2021	2020	2019
Return on average assets	1.44%	1.77%	1.07%
Return on average equity	13.80%	16.70%	10.58%
Equity to total assets	10.21%	10.66%	10.88%
Dividend payout ratio	21.11%	18.67%	32.86%

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

COVID-19 Risks

The COVID-19 pandemic continues to create disruptions that affect our business, financial condition, liquidity, and results of operations.

The extent to which COVID-19 will continue to affect business operations, financial condition, credit quality, and results of operations will depend on future developments that cannot be predicated, including the duration and scope of the pandemic. The direct or indirect impact on employees, customers, counterparties, and service providers, as well as other market participants, is likely to continue through 2022 as the world attempts to gain control over the virus and emerging variants. The impact that the virus continues to have on global markets, the economy, business restrictions, and employment is ongoing as a projected return to pre-pandemic operating conditions is unknown.

In the past year, the United States economy began to rebound from severe disruptions caused by the onset of the pandemic in March 2020. Economic conditions have begun to normalize with the availability of vaccines and treatments, increasing workforce employment and participation, the lessening of business and education restrictions, and demand for services beginning to return. The financial conditions of households and businesses was bolstered significantly by government stimulus, which contributed to the economic recovery but also brought about growing pains as evidenced by supply chain problems and rising prices. Although current economic conditions are more favorable than the prior year, the outlook for continued growth is characterized by elevated uncertainty with potential for unevenness across markets and sectors. Although household and business credit and liquidity is strong currently, further pandemic-related disruptions could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans; declines in assets under management, affecting wealth management revenues; negative impacts on regional economic conditions resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations, and deposit availability; and impacts on the implementation of our growth strategy. While the recovery this past year has been strong, the pace of growth in the United States and globally could decline as a result of rising inflation, the pervasiveness of supply chain challenges across industries, and the persistence of the virus in variant forms.

Overall, we believe that the economic impact from COVID-19 will continue for some time and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity, and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, nor are there historical indicators to rely on in terms of how markets will react, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349.0 billion loan program administered through the SBA referred to as the PPP. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that included an additional $284.5 billion in PPP funding. On March 11, 2021, President Biden signed into law an additional $1.9 trillion federal stimulus bill, which could have a material effect on the overall economic environment.

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

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate, but also in the state of Kansas generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism, including the current conflict in Ukraine; widespread disease or pandemics; or a combination of these or other factors.

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

Continued elevated levels of inflation could adversely impact our business and results of operations.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7.0% in 2021. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, if interest rates were to rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio would be negatively impacted. In addition, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We maintain our allowance for loan losses at a level considered appropriate by management to absorb probable incurred loan losses in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2021 and 2020, our allowance for loan losses as a percentage of total loans, including PPP loans, was 1.32% and 1.23%, respectively, and as a percentage of total non-performing loans was 167.78% and 83.45%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb probable incurred losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

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

One-to-four family residential mortgage loans comprised $166.1 million and $158.0 million, or 25.0% and 22.1%, of our loan portfolio at December 31, 2021 and 2020, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

Real estate lending (including commercial real estate, construction and land and residential real estate) is a large portion of our loan portfolio. These categories were $392.2 million, or approximately 59.2% of our total loan portfolio, as of December 31, 2021, as compared to $356.4 million, or approximately 50.0% of our total loan portfolio, as of December 31, 2020. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of commercial real estate and construction and land loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Commercial loans comprised $132.2 million and $134.0 million, or 20.0% and 18.8%, of our loan portfolio at December 31, 2021 and 2020, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans, and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

Agriculture operating loans comprised $50.6 million and $48.2 million, or 7.6% and 6.7%, of our loan portfolio at December 31, 2021 and 2020, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2021 and 2020, agricultural real estate loans totaled $43.7 million and $48.3 million, or 6.6% and 6.8% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, tariffs, trade agreements, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

As of December 31, 2021, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $5.2 million, or 0.79% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $7.8 million, or 0.59% of total assets. In addition, we had $2.0 million in accruing loans that were 30-89 days delinquent as of December 31, 2021.

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

The Federal Reserve has signaled that it will begin to increase rates, taper its quantitative easing program, and reduce its balance sheet of bonds and other assets in 2022, but will do so with the goal of avoiding abrupt or unpredictable changes in economic or financial conditions so as not to disrupt the financial systems, also known as “shocks;” despite this, the impact of these changes cannot be certain. Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well as to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity, and the availability of credit. Furthermore, asset liquidation pressures can be amplified by liquidity mismatches and the leverage of certain nonbank financial intermediaries such as hedge funds. The financial crisis in March 2020 also demonstrated that pressures on dealer intermediation can limit the availability of liquidity during times of market stress. Given the interconnectedness of the global financial system, these vulnerabilities could impact the Company’s business operations and financial condition.

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

The transition to an alternative reference rate could cause instability and have a negative effect on financial market conditions.

In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. End dates for LIBOR have now been set, and U.S. Regulators have issued guidance as of October 2021 that urges market participants to address their existing LIBOR exposures and transition to robust and sustainable alternative rates by December 31, 2021. The Alternative Reference Rate Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR, but has also advised market participants to conduct a comprehensive evaluation of any alternative reference rates being considered for use.

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

We have approximately $33 million in loans that have interest rates tied to LIBOR, which are in the process of transitioning to SOFR. Our $21.7 million of subordinated debentures also reprice based on LIBOR and at this time it is not certain if these instruments will convert to SOFR pricing or become a fixed rate when LIBOR is eliminated. The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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

We invest in tax-exempt and taxable state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2021, we had $178.0 million of municipal securities, which represented 46.8% of our total securities portfolio. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

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

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us, which could restrict our future growth or operations.

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

The FASB has adopted a new accounting standard that is effective for our fiscal year beginning on January 1, 2023. This standard, referred to as CECL, makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis, such as our loans held for investment, and disclosures about them. The CECL impairment model will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

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

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, including internet services, cryptocurrencies and payment systems. In addition to better serving customers, the effective use of technology increases efficiency as well as enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

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

Labor shortages and failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates as a result of the COVID-19 pandemic, expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government actions. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At December 31, 2021, the Company had approximately 277 common shareholders of record and approximately 1,830 beneficial owners of our common stock.

In January 2022, we declared our 82th consecutive cash quarterly dividend of $0.21 per share. The dividend represented an increase of 10.3% from our 2021 quarterly dividend rate and we currently have no plans to change our dividend strategy given our current capital and liquidity positions.

In December 2017, our Board of Directors approved a stock repurchase program, permitting us to repurchase up to 108,006 shares of our common stock, which was the amount of shares remaining under our prior stock repurchase program (“December 2017 Repurchase Program”). Unless terminated earlier by resolution of the Board of Directors, the December 2017 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of December 31, 2021, there were 1,112 shares remaining to repurchase under the December 2017 Repurchase Program. There were no repurchases of the Company’s shares of its outstanding common stock during the three months ended December 31, 2021.

In March 2020, our Board of Directors approved a new stock repurchase plan, permitting us to repurchase up to 225,890 shares, which represents approximately 5% of our outstanding common stock (“March 2020 Repurchase Program”), following repurchase of all shares under the December 2017 Repurchase Program, under which there were 1,112 shares remaining to be repurchased as of December 31, 2021. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 6. [RESERVED]

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of the COVID-19 pandemic on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.
●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve including on our net interest income and the value of our securities portfolio.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.

●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in and uncertainty related to the availability of benchmark interest rates used to price our loans and deposits, including the elimination of LIBOR and the development of a substitute.
●	The effects of severe weather, natural disasters, widespread disease or pandemics, and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	The economic impact of past and any future terrorist attacks, acts of war, including the current conflict in Ukraine or threats thereof, and the response of the United States to any such threats and attacks.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses and the accounting for income taxes, all of which involve significant judgment by our management.

We perform periodic and systematic detailed reviews of our lending portfolio to assess overall collectability. The level of the allowance for loan losses reflects our estimate of the incurred losses in our loan portfolio. While these estimates are based on substantive methods for determining allowance requirements, actual outcomes may differ significantly from estimated results. Additional explanation of the methodologies used in establishing this allowance is provided in the “Asset Quality and Distribution” section.

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

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

SUMMARY OF PERFORMANCE. Net earnings for 2021 decreased $1.5 million, or 7.6%, to $18.0 million as compared to $19.5 million for 2020. The decrease in net earnings was primarily driven by a $4.7 million decrease in gains on sales of loans due to lower housing inventories coupled with higher mortgage interest rates, which reduced refinancing activity offset by decreased interest expense and provision for loan losses.

Net interest income for 2021 increased $1.8 million to $38.3 million, or 5.0% higher than the $36.5 million recorded for 2020. The increase in net interest income was primarily due to lower interest expense as our deposits repriced lower and higher interest income on loans. The increase in interest income on loans was driven by higher income on PPP loans. During 2021, our average balance of PPP loans was $67.6 million, which generated interest income of $5.5 million in 2021. During 2020, our average balance of PPP loans was $88.5 million, which generated interest income of $3.0 million.

We distributed a 5% stock dividend for the 21th consecutive year in December 2021. All per share and average share data in this section reflect the 2021 and 2020 stock dividends.

Interest Income. Interest income for 2021 increased $573,000 to $39.8 million, an increase of 1.5% as compared to 2020. Interest income on loans increased $1.8 million, or 5.7%, to $33.6 million for 2021 as compared to $31.8 million in 2020, due primarily to the increase in our average loan balances from $668.3 million during 2020 to $689.9 million during 2020. Our average loan balances benefited from the origination of PPP loans in 2021 and 2020. While the maturities of PPP loans are two or five years, a significant amount were forgiven during 2021, which increased the yield on loans and reduced average loan balances. In addition to the higher average balances were higher yields on loans, which increased from 4.76% in 2020 to 4.88% in 2021. Interest income on investment securities decreased $1.3 million, or 16.7%, to $6.2 million during 2021, as compared to $7.5 million in 2020. The decrease in interest income on investment securities was the result of lower yields on investment securities, which decreased from 2.59% in 2020 to 1.99% in 2021. Low market interest rates have negatively impacted the yield on our investment securities portfolio as our purchases yield less than maturities. Partially offsetting the lower rates were higher average balances, which increased from $317.9 million in 2020 to $343.1 million in 2021.

Interest Expense. Interest expense during 2021 decreased $1.3 million, or 45.6%, to $1.5 million as compared to 2020. Interest expense on interest-bearing deposits decreased $1.1 million, or 51.4%, to $1.0 million for 2021 as compared to $2.1 million in 2020. Our total cost of interest-bearing deposits decreased from 0.31% during 2020 to 0.13% during 2021 as a result of lower rates paid on money market and checking accounts that have rates that reprice based on market indexes and lower rates on our certificates of deposit. Our decline in deposit rates during 2021 reflected the decreased federal funds interest rate and other market interest rates. As these rates are now near zero, we do not expect significant reductions in our cost of deposits in future periods. Partially offsetting the lower interest rates was an increase in average interest-bearing deposit balances, which increased from $673.2 million in 2020 to $765.5 million in 2021. Interest expense on borrowings decreased $181,000, or 27.3%, to $483,000 during 2021 as compared to $664,000 in 2020. Contributing to lower interest expense on borrowings were lower average outstanding borrowings, which decreased from $38.8 million in 2020 to $27.6 million during 2021. Partially offsetting the lower average outstanding borrowings were higher rates paid on borrowings, which increased from 1.71% in 2020 to 1.75% in 2021.

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

As a result of the COVID-19 pandemic, we originated approximately $186.0 million of PPP loans from April 3, 2020, the first day of the program, through May 31, 2021, the last day of the program. These loans have an interest rate of 1.00% plus the accretion of the origination fee, which resulted in a yield of 8.16% on PPP loans in 2021 compared to 3.40% in 2020. The maturity date of these loans is two or five years unless the borrower’s loan is forgiven, in which case the loan would be repaid sooner. Approximately 91% of our PPP loans have been forgiven as of December 31, 2021. The balance of PPP loans was $17.2 million at December 31, 2021. The average balance of PPP loans during 2021 was $67.6 million, which generated interest income of $5.5 million compared to an average balance of $88.5 million in 2020 which generated interest income of $3.0 million. There were $639,000 of origination fees remaining to be accreted into income at December 31, 2021. The COVID-19 pandemic has slowed our origination of new loans, which may lead to lower net interest income and net interest margin in future periods as a result of lower loan volumes. The decline in market interest rates has adversely impacted our net interest margin as a result of lower yields on loans and investment securities exceeding the benefit of a lower cost of funds. In addition, the increase in deposit balances has increased our cash balances, which has negatively impacted our net interest margin.

During 2021, net interest income increased $1.8 million, or 5.0%, to $38.3 million compared to $36.5 million in 2020. Our net interest margin, on a tax-equivalent basis, decreased to 3.39% during 2021 from 3.72% during 2021. The increase in net interest income was primarily due to lower interest expenses as our deposits repriced lower and higher interest income on loans, primarily related to the forgiveness of PPP loans. While higher interest rates should result in increased net interest income and net interest margin, these improvements could be offset by increased competition for loans and deposits. Additionally, the deposit balance increases we have seen over the past two years may reverse resulting in the need for higher cost funding.

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

During 2021, we recorded a provision for loan losses of $500,000 compared to $3.3 million in 2020. We recorded net loan charge-offs of $500,000 during 2021 compared to net loan charge-offs of $992,000 during 2020. The increase in our provision for loan losses during 2020 was primarily due to the estimated economic impact of the COVID-19 pandemic at that time. If the COVID-19 pandemic causes economic declines in excess of our estimations, or if the pandemic lasts longer than currently projected, our provision for loan losses may increase in future periods. We may see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic. We will continue to monitor our allowance for loan losses in light of changing economic conditions, including those related to COVID-19.

Non-interest Income. Total non-interest income was $22.3 million in 2021, a decrease of $5.1 million, or 18.6%, compared to 2020. The decrease in non-interest income was primarily the result of decreases of $4.7 million in gains on sales of loans, as originations of one-to-four family residential real estate loans declined due to lower housing inventories and higher mortgage rates, which reduced refinancing activity. Also contributing to the decrease in non-interest income was lower gains on sales of investment securities, which decreased to $1.1 million in 2021 from $2.4 million in 2020. Partially offsetting those decreases was an increase of $766,000 in fees and service charges. The increase in fees and service charges was primarily due to growth in deposit and loan servicing fees.

Non-interest Expense. Non-interest expense increased $1.0 million, or 2.7%, to $37.3 million in 2021 compared to $36.3 million in 2020. The increase was primarily due to an increase of $1.0 million, or 16.4%, in other expenses as a result of an increase in costs associated with the PPP forgiveness process, loan foreclosure expense and our captive insurance subsidiary. Also contributing to the increase in non-interest expense was an increase of $247,000 in professional fees due to higher legal and consulting costs and an increase of $185,000 in data processing charges due to an increased number of accounts and products offered. Offsetting the increase in non-interest expense was a decrease of $500,000 in compensation and benefits due primarily to lower commissions paid on one-to-four family residential real estate loan originations.

INCOME TAXES. We recorded income tax expense of $4.8 million in 2021 and 2020. The effective tax rate increased from 19.7% in 2020 to 21.1% in 2021, primarily due to incurring tax expense of $162,000 in 2021 to increase our accrued interest and penalties on unrecognized tax benefits compared to recognizing a tax benefit of $229,000 related to the recognition of previously unrecognized tax benefits in 2020.

FINANCIAL CONDITION. Economic conditions in the United States improved during 2021 as COVID-19 vaccinations and stimulus programs positively impacted the economy. The State of Kansas and the geographic markets in which the Company operates also experienced a rebound in economic condition during 2021. Some of the improvement in economic conditions has been partially offset by supply chain constraints and rising inflation. The Company’s allowance for loan losses included estimates of the economic impact of COVID-19 and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $140.9 million, or 11.9%, to $1.3 billion at December 31, 2021, compared to $1.2 billion at December 31, 2020. The increase in our total assets was primarily the result of a $104.4 million, or 123.1%, increase in cash and cash equivalents, which increased to $189.2 million at December 31, 2021 from $84.8 million at December 31, 2020. Our increase in cash and cash equivalents was due to deposit growth and a decline in loans largely due to the forgiveness of PPP loans. Investment securities available-for-sale increased $88.9 million from $291.8 million at December 31, 2020 to $380.7 million at December 31, 2021. Net loans, excluding loans held for sale, decreased $49.6 million, or 7.1%, to $653.2 at December 31, 2021, compared to $702.8 million at December 31, 2020. The decrease in loans was driven by the forgiveness of PPP loans which declined by $82.9 million from December 31, 2020 to December 31, 2021.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. If the COVID-19 pandemic or other factors cause economic declines in excess of our estimations, or if the pandemic lasts longer than currently projected, our provision for loan losses may remain elevated or increase in future periods. We will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19. At December 31, 2021, our allowance for loan losses totaled $8.8 million, or 1.32% of gross loans outstanding, as compared to $8.8 million, or 1.23% of gross loans outstanding, at December 31, 2020. The allowance for loan losses to gross loans outstanding was impacted by the $17.2 million and $100.1 million of PPP loans which are guaranteed by the SBA and have no allowance allocated as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021 and 2020, approximately $18.0 million and $25.2 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. The decrease in classified loans was primarily due to improvements in the agriculture industry, and two commercial real estate loan relationships totaling $5.5 million which paid off or transferred to other real estate. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though these borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at December 31, 2021 and 2020, respectively.

Loans past due 30-89 days and still accruing interest totaled $2.0 million, or 0.30% of gross loans, at December 31, 2021, compared to $1.5 million, or 0.22% of gross loans, at December 31, 2020. At December 31, 2021, $5.2 million of loans were on non-accrual status, or 0.79% of gross loans, compared to $10.5 million, or 1.47% of gross loans, at December 31, 2020. The decrease in non-performing loans primarily related to two commercial real estate loan relationships totaling $5.5 million, which paid off or transferred to other real estate. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at December 31, 2021 and 2020. Our impaired loans totaled $6.7 million December 31, 2021 compared to $12.5 million at December 31, 2020. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2021 and December 31, 2020 was related to TDRs that were accruing interest but still classified as impaired.

At December 31, 2021, the Company had 11 loan relationships consisting of 16 outstanding loans totaling $3.4 million that were classified as TDRs compared to nine loan relationships consisting of 21 outstanding loans totaling $3.9 million that were classified as TDRs at December 31, 2020.

During 2021, a commercial loan relationship consisting of five loans was modified after originally being classified as a TDR in 2020. The borrower liquidated some of the collateral securing the loans and refinanced the remaining balance of $397,000 into one loan, which retained a TDR classification. A commercial loan totaling $32,000 was classified as a TDR during 2021 after the maturity of the loan was extended. The restructuring changed the payment terms to match the borrower’s cash flows. The Company had previously charged-off $100,000 of the loan due to a collateral shortfall. An agriculture loan totaling $250,000 was also classified as a TDR during 2021 after a new loan was originated to an existing classified loan relationship. The additional loan provided funds to stabilize the borrower’s operations through the fall harvest. All of the loans classified as TDRs were experiencing financial difficulties prior to the COVID-19 pandemic. An agriculture loan and two construction and land loans previously classified as TDRs in 2016 and 2012, respectively, were paid off during 2021.

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

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2021, we had $2.6 million of real estate owned compared to $1.8 million at December 31, 2020. The increase in real estate owned as of December 31, 2021 compared to December 31, 2020 was primarily due to obtaining the collateral securing non-performing commercial real estate and one-to-four family residential real estate loans. As of December 31, 2021, real estate owned consisted of commercial buildings, undeveloped land and residential real estate. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $132.5 million, or 13.0% in total deposits during 2021, to $1.1 billion at December 31, 2021, from $1.0 billion at December 31, 2020. The increase in deposits was primarily due to deposit growth in all categories of deposits with the exception of certificates of deposits. The increase in deposits was related to PPP loan proceeds, government stimulus payments and customers increasing their liquidity positions. Additionally, money market and checking accounts and savings accounts increased as a result of higher interest rates. The decrease in certificates of deposit was associated with the lower public funds balances and lower rates offered on certificates of deposit.

Total borrowings increased $1.0 million, or 3.7%, to $29.0 million at December 31, 2021, from $28.0 million at December 31, 2020. The increase in borrowings was the result of a $1.0 million increase in repurchase agreement balances.

Non-interest-bearing deposits at December 31, 2021, were $350.0 million, or 30.5% of deposits, compared to $264.9 million, or 26.1% of deposits, at December 31, 2020. Money market and checking accounts were 46.8% of our deposit portfolio and totaled $536.9 million at December 31, 2021, compared to $491.3 million, or 48.3% of deposits, at December 31, 2020. Savings accounts increased to $155.5 million, or 13.5% of deposits, at December 31, 2021, from $126.1 million, or 12.4% of deposits, at December 31, 2020. Certificates of deposit totaled $106.1 million, or 9.2% of deposits, at December 31, 2021, compared to $133.7 million, or 13.2% of deposits, at December 31, 2020. Competition for deposits may affect our ability to continue to increase deposit balances and could result in a decrease in our deposit balances in future periods.

Certificates of deposit at December 31, 2021, scheduled to mature in one year or less totaled $90.8 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2021, our cash and cash equivalents increased by $104.4 million. Our operating activities provided net cash of $31.2 million in 2021, which is primarily the result of net earnings and sales of one-to-four family residential mortgage loans. Our investing activities used net cash of $56.5 million during 2021, primarily as a result of the purchase of investment securities. Our financing activities provided net cash of $129.7 million during 2021, primarily as a result of an increase in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $577.3 million at December 31, 2021 and $382.1 million at December 31, 2020. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of brokered deposits, FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2021, we had no outstanding balance against our line of credit with the FHLB. At December 31, 2021, we had collateral pledged to the FHLB that would allow us to borrow $67.5 million, subject to FHLB credit requirements and policies. At December 31, 2021, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $79.3 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at December 31, 2021. At December 31, 2021, we had subordinated debentures totaling $21.7 million and other borrowings of $7.4 million, which consisted of repurchase agreements. At December 31, 2021, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution that matures on November 1, 2022, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2021. The Company is eligible to pledge PPP loans to the Federal Reserve’s Paycheck Protection Program Liquidity Facility for additional liquidity, but the Company has not utilized this facility to date.

OFF-BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.9 million at December 31, 2021.

At December 31, 2021, we had outstanding loan commitments, excluding standby letters of credit, of $139.5 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rule requires a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). At December 31, 2021, the Bank maintained a leverage ratio of 10.58% and a total risk-based capital ratio of 18.46%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2021, including the capital conservation buffers.

	Actual	Actual	Minimum	Minimum
(dollars in thousands)	amount	percent	amount	percent(1)
Leverage	$132,313	10.58%	$50,040	4.00%
Common Equity Tier 1 Capital	132,313	17.29%	53,563	7.00%
Tier 1 Capital	132,313	17.29%	65,041	8.50%
Total risk-based Capital	141,228	18.46%	80,345	10.50%

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

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums. As of December 31, 2021 and 2020, the Company and the Bank also exceeded the “well capitalized” thresholds, which is the highest rating available. There are no conditions or events that management believes have changed the Company’s and the Bank’s category as of the date of this report. We have $21.7 million in trust preferred securities which, in accordance with current capital guidelines, have been included in total risk-based capital as of December 31, 2021. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2021, we paid quarterly cash dividends of $0.19 per share to our stockholders, as adjusted to give effect to 5% stock dividends, which we distributed for the 21th consecutive year in December 2021. The 2020 quarterly cash dividends were $0.18 per share as adjusted to give effect to 5% stock dividends.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2021. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2021, $26.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2021 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100, 200 and 300 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

(dollars in thousands)
Scenario	$000's change in net interest income	% change in net interest income
300 basis point rising	$3,356	9.9%
200 basis point rising	2,234	6.6%
100 basis point rising	1,157	3.4%
100 basis point falling	(845)	(2.5)%

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

The following is our “static gap” schedule. Loans include prepayment assumptions based on historical prepayment speeds. Mortgage-backed securities include published prepayment assumptions, while all other investments assume no prepayments.

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

(“GAP” TABLE)

As of December 31, 2021
	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$16,254	$41,861	$219,286	$103,316	$380,717
Loans	201,524	168,292	262,991	25,221	658,028
Total interest-earning assets	$217,778	$210,153	$482,277	$128,537	$1,038,745

Interest-bearing liabilities:
Certificates of deposit	$36,390	$54,405	$15,310	$2	$106,107
Money market and checking accounts	4,333	12,997	421,515	98,023	536,868
Savings accounts	-	-	124,401	31,100	155,501
Borrowed money	29,054	-	-	-	29,054
Total interest-bearing liabilities	$69,777	$67,402	$561,226	$129,125	$827,530

Interest sensitivity gap per period	$148,001	$142,751	$(78,949)	$(588)	$211,215
Cumulative interest sensitivity gap	148,001	290,752	211,803	211,215

Cumulative gap as a percent of total interest-earning assets	14.25%	27.99%	20.39%	20.33%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	312.11%	311.95%	130.33%	125.52%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Landmark Bancorp, Inc. and Subsidiaries

Manhattan, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Qualitative factors

As described in Note 1 and Note 5 to the consolidated financial statements, the Company’s allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio. The allowance for loan losses was $8,775,000 as of December 31, 2021, which consists of two components: the valuation allowance for loans individually evaluated for loss (“specific component”), representing $504,000, and the valuation allowance for loans collectively evaluated for loss (“general component”), representing $8,271,000. The general component is based on the Company’s historical loss experience adjusted for qualitative factors.

The qualitative factors include changes in lending policies and procedures, including changes in underwriting standards; changes in international, national, regional, and local economic and business conditions; changes in the nature, volume, and terms of loans in the portfolio; changes in lending management and lending staff; changes in the volume and severity of past due loans, nonaccrual loans, and adversely classified loans; changes in the loan review function; changes in the value of underlying collateral; the existence of and changes in credit concentrations; and other external factors. Management applied significant judgment to determine the amount of the qualitative factors. We identified auditing the qualitative factors to be a critical audit matter as it involved especially subjective auditor judgment to audit management’s determination and application of the qualitative factors.

Our substantive audit procedures to address the critical audit matter related to the qualitative factors included the following:

●	Tested the completeness and accuracy of internal data and the relevance and reliability of external data used as a basis for the qualitative factors.
●	Evaluated the reasonableness of management’s judgments related to data used in the determination of the qualitative factors and the resulting allocation to the allowance.
●	Analytically evaluated the qualitative factors, including the magnitude of the adjustments.
●	Tested the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas

March 22, 2022

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2021	2020
Assets
Cash and cash equivalents	$189,213	$84,818
Interest-bearing deposits at other banks	7,378	5,460
Investment securities available-for-sale, at fair value	380,717	291,810
Bank stocks, at cost	2,905	4,473
Loans, net of allowance for loans losses of $8,775 and $8,775	653,233	702,782
Loans held for sale, at fair value	4,795	15,533
Bank owned life insurance	32,106	25,420
Premises and equipment, net	20,803	20,493
Goodwill	17,532	17,532
Other intangible assets, net	84	206
Mortgage servicing rights	4,193	3,726
Real estate owned, net	2,551	1,774
Accrued interest and other assets	13,458	14,000
Total assets	$1,328,968	$1,188,027

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$350,005	$264,878
Money market and checking	536,868	491,275
Savings	155,501	126,124
Certificates of deposit	106,107	133,750
Total deposits	1,148,481	1,016,027

Subordinated debentures	21,651	21,651
Other borrowings	7,403	6,371
Accrued interest and other liabilities	15,790	17,306
Total liabilities	1,193,325	1,061,355

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 4,997,459 and 4,750,838 shares issued and outstanding at December 31, 2021 and 2020, respectively	50	48
Additional paid-in capital	79,120	72,230
Retained earnings	52,593	44,947
Accumulated other comprehensive income	3,880	9,447
Total stockholders’ equity	135,643	126,672

Total liabilities and stockholders’ equity	$1,328,968	$1,188,027

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2021	2020	2019
Interest income:
Loans	$33,612	$31,797	$27,669
Investment securities:
Taxable	3,192	4,177	5,796
Tax-exempt	3,022	3,279	3,646
Total interest income	39,826	39,253	37,111
Interest expense:
Deposits	1,023	2,105	5,341
Subordinated debentures	472	614	970
Borrowings	11	50	446
Total interest expense	1,506	2,769	6,757
Net interest income	38,320	36,484	30,354
Provision for loan losses	500	3,300	1,400
Net interest income after provision for loan losses	37,820	33,184	28,954
Non-interest income:
Fees and service charges	8,857	8,091	7,737
Gains on sales of loans, net	10,487	15,155	6,353
Increase in cash surrender value of bank owned life insurance	686	611	752
Gains (losses) on sales of investment securities, net	1,138	2,448	(177)
Other	1,093	1,053	1,144
Total non-interest income	22,261	27,358	15,809
Non-interest expense:
Compensation and benefits	20,157	20,657	17,792
Occupancy and equipment	4,482	4,432	4,470
Data processing	2,016	1,831	1,646
Amortization of mortgage servicing rights and other intangibles	1,601	1,602	1,206
Professional fees	1,831	1,584	1,683
Other	7,169	6,156	5,851
Total non-interest expense	37,256	36,262	32,648
Earnings before income taxes	22,825	24,280	12,115
Income tax expense	4,814	4,787	1,453
Net earnings	$18,011	$19,493	$10,662
Earnings per share (1):
Basic	$3.61	$3.91	$2.11
Diluted	$3.60	$3.91	$2.10

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2021, 2020 and 2019.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Net earnings	$18,011	$19,493	$10,662

Net unrealized holding (losses) gains on available-for-sale securities	(6,236)	8,021	12,048
Less reclassification adjustment on (gains) losses included in earnings	(1,138)	(2,448)	177
Net unrealized (losses) gains	(7,374)	5,573	12,225
Income tax effect on net gains (losses) included in earnings	279	600	(43)
Income tax effect on net unrealized holding losses (gains)	1,528	(1,965)	(2,952)
Other comprehensive (loss) income	(5,567)	4,208	9,230

Total comprehensive income	$12,444	$23,701	$19,892

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2019	$44	$63,775	$32,073	$-	$(3,991)	$91,901
Net earnings	-	-	10,662	-	-	10,662
Other comprehensive income	-	-	-	-	9,230	9,230
Dividends paid ($0.69 per share) (1)	-	-	(3,508)	-	-	(3,508)
Issuance of restricted common stock, 3,416 shares	-	-	-	-	-	-
Stock-based compensation	-	286	-	-	-	286
Exercise of stock options, 3,275 shares (2)	-	36	-	-	-	36
5% stock dividend, 218,589 shares	2	4,932	(4,934)	-	-	-
Balance at December 31, 2019	46	69,029	34,293	-	5,239	108,607
Net earnings	-	-	19,493	-	-	19,493
Other comprehensive income	-	-	-	-	4,208	4,208
Dividends paid ($0.73 per share) (1)	-	-	(3,633)	-	-	(3,633)
Issuance of restricted common stock, 17,350 shares	-	-	-	-	-	-
Stock-based compensation	-	304	-	-	-	304
Purchase of 106,894 treasury shares	-	-	-	(2,349)	-	(2,349)
Exercise of stock options, 19,030 shares (2)	-	42	-	-	-	42
5% stock dividend, 225,650 shares	2	2,855	(5,206)	2,349	-	-
Balance at December 31, 2020	48	72,230	44,947	-	9,447	126,672
Net earnings	-	-	18,011	-	-	18,011
Other comprehensive loss	-	-	-	-	(5,567)	(5,567)
Dividends paid ($0.76 per share) (1)	-	-	(3,818)	-	-	(3,818)
Issuance of restricted common stock, 2,880 shares	-	-	-	-	-	-
Stock-based compensation	-	323	-	-	-	323
Exercise of stock options, 6,172 shares (2)	-	22	-	-	-	22
5% stock dividend, 237,569 shares	2	6,545	(6,547)	-	-	-
Balance at December 31, 2021	$50	$79,120	$52,593	$-	$3,880	$135,643

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2021, 2020 and 2019.
(2)	Shares from the exercise of stock options are shown net of forfeitures realted to cashless exercises.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$18,011	$19,493	$10,662
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	500	3,300	1,400
Valuation allowance on real estate owned	48	19	31
Amortization of investment security premiums, net	2,078	1,219	1,682
Amortization of purchase accounting adjustment on loans	(55)	(67)	(48)
Amortization of intangibles	1,601	1,602	1,206
Depreciation	997	987	1,018
Increase in cash surrender value of bank owned life insurance	(686)	(611)	(752)
Stock-based compensation	323	304	286
Deferred income taxes	808	(503)	(195)
Net (gain) loss on investment securities	(1,138)	(2,448)	177
Net loss (gain) on sales of premises and equipment and foreclosed assets	5	29	(52)
Net gains on sales of loans	(10,487)	(15,155)	(6,353)
Proceeds from sale of loans	344,187	407,978	207,187
Origination of loans held for sale	(324,908)	(402,564)	(205,532)
Changes in assets and liabilities:
Accrued interest and other assets	611	(2,606)	817
Accrued interest, expenses and other liabilities	(736)	3,833	(2,427)
Net cash provided by operating activities	31,159	14,810	9,107
Cash flows from investing activities:
Net decrease (increase) in loans	47,840	(175,721)	(44,641)
Net change in interest-bearing deposits at banks	(1,918)	(3,556)	5,886
Maturities and prepayments of investment securities	60,904	56,945	67,704
Purchases of investment securities	(174,748)	(42,022)	(53,195)
Proceeds from sale of investment securities	16,623	61,163	15,318
Redemption of bank stocks	2,418	3,001	7,852
Purchase of bank stocks	(850)	(4,365)	(6,185)
Proceeds from sales of premises and equipment and foreclosed assets	601	366	258
Proceeds from bank owned life insurance	-	-	284
Purchase of bank owned life insurance	(6,000)	-	-
Purchases of premises and equipment, net	(1,324)	(359)	(1,038)
Net cash used in investing activities	(56,454)	(104,548)	(7,757)
Cash flows from financing activities:
Net increase in deposits	132,454	180,979	11,400
Federal Home Loan Bank advance borrowings	-	161,170	430,322
Federal Home Loan Bank advance repayments	-	(164,170)	(447,322)
Proceeds from other borrowings	1,032	1,075	2,302
Repayments on other borrowings	-	(12,252)	-
Proceeds from exercise of stock options	22	42	36
Payment of dividends	(3,818)	(3,633)	(3,508)
Purchase of treasury stock	-	(2,349)	-
Net cash provided by (used in) financing activities	129,690	160,862	(6,770)
Net increase (decrease) in cash and cash equivalents	104,395	71,124	(5,420)
Cash and cash equivalents at beginning of year	84,818	13,694	19,114
Cash and cash equivalents at end of year	$189,213	$84,818	$13,694

(continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019

Supplemental disclosure of cash flow information:
Cash payments paid during the year for income taxes	$4,458	$4,135	$722
Cash paid during the year for interest	1,549	3,005	6,795
Cash paid during the year for operating leases	141	179	163

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$1,264	$1,886	$482
Operating lease asset and related liability recorded	219	-	353

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

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in the operation of banks. As of December 31, 2021 and 2020, the Bank did not have a minimum reserve requirement.

Cash Flows. Cash and cash equivalents include cash on hand and amounts due from banks with original maturities of fewer than 90 days, and are carried at cost. Net cash flows are reported for customer loan and deposit transactions.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in other banks include investments in certificates of deposits with original maturities greater than 90 days, and are carried at cost.

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

Bank Owned Life Insurance. The Company has purchased life insurance policies on certain key officers. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computation for 2021, 2020 and 2019 excluded 51,088, 99,364 and 110,293, respectively, of unexercised stock options because their inclusion would have been anti-dilutive.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2021, 2020 and 2019, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2021	2020	2019
Net earnings available to common shareholders	$18,011	$19,493	$10,662

Weighted average common shares outstanding - basic	4,994,546	4,987,322	5,063,402
Assumed exercise of stock options	12,066	4,579	15,260
Weighted average common shares outstanding - diluted	5,006,612	4,991,901	5,078,662
Earnings per share:
Basic	$3.61	$3.91	$2.11
Diluted	$3.60	$3.91	$2.10

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

(3) Investment Securities

A summary of investment securities available-for-sale is as follows:

(Dollars in thousands)	As of December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$43,098	$-	$(423)	$42,675
U. S. federal agency obligations	17,165	67	(37)	17,195
Municipal obligations, tax exempt	133,558	4,488	(62)	137,984
Municipal obligations, taxable	39,011	1,171	(136)	40,046
Agency mortgage-backed securities	142,747	1,339	(1,269)	142,817
Total	$375,579	$7,065	$(1,927)	$380,717

	As of December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

U. S. treasury securities	$2,000	$37	$-	$2,037
U. S. federal agency obligations	18,804	138	(18)	18,924
Municipal obligations, tax exempt	136,321	6,367	(12)	142,676
Municipal obligations, taxable	46,643	2,892	-	49,535
Agency mortgage-backed securities	75,530	3,108	-	78,638
Total	$279,298	$12,542	$(30)	$291,810

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2021 and 2020. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2021
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. treasury securities	28	$42,675	$(423)	$-	$-	$42,675	$(423)
U. S. federal agency obligations	6	$12,073	$(30)	$3,048	$(7)	15,121	(37)
Municipal obligations, tax exempt	37	12,411	(46)	1,879	(16)	14,290	(62)
Municipal obligations, taxable	13	8,802	(136)	-	-	8,802	(136)
Agency mortgage-backed securities	28	95,028	(1,269)	-	-	95,028	(1,269)
Total	112	$170,989	$(1,904)	$4,927	$(23)	$175,916	$(1,927)

		As of December 31, 2020
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. federal agency obligations	4	$11,772	$(18)	$-	$-	$11,772	$(18)
Municipal obligations, tax exempt	12	4,191	(12)	-	-	4,191	(12)
Total	16	$15,963	$(30)	$-	$-	$15,963	$(30)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the security and its belief that it was more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believed that the U.S. treasury security identified in the tables above was temporarily impaired.

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2021, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

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

The table below includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. The amortized cost and fair value of investment securities at December 31, 2021 are as follows:

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$18,859	$18,921
Due after one year but within five years	256,749	257,619
Due after five years but within ten years	52,372	54,243
Due after ten years	47,599	49,934
Total	$375,579	$380,717

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Sales proceeds	$16,623	$61,163	$15,318

Realized gains	$1,138	$2,449	$2
Realized losses	-	(1)	(179)
Net realized gains	$1,138	$2,448	$(177)

Securities with carrying values of $331.7 million and $279.2 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2021 and 2020, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(4) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2021 was $857,000 compared to $2.4 million at December 31, 2020. The carrying value of the FRB stock was $1.9 million at both December 31, 2021 and 2020. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB, as applicable. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2021 and 2020.

(5) Loans and Allowance for Loan Losses

Loans consisted of the following:

	As of December 31,
(Dollars in thousands)	2021	2020

One-to-four family residential real estate loans	$166,081	$157,984
Construction and land loans	27,644	26,106
Commercial real estate loans	198,472	172,307
Commercial loans	132,154	134,047
Paycheck protection program loans	17,179	100,084
Agriculture loans	94,267	96,532
Municipal loans	2,050	2,332
Consumer loans	24,541	24,122
Total gross loans	662,388	713,514
Net deferred loan (fees) costs and loans in process	(380)	(1,957)
Allowance for loan losses	(8,775)	(8,775)
Loans, net	$653,233	$702,782

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2021
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2021	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775
Charge-offs	(81)	-	(540)	(72)	-	(50)	-	(235)	(978)
Recoveries	11	263	-	14	-	66	6	118	478
Provision for loan losses	(166)	(306)	1,109	283	-	(485)	(6)	71	500
Balance at December 31, 2021	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$-	$504	$-	$-	$-	$-	$504
Collectively evaluated for loss	623	138	3,051	2,109	-	2,221	6	123	8,271
Total	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775

Loan balances:
Individually evaluated for loss	$578	$794	$2,214	$1,029	$-	$2,067	$36	$-	$6,718
Collectively evaluated for loss	165,503	26,850	196,258	131,125	17,179	92,200	2,014	24,541	655,670
Total	$166,081	$27,644	$198,472	$132,154	$17,179	$94,267	$2,050	$24,541	$662,388

(Dollars in thousands)
	Year ended December 31, 2020
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2020	$501	$271	$1,386	$1,815	$-	$2,347	$7	$140	$6,467
Charge-offs	(251)	(191)	(131)	(292)	-	(3)	-	(248)	(1,116)
Recoveries	-	-	13	3	-	-	6	102	124
Provision for loan losses	609	101	1,214	862	-	346	(7)	175	3,300
Balance at December 31, 2020	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$177	$22	$-	$67	$-	$-	$266
Collectively evaluated for loss	859	181	2,305	2,366	-	2,623	6	169	8,509
Total	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775

Loan balances:
Individually evaluated for loss	$914	$1,137	$8,119	$1,639	$-	$614	$36	$3	$12,462
Collectively evaluated for loss	157,070	24,969	164,188	132,408	100,084	95,918	2,296	24,119	701,052
Total	$157,984	$26,106	$172,307	$134,047	$100,084	$96,532	$2,332	$24,122	$713,514

(Dollars in thousands)
	Year ended December 31, 2019
	One-to-four family residential real estate	Construction and land	Commercial real estate	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2019	$449	$168	$1,686	$1,051	$2,238	$7	$166	$5,765
Charge-offs	(56)	(31)	-	(453)	-	-	(285)	(825)
Recoveries	1	-	-	53	-	6	67	127
Provision for loan losses	107	134	(300)	1,164	109	(6)	192	1,400
Balance at December 31, 2019	$501	$271	$1,386	$1,815	$2,347	$7	$140	$6,467

Allowance for loan losses:
Individually evaluated for loss	$129	$191	$103	$204	$106	$-	$-	$733
Collectively evaluated for loss	372	80	1,283	1,611	2,241	7	140	5,734
Total	$501	$271	$1,386	$1,815	$2,347	$7	$140	6,467

Loan balances:
Individually evaluated for loss	$1,256	$1,479	$3,461	$1,298	$1,124	$58	$4	$8,680
Collectively evaluated for loss	145,249	20,980	130,040	108,314	97,434	2,598	25,097	529,712
Total	$146,505	$22,459	$133,501	$109,612	$98,558	$2,656	$25,101	$538,392

The Company’s impaired loans decreased $5.8 million from $12.5 million at December 31, 2020 to $6.7 million at December 31, 2021. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2021 and December 31, 2020 was related to TDRs that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis for impaired loans was immaterial during the years 2021, 2020 and 2019. The following tables present information on impaired loans:

(Dollars in thousands)
	As of December 31, 2021
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$578	$578	$578	$-	$-	$590	$8
Construction and land loans	2,401	794	794	-	-	895	16
Commercial real estate loans	2,214	2,214	2,214	-	-	2,388	37
Commercial loans	1,380	1,029	520	509	504	1,096	38
Agriculture loans	2,235	2,067	2,067	-	-	2,420	67
Municipal loans	36	36	36	-	-	36	1
Total impaired loans	$8,844	$6,718	$6,209	$509	$504	$7,425	$167

	As of December 31, 2020
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$914	$914	$914	$-	$-	$925	$3
Construction and land loans	2,872	1,137	1,137	-	-	1,211	26
Commercial real estate loans	8,119	8,119	4,302	3,817	177	8,152	8
Commercial loans	1,990	1,639	1,543	96	22	1,984	43
Agriculture loans	829	614	538	76	67	618	67
Municipal loans	36	36	36	-	-	54	1
Consumer loans	3	3	3	-	-	4	-
Total impaired loans	$14,763	$12,462	$8,473	$3,989	$266	$12,948	$148

	As of December 31, 2019
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$1,297	$1,256	$887	$369	$129	$1,291	$10
Construction and land loans	3,214	1,479	1,288	191	191	1,631	36
Commercial real estate loans	3,461	3,461	3,258	203	103	3,489	478
Commercial loans	1,427	1,298	416	882	204	1,464	11
Agriculture loans	1,339	1,124	613	511	106	1,166	48
Municipal loans	58	58	58	-	-	58	1
Consumer loans	4	4	4	-	-	5	-
Total impaired loans	$10,800	$8,680	$6,524	$2,156	$733	$9,104	$584

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2021 or December 31, 2020. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2021
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$20	$125	$-	$145	$417	$562	$165,519
Construction and land loans	-	-	-	-	681	681	26,963
Commercial real estate loans	-	-	-	-	2,214	2,214	196,258
Commercial loans	289	340	-	629	593	1,222	130,932
Paycheck protection program loans	-	-	-	-	-	-	17,179
Agriculture loans	1,189	-	-	1,189	1,325	2,514	91,753
Municipal loans	-	-	-	-	-	-	2,050
Consumer loans	18	9	-	27	-	27	24,514
Total	$1,516	$474	$-	$1,990	$5,230	$7,220	$655,168

Percent of gross loans	0.23%	0.07%	0.00%	0.30%	0.79%	1.09%	98.91%

	As of December 31, 2020
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$262	$185	$-	$447	$749	$1,196	$156,788
Construction and land loans	-	-	-	-	694	694	25,412
Commercial real estate loans	-	-	-	-	8,119	8,119	164,188
Commercial loans	832	-	-	832	874	1,706	132,341
Paycheck protection program loans	-	-	-	-	-	-	100,084
Agriculture loans	206	29	-	235	76	311	96,221
Municipal loans	-	-	-	-	-	-	2,332
Consumer loans	15	1	-	16	3	19	24,103
Total	$1,315	$215	$-	$1,530	$10,515	$12,045	$701,469

Percent of gross loans	0.19%	0.03%	0.00%	0.22%	1.47%	1.69%	98.31%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2021, 2020 and 2019, would have increased interest income by $309,000, $380,000 and $230,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2021, 2020 and 2019.

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

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2021		As of December 31, 2020
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$165,299	$782	$154,985	$2,999
Construction and land loans	26,963	681	25,412	694
Commercial real estate loans	193,669	4,803	161,661	10,646
Commercial loans	123,609	8,545	132,023	2,024
Paycheck protection program loans	17,179	-	100,084	-
Agriculture loans	91,036	3,231	87,662	8,870
Municipal loans	2,050	-	2,332	-
Consumer loans	24,541	-	24,119	3
Total	$644,346	$18,042	$688,278	$25,236

At December 31, 2021, the Company had 11 loan relationships consisting of 16 outstanding loans totaling $3.4 million that were classified as TDRs compared to nine loan relationships consisting of 21 outstanding loans totaling $3.9 million that were classified as TDRs at December 31, 2020.

During 2021, a commercial loan relationship consisting of five loans was modified after originally being classified as a TDR in 2020. The borrower liquidated some of the collateral securing the loans and refinanced the remaining balance of $397,000 into one loan, which retained a TDR classification. A commercial loan totaling $32,000 was classified as a TDR during 2021 after the maturity of the loan was extended. The restructuring changed the payment terms to match the borrower’s cash flows. The Company had previously charged-off $100,000 of the loan due to a collateral shortfall. An agriculture loan totaling $250,000 was also classified as a TDR during 2021 after a new loan was originated to an existing classified loan relationship. The additional loan provided funds to stabilize the borrower’s operations through the fall harvest. All of the loans classified as TDRs were experiencing financial difficulties prior to the COVID-19 pandemic. An agriculture loan and two construction and land loans previously classified as TDRs in 2016 and 2012, respectively, were paid off during 2021.

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

Subsequently, the Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of December 31, 2021, 2020 and 2019. At December 31, 2021, there were no commitments to lend additional funds on loans classified as TDRs. The Company did not record any charge-offs against loans classified as TDRs during 2021 and recorded a credit provision for loan loss of $6,000 against TDRs in 2021. The Company did not record any charge-offs against loans classified as TDRs during 2020 and recorded a credit provision for loan loss of $1,000 against TDRs during 2020. The Company did not record any charge-offs against loans classified as TDRs during 2019 and recorded a credit provision for loan loss of $1,000 against TDRs during 2019. The Company allocated $2,000 and $8,000 of the allowance for loan losses recorded against loans classified as TDRs at December 31, 2021 and 2020, respectively.

The following table presents information on loans that were classified as TDRs:

(Dollars in thousands)
	As of December 31, 2021			As of December 31, 2020
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$161	2	$-	$165
Construction and land loans	3	681	113	5	693	443
Commercial real estate loans	2	1,224	-	2	1,227	-
Commercial loans	4	33	436	7	33	765
Agriculture	4	-	742	4	-	538
Municipal loans	1	-	36	1	-	36
Total troubled debt restructurings	16	$1,938	$1,488	21	$1,953	$1,947

As of December 31, 2021, all of the loan modifications and short-term forbearance and repayment plans in connection with the COVID-19 pandemic returned to contractual terms.

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2021 and 2020. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2020	$16,094
New loans	10,920
Repayments	(17,077)
Balance at December 31, 2021	$9,937

(6) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $139.5 million and $145.1 million at December 31, 2021 and 2020, respectively, and are generally at variable interest rates. Standby letters of credit totaled $1.9 million at December 31, 2021 and $2.2 million at December 31, 2020.

(7) Goodwill and Intangible Assets

The Company performed its annual impairment test as of December 31, 2021. Based on the results of the qualitative analysis, the Company concluded it was more likely than not that its goodwill was not impaired.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,934)	$84
Lease intangible asset	-	-	-
Total other intangible assets	$2,018	$(1,934)	$84

	As of December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,838)	$180
Lease intangible asset	350	(324)	26
Total other intangible assets	$2,368	$(2,162)	$206

The following sets forth estimated amortization expense for core deposit intangible assets for the years ending December 31:

(Dollars in thousands)	Amortization expense
2022	$58
2023	26
Total	$84

(8) Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	As of December 31,
	2021	2020
FHLMC	$697,484	$639,875
FHLB	18,218	28,157
Total	$715,702	$668,032

Custodial escrow balances maintained in connection with serviced loans were $5.8 million at December 31, 2021 and 2020. Gross service fee income related to such loans was $1.8 million, $1.5 million and $1.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	As of December 31,
	2021	2020
Mortgage servicing rights:
Balance at beginning of year	$3,726	$2,446
Additions	1,946	2,705
Amortization	(1,479)	(1,425)
Balance at end of year	$4,193	$3,726

At December 31, 2021 and 2020, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $6.7 million and $4.4 million at December 31, 2021 and 2020, respectively. Fair value at December 31, 2021 was determined using discount rates ranging from 9.00% to 12.00%, prepayment speeds ranging from 6.02% to 23.70%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.34%. Fair value at December 31, 2020 was determined using discount rates ranging from 8.78% to 12.00%, prepayment speeds ranging from 7.10% to 29.61%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.36%.

The Company had a mortgage repurchase reserve of $226,000 at December 31, 2021 and a mortgage repurchase reserve of $235,000 December 31, 2020, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not make any provisions to the reserve, but did charge a $9,000 loss against the reserve during 2021. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during 2020 and 2019. As of December 31, 2021, the Company had no outstanding mortgage repurchase requests.

(9) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2021	2020
Land	Indefinite	$6,279	$6,279
Office buildings and improvements	10 - 50 years	21,097	21,058
Furniture and equipment	3 - 15 years	8,652	8,336
Automobiles	2 - 5 years	556	567
Total premises and equipment		36,584	36,240
Accumulated depreciation		(15,781)	(15,747)
Total premises and equipment, net		$20,803	$20,493

Depreciation expense totaled $997,000 for the year ended December 31, 2021, $987,000 for the year ended December 31, 2020, and $1.0 million during the year ended 2019 and was included in occupancy and equipment expense on the consolidated statements of earnings.

(10) Deposits

The following table presents the maturities of certificates of deposit at December 31, 2021:

(Dollars in thousands)

Year	Amount
2022	$90,795
2023	8,918
2024	2,520
2025	1,844
2026	2,028
Thereafter	2
Total	$106,107

The aggregate amount of certificate of deposit in denominations of $250,000 or more at December 31, 2021 and 2020 was $23.4 million and $26.8 million, respectively. As of December 31, 2021 and December 2020, the Company had no brokered deposits.

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Certificate of deposit	$476	$1,166	$2,751
Money market and checking	500	899	2,555
Savings	47	40	35
Total	$1,023	$2,105	$5,341

(11) Federal Home Loan Bank Borrowings

The Bank has a line of credit, renewable annually each September, with the FHLB under which there were no borrowings at December 31, 2021 and December 2020. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (0.26% at December 31, 2021). The Company had issued letters of credit through the FHLB totaling $25.0 million and $66.0 million at December 31 2021 and 2020, respectively to secure municipal deposits. The Company did not have any term advances from FHLB at December 31, 2021 and December 31, 2020.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2021 and 2020, there was a blanket pledge of loans and securities totaling $136.9 million and $175.7 million, respectively. At December 31, 2021 and 2020, the Bank’s total borrowing capacity with the FHLB was approximately $93.8 million and $123.8 million, respectively. At December 31, 2021 and 2020, the Bank’s available borrowing capacity was $67.5 million and $56.4 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit issued to collateralized public fund deposits. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(12) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 2.85%. The interest rate at December 31, 2021 and 2020 was 2.98% and 3.06%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.34%. The interest rate at December 31, 2021 and 2020 was 1.54% and 1.56%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by Citizens Bank’s former holding company to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.62%. The interest rate at December 31, 2021 and 2020 was 1.84% and 1.86% respectively.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(13) Other Borrowings

The Company has a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2022, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2021. As of December 31, 2021 and 2020, the Company did not have an outstanding balance on the line of credit.

At December 31, 2021 and 2020, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $79.3 million and $103.8 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million at December 31, 2021 and 2020. As of December 31, 2021 and 2020, there were no borrowings through these correspondent bank federal funds agreements.

(14) Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $7.4 million at December 31, 2021, and $6.4 million at December 31, 2020, which were secured by $9.2 million and $8.7 million of the Bank’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

(Dollars in thousands)	Years ended December 31,
	2021	2020
Average daily balance during the year	$5,915	$11,066
Average interest rate during the year	0.19%	0.20%
Maximum month-end balance during the year	$8,250	$17,939
Weighted average interest rate at year-end	0.19%	0.18%

	As of December 31, 2021
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$325	$-	$-	$-	$325
U.S. federal agency obligations	3,008	-	-	-	3,008
Agency mortgage-backed securities	4,070	-	-	-	4,070
Total	$7,403	$-	$-	$-	$7,403

	As of December 31, 2020
	Overnight and	Up to 30	30-90	Greater than 90
	Continuous	days	days	days	Total
Repurchase agreements:
U.S. federal agency obligations	$2,412	$-	$-	$-	$2,412
Agency mortgage-backed securities	3,959	-	-	-	3,959
Total	$6,371	$-	$-	$-	$6,371

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

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Non-interest income:
Service charges on deposits
Overdraft fees	$2,987	$2,991	$3,591
Other	679	644	585
Interchange income	3,261	2,604	2,049
Loan servicing fees (1)	1,780	1,534	1,367
Office lease income (1)	574	652	642
Gains on sales of loans (1)	10,487	15,155	6,353
Bank owned life insurance income (1)	686	611	752
Gains (losses) on sales of investment securities (1)	1,138	2,448	(177)
(Losses) gains on sales of premises and equipment and foreclosed assets	(4)	(29)	52
Other	673	748	595
Total non-interest income	$22,261	$27,358	$15,809

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the years 2021, 2020 or 2019.

(16) Income Taxes

Income tax expense (benefit) attributable to income from operations consisted of the following:

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Current:
Federal	$3,039	$4,582	$1,805
State	967	708	(157)
Total current	4,006	5,290	1,648
Deferred:
Federal	662	(442)	(160)
State	196	(8)	22
Total deferred	858	(450)	(138)
Deferred tax valuation allowance	(50)	(53)	(57)
Income tax expense	$4,814	$4,787	$1,453

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Computed “expected” tax expense	$4,793	$5,099	$2,544
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(645)	(695)	(748)
Excess tax benefit from stock option exercise	(29)	(26)	-
Bank owned life insurance	(156)	(137)	(165)
Reversal of unrecognized tax benefits, net	162	(229)	(558)
State income taxes, net of federal benefit	718	800	407
Investment tax credits	(19)	(28)	(15)
Other, net	(10)	3	(12)
	$4,814	$4,787	$1,453

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2021	2020
Deferred tax assets:
Loans, including allowance for loan losses	$2,041	$2,040
Net operating loss carry forwards	223	273
State taxes	534	614
Net deferred loan fees	125	432
Acquisition costs	141	161
Deferred compensation arrangements	64	66
Investments	70	54
Other, net	184	158
Total deferred tax assets	3,382	3,798
Less valuation allowance	(223)	(273)
Total deferred tax assets, net of valuation allowance	3,159	3,525

Deferred tax liabilities:
Unrealized gain on investment securities available-for-sale	1,259	3,065
Premises and equipment, net of depreciation	723	500
Mortgage servicing rights	879	777
Prepaid expenses	314	302
Intangible assets	387	278
FHLB stock dividends	8	12
Total deferred tax liabilities	3,570	4,934

Net deferred tax liability	$(411)	$(1,409)

The Company has Kansas corporate net operating loss carry forwards totaling $3.8 million and $4.7 million as of December 31, 2021 and 2020, respectively, which expire between 2021 and 2027. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2021.

Retained earnings at December 31, 2021 and 2020 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2021	2020
Unrecognized tax benefits at beginning of year	$2,138	$1,416
Gross increases to current year tax positions	325	1,100
Gross decreases to prior year’s tax positions	(125)	(26)
Lapse of statute of limitations	(48)	(352)
Unrecognized tax benefits at end of year	$2,290	$2,138

Tax years that remain open and subject to audit include the years 2018 through 2021 for both federal and state tax purposes. The Company recognized $48,000 and $352,000 of previously unrecognized tax benefits during 2021 and 2020, respectively. The gross unrecognized tax benefits of $2.3 million and $2.1 million at December 31, 2021 and December 31, 2020, respectively, would favorably impact the effective tax rate by $1.8 million and $1.7 million, respectively, if recognized. During 2021 and 2020, the Company recorded $298,000 and $71,000 of income tax expense respectively associated with interest and penalties. During 2019, the Company recorded an income tax benefit of $77,000 associated with interest and penalties. As of December 31, 2021 and 2020, the Company had accrued interest and penalties related to the unrecognized tax benefits of $623,000 and $325,000, respectively, which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $462,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(17) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $800,000, $750,000 and $610,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Split Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. The liability totaled $44,000 at December 31, 2021 and $42,000 at December 31, 2020.

Deferred Compensation Agreements. The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their respective retirements. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under these arrangements was $796,000 and $690,000 at December 31, 2021 and 2020, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded expense associated with the deferred compensation agreements of $3,000 and $10,000 for the years ended December 31, 2021 and December 31, 2020, respectively and income of $8,000 for the year ended December 31, 2019. The liability balance is also impacted by changes in the value of the underlying assets supporting the agreements for directors who have not retired.

(18) Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards is recognized on a straight line basis over the vesting period, which is typically four years. The stock-based compensation cost related to these awards was $323,000, $304,000 and $286,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company recognized tax benefits of $113,000, $105,000, and $71,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

On May 20, 2015, our stockholders approved the 2015 Stock Incentive Plan which authorized the issuance of equity awards covering 351,775 shares of common stock, as adjusted for subsequent stock dividends. On August 1, 2019, the Compensation Committee awarded 3,954, shares of restricted common stock, as adjusted for subsequent stock dividends, and options to acquire 74,557 shares of common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one year and the value was based on a stock price of $20.25 per share on the date such shares were granted, as adjusted for subsequent stock dividends. The options vest ratably over four years. On August 1, 2020, the Compensation Committee awarded 19,128 shares of restricted common stock, as adjusted for subsequent stock dividends. The value of the 19,128 shares was based on a stock price of $18.69 on the date such shares were granted, as adjusted for subsequent stock dividends. On August 1, 2021, the Compensation Committee awarded 3,024 shares of restricted common stock, as adjusted for subsequent stock dividends and options to acquire 51,091 shares of common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one year and the value was based on a stock price of $26.43 per share on the date such shares were granted, as adjusted for subsequent stock dividends. The options vest ratably over four years. The fair value of the options granted were determined using the following weighted-average assumptions as of the grant date:

	Years ended December 31,
	2021	2020	2019
Risk-free interest rate	1.00%	n/a	1.77%
Expected term	7 year	n/a	7 year
Expected stock price volatility	28.51%	n/a	26.06%
Dividend yield	2.88%	n/a	3.41%

A summary of option activity during 2021 is presented below:

(Dollars in thousands, except per share amounts)
		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at January 1, 2021	102,630	$21.26	7.3 years	$202
Granted	48,658	$27.75
Effect of 5% stock dividend	7,059
Forfeited/expired	(3,964)	$15.62
Exercised	(6,172)	$10.78
Outstanding at December 31, 2021	148,211	$22.97	7.8 years	$848
Exercisable at December 31, 2021	54,371	$21.85	6.4 years	$372
Fully vested options at December 31, 2021	54,371	$21.85	6.4 years	$372

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Intrinsic value of options exercised (on exercise date)	$141	$430	$42
Cash received from options exercised	22	42	36
Excess tax benefit realized from options exercised	$21	$32	$-

As of December 31, 2021, there was $342,000 of total unrecognized compensation cost related to the 93,840 outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)

Year	Amount
2022	$129
2023	104
2024	69
2025	40
Total	$342

The fair value of restricted stock on the vesting date was $229,000, $202,000 and $150,000 during the years ended December 31, 2021, 2020 and 2019 respectively. A summary of nonvested restricted common stock activity during 2021 is presented below:

	Shares	Weighted average grant date price per share
Nonvested restricted common stock at January 1, 2021	22,125	$20.83
Granted	2,880	$27.75
Vested	(8,453)	$27.07
Forfeited	-	$-
Effect of 5% stock dividend	827
Nonvested restricted common stock at December 31, 2021	17,379	$21.05

As of December 31, 2021, there was $237,000 of total unrecognized compensation cost related to the 17,379 outstanding nonvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)

Year	Amount
2022	$136
2023	64
2024	37
Total	$237

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

Fair value estimates of the Company’s financial instruments as of December 31, 2021 and 2020, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31, 2021
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$189,213	$189,213	$-	$-	$189,213
Interest-bearing deposits at other banks	7,378	-	7,378	-	7,378
Investment securities available-for-sale	380,717	42,675	338,042	-	380,717
Bank stocks, at cost	2,905	n/a	n/a	n/a	n/a
Loans, net	653,233	-	-	663,625	663,625
Loans held for sale	4,795	-	4,795	-	4,795
Mortgage servicing rights	4,193	-	6,722	-	6,722
Accrued interest receivable	4,405	107	1,666	2,632	4,405
Derivative financial instruments	494	-	494	-	494

Financial liabilities:
Non-maturity deposits	$(1,042,374)	$(1,042,374)	$-	$-	$(1,042,374)
Certificates of deposit	(106,107)	-	(105,935)	-	(105,935)
Subordinated debentures	(21,651)	-	(16,375)	-	(16,375)
Other borrowings	(7,403)	-	(7,403)	-	(7,403)
Accrued interest payable	(125)	-	(125)	-	(125)

(Dollars in thousands)	As of December 31, 2020
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$84,818	$84,818	$-	$-	$84,818
Interest-bearing deposits at other banks	5,460	-	5,460	-	5,460
Investment securities available-for-sale	291,810	2,037	289,773	-	291,810
Bank stocks, at cost	4,473	n/a	n/a	n/a	n/a
Loans, net	702,782	-	-	718,071	718,071
Loans held for sale	15,533	-	15,533	-	15,533
Mortgage servicing rights	3,726	-	4,361	-	4,361
Accrued interest receivable	4,885	-	1,697	3,188	4,885
Derivative financial instruments	1,796	-	1,796	-	1,796

Financial liabilities:
Non-maturity deposits	$(882,277)	$(882,277)	$-	$-	$(882,277)
Certificates of deposit	(133,750)	-	(134,048)	-	(134,048)
Subordinated debentures	(21,651)	-	(15,232)	-	(15,232)
Other borrowings	(6,371)	-	(6,371)	-	(6,371)
Accrued interest payable	(168)	-	(168)	-	(168)
Derivative financial instruments	(466)	-	(466)	-	(466)

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2021 or 2020.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2021 and 2020, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2021
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$42,675	$42,675	$-	$-
U. S. federal agency obligations	17,195	-	17,195	-
Municipal obligations, tax exempt	137,984	-	137,984	-
Municipal obligations, taxable	40,046	-	40,046	-
Agency mortgage-backed securities	142,817	-	142,817	-
Loans held for sale	4,795	-	4,795	-
Derivative financial instruments	494	-	494	-

(Dollars in thousands)		As of December 31, 2020
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$2,037	$2,037	$-	$-
U. S. federal agency obligations	18,924	-	18,924	-
Municipal obligations, tax exempt	142,676	-	142,676	-
Municipal obligations, taxable	49,535	-	49,535	-
Agency mortgage-backed securities	78,638	-	78,638	-
Loans held for sale	15,533	-	15,533	-
Derivative financial instruments	1,796	-	1,796	-
Liabilities:
Derivative financial instruments	(466)	-	(466)	-

The Company’s investment securities classified as available-for-sale include U.S. treasury securities, U.S. federal agency securities, municipal obligations and agency mortgage-backed securities. Quoted exchange prices are available for the Company’s U.S treasury securities which are classified as Level 1. U.S. federal agency securities and agency mortgage-backed obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2. Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

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

The aggregate fair value, contractual balance (including accrued interest), and gain or loss on loans held for sale were as follows:

	As of December 31,
(Dollars in thousands)	2021	2020
Aggregate fair value	$4,795	$15,533
Contractual balance	4,651	15,151
Gain	$144	$382

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

	As of December 31,
(Dollars in thousands)	2021	2020	2019
Total change in fair value	$(836)	$848	$(15)

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The loan balance of the Company’s impaired loans was $6.7 million at December 31, 2021 and $12.5 million at December 31, 2020, with an allocated allowance of $504,000 and $266,000, at December 31, 2021 and 2020, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measure at fair value on a non-recurring basis as of December 31, 2021 and 2020.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of December 31, 2021
Impaired loans:
Commercial loans	$5	Sales comparison	Adjustment to comparable value	0%

As of December 31, 2020
Impaired loans:
Commercial real estate	$3,640	Sales comparison	Adjustment to appraised value	20%
Commercial loans	74	Sales comparison	Adjustment to comparable sales	0%-69%
Agriculture loans	9	Sales comparison	Adjustment to appraised value	20%
Real estate owned:
One-to-four family residential real estate	48	Sales comparison	Adjustment to appraised value	10%

(20) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of December 31, 2021, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of December 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2021 and 2020:

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of December 31, 2021
Leverage	$135,824	10.83%	$50,181	4.0%
Common Equity Tier 1 Capital	114,824	15.00%	53,592	7.0%
Tier 1 Capital	135,824	17.74%	65,077	8.5%
Total Risk Based Capital	144,739	18.91%	80,389	10.5%

As of December 31, 2020
Leverage	$121,068	10.70%	$45,262	4.0%
Common Equity Tier 1 Capital	100,068	13.77%	50,866	7.0%
Tier 1 Capital	121,068	16.66%	61,766	8.5%
Total Risk Based Capital	129,983	17.89%	76,300	10.5%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2021 and 2020:

(Dollars in thousands)
	Actual		For capital adequacy purposes		To be well-capitalized under regulatory guidelines
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2021
Leverage	$132,313	10.58%	$50,040	4.0%	$62,550	5.0%
Common Equity Tier 1 Capital	132,313	17.29%	53,563	7.0%	49,737	6.5%
Tier 1 Capital	132,313	17.29%	65,041	8.5%	61,215	8.0%
Total Risk Based Capital	141,228	18.46%	80,345	10.5%	76,519	10.0%

As of December 31, 2020
Leverage	$118,174	10.47%	$45,139	4.0%	$56,423	5.0%
Common Equity Tier 1 Capital	118,174	16.27%	50,829	7.0%	47,199	6.5%
Tier 1 Capital	118,174	16.27%	61,721	8.5%	58,091	8.0%
Total Risk Based Capital	127,089	17.50%	76,244	10.5%	72,613	10.0%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

(21) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2021	2020
Assets:
Cash and cash equivalents	$1,121	$105
Interest-bearing deposits at other banks	214	212
Investment in subsidiaries	154,978	146,896
Other	1,074	1,217
Total assets	$157,387	$148,430
Liabilities and stockholders' equity:
Subordinated debentures	$21,651	$21,651
Other	93	107
Stockholders' equity	135,643	126,672
Total liabilities and stockholders' equity	$157,387	$148,430

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Dividends from Bank	$4,600	$6,900	$4,500
Dividends from nonbank subsidiary	1,000	-	-
Interest income	16	21	31
Other non-interest income	7	7	7
Interest expense	(472)	(614)	(970)
Other expense, net	(532)	(352)	(304)
Earnings before equity in undistributed earnings	4,619	5,962	3,264
Increase in undistributed equity of Bank	13,599	13,087	6,801
(Decrease) increase in undistributed equity of nonbank subsidiary	(272)	248	338
Earnings before income taxes	17,946	19,297	10,403
Income tax benefit	(65)	(196)	(259)
Net earnings	18,011	19,493	10,662
Other comprehensive (loss) income	(5,567)	4,208	9,230
Total comprehensive income	$12,444	$23,701	$19,892

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$18,011	$19,493	$10,662
Increase in undistributed equity of subsidiaries	(13,327)	(13,335)	(7,139)
Other	130	(312)	23
Net cash provided by operating activities	4,814	5,846	3,546

Cash flows from investing activities:
Net change in interest-bearing deposits at banks	(2)	26	(1)
Net cash (used in) provided by investing activities	(2)	26	(1)

Cash flows from financing activities:
Proceeds from exercise of stock options	22	42	36
Payment of dividends	(3,818)	(3,633)	(3,508)
Purchase of treasury stock	-	(2,349)	-
Net cash used in financing activities	(3,796)	(5,940)	(3,472)
Net increase (decrease) in cash	1,016	(68)	73
Cash at beginning of year	105	173	100
Cash at end of year	$1,121	$105	$173

Dividends paid by the Company are provided through dividends from the Bank and dividends from nonbank subsidiaries. At December 31, 2021, the Bank could distribute dividends of up to $26.7 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

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

(23) COVID-19 Pandemic

The COVID-19 pandemic in the United States caused a substantial disruption to the economy, employment and financial markets and is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty. Additional federal government stimulus, declining COVID-19 cases and the distribution of vaccines may lead to positive impacts on the economy and employment while new variants of COVID-19 presents risks to the recovery. The Company’s pandemic response plan continues to focus foremost on the safety and well-being of our customers and associates. The COVID-19 pandemic could adversely impact our customers, employees or vendors which may impact our operations and financial results. The COVID-19 pandemic may cause economic declines in excess of current projections, or if the pandemic lasts longer than currently projected, the Company’s provision for loan losses may remain elevated or increase in future periods. The Company might see higher loan delinquencies and defaults in future periods as a result of the COVID-19 pandemic and will continue to monitor our allowance for loan losses in light of changing economic conditions related to COVID-19. The COVID-19 pandemic may also impact the Company’s deposit balances and service charge income. In addition, the fair value of certain assets may be adversely impacted by the pandemic and the economic downturn, including the fair value of goodwill, mortgage servicing rights and other real estate. These declines could result in impairments in future periods. The pandemic has caused a significant decline in market interest rates which caused our net interest margin to decline. The pandemic has also impacted supply chains and inventory levels resulting in higher levels of inflation which may lead to higher market interest rates or a flattening yield curve which could also cause our net interest margin to decline. Higher interest rates may also negatively impact our loan customers and reduce their ability to repay our loans. At this time, the full impact of the COVID-19 pandemic on the Company’s financial statements is uncertain.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Our auditors are not required to formally opine on the effectiveness of our internal control over financial reporting because the Company is not an accelerated filer or a large accelerated filer. As a result, this annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K from the sections entitled “Proposal 1 - Election of Directors,” “Delinquent Section 16(a) Reports” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 18, 2022, which will be filed with the SEC no later than 120 days after December 31, 2021 (the “2022 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company	Held position since

Michael E. Scheopner	60	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	54	Vice President, Secretary, Chief Financial Officer and Treasurer	October 2001

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Michael E. Scheopner	60	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	54	Executive Vice President, Secretary and Chief Financial Officer	October 2001

Mark J. Oliphant	69	Executive Vice President, Market President-Central Region	February 2013

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2022 Proxy Statement.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2021 for all equity compensation plans:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	148,211	$22.97	148,211
Equity compensation plans not approved by security holders	-	-	-
Total	148,211	$22.97	148,211

(1) Reflects outstanding options granted and the remaining share reserve under our 2015 Stock Incentive Plan, each as adjusted for stock dividends.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors” and “Certain Relationships and Related Transactions” of the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 2 - Ratification of Crowe LLP as our Independent Registered Public Accounting Firm” of the 2022 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 14(a)1 and 2. Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

Consolidated Balance Sheets – December 31, 2021 and 2020

Consolidated Statements of Earnings – Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income – Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows – Years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 15(a)3. Exhibits

Exhibit Number	Description	Incorporated by reference to	Attached hereto
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the registrant’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the registrant’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	Exhibit 3.3 to the registrant’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466)
4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
4.1	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.1 to the registrant’s report on Form 10-K filed with the SEC on March 12, 2020 (SEC file no. 000-33203)

10.1*	Employment Agreement effective January 1, 2014 between Michael E. Scheopner, the Company and the Bank	Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.2*	Employment Agreement effective November 1, 2013 between Mark A. Herpich, the Company and the Bank	Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.3*	Employment Agreement effective November 1, 2013 between Mark J. Oliphant, the Company and the Bank	Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.4*	Form of Landmark Bancorp, Inc. 2001 Stock Incentive Plan Non-qualified Stock Option Agreement	Exhibit 10.9 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)
10.5*	Form of Landmark Bancorp, Inc. Deferred Compensation Agreement	Exhibit 10.11 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)

10.6*	Landmark Bancorp, Inc. 2001 Stock Incentive Plan	Exhibit 10.1 to the registrant’s Form S-8 filed with the SEC on February 11, 2003 (SEC file no. 333-103091)
10.7*	Landmark Bancorp, Inc. 2015 Stock Incentive Plan	Exhibit 10.20 to the registrant’s report on Form 10-K filed with the SEC on March 14, 2016 (SEC file no. 000-33203)
10.8*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.9*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.10*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.11	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2021, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 12, 2021 (SEC file no. 000-33203)
13.1	Letter to Stockholders and Corporate Information included in 2021 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe LLP		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements

X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

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

LANDMARK BANCORP, INC.
(Registrant)

By:	/s/ Michael E. Scheopner	By:	/s/ Mark A. Herpich	March 22, 2022
	Michael E. Scheopner		Mark A. Herpich	Date
	President and Chief Executive Officer		Vice President, Secretary,
	(Principal Executive Officer)		Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE

/s/ Michael E. Scheopner	March 22, 2022	President, Chief Executive Officer and Director
Michael E. Scheopner	Date	(Principal Executive Officer)

/s/ Patrick L. Alexander	March 22, 2022	Chairman of the Board, Director
Patrick L. Alexander	Date

/s/ Mark A. Herpich	March 22, 2022	Vice President, Secretary, Treasurer and
Mark A. Herpich	Date	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard A. Ball	March 22, 2022	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 22, 2022	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 22, 2022	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 22, 2022	Director
Jim W. Lewis	Date

/s/ Sandra J. Moll	March 22, 2022	Director
Sandra J. Moll	Date

/s/ Wayne R. Sloan	March 22, 2022	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 22, 2022	Director
David H. Snapp	Date

