Form 10-Q
period 2022-03-31
LANDMARK BANCORP INC
filed 2022-05-12
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of May 10, 2022, the issuer had outstanding 4,989,078 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and cash equivalents	$106,319	$189,213
Interest-bearing deposits at other banks	6,381	7,378
Investment securities available-for-sale, at fair value	466,983	380,717
Bank stocks, at cost	2,856	2,905
Loans, net of allowance for loans losses of $8,357 and $8,775	625,149	653,233
Loans held for sale, at fair value	5,424	4,795
Bank owned life insurance	32,293	32,106
Premises and equipment, net	20,919	20,803
Goodwill	17,532	17,532
Other intangible assets, net	67	84
Mortgage servicing rights	4,128	4,193
Real estate owned, net	1,288	2,551
Accrued interest and other assets	17,095	13,458
Total assets	$1,306,434	$1,328,968

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$350,342	$350,005
Money market and checking	517,936	536,868
Savings	167,823	155,501
Certificates of deposit	103,464	106,107
Total deposits	1,139,565	1,148,481

Subordinated debentures	21,651	21,651
Other borrowings	7,004	7,403
Accrued interest and other liabilities	14,701	15,790
Total liabilities	1,182,921	1,193,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,997,459 and 4,997,459 shares issued at March 31, 2022 and December 31, 2021, respectively	50	50
Additional paid-in capital	79,206	79,120
Retained earnings	54,677	52,593
Accumulated other comprehensive (loss) income	(10,420)	3,880
Total stockholders’ equity	123,513	135,643
Total liabilities and stockholders’ equity	$1,306,434	$1,328,968

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2022	2021
Interest income:
Loans	$7,191	$8,404
Investment securities:
Taxable	1,053	811
Tax-exempt	722	778
Total interest income	8,966	9,993
Interest expense:
Deposits	195	281
Borrowings	126	121
Total interest expense	321	402
Net interest income	8,645	9,591
Provision for (reversal of) loan losses	(500)	500
Net interest income after provision for loan losses	9,145	9,091
Non-interest income:
Fees and service charges	2,188	2,033
Gains on sales of loans, net	905	3,140
Bank owned life insurance	187	148
Gains on sales of investment securities, net	-	1,075
Other	283	329
Total non-interest income	3,563	6,725

Non-interest expense:
Compensation and benefits	4,775	4,941
Occupancy and equipment	1,233	1,062
Data processing	340	501
Amortization of mortgage servicing rights and other intangibles	316	437
Professional fees	451	392
Other	1,723	1,740
Total non-interest expense	8,838	9,073
Earnings before income taxes	3,870	6,743
Income tax expense	737	1,376
Net earnings	$3,133	$5,367
Earnings per share:
Basic (1)	$0.63	$1.08
Diluted (1)	$0.62	$1.08
Dividends per share (1)	$0.21	$0.19

(1)	Per share amounts for the periods ended March 31, 2021 have been adjusted to give effect to the 5% stock dividend paid during December 2021.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2022	2021

Net earnings	$3,133	$5,367

Net unrealized holding losses on available-for-sale securities	(18,939)	(2,783)
Reclassification adjustment for net gains included in earnings	-	(1,075)
Net unrealized losses	(18,939)	(3,858)
Income tax effect on net gains included in earnings	-	263
Income tax effect on net unrealized holding losses	4,639	682
Other comprehensive loss	(14,300)	(2,913)

Total comprehensive (loss) income	$(11,167)	$2,454

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2021	$48	$72,230	$44,947	$-	$9,447	$126,672
Net earnings	-	-	5,367	-	-	5,367
Other comprehensive loss	-	-	-	-	(2,913)	(2,913)
Dividends paid ($0.19 per share)	-	-	(951)	-	-	(951)
Stock-based compensation	-	84	-	-	-	84
Exercise of stock options, 3,136 shares	-	22	-	-	-	22
Balance at March 31, 2021	$48	$72,336	$49,363	$-	$6,534	$128,281

Balance at January 1, 2022	$50	$79,120	$52,593	$-	$3,880	$135,643
Net earnings	-	-	3,133		-	3,133
Other comprehensive loss	-	-	-		(14,300)	(14,300)
Dividends paid ($0.21 per share)	-	-	(1,049)		-	(1,049)
Stock-based compensation	-	86	-		-	86
Balance at March 31, 2022	$50	$79,206	$54,677	$-	$(10,420)	$123,513

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$3,133	$5,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for (reversal of) loan losses	(500)	500
Amortization of investment security premiums, net	542	392
Amortization of purchase accounting adjustment on loans	(13)	(8)
Amortization of mortgage servicing rights and other intangibles	316	437
Depreciation	280	245
Increase in cash surrender value of bank owned life insurance	(187)	(148)
Stock-based compensation	86	84
Deferred income taxes	189	628
Net gains on sales of investment securities	-	(1,075)
Net gains on sales of premises and equipment and foreclosed assets	(114)	(5)
Net gains on sales of loans	(905)	(3,140)
Proceeds from sales of loans	39,946	100,687
Origination of loans held for sale	(39,904)	(96,648)
Changes in assets and liabilities:
Accrued interest and other assets	813	75
Accrued expenses, taxes, and other liabilities	(1,091)	(484)
Net cash provided by operating activities	2,591	6,907
Cash flows from investing activities:
Net decrease (increase) in loans	28,597	(15,519)
Net change in interest-bearing deposits at banks	997	5
Maturities and prepayments of investment securities	12,838	7,720
Purchases of investment securities	(118,585)	(40,854)
Proceeds from sales of investment securities	-	13,346
Redemption of bank stocks	92	1,017
Purchase of bank stocks	(43)	(606)
Proceeds from sales of premises and equipment and foreclosed assets	1,379	305
Purchases of premises and equipment, net	(396)	(72)
Net cash used in investing activities	(75,121)	(34,658)
Cash flows from financing activities:
Net (decrease) increase in deposits	(8,916)	55,219
Repayments on other borrowings	(399)	(2,206)
Proceeds from exercise of stock options	-	22
Payment of dividends	(1,049)	(951)
Net cash (used in) provided by financing activities	(10,364)	52,084
Net (decrease) increase in cash and cash equivalents	(82,894)	24,333
Cash and cash equivalents at beginning of period	189,213	84,818
Cash and cash equivalents at end of period	$106,319	$109,151

(Continued)

6

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	324	419
Cash paid for operating leases	34	32

Supplemental schedule of noncash investing and financing activities:
Investment securities purchases not yet settled	-	7,028

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2022, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three-month interim period ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Investments

A summary of investment securities available-for-sale is as follows:

	As of March 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$123,615	$-	$(3,733)	$119,882
U. S. federal agency obligations	17,118	24	(129)	17,013

Municipal obligations, tax exempt	131,565	780	(1,430)	130,915
Municipal obligations, taxable	46,733	305	(1,452)	45,586
Agency mortgage-backed securities	161,753	15	(8,181)	153,587
Total available-for-sale	$480,784	$1,124	$(14,925)	$466,983

	As of December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$43,098	$-	$(423)	$42,675
U. S. federal agency obligations	17,165	67	(37)	17,195
Municipal obligations, tax exempt	133,558	4,488	(62)	137,984
Municipal obligations, taxable	39,011	1,171	(136)	40,046
Agency mortgage-backed securities	142,747	1,339	(1,269)	142,817
Total available-for-sale	$375,579	$7,065	$(1,927)	$380,717

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of March 31, 2022 and December 31, 2021. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of March 31, 2022
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	62	$116,916	$(3,733)	$-	$-	$116,916	$(3,733)
U.S. federal agency obligations	6	8,009	(24)	6,975	(105)	14,984	(129)
Municipal obligations, tax exempt	136	52,582	(1,325)	2,290	(105)	54,872	(1,430)
Municipal obligations, taxable	29	19,465	(1,183)	3,310	(269)	22,775	(1,452)
Agency mortgage-backed securities	87	140,395	(7,387)	10,559	(794)	150,954	(8,181)
Total	320	$337,367	$(13,652)	$23,134	$(1,273)	$360,501	$(14,925)

		As of December 31, 2021
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	28	$42,675	$(423)	$-	$-	$42,675	$(423)
U.S. federal agency obligations	6	12,073	(30)	3,048	(7)	15,121	(37)
Municipal obligations, tax exempt	37	12,411	(46)	1,879	(16)	14,290	(62)
Municipal obligations, taxable	13	8,802	(136)	-	-	8,802	(136)
Agency mortgage-backed securities	28	95,028	(1,269)	-	-	95,028	(1,269)
Total	112	170,989	(1,904)	4,927	(23)	175,916	(1,927)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of March 31, 2022 and December 31, 2021.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of March 31, 2022 and December 31, 2021.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2022, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2022 and December 31, 2021.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of March 31, 2022 and December 31, 2021.

The table below sets forth amortized cost and fair value of investment securities at March 31, 2022. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$23,783	$23,720
Due after one year but within five years	337,479	325,866
Due after five years but within ten years	76,120	74,127
Due after ten years	43,402	43,270
Total	$480,784	$466,983

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the periods indicated:

(Dollars in thousands)	Three months ended March 31,
	2022	2021

Sales proceeds	$-	$13,346

Realized gains	$-	$1,075
Realized losses	-	-
Net realized gains	$-	$1,075

Securities with carrying values of $339.7 million and $331.7 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at March 31, 2022 and December 31, 2021, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2022	2021

One-to-four family residential real estate loans	$169,514	$166,081
Construction and land loans	25,408	27,644
Commercial real estate loans	196,736	198,472
Commercial loans	127,226	132,154
Paycheck protection program loans	5,218	17,179
Agriculture loans	82,484	94,267
Municipal loans	2,212	2,050
Consumer loans	24,751	24,541
Total gross loans	633,549	662,388
Net deferred loan costs (fees) and loans in process	(43)	(380)
Allowance for loan losses	(8,357)	(8,775)
Loans, net	$625,149	$653,233

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three months ended March 31, 2022
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2022	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775
Charge-offs	-	-	-	-	-	-	-	(53)	(53)
Recoveries	-	100	-	14	-	1	6	14	135
Provision for loan losses	1	(92)	10	(162)	-	(293)	(6)	42	(500)
Balance at March 31, 2022	$624	$146	$3,061	$2,465	$-	$1,929	$6	$126	$8,357

	Three months ended March 31, 2021
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at January 1, 2021	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775
Charge-offs	(23)	-	-	-	-	-	-	(41)	(64)
Recoveries	1	1	-	1	-	-	6	51	60
Provision for loan losses	60	4	775	(143)	-	(187)	(6)	(3)	500
Balance at March 31, 2021	$897	$186	$3,257	$2,246	$-	$2,503	$6	$176	$9,271

	As of March 31, 2022
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$-	$492	$-	$51	$-	$-	$543
Collectively evaluated for loss	624	146	3,061	1,973	-	1,878	6	126	7,814
Total	$624	$146	$3,061	$2,465	$-	$1,929	$6	$126	$8,357

Loan balances:
Individually evaluated for loss	$580	$195	$2,194	$927	$-	$1,738	$36	$-	$5,670
Collectively evaluated for loss	168,934	25,213	194,542	126,299	5,218	80,746	2,176	24,751	627,879
Total	$169,514	$25,408	$196,736	$127,226	$5,218	$82,484	$2,212	$24,751	$633,549

	As of December 31, 2021
(Dollars in thousands)	One-to-four family residential real estate loan	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$-	$504	$-	$-	$-	$-	$504
Collectively evaluated for loss	623	138	3,051	2,109	-	2,221	6	123	8,271
Total	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775

Loan balances:
Individually evaluated for loss	$578	$794	$2,214	$1,029	$-	$2,067	$36	$-	$6,718
Collectively evaluated for loss	165,503	26,850	196,258	131,125	17,179	92,200	2,014	24,541	655,670
Total	$166,081	$27,644	$198,472	$132,154	$17,179	$94,267	$2,050	$24,541	$662,388

The Company recorded net loan recoveries of $82,000 during the first quarter of 2022 compared to net loan charge-offs of $4,000 during the first quarter of 2021.

The Company’s impaired loans decreased $1.0 million from $6.7 million at December 31, 2021 to $5.7 million at March 31, 2022. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2022 and December 31, 2021, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three months ended March 31, 2022 and 2021.

The following tables present information on impaired loans:

(Dollars in thousands)	As of March 31, 2022
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$580	$580	$580	$-	$-	$581	$2
Construction and land	195	195	195	-	-	195	2
Commercial real estate	2,194	2,194	2,194	-	-	2,204	12
Commercial	1,178	927	434	493	492	955	4
Agriculture	1,840	1,738	1,418	320	51	1,757	15
Municipal	36	36	36	-	-	36	-
Total impaired loans	$6,023	$5,670	$4,857	$813	$543	$5,728	$35

(Dollars in thousands)	As of December 31, 2021
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$578	$578	$578	$-	$-	$590	$8
Construction and land	2,401	794	794	-	-	895	16
Commercial real estate	2,214	2,214	2,214	-	-	2,388	37
Commercial	1,380	1,029	520	509	504	1,096	38
Agriculture	2,235	2,067	2,067	-	-	2,420	67
Municipal	36	36	36	-	-	36	1
Total impaired loans	$8,844	$6,718	$6,209	$509	$504	$7,425	$167

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at March 31, 2022 or December 31, 2021.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2022
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$26	$-	$-	$26	$421	$447	$169,067
Construction and land loans	-	-	-	-	195	195	25,213
Commercial real estate loans	195	-	-	195	2,194	2,389	194,347
Commercial loans	289	-	-	289	578	867	126,359
Paycheck protection program loans	-	-	-	-	-	-	5,218
Agriculture loans	308	-	-	308	1,288	1,596	80,888
Municipal loans	-	-	-	-	-	-	2,212
Consumer loans	20	8	-	28	-	28	24,723
Total	$838	$8	$-	$846	$4,676	$5,522	$628,027

Percent of gross loans	0.13%	0.00%	0.00%	0.13%	0.74%	0.87%	99.13%

(Dollars in thousands)	As of December 31, 2021
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$20	$125	$-	$145	$417	$562	$165,519
Construction and land loans	-	-	-	-	681	681	26,963
Commercial real estate loans	-	-	-	-	2,214	2,214	196,258
Commercial loans	289	340	-	629	593	1,222	130,932
Paycheck protection program loans	-	-	-	-	-	-	17,179
Agriculture loans	1,189	-	-	1,189	1,325	2,514	91,753
Municipal loans	-	-	-	-	-	-	2,050
Consumer loans	18	9	-	27	-	27	24,514
Total	$1,516	$474	$-	$1,990	$5,230	$7,220	$655,168

Percent of gross loans	0.23%	0.07%	0.00%	0.30%	0.79%	1.09%	98.91%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2022 and 2021 would have increased interest income by $49,000 and $186,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2022 and 2021.

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

The following table provides information on the Company’s risk categories by loan class:

	As of March 31, 2022		As of December 31, 2021
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$168,943	$571	$165,299	$782
Construction and land loans	25,213	195	26,963	681
Commercial real estate loans	191,984	4,752	193,669	4,803
Commercial loans	123,280	3,946	123,609	8,545
Paycheck protection program loans	5,218	-	17,179	-
Agriculture loans	80,981	1,503	91,036	3,231
Municipal loan	2,212	-	2,050	-
Consumer loans	24,751	-	24,541	-
Total	$622,582	$10,967	$644,346	$18,042

At March 31, 2022, the Company had eight loan relationships consisting of 12 outstanding loans that were previously classified as TDRs. No loans were classified as TDRs during the first three months of 2022. During the first quarter of 2022, two construction and land loans totaling $599,000 were paid off. These loans were originally classified as TDRs in 2012. A commercial loan totaling $32,000 was paid off in the first quarter of 2022 after being classified as a TDR in the first quarter of 2021. An agriculture loan totaling $250,0000 was also paid off in the first quarter of 2022 after being classified as a TDR in the third quarter of 2021.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of March 31, 2022 and 2021. The Company did not record any charge-offs against loans classified as TDRs in the first quarter of 2022 or 2021. A provision of $50,000 was recorded in the first quarter of 2022 on loans classified as TDRs. No provision was recorded in the first quarter of 2021. The Company allocated $52,000 and $2,000 of the allowance for loan losses recorded against loans classified as TDRs at March 31, 2021 and December 31, 2021, respectively.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of March 31, 2022			As of December 31, 2021
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$159	2	$-	$161
Construction and land loans	1	195	-	3	681	113
Commercial real estate loans	2	1,224	-	2	1,224	-
Commercial loans	3	33	349	4	33	436
Agriculture loans	3	-	450	4	-	742
Municipal loan	1	-	36	1	-	36
Total	12	$1,452	$994	16	$1,938	$1,488

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2021 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first three months of 2022 that required an interim goodwill impairment test.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of March 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$1,710	$(1,643)	$67

(Dollars in thousands)	As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,934)	$84

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2022 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2022	$41
2023	26
Total	$67

5. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	March 31,	December 31,
	2022	2021
FHLMC	$695,360	$697,484
FHLB	20,329	18,218
Total	$715,689	$715,702

Custodial escrow balances maintained in connection with serviced loans were $9.9 million and $5.8 million at March 31, 2022 and December 31, 2021, respectively. Gross service fee income related to such loans was $454,000 and $431,000 for the three months ended March 31, 2022 and 2021, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights was as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2022	2021
Mortgage servicing rights:
Balance at beginning of period	$4,193	$3,726
Additions	234	639
Amortization	(299)	(399)
Balance at end of period	$4,128	$3,966

The fair value of mortgage servicing rights was $9.1 million and $6.7 million at March 31, 2022 and December 31, 2021, respectively. Fair value at March 31, 2022 was determined using discount rates ranging from 9.00% to 12.00%; prepayment speeds ranging from 6.00% to 18.11%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.37%. Fair value at December 31, 2021 was determined using discount rates ranging from 9.00% to 12.00%; prepayment speeds ranging from 6.02% to 23.70%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.34%.

The Company had a mortgage repurchase reserve of $226,000 at March 31, 2022 at December 31, 2021, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first three months of 2022. The Company charged a $9,000 loss against the reserve during the first three months ended March 31, 2021. As of March 31, 2022, the Company did not have any outstanding mortgage repurchase requests.

6. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three ended March 31, 2022 excluded 51,088 of unexercised stock options because their inclusion would have been anti-dilutive during such period. The diluted earnings per share computation for the three months ended March 30, 2021 included all unexercised stock options because no stock options were anti-dilutive during such period. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid May 25, 2022, to common stockholders of record as of the close of business on May 11, 2022. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2022	2021
Net earnings	$3,133	$5,367

Weighted average common shares outstanding - basic (1)	4,997,459	4,990,507
Assumed exercise of stock options (1)	19,596	6,966
Weighted average common shares outstanding - diluted (1)	5,017,055	4,997,473
Earnings per share (1):
Basic	$0.63	$1.08
Diluted	$0.62	$1.08

(1)	Share and per share values for the periods ended March 31, 2021 have been adjusted to give effect to the 5% stock dividend paid during December 2021.

7. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $7.0 million at March 31, 2022 and $7.4 million at December 31, 2021, which were secured by $8.5 million and $9.2 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of March 31, 2022
(dollars in thousands)	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$790	$-	$-	$-	$790
U.S. federal agency obligations	2,774	-	-	-	2,774
Agency mortgage-backed securities	3,440	-	-	-	3,440
Total	$7,004	$-	$-	$-	$7,004

	As of December 31, 2021
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$325	$-	$-	$-	$325
U.S. federal agency obligations	3,008	-	-	-	3,008
Agency mortgage-backed securities	4,070	-	-	-	4,070
Total	$7,403	$-	$-	$-	$7,403

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

	Three months ended
(Dollars in thousands)	March 31,
	2022	2021
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$823	$672
Other	160	163
Interchange income	707	724
Loan servicing fees (1)	454	431
Office lease income (1)	33	166
Gains on sales of loans (1)	905	3,140
Bank owned life insurance income (1)	187	148
Gains on sales of investment securities (1)	-	1,075
Gains (losses) on sales of real estate owned	114	5
Other	180	201
Total non-interest income	$3,563	$6,725

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first three months of 2022 or 2021.

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

Fair value estimates of the Company’s financial instruments as of March 31, 2022 and December 31, 2021, including methods and assumptions utilized, are set forth below:

	As of March 31, 2022
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$106,319	$106,319	$-	$-	$106,319
Interest-bearing deposits at other banks	6,381	-	6,381	-	6,381
Investment securities available-for-sale	466,983	119,882	347,101	-	466,983
Bank stocks, at cost	2,856	-	-	-	-
Loans, net	625,149	-	-	626,423	626,423
Loans held for sale	5,424	-	5,424	-	5,424
Mortgage servicing rights	4,128	-	9,073	-	9,073
Accrued interest receivable	4,136	301	1,557	2,278	4,136
Derivative financial instruments	481	-	481	-	481

Financial liabilities:
Non-maturity deposits	$(1,036,101)	$(1,036,101)	$-	$-	$(1,036,101)
Certificates of deposit	(103,464)	-	(102,498)	-	(102,498)
Subordinated debentures	(21,651)	-	(16,694)	-	(16,694)
Other borrowings	(7,004)	-	(7,004)	-	(7,004)
Accrued interest payable	(122)	-	(122)	-	(122)

	As of December 31, 2021
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$189,213	$189,213	$-	$-	$189,213
Interest-bearing deposits at other banks	7,378	-	7,378	-	7,378
Investment securities available-for-sale	380,717	42,675	338,042	-	380,717
Bank stocks, at cost	2,905	-	-	-	-
Loans, net	653,233	-	-	663,625	663,625
Loans held for sale	4,795	-	4,795	-	4,795
Mortgage servicing rights	4,193	-	6,722	-	6,722
Accrued interest receivable	4,405	107	1,666	2,632	4,405
Derivative financial instruments	494	-	494	-	494

Financial liabilities:
Non-maturity deposits	$(1,042,374)	$(1,042,374)	$-	$-	$(1,042,374)
Certificates of deposit	(106,107)	-	(105,935)	-	(105,935)
Subordinated debentures	(21,651)	-	(16,375)	-	(16,375)
Other borrowings	(7,403)	-	(7,403)	-	(7,403)
Accrued interest payable	(125)	-	(125)	-	(125)

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2022 or during the year ended December 31, 2021.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2022
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$119,882	$119,882	$-	$-
U. S. federal agency obligations	17,013	-	17,013	-
Municipal obligations, tax exempt	130,915	-	130,915	-
Municipal obligations, taxable	45,586	-	45,586	-
Agency mortgage-backed securities	153,587	-	153,587	-
Loans held for sale	5,424	-	5,424	-
Derivative financial instruments	481	-	481	-

		As of December 31, 2021
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$42,675	$42,675	$-	$-
U. S. federal agency obligations	17,195	-	17,195	-
Municipal obligations, tax exempt	137,984	-	137,984	-
Municipal obligations, taxable	40,046	-	40,046	-
Agency mortgage-backed securities	142,817	-	142,817	-
Loans held for sale	4,795	-	4,795	-
Derivative financial instruments	494	-	494	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2022	2021
Aggregate fair value	$5,424	$4,795
Contractual balance	5,405	4,651
Gain	$19	$144

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

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021
Total change in fair value	$(13)	$427

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $5.7 million and $6.7 million at March 31, 2022 and December 31, 2021, respectively. The Company’s impaired loans with an allowance for loan losses was $813,000 and $509,000, with an allocated allowance of $543,000 and $504,000, at March 31, 2022 and December 31, 2021, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2022
Impaired loans:
Commercial	$1	Sales comparison	Adjustment to comparable value	0%
Agriculture	269	Sales comparison	Adjustment to appraised value	20%-50%

As of December 31, 2021
Impaired loans:
Commercial	$5	Sales comparison	Adjustment to comparable value	0%

10. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2022 and December 31, 2021.

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of March 31, 2022
Leverage	$138,034	10.71%	$51,549	4.0%
Common Equity Tier 1 Capital	117,034	15.59%	52,540	7.0%
Tier 1 Capital	138,034	18.39%	63,798	8.5%
Total Risk Based Capital	146,531	19.52%	78,809	10.5%

As of December 31, 2021
Leverage	$135,824	10.83%	$50,181	4.0%
Common Equity Tier 1 Capital	114,824	15.00%	53,592	7.0%
Tier 1 Capital	135,824	17.74%	65,077	8.5%
Total Risk Based Capital	144,739	18.91%	80,389	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2022 and December 31, 2021:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of March 31, 2022
Leverage	$135,426	10.53%	$51,425	4.0%	$64,281	5.0%
Common Equity Tier 1 Capital	135,426	18.07%	52,451	7.0%	48,705	6.5%
Tier 1 Capital	135,426	18.07%	63,691	8.5%	59,944	8.0%
Total Risk Based Capital	143,923	19.21%	78,677	10.5%	74,931	10.0%

As of December 31, 2021
Leverage	$132,313	10.58%	$50,040	4.0%	$62,550	5.0%
Common Equity Tier 1 Capital	132,313	17.29%	53,563	7.0%	49,737	6.5%
Tier 1 Capital	132,313	17.29%	65,041	8.5%	61,215	8.0%
Total Risk Based Capital	141,228	18.46%	80,345	10.5%	76,519	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

In April 2022, we declared our 83rd consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the performance of the economy. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at March 31, 2022.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses and the accounting for income taxes, each of which involve significant judgment by our management. There have been no material changes to the critical accounting policies included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 22, 2022.

Summary of Results. During the first quarter of 2022, we recorded net earnings of $3.1 million, which was a decrease of $2.2 million, or 41.6%, from the $5.4 million of net earnings in the first quarter of 2021. The decrease in net earnings during the first quarter of 2022 was primarily driven by a $3.2 million decrease in non-interest income. The decrease in non-interest income during the first quarter of 2022 compared to the same period last year was primarily due to a decrease of $2.2 million in gains on sales of mortgage loans as originations of residential real estate loans declined. Decreased loan originations mainly resulted from low housing inventories coupled with increasing mortgage interest rates during the first quarter of 2022, which reduced refinancing activity. The first quarter of 2021 included gains of $1.1 million on the sale of higher-coupon municipal investment securities. There were no investment securities sold in the first quarter of 2022.

The following table summarizes earnings and key performance measures for the periods presented:

	As of or for the
(Dollars in thousands, except per share amounts)	three months ended March 31,
	2022	2021
Net earnings:
Net earnings	$3,133	$5,367
Basic earnings per share (1)	$0.63	$1.08
Diluted earnings per share (1)	$0.62	$1.08
Earnings ratios:
Return on average assets (2)	0.97%	1.77%
Return on average equity (2)	9.59%	17.06%
Equity to total assets	9.45%	10.27%
Net interest margin (2) (3)	2.99%	3.51%
Dividend payout ratio	33.87%	17.73%

(1)	Per share values for the periods ended March 31, 2021 have been adjusted to give effect to the 5% dividend paid during December 2021.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $9.0 million for the quarter ended March 31, 2022 decreased $1.0 million, or 10.3%, as compared to the same period of 2021. Interest income on loans decreased $1.2 million, or 14.4%, to $7.2 million for the quarter ended March 31, 2022, compared to the same period of 2021 due primarily to lower average loan balances. Our average loan balances decreased from $730.2 million in the first quarter of 2021 to $636.0 million in the first quarter of 2022, primarily as a result of PPP loan forgiveness since the first quarter of 2021. Our average loan balances included average PPP loans of $11.4 million in the first quarter of 2022 and $111.0 million in the first quarter of 2021. Also contributing to lower interest income on loans was a decrease in yields which decreased from 4.67% in the first quarter of 2021 to 4.59% in the first quarter of 2022. The decrease in yields on loans was driven by a decrease in interest income on PPP loans, which decreased from $1.1 million in the first quarter of 2021 to $480,000 in the first quarter of 2022. Excluding PPP loans, our loan portfolio generally repriced lower during the first quarter of 2022 due to low interest rates and competition for loans. Interest income on investment securities increased $186,000, or 11.7%, to $1.8 million for the first quarter of 2022, as compared to $1.6 million in the same period of 2021. The increase in interest income on investment securities was primarily the result of an increase in the average balances of investment securities which increased from $301.6 million in the first quarter of 2021 to $422.0 million in the first quarter of 2022. Partially offsetting average balances was lower yields on investment securities, which decreased from 2.37% in the first quarter of 2021 to 1.83% in the first quarter of 2022.

Interest Expense. Interest expense during the quarter ended March 31, 2022 decreased $81,000, or 20.2%, to $321,000 as compared to the same period of 2021. Interest expense on interest-bearing deposits decreased $86,000, or 30.6%, to $195,000 for the quarter ended March 31, 2022 as compared to the same period of 2021. Our total cost of interest-bearing deposits decreased from 0.15% in the first quarter of 2021 to 0.10% in the first quarter of 2022 as a result of lower rates paid on money market and checking accounts, as the rates repriced based on market indexes, and lower rates on our certificates of deposit. Partially offsetting the lower interest rates was an increase in average interest-bearing deposit balances, which increased from $762.7 million in the first quarter of 2021 to $792.4 million in the first quarter of 2022. For the first quarter of 2022, interest expense on borrowings increased $5,000, or 4.1%, to $126,000 as compared to the same period of 2021 due to an increase in our average outstanding borrowings, which increased from $27.6 million in the first quarter of 2021 to $28.5 million in the same period of 2022. Also contributing to the increase in interest expense on borrowings were higher rates, which increased from 1.78% in the first quarter of 2021 to 1.79% in the same period of 2022.

Net Interest Income. Net interest income decreased $946,000, or 9.9%, to $8.6 million for the first quarter of 2022 compared to the same period of 2021. The decrease in net interest income was primarily a result of a decrease in interest on loans, which declined $1.2 million or 14.4%. Compared to the same period last year, the decrease in loan interest income was partly due to lower interest and fees earned on PPP loans coupled with a decline in interest on other commercial related loans. Interest and fees on PPP loans in the first quarter of 2022 totaled $480,000 compared to $1.1 million in the same period last year. Interest costs on interest-bearing deposits totaled 0.10% in the current quarter and 0.15% in the first quarter of 2021. Net interest margin, on a tax-equivalent basis, decreased from 3.51% in the first three months of 2021 to 2.99% in the same period of 2022.

The decline in market interest rates has adversely impacted our net interest margin as a result of lower yields on loans and investment securities exceeding the benefits of a lower cost of funds. In addition, the increase in deposit balances has increased our cash balances, which has negatively impacted our net interest margin. While the recent rise in interest rates should result in increased net interest income and net interest margin, these improvements could be offset by increased competition for loans and deposits. Additionally, the deposit balance increases we have seen over the past two years may reverse resulting in the need for higher cost funding.

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

	Three months ended			Three months ended
	March 31, 2022			March 31, 2021
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$140,993	$62	0.18%	$99,380	$32	0.13%
Investment securities (1)	421,996	1,903	1.83%	301,586	1,761	2.37%
Loans receivable, net (2)	636,032	7,196	4.59%	730,210	8,410	4.67%
Total interest-earning assets	1,199,021	9,161	3.10%	1,131,176	10,203	3.66%
Non-interest-earning assets	106,792			99,008
Total	$1,305,813			$1,230,184

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$525,045	$100	0.08%	$501,100	$125	0.10%
Savings accounts	162,420	10	0.02%	132,803	11	0.03%
Certificates of deposit	104,889	85	0.33%	128,804	145	0.46%
Total interest-bearing deposits	792,354	195	0.10%	762,707	281	0.15%
Subordinate debentures and other borrowings	21,651	123	2.30%	21,656	119	2.23%
Repurchase agreements	6,825	3	0.18%	5,924	2	0.14%
Total interest-bearing liabilities	820,830	321	0.16%	790,287	402	0.21%
Non-interest-bearing liabilities	352,554			312,317
Stockholders’ equity	132,429			127,580
Total	$1,305,813			$1,230,184

Interest rate spread (3)			2.94%			3.45%
Net interest margin (4)		$8,840	2.99%		$9,801	3.51%
Tax-equivalent interest - imputed		195			210
Net interest income		$8,645			$9,591

Ratio of average interest-earning assets

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2022 vs 2021
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$16	$14	$30
Investment securities	330	(188)	142
Loans	(1,071)	(143)	(1,214)
Total	(725)	(317)	(1,042)
Interest expense:
Deposits	11	(97)	(86)
FHLB Advances Other borrowings	0	4	4
Repurchase Agreements	0	1	1
Total	11	(92)	(81)
Net interest income	$(736)	$(225)	$(961)

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

During the first quarter of 2022, we recorded a reverse provision for loan losses of $500,000 compared to a provision for loan losses of $500,000 in the first quarter of 2021. The reverse provision was a result of a decline in our loan balances as of March 31, 2022, which included a decline in classified loan totals. We recorded net loan recoveries of $82,000 during the first quarter of 2022 compared to net loan charge-offs of $4,000 during the first quarter of 2021.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.6 million in the first quarter of 2022, a decrease of $3.2 million, or 47.0%, from the same period in 2021, primarily as a result of a decrease of $2.2 million in gains on sales of loans. Our gains on sales of loans decreased as our originations of secondary market one-to-four family residential real estate loans slowed due to the increase in mortgage interest rates and decreased inventory in the housing market in our market areas. Also contributing to the decrease was a $1.1 million decrease in gain on sales of investment securities during the first quarter of 2022. Partially offsetting this decrease was an increase of $155,000 in fees and services charges primarily due to higher overdraft charges and servicing fees.

Non-interest Expense. Non-interest expense totaled $8.8 million for the first quarter of 2022, a decrease of $235,000, or 2.6%, from $9.1 million for the first quarter of 2021. The decrease was primarily due to declines of $166,000 in compensation and benefits expense, $161,000 in data processing expense and $121,000 in amortization expense. The decrease in compensation and benefits expense was primarily due to lower commissions paid on residential real estate loans originated which was partially offset by higher compensation and benefits paid to other employees. The Company negotiated a new contract with its core technology provider that resulted in a lower monthly data processing expense. Amortization of mortgage servicing rights and other intangibles also declined. Partially offsetting those declines were increases of $171,000 in occupancy and equipment expenses related to investments in new ATM equipment and higher occupancy costs. Also, growth in professional fees of $59,000 resulted from higher audit fees in 2022 primarily related to an external audit of our internal controls over financial reporting.

Income Tax Expense. During the first quarter of 2022, we recorded income tax expense of $737,000, compared to $1.4 million during the same period of 2021. Our effective tax rate decreased from 20.4% in the first quarter of 2021 to 19.0% in the first quarter of 2022. The decrease in the effective tax rate was due to lower earnings before income taxes while tax-exempt income was similar between the periods.

Financial Condition. Economic conditions in the United States slowed during the first quarter of 2022 as elevated inflation levels and higher interest rates impacted the economy. The State of Kansas and the geographic markets in which the Company operates was also impacted by these economic headwinds. The ongoing COVID-19 pandemic, supply chain constraints, labor shortages and geopolitical events have all contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for loan losses included estimates of the economic impact of COVID-19 and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets decreased $22.5 million, or 6.7%, from December 31, 2021 to $1.3 billion at March 31, 2022.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At March 31, 2022, our allowance for loan losses totaled $8.4 million, or 1.32% of gross loans outstanding, compared to $8.8 million, or 1.32% of gross loans outstanding, at December 31, 2021. Our allowance for loan losses as a percentage of gross loans outstanding, excluding PPP loans of $5.2 million at March 31, 2022 and $17.2 million at December 31, 2021, was 1.33% at March 31, 2022 compared to 1.36% at December 31, 2021. This reflects a more comparable ratio to periods prior to PPP, as no allowance for loan losses has been allocated to PPP loans since they are guaranteed by the Small Business Administration.

As of March 31, 2022 and December 31, 2021, approximately $11.0 million and $18.0 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk that raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance was sufficient to cover the risks and probable incurred losses related to such loans at March 31, 2022 and December 31, 2021, respectively.

Loans past due 30-89 days and still accruing interest totaled $846,000, or 0.13% of gross loans, at March 31, 2022, compared to $2.0 million, or 0.30% of gross loans, at December 31, 2021. At March 31, 2022, $4.7 million in loans were on non-accrual status, or 0.74% of gross loans, compared to $5.2 million, or 0.79% of gross loans, at December 31, 2021. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at March 31, 2022 or December 31, 2021. Our impaired loans totaled $5.7 million at March 31, 2022 compared to $6.7 million at December 31, 2021. The difference in the Company’s non-accrual loan balances and impaired loan balances at March 31, 2022 and December 31, 2021 was related to TDRs that were accruing interest but still classified as impaired.

At March 31, 2022, the Company had eight loan relationships consisting of 12 outstanding loans that were previously classified as TDRs. No loans were classified as TDRs during the first three months of 2022. During the first quarter of 2022, two construction and land loans totaling $599,000 were paid off. These loans were originally classified as TDRs in 2012. A commercial loan totaling $32,000 was paid off in the first quarter of 2022 after being classified as a TDR in the first quarter of 2021. An agriculture loan totaling $250,0000 was also paid off in the first quarter of 2022 after being classified as a TDR in the third quarter of 2022.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. During the first quarter of 2022 two commercial real estate properties were sold resulting in a gain of $114,000. At March 31, 2022, we had $1.3 million of real estate owned compared to $2.6 million at December 31, 2021. As of March 31, 2022, real estate owned primarily consisted of commercial buildings, undeveloped land and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $8.9 million in total deposits during the first three months of 2022, to $1.1 billion at March 31, 2022. The decrease in deposits was primarily due to a seasonal decline in public funds accounts.

Non-interest-bearing deposits at March 31, 2022, were $350.3 million, or 30.7% of deposits, compared to $350.0 million, or 30.5% of deposits, at December 31, 2021. Money market and checking deposit accounts were 45.5% of our deposit portfolio and totaled $518.0 million at March 31, 2022, compared to $536.9 million, or 46.8% of deposits, at December 31, 2021. Savings accounts increased to $167.8 million, or 14.7% of deposits, at March 31, 2022, from $155.5 million, or 13.5% of deposits, at December 31, 2021. Certificates of deposit totaled $103.5 million, or 9.1% of deposits, at March 31, 2022, compared to $106.1 million, or 9.2% of deposits, at December 31, 2021.

Certificates of deposit at March 31, 2022, scheduled to mature in one year or less totaled $87.6 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $399,000 to $28.7 million at March 31, 2022, from $29.1 million at December 31, 2021. The decrease in total borrowings was due to a decrease in repurchase agreement accounts as customers have migrated to other deposit accounts.

Cash Flows. During the three months ended March 31, 2022, our cash and cash equivalents decreased by $82.9 million. Our operating activities provided net cash of $2.6 million during the first three months of 2021 primarily as a result of the proceeds from the sales of loans. Our investing activities used net cash of $75.1 million during the first three months of 2022, primarily due to the purchase of investment securities. Financing activities used net cash of $10.4 million during the first three months of 2022, primarily as a result of an decrease in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $579.6 million at March 31, 2022 and $577.3 million at December 31, 2021. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents. The higher balances of cash and cash equivalents are primarily held in our Federal Reserve account.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At March 31, 2022, we had no borrowings against our line of credit with the FHLB. At March 31, 2022, we had collateral pledged to the FHLB that would allow us to borrow $98.3 million, subject to FHLB credit requirements and policies. At March 31, 2022, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $71.5 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at March 31, 2022. At March 31, 2022, we had subordinated debentures totaling $21.7 million and $7.0 million of repurchase agreements. At March 31, 2022, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2022, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2022.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.1 million at March 31, 2022.

At March 31, 2022, we had outstanding loan commitments, excluding standby letters of credit, of $135.5 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of March 31, 2022 and December 31, 2021, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of March 31, 2022, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended March 31, 2022, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2022. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of March 31, 2022, approximately $29.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

We have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including one using interest rates as of the forecast date, and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100, 200 and 300 basis points with an impact to our net interest income on a one-year horizon as follows:

	As of March 31, 2022		As of December 31, 2021
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$1,755	5.0%	$3,356	9.9%
200 basis point rising	$1,148	3.2%	$2,234	6.6%
100 basis point rising	$549	1.6%	$1,157	3.4%
100 basis point falling	($1,477)	(4.2)%	($845)	(2.5)%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve including on our net interest income and the value of our security portfolio.
●	The effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, including due to supply chain disruptions, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic.
●	The impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of the COVID-19 pandemic on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The economic impact of past and any future terrorist attacks, acts of war, including the current conflict in Ukraine, or threats thereof, and the response of the United States to any such threats and attacks.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.

●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in and uncertainty related to the availability of benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR and the development of a substitute.
●	The effects of severe weather, natural disasters, widespread disease or pandemics, and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 22, 2022.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Earnings for the three ended March 31, 2022 and March 31, 2021; (iii) Consolidated Statements of Comprehensive Income for the three ended March 31, 2022 and March 31, 2021; (iv) Consolidated Statements of Stockholders’ Equity for the three ended March 31, 2022 and March 31, 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 12, 2022	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

