Form 10-Q
period 2022-06-30
LANDMARK BANCORP INC
filed 2022-08-12
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of August 11, 2022, the issuer had outstanding 4,976,344 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and cash equivalents	$30,413	$189,213
Interest-bearing deposits at other banks	8,360	7,378
Investment securities available-for-sale, at fair value	486,633	380,717
Bank stocks, at cost	2,881	2,905
Loans, net of allowance for loans losses of $8,315 and $8,775	661,830	653,233
Loans held for sale, at fair value	6,264	4,795
Bank owned life insurance	32,483	32,106
Premises and equipment, net	20,679	20,803
Goodwill	17,532	17,532
Other intangible assets, net	52	84
Mortgage servicing rights	4,025	4,193
Real estate owned, net	1,288	2,551
Accrued interest and other assets	19,911	13,458
Total assets	$1,292,351	$1,328,968

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$343,107	$350,005
Money market and checking	520,056	536,868
Savings	170,419	155,501
Certificates of deposit	97,885	106,107
Total deposits	1,131,467	1,148,481

Subordinated debentures	21,651	21,651
Other borrowings	6,223	7,403
Accrued interest and other liabilities	15,708	15,790
Total liabilities	1,175,049	1,193,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 4,997,459 and 4,997,459 shares issued at June 30, 2022 and December 31, 2021, respectively	50	50
Additional paid-in capital	79,284	79,120
Retained earnings	56,662	52,593
Treasury stock, at cost; 21,115 and 0 shares at June 30, 2022 and December 31, 2021, respectively	(538)	-
Accumulated other comprehensive (loss) income	(18,156)	3,880
Total stockholders’ equity	117,302	135,643
Total liabilities and stockholders’ equity	$1,292,351	$1,328,968

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans	$7,156	$8,840	$14,347	$17,244
Investment securities:
Taxable	1,543	763	2,596	1,574
Tax-exempt	730	759	1,452	1,537
Total interest income	9,429	10,362	18,395	20,355
Interest expense:
Deposits	358	261	553	542
Borrowings	173	121	299	242
Total interest expense	531	382	852	784
Net interest income	8,898	9,980	17,543	19,571
Provision for (reversal of) loan losses	-	-	(500)	500
Net interest income after provision for loan losses	8,898	9,980	18,043	19,071
Non-interest income:
Fees and service charges	2,380	2,153	4,568	4,186
Gains on sales of loans, net	1,073	2,864	1,978	6,004
Bank owned life insurance	190	153	377	301
Gains on sales of investment securities, net	-	33	-	1,108
Other	153	270	436	599
Total non-interest income	3,796	5,473	7,359	12,198

Non-interest expense:
Compensation and benefits	4,953	5,023	9,728	9,964
Occupancy and equipment	1,177	1,105	2,410	2,167
Data processing	362	492	702	993
Amortization of mortgage servicing rights and other intangibles	335	412	651	849
Professional fees	415	431	866	823
Acquisition costs	221	-	221	-
Other	1,559	1,727	3,282	3,467
Total non-interest expense	9,022	9,190	17,860	18,263
Earnings before income taxes	3,672	6,263	7,542	13,006
Income tax expense	639	1,283	1,376	2,659
Net earnings	$3,033	$4,980	$6,166	$10,347
Earnings per share:
Basic (1)	$0.61	$1.00	$1.24	$2.07
Diluted (1)	$0.61	$0.99	$1.23	$2.07
Dividends per share (1)	$0.21	$0.19	$0.42	$0.38

(1)	Per share amounts for the periods ended June 30, 2021 have been adjusted to give effect to the 5% stock dividend paid during December 2021.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2022	2021	2022	2021

Net earnings	$3,033	$4,980	$6,166	$10,347

Net unrealized holding losses on available-for-sale securities	(10,247)	(7)	(29,186)	(2,790)
Reclassification adjustment for net gains included in earnings	-	(33)	-	(1,108)
Net unrealized losses	(10,247)	(40)	(29,186)	(3,898)
Income tax effect on net gains included in earnings	-	8	-	271
Income tax effect on net unrealized holding losses	2,511	2	7,150	684
Other comprehensive loss	(7,736)	(30)	(22,036)	(2,943)

Total comprehensive (loss) income	$(4,703)	$4,950	$(15,870)	$7,404

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at April 1, 2021	$48	$72,336	$49,363	$-	$6,534	$128,281
Net earnings	-	-	4,980	-	-	4,980
Other comprehensive loss	-	-	-	-	(30)	(30)
Dividends paid ($0.19 per share)	-	-	(952)	-	-	(952)
Stock-based compensation	-	77	-	-	-	77
Balance at June 30, 2021	$48	$72,413	$53,391	$-	$6,504	$132,356

Balance at April 1, 2022	$50	$79,206	$54,677	$-	$(10,420)	$123,513
Net earnings	-	-	3,033		-	3,033
Other comprehensive loss	-	-	-		(7,736)	(7,736)
Dividends paid ($0.21 per share)	-	-	(1,048)		-	(1,048)
Stock-based compensation	-	78	-	-	-	78
Purchase of 21,115 treasury shares	-	-	-	(538)	-	(538)
Balance at June 30, 2022	$50	$79,284	$56,662	$(538)	$(18,156)	$117,302

See accompanying notes to consolidated financial statements.

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2021	$48	$72,230	$44,947	$-	$9,447	$126,672
Net earnings	-	-	10,347	-	-	10,347
Other comprehensive loss	-	-	-	-	(2,943)	(2,943)
Dividends paid ($0.38 per share)	-	-	(1,903)	-	-	(1,903)
Stock-based compensation	-	161	-	-	-	161
Exercise of stock options, 6,054 shares	-	22	-	-	-	22
Balance at June 30, 2021	$48	$72,413	$53,391	$-	$6,504	$132,356

Balance at January 1, 2022	$50	$79,120	$52,593	$-	$3,880	$135,643
Net earnings	-	-	6,166		-	6,166
Other comprehensive loss	-	-	-		(22,036)	(22,036)
Dividends paid ($0.42 per share)	-	-	(2,097)		-	(2,097)
Stock-based compensation	-	164	-	-	-	164
Purchase of 21,115 treasury shares	-	-	-	(538)	-	(538)
Balance at June 30, 2022	$50	$79,284	$56,662	$(538)	$(18,156)	$117,302

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$6,166	$10,347
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for (reversal of) loan losses	(500)	500
Valuation allowance on real estate owned	-	48
Amortization of investment security premiums, net	978	911
Amortization of purchase accounting adjustment on loans	(9)	(23)
Amortization of mortgage servicing rights and other intangibles	651	849
Depreciation	563	490
Increase in cash surrender value of bank owned life insurance	(377)	(301)
Stock-based compensation	164	161
Deferred income taxes	(70)	(413)
Net gains on sales of investment securities	-	(1,108)
Net gains on sales of premises and equipment and foreclosed assets	(114)	(5)
Net gains on sales of loans	(1,978)	(6,004)
Proceeds from sales of loans	79,920	198,893
Origination of loans held for sale	(79,862)	(189,500)
Changes in assets and liabilities:
Accrued interest and other assets	767	1,673
Accrued expenses, taxes, and other liabilities	(769)	(2,035)
Net cash provided by operating activities	5,530	14,483
Cash flows from investing activities:
Net (increase) decrease in loans	(8,088)	28,609
Net change in interest-bearing deposits at banks	(993)	245
Maturities and prepayments of investment securities	24,097	21,978
Purchases of investment securities	(159,481)	(87,822)
Proceeds from sales of investment securities	-	15,224
Redemption of bank stocks	185	1,967
Purchase of bank stocks	(161)	(714)
Purchase bank owned life insurance	-	(6,000)
Proceeds from sales of premises and equipment and foreclosed assets	1,379	346
Purchases of premises and equipment, net	(439)	(134)
Net cash used in investing activities	(143,501)	(26,301)
Cash flows from financing activities:
Net (decrease) increase in deposits	(17,014)	61,736
Repayments on other borrowings	(1,180)	(1,837)
Proceeds from exercise of stock options	-	22
Payment of dividends	(2,097)	(1,903)
Purchase of treasury stock	(538)	-
Net cash (used in) provided by financing activities	(20,829)	58,018
Net (decrease) increase in cash and cash equivalents	(158,800)	46,200
Cash and cash equivalents at beginning of period	189,213	84,818
Cash and cash equivalents at end of period	$30,413	$131,018

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$20	$3,958
Cash paid for interest	845	804
Cash paid for operating leases	97	76

Supplemental schedule of noncash investing and financing activities:
Investment securities purchases not yet settled	685	-
Operating lease asset and related lease liability recorded	-	219

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2022, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the six-month interim period ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Acquisition

On June 28, 2022, the Company announced the execution of a definitive agreement to acquire Freedom Bancshares, Inc., the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operates out of a single location in Overland Park, Kansas. As of June 30, 2022, Freedom Bank reported total assets of $216.2 million, net loans of $121.0 million, and total deposits of $162.4 million. The acquisition is expected to close in the fourth quarter of 2022 subject to regulatory approval, customary closing requirements and approval of the shareholders of Freedom Bancshares, Inc.

3. Investments

A summary of investment securities available-for-sale is as follows:

	As of June 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$141,227	$-	$(5,768)	$135,459
U. S. federal agency obligations	15,072	-	(141)	14,931
Municipal obligations, tax exempt	138,153	127	(3,286)	134,994
Municipal obligations, taxable	52,569	18	(3,231)	49,356
Agency mortgage-backed securities	163,660	31	(11,798)	151,893
Total available-for-sale	$510,681	$176	$(24,224)	$486,633

	As of December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$43,098	$-	$(423)	$42,675
U. S. federal agency obligations	17,165	67	(37)	17,195
Municipal obligations, tax exempt	133,558	4,488	(62)	137,984
Municipal obligations, taxable	39,011	1,171	(136)	40,046
Agency mortgage-backed securities	142,747	1,339	(1,269)	142,817
Total available-for-sale	$375,579	$7,065	$(1,927)	$380,717

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of June 30, 2022 and December 31, 2021. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of June 30, 2022
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	71	$131,024	$(5,564)	$4,435	$(204)	$135,459	$(5,768)
U.S. federal agency obligations	5	5,996	(17)	6,930	(124)	12,926	(141)
Municipal obligations, tax exempt	242	95,906	(3,177)	2,272	(109)	98,178	(3,286)
Municipal obligations, taxable	83	39,540	(2,867)	3,553	(364)	43,093	(3,231)
Agency mortgage-backed securities	93	133,056	(10,395)	13,830	(1,403)	146,886	(11,798)
Total	494	$405,522	$(22,020)	$31,020	$(2,204)	$436,542	$(24,224)

		As of December 31, 2021
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	28	$42,675	$(423)	$-	$-	$42,675	$(423)
U.S. federal agency obligations	6	12,073	(30)	3,048	(7)	15,121	(37)
Municipal obligations, tax exempt	37	12,411	(46)	1,879	(16)	14,290	(62)
Municipal obligations, taxable	13	8,802	(136)	-	-	8,802	(136)
Agency mortgage-backed securities	28	95,028	(1,269)	-	-	95,028	(1,269)
Total	112	170,989	(1,904)	4,927	(23)	175,916	(1,927)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of June 30, 2022 and December 31, 2021.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of June 30, 2022 and December 31, 2021.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of June 30, 2022, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2022 and December 31, 2021.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of June 30, 2022 and December 31, 2021.

The table below sets forth amortized cost and fair value of investment securities at June 30, 2022. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$24,994	$24,848
Due after one year but within five years	342,614	326,409
Due after five years but within ten years	99,159	93,743
Due after ten years	43,914	41,633
Total	$510,681	$486,633

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the periods indicated:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Sales proceeds	$-	$1,878	$-	$15,224

Realized gains	$-	$33	$-	$1,108
Realized losses	-	-	-	-
Net realized gains	$-	$33	$-	$1,108

Securities with carrying values of $355.7 million and $331.7 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at June 30, 2022 and December 31, 2021, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

4. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2022	2021

One-to-four family residential real estate loans	$192,517	$166,081
Construction and land loans	23,092	27,644
Commercial real estate loans	209,879	198,472
Commercial loans	137,929	132,154
Paycheck protection program loans	652	17,179
Agriculture loans	78,240	94,267
Municipal loans	2,076	2,050
Consumer loans	25,531	24,541
Total gross loans	669,916	662,388
Net deferred loan costs (fees) and loans in process	229	(380)
Allowance for loan losses	(8,315)	(8,775)
Loans, net	$661,830	$653,233

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three and six months ended June 30, 2022
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at April 1, 2022	$624	$146	$3,061	$2,465	$-	$1,929	$6	$126	$8,357
Charge-offs	-	-	-	-	-	-	-	(76)	(76)
Recoveries	-	-	-	9	-	2	-	23	34
Provision for loan losses	(44)	(13)	(79)	177	-	(111)	-	70	-
Balance at June 30, 2022	$580	$133	$2,982	$2,651	$-	$1,820	$6	$143	$8,315

Balance at January 1, 2022	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775
Charge-offs	-	-	-	-	-	-	-	(129)	(129)
Recoveries	-	100	-	23	-	3	6	37	169
Provision for loan losses	(43)	(105)	(69)	15	-	(404)	(6)	112	(500)
Balance at June 30, 2022	$580	$133	$2,982	$2,651	$-	$1,820	$6	$143	$8,315

	Three and six months ended June 30, 2021
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at April 1, 2021	$897	$186	$3,257	$2,246	$-	$2,503	$6	$176	$9,271
Charge-offs	(58)	-	-	(72)	-	(50)	-	(48)	(228)
Recoveries	1	100	-	1	-	-	-	18	120
Provision for loan losses	(115)	(155)	155	413	-	(297)	(1)	-	-
Balance at June 30, 2021	$725	$131	$3,412	$2,588	$-	$2,156	$5	$146	$9,163

Allowance for loan losses:
Balance at January 1, 2021	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775
Charge-offs	(81)	-	-	(72)	-	(50)	-	(89)	(292)
Recoveries	2	101	-	2	-	-	6	69	180
Reversal of loan losses	(55)	(151)	930	270	-	(484)	(7)	(3)	500
Balance at June 30, 2021	$725	$131	$3,412	$2,588	$-	$2,156	$5	$146	$9,163

	As of June 30, 2022
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$-	$644	$-	$-	$-	$-	$644
Collectively evaluated for loss	580	133	2,982	2,007	-	1,820	6	143	7,671
Total	$580	$133	$2,982	$2,651	$-	$1,820	$6	$143	$8,315

Loan balances:
Individually evaluated for loss	$564	$195	$2,173	$1,112	$-	$1,780	$36	$10	$5,870
Collectively evaluated for loss	191,953	22,897	207,706	136,817	652	76,460	2,040	25,521	664,046
Total	$192,517	$23,092	$209,879	$137,929	$652	$78,240	$2,076	$25,531	$669,916

	As of December 31, 2021
(Dollars in thousands)	One-to-four family residential real estate loan	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$-	$504	$-	$-	$-	$-	$504
Collectively evaluated for loss	623	138	3,051	2,109	-	2,221	6	123	8,271
Total	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775

Loan balances:
Individually evaluated for loss	$578	$794	$2,214	$1,029	$-	$2,067	$36	$-	$6,718
Collectively evaluated for loss	165,503	26,850	196,258	131,125	17,179	92,200	2,014	24,541	655,670
Total	$166,081	$27,644	$198,472	$132,154	$17,179	$94,267	$2,050	$24,541	$662,388

The Company recorded net loan charge-offs of $42,000 during the second quarter of 2022 compared to net loan charge-offs of $108,000 during the second quarter of 2021. The Company recorded net loan recoveries of $40,000 during the six months ended June 30, 2022 compared to net loan charge-offs of $112,000 during the six months ended June 30, 2021.

The Company’s impaired loans decreased $848,000 from $6.7 million at December 31, 2021 to $5.9 million at June 30, 2022. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2022 and December 31, 2021, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the six months ended June 30, 2022 and 2021.

The following tables present information on impaired loans:

(Dollars in thousands)	As of June 30, 2022
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$564	$564	$564	$-	$-	$573	$4
Construction and land	195	195	195	-	-	195	4
Commercial real estate	2,173	2,173	2,173	-	-	2,190	25
Commercial	1,363	1,112	379	733	644	1,152	8
Agriculture	1,882	1,780	1,780	-	-	1,755	29
Municipal	36	36	36	-	-	36	-
Consumer	10	10	10	-	-	10	-
Total impaired loans	$6,223	$5,870	$5,137	$733	$644	$5,911	$70

(Dollars in thousands)	As of December 31, 2021
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$578	$578	$578	$-	$-	$590	$8
Construction and land	2,401	794	794	-	-	895	16
Commercial real estate	2,214	2,214	2,214	-	-	2,388	37
Commercial	1,380	1,029	520	509	504	1,096	38
Agriculture	2,235	2,067	2,067	-	-	2,420	67
Municipal	36	36	36	-	-	36	1
Total impaired loans	$8,844	$6,718	$6,209	$509	$504	$7,425	$167

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at June 30, 2022 or December 31, 2021.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of June 30, 2022
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$-	$120	$-	$120	$406	$526	$191,991
Construction and land loans	-	-	-	-	195	195	22,897
Commercial real estate loans	67	-	-	67	2,173	2,240	207,639
Commercial loans	5	-	-	5	815	820	137,109
Paycheck protection program loans	-	-	-	-	-	-	652
Agriculture loans	30	599	-	629	1,288	1,917	76,323
Municipal loans	-	-	-	-	-	-	2,076
Consumer loans	35	21	-	56	10	66	25,465
Total	$137	$740	$-	$877	$4,887	$5,764	$664,152

Percent of gross loans	0.02%	0.11%	0.00%	0.13%	0.73%	0.86%	99.14%

(Dollars in thousands)	As of December 31, 2021
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$20	$125	$-	$145	$417	$562	$165,519
Construction and land loans	-	-	-	-	681	681	26,963
Commercial real estate loans	-	-	-	-	2,214	2,214	196,258
Commercial loans	289	340	-	629	593	1,222	130,932
Paycheck protection program loans	-	-	-	-	-	-	17,179
Agriculture loans	1,189	-	-	1,189	1,325	2,514	91,753
Municipal loans	-	-	-	-	-	-	2,050
Consumer loans	18	9	-	27	-	27	24,514
Total	$1,516	$474	$-	$1,990	$5,230	$7,220	$655,168

Percent of gross loans	0.23%	0.07%	0.00%	0.30%	0.79%	1.09%	98.91%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2022 and 2021 would have increased interest income by $95,000 and $584,000, respectively. No interest income related to non-accrual loans was included in interest income for the six months ended June 30, 2022 and 2021.

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

The following table provides information on the Company’s risk categories by loan class:

	As of June 30, 2022		As of December 31, 2021
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$191,962	$555	$165,299	$782
Construction and land loans	22,897	195	26,963	681
Commercial real estate loans	205,227	4,652	193,669	4,803
Commercial loans	133,719	4,210	123,609	8,545
Paycheck protection program loans	652	-	17,179	-
Agriculture loans	76,952	1,288	91,036	3,231
Municipal loan	2,076	-	2,050	-
Consumer loans	25,521	10	24,541	-
Total	$659,006	$10,910	$644,346	$18,042

At June 30, 2022, the Company had seven loan relationships consisting of 11 outstanding loans that were previously classified as TDRs. No loans were classified as TDRs during the three or six months ending June 30, 2022. During the second quarter of 2022, a $7,000 commercial loan paid off after being classified as a TDR in 2018. During the first quarter of 2022, two construction and land loans totaling $599,000 were paid off. These loans were originally classified as TDRs in 2012. A commercial loan totaling $32,000 was paid off in the first quarter of 2022 after being classified as a TDR in the first quarter of 2021. An agriculture loan totaling $250,000 was also paid off in the first quarter of 2022 after being classified as a TDR in the third quarter of 2021. During the six months ended June 30, 2021, one commercial loan totaling $47,000 was classified as a TDR after extending the maturity of the loan. The restructuring changed the payment terms to match the borrower’s cash flows. The Company had previously charged-off $100,000 of the loan due to a collateral shortfall.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of June 30, 2022 and 2021. The Company did not record any charge-offs against loans classified as TDRs in the first six months of 2022 or 2021. A credit provision for loan losses of $50,000 and $3,000 was recorded against TDRs in the three months ended June 30, 2022 and 2021, respectively. A credit provision for loan losses of $2,000 and $6,000 was recorded against TDRs in the six months ended June 30, 2022 and 2021, respectively. The Company had no allowance for loan losses recorded against loans classified as TDRs at June 30, 2022 compared to $2,000 at December 31, 2021.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of June 30, 2022			As of December 31, 2021
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$158	2	$-	$161
Construction and land loans	1	195	-	3	681	113
Commercial real estate loans	2	1,224	-	2	1,224	-
Commercial loans	2	32	297	4	33	436
Agriculture loans	3	-	492	4	-	742
Municipal loan	1	-	36	1	-	36
Total	11	$1,451	$983	16	$1,938	$1,488

5. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2021 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first six months of 2022 that required an interim goodwill impairment test.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of June 30, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$1,710	$(1,658)	$52

(Dollars in thousands)	As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,934)	$84

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2022 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2022	$26
2023	26
Total	$52

6. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	June 30,	December 31,
	2022	2021
FHLMC	$688,557	$697,484
FHLB	24,325	18,218
Total	$712,882	$715,702

Custodial escrow balances maintained in connection with serviced loans were $6.5 million and $5.8 million at June 30, 2022 and December 31, 2021, respectively. Gross service fee income related to such loans was $453,000 and $442,000 for the three months ended June 30, 2022 and 2021, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $907,000 and $873,000 for the six months ended June 30, 2022 and 2021, respectively.

Activity for mortgage servicing rights was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Mortgage servicing rights:
Balance at beginning of period	$4,128	$3,966	$4,193	$3,726
Additions	217	553	451	1,192
Amortization	(320)	(376)	(619)	(775)
Balance at end of period	$4,025	$4,143	$4,025	$4,143

The fair value of mortgage servicing rights was $9.7 million and $6.7 million at June 30, 2022 and December 31, 2021, respectively. Fair value at June 30, 2022 was determined using discount rates ranging from 9.00% to 12.00%; prepayment speeds ranging from 6.00% to 19.24%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.40%. Fair value at December 31, 2021 was determined using discount rates ranging from 9.00% to 12.00%; prepayment speeds ranging from 6.02% to 23.70%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.34%.

The Company had a mortgage repurchase reserve of $226,000 at June 30, 2022 and December 31, 2021, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first six months of 2022. The Company charged a $9,000 loss against the reserve during the first six months ended June 30, 2021. As of June 30, 2022, the Company did not have any outstanding mortgage repurchase requests.

7. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three and six months ended June 30, 2022 excluded 51,088 of unexercised stock options because their inclusion would have been anti-dilutive during such period. The diluted earnings per share computation for the three and six months ended June 30, 2021 included all unexercised stock options because no stock options were anti-dilutive during such period. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid August 24, 2022, to common stockholders of record as of the close of business on August 10, 2022. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2022	2021	2022	2021
Net earnings	$3,033	$4,980	$6,166	$10,347

Weighted average common shares outstanding - basic (1)	4,988,416	4,994,434	4,992,912	4,992,481
Assumed exercise of stock options (1)	14,009	8,610	16,910	7,501
Weighted average common shares outstanding - diluted (1)	5,002,425	5,003,044	5,009,822	4,999,982
Earnings per share (1):
Basic	$0.61	$1.00	$1.24	$2.07
Diluted	$0.61	$0.99	$1.23	$2.07

(1)	Share and per share values for the periods ended June 30, 2021 have been adjusted to give effect to the 5% stock dividend paid during December 2021.

8. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $6.2 million at June 30, 2022 and $7.4 million at December 31, 2021, which were secured by $8.2 million and $9.2 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of June 30, 2022
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$508	$-	$-	$-	$508
U.S. federal agency obligations	1,880	-	-	-	1,880
Agency mortgage-backed securities	3,835	-	-	-	3,835
Total	$6,223	$-	$-	$-	$6,223

	As of December 31, 2021
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$325	$-	$-	$-	$325
U.S. federal agency obligations	3,008	-	-	-	3,008
Agency mortgage-backed securities	4,070	-	-	-	4,070
Total	$7,403	$-	$-	$-	$7,403

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

9. Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$907	$653	$1,730	$1,325
Other	164	183	324	346
Interchange income	785	845	1,492	1,569
Loan servicing fees (1)	453	442	907	873
Office lease income (1)	33	165	66	331
Gains on sales of loans (1)	1,073	2,864	1,978	6,004
Bank owned life insurance income (1)	190	153	377	301
Gains on sales of investment securities (1)	-	33	-	1,108
Gains (losses) on sales of real estate owned	-	-	114	5
Other	191	135	371	336
Total non-interest income	$3,796	$5,473	$7,359	$12,198

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first six months of 2022 or 2021.

10. Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of June 30, 2022 and December 31, 2021, including methods and assumptions utilized, are set forth below:

	As of June 30, 2022
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$30,413	$30,413	$-	$-	$30,413
Interest-bearing deposits at other banks	8,360	-	8,360	-	8,360
Investment securities available-for-sale	486,633	135,459	351,174	-	486,633
Bank stocks, at cost	2,881	n/a	n/a	n/a	n/a
Loans, net	661,830	-	-	656,552	656,552
Loans held for sale	6,264	-	6,264	-	6,264
Mortgage servicing rights	4,025	-	9,719	-	9,719
Accrued interest receivable	4,295	335	1,872	2,088	4,295
Derivative financial instruments	466	-	466	-	466

Financial liabilities:
Non-maturity deposits	$(1,033,582)	$(1,033,582)	$-	$-	$(1,033,582)
Certificates of deposit	(97,885)	-	(96,225)	-	(96,225)
Subordinated debentures	(21,651)	-	(17,175)	-	(17,175)
Other borrowings	(6,223)	-	(6,223)	-	(6,223)
Accrued interest payable	(132)	-	(132)	-	(132)

	As of December 31, 2021
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$189,213	$189,213	$-	$-	$189,213
Interest-bearing deposits at other banks	7,378	-	7,378	-	7,378
Investment securities available-for-sale	380,717	42,675	338,042	-	380,717
Bank stocks, at cost	2,905	n/a	n/a	n/a	n/a
Loans, net	653,233	-	-	663,625	663,625
Loans held for sale	4,795	-	4,795	-	4,795
Mortgage servicing rights	4,193	-	6,722	-	6,722
Accrued interest receivable	4,405	107	1,666	2,632	4,405
Derivative financial instruments	494	-	494	-	494

Financial liabilities:
Non-maturity deposits	$(1,042,374)	$(1,042,374)	$-	$-	$(1,042,374)
Certificates of deposit	(106,107)	-	(105,935)	-	(105,935)
Subordinated debentures	(21,651)	-	(16,375)	-	(16,375)
Other borrowings	(7,403)	-	(7,403)	-	(7,403)
Accrued interest payable	(125)	-	(125)	-	(125)

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2022 or during the year ended December 31, 2021.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2022
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$135,459	$135,459	$-	$-
U. S. federal agency obligations	14,931	-	14,931	-
Municipal obligations, tax exempt	134,994	-	134,994	-
Municipal obligations, taxable	49,356	-	49,356	-
Agency mortgage-backed securities	151,893	-	151,893	-
Loans held for sale	6,264	-	6,264	-
Derivative financial instruments	466	-	466	-

		As of December 31, 2021
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$42,675	$42,675	$-	$-
U. S. federal agency obligations	17,195	-	17,195	-
Municipal obligations, tax exempt	137,984	-	137,984	-
Municipal obligations, taxable	40,046	-	40,046	-
Agency mortgage-backed securities	142,817	-	142,817	-
Loans held for sale	4,795	-	4,795	-
Derivative financial instruments	494	-	494	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2022	2021
Aggregate fair value	$6,264	$4,795
Contractual balance	6,182	4,651
Gain	$82	$144

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Total change in fair value	$(15)	$(654)	$(28)	$(227)

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $5.9 million and $6.7 million at June 30, 2022 and December 31, 2021, respectively. The Company’s impaired loans with an allowance for loan losses was $733,000 and $509,000, with an allocated allowance of $644,000 and $504,000, at June 30, 2022 and December 31, 2021, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Fair value	Valuation technique	Unobservable inputs	Range
As of June 30, 2022
Impaired loans:
Commercial	$89	Sales comparison	Adjustment to comparable value	0%-10%

As of December 31, 2021
Impaired loans:
Commercial	$5	Sales comparison	Adjustment to comparable value	0%

11. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of June 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2022 and December 31, 2021.

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of June 30, 2022
Leverage	$139,600	10.71%	$52,133	4.0%
Common Equity Tier 1 Capital	118,600	15.00%	55,347	7.0%
Tier 1 Capital	139,600	17.66%	67,208	8.5%
Total Risk Based Capital	148,055	18.73%	83,021	10.5%

As of December 31, 2021
Leverage	$135,824	10.83%	$50,181	4.0%
Common Equity Tier 1 Capital	114,824	15.00%	53,592	7.0%
Tier 1 Capital	135,824	17.74%	65,077	8.5%
Total Risk Based Capital	144,739	18.91%	80,389	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at June 30, 2022 and December 31, 2021:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2022
Leverage	$136,439	10.49%	$52,002	4.0%	$65,002	5.0%
Common Equity Tier 1 Capital	136,439	17.27%	55,289	7.0%	51,340	6.5%
Tier 1 Capital	136,439	17.27%	67,137	8.5%	63,188	8.0%
Total Risk Based Capital	144,894	18.34%	82,934	10.5%	79,985	10.0%

As of December 31, 2021
Leverage	$132,313	10.58%	$50,040	4.0%	$62,550	5.0%
Common Equity Tier 1 Capital	132,313	17.29%	53,563	7.0%	49,737	6.5%
Tier 1 Capital	132,313	17.29%	65,041	8.5%	61,215	8.0%
Total Risk Based Capital	141,228	18.46%	80,345	10.5%	76,519	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

12. Impact of Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for only purchased credit impaired loans. Under prior GAAP, a purchased loan’s contractual balance was adjusted to fair value through a credit discount, and no reserve was recorded on the purchased loan upon acquisition. Since under CECL reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL oblige organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. Because the Company is a smaller reporting company, the proposed delay is applicable to the Company, and the Company plans to delay the implementation of CECL until January 1, 2023. Management has initiated an implementation committee that has implemented a process to collect the data and is utilizing a vendor solution for the new standard. Initial calculations estimate the effect will be an increase to the allowance for loan losses upon adoption. However, the size of the overall increase is uncertain at this time. Management is utilizing the delay to continue to refine and back test the CECL calculation. The internal controls over financial reporting specifically related to CECL are in the final design stage.

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

In July 2022, we declared our 84th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the performance of the economy. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at June 30, 2022.

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

Summary of Results. During the second quarter of 2022, we recorded net earnings of $3.0 million, which was a decrease of $2.0 million, or 39.1%, from the $5.0 million of net earnings in the second quarter of 2021. During the first six months of 2022, we recorded net earnings of $6.2 million, which was a decrease of $4.1 million, or 40.4%, from the $10.3 million of net earnings in the first six months of 2021. The decrease in net earnings during 2022 was primarily due to lower interest income on PPP loans and a decrease in gains on sales of mortgage loans. Interest income on PPP loans declined as our balances decreased as a result of the forgiveness of these loans. Gains on sales of mortgage loans decreased as originations of residential real estate loans declined. Decreased loan originations mainly resulted from low housing inventories coupled with increasing mortgage interest rates during 2022, which reduced refinancing activity.

The following table summarizes earnings and key performance measures for the periods presented:

	As of or for the		As of or for the
(Dollars in thousands, except per share amounts)	three months ended June 30,		six months ended June 30,
	2022	2021	2022	2021
Net earnings:
Net earnings	$3,033	$4,980	$6,166	$10,347
Basic earnings per share (1)	$0.61	$1.00	$1.24	$2.07
Diluted earnings per share (1)	$0.61	$0.99	$1.23	$2.07
Earnings ratios:
Return on average assets (2)	0.93%	1.59%	0.95%	1.68%
Return on average equity (2)	10.04%	15.40%	9.81%	16.22%
Equity to total assets	9.08%	10.58%	9.08%	10.58%
Net interest margin (2) (3)	3.05%	3.54%	3.02%	3.53%
Dividend payout ratio	34.43%	19.23%	34.15%	18.43%

(1)	Per share values for the periods ended June 30, 2021 have been adjusted to give effect to the 5% dividend paid during December 2021.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $9.4 million for the quarter ended June 30, 2022 decreased $900,000, or 9.0%, as compared to the same period of 2021. Interest income on loans decreased $1.7 million, or 19.0%, to $7.2 million for the quarter ended June 30, 2022, compared to the same period of 2021 due primarily to lower yields and average loan balances. Our yields decreased from 5.00% in the second quarter of 2021 to 4.40% in the second quarter of 2022. The decrease in yields on loans was driven by a decrease in interest income on PPP loans, which decreased from $2.2 million in the second quarter of 2021 to $178,000 in the second quarter of 2022. Also contributing to lower interest income on loans was a decrease in our average loan balances, which decreased from $709.9 million in the second quarter of 2021 to $653.0 million in the second quarter of 2022, primarily as a result of PPP loan forgiveness. Our average loan balances included average PPP loans of $4.2 million in the second quarter of 2022 and $97.5 million in the second quarter of 2021. Interest income on investment securities increased $751,000, or 49.3%, to $2.3 million for the second quarter of 2022, as compared to $1.5 million in the same period of 2021. The increase in interest income on investment securities was primarily the result of an increase in the average balances of investment securities which increased from $334.9 million in the second quarter of 2021 to $477.0 million in the second quarter of 2022. Partially offsetting average balances was lower yields on investment securities, which decreased from 2.02% in the second quarter of 2021 to 1.97% in the second quarter of 2022.

Interest income of $18.4 million for the six months ended June 30, 2022 decreased $2.0 million, or 9.6%, as compared to the same period of 2021. Interest income on loans decreased $2.9 million, or 16.8%, to $14.3 million for the six months ended June 30, 2022, compared to the same period of 2021 due mainly to a decrease in our average loan balances, which decreased from $720.0 million during the first six months of 2021 to $644.6 million during the first six months of 2022. Also contributing to lower interest income were lower yields on loans, which decreased from 4.83% in the six months ended June 30, 2021 to 4.49% during the six months ended June 30, 2022. Our average loan balances included average PPP loans of $7.8 million in the six months ended June 30, 2022 compared to $104.2 million the same period of 2021. Interest income on PPP loans decreased from $3.3 million in the first six months of 2021 to $658,000 in the first six months of 2022. The yield on PPP loans increased from 6.37% in the first half of 2021 to 8.47% in the first half of 2022. Interest income on investment securities increased $937,000, or 30.1%, to $4.0 million for the first six months of 2022, as compared to $3.1 million in the same period of 2021. The increase in interest income on investment securities was the result of higher average balances, which increased from $318.4 million in the first six months of 2021 compared to $449.7 million in the first six months of 2022. Partially offsetting the higher average balances of investment securities were lower yields, which decreased from 2.19% in the first six months of 2021 to 1.90% in the first six months of 2022.

Interest Expense. Interest expense during the quarter ended June 30, 2022 increased $149,000, or 39.0%, to $531,000 as compared to the same period of 2021. Interest expense on interest-bearing deposits increased $97,000, or 37.2%, to $358,000 for the quarter ended June 30, 2022 as compared to the same period of 2021. Our total cost of interest-bearing deposits increased from 0.14% in the second quarter of 2021 to 0.18% in the second quarter of 2022 as a result of higher rates paid on money market and checking accounts, as the rates repriced based on market indexes. Also contributing to higher interest expense was an increase in average interest-bearing deposit balances, which increased from $771.7 million in the second quarter of 2021 to $791.3 million in the second quarter of 2022. For the second quarter of 2022, interest expense on borrowings increased $52,000, or 43.0%, to $173,000 as compared to the same period of 2021 due to an increase in our average borrowings, which increased from $26.0 million in the second quarter of 2021 to $28.6 million in the same period of 2022. Also contributing to the increase in interest expense on borrowings were higher rates, which increased from 1.86% in the second quarter of 2021 to 2.42% in the same period of 2022.

Interest expense during the six months ended June 30, 2022 increased $68,000, or 8.7%, to $852,000 as compared to the same period of 2021. Interest expense on interest-bearing deposits increased $11,000, or 2.0%, to $553,000 for the six months ended June 30, 2022 as compared to the same period of 2021. The increase in interest expense on interest-bearing deposits was the result of higher rates paid on money market and checking accounts, as the rates reprice based on market indexes. The increase in interest expense on deposits was due to an increase in average interest-bearing deposit balances, which increased from $767.2 million in the first six months of 2021 to $791.8 million in the same period of 2022. For the first six months of 2022, interest expense on borrowings increased $57,000, or 23.6%, to $299,000 as compared to the same period of 2021, due primarily to an increase in our average outstanding borrowings, which increased from $26.8 million in the first six months of 2021 to $28.6 million in the first six months of 2022. Also contributing to the higher interest expense on borrowings were higher average rates on our borrowings, which increased to 2.11% for the first six months of 2022 compared to 1.82% for the same period of 2021.

Net Interest Income. Net interest income decreased $1.1 million, or 10.8%, to $8.9 million for the second quarter of 2022 compared to the same period of 2021. The decrease in net interest income was primarily a result of a decrease in interest on loans, which declined $1.7 million or 19.0%. Compared to the same period last year, the decrease in loan interest income was primarily due to lower interest and fees earned on PPP loans. Interest and fees on PPP loans in the second quarter of 2022 totaled $178,000 compared to $2.2 million in the same period last year. Net interest margin, on a tax-equivalent basis, decreased from 3.54% in the second quarter of 2021 to 3.05% in the same period of 2022.

Net interest income decreased $2.0 million, or 10.4%, to $17.5 million for the first six months of 2022 compared to the same period of 2021. The decrease was primarily due to lower interest and fees earned on PPP loans, which decreased from $3.3 million in the first six months of 2021 to $658,000 in the same period of 2022. Net interest margin, on a tax-equivalent basis, decreased from 3.53% in the first six months of 2021 to 3.02% in the same period of 2022.

The increase in market interest rate should continue to increase our net interest margin as a result of higher yields on loans and investment securities exceeding the increase in our cost of funds. Our net interest margin increased from 2.99% in the first quarter of 2022 to 3.05% in the second quarter of 2022 as our assets began to reprice faster than our cost of funds. Our net interest margin has been positively impacted by PPP loans over the past couple of years, however, the impact of these loans on net interest margin going forward is expected to be minimal. While the rise in interest rates should result in increased net interest income and net interest margin, these improvements could be offset by increased competition for loans and deposits. Additionally, the deposit balance increases we have seen over the past two years may reverse resulting in the need for higher cost funding.

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

	Three months ended			Three months ended
	June 30, 2022			June 30, 2021
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$66,048	$126	0.77%	$110,288	$32	0.12%
Investment securities (1)	477,035	2,338	1.97%	334,936	1,689	2.02%
Loans receivable, net (2)	653,013	7,161	4.40%	709,872	8,846	5.00%
Total interest-earning assets	1,196,096	9,625	3.23%	1,155,096	10,567	3.67%
Non-interest-earning assets	111,016			98,899
Total	$1,307,112			$1,253,995

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$521,148	$274	0.21%	$506,479	$126	0.10%
Savings accounts	169,618	10	0.02%	145,498	13	0.04%
Certificates of deposit	100,491	74	0.30%	119,751	122	0.41%
Total interest-bearing deposits	791,257	358	0.18%	771,728	261	0.14%
Subordinate debentures and other borrowings	21,651	165	3.06%	21,651	119	2.20%
Repurchase agreements	6,981	8	0.46%	4,387	2	0.18%
Total interest-bearing liabilities	819,889	531	0.26%	797,766	382	0.19%
Non-interest-bearing liabilities	366,076			326,485
Stockholders’ equity	121,147			129,744
Total	$1,307,112			$1,253,995

Interest rate spread (3)			2.97%			3.48%
Net interest margin (4)		$9,094	3.05%		$10,185	3.54%
Tax-equivalent interest - imputed		196			205
Net interest income		$8,898			$9,980

Ratio of average interest-earning assets to average interest-bearing liabilities			145.9%			144.8%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2022			June 30, 2021
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$103,314	$188	0.37%	$104,864	$64	0.12%
Investment securities (1)	449,667	4,241	1.90%	318,353	3,451	2.19%
Loans receivable, net (2)	644,569	14,357	4.49%	719,985	17,255	4.83%
Total interest-earning assets	1,197,550	18,786	3.16%	1,143,202	20,770	3.66%
Non-interest-earning assets	108,896			98,953
Total	$1,306,446			$1,242,155

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$523,086	$374	0.14%	$503,805	$251	0.10%
Savings accounts	166,039	20	0.02%	139,186	24	0.03%
Certificates of deposit	102,678	159	0.31%	124,252	267	0.43%
Total interest-bearing deposits	791,803	553	0.14%	767,243	542	0.14%
Subordinate debentures and other borrowings	21,651	288	2.68%	21,654	238	2.22%
Repurchase agreements	6,903	11	0.32%	5,151	4	0.16%
Total interest-bearing liabilities	820,357	852	0.21%	794,048	784	0.20%
Non-interest-bearing liabilities	359,332			319,439
Stockholders’ equity	126,757			128,668
Total	$1,306,446			$1,242,155

Interest rate spread (3)			2.95%			3.46%
Net interest margin (4)		$17,934	3.02%		$19,986	3.53%
Tax-equivalent interest - imputed		391			415
Net interest income		$17,543			$19,571

Ratio of average interest-earning assets to average interest-bearing liabilities			146.0%			144.0%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2022 vs 2021			2022 vs 2021
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(8)	$102	$94	$(1)	$125	$124
Investment securities	689	(40)	649	1,164	(374)	790
Loans	(674)	(1,011)	(1,685)	(1,733)	(1,165)	(2,898)
Total	7	(949)	(942)	(570)	(1,414)	(1,984)
Interest expense:
Deposits	8	89	97	11	-	11
Subordinated debentures and other borrowings	-	46	46	-	50	50
Repurchase agreements	2	4	6	2	5	7
Total	10	139	149	13	55	68
Net interest income	$(3)	$(1,088)	$(1,091)	$(583)	$(1,469)	$(2,052)

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

During the second quarter of 2022 and 2021, we did not record a provision for loan losses. We recorded net loan charge-offs of $42,000 during the second quarter of 2022 compared to net loan charge-offs of $108,000 during the second quarter of 2021.

During the first six months of 2022, we recorded a reverse provision for loan losses of $500,000 compared to a provision for loan losses of $500,000 in the first six months of 2021. We recorded net loan recoveries of $40,000 during the six months ended June 30, 2022 compared to net loan charge-offs of $112,000 during the six months ended June 30, 2021.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.8 million in the second quarter of 2022, a decrease of $1.7 million, or 30.6%, from the same period in 2021. The decrease in non-interest income during the second quarter of 2022 compared to the same period last year was primarily due to a decrease of $1.8 million in gains on sales of one-to-four family residential real estate loans as higher interest rates and low housing inventories reduced originations of these loan which are normally sold. Higher mortgage rates however did result in increased originations of adjustable-rate loans this quarter which are kept in our one-to-four family residential loan portfolio. Partially offsetting this decrease was an increase of $227,000 in fees and services charges primarily due to higher overdraft charges and servicing fees.

Total non-interest income was $7.4 million in the first half of 2022, a decrease of $4.8 million, or 39.7%, from the first half of 2021, primarily as a result of a decrease of $4.0 million in gains on sales of loans. Our gains on sales of loans decreased as our originations of secondary market one-to-four family residential real estate loans slowed due to the increase in mortgage interest rates and decreased inventory in the housing market in our market areas. Also contributing to the decrease in non-interest income was a decrease of $1.1 million gains on sales of investment securities. We did not record any gains on sales of investment securities during the first six months of 2022 compared to net gains of $1.1 million in the same period of 2021. Partially offsetting the decrease in gains on sales of investment securities was a $382,000 increase in fees and services charges due primarily to higher overdraft charges and servicing fees.

Non-interest Expense. Non-interest expense totaled $9.0 million for the second quarter of 2022, a decrease of $168,000, or 1.8%, from $9.2 million for the first quarter of 2021. The decrease in non-interest expense in the second quarter of 2022 compared to the same period last year was mainly due to lower data processing fees, reduced mortgage servicing rights amortization and a decline in compensation and benefits and other non-interest expense. The decline in data processing fees was due to a new contract with our main technology vendor in effect this year, while lower mortgage banking activity this quarter resulted in lower costs for compensation, amortization and other non-interest expense. Partially offsetting the decreases in non-interest expense were costs of $221,000 during the second quarter of 2022 related to the recently announced acquisition of Freedom Bancshares, Inc. and its wholly owned subsidiary Freedom Bank.

Non-interest expense totaled $17.9 million for the first six months of 2022, a decrease of $403,000 or 2.2%, from $18.3 million for the first six months of 2021. The decrease in non-interest expense in the first half of 2022 compared to the same period last year was mainly due to lower data processing fees, reduced mortgage servicing rights amortization and a decline in compensation and benefits and other non-interest expense. The decline in data processing fees was due to a new contract with our main technology vendor in effect this year, while lower mortgage banking activity this quarter resulted in lower costs for compensation, amortization and other non-interest expense. Partially offsetting the decreases in non-interest expense were costs of $221,000 during the first six months of 2022 related to the recently announced acquisition of Freedom Bancshares, Inc. and its wholly owned subsidiary Freedom Bank.

Income Tax Expense. During the second quarter of 2022, we recorded income tax expense of $639,000, compared to $1.3 million during the same period of 2021. Our effective tax rate decreased from 20.5% in the second quarter of 2021 to 17.4% in the second quarter of 2022. The decrease in the effective tax rate was due to lower earnings before income taxes while tax-exempt income was similar between the periods.

We recorded income tax expense of $1.4 million for the first six months of 2022 compared to $2.7 million in the same period of 2021. Our effective tax rate was 20.4% in the first half of 2021 compared to 18.2% in the first half of 2022. The decrease in the effective tax rate was due to lower earnings before income taxes while tax-exempt income was similar between the periods.

Financial Condition. Economic conditions in the United States slowed during the first six months of 2022 as elevated inflation levels and higher interest rates impacted the economy. The State of Kansas and the geographic markets in which the Company operates was also impacted by these economic headwinds. The ongoing COVID-19 pandemic, supply chain constraints, labor shortages and geopolitical events have all contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for loan losses included estimates of the economic impact of COVID-19 and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets decreased $36.6 million, or 2.8%, from December 31, 2021 to $1.3 billion at June 30, 2022.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At June 30, 2022, our allowance for loan losses totaled $8.3 million, or 1.24% of gross loans outstanding, compared to $8.8 million, or 1.32% of gross loans outstanding, at December 31, 2021. Our allowance for loan losses as a percentage of gross loans outstanding, excluding PPP loans of $652,000 at June 30, 2022 and $17.2 million at December 31, 2021, was 1.24% at June 30, 2022 compared to 1.36% at December 31, 2021. This reflects a more comparable ratio to periods prior to PPP, as no allowance for loan losses has been allocated to PPP loans since they are guaranteed by the Small Business Administration. The decline in our allowance for loan losses as a percentage of gross loans outstanding was primarily due to improving economic conditions and a decrease in our classified loan totals.

As of June 30, 2022 and December 31, 2021, approximately $10.9 million and $18.0 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk that raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance was sufficient to cover the risks and probable incurred losses related to such loans at June 30, 2022 and December 31, 2021, respectively.

Loans past due 30-89 days and still accruing interest totaled $877,000, or 0.13% of gross loans, at June 30, 2022, compared to $2.0 million, or 0.30% of gross loans, at December 31, 2021. At June 30, 2022, $4.9 million in loans were on non-accrual status, or 0.73% of gross loans, compared to $5.2 million, or 0.79% of gross loans, at December 31, 2021. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at June 30, 2022 or December 31, 2021. Our impaired loans totaled $5.9 million at June 30, 2022 compared to $6.7 million at December 31, 2021. The difference in the Company’s non-accrual loan balances and impaired loan balances at June 30, 2022 and December 31, 2021 was related to TDRs that were accruing interest but still classified as impaired.

At June 30, 2022, the Company had seven loan relationships consisting of 11 outstanding loans that were previously classified as TDRs. No loans were classified as TDRs during the three or six months ending June 30, 2022. During the second quarter of 2022, a $7,000 commercial loan paid off after being classified as a TDR in 2018. During the first quarter of 2022, two construction and land loans totaling $599,000 were paid off. These loans were originally classified as TDRs in 2012. A commercial loan totaling $32,000 was paid off in the first quarter of 2022 after being classified as a TDR in the first quarter of 2021. An agriculture loan totaling $250,000 was also paid off in the first quarter of 2022 after being classified as a TDR in the third quarter of 2021. During the six months ended June 30, 2021, one commercial loan totaling $47,000 was classified as a TDR after extending the maturity of the loan. The restructuring changed the payment terms to match the borrower’s cash flows. The Company had previously charged-off $100,000 of the loan due to a collateral shortfall.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. During the first half of 2022, two commercial real estate properties were sold resulting in a gain of $114,000. At June 30, 2022, we had $1.3 million of real estate owned compared to $2.6 million at December 31, 2021. As of June 30, 2022, real estate owned primarily consisted of commercial buildings, undeveloped land and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $17.0 million in total deposits during the first six months of 2022, to $1.1 billion at June 30, 2022. The decrease in deposits was primarily due to a seasonal decline in public funds accounts.

Non-interest-bearing deposits at June 30, 2022, were $343.1 million, or 30.3% of deposits, compared to $350.0 million, or 30.5% of deposits, at December 31, 2021. Money market and checking deposit accounts were 46.0% of our deposit portfolio and totaled $520.1 million at June 30, 2022, compared to $536.9 million, or 46.8% of deposits, at December 31, 2021. Savings accounts increased to $170.4 million, or 15.1% of deposits, at June 30, 2022, from $155.5 million, or 13.5% of deposits, at December 31, 2021. Certificates of deposit totaled $97.9 million, or 8.6% of deposits, at June 30, 2022, compared to $106.1 million, or 9.2% of deposits, at December 31, 2021.

Certificates of deposit at June 30, 2022, scheduled to mature in one year or less totaled $82.1 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $1.2 million to $27.9 million at June 30, 2022, from $29.1 million at December 31, 2021. The decrease in total borrowings was due to a decrease in balances of repurchase agreement accounts.

Cash Flows. During the six months ended June 30, 2022, our cash and cash equivalents decreased by $158.8 million. Our operating activities provided net cash of $5.5 million during the first six months of 2022 primarily as a result of net earnings. Our investing activities used net cash of $143.5 million during the first six months of 2022, primarily due to the purchase of investment securities. Financing activities used net cash of $20.8 million during the first six months of 2022, primarily as a result of a decrease in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $525.4 million at June 30, 2022 and $577.3 million at December 31, 2021. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents. The higher balances of cash and cash equivalents are primarily held in our Federal Reserve account.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At June 30, 2022, we had no borrowings against our line of credit with the FHLB. At June 30, 2022, we had collateral pledged to the FHLB that would allow us to borrow $95.6 million, subject to FHLB credit requirements and policies. At June 30, 2022, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $68.5 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at June 30, 2022. At June 30, 2022, we had subordinated debentures totaling $21.7 million and $6.2 million of repurchase agreements. At June 30, 2022, the Company had no borrowings against a $7.5 million line of credit from an unrelated financial institution maturing on November 1, 2022, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2022.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.1 million at June 30, 2022.

At June 30, 2022, we had outstanding loan commitments, excluding standby letters of credit, of $133.9 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of June 30, 2022 and December 31, 2021, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of June 30, 2022, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended June 30, 2022, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2022. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of June 30, 2022, approximately $30.6 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of June 30, 2022		As of December 31, 2021
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(681)	(1.7)%	$3,356	9.9%
200 basis point rising	$(469)	(1.1)%	$2,234	6.6%
100 basis point rising	$(256)	(0.6)%	$1,157	3.4%
100 basis point falling	$(1,918)	(4.7)%	($845)	(2.5)%
200 basis point falling	$(4,233)	(10.4)%	NM	NM

The 200 basis point falling scenario was considered to be not meaningful (“NM”) as of December 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended June 30, 2022, of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may yet be purchased under the plans (1)

April 1-30, 2022	1,537	$26.02	1,537	225,465
May 1-31, 2022	12,015	25.30	12,015	213,450
June 1-30, 2022	7,563	25.69	7,563	205,887
Total	21,115	$25.49	21,115	205,887

(1) In December 2017, our Board of Directors approved a stock repurchase program, permitting us to repurchase up to 108,006 shares of our common stock, which was the amount of shares remaining under our prior stock repurchase program (“December 2017 Repurchase Program”). Unless terminated earlier by resolution of the Board of Directors, the December 2017 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. During the second quarter of 2022, the 1,112 shares remaining under the December 2017 Repurchase Program were repurchased and the plan is expired as of June 30, 2022. In March 2020, our Board of Directors approved a new stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”) following repurchase of all shares under the December 2017 Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. As of June 30, 2022, there were 205,887 shares remaining to repurchase under the March 2020 Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of June 28, 2022, by and among Landmark Bancorp, Inc., LARK Investment Corporation and Freedom Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on June 28, 2022 (SEC file no. 000-33203))
Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Earnings for the three and six months ended June 30, 2022 and June 30, 2021; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and June 30, 2021; (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and June 30, 2021; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 12, 2022	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

