Form 10-Q
period 2022-09-30
LANDMARK BANCORP INC
filed 2022-11-10
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of November 09, 2022, the issuer had outstanding 4,966,884 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and cash equivalents	$49,234	$189,213
Interest-bearing deposits at other banks	8,844	7,378
Investment securities available-for-sale, at fair value	484,106	380,717
Bank stocks, at cost	6,641	2,905
Loans, net of allowance for loans losses of $8,858 and $8,775	702,138	653,233
Loans held for sale, at fair value	2,741	4,795
Bank owned life insurance	32,672	32,106
Premises and equipment, net	20,628	20,803
Goodwill	17,532	17,532
Other intangible assets, net	36	84
Mortgage servicing rights	3,980	4,193
Real estate owned, net	1,288	2,551
Accrued interest and other assets	25,456	13,458
Total assets	$1,355,296	$1,328,968

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$347,942	$350,005
Money market and checking	504,973	536,868
Savings	170,988	155,501
Certificates of deposit	93,234	106,107
Total deposits	1,117,137	1,148,481

Federal Home Loan Bank borrowings	74,900	-
Subordinated debentures	21,651	21,651
Other borrowings	16,349	7,403
Accrued interest and other liabilities	19,775	15,790
Total liabilities	1,249,812	1,193,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,015,122 and 4,997,459 shares issued at September 30, 2022 and December 31, 2021, respectively	50	50
Additional paid-in capital	79,329	79,120
Retained earnings	58,114	52,593
Treasury stock, at cost; 41,821 and 0 shares at September 30, 2022 and December 31, 2021, respectively	(1,040)	-
Accumulated other comprehensive (loss) income	(30,969)	3,880
Total stockholders’ equity	105,484	135,643
Total liabilities and stockholders’ equity	$1,355,296	$1,328,968

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans	$8,025	$8,461	$22,372	$25,705
Investment securities:
Taxable	1,783	782	4,379	2,356
Tax-exempt	780	748	2,232	2,285
Total interest income	10,588	9,991	28,983	30,346
Interest expense:
Deposits	771	258	1,324	800
Borrowings	366	120	665	362
Total interest expense	1,137	378	1,989	1,162
Net interest income	9,451	9,613	26,994	29,184
Provision for loan losses	500	-	-	500
Net interest income after provision for loan losses	8,951	9,613	26,994	28,684
Non-interest income:
Fees and service charges	2,511	2,268	7,079	6,454
Gains on sales of loans, net	1,049	2,660	3,027	8,664
Bank owned life insurance	189	193	566	494
(Losses) gains on sales of investment securities, net	(353)	30	(353)	1,138
Other	133	314	569	913
Total non-interest income	3,529	5,465	10,888	17,663

Non-interest expense:
Compensation and benefits	5,051	5,132	14,779	15,096
Occupancy and equipment	1,335	1,101	3,745	3,268
Data processing	383	498	1,085	1,491
Amortization of mortgage servicing rights and other intangibles	314	376	965	1,225
Professional fees	472	413	1,338	1,236
Acquisition costs	134	-	355	-
Other	1,769	1,923	5,051	5,390
Total non-interest expense	9,458	9,443	27,318	27,706
Earnings before income taxes	3,022	5,635	10,564	18,641
Income tax expense	522	1,118	1,898	3,777
Net earnings	$2,500	$4,517	$8,666	$14,864
Earnings per share:
Basic (1)	$0.50	$0.90	$1.74	$2.98
Diluted (1)	$0.50	$0.90	$1.73	$2.97
Dividends per share (1)	$0.21	$0.19	$0.63	$0.57

(1)	Per share amounts for the periods ended September 30, 2021 have been adjusted to give effect to the 5% stock dividend paid during December 2021.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2022	2021	2022	2021

Net earnings	$2,500	$4,517	$8,666	$14,864

Net unrealized holding losses on available-for-sale securities	(17,324)	(754)	(46,510)	(3,544)
Reclassification adjustment for net losses (gains) included in earnings	353	(30)	353	(1,138)
Net unrealized losses	(16,971)	(784)	(46,157)	(4,682)
Income tax effect on net (losses) gains included in earnings	(86)	8	(87)	279
Income tax effect on net unrealized holding losses	4,244	184	11,395	868
Other comprehensive loss	(12,813)	(592)	(34,849)	(3,535)

Total comprehensive (loss) income	$(10,313)	$3,925	$(26,183)	$11,329

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at July 1, 2021	$48	$72,413	$53,391	$-	$6,504	$132,356
Net earnings	-	-	4,517	-	-	4,517
Other comprehensive loss	-	-	-	-	(592)	(592)
Dividends paid ($0.19 per share)	-	-	(951)	-	-	(951)
Issuance of Restricted common stock, 2,880 shares	-	-	-	-	-	-
Stock-based compensation	-	76	-	-	-	76
Exercise of stock options, 152 shares	-	-	-	-	-	-
Balance at September 30, 2021	$48	$72,489	$56,957	$-	$5,912	$135,406

Balance at July 1, 2022	$50	$79,284	$56,662	$(538)	$(18,156)	$117,302
Net earnings	-	-	2,500		-	2,500
Other comprehensive loss	-	-	-		(12,813)	(12,813)
Dividends paid ($0.21 per share)	-	-	(1,048)		-	(1,048)
Issuance of Restricted common stock, 17,551 shares	-	-	-	-	-	-
Stock-based compensation	-	45	-	-	-	45
Exercise of stock options, 112 shares	-	-	-	-	-	-
Purchase of 19,691 treasury shares	-	-	-	(502)	-	(502)
Balance at September 30, 2022	$50	$79,329	$58,114	$(1,040)	$(30,969)	$105,484

See accompanying notes to consolidated financial statements.

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2021	$48	$72,230	$44,947	$-	$9,447	$126,672
Net earnings	-	-	14,864	-	-	14,864
Other comprehensive loss	-	-	-	-	(3,535)	(3,535)
Dividends paid ($0.57 per share)	-	-	(2,854)	-	-	(2,854)
Issuance of Restricted common stock, 2,880 shares	-	-	-	-	-	-
Stock-based compensation	-	237	-	-	-	237
Exercise of stock options, 5,918 shares	-	22	-	-	-	22
Balance at September 30, 2021	$48	$72,489	$56,957	$-	$5,912	$135,406

Balance at January 1, 2022	$50	$79,120	$52,593	$-	$3,880	$135,643
Net earnings	-	-	8,666	-	-	8,666
Other comprehensive loss	-	-	-	-	(34,849)	(34,849)
Dividends paid ($0.63 per share)	-	-	(3,145)	-	-	(3,145)
Issuance of Restricted common stock,17,551 shares	-	-	-	-	-	-
Stock-based compensation	-	209	-	-	-	209
Exercise of stock options, 112 shares	-	-	-	-	-	-
Purchase of 40,806 treasury shares	-	-	-	(1,040)	-	(1,040)
Balance at September 30, 2022	$50	$79,329	$58,114	$(1,040)	$(30,969)	$105,484

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$8,666	$14,864
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	-	500
Valuation allowance on real estate owned	-	48
Amortization of investment security premiums, net	1,272	1,481
Amortization of purchase accounting adjustment on loans	(22)	(43)
Amortization of mortgage servicing rights and other intangibles	965	1,225
Depreciation	836	742
Increase in cash surrender value of bank owned life insurance	(566)	(494)
Stock-based compensation	209	237
Deferred income taxes	139	105
Net losses (gains) on sales of investment securities	353	(1,138)
Net gains on sales of premises and equipment and foreclosed assets	(114)	(24)
Net gains on sales of loans	(3,027)	(8,664)
Proceeds from sales of loans	124,886	277,635
Origination of loans held for sale	(120,509)	(263,965)
Changes in assets and liabilities:
Accrued interest and other assets	(828)	906
Accrued expenses, taxes, and other liabilities	2,243	2,560
Net cash provided by operating activities	14,503	25,975
Cash flows from investing activities:
Net (increase) decrease in loans	(48,883)	44,224
Net change in interest-bearing deposits at banks	(1,482)	(2,185)
Maturities and prepayments of investment securities	40,885	36,949
Purchases of investment securities	(201,511)	(132,132)
Proceeds from sales of investment securities	11,210	16,623
Redemption of bank stocks	185	2,277
Purchase of bank stocks	(3,921)	(789)
Purchase bank owned life insurance	-	(6,000)
Proceeds from sales of premises and equipment and foreclosed assets	1,379	488
Purchases of premises and equipment, net	(661)	(610)
Net cash used in investing activities	(202,799)	(41,155)
Cash flows from financing activities:
Net (decrease) increase in deposits	(31,344)	50,660
Federal Home Loan Bank advance borrowings	178,139	-
Federal Home Loan Bank advance repayments	(103,239)	-
Proceeds from other borrowings	10,000	-
Repayments on other borrowings	(1,054)	(152)
Proceeds from exercise of stock options	-	22
Payment of dividends	(3,145)	(2,854)
Purchase of treasury stock	(1,040)	-
Net cash provided by financing activities	48,317	47,676
Net (decrease) increase in cash and cash equivalents	(139,979)	32,496
Cash and cash equivalents at beginning of period	189,213	84,818
Cash and cash equivalents at end of period	$49,234	$117,314

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$320	$4,390
Cash paid for interest	1,866	1,195
Cash paid for operating leases	128	108

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	-	1,193
Investment securities purchases not yet settled	1,740	5,528
Operating lease asset and related lease liability recorded	-	219

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2022, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the nine-month interim period ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Acquisition

On October 1, 2022, the Company completed its acquisition of Freedom Bancshares, Inc., the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operates out of a single location in Overland Park, Kansas. As of September 30, 2022, Freedom Bank reported total assets of $201.9 million, gross loans of $118.0 million, and total deposits of $150.4 million. The acquisition will be accounted for as a business combination under ASC 805.

3. Investments

A summary of investment securities available-for-sale is as follows:

	As of September 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$136,007	$-	$(8,562)	$127,445
U. S. federal agency obligations	5,013	-	(34)	4,979
Municipal obligations, tax exempt	136,969	1	(8,578)	128,392
Municipal obligations, taxable	68,007	3	(6,051)	61,959
Agency mortgage-backed securities	179,129	-	(17,798)	161,331
Total available-for-sale	$525,125	$4	$(41,023)	$484,106

	As of December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value

U. S. treasury securities	$43,098	$-	$(423)	$42,675
U. S. federal agency obligations	17,165	67	(37)	17,195
Municipal obligations, tax exempt	133,558	4,488	(62)	137,984
Municipal obligations, taxable	39,011	1,171	(136)	40,046
Agency mortgage-backed securities	142,747	1,339	(1,269)	142,817
Total available-for-sale	$375,579	$7,065	$(1,927)	$380,717

The tables above show that some of the securities in the available-for-sale investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2022 and December 31, 2021. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of September 30, 2022
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	69	$102,410	$(6,212)	$25,035	$(2,350)	$127,445	$(8,562)
U.S. federal agency obligations	2	1,987	(16)	2,992	(18)	4,979	(34)
Municipal obligations, tax exempt	313	114,043	(7,697)	10,652	(881)	124,695	(8,578)
Municipal obligations, taxable	106	54,065	(5,436)	4,615	(615)	58,680	(6,051)
Agency mortgage-backed securities	99	98,434	(8,648)	62,898	(9,150)	161,332	(17,798)
Total	589	$370,939	$(28,009)	$106,192	$(13,014)	$477,131	$(41,023)

		As of December 31, 2021
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U.S. treasury securities	28	$42,675	$(423)	$-	$-	$42,675	$(423)
U.S. federal agency obligations	6	12,073	(30)	3,048	(7)	15,121	(37)
Municipal obligations, tax exempt	37	12,411	(46)	1,879	(16)	14,290	(62)
Municipal obligations, taxable	13	8,802	(136)	-	-	8,802	(136)
Agency mortgage-backed securities	28	95,028	(1,269)	-	-	95,028	(1,269)
Total	112	170,989	(1,904)	4,927	(23)	175,916	(1,927)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of September 30, 2022 and December 31, 2021.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of September 30, 2022 and December 31, 2021.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of September 30, 2022, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2022 and December 31, 2021.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of September 30, 2022 and December 31, 2021.

The table below sets forth amortized cost and fair value of investment securities at September 30, 2022. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Due in less than one year	$21,372	$21,137
Due after one year but within five years	314,893	291,955
Due after five years but within ten years	137,350	124,921
Due after ten years	51,510	46,093
Total	$525,125	$484,106

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the periods indicated:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Sales proceeds	$11,210	$1,400	$11,210	$16,623

Realized gains	$-	$30	$-	$1,138
Realized losses	(353)	-	(353)	-
Net realized (losses) gains	$(353)	$30	$(353)	$1,138

Securities with carrying values of $329.6 million and $331.7 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at September 30, 2022 and December 31, 2021, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

4. Loans and Allowance for Loan Losses

Loans consisted of the following as of the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2022	2021

One-to-four family residential real estate loans	$205,466	$166,081
Construction and land loans	18,119	27,644
Commercial real estate loans	228,669	198,472
Commercial loans	144,582	132,154
Paycheck protection program loans	410	17,179
Agriculture loans	86,114	94,267
Municipal loans	2,036	2,050
Consumer loans	25,911	24,541
Total gross loans	711,307	662,388
Net deferred loan costs (fees) and loans in process	(311)	(380)
Allowance for loan losses	(8,858)	(8,775)
Loans, net	$702,138	$653,233

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

	Three and nine months ended September 30, 2022
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at July 1, 2022	$580	$133	$2,982	$2,651	$-	$1,820	$6	$143	$8,315
Charge-offs	-	-	-	-	-	-	-	(106)	(106)
Recoveries	-	65	-	5	-	56	-	23	149
Provision for loan losses	25	(92)	216	146	-	130	(1)	76	500
Balance at September 30, 2022	$605	$106	$3,198	$2,802	$-	$2,006	$5	$136	$8,858

Balance at January 1, 2022	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775
Charge-offs	-	-	-	-	-	-	-	(235)	(235)
Recoveries	-	165	-	28	-	59	6	60	318
Provision for loan losses	(18)	(197)	147	161	-	(274)	(7)	188	-
Balance at September 30, 2022	$605	$106	$3,198	$2,802	$-	$2,006	$5	$136	$8,858

	Three and nine months ended September 30, 2021
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Balance at June 30, 2021	$725	$131	$3,412	$2,588	$-	$2,156	$5	$146	$9,163
Charge-offs	-	-	(540)	-	-	-	-	(75)	(615)
Recoveries	8	120	-	11	-	50	-	29	218
Provision for loan losses	(89)	(117)	25	18	-	117	-	46	-
Balance at September 30, 2021	$644	$134	$2,897	$2,617	$-	$2,323	$5	$146	$8,766

Allowance for loan losses:
Balance at January 1, 2021	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775
Charge-offs	(81)	-	(540)	(72)	-	(50)	-	(164)	(907)
Recoveries	10	221	-	13	-	50	6	98	398
Provision for loan losses	(144)	(268)	955	288	-	(367)	(7)	43	500
Balance at September 30, 2021	$644	$134	$2,897	$2,617	$-	$2,323	$5	$146	$8,766

	As of September 30, 2022
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$-	$663	$-	$30	$-	$-	$693
Collectively evaluated for loss	605	106	3,198	2,139	-	1,976	5	136	8,165
Total	$605	$106	$3,198	$2,802	$-	$2,006	$5	$136	$8,858

Loan balances:
Individually evaluated for loss	$352	$195	$2,124	$1,105	$-	$1,877	$36	$19	$5,708
Collectively evaluated for loss	205,114	17,924	226,545	143,477	410	84,237	2,000	25,892	705,599
Total	$205,466	$18,119	$228,669	$144,582	$410	$86,114	$2,036	$25,911	$711,307

	As of December 31, 2021
(Dollars in thousands)	One-to-four family residential real estate loan	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$-	$504	$-	$-	$-	$-	$504
Collectively evaluated for loss	623	138	3,051	2,109	-	2,221	6	123	8,271
Total	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775

Loan balances:
Individually evaluated for loss	$578	$794	$2,214	$1,029	$-	$2,067	$36	$-	$6,718
Collectively evaluated for loss	165,503	26,850	196,258	131,125	17,179	92,200	2,014	24,541	655,670
Total	$166,081	$27,644	$198,472	$132,154	$17,179	$94,267	$2,050	$24,541	$662,388

The Company recorded net loan recoveries of $43,000 during the third quarter of 2022 compared to net loan charge-offs of $397,000 during the third quarter of 2021. The Company recorded net loan recoveries of $83,000 during the nine months ended September 30, 2022 compared to net loan charge-offs of $509,000 during the nine months ended September 30, 2021.

The Company’s impaired loans decreased $1.0 million from $6.7 million at December 31, 2021 to $5.7 million at September 30, 2022. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2022 and December 31, 2021, was related to troubled debt restructurings (“TDR”) that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis was immaterial during the three and nine months ended September 30, 2022 and 2021.

The following tables present information on impaired loans:

(Dollars in thousands)	As of September 30, 2022
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$352	$352	$352	$-	$-	$390	$6
Construction and land	195	195	195	-	-	195	6
Commercial real estate	2,124	2,124	2,124	-	-	2,173	40
Commercial	1,356	1,105	324	781	663	1,186	12
Agriculture	1,960	1,877	1,847	30	30	1,932	48
Municipal	36	36	36	-	-	36	1
Consumer	19	19	19	-	-	19	-
Total impaired loans	$6,042	$5,708	$4,897	$811	$693	$5,931	$113

(Dollars in thousands)	As of December 31, 2021
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$578	$578	$578	$-	$-	$590	$8
Construction and land	2,401	794	794	-	-	895	16
Commercial real estate	2,214	2,214	2,214	-	-	2,388	37
Commercial	1,380	1,029	520	509	504	1,096	38
Agriculture	2,235	2,067	2,067	-	-	2,420	67
Municipal	36	36	36	-	-	36	1
Total impaired loans	$8,844	$6,718	$6,209	$509	$504	$7,425	$167

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at September 30, 2022 or December 31, 2021.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of September 30, 2022
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$15	$114	$-	$129	$195	$324	$205,142
Construction and land loans	-	-	-	-	195	195	17,924
Commercial real estate loans	65	-	-	65	2,124	2,189	226,480
Commercial loans	4	-	-	4	860	864	143,718
Paycheck protection program loans	-	389	-	389	-	389	21
Agriculture loans	20	-	-	20	1,430	1,450	84,664
Municipal loans	-	-	-	-	-	-	2,036
Consumer loans	1	49	-	50	19	69	25,842
Total	$105	$552	$-	$657	$4,823	$5,480	$705,827

Percent of gross loans	0.01%	0.08%	0.00%	0.09%	0.68%	0.77%	99.23%

(Dollars in thousands)	As of December 31, 2021
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$20	$125	$-	$145	$417	$562	$165,519
Construction and land loans	-	-	-	-	681	681	26,963
Commercial real estate loans	-	-	-	-	2,214	2,214	196,258
Commercial loans	289	340	-	629	593	1,222	130,932
Paycheck protection program loans	-	-	-	-	-	-	17,179
Agriculture loans	1,189	-	-	1,189	1,325	2,514	91,753
Municipal loans	-	-	-	-	-	-	2,050
Consumer loans	18	9	-	27	-	27	24,514
Total	$1,516	$474	$-	$1,990	$5,230	$7,220	$655,168

Percent of gross loans	0.23%	0.07%	0.00%	0.30%	0.79%	1.09%	98.91%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2022 and 2021 would have increased interest income by $155,000 and $635,000, respectively. No interest income related to non-accrual loans was included in interest income for the nine months ended September 30, 2022 and 2021.

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

The following table provides information on the Company’s risk categories by loan class:

	As of September 30, 2022		As of December 31, 2021
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$205,122	$344	$165,299	$782
Construction and land loans	17,924	195	26,963	681
Commercial real estate loans	223,334	5,335	193,669	4,803
Commercial loans	135,739	8,843	123,609	8,545
Paycheck protection program loans	410	-	17,179	-
Agriculture loans	84,684	1,430	91,036	3,231
Municipal loan	2,036	-	2,050	-
Consumer loans	25,892	19	24,541	-
Total	$695,141	$16,166	$644,346	$18,042

At September 30, 2022, the Company had seven loan relationships consisting of 11 outstanding loans that were previously classified as TDRs. No loans were classified as TDRs during the three or nine months ending September 30, 2022. During the second quarter of 2022, a $7,000 commercial loan paid off after being classified as a TDR in 2018. During the first quarter of 2022, two construction and land loans totaling $599,000 were paid off. These loans were originally classified as TDRs in 2012. A commercial loan totaling $32,000 was paid off in the first quarter of 2022 after being classified as a TDR in the first quarter of 2021. An agriculture loan totaling $250,000 was also paid off in the first quarter of 2022 after being classified as a TDR in the third quarter of 2021. During the three and nine months ended September 30, 2021, an agriculture loan paid off that was previously classified as a TDR in 2016. During the nine months ended September 30, 2021, a commercial loan relationship consisting of five loans was modified after originally being classified as a TDR in 2020. The borrower liquidated some of the collateral securing the loans and refinanced the remaining balance of $479,000 into one loan which retained a TDR classification.

The Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of September 30, 2022 and 2021. The Company did not record any charge-offs against loans classified as TDRs in the first nine months of 2022 or 2021. No provision was recorded against TDRs in the three months ended September 30, 2022 as compared to a credit provision of $2,000 during the same period of 2021. A credit provision for loan losses of $2,000 and $7,000 was recorded against TDRs in the nine months ended September 30, 2022 and 2021, respectively. The Company had no allowance for loan losses recorded against loans classified as TDRs at September 30, 2022 compared to $2,000 at December 31, 2021.

The following table presents information on loans that are classified as TDRs:

(Dollars in thousands)
	As of September 30, 2022			As of December 31, 2021
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$157	2	$-	$161
Construction and land loans	1	195	-	3	681	113
Commercial real estate loans	2	1,224	-	2	1,224	-
Commercial loans	2	33	245	4	33	436
Agriculture loans	3	-	447	4	-	742
Municipal loan	1	-	36	1	-	36
Total	11	$1,452	$885	16	$1,938	$1,488

5. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2021 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first nine months of 2022 that required an interim goodwill impairment test.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of September 30, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$1,710	$(1,674)	$36

(Dollars in thousands)	As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,934)	$84

The following sets forth estimated amortization expense for core deposit and lease intangible assets for the remainder of 2022 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2022	$10
2023	26
Total	$36

6. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	September 30,	December 31,
	2022	2021
FHLMC	$691,659	$697,484
FHLB	27,135	18,218
Total	$718,794	$715,702

Custodial escrow balances maintained in connection with serviced loans were $10.2 million and $5.8 million at September 30, 2022 and December 31, 2021, respectively. Gross service fee income related to such loans was $456,000 and $452,000 for the three months ended September 30, 2022 and 2021, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $1.4 and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Activity for mortgage servicing rights was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Mortgage servicing rights:
Balance at beginning of period	$4,025	$4,143	$4,193	$3,726
Additions	253	406	704	1,598
Amortization	(298)	(348)	(917)	(1,123)
Balance at end of period	$3,980	$4,201	$3,980	$4,201

The fair value of mortgage servicing rights was $10.4 million and $6.7 million at September 30, 2022 and December 31, 2021, respectively. Fair value at September 30, 2022 was determined using discount rate of 9.50%; prepayment speeds ranging from 6.00% to 13.70%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.44%. Fair value at December 31, 2021 was determined using discount rates ranging from 9.00% to 12.00%; prepayment speeds ranging from 6.02% to 23.70%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.34%.

The Company had a mortgage repurchase reserve of $225,000 at September 30, 2022 and $226,000 at December 31, 2021, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged a $1,000 loss against the reserve during the first nine months ended September 30, 2022. The Company charged a $9,000 loss against the reserve during the first nine months ended September 30, 2021. As of September 30, 2022, the Company did not have any outstanding mortgage repurchase requests.

7. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three and nine months ended September 30, 2022 excluded 48,302 of unexercised stock options because their inclusion would have been anti-dilutive during such period. The diluted earnings per share computation for the three and nine months ended September 30, 2021 excluded 33,320 of unexercised stock options because their inclusion would have been anti-dilutive during such period. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid November 30, 2022, to common stockholders of record as of the close of business on November 16, 2022. The Board of Directors also declared a 5% stock dividend issuable December 16, 2022 to common stockholders of record on December 2, 2022. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended		Nine months ended
(Dollars in thousands, except per	September 30,		September 30,
share amounts)	2022	2021	2022	2021
Net earnings	$2,500	$4,517	$8,666	$14,864

Weighted average common shares outstanding - basic (1)	4,979,305	4,996,419	4,988,327	4,993,808
Assumed exercise of stock options (1)	13,145	14,554	14,831	9,807
Weighted average common shares outstanding - diluted (1)	4,992,450	5,010,973	5,003,158	5,003,615
Earnings per share (1):
Basic	$0.50	$0.90	$1.74	$2.98
Diluted	$0.50	$0.90	$1.73	$2.97

(1)	Share and per share values for the periods ended September 30, 2021 have been adjusted to give effect to the 5% stock dividend paid during December 2021.

8. Other Borrowings

On September 29, 2022, the Company borrowed $10.0 million from an unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The borrowing is secured with the stock of the Bank and the proceeds were used to fund part of the acquisition of Freedom Bancshares, Inc.

9. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $6.3 million at September 30, 2022 and $7.4 million at December 31, 2021, which were secured by $10.7 million and $9.2 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of September 30, 2022
(dollars in thousands)	Overnight and	Up to 30		Greater
	Continuous	days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$1,806	$-	$-	$-	$1,806
U.S. federal agency obligations	1,515	-	-	-	1,515
Agency mortgage-backed securities	3,028	-	-	-	3,028
Total	$6,349	$-	$-	$-	$6,349

	As of December 31, 2021
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$325	$-	$-	$-	$325
U.S. federal agency obligations	3,008	-	-	-	3,008
Agency mortgage-backed securities	4,070	-	-	-	4,070
Total	$7,403	$-	$-	$-	$7,403

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

10. Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$1,058	$835	$2,788	$2,160
Other	242	168	566	514
Interchange income	704	778	2,196	2,347
Loan servicing fees (1)	456	452	1,363	1,325
Office lease income (1)	30	165	96	496
Gains on sales of loans (1)	1,049	2,660	3,027	8,664
Bank owned life insurance income (1)	189	193	566	494
(Losses) gains on sales of investment securities (1)	(353)	30	(353)	1,138
Gains on sales of real estate owned	-	13	114	18
Other	154	171	525	507
Total non-interest income	$3,529	$5,465	$10,888	$17,663

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first nine months of 2022 or 2021.

11. Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of September 30, 2022 and December 31, 2021, including methods and assumptions utilized, are set forth below:

	As of September 30, 2022
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$49,234	$49,234	$-	$-	$49,234
Interest-bearing deposits at other banks	8,844	-	8,844	-	8,844
Investment securities available-for-sale	484,106	127,445	356,661	-	484,106
Bank stocks, at cost	6,641	n/a	n/a	n/a	n/a
Loans, net	702,138	-	-	688,972	688,972
Loans held for sale	2,741	-	2,741	-	2,741
Mortgage servicing rights	3,980	-	10,425	-	10,425
Accrued interest receivable	4,726	357	1,890	2,479	4,726
Derivative financial instruments	366	-	366	-	366

Financial liabilities:
Non-maturity deposits	$(1,023,903)	$(1,023,903)	$-	$-	$(1,023,903)
Certificates of deposit	(93,234)	-	(90,912)	-	(90,912)
FHLB borrowings	(74,900)	-	(74,900)	-	(74,900)
Subordinated debentures	(21,651)	-	(17,733)	-	(17,733)
Other borrowings	(16,349)	-	(16,502)	-	(16,502)
Accrued interest payable	(248)	-	(248)	-	(248)

	As of December 31, 2021
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$189,213	$189,213	$-	$-	$189,213
Interest-bearing deposits at other banks	7,378	-	7,378	-	7,378
Investment securities available-for-sale	380,717	42,675	338,042	-	380,717
Bank stocks, at cost	2,905	n/a	n/a	n/a	n/a
Loans, net	653,233	-	-	663,625	663,625
Loans held for sale	4,795	-	4,795	-	4,795
Mortgage servicing rights	4,193	-	6,722	-	6,722
Accrued interest receivable	4,405	107	1,666	2,632	4,405
Derivative financial instruments	494	-	494	-	494

Financial liabilities:
Non-maturity deposits	$(1,042,374)	$(1,042,374)	$-	$-	$(1,042,374)
Certificates of deposit	(106,107)	-	(105,935)	-	(105,935)
Subordinated debentures	(21,651)	-	(16,375)	-	(16,375)
Other borrowings	(7,403)	-	(7,403)	-	(7,403)
Accrued interest payable	(125)	-	(125)	-	(125)

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2022 or during the year ended December 31, 2021.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2022
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$127,445	$127,445	$-	$-
U. S. federal agency obligations	4,979	-	4,979	-
Municipal obligations, tax exempt	128,392	-	128,392	-
Municipal obligations, taxable	61,959	-	61,959	-
Agency mortgage-backed securities	161,331	-	161,331	-
Loans held for sale	2,741	-	2,741	-
Derivative financial instruments	366	-	366	-

		As of December 31, 2021
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$42,675	$42,675	$-	$-
U. S. federal agency obligations	17,195	-	17,195	-
Municipal obligations, tax exempt	137,984	-	137,984	-
Municipal obligations, taxable	40,046	-	40,046	-
Agency mortgage-backed securities	142,817	-	142,817	-
Loans held for sale	4,795	-	4,795	-
Derivative financial instruments	494	-	494	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2022	2021
Aggregate fair value	$2,741	$4,795
Contractual balance	2,740	4,651
Gain	$1	$144

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Total change in fair value	$(100)	$(279)	$(128)	$(506)

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s impaired loans was $5.7 million and $6.7 million at September 30, 2022 and December 31, 2021, respectively. The Company’s impaired loans with an allowance for loan losses was $811,000 and $509,000, with an allocated allowance of $693,000 and $504,000, at September 30, 2022 and December 31, 2021, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2022
Impaired loans:
Commercial	$118	Sales comparison	Adjustment to comparable value	0%-25%

As of December 31, 2021
Impaired loans:
Commercial	$5	Sales comparison	Adjustment to comparable value	0%

12. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2022 and December 31, 2021.

(Dollars in thousands)			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of September 30, 2022
Leverage	$140,635	10.75%	$52,309	4.0%
Common Equity Tier 1 Capital	119,635	14.20%	58,973	7.0%
Tier 1 Capital	140,635	16.69%	71,610	8.5%
Total Risk Based Capital	149,633	17.76%	88,459	10.5%

As of December 31, 2021
Leverage	$135,824	10.83%	$50,181	4.0%
Common Equity Tier 1 Capital	114,824	15.00%	53,592	7.0%
Tier 1 Capital	135,824	17.74%	65,077	8.5%
Total Risk Based Capital	144,739	18.91%	80,389	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2022 and December 31, 2021:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of September 30, 2022
Leverage	$114,430	8.78%	$52,141	4.0%	$65,176	5.0%
Common Equity Tier 1 Capital	114,430	13.71%	58,436	7.0%	54,262	6.5%
Tier 1 Capital	114,430	13.71%	70,958	8.5%	66,784	8.0%
Total Risk Based Capital	123,428	14.79%	87,654	10.5%	83,480	10.0%

As of December 31, 2021
Leverage	$132,313	10.58%	$50,040	4.0%	$62,550	5.0%
Common Equity Tier 1 Capital	132,313	17.29%	53,563	7.0%	49,737	6.5%
Tier 1 Capital	132,313	17.29%	65,041	8.5%	61,215	8.0%
Total Risk Based Capital	141,228	18.46%	80,345	10.5%	76,519	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

13. Impact of Recent Accounting Pronouncements

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty- nine additional branch offices in central, eastern, southeast and southwest Kansas, and our ownership of Landmark Risk Management, Inc. On October 1, 2022, the Company completed its acquisition of Freedom Bancshares, Inc., the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operates out of a single location in Overland Park, Kansas. As of September 30, 2022, Freedom Bank reported total assets of $201.9 million, gross loans of $118.0 million, and total deposits of $150.4 million.

In October 2022, we declared our 85th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the performance of the economy. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at September 30, 2022.

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

Summary of Results. During the third quarter of 2022, we recorded net earnings of $2.5 million, which was a decrease of $2.0 million, or 44.7%, from the $4.5 million of net earnings in the third quarter of 2021. During the first nine months of 2022, we recorded net earnings of $8.7 million, which was a decrease of $6.2 million, or 41.7%, from the $14.9 million of net earnings in the first nine months of 2021. The decrease in net earnings during 2022 was primarily due to lower interest income on PPP loans and a decrease in gains on sales of mortgage loans. Interest income on PPP loans declined as our balances decreased as a result of the forgiveness of these loans. Gains on sales of mortgage loans decreased as originations of residential real estate loans declined. Decreased loan originations mainly resulted from low housing inventories coupled with increasing mortgage interest rates during 2022, which reduced refinancing activity.

The following table summarizes earnings and key performance measures for the periods presented:

	As of or for the		As of or for the
(Dollars in thousands, except per share amounts)	three months ended September 30,		nine months ended September 30,
	2022	2021	2022	2021
Net earnings:
Net earnings	$2,500	$4,517	$8,666	$14,864
Basic earnings per share (1)	$0.50	$0.90	$1.74	$2.98
Diluted earnings per share (1)	$0.50	$0.90	$1.73	$2.97
Earnings ratios:
Return on average assets (2)	0.76%	1.42%	0.89%	1.59%
Return on average equity (2)	8.33%	13.36%	9.33%	15.23%
Equity to total assets	7.78%	10.79%	7.78%	10.79%
Net interest margin (2) (3)	3.21%	3.36%	3.08%	3.47%
Dividend payout ratio	42.00%	21.05%	36.42%	19.23%

(1) Per share values for the periods ended September 30, 2021 have been adjusted to give effect to the 5% dividend paid during December 2021.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $10.6 million for the quarter ended September 30, 2022 increased $597,000, or 6.0%, as compared to the same period of 2021. Interest income on loans decreased $436,000, or 5.2%, to $8.0 million for the quarter ended September 30, 2022, compared to the same period of 2021 due to lower yields . Our yields decreased from 5.03% in the third quarter of 2021 to 4.63% in the third quarter of 2022. The decrease in yields on loans was driven by a decrease in interest income on PPP loans, which decreased from $1.6 million in the third quarter of 2021 to $13,000 in the third quarter of 2022. The increase in market interest rates has offset some of the decline in PPP loan income as loans reprice or are originated. Partially offsetting the lower yields was an increase in our average loan balances, which increased from $668.0 million in the third quarter of 2021 to $687.7 million in the third quarter of 2022. Our average loan balances included average PPP loans of $491,000 in the third quarter of 2022 and $40.4 million in the third quarter of 2021. Interest income on investment securities increased $1.0 million, or 67.5%, to $2.6 million for the third quarter of 2022, as compared to $1.5 million in the same period of 2021. The increase in interest income on investment securities was primarily the result of an increase in the average balances of investment securities which increased from $351.2 million in the third quarter of 2021 to $494.3 million in the third quarter of 2022. Also contributing to the average balances was increased yields on investment securities, which increased from 1.88% in the third quarter of 2021 to 2.18% in the third quarter of 2022.

Interest income of $29.0 million for the nine months ended September 30, 2022 decreased $1.4 million, or 4.5%, as compared to the same period of 2021. Interest income on loans decreased $3.3 million, or 13.0%, to $22.4 million for the nine months ended September 30, 2022, compared to the same period of 2021 due to a decrease in our average loan balances, which decreased from $702.5 million during the first nine months of 2021 to $659.1 million during the first nine months of 2022. Also contributing to lower interest income were lower yields on loans, which decreased from 4.90% in the nine months ended September 30, 2021 to 4.54% during the nine months ended September 30, 2022. Our average loan balances included average PPP loans of $5.3 million in the nine months ended September 30, 2022 compared to $82.7 million the same period of 2021. Interest income on PPP loans decreased from $4.9 million in the first nine months of 2021 to $671,000 in the first nine months of 2022. The yield on PPP loans increased from 7.85% in the first nine months of 2021 to 16.87% in the first nine months of 2022. The increase in market interest rates has offset some of the decline in PPP loan income as loans reprice or are originated. Interest income on investment securities increased $2.0 million, or 42.4%, to $6.6 million for the first nine months of 2022, as compared to $4.6 million in the same period of 2021. The increase in interest income on investment securities was the result of higher average balances, which increased from $329.4 million in the first nine months of 2021 compared to $464.7 million in the first nine months of 2022. Partially offsetting the higher average balances of investment securities were lower yields, which decreased from 2.08% in the first nine months of 2021 to 2.00% in the first nine months of 2022.

Interest Expense. Interest expense during the quarter ended September 30, 2022 increased $759,000, or 200.8%, to $1.1 million, as compared to the same period of 2021. Interest expense on interest-bearing deposits increased $513,000, or 198.8%, to $771,000 for the quarter ended September 30, 2022 as compared to the same period of 2021. Our total cost of interest-bearing deposits increased from 0.13% in the third quarter of 2021 to 0.39% in the third quarter of 2022 as a result of higher rates paid on money market and checking accounts, primarily due to public fund deposit accounts with rates that are repriced based on market indexes. Also contributing to higher interest expense was an increase in average interest-bearing deposit balances, which increased from $769.7 million in the third quarter of 2021 to $782.6 million in the third quarter of 2022. For the third quarter of 2022, interest expense on borrowings increased $246,000, or 205.0%, to $366,000 as compared to the same period of 2021 due to an increase in our average borrowings, which increased from $21.7 million in the third quarter of 2021 to $37.5 million in the same period of 2022. Also contributing to the increase in interest expense on borrowings were higher rates, which increased from 2.14% in the third quarter of 2021 to 3.58% in the same period of 2022.

Interest expense during the nine months ended September 30, 2022 increased $827,000, or 71.2%, to $2.0 million as compared to the same period of 2021. Interest expense on interest-bearing deposits increased $524,000, or 65.5%, to $1.3 million for the nine months ended September 30, 2022 as compared to the same period of 2021. The increase in interest expense on interest-bearing deposits was the result of higher rates paid on money market and checking accounts, primarily due to public fund deposit accounts with rates that are repriced based on market indexes. The increase in interest expense on deposits was also due to an increase in average interest-bearing deposit balances, which increased from $768.1 million in the first nine months of 2021 to $788.7 million in the same period of 2022. For the first nine months of 2022, interest expense on borrowings increased $303,000, or 83.7%, to $665,000 as compared to the same period of 2021, due to an increase in our average outstanding borrowings, which increased from $21.7 million in the first nine months of 2021 to $27.0 million in the first nine months of 2022. Also contributing to the higher interest expense on borrowings were higher average rates on our borrowings, which increased to 3.10% for the first nine months of 2022 compared to 2.19% for the same period of 2021.

Net Interest Income. Net interest income decreased $162,000, or 1.7%, to $9.5 million for the third quarter of 2022 compared to the same period of 2021. The decrease in net interest income was primarily a result of a decrease in interest on loans, and higher interest expense. Compared to the same period last year, the decrease in loan interest income was primarily due to lower interest and fees earned on PPP loans as most of these loans were forgiven by the SBA. The increase in market interest rates has offset some of the decline in PPP loan income as loans reprice or are originated. Interest and fees on PPP loans in the third quarter of 2022 totaled $13,000 compared to $1.6 million in the same period last year. Higher market interest rates also drove the increase in interest expense as our public fund deposits and borrowings repriced higher. Net interest margin, on a tax-equivalent basis, decreased from 3.36% in the third quarter of 2021 to 3.21% in the same period of 2022.

Net interest income decreased $2.2 million, or 7.5%, to $27.0 million for the first nine months of 2022 compared to the same period of 2021. The decrease was primarily due to lower interest and fees earned on PPP loans, which decreased from $4.9 million in the first nine months of 2021 to $671,000 in the same period of 2022. Net interest margin, on a tax-equivalent basis, decreased from 3.47% in the first nine months of 2021 to 3.08% in the same period of 2022.

The increase in market interest rate should continue to increase our net interest margin as a result of higher yields on loans and investment securities exceeding the increase in our cost of funds. Our net interest margin increased from 2.99% in the first quarter of 2022 to 3.05% in the second quarter of 2022 and 3.21% in the third quarter of 2022 as our assets began to reprice faster than our cost of funds. Our net interest margin has been positively impacted by PPP loans over the past couple of years, however, the impact of these loans on net interest margin going forward is expected to be minimal. While the rise in interest rates should result in increased net interest income and net interest margin, these improvements could be offset by increased competition for loans and deposits. Additionally, the deposit balance increases we have seen over the past two years may reverse resulting in the need for higher cost funding.

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

	Three months ended			Three months ended
	September 30, 2022			September 30, 2021
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$12,266	$44	1.42%	$138,047	$63	0.18%
Investment securities (1)	494,283	2,720	2.18%	351,215	1,664	1.88%
Loans receivable, net (2)	687,716	8,030	4.63%	667,952	8,466	5.03%
Total interest-earning assets	1,194,265	10,794	3.59%	1,157,214	10,193	3.49%
Non-interest-earning assets	113,601			104,740
Total	$1,307,866			$1,261,954

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$516,141	$684	0.53%	$508,405	$137	0.11%
Savings accounts	171,645	11	0.03%	149,491	12	0.03%
Certificates of deposit	94,767	76	0.32%	111,762	109	0.39%
Total interest-bearing deposits	782,553	771	0.39%	769,658	258	0.13%
Subordinate debentures and other borrowings	37,532	339	3.58%	21,655	117	2.14%
Repurchase agreements	7,411	27	1.45%	5,348	3	0.22%
Total interest-bearing liabilities	827,496	1,137	0.55%	796,661	378	0.19%
Non-interest-bearing liabilities	361,290			331,126
Stockholders’ equity	119,100			134,167
Total	$1,307,886			$1,261,954

Interest rate spread (3)			3.04%			3.30%
Net interest margin (4)		$9,657	3.21%		$9,815	3.36%
Tax-equivalent interest - imputed		206			202
Net interest income		$9,451			$9,613

Ratio of average interest-earning assets to average interest-bearing liabilities			144.3%			145.3%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2022			September 30, 2021
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$72,631	$232	0.43%	$116,047	$127	0.15%
Investment securities (1)	464,702	6,961	2.00%	329,427	5,114	2.08%
Loans receivable, net (2)	659,109	22,387	4.54%	702,450	25,721	4.90%
Total interest-earning assets	1,196,442	29,580	3.31%	1,147,924	30,962	3.61%
Non-interest-earning assets	110,496			100,903
Total	$1,306,938			$1,248,827

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$520,746	$1,058	0.27%	$505,355	$388	0.10%
Savings accounts	167,927	31	0.02%	142,659	36	0.03%
Certificates of deposit	100,005	235	0.31%	120,043	376	0.42%
Total interest-bearing deposits	788,678	1,324	0.22%	768,057	800	0.14%
Subordinate debentures and other borrowings	27,003	627	3.10%	21,654	355	2.19%
Repurchase agreements	7,074	38	0.72%	5,218	7	0.18%
Total interest-bearing liabilities	822,755	1,989	0.32%	794,929	1,162	0.20%
Non-interest-bearing liabilities	360,006			323,377
Stockholders’ equity	124,177			130,521
Total	$1,306,938			$1,248,827

Interest rate spread (3)			2.99%			3.41%
Net interest margin (4)		$27,591	3.08%		$29,800	3.47%
Tax-equivalent interest - imputed		597			616
Net interest income		$26,994			$29,184

Ratio of average interest-earning assets to average interest-bearing liabilities			145.4%			144.4%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2022 vs 2021			2022 vs 2021
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$3	$(22)	$(19)	$(26)	$131	$105
Investment securities	759	297	1,056	2,038	(191)	1,847
Loans	258	(694)	(436)	(1,522)	(1,812)	(3,334)
Total	1,020	(419)	601	490	(1,872)	(1,382)
Interest expense:
Deposits	4	509	513	24	500	524
Subordinated debentures and other borrowings	116	106	222	101	171	272
Repurchase agreements	2	22	24	3	28	31
Total	122	637	759	128	699	827
Net interest income	$898	$(1,056)	$(158)	$362	$(2,571)	$(2,209)

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

During the third quarter of 2022 we recorded a $500,000 provision for loan losses as compared to no provision recorded in the same period of 2021. The $500,000 provision for loan losses recorded in the third quarter of 2022 was primarily related to an increase in loan balances. We recorded net loan recoveries of $43,000 during the third quarter of 2022 compared to net loan charge-offs of $397,000 during the third quarter of 2021.

During the first nine months of 2022, we had no provision for loan losses as the $500,000 provision in the third quarter of 2022 was offset by a credit of $500,000 during the first quarter of 2022. This compared to a provision for loan losses of $500,000 in the first nine months of 2021. We recorded net loan recoveries of $83,000 during the nine months ended September 30, 2022 compared to net loan charge-offs of $509,000 during the nine months ended September 30, 2021.

For further discussion of the allowance for loan losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.5 million in the third quarter of 2022, a decrease of $1.9 million, or 35.4%, from the same period in 2021. The decrease in non-interest income during the third quarter of 2022 compared to the same period last year was primarily due to a decrease of $1.6 million in gains on sales of one-to-four family residential real estate loans as higher interest rates and low housing inventories reduced originations of these loans, which are typically sold in the secondary market. Higher mortgage rates however did result in increased originations of adjustable-rate loans this quarter which are maintained in our one-to-four family residential loan portfolio. A loss of $353,000 was recorded in the third quarter of 2022 on the sale of investment securities due to the sale of the lowest yielding securities in our portfolio. Partially offsetting this decrease was an increase of $243,000 in fees and services charges primarily due to higher overdraft charges and other fees on deposit accounts.

Total non-interest income was $10.9 million in the first nine months of 2022, a decrease of $6.8 million, or 38.4%, from the first nine months of 2021, primarily as a result of a decrease of $5.6 million in gains on sales of loans. Our gains on sales of loans decreased as our originations of secondary market one-to-four family residential real estate loans slowed due to the increase in mortgage interest rates and decreased inventory in the housing market in our market areas. Also contributing to the decrease in non-interest income was a decrease of $1.5 million gains on sales of investment securities. We recorded a loss of $353,000 on sales of investment securities during the first nine months of 2022 compared to net gains of $1.1 million in the same period of 2021. Partially offsetting the decrease in gains on sales of loans and investment securities was a $625,000 increase in fees and services charges due primarily to higher overdraft charges and other fees on deposit accounts.

Non-interest Expense. Non-interest expense totaled $9.5 million for the third quarter of 2022, a slight increase of $15,000, or 0.2%, over the same quarter of 2021. The increase in non-interest expense in the third quarter of 2022 compared to the same period last year was mainly due to higher occupancy and equipment costs as well as acquisition costs. Partially offsetting those increases were lower data processing fees, reduced mortgage servicing rights amortization and a decline in compensation and benefits and other non-interest expense. The decline in data processing fees was due to a new contract with our main technology vendor in effect this year, while lower mortgage banking activity this quarter resulted in lower costs for compensation, amortization and other non-interest expense.

Non-interest expense totaled $27.3 million for the first nine months of 2022, a decrease of $388,000 or 1.4%, from $27.7 million for the first nine months of 2021. The decrease in non-interest expense in the first nine months of 2022 compared to the same period last year was mainly due to lower data processing fees, reduced mortgage servicing rights amortization and a decline in compensation and benefits and other non-interest expense. The decline in data processing fees was due to a new contract with our main technology vendor in effect this year, while lower mortgage banking activity this quarter resulted in lower costs for compensation, amortization and other non-interest expense. Partially offsetting the decreases in non-interest expense were costs of $355,000 during the first nine months of 2022 related to the recently announced acquisition of Freedom Bancshares, Inc. and its wholly owned subsidiary Freedom Bank.

Income Tax Expense. During the third quarter of 2022, we recorded income tax expense of $522,000, compared to $1.1 million during the same period of 2021. Our effective tax rate decreased from 19.8% in the third quarter of 2021 to 17.3% in the third quarter of 2022. The decrease in the effective tax rate was due to lower earnings before income taxes while tax-exempt income was similar between the periods.

We recorded income tax expense of $1.9 million for the first nine months of 2022 compared to $3.8 million in the same period of 2021. Our effective tax rate was 20.3% in the first nine months of 2021 compared to 18.0% in the first nine months of 2022. The decrease in the effective tax rate was due to lower earnings before income taxes while tax-exempt income was similar between the periods.

Financial Condition. Economic conditions in the United States slowed during the first nine months of 2022 as elevated inflation levels and higher interest rates impacted the economy. The State of Kansas and the geographic markets in which the Company operates was also impacted by these economic headwinds. The supply chain constraints, labor shortages and geopolitical events have all contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for loan losses included estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $26.3 million, or 2.0%, from December 31, 2021 to $1.4 billion at September 30, 2022.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At September 30, 2022, our allowance for loan losses totaled $8.9 million, or 1.25% of gross loans outstanding, compared to $8.8 million, or 1.32% of gross loans outstanding, at December 31, 2021. Our allowance for loan losses as a percentage of gross loans outstanding, excluding PPP loans of $410,000 at September 30, 2022 and $17.2 million at December 31, 2021, was 1.25% at September 30, 2022 compared to 1.36% at December 31, 2021. This reflects a more comparable ratio to periods prior to PPP, as no allowance for loan losses has been allocated to PPP loans since they are guaranteed by the Small Business Administration. The decline in our allowance for loan losses as a percentage of gross loans outstanding was primarily due to improving economic conditions and a decrease in our classified loan totals.

As of September 30, 2022 and December 31, 2021, approximately $16.2 million and $18.0 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance was sufficient to cover the risks and probable incurred losses related to such loans at September 30, 2022 and December 31, 2021, respectively.

Loans past due 30-89 days and still accruing interest totaled $657,000, or 0.09% of gross loans, at September 30, 2022, compared to $2.0 million, or 0.30% of gross loans, at December 31, 2021. At September 30, 2022, $4.8 million in loans were on non-accrual status, or 0.68% of gross loans, compared to $5.2 million, or 0.79% of gross loans, at December 31, 2021. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at September 30, 2022 or December 31, 2021. Our impaired loans totaled $5.7 million at September 30, 2022 compared to $6.7 million at December 31, 2021. The difference in the Company’s non-accrual loan balances and impaired loan balances at September 30, 2022 and December 31, 2021 was related to TDRs that were accruing interest but still classified as impaired.

At September 30, 2022, the Company had seven loan relationships consisting of 11 outstanding loans that were previously classified as TDRs. No loans were classified as TDRs during the three or nine months ending September 30, 2022. During the second quarter of 2022, a $7,000 commercial loan paid off after being classified as a TDR in 2018. During the first quarter of 2022, two construction and land loans totaling $599,000 were paid off. These loans were originally classified as TDRs in 2012. A commercial loan totaling $32,000 was paid off in the first quarter of 2022 after being classified as a TDR in the first quarter of 2021. An agriculture loan totaling $250,000 was also paid off in the first quarter of 2022 after being classified as a TDR in the third quarter of 2021. During the three and nine months ended September 30, 2021, an agriculture loan paid off that was previously classified as a TDR in 2016. During the nine months ended September 30, 2021, a commercial loan relationship consisting of five loans was modified after originally being classified as a TDR in 2020. The borrower liquidated some of the collateral securing the loans and refinanced the remaining balance of $479,000 into one loan which retained a TDR classification.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. During the first nine months of 2022, two commercial real estate properties were sold resulting in a gain of $114,000. At September 30, 2022, we had $1.3 million of real estate owned compared to $2.6 million at December 31, 2021. As of September 30, 2022, real estate owned primarily consisted of commercial buildings, undeveloped land and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $31.3 million in total deposits during the first nine months of 2022, to $1.1 billion at September 30, 2022. The decrease in deposits was primarily due to a seasonal decline in public funds accounts.

Non-interest-bearing deposits at September 30, 2022, were $347.9 million, or 31.1% of deposits, compared to $350.0 million, or 30.5% of deposits, at December 31, 2021. Money market and checking deposit accounts were 45.2% of our deposit portfolio and totaled $505.0 million at September 30, 2022, compared to $536.9 million, or 46.8% of deposits, at December 31, 2021. Savings accounts increased to $171.0 million, or 15.3% of deposits, at September 30, 2022, from $155.5 million, or 13.5% of deposits, at December 31, 2021. Certificates of deposit totaled $93.2 million, or 8.4% of deposits, at September 30, 2022, compared to $106.1 million, or 9.2% of deposits, at December 31, 2021.

Certificates of deposit at September 30, 2022, scheduled to mature in one year or less totaled $77.6 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $83.8 million to $112.9 million at September 30, 2022, from $29.1 million at December 31, 2021. The increase in total borrowings was due to an increase in Federal Home Loan Bank borrowings and other borrowings. The increase in borrowings was due to funding the acquisition of Freedom Bancshares, Inc. and to offset the decline in deposits.

Cash Flows. During the nine months ended September 30, 2022, our cash and cash equivalents decreased by $140.0 million. Our operating activities provided net cash of $14.5 million during the first nine months of 2022 primarily as a result of net earnings. Our investing activities used net cash of $202.8 million during the first nine months of 2022, primarily due to loan growth and the purchase of investment securities. Financing activities provided net cash of $48.3 million during the first nine months of 2022, primarily as a result of an increase in borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $542.2 million at September 30, 2022 and $577.3 million at December 31, 2021. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents. The higher balances of cash and cash equivalents are primarily held in our Federal Reserve account.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At September 30, 2022, we had $74.9 million against our line of credit with the FHLB. At September 30, 2022, we had collateral pledged to the FHLB that would allow us to borrow $45.9 million, subject to FHLB credit requirements and policies. At September 30, 2022, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $64.6 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at September 30, 2022. At September 30, 2022, we had subordinated debentures totaling $21.7 million and $6.3 million of repurchase agreements. At September 30, 2022, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2023, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2022. The Company also borrowed $10.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The $10.0 million borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.2 million at September 30, 2022.

At September 30, 2022, we had outstanding loan commitments, excluding standby letters of credit, of $142.0 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of September 30, 2022 and December 31, 2021, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of September 30, 2022, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended September 30, 2022, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2022. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of September 30, 2022, approximately $8.5 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of September 30, 2022		As of December 31, 2021
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(2,534)	(6.0%)	$3,356	9.9%
200 basis point rising	$(1,738)	(4.1%)	$2,234	6.6%
100 basis point rising	$(951)	(2.2%)	$1,157	3.4%
100 basis point falling	$165	0.4%	$(845)	(2.5%)
200 basis point falling	$(991)	(2.3%)	NM	NM
300 basis point falling	$(2,742)	(2.4%)	NM	NM

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve including on our net interest income and the value of our security portfolio.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of inflationary pressures and supply chain constraints on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The economic impact of past and any future terrorist attacks, acts of war, including the current conflict in Ukraine, or threats thereof, and the response of the United States to any such threats and attacks.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in and uncertainty related to the availability of benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR and the development of a substitute.
●	The effects of severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable loan losses and maintain an adequate allowance for loan losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended September 30, 2022, of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may yet be purchased under the plans (1)

July 1-31, 2022	5,931	$25.08	5,931	199,956
August 1-31, 2022	4,527	25.61	4,527	195,429
September 1-30, 2022	9,233	25.66	9,233	186,196
Total	19,691	$25.47	19,691	186,196

(1) In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares. Unless terminated earlier by resolution of the Board of Directors, the stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. As of September 30, 2022, there were 186,196 shares remaining to repurchase under the March 2020 Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 2.1	Agreement and Plan of Merger, dated as of June 28, 2022, by and among Landmark Bancorp, Inc., LARK Investment Corporation and Freedom Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on June 28, 2022 (SEC file no. 000-33203))
Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 10.1	Change in Terms Agreement and Promissory Note, dated September 29, 2022, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Earnings for the three and nine months ended September 30, 2022 and September 30, 2021; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and September 30, 2021; (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and September 30, 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 10, 2022	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

