Form 10-K
period 2022-12-31
LANDMARK BANCORP INC
filed 2023-03-30
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price of $24.13 quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $92.7 million. On March 29, 2023, the total number of shares of common stock outstanding was 5,213,582.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 24, 2023, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2022 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a financial holding company that was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists of the ownership of Landmark National Bank (the “Bank”) and Landmark Risk Management, Inc., which are wholly-owned subsidiaries of the Company. As of December 31, 2022, the Company had $1.5 billion in consolidated total assets.

The Company is headquartered in Manhattan, Kansas, and has expanded its geographic presence through opening new branches and acquisitions. On October 1, 2022, the Company completed its acquisition of Freedom Bancshares, Inc. (“Freedom”), the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operated out of a single location in Overland Park, Kansas. As of September 30, 2022, Freedom Bank reported total assets of $202.0 million, gross loans of $118.0 million, and total deposits of $150.4 million. The acquisition was accounted for as a business combination under ASC 805. In May 2019, the Bank opened a loan production office in Prairie Village, Kansas. During the third quarter of 2019, the loan production office was converted into a branch office. The Company continues to explore opportunities to expand its banking markets through mergers and acquisitions, as well as branching opportunities.

The Bank has continued to focus on increasing its originations of commercial, commercial real estate and agricultural loans, which management believes will be more profitable and provide more growth for the Bank than traditional one-to-four family residential real estate lending. Additionally, greater emphasis has been placed on diversification of the deposit mix through the expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets as a result of its acquisitions and branching opportunities. The Company’s main office is in Manhattan, Kansas. The Company has 31 branch offices in 24 communities across the state of Kansas.

Landmark Risk Management, Inc., which was formed and began operations in 2017, is a Nevada-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in the current insurance marketplace. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

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

The central region of the Bank’s market area consists of the Bank’s locations in Auburn, Junction City, Manhattan, Osage City, Topeka and Wamego, Kansas and includes the counties of Riley, Geary, Osage, Pottawatomie and Shawnee. The economies are significantly impacted by employment at Fort Riley Military Base in Junction City and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Topeka is the capital of Kansas and strongly influenced by the government of the State of Kansas. Topeka and Manhattan are regional destinations for retail shopping as well as home to regional hospitals. Manhattan was also selected as the site of a new National Bio and Agro-Defense Facility, which has had a significant impact on the regional economy as the facility is being constructed, and that impact is expected to continue once the facility begins operations. Construction of the facility began in 2013, and the facility became fully operational in May 2022. Additionally, manufacturing and service industries play a key role within the central Kansas market.

The Bank’s eastern Kansas branches are located in the communities of Lawrence, Lenexa, Louisburg, Osawatomie, Overland Park, Paola, Prairie Village and Wellsville, Kansas. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas. The eastern region is strongly influenced by the Kansas City metropolitan market, which is the highest growth area in the State of Kansas. The region is influenced by public and private industries and businesses of all sizes. In addition, housing growth and commercial real estate are major drivers of the region’s economy. The acquisition of Freedom bank in 2022 expanded the Bank’s presence in Overland Park and contributed to the growth in loans and deposits.

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

Human Capital Resources

Employees. At December 31, 2022, the Bank had a total of 286 employees (276 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be good.

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

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are typically priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of seven years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. The balances of one-to-four family residential real estate loans increased as of December 31, 2022 compared to December 31, 2021 primarily due to increasing mortgage rates, which increased demand for the Bank’s 7/1 ARM loans. These loans are retained in portfolio and were the primary factor for the increase in balances during 2022. While the Bank retains some of the new fixed rate mortgage loan originations, most of the new fixed rate mortgage loans continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and commercial real estate. Construction and land loans generally have terms of less than 18 months, and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The origination of construction and land loans has not been a primary strategy of the Bank over the past few years to reduce risk in the Bank’s loan portfolio. The balances of construction and land loans decreased as of December 31, 2022 compared to December 31, 2021 primarily due to lower demand from the Bank’s loan customers for these types of loans.

Commercial Real Estate Lending. Commercial real estate loans, including multi-family loans, generally have amortization periods of 15 or 20 years. Commercial real estate and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property. Commercial real estate loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank continues to focus on generating additional commercial real estate loan relationships. The Bank’s loan growth over the past few years has been driven in large part by commercial real estate loans. These loans are primarily made to customers with owner-occupied properties. Additionally, the acquisition of Freedom Bank increased the Bank’s commercial real estate loans.

Commercial Lending. Commercial loans include loans to service, retail, wholesale and light manufacturing businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term, and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base. The Bank continues to focus its organic growth on generating additional commercial loan relationships, including SBA loans. The balances of commercial loans increased during 2022, due to the acquisition of Freedom Bank and organic growth.

Paycheck Protection Program Lending. Starting in 2020, the Bank participated as a lender in the SBA’s Paycheck Protection Program (“PPP”). PPP is a loan program administered through the SBA to help businesses impacted by COVID-19, with the loans guaranteed by the SBA. Through the first and second rounds of PPP lending, the Bank funded 2,195 loans totaling approximately $186.0 million. The Bank received an origination fee from the SBA as part of the lending process. The loans have an interest rate of 1.00% plus the amortization of the origination fee. The maturity date of these loans is two or five years unless the borrower’s loan is forgiven, in which case the loan may be repaid sooner. The majority of the Bank’s PPP loans were forgiven in 2020, 2021 and 2022, leaving one loan totaling $21,000 remaining at December 31, 2022.

Agriculture Lending. Agricultural real estate loans generally have amortization periods of 20 years or less, during which time the Bank generally retains a security interest in the borrower’s real estate. The Bank also provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Farm product loans generally have a one-year term, and machinery, equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited to 75% of appraised value. The Bank continues to focus on generating additional agriculture loan relationships in each of its market areas. Improvements in the financial results of the Bank’s agriculture customers contributed to the decrease in these loan balances as of December 31, 2022 compared to December 31, 2021.

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

The Bank is focusing on the generation of commercial, commercial real estate and agriculture loans to grow and diversify the loan portfolio. Total gross loans increased during 2022 as a result of the acquisition of Freedom Bank and loan growth in the Bank’s other markets. The Bank was able to generate loan growth across the geographic markets that it serves, primarily in commercial, commercial real estate and one-to-four residential real estate loans.

Deposits

The Bank has a diversified deposit base. The deposit base consists of retail, commercial and public fund customers located in the markets in which the Bank operates. The Bank is to is to provide a diverse financial suite of products to its deposit customers and seeks to be the primary financial service provider for these customers. The Bank considers these deposit relationships to be its core deposit base. If the Bank requires funding that exceeds these customer’s deposit balances, non-core or brokered deposits may be utilized. The balance of non-core or brokered deposits at December 31, 2022 was $10.3 million, or 0.8% of total deposits.

In order for the Bank to attract and retain stable deposit relationships, the Bank offers business cash management solution services to help local companies better manage their cash flow. The expertise and experience of the Bank’s management coupled with the latest technology accessed through third party providers enables the Bank to maximize the growth of business-related deposits.

As for consumers, deposit growth is driven by a variety of factors including, but not limited to, population growth, bank and non-bank competition, local bank mergers and consolidations, increases in household income, interest rates, accessibility of location and the sales efforts of Bank personnel. Time deposits can be attracted and increased by paying an interest rate higher than that offered by competitors, but are the costliest type of deposit. The most profitable type of deposits are non-interest bearing demand (checking) accounts, which can be attracted by offering free checking. However, both high interest rates and free checking accounts generate certain expenses for a bank and the desire to increase deposits must be balanced with the need to be profitable and the extent of banking relationships with the customers. The deposit services of the Bank are generally comprised of demand deposits, savings deposits, money market deposits, time deposits and individual retirement accounts.

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

The Basel III Rule. The United States bank regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015. Basel III, or the “Basel III Rule”, established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion, which at this juncture does not include us) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Company and the Bank are each currently subject to the Basel III Rule as described below.

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

As of December 31, 2022: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.

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

Supervision and Regulation of the Company

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

Supervision and Regulation of the Bank

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

The reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. Prior to the COVID-19 pandemic, the reserve ratio briefly exceeded the statutory threshold, but, because of extraordinary insured deposit growth caused by an unprecedented inflow of deposits during the pandemic, the reserve ratio fell below 1.35% and continues to be below the threshold. The FDIC staff closely monitors the factors that affect the reserve ratio, and, in order to raise the reserve ratio to 1.35% by September 30, 2028, the FDIC increased the initial deposit insurance rates by two basis points, beginning with the first quarterly assessment period of the 2023 assessment. As a result of this change, the Bank’s FDIC insurance assessment will increase beginning in 2023.

The DIF balance was approximately $125.5 billion on September 30, 2022, up $1.0 billion from the end of the second quarter. The reserve ratio remained at 1.26%, as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Given the recent actions of the FDIC to apply increased insurance limits for all depositors of Silicon Valley Bank in California and Signature Bank in New York as a result of their respective failures for reasons cited primarily as liquidity issues, it is possible that an overhaul of the deposit insurance limits and an increase in premiums applied to FDIC-insured institutions may occur.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2022, the Bank paid supervisory assessments to the OCC totaling $238,000.

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

As noted previously, the recent bank failures of Silicon Valley Bank in California and Signature Bank in New York for reasons cited primarily as liquidity issues, it is likely that the Federal Reserve, in conjunction with other bank regulatory agencies, may introduce additional liquidity requirements to help manage future abnormally high depositor withdrawals.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2022. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risk has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2023 are discussed under “—Risk Factors.” The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA obligations.

Given the recent bank failures of Silicon Valley Bank in California and Signature Bank in New York for reasons cited primarily as liquidity issues, it is possible that the Federal Reserve, in conjunction with other bank regulatory agencies, may increase transaction account reserves for FDIC-insured institutions to help manage abnormally high depositor withdrawals.

In May 2022, the bank regulatory agencies issued a notice of proposed rulemaking called the Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations (the “CRA Proposal”). The CRA Proposal is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Proposal as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and under–served rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. A final rule has not yet been issued.

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

Based on the Bank’s loan portfolio as of December 31, 2022, we do not exceed the 300% guideline for commercial real estate loans.

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

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2022.

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

	Years ended December 31,
	2022 vs 2021			2021 vs 2020
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(37)	$171	$134	$133	$(14)	$119
Investment securities
Taxable	2,493	916	3,409	784	(1,888)	(1,104)
Tax-exempt (1)	(799)	781	(18)	(37)	(279)	(316)
Loans (2)	541	(682)	(141)	1,018	795	1,813
Total	2,198	1,186	3,384	1,898	(1,386)	512
Interest expense:
Deposits	51	1,702	1,753	335	(1,417)	(1,082)
FHLB advances and other borrowings	449	503	952	(135)	(35)	(170)
Repurchase agreeements	28	107	135	(10)	(1)	(11)
Total	528	2,312	2,840	190	(1,453)	(1,263)
Net interest income	$1,670	$(1,126)	$544	$1,708	$67	$1,775

(1)	The change in tax-exempt income on investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(2)	The change in tax-exempt loan income is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2022, 2021 and 2020. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$60,014	$321	0.53%	$120,171	$187	0.16%	$19,435	$68	0.35%
Investment securities
Taxable	342,131	6,414	1.87%	202,003	3,005	1.49%	175,547	4,109	2.34%
Tax-exempt (1)	132,601	3,798	2.86%	141,056	3,816	2.71%	142,315	4,132	2.90%
Loans receivable, net (2)	702,247	33,493	4.77%	689,908	33,634	4.88%	668,326	31,821	4.76%
Total interest-earning assets	1,236,993	44,026	3.56%	1,153,138	40,642	3.52%	1,005,623	40,130	3.99%
Non-interest-earning assets	120,486			102,558			95,800
Total	$1,357,479			$1,255,696			$1,101,423

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$535,693	$2,318	0.43%	$503,433	$500	0.10%	$425,525	$899	0.21%
Savings accounts	169,478	46	0.03%	145,200	47	0.03%	114,280	40	0.04%
Certificates of deposit	98,975	412	0.42%	116,904	476	0.41%	133,412	1,166	0.87%
Total deposits	804,146	2,776	0.35%	765,537	1,023	0.13%	673,217	2,105	0.31%
FHLB advances and other borrowings	36,712	1,424	3.88%	21,653	472	2.18%	27,750	642	2.31%
Repurchase agreements	13,239	146	1.10%	5,915	11	0.19%	11,066	22	0.20%
Total interest-bearing liabilities	854,097	4,346	0.51%	793,105	1,506	0.19%	712,033	2,769	0.39%
Non-interest-bearing liabilities	383,590			330,937			272,642
Stockholders’ equity	119,792			131,654			116,747
Total	$1,357,479			$1,255,696			$1,101,422

Interest rate spread (3)			3.05%			3.33%			3.60%
Net interest margin (4)		$39,680	3.21%		$39,136	3.39%		$37,361	3.72%
Tax equivalent interest - imputed (1) (2)		800			816			877
Net interest income		$38,880			$38,320			$36,484

Ratio of average interest-earning assets to average interest-bearing liabilities		144.8%			145.4%			141.2%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	As of December 31,
	2022	2021
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$123,111	$42,675
U.S. federal agency obligations	1,988	17,195
Municipal obligations, tax-exempt	127,262	137,984
Municipal obligations, taxable	67,244	40,046
Agency mortgage-backed securities	169,701	142,817
Total investment securities available-for-sale, at fair value	$489,306	$380,717

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio, as of December 31, 2022. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 21% federal tax rate for 2022. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2022
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$10,745	1.08%	$112,366	1.76%	$-	0.00%	$-	0.00%	$123,111	1.70%
U.S. federal agency obligations	1,988	3.00%	-	0.00%	-	0.00%	-	0.00%	$1,988	3.00%
Municipal obligations, tax-exempt	6,383	2.34%	49,325	2.59%	39,371	3.21%	32,183	3.68%	$127,262	3.04%
Municipal obligations, taxable	2,778	2.67%	16,623	2.43%	31,736	3.41%	16,107	3.84%	$67,244	3.24%
Agency mortgage-backed securities	248	2.47%	102,371	1.88%	67,082	2.70%	-	0.00%	$169,701	2.21%
Total	$22,142	1.83%	$280,685	1.99%	$138,189	3.01%	$48,290	3.73%	$489,306	2.44%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio balances by type of loan at the dates indicated.

	As of December 31,
	2022	2021
	(Dollars in thousands)
One-to-four family residential real estate loans	$236,982	$166,081
Construction and land loans	22,725	27,644
Commercial real estate loans	304,074	198,472
Commercial loans	173,415	132,154
Paycheck protection program loans	21	17,179
Agriculture loans	84,283	94,267
Municipal loans	2,026	2,050
Consumer loans	26,664	24,541
Total gross loans	850,190	662,388
Net deferred loan costs and loans in process	(250)	(380)
Allowance for loan losses	(8,791)	(8,775)
Loans, net	$841,149	$653,233

The following table sets forth the contractual maturities of loans as of December 31, 2022. The table does not include unscheduled prepayments.

	As of December 31, 2022
	1 year or less	1-5 years	6-15 years	After 15 years	Total
	(Dollars in thousands)
One-to-four family residential real estate loans	$23,229	$79,360	$112,725	$21,668	$236,982
Construction and land loans	11,552	5,275	4,027	1,871	22,725
Commercial real estate loans	22,368	113,485	142,589	25,632	304,074
Commercial loans	77,672	66,696	28,907	140	173,415
Paycheck protection program loans	-	21	-	-	21
Agriculture loans	45,421	16,750	15,906	6,206	84,283
Municipal loans	245	714	1,067	-	2,026
Consumer loans	4,587	8,796	13,219	62	26,664
Total gross loans	$185,074	$291,097	$318,440	$55,579	$850,190

The following table sets forth the dollar amount of all loans that mature after one year and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2022
	Fixed	Adjustable	Total
	(Dollars in thousands)
One-to-four family residential real estate loans	$68,902	$144,851	$213,753
Construction and land loans	2,124	9,049	11,173
Commercial real estate loans	63,119	218,587	281,706
Commercial loans	55,658	40,085	95,743
Paycheck protection program loans	21	-	21
Agriculture loans	14,208	24,654	38,862
Municipal loans	1,781	-	1,781
Consumer loans	1,361	20,716	22,077
Total gross loans	$207,174	$457,942	$665,116

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. Under the original terms of the Company’s non-accrual loans as of December 31, 2022, interest earned on such loans for the years ended December 31, 2022, 2021 and 2020 would have increased interest income by $137,000, $309,000 and $380,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2022, 2021 and 2020.

	As of December 31,
	2022	2021	2020
	(Dollars in thousands)
Non-accrual loans	$3,326	$5,230	$10,515
Accruing loans over 90 days past due	-	-	-
Non-performing investments	-	-	-
Real estate owned, net	934	2,551	1,774
Non-performing assets	$4,260	$7,781	$12,289

Performing TDRs	$804	$1,488	$1,947

Allowance for loan losses to total gross loans	1.03%	1.32%	1.23%
Non-performing loans to total gross loans	0.39%	0.79%	1.47%
Non-performing assets to total assets	0.28%	0.59%	1.03%
Allowance for loan losses to non-performing loans	264.31%	167.78%	84.45%

The decrease in non-accrual loans as of December 31, 2022 was primarily related to a commercial real estate loan relationship totaling $989,000 that returned to accrual status during 2022 and a land loan totaling $486,000 that paid off.

The decrease in non-accrual loans as of December 31, 2021 was primarily related to the payoff of one commercial real estate loan relationship totaling $3.8 million and another commercial real estate loan relationship of $1.7 million which was transferred to real estate owned.

At December 31, 2022, the $934,000 of real estate owned primarily consisted of three residential real estate properties, one commercial property and one parcel of land. The decrease in real estate owned as of December 31, 2022 compared to December 31, 2021 was due to the sale of $1.2 million of commercial real estate and a valuation allowance recorded against the remaining commercial real estate property. The increase in real estate owned as of December 31, 2021 compared to December 31, 2020 was primarily due to obtaining the collateral securing two non-performing commercial real estate properties.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2022, the Company concluded its allowance for loan losses was adequate based on the evaluation of the loan portfolio’s probable incurred losses.

IV. Summary of Loan Loss Experience

The following table sets forth information with respect to the Company’s allowance for loan losses at the dates and for the periods indicated:

	As of and for the years ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Balances at beginning of year	$8,775	$8,775	$6,467
Provision for loan losses	-	500	3,300
Charge-offs:
One-to-four family residential real estate loans	-	(81)	(251)
Construction and land loans	-	-	(191)
Commercial real estate loans	-	(540)	(131)
Commercial loans	-	(72)	(292)
Paycheck protection program loans	-	-	-
Agriculture loans	-	(50)	(3)
Municipal loans	-	-	-
Consumer loans	(336)	(235)	(248)
Total charge-offs	(336)	(978)	(1,116)
Recoveries:
One-to-four family residential real estate loans	-	11	-
Construction and land loans	165	263	-
Commercial real estate loans	-	-	13
Commercial loans	38	14	3
Paycheck protection program loans	-	-	-
Agriculture loans	59	66	-
Municipal loans	6	6	6
Consumer loans	84	118	102
Total recoveries	352	478	124
Net recoveries (charge-offs)	16	(500)	(992)
Balances at end of year	$8,791	$8,775	$8,775

The Company recorded net loan recoveries of $16,000 during 2022 compared to net loan charge-offs of $500,000 during 2021. The net loan recoveries were primarily related to a $150,000 recovery on a land loan. The net loan charge-offs in 2021 were primarily related to a $540,000 charge off on a previously impaired commercial real estate loan relationship that was transferred to real estate owned in 2021. The Company recorded net loan charge-offs of $992,000 during 2020. The net loan charge-offs in 2020 were primarily related to a commercial loan relationship, one-to-four family residential real estate loan relationship and a commercial real estate loan relationship which included construction and land loans.

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

	As of December 31,
	2022			2021			2020
	Amount	% Loan type to total loans	Net charge-offs to average loans	Amount	% Loan type to total loans	Net charge-offs to average loans	Amount	% Loan type to total loans	Net charge-offs to average loans
	(Dollars in thousands)
One-to-four family residential real estate loans	$655	27.9%	0.00%	$623	25.0%	0.04%	$859	22.1%	0.16%
Construction and land loans	117	2.7%	(0.72)%	138	4.2%	(0.96)%	181	3.7%	0.70%
Commercial real estate loans	3,158	35.8%	0.00%	3,051	30.0%	0.29%	2,482	24.2%	0.08%
Commercial loans	2,753	20.4%	(0.03)%	2,613	20.0%	0.04%	2,388	18.8%	0.24%
Paycheck protection program loans	-	0.0%	0.00%	-	2.6%	0.00%	-	14.0%	0.00%
Agriculture loans	1,966	9.9%	(0.07)%	2,221	14.2%	(0.02)%	2,690	13.5%	0.00%
Municipal loans	5	0.2%	(0.29)%	6	0.3%	(0.28)%	6	0.3%	(0.24)%
Consumer loans	137	3.1%	0.98%	123	3.7%	0.46%	169	3.4%	0.59%
Total	$8,791	100.0%	0.00%	$8,775	100.0%	0.07%	$8,775	100.0%	0.15%

The increase in the allocation of the allowance for loan losses on the one-to-four family residential real estate loans as of December 31, 2022 compared to December 31, 2021 was primarily due to higher balances of loans in the portfolio. The decrease in the allocation of the allowance for loan losses on our one-to-four family residential real estate loans as of December 31, 2021 compared to December 31, 2020 was primarily due to decreased risk factors associated with probable and incurred losses due to COVID-19.

The decrease in the allocation of the allowance for loan losses on construction and land loans as of December 31, 2022 compared to December 31, 2021 was primarily related to lower balances of loans in this portfolio. The decrease in the allocation of the allowance for loan losses on construction and land loans as of December 31, 2021 compared to December 31, 2020 was primarily related to decreased risk factors associated with probable and incurred losses due to COVID-19.

The increase in the allocation of the allowance for loan losses on commercial real estate loans as of December 31, 2022 compared to December 31, 2021 was primarily related to higher balances of loans in this portfolio. The increase in the allocation of the allowance for loan losses on commercial real estate loans as of December 31, 2021 compared to December 31, 2020 was primarily related to higher loan balances and historical loss rates, which more than offset the decreased risk factors associated with probable and incurred losses due to COVID-19.

The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2022 compared to December 31, 2021 was primarily related to higher balances of loans in this portfolio. The increase in the allocation of the allowance for loan losses on our commercial loans as of December 31, 2021 compared to December 31, 2020 was primarily related to an increase in the specific allowances related to impaired loans, which more than offset the decreased risk factors associated with probable and incurred losses due to COVID-19.

We do not record an allowance for loan losses on PPP loans because these loans are generally guaranteed by the SBA.

The decrease in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2022 compared to December 31, 2021 was primarily related to lower balances in this portfolio. The decrease in the allocation of the allowance for loan losses on agriculture loans as of December 31, 2021 compared to December 31, 2020 was primarily related to decreased risk factors associated with probable and incurred losses due to COVID-19.

The allowance for loan losses is discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2022, we believed the Company’s allowance for loan losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s probable incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated.

(Dollars in thousands)	Years ended December 31,
	2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$365,516	-	$312,224	-
Money market and checking	535,693	0.43%	503,433	0.10%
Savings accounts	169,478	0.03%	145,200	0.03%
Certificates of deposit	98,975	0.42%	116,904	0.41%
Total	$1,169,662		$1,077,761

Total deposits include uninsured deposits of $192.9 million and $155.1 million as of December 31, 2022 and 2021, respectively. This represents less than 15% of our total deposits at December 31, 2022 and compares favorably with other similar community banking organizations. Over 99% of the Company’s total deposits were considered cored deposits at December 31, 2022. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

The following table presents the maturities of certificates of deposit $250,000 or greater.

(Dollars in thousands)	As of December 31,
	2022	2021
Three months or less	$12,188	$8,966
Over three months through six months	5,054	8,903
Over six months through 12 months	7,387	4,750
Over 12 months	932	761
Total	$25,561	$23,380

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2022	2021	2020
Return on average assets	0.73%	1.44%	1.77%
Return on average equity	8.25%	13.80%	16.70%
Equity to total assets	7.41%	10.21%	10.66%
Dividend payout ratio	42.55%	21.11%	18.67%

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

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. In general, these risks have increased as a result of the recent increases in prevailing interest rates and uncertainties associated with inflation, which have potentially increased the risk of a near-term decline in growth or an economic downturn. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

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

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 6.5% in 2022. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. In addition, if interest rates continue to rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio would be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

We maintain our allowance for loan losses at a level considered appropriate by management to absorb probable incurred loan losses in the portfolio. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for loan losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2022 and 2021, our allowance for loan losses as a percentage of total loans, including PPP loans, was 1.03% and 1.32%, respectively, and as a percentage of total non-performing loans was 264.31% and 167.78%, respectively. Although management believes that the allowance for loan losses is appropriate to absorb probable incurred losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty nor can we assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Also, as of January 1, 2023, the Company was required to adopt accounting standard update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as “CECL”. CECL will change how the Company calculates its allowance for loan losses by requiring the Company to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan credit losses. This is a change from the current method of providing allowances for loan losses that are probable, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $237.0 million and $166.1 million, or 27.9% and 25.0%, of our loan portfolio at December 31, 2022 and 2021, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

Real estate lending (including commercial real estate, construction and land and residential real estate) is a large portion of our loan portfolio. These categories were $563.8 million, or approximately 66.3% of our total loan portfolio, as of December 31, 2022, as compared to $392.2 million, or approximately 59.2% of our total loan portfolio, as of December 31, 2021. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of commercial real estate and construction and land loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Commercial loans comprised $173.4 million and $132.2 million, or 20.4% and 20.0%, of our loan portfolio at December 31, 2022 and 2021, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans, and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

Agriculture operating loans comprised $46.3 million and $50.6 million, or 5.4% and 7.6%, of our loan portfolio at December 31, 2022 and 2021, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2022 and 2021, agricultural real estate loans totaled $38.0 million and $43.7 million, or 4.5% and 6.6% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, tariffs, trade agreements, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

As of December 31, 2022, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $3.3 million, or 0.39% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $4.3 million, or 0.28% of total assets. In addition, we had $738,000 in accruing loans that were 30-89 days delinquent as of December 31, 2022.

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

It is widely expected that the Federal Reserve will increase rates, and reduce its balance sheet of bonds and other assets in 2023. The Federal Reserve has indicated that it is working to avoid abrupt or unpredictable changes in economic or financial conditions so as not to disrupt the financial systems, also known as “shocks;” despite this, the impact of these changes cannot be certain. Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well as to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity, and the availability of credit. Furthermore, asset liquidation pressures can be amplified by liquidity mismatches and the leverage of certain nonbank financial intermediaries such as hedge funds. The financial crisis in March 2020 also demonstrated that pressures on dealer intermediation can limit the availability of liquidity during times of market stress. Given the interconnectedness of the global financial system, these vulnerabilities could impact the Company’s business operations and financial condition.

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

In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. End dates for LIBOR have now been set, and U.S. Regulators have issued guidance as of October 2021 that urges market participants to address their existing LIBOR exposures and transition to robust and sustainable alternative rates by June 30, 2023. The Alternative Reference Rate Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR, but has also advised market participants to conduct a comprehensive evaluation of any alternative reference rates being considered for use.

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

We have approximately $27.5 million in loans that have interest rates tied to LIBOR, which are in the process of transitioning to SOFR. Our $21.7 million of subordinated debentures also reprice based on LIBOR and these instruments will convert to SOFR pricing. The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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

The value of the financial instruments we own may decline in the future.

An increase in market interest rates may affect the market value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings. Additionally, an increase in market interest rates may reduce the value of our loan portfolio, although, in accordance with U.S. GAAP, such a decline in value may not be reflected in the carrying balance of our loans in the same manner as our debt securities available-for-sale. The market value of these investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and commercial real estate markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. In addition, we may determine to sell securities in our available-for-sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from the recent increases in the prevailing interest rates.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt and taxable state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2022, we had $194.5 million of municipal securities, which represented 39.8% of our total securities portfolio. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

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

We may be required to pay higher FDIC insurance premiums in the future.

Future bank failures may prompt the FDIC to increase its premiums above the current levels or to issue special assessments. The Bank generally is unable to control the amount of premiums or special assessments that it or its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the Bank’s results of operations, financial condition, and the ability to continue to pay dividends on common stock at the current rate or at all.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements, such as the implementation of CECL. In addition, trends in financial and business reporting, including environmental social and governance (ESG) related disclosures, could require us to incur additional reporting expense. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. Changes in these standards are continuously occurring, and more drastic changes may occur in the future. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition, amount of capital and results of operations.

The FASB has adopted a new accounting standard that is effective for our fiscal year beginning on January 1, 2023. This standard, ASU 2016-13 – Credit Losses, referred to as CECL, makes significant changes to the accounting for credit losses on financial instruments presented on an amortized cost basis, such as our loans held for investment, and disclosures about them. The CECL impairment model methodology will require an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. This change may require us to increase our allowance for loan losses rapidly in future periods, and greatly increases the types of data we need to collect and review to determine the appropriate level of the allowance for loan losses. It may also result in even small changes to future forecasts having a significant impact on the allowance, which could make the allowance more volatile, and regulators may impose additional capital buffers to absorb this volatility.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and decreased labor force size and participation. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. As of December 31, 2022, Kansas’s unemployment rate was 2.90%. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continuing growth. Our ability to raise additional capital is particularly important to our strategy of growth through acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. In particular, if we were required to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

COVID-19 Risks

The COVID-19 pandemic could continue to create disruptions that affect our business, financial condition, liquidity, and results of operations.

The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. These effects have diminished in the past year, but future developments and uncertainties will be difficult to predict, such as the potential emergence of a new variant, the course of the pandemic in China and other major economies, the persistence of pandemic-related work and lifestyle changes, changes in consumer preferences associated with the emergence of the pandemic, and other market disruptions. Any such developments could have a complex and negative effect on our business, including with respect to the prevailing economic environment, our lending and investment activities, and our business operations

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company has 31 offices in 24 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott (2), Garden City, Great Bend (2), Hoisington, Iola, Junction City, Kincaid, LaCrosse, Lawrence (2), Lenexa, Louisburg, Mound City, Osage City, Osawatomie, Overland Park (2), Paola, Pittsburg, Prairie Village, Topeka (2), Wamego and Wellsville, Kansas. The Company owns its main office in Manhattan, Kansas and 27 branch offices and leases three branch offices. The Company leases the branch offices in Topeka, Wamego and Prairie Village, Kansas. The Company also leases a parking lot for one of the Dodge City branch offices it owns.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At December 31, 2022, the Company had approximately 289 common shareholders of record and approximately 1,871 beneficial owners of our common stock.

In January 2023, we declared our 86th consecutive cash quarterly dividend of $0.21 per share. We currently have no plans to change our dividend strategy given our current capital and liquidity positions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may yet be purchased under the plans (1)

October 1-31, 2022	7,353	$25.85	7,353	178,843
November 1-30, 2022	347	25.85	347	178,496
December 1-31, 2022	-	-	-	178,496
Total	7,700	$25.47	7,700	178,496

In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”). As of December 31, 2022, there were 178,496 shares remaining to repurchase under the March 2020 Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and thirty additional branch offices in central, eastern, southeast and southwest Kansas, and our ownership of Landmark Risk Management, Inc. Landmark Risk Management, Inc. is a Nevada-based captive insurance company.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for loan losses and business combinations, both of which involve significant judgment by our management.

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

Accounting for business combinations requires us to make estimates and assumptions to record the net assets acquired and liabilities assumed at fair value. Goodwill is recognized for the excess purchase price over the estimated fair value of acquired net assets.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

SUMMARY OF PERFORMANCE. Net earnings for 2022 decreased $8.1 million, or 45.2%, to $9.9 million as compared to $18.0 million for 2021. The decrease in net earnings was primarily driven by lower gains on sales of loans, costs associated with the acquisition of Freedom and losses on sales of investment securities. Gains on sales of one-to-four family residential real estate loans declined as a result of higher interest rates and low housing inventories. During 2022, a loss of $1.1 million was recorded on the sales of investment securities as the lowest yielding investment securities were strategically sold to reinvest into higher yielding assets.

Net interest income for 2022 increased $560,000 to $38.9 million, or 1.5% higher than the $38.3 million recorded for 2021. The increase in net interest income was primarily due higher income on our investment securities which increased as a result of higher yields and average balances.

We distributed a 5% stock dividend for the 22nd consecutive year in December 2022. All per share and average share data in this section reflect the 2022 and 2021 stock dividends.

Interest Income. Interest income for 2022 increased $3.4 million to $43.2 million, an increase of 8.5% as compared to 2021. Interest income on loans decreased $139,000, or 0.4%, to $33.5 million for 2022 as compared to $33.6 million in 2021, due primarily to a decline of $4.8 million in income on PPP loans. The yield on PPP loans increased from 8.16% in 2021 to 16.86% in 2022, however, the higher yields were offset by lower average balances which declined from $67.6 million in 2021 to $4.0 million in 2022. As of December 31, 2022, all but one PPP loan had been forgiven by the SBA. Our average loan balances increased from $689.9 million in 2021 to $702.2 million in 2022 as growth in other loan types offset the decline in PPP loans. Additionally, the accretion of purchase accounting on loans , which adjusted acquired loans to market rates, increased by $435,000 in 2022, as compared to 2021, due to the acquisition of Freedom. Interest income on investment securities increased $3.4 million, or 56.5%, to $9.4 million during 2022, as compared to $6.0 million in 2021. The increase in interest income on investment securities was the result of higher yields on investment securities, which increased from 1.99% in 2021 to 2.15% in 2022. Higher market interest rates have positively impacted the yield on our investment securities portfolio as our purchases yield more than maturities. Also contributing to the increased income was higher average balances, which increased from $343.1 million in 2021 to $474.7 million in 2022.

Interest Expense. Interest expense during 2022 increased $2.8 million, or 188.6%, to $4.3 million as compared to 2021. Interest expense on interest-bearing deposits increased $1.8 million, or 171.4%, to $2.8 million for 2022 as compared to $1.0 million in 2021. Our total cost of interest-bearing deposits increased from 0.13% during 2021 to 0.35% during 2022 primarily as a result of higher rates paid on money market and checking accounts. Most of the increases in rates was related to accounts that have rates that reprice based on market indexes. Also contributing to the increase in interest expense was an increase in average interest-bearing deposit balances, which increased from $765.5 million in 2021 to $804.1 million in 2022. Interest expense on borrowings increased $1.1 million, or 225.0%, to $1.6 million during 2022 as compared to $483,000 in 2021. Contributing to higher interest expense on borrowings were higher average outstanding borrowings, which increased from $27.6 million in 2021 to $50.0 million during 2022 and higher rates on those borrowings.

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

During 2022, net interest income increased $560,000, or 1.5%, to $38.9 million compared to $38.3 million in 2021. Our net interest margin, on a tax-equivalent basis, decreased to 3.21% during 2022 from 3.39% during 2021. Our net interest margin increased from 2.99% in the first quarter of 2022 to 3.05% in the second quarter of 2022, 3.21% in the third quarter of 2022, and 3.53% in the fourth quarter of 2022 as our assets began to reprice faster than our cost of funds. Our net interest margin has been positively impacted by PPP loans over the past three years, however, the impact of these loans on net interest margin going forward will be minimal. While the rise in interest rates should result in higher yields on our assets, these improvements could be offset by increased competition for loans and deposits. Additionally, the deposit balance increases we have seen over the past three years may reverse resulting in the need for higher cost funding.

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

During 2022, we did not recorded a provision for loan losses compared to a provision of $500,000 in 2021. We recorded net loan recoveries of $16,000 during 2022 compared to net loan charge-offs of $500,000 during 2021.

Non-interest Income. Total non-interest income was $13.7 million in 2022, a decrease of $8.6 million, or 38.5%, compared to 2021. The decrease in non-interest income was primarily the result of decreases of $7.0 million in gains on sales of loans, as originations of one-to-four family residential real estate loans declined due to lower housing inventories and higher mortgage rates, which reduced refinancing activity. Also contributing to the decrease in non-interest income was lower gains on sales of investment securities, which decreased to a loss of $1.1 million in 2022 from a gain of $1.1 million in 2021. Partially offsetting those decreases was an increase of $794,000 in fees and service charges. The increase in fees and service charges was primarily due to growth in deposit and loan servicing fees.

Non-interest Expense. Non-interest expense increased $4.0 million, or 10.8%, to $41.3 million in 2022 compared to $37.3 million in 2021. The increase was primarily due to $3.4 million in acquisition costs related to the Freedom acquisition. Also contributing to the increase in non-interest expense were increases of $636,000 in occupancy and equipment, an increase of $248,000 in compensation and benefits and $262,000 in other non-interest expense. These increases were primarily due to the costs associated with operating a new branch facility acquired in the Freedom acquisition during the fourth quarter of 2022. Offsetting those increases was a decrease of $436,000 in data processing expenses which was due to a new contract with our main technology provider during 2022.

INCOME TAXES. We recorded income tax expense of $1.4 million in 2022 compared to $4.8 million in 2021. The effective tax rate decreased from 21.1% in 2021 to 12.7% in 2022, primarily due to lower earnings before income taxes. Also contributing to a decline in our effective tax rate was the recognition of $465,000 of previously unrecognized tax benefits during 2022, which compared to an expense of $162,000 in 2021 related to an increase in accrued interest and penalties on unrecognized tax benefits.

FINANCIAL CONDITION. Economic conditions in the United States slowed during 2022 as elevated inflation levels and higher interest rates impacted the economy. The State of Kansas and the geographic markets in which the Company operates were also impacted by these economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for loan losses included estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $173.9 million or 13.1%, to $1.5 billion at December 31, 2022, compared to $1.3 billion at December 31, 2021. The increase in our total assets was primarily the result of the acquisition of Freedom. Investment securities available-for-sale increased $108.6 million, or 28.5%, from $380.7 million at December 31, 2021 to $489.3 million at December 31, 2022. Net loans, excluding loans held for sale, increased $187.9 million, or 28.8%, to $841.1 million at December 31, 2022, compared to $653.2 million at December 31, 2021. Partially offsetting those increases was a decrease of $166.1 million, or 87.8%, in cash and cash equivalents, which decreased to $23.2 million at December 31, 2022 from $189.2 million at December 31, 2021.

The allowance for loan losses is established through a provision for loan losses based on our evaluation of the incurred losses in the loan portfolio and changes in the nature and volume of our loan activity. This evaluation, which includes a review of all loans with respect to which full collectability may not be reasonably assured, considers the fair value of the underlying collateral, economic conditions, historical loan loss experience, level of classified loans and other factors that warrant recognition in providing for an appropriate allowance for loan losses. At December 31, 2022, our allowance for loan losses totaled $8.8 million, or 1.03% of gross loans outstanding, compared to $8.8 million, or 1.25% of gross loans outstanding, at December 31, 2021. The decline in our allowance for loan losses as a percentage of gross loans outstanding was primarily due to a decline in non-accrual and classified loans, as well as acquired loans which were recorded at fair value on the acquisition date of October 1, 2022.

As of December 31, 2022 and 2021, approximately $13.0 million and $18.0 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. The decrease in classified loans was primarily due to improvements in the agriculture industry. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though these borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover the risks and probable incurred losses related to such loans at December 31, 2022 and 2021, respectively.

Loans past due 30-89 days and still accruing interest totaled $738,000, or 0.09% of gross loans, at December 31, 2022, compared to $2.0 million, or 0.30% of gross loans, at December 31, 2021. At December 31, 2022, $3.3 million of loans were on non-accrual status, or 0.39% of gross loans, compared to $5.2 million, or 0.79% of gross loans, at December 31, 2021. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at December 31, 2022 and 2021. Our impaired loans totaled $4.1 million December 31, 2022 compared to $6.7 million at December 31, 2021. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2022 and December 31, 2021 was related to TDRs that were accruing interest but still classified as impaired.

At December 31, 2022, the Company had 8 loan relationships consisting of 12 outstanding loans totaling $2.5 million that were classified as TDRs compared to 11 loan relationships consisting of 16 outstanding loans totaling $3.4 million that were classified as TDRs at December 31, 2021.

During 2022, a $231,000 commercial loan was classified as a TDR after the loan was renewed with payments restructured to match the borrower’s cash flows. During 2022, commercial loans totaling $479,000, $32,000 and $7,000 paid off after being classified as TDRs in 2022, 2021 and 2020, respectively. Also during 2022, two construction and land loans totaling $599,000 were paid off. These loans were originally classified as TDRs in 2012. Additionally, the Company advanced funds on a construction and land loan which was originally classified as a TDR in 2012. The customer had paid off the balances on the construction loan during 2021, before borrowing again in 2022. The loan is still classified as a TDR with $431,000 of charged off principal remaining from the original amount of $708,000. An agriculture loan totaling $250,000 was also paid off in 2022 after being classified as a TDR in 2021.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2022, we had $934,000 of real estate owned compared to $2.6 million at December 31, 2021. The decrease in real estate owned as of December 31, 2022 compared to December 31, 2021 was primarily due to sale of commercial real estate and a valuation allowance recorded against another commercial real estate property. As of December 31, 2022, real estate owned consisted of a commercial building, undeveloped land and three residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $152.2 million, or 13.2% in total deposits during 2022, to $1.3 billion at December 31, 2022, from $1.1 billion at December 31, 2021. The increase in deposits was primarily due to the Freedom acquisition.

Total borrowings increased $39.2 million, or 134.9%, to $68.3 million at December 31, 2022, from $29.1 million at December 31, 2021. The increase in borrowings was primarily due to $22.2 million of repurchase agreements assumed in the Freedom acquisition and borrowings used to finance the purchase.

Non-interest-bearing deposits at December 31, 2022, were $410.1 million, or 31.5% of deposits, compared to $350.0 million, or 30.5% of deposits, at December 31, 2021. Money market and checking accounts were 48.2% of our deposit portfolio and totaled $626.7 million at December 31, 2022, compared to $536.9 million, or 46.8% of deposits, at December 31, 2021. Savings accounts increased to $170.6 million, or 13.1% of deposits, at December 31, 2022, from $155.5 million, or 13.5% of deposits, at December 31, 2021. Certificates of deposit totaled $93.3 million, or 7.2% of deposits, at December 31, 2022, compared to $106.1 million, or 9.2% of deposits, at December 31, 2021. Competition for deposits may affect our ability to continue to increase deposit balances and could result in a decrease in our deposit balances in future periods.

Certificates of deposit at December 31, 2022, scheduled to mature in one year or less totaled $78.4 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2022, our cash and cash equivalents decreased by $166.1 million. Our operating activities provided net cash of $24.8 million in 2022, which is primarily the result of net earnings and sales of one-to-four family residential mortgage loans. Our investing activities used net cash of $197.2 million during 2022, primarily for the purchase of investment securities. Our financing activities provided net cash of $6.3 million during 2022, primarily as a result of an increase in borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $521.5 million at December 31, 2022 and $577.3 million at December 31, 2021. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of brokered deposits, FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2022, we had an outstanding balance of $8.2 million against our line of credit with the FHLB. At December 31, 2022, we had collateral pledged to the FHLB that would allow us to borrow $101.8 million, subject to FHLB credit requirements and policies. At December 31, 2022, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $65.4 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at December 31, 2022. At December 31, 2022, we had subordinated debentures totaling $21.7 million and $29.4 million of repurchase agreements. At December 31, 2022, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2023, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2022. The Company also borrowed $9.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original balance of this borrowing was $10.0 million and was used to fund part of the acquisition of Freedom.

OFF-BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.7 million at December 31, 2022.

At December 31, 2022, we had outstanding loan commitments, excluding standby letters of credit, of $183.5 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rule requires a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). At December 31, 2022, the Bank maintained a leverage ratio of 8.14% and a total risk-based capital ratio of 13.44%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2022, including the capital conservation buffers.

	Actual	Actual	Minimum	Minimum
(dollars in thousands)	amount	percent	amount	percent(1)
Leverage	$122,275	8.14%	$60,100	4.00%
Common Equity Tier 1 Capital	101,275	10.37%	68,352	7.00%
Tier 1 Capital	122,275	12.52%	82,999	8.50%
Total risk-based Capital	131,236	13.44%	102,528	10.50%

(1)	The minimum required percent includes a capital conservation buffer of 2.5%.

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums. As of December 31, 2022 and 2021, the Company and the Bank also exceeded the “well capitalized” thresholds, which is the highest rating available. There are no conditions or events that management believes have changed the Company’s and the Bank’s category as of the date of this report. We have $21.7 million in trust preferred securities which, in accordance with current capital guidelines, have been included in total risk-based capital as of December 31, 2022. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2022, we paid quarterly cash dividends of $0.20 per share to our stockholders, as adjusted to give effect to 5% stock dividends, which we distributed for the 22nd consecutive year in December 2022. The 2021 quarterly cash dividends were $0.18 per share as adjusted to give effect to 5% stock dividends.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2022. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the two preceding years. As of December 31, 2022, $7.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2022 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100, 200 and 300 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

	As of December 31, 2022		As of December 31, 2021
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(3,245)	(6.6)%	$3,356	9.9%
200 basis point rising	(2,218)	(4.5)%	$2,234	6.6%
100 basis point rising	(1,215)	(2.5)%	$1,157	3.4%
100 basis point falling	$747	1.5%	$(845)	(2.5)%
200 basis point falling	$434	90.0%	NM	NM
300 basis point falling	(67)	(0.1)%	NM	NM

The 200 and 300 basis point falling scenarios were considered to be not meaningful (“NM”) as of December 31, 2021.

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

Certificates of deposit reflect contractual maturities only. Money market, checking and savings accounts reprice immediately in the first period. Borrowing reflects contractual repricing and maturities.

We have been successful in meeting the interest sensitivity objectives set forth in our policy. This has been accomplished primarily by managing the assets and liabilities while maintaining our traditional high credit standards.

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

(“GAP” TABLE)

As of December 31, 2022

	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$16,798	$31,437	$261,504	$183,091	$492,830
Loans	198,950	350,737	285,139	8,811	843,637
Total interest-earning assets	$215,748	$382,174	$546,643	$191,902	$1,336,467

Interest-bearing liabilities:
Certificates of deposit	$30,825	$47,607	$14,820	$26	$93,278
Money market and checking accounts	626,659	-	-	-	626,659
Savings accounts	170,570	-	-	-	170,570
Borrowed money	51,315	9,179	7,759	-	68,253
Total interest-bearing liabilities	$879,369	$56,786	$22,579	$26	$958,760

Interest sensitivity gap per period	$(663,621)	$325,388	$524,064	$191,876	$377,707
Cumulative interest sensitivity gap	(663,621)	(338,233)	185,831	377,707

Cumulative gap as a percent of total interest-earning assets	(49.65)%	(25.31)%	13.90%	28.26%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	24.53%	63.87%	119.38%	139.40%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Landmark Bancorp, Inc. and Subsidiaries

Manhattan, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 and Note 6 to the consolidated financial statements, the Company’s allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio. The allowance for loan losses was $8,791,000 as of December 31, 2022, which consists of two components: the valuation allowance for loans individually evaluated for loss (“specific component”), representing $654,000, and the valuation allowance for loans collectively evaluated for loss (“general component”), representing $8,137,000. The general component is based on the Company’s historical loss experience adjusted for qualitative factors. The qualitative factors considered by the Company are described in Note 1. Management applied significant judgment to determine the amount of the qualitative factors.

We identified auditing the qualitative factors to be a critical audit matter as it involved especially subjective auditor judgment to audit management’s determination and application of the qualitative factors.

Our substantive audit procedures to address the critical audit matter included:

●	Testing the completeness and accuracy of internal data and the relevance and reliability of external data used as a basis for the qualitative factors.

●	Evaluating the reasonableness of management’s judgments and assumptions related to the determination of the qualitative factors and the resulting allocation to the allowance.

●	Analytically evaluating the qualitative factors including the magnitude of the adjustments.

●	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

Business Combination – Fair Value of Acquired Loans

As described in Note 1 and Note 3 to the financial statements, effective October 1, 2022, the Company acquired Freedom Bancshares, Inc. The assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Determination of the acquisition date fair values of the assets acquired and liabilities assumed required management to make estimates and assumptions. The fair value of the acquired loans was $113,910,000 and required significant management judgment to develop assumptions about expected future cash flows and discount rates.

We identified the determination of the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate (1) required especially subjective auditor judgment in evaluating management’s assumptions used in the fair value determination and (2) required the need for specialized skill in performing our testing.

Our substantive audit procedures to address the critical audit matter included:

●	Utilizing the assistance of specialists to develop an independent expectation of the fair value of the acquired loans, including the evaluation of relevance and reliability of the data and assumptions obtained and used by the specialists, for comparison to management’s estimate.

●	Testing the completeness and accuracy of management data used in developing our independent expectation of the fair value of the acquired loans.

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas

March 30, 2023

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2022	2021
Assets
Cash and cash equivalents	$23,156	$189,213
Interest-bearing deposits at other banks	9,084	7,378
Investment securities available-for-sale, at fair value	489,306	380,717
Investment securities held-to-maturity	3,524	-
Bank stocks, at cost	5,470	2,905
Loans, net of allowance for loans losses of $8,791 and $8,775	841,149	653,233
Loans held for sale, at fair value	2,488	4,795
Bank owned life insurance	37,323	32,106
Premises and equipment, net	24,327	20,803
Goodwill	32,199	17,532
Other intangible assets, net	4,006	84
Mortgage servicing rights	3,813	4,193
Real estate owned, net	934	2,551
Accrued interest and other assets	26,088	13,458
Total assets	$1,502,867	$1,328,968

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing demand	$410,142	$350,005
Money market and checking	626,659	536,868
Savings	170,570	155,501
Certificates of deposit	93,278	106,107
Total deposits	1,300,649	1,148,481

Federal Home Loan Bank borrowings	8,200	-
Subordinated debentures	21,651	21,651
Other borrowings	38,402	7,403
Accrued interest and other liabilities	22,532	15,790
Total liabilities	1,391,434	1,193,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par, 7,500,000 shares authorized; 5,213,232 and 5,247,332 shares issued and outstanding at December 31, 2022 and 2021, respectively	52	50
Additional paid-in capital	84,273	79,120
Retained earnings	52,174	52,593
Accumulated other comprehensive (loss) income	(25,066)	3,880
Total stockholders’ equity	111,433	135,643

Total liabilities and stockholders’ equity	$1,502,867	$1,328,968

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2022	2021	2020
Interest income:
Loans	$33,473	$33,612	$31,797
Investment securities:
Taxable	6,414	3,005	4,109
Tax-exempt	3,018	3,022	3,279
Interest-bearing deposits at banks	321	187	68
Total interest income	43,226	39,826	39,253
Interest expense:
Deposits	2,776	1,023	2,105
Subordinated debentures	840	472	614
Borrowings	730	11	50
Total interest expense	4,346	1,506	2,769
Net interest income	38,880	38,320	36,484
Provision for loan losses	-	500	3,300
Net interest income after provision for loan losses	38,880	37,820	33,184
Non-interest income:
Fees and service charges	9,651	8,857	8,091
Gains on sales of loans, net	3,444	10,487	15,155
Increase in cash surrender value of bank owned life insurance	780	686	611
(Losses) gains on sales of investment securities, net	(1,103)	1,138	2,448
Other	928	1,093	1,053
Total non-interest income	13,700	22,261	27,358
Non-interest expense:
Compensation and benefits	20,405	20,157	20,657
Occupancy and equipment	5,118	4,482	4,432
Data processing	1,580	2,016	1,831
Amortization of mortgage servicing rights and other intangibles	1,446	1,601	1,602
Professional fees	1,892	1,831	1,584
Acquisition costs	3,398	-	-
Other	7,431	7,169	6,156
Total non-interest expense	41,270	37,256	36,262
Earnings before income taxes	11,310	22,825	24,280
Income tax expense	1,432	4,814	4,787
Net earnings	$9,878	$18,011	$19,493
Earnings per share (1):
Basic	$1.89	$3.43	$3.72
Diluted	$1.88	$3.42	$3.72

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2022, 2021 and 2020.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2022	2021	2020
Net earnings	$9,878	$18,011	$19,493

Net unrealized holding (losses) gains on available-for-sale securities	(39,440)	(6,236)	8,021
Less reclassification adjustment on losses (gains) included in earnings	1,103	(1,138)	(2,448)
Net unrealized (losses) gains	(38,337)	(7,374)	5,573
Income tax effect on net (losses) gains included in earnings	(271)	279	600
Income tax effect on net unrealized holding losses (gains)	9,662	1,528	(1,965)
Other comprehensive (loss) income	(28,946)	(5,567)	4,208

Total comprehensive (loss) income	$(19,068)	$12,444	$23,701

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2020	$46	$69,029	$34,293	$-	$5,239	$108,607
Net earnings	-	-	19,493	-	-	19,493
Other comprehensive income	-	-	-	-	4,208	4,208
Dividends paid ($0.69 per share) (1)	-	-	(3,633)	-	-	(3,633)
Issuance of restricted common stock, 17,350 shares	-	-	-	-	-	-
Stock-based compensation	-	304	-	-	-	304
Purchase of 106,894 treasury shares	-	-	-	(2,349)	-	(2,349)
Exercise of stock options, 19,030 shares (2)	-	42	-	-	-	42
5% stock dividend, 225,650 shares	2	2,855	(5,206)	2,349	-	-
Balance at December 31, 2020	48	72,230	44,947	-	9,447	126,672
Net earnings	-	-	18,011	-	-	18,011
Other comprehensive loss	-	-	-	-	(5,567)	(5,567)
Dividends paid ($0.73 per share) (1)	-	-	(3,818)	-	-	(3,818)
Issuance of restricted common stock, 2,880 shares	-	-	-	-	-	-
Stock-based compensation	-	323	-	-	-	323
Exercise of stock options, 6,172 shares (2)	-	22	-	-	-	22
5% stock dividend, 237,569 shares	2	6,545	(6,547)	-	-	-
Balance at December 31, 2021	50	79,120	52,593	-	3,880	135,643
Net earnings	-	-	9,878	-	-	9,878
Other comprehensive loss	-	-	-	-	(28,946)	(28,946)
Dividends paid ($0.80 per share) (1)	-	-	(4,198)	-	-	(4,198)
Issuance of restricted common stock, 17,551 shares	-	-	-	-	-	-
Stock-based compensation	-	295	-	-	-	295
Purchase of 49,721 treasury shares	-	-	-	(1,239)	-	(1,239)
Exercise of stock options, 112 shares (2)	-	-	-	-	-	-
5% stock dividend, 247,831 shares	2	4,858	(6,099)	1,239	-	-
Balance at December 31, 2022	$52	$84,273	$52,174	$-	$(25,066)	$111,433

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2022, 2021 and 2020.
(2)	Shares from the exercise of stock options are shown net of forfeitures related to cashless exercises.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$9,878	$18,011	$19,493
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	-	500	3,300
Valuation allowance on real estate owned	354	48	19
Amortization of investment security premiums, net	1,481	2,078	1,219
Accretion of purchase accounting adjustments	(460)	(55)	(67)
Amortization of intangibles	1,446	1,601	1,602
Depreciation	1,134	997	987
Increase in cash surrender value of bank owned life insurance	(780)	(686)	(611)
Stock-based compensation	295	323	304
Deferred income taxes	(1,190)	808	(503)
Net loss (gain) on investment securities	1,103	(1,138)	(2,448)
Net (gain) loss on sales of premises and equipment and foreclosed assets	(114)	5	29
Net gains on sales of loans	(3,444)	(10,487)	(15,155)
Proceeds from sale of loans	145,923	344,187	407,978
Origination of loans held for sale	(140,990)	(324,908)	(402,564)
Changes in assets and liabilities:
Accrued interest and other assets	5,146	611	(2,606)
Accrued interest, expenses and other liabilities	4,998	(736)	3,833
Net cash provided by operating activities	24,780	31,159	14,810
Cash flows from investing activities:
Net (increase) decrease in loans	(73,571)	47,840	(175,721)
Net change in interest-bearing deposits at banks	(1,728)	(1,918)	(3,556)
Maturities and prepayments of investment securities	53,877	60,904	56,945
Purchases of investment securities	(226,336)	(174,748)	(42,022)
Proceeds from sale of available-for-sale securities	52,597	16,623	61,163
Redemption of bank stocks	4208	2,418	3,001
Purchase of bank stocks	(6,074)	(850)	(4,365)
Net cash paid in bank acquisition	(572)	-	-
Proceeds from sales of premises and equipment and foreclosed assets	1,379	601	366
Purchase of bank owned life insurance	-	(6,000)	-
Premiums paid on bank owned life insurance	(63)	-	-
Purchases of premises and equipment, net	(876)	(1,324)	(359)
Net cash used in investing activities	(197,159)	(56,454)	(104,548)
Cash flows from financing activities:
Net increase in deposits	1,758	132,454	180,979
Federal Home Loan Bank advance borrowings	327,360	-	161,170
Federal Home Loan Bank advance repayments	(326,160)	-	(164,170)
Proceeds from other borrowings	10,065	-	1,075
Repayments on other borrowings	(1,065)	-	(1,075)
Change in repurchase agreements	(199)	1,032	(11,177)
Proceeds from exercise of stock options	-	22	42
Payment of dividends	(4,198)	(3,818)	(3,633)
Purchase of treasury stock	(1,239)	-	(2,349)
Net cash provided by financing activities	6,322	129,690	160,862
Net (decrease) increase in cash and cash equivalents	(166,057)	104,395	71,124
Cash and cash equivalents at beginning of year	189,213	84,818	13,694
Cash and cash equivalents at end of year	$23,156	$189,213	$84,818

(continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2022	2021	2020

Supplemental disclosure of cash flow information:
Cash payments paid during the year for income taxes	$1,104	$4,458	$4,135
Cash paid during the year for interest	4,032	1,549	3,005
Cash paid during the year for operating leases	175	141	179

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$-	$1,264	$1,886
Operating lease asset and related liability recorded	-	219	-

Bank acquisition:
Fair value of liabilities assumed	$181,350	$-	$-
Fair value of assets acquired	200,033	-	-

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

Business Combinations. At the date of acquisition, the Company records the net assets acquired and liabilities assumed on the consolidated balance sheets at their estimated fair values, and goodwill is recognized for the excess purchase price over the estimated fair value of acquired net assets. The results of operations for acquired companies are included in the Company’s consolidated statements of earnings beginning at the acquisition date. Expenses arising from the acquisition activities are recorded in the consolidated statements of earnings during the period incurred.

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in the operation of banks. As of December 31, 2022 and 2021, the Bank did not have a minimum reserve requirement.

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

Investment Securities. The Company classifies investment securities as held-to-maturity and carries them at amortized cost when it has the positive intent and ability to hold them to maturity. Investment securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of taxes. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Realized gains and losses on sales of available-for-sale securities are recorded on a trade date basis and are calculated using the specific identification method.

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

Acquired Loans. Acquired loans are recorded at estimated fair value at the time of acquisition. The Company’s acquired loans were not acquired with deteriorated credit quality. Estimated fair values of acquired loans are based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, the expected timing of cash flows, classification status, fixed or variable interest rate, term of loan and whether or not the loan is amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Discounts or premiums created when acquired loans are recorded at their estimated fair values are accreted or amortized over the remaining term of the loan as an adjustment to the related loan’s yield. Similar to originated loans described below, the accrual of interest income on acquired loans is discontinued when the collection of principal or interest, in whole or in part, is doubtful.

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

The allowance for loan losses includes a general component to absorb probable incurred loan losses in the loan portfolio and is based on historical loan loss experience adjusted for qualitative factors. In addition to the general component the allowance consists of a specific component. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computation for 2022, 2021 and 2020 excluded 49,255, 53,642 and 104,332, respectively, of unexercised stock options because their inclusion would have been anti-dilutive.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2022, 2021 and 2020, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2022	2021	2020
Net earnings available to common shareholders	$9,878	$18,011	$19,493

Weighted average common shares outstanding - basic	5,230,749	5,244,273	5,236,688
Assumed exercise of stock options	15,016	12,670	4,808
Weighted average common shares outstanding - diluted	5,245,765	5,256,943	5,241,496
Earnings per share:
Basic	$1.89	$3.43	$3.72
Diluted	$1.88	$3.42	$3.72

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

(2) Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans. Under prior GAAP, a purchased loan’s contractual balance was adjusted to fair value through a credit discount, and no reserve was recorded on the purchased loan upon acquisition. Under CECL loans determined to be purchased credit deteriorated will have an allowance for credit losses established through purchase accounting. Finally, increased disclosure requirements under CECL oblige organizations to present credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. Because the Company is a smaller reporting company, the delay is applicable to the Company, and the Company delayed the implementation of CECL until January 1, 2023. Management has initiated an implementation committee that has implemented a process to collect the data and is utilizing a vendor solution for the new standard. The committee is testing the internal controls over financial reporting and has engaged a third party to perform a model validation, which is still in process. The adoption of CECL is expected to increase the allowance for loan losses, however, the size of the overall increase is uncertain at this time.

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

In May 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform relates to the effects undertaken to eliminate certain reference rates such as the London Interbank Offered Rate (“LIBOR”) and introduce new reference rates that may be based on larger or more liquid observations and transactions. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other contracts. Generally, ASU 2020-04 would allow entities to consider contract modifications due to reference rate reform to be a continuation of an existing contract; thus, the Company would not have to determine if the modification is considered insignificant. The standard was effective upon issuance and the amendments may be applied prospectively through December 31, 2022 such that changes made to contracts beginning on or after January 1, 2023 would not apply. LIBOR will continue to be published until June 30, 2023.

(3) Acquisition

On October 1, 2022, the Company acquired 100% of the outstanding common shares of Freedom Bancshares, Inc., in exchange for $33.4 million of cash. Freedom Bancshares, Inc. was the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operated out of a single location in Overland Park, Kansas. The acquisition was effected through the merger of Freedom Bancshares, Inc. with and into the Bank. The purchase price was financed with $10.0 million of debt issued by Company and through cash received from a dividend from the Bank.

The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. The fair values are subject to change if additional information becomes available during the measurement period. Additionally, the final goodwill calculation may be impacted by the completion of the final tax return for Freedom Bancshares, Inc. and Freedom Bank which is still in process, along with the review of certain contracts acquired or assumed. Acquired loans were recorded at fair value at the acquisition date and no separate valuation allowance was established. No purchased credit impaired loans were acquired. Market value adjustments are accreted or amortized on a level yield basis over the expected term of the asset or liability. Additionally, the Company recorded a core deposit intangible of $4.2 million. The core deposit intangible is amortized on an accelerated basis over the estimated useful life of the deposits. Goodwill of $14.7 million from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the banks. The goodwill is not deductible for income tax purposes. The Company incurred $3.4 million of acquisition related costs relating to the acquisition during 2022 of which $3.1 million was deductible for income tax purposes.

Results of the operations of the acquired business are included in the income statement from the effective date of the acquisition.

The following table summarizes the consideration paid for Freedom Bancshares, Inc. and the amounts of the assets acquired and liabilities assumed at the acquisition date:

As of
(Dollars in thousands)	October 1, 2022

Cash paid in acquisition	$33,350

Assets acquired:
Cash and cash equivalents	32,778
Investment securities	33,126
Bank stocks	699
Loans	113,910
Bank owned life insurance	4,374
Premises and equipment	3,782
Core deposit intangibles	4,170
Other	7,194
Total assets acquired	200,033

Liabilities assumed:
Deposits	150,410
FHLB advances	7,000
Other borrowings	22,198
Other liabilities	1,742
Total liabilities assumed	181,350

Net assets acquired	18,683

Goodwill	$14,667

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables, which have shown evidence of credit deterioration since origination were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans. Receivables acquired that were not subject to these requirements include non-impaired loans with a fair value and gross contractual amounts receivable of $113.9 million and $118.1 million on the date of acquisition.

Unaudited pro forma consolidated operating results for the years ended December 31, 2022 and December 31, 2021, as if the acquisition was consummated on January 1 of that year are as follows:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2022	2021

Net interest income	$44,750	$45,942
Net earnings	9,098	19,922
Earnings per share:
Basic	1.74	3.81
Diluted	1.73	3.80

(4) Investment Securities

A summary of investment securities available-for-sale and securities held-to-maturity is as follows:

(Dollars in thousands)	As of December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Available-for-sale:
U. S. treasury securities	$130,684	$-	$(7,573)	$123,111
U. S. federal agency obligations	2,002	-	(14)	1,988
Municipal obligations, tax exempt	130,848	59	(3,645)	127,262
Municipal obligations, taxable	73,520	14	(6,290)	67,244
Agency mortgage-backed securities	185,451	172	(15,922)	169,701
Total available-for-sale	$522,505	$245	$(33,444)	$489,306

Held-to-maturity:
Other	$3,524	$5	$(77)	$3,452
Total held-to-maturity	$3,524	$5	$(77)	$3,452

	As of December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$43,098	$-	$(423)	$42,675
U. S. federal agency obligations	17,165	67	(37)	17,195
Municipal obligations, tax exempt	133,558	4,488	(62)	137,984
Municipal obligations, taxable	39,011	1,171	(136)	40,046
Agency mortgage-backed securities	142,747	1,339	(1,269)	142,817
Total	$375,579	$7,065	$(1,927)	$380,717

The tables above show that some of the securities in the available-for-sale and held-to-maturity investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2022 and 2021. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2022
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	securities	value	losses	value	losses	value	losses
U. S. treasury securities	67	$85,988	$(4,591)	$37,123	$(2,982)	$123,111	$(7,573)
U. S. federal agency obligations	1	1,988	(14)	-	-	1,988	(14)
Municipal obligations, tax exempt	274	107,262	(3,020)	8,495	(625)	115,757	(3,645)
Municipal obligations, taxable	108	54,746	(5,006)	7,571	(1,284)	62,317	(6,290)
Agency mortgage-backed securities	100	78,971	(4,550)	79,882	(11,372)	158,853	(15,922)
Total available-for-sale	550	$328,955	$(17,181)	$133,071	$(16,263)	$462,026	$(33,444)

Other	6	$3,009	$(77)	$-	$-	$3,009	$(77)
Total	6	$3,009	$(77)	$-	$-	$3,009	$(77)

		As of December 31, 2021
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
U. S. treasury securities	28	$42,675	$(423)	$-	$-	$42,675	$(423)
U. S. federal agency obligations	6	$12,073	$(30)	$3,048	$(7)	15,121	(37)
Municipal obligations, tax exempt	37	12,411	(46)	1,879	(16)	14,290	(62)
Municipal obligations, taxable	13	8,802	(136)	-	-	8,802	(136)
Agency mortgage-backed securities	28	95,028	(1,269)	-	-	95,028	(1,269)
Total	112	$170,989	$(1,904)	$4,927	$(23)	$175,916	$(1,927)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the security and its belief that it was more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the tables above were temporarily impaired.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of FHLMC, FNMA and the FHLB. The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2022, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the GNMA. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the tables above were temporarily impaired.

The Company’s other investment securities portfolio consists of seven subordinated debentures issued by financial institutions. These investment securities were acquired in the Freedom Bank acquisition and classified as held-to-maturity. The securities were issued in 2021 and 2022 with a 10 year maturity and a fixed rate for five years. The securities are callable after the end of the fixed rate term. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the other securities identified in the tables above were temporarily impaired.

The table below includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. The amortized cost and fair value of investment securities at December 31, 2022 are as follows:

	Amortized	Estimated
(Dollars in thousands)	cost	fair value

Due in less than one year	$22,482	$22,142
Due after one year but within five years	300,282	280,685
Due after five years but within ten years	147,965	138,189
Due after ten years	51,776	48,290
Total available-for-sale	$522,505	$489,306
Held-to-maturity
Due after five years but within ten years	$3,524	$3,452
Total held-to-maturity	$3,524	$3,452

The Company has not sold any investment securities subsequent to December 31, 2022 and the date of this filing. Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
Available-for-sale	2022	2021	2020
Sales proceeds	$52,597	$16,623	$61,163

Realized gains	$-	$1,138	$2,449
Realized losses	(1,103)	-	(1)
Net realized (losses) gains	$(1,103)	$1,138	$2,448

Securities with carrying values of $420.8 million and $331.7 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2022 and 2021, respectively. Except for U.S. treasuries and federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(5) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2022 was $2.4 million compared to $857,000 at December 31, 2021. The carrying value of the FRB stock at December 31, 2022 was $3.0 million compared to $1.9 million at December 31, 2021. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB, as applicable. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2022 and 2021.

(6) Loans and Allowance for Loan Losses

Loans consisted of the following:

	As of December 31,
(Dollars in thousands)	2022	2021

One-to-four family residential real estate loans	$236,982	$166,081
Construction and land loans	22,725	27,644
Commercial real estate loans	304,074	198,472
Commercial loans	173,415	132,154
Paycheck protection program loans	21	17,179
Agriculture loans	84,283	94,267
Municipal loans	2,026	2,050
Consumer loans	26,664	24,541
Total gross loans	850,190	662,388
Net deferred loan (fees) costs and loans in process	(250)	(380)
Allowance for loan losses	(8,791)	(8,775)
Loans, net	$841,149	$653,233

The following tables provide information on the Company’s allowance for loan losses by loan class and allowance methodology:

(Dollars in thousands)	Year ended December 31, 2022
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection loans	Agriculture loans	Municipal loans	Consumer loans	Total
Allowance for loan losses:
Balance at January 1, 2022	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775
Charge-offs	-	-	-	-	-	-	-	(336)	(336)
Recoveries	-	165	-	38	-	59	6	84	352
Provision for loan losses	32	(186)	107	102	-	(314)	(7)	266	-
Balance at December 31, 2022	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$-	$636	$-	$18	$-	$-	$654
Collectively evaluated for loss	655	117	3,158	2,117	-	1,948	5	137	8,137
Total	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791

Loan balances:
Individually evaluated for loss	$326	$412	$1,224	$812	$-	$1,319	$36	$-	$4,129
Collectively evaluated for loss	236,656	22,313	302,850	172,603	21	82,964	1,990	26,664	846,061
Total	$236,982	$22,725	$304,074	$173,415	$21	$84,283	$2,026	$26,664	$850,190

(Dollars in thousands)
	Year ended December 31, 2021
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection loans	Agriculture loans	Municipal loans	Consumer loans	Total
Allowance for loan losses:
Balance at January 1, 2021	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775
Charge-offs	(81)	-	(540)	(72)	-	(50)	-	(235)	(978)
Recoveries	11	263	-	14	-	66	6	118	478
Provision for loan losses	(166)	(306)	1,109	283	-	(485)	(6)	71	500
Balance at December 31, 2021	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$-	$504	$-	$-	$-	$-	$504
Collectively evaluated for loss	623	138	3,051	2,109	-	2,221	6	123	8,271
Total	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775

Loan balances:
Individually evaluated for loss	$578	$794	$2,214	$1,029	$-	$2,067	$36	$-	$6,718
Collectively evaluated for loss	165,503	26,850	196,258	131,125	17,179	92,200	2,014	24,541	655,670
Total	$166,081	$27,644	$198,472	$132,154	$17,179	$94,267	$2,050	$24,541	$662,388

(Dollars in thousands)
	Year ended December 31, 2020
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection loans	Agriculture loans	Municipal loans	Consumer loans	Total
Allowance for loan losses:
Balance at January 1, 2020	$501	$271	$1,386	$1,815	$-	$2,347	$7	$140	$6,467
Charge-offs	(251)	(191)	(131)	(292)	-	(3)	-	(248)	(1,116)
Recoveries	-	-	13	3	-	-	6	102	124
Provision for loan losses	609	101	1,214	862	-	346	(7)	175	3,300
Balance at December 31, 2020	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775

Allowance for loan losses:
Individually evaluated for loss	$-	$-	$177	$22	$-	$67	$-	$-	$266
Collectively evaluated for loss	859	181	2,305	2,366	-	2,623	6	169	8,509
Total	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775

Loan balances:
Individually evaluated for loss	$914	$1,137	$8,119	$1,639	$-	$614	$36	$3	$12,462
Collectively evaluated for loss	157,070	24,969	164,188	132,408	100,084	95,918	2,296	24,119	701,052
Total	$157,984	$26,106	$172,307	$134,047	$100,084	$96,532	$2,332	$24,122	$713,514

The Company’s impaired loans decreased $2.6 million from $6.7 million at December 31, 2021 to $4.1 million at December 31, 2022. The difference between the unpaid contractual principal and the impaired loan balance is a result of charge-offs recorded against impaired loans. The difference in the Company’s non-accrual loan balances and impaired loan balances at December 31, 2022 and December 31, 2021 was related to TDRs that are current and accruing interest, but still classified as impaired. Interest income recognized on a cash basis for impaired loans was immaterial during the years 2022, 2021 and 2020. The following tables present information on impaired loans:

(Dollars in thousands)
	As of December 31, 2022
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$326	$326	$326	$-	$-	$357	$9
Construction and land loans	843	412	412	-	-	243	10
Commercial real estate loans	1,224	1,224	1,224	-	-	1,224	47
Commercial loans	1,063	812	75	737	636	865	5
Agriculture loans	1,402	1,319	1,301	18	18	1,433	64
Municipal loans	36	36	36	-	-	36	1
Total impaired loans	$4,894	$4,129	$3,374	$755	$654	$4,158	$136

	As of December 31, 2021
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$578	$578	$578	$-	$-	$590	$8
Construction and land loans	2,401	794	794	-	-	895	16
Commercial real estate loans	2,214	2,214	2,214	-	-	2,388	37
Commercial loans	1,380	1,029	520	509	504	1,096	38
Agriculture loans	2,235	2,067	2,067	-	-	2,420	67
Municipal loans	36	36	36	-	-	36	1
Total impaired loans	$8,844	$6,718	$6,209	$509	$504	$7,425	$167

	As of December 31, 2020
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$914	$914	$914	$-	$-	$925	$3
Construction and land loans	2,872	1,137	1,137	-	-	1,211	26
Commercial real estate loans	8,119	8,119	4,302	3,817	177	8,152	8
Commercial loans	1,990	1,639	1,543	96	22	1,984	43
Agriculture loans	829	614	538	76	67	618	67
Municipal loans	36	36	36	-	-	54	1
Consumer loans	3	3	3	-	-	4	-
Total impaired loans	$14,763	$12,462	$8,473	$3,989	$266	$12,948	$148

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2022 or December 31, 2021. The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2022
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$8	$72	$-	$80	$170	$250	$236,732
Construction and land loans	-	-	-	-	195	195	22,530
Commercial real estate loans	-	-	-	-	1,224	1,224	302,850
Commercial loans	-	411	-	411	812	1,223	172,192
Paycheck protection program loans	-	-	-	-	-	-	21
Agriculture loans	-	180	-	180	925	1,105	83,178
Municipal loans	-	-	-	-	-	-	2,026
Consumer loans	67	-	-	67	-	67	26,597
Total	$75	$663	$-	$738	$3,326	$4,064	$846,126

Percent of gross loans	0.01%	0.08%	0.00%	0.09%	0.39%	0.48%	99.52%

	As of December 31, 2021
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$20	$125	$-	$145	$417	$562	$165,519
Construction and land loans	-	-	-	-	681	681	26,963
Commercial real estate loans	-	-	-	-	2,214	2,214	196,258
Commercial loans	289	340	-	629	593	1,222	130,932
Paycheck protection program loans	-	-	-	-	-	-	17,179
Agriculture loans	1,189	-	-	1,189	1,325	2,514	91,753
Municipal loans	-	-	-	-	-	-	2,050
Consumer loans	18	9	-	27	-	27	24,514
Total	$1,516	$474	$-	$1,990	$5,230	$7,220	$655,168

Percent of gross loans	0.23%	0.07%	0.00%	0.30%	0.79%	1.09%	98.91%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2022, 2021 and 2020, would have increased interest income by $137,000, $309,000 and $380,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2022, 2021 and 2020.

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

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2022		As of December 31, 2021
(Dollars in thousands)	Nonclassified	Classified	Nonclassified	Classified

One-to-four family residential real estate loans	$236,663	$319	$165,299	$782
Construction and land loans	22,530	195	26,963	681
Commercial real estate loans	300,216	3,858	193,669	4,803
Commercial loans	165,709	7,706	123,609	8,545
Paycheck protection program loans	21	-	17,179	-
Agriculture loans	83,358	925	91,036	3,231
Municipal loans	2,026	-	2,050	-
Consumer loans	26,664	-	24,541	-
Total	$837,187	$13,003	$644,346	$18,042

At December 31, 2022, the Company had eight loan relationships consisting of 12 outstanding loans totaling $2.5 million that were classified as TDRs compared to 11 loan relationships consisting of 16 outstanding loans totaling $3.4 million that were classified as TDRs at December 31, 2021.

During 2022, a $231,000 commercial loan was classified as a TDR after the loan was renewed with payments restructured to match the borrower’s cash flows. During 2022, commercial loans totaling $479,000, $32,000 and $7,000 paid off after being classified as TDRs in 2022, 2021 and 2020, respectively. Also during 2022, two construction and land loans totaling $599,000 were paid off. These loans were originally classified as TDRs in 2012. Additionally, the Company advanced funds on a construction and land loan which was originally classified as a TDR in 2012. The customer had paid off the balances on the construction loan during 2021, before borrowing again in 2022. The loan is still classified as a TDR with $431,000 of charged off principal remaining from the original amount of $708,000. An agriculture loan totaling $250,000 was also paid off in 2022 after being classified as a TDR in 2021.

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

Subsequently, the Company evaluates each TDR individually and returns the loan to accrual status when a payment history is established after the restructuring and future payments are reasonably assured. There were no loans modified as TDRs for which there was a payment default within 12 months of modification as of December 31, 2022, 2021 and 2020. At December 31, 2022, there was $111,000 of commitments to lend additional funds on loans classified as TDRs. The Company did not record any charge-offs against loans classified as TDRs during 2022 and recorded a provision for loan loss of $152,000 against TDRs in 2022. The Company did not record any charge-offs against loans classified as TDRs during 2021 and recorded a credit provision for loan loss of $6,000 against TDRs during 2021. The Company did not record any charge-offs against loans classified as TDRs during 2020 and recorded a credit provision for loan loss of $1,000 against TDRs during 2020. The Company allocated $152,000 and $2,000 of the allowance for loan losses recorded against loans classified as TDRs at December 31, 2022 and 2021, respectively.

The following table presents information on loans that were classified as TDRs:

(Dollars in thousands)

	As of December 31, 2022			As of December 31, 2021
	Number of loans	Non-accrual balance	Accruing balance	Number of loans	Non-accrual balance	Accruing balance

One-to-four family residential real estate loans	2	$-	$156	2	$-	$161
Construction and land loans	2	195	217	3	681	113
Commercial real estate loans	2	1,224	-	2	1,224	-
Commercial loans	2	264	-	4	33	436
Agriculture	3	-	394	4	-	742
Municipal loans	1	-	36	1	-	36
Total troubled debt restructurings	12	$1,683	$803	16	$1,938	$1,488

As of December 31, 2022, all of the loan modifications and short-term forbearance and repayment plans in connection with the COVID-19 pandemic returned to contractual terms.

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2022 and 2021. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2021	$9,937
New loans	15,525
Repayments	(10,889)
Balance at December 31, 2022	$14,573

(7) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $183.5 million and $139.5 million at December 31, 2022 and 2021, respectively, and are generally at variable interest rates. Standby letters of credit totaled $2.7 million at December 31, 2022 and $1.9 million at December 31, 2021.

(8) Goodwill and Intangible Assets

The change in goodwill during 2022 is as follows:

Balance at January 1, 2022	$17,532
Acquired goodwill	14,667
Balance at December 31, 2022	$32,199

The Company performed its annual impairment test as of December 31, 2022. Based on the results of the qualitative analysis, the Company concluded it was more likely than not that its goodwill was not impaired.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$5,880	$(1,874)	$4,006

(Dollars in thousands)	As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$2,018	$(1,934)	$84

Amortization expense for the years ending December 31, 2022 and 2021 was $248,000 and $121,000. The following sets forth estimated amortization expense for core deposit intangible assets for the years ending December 31:

(Dollars in thousands)	Amortization
expense
2023	$765
2024	663
2025	588
2026	512
2027	436
Thereafter	1,042
Total	$4,006

(9) Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	As of December 31,
	2022	2021
FHLMC	$685,859	$697,484
FHLB	27,285	18,218
Total	$713,144	$715,702

Custodial escrow balances maintained in connection with serviced loans were $5.3 million at December 31, 2022 and $5.8 million at December 31 2021. Gross service fee income related to such loans was $1.8 million for the years ended December 31, 2022 and 2021, and $1.5 million for the year ended December 31, 2020, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	As of December 31,
	2022	2021
Mortgage servicing rights:
Balance at beginning of year	$4,193	$3,726
Additions	818	1,946
Amortization	(1,198)	(1,479)
Balance at end of year	$3,813	$4,193

At December 31, 2022 and 2021, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $10.3 million and $6.7 million at December 31, 2022 and 2021, respectively. Fair value at December 31, 2022 was determined using discount rate at 9.50%, prepayment speeds ranging from 6.00% to 21.34%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.47%. Fair value at December 31, 2021 was determined using discount rates ranging from 9.00% to 12.00%, prepayment speeds ranging from 6.02% to 23.70%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.34%.

The Company had a mortgage repurchase reserve of $225,000 at December 31, 2022 and $226,000 at December 31, 2021, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not make any provisions to the reserve, but did charge losses of $1,000 and $9,000 against the reserve during 2022 and 2021, respectively. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during 2020. As of December 31, 2022, the Company had no outstanding mortgage repurchase requests.

(10) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2022	2021
Land	Indefinite	$7,234	$6,279
Office buildings and improvements	10 - 50 years	23,839	21,097
Furniture and equipment	3 - 15 years	9,326	8,652
Automobiles	2 - 5 years	555	556
Total premises and equipment		40,954	36,584
Accumulated depreciation		(16,627)	(15,781)
Total premises and equipment, net		$24,327	$20,803

Depreciation expense totaled $1.1 million for the year ended December 31, 2022, $997,000 for the year ended December 31, 2021, and $987,000 during the year ended 2020 and was included in occupancy and equipment expense on the consolidated statements of earnings.

(11) Deposits

The following table presents the maturities of certificates of deposit at December 31, 2022:

(Dollars in thousands)
Year	Amount
2023	$78,419
2024	7,205
2025	2,677
2026	2,452
2027	2,486
Thereafter	39
Total	$93,278

The aggregate amount of certificate of deposit in denominations of $250,000 or more at December 31, 2022 and 2021 was $25.6 million and $23.4 million, respectively. As of December 31, 2022 and December 2021, the Company had no brokered deposits.

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2022	2021	2020
Certificate of deposit	$412	$476	$1,166
Money market and checking	2,318	500	899
Savings	46	47	40
Total	$2,776	$1,023	$2,105

(12) Federal Home Loan Bank Borrowings

The Bank has a line of credit, renewable annually each September, with the FHLB under which there were $8.2 million of borrowings at December 31, 2022 and no borrowings at December 2021. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (4.48% at December 31, 2022). The Company had no letters of credit issued through the FHLB at December 31, 2022 compared to $66.0 million at December 31, 2021 to secure municipal deposits. The Company did not have any term advances from FHLB at December 31, 2022 and 2021.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2022 and 2021, there was a blanket pledge of loans and securities totaling $139.0 million and $136.9 million, respectively. At December 31, 2022 and 2021, the Bank’s total borrowing capacity with the FHLB was approximately $111.0 million and $93.8 million, respectively. At December 31, 2022 and 2021, the Bank’s available borrowing capacity was $101.8 million and $67.5 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit issued to collateralized public fund deposits. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(13) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 2.85%. The interest rate at December 31, 2022 and 2021 was 7.26% and 2.98%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.34%. The interest rate at December 31, 2022 and 2021 was 6.11% and 1.54%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by Citizens Bank’s former holding company to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month LIBOR plus 1.62%. The interest rate at December 31, 2022 and 2021 was 6.35% and 1.84% respectively.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(14) Other Borrowings

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2023, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2022. As of December 31, 2022 and 2021, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, The Company borrowed $10.0 million from an unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $9.0 million at December 31, 2022 after the Company made extra principal payments during 2022.

At December 31, 2022 and 2021, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $65.4 million and $79.3 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million at December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were no borrowings through these correspondent bank federal funds agreements.

(15) Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $29.4 million at December 31, 2022, and $7.4 million at December 31, 2021, which were secured by $38.4 million and $9.2 million of the Bank’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

(Dollars in thousands)	Years ended December 31,
	2022	2021
Average daily balance during the year	$13,239	$5,915
Average interest rate during the year	1.11%	0.19%
Maximum month-end balance during the year	$33,930	$8,250
Weighted average interest rate at year-end	1.70%	0.19%

	As of December 31, 2022
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$25,973	$-	$-	$-	$25,973
U.S. federal agency obligations	1,236	-	-	-	1,236
Agency mortgage-backed securities	2,193	-	-	-	2,193
Total	$29,402	$-	$-	$-	$29,402

	As of December 31, 2021
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$325	$-	$-	$-	$325
U.S. federal agency obligations	3,008	-	-	-	3,008
Agency mortgage-backed securities	4,070	-	-	-	4,070
Total	$7,403	$-	$-	$-	$7,403

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

(16) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. Items outside the scope of ASC 606 are noted as such.

(Dollars in thousands)	Years ended December 31,
	2022	2021	2020
Non-interest income:
Service charges on deposits
Overdraft fees	$3,747	$2,987	$2,991
Other	787	679	644
Interchange income	3,098	3,261	2,604
Loan servicing fees (1)	1,819	1,780	1,534
Office lease income (1)	123	574	652
Gains on sales of loans (1)	3,444	10,487	15,155
Bank owned life insurance income (1)	780	686	611
Gains (losses) on sales of investment securities (1)	(1,103)	1,138	2,448
(Losses) gains on sales of premises and equipment and foreclosed assets	114	(4)	(29)
Other	891	673	748
Total non-interest income	$13,700	$22,261	$27,358

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the years 2022, 2021 or 2020.

(17) Income Taxes

Income tax expense (benefit) attributable to income from operations consisted of the following:

(Dollars in thousands)	Years ended December 31,
	2022	2021	2020
Current:
Federal	$559	$3,039	$4,582
State	(317)	967	708
Total current	242	4,006	5,290
Deferred:
Federal	994	662	(442)
State	238	196	(8)
Total deferred	1,232	858	(450)
Deferred tax valuation allowance	(42)	(50)	(53)
Income tax expense	$1,432	$4,814	$4,787

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2022	2021	2020
Computed “expected” tax expense	$2,375	$4,793	$5,099
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(633)	(645)	(695)
Excess tax benefit from stock option exercise	(4)	(29)	(26)
Bank owned life insurance	(180)	(156)	(137)
Reversal of unrecognized tax benefits, net	(465)	162	(229)
State income taxes, net of federal benefit	369	718	800
Investment tax credits	(23)	(19)	(28)
Other, net	(7)	(10)	3
	$1,432	$4,814	$4,787

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2022	2021
Deferred tax assets:
Unrealized loss on investment securities available-for-sale	$8,132	$-
Loans, including allowance for loan losses	2,879	2,041
State taxes	562	534
Other, net	210	184
Investments	184	70
Net operating loss carry forwards	181	223
Acquisition costs	120	141
Net deferred loan fees	78	125
Valuation allowance on other real estate	74	-
Deferred compensation arrangements	62	64
Total deferred tax assets	12,482	3,382
Less valuation allowance	(181)	(223)
Total deferred tax assets, net of valuation allowance	12,301	3,159

Deferred tax liabilities:
Intangible assets	1,324	387
Mortgage servicing rights	801	879
Prepaid expenses	554	314
Premises and equipment, net of depreciation	241	723
FHLB stock dividends	17	8
Unrealized gain on investment securities available-for-sale	-	1,259
Total deferred tax liabilities	2,937	3,570

Net deferred tax asset (liability)	$9,364	$(411)

The Company has Kansas corporate net operating loss carry forwards totaling $3.1 million and $3.8 million as of December 31, 2022 and 2021, respectively, which expire between 2023 and 2027. The Company has recorded a valuation allowance against the Kansas corporate net operating loss carry forwards. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2022.

Retained earnings at December 31, 2022 and 2021 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2022	2021
Unrecognized tax benefits at beginning of year	$2,290	$2,138
Gross increases to current year tax positions	390	325
Gross decreases to prior year’s tax positions	(61)	(125)
Lapse of statute of limitations	(462)	(48)
Unrecognized tax benefits at end of year	$2,157	$2,290

Tax years that remain open and subject to audit include the years 2019 through 2022 for both federal and state tax purposes. The Company recognized $462,000 and $48,000 of previously unrecognized tax benefits during 2022 and 2021, respectively. The gross unrecognized tax benefits of $2.2 million and $2.3 million at December 31, 2022 and December 31, 2021, respectively, would favorably impact the effective tax rate by $1.7 million and $1.8 million, respectively, if recognized. During 2022, the Company recorded an income tax benefit of $52,000 associated with interest and penalties. During 2021 and 2020, the Company recorded $298,000 and $71,000 of income tax expense respectively associated with interest and penalties. As of December 31, 2022 and 2021, the Company had accrued interest and penalties related to the unrecognized tax benefits of $571,000 and $623,000, respectively, which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $528,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(18) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $768,000, $800,000 and $750,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Split Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. The liability totaled $43,000 at December 31, 2022 and $44,000 at December 31, 2021.

Deferred Compensation Agreements. The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their respective retirements. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under these arrangements was $663,000 and $796,000 at December 31, 2022 and 2021, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded income associated with the deferred compensation agreements of $1,000 for the year ended December 31, 2022 and recorded expense associated with the deferred compensation agreements of $3,000 for the year ended December 31, 2021 and $10,000 for the year ended December 31, 2020. The liability balance is also impacted by changes in the value of the underlying assets supporting the agreements for directors who have not retired.

(19) Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards is recognized on a straight line basis over the vesting period, which is typically four years. The stock-based compensation cost related to these awards was $295,000, $323,000 and $304,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recognized tax benefits of $77,000, $113,000, and $105,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

On May 20, 2015, our stockholders approved the 2015 Stock Incentive Plan which authorized the issuance of equity awards covering 369,364 shares of common stock, as adjusted for subsequent stock dividends. On August 1, 2020, the Compensation Committee awarded 20,084 shares of restricted common stock, as adjusted for subsequent stock dividends. The value of the 20,084 shares was based on a stock price of $17.80 on the date such shares were granted, as adjusted for subsequent stock dividends. On August 1, 2021, the Compensation Committee awarded 3,175 shares of restricted common stock, as adjusted for subsequent stock dividends and options to acquire 53,646 shares of common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one year and the value was based on a stock price of $25.17 per share on the date such shares were granted, as adjusted for subsequent stock dividends. The options vest ratably over four years. On August 1, 2022, the Compensation Committee awarded 18,429 shares of restricted common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one or four years and the value was based on a stock price of $24.28 per share on the date such shares were granted, as adjusted for subsequent stock dividends.

The fair value of the options granted were determined using the following weighted-average assumptions as of the grant date:

	Years ended December 31,
	2022	2021	2020
Risk-free interest rate	n/a	1.00%	n/a
Expected term	n/a	7 year	n/a
Expected stock price volatility	n/a	28.51%	n/a
Dividend yield	n/a	2.88%	n/a

A summary of option activity during 2022 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at January 1, 2022	148,211	$22.97	7.8 years	$848
Granted	-	$-
Effect of 5% stock dividend	6,986
Forfeited/expired	(10,513)	$22.80
Exercised	(112)	$20.25
Outstanding at December 31, 2022	144,572	$21.87	6.8 years	$502
Exercisable at December 31, 2022	77,670	$21.12	6.0 years	$326
Fully vested options at December 31, 2022	77,670	$21.12	6.0 years	$326

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2022	2021	2020
Intrinsic value of options exercised (on exercise date)	$3	$141	$430
Cash received from options exercised	-	22	42
Excess tax benefit realized from options exercised	$-	$21	$32

As of December 31, 2022, there was $196,000 of total unrecognized compensation cost related to the 66,902 outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2023	$96
2024	63
2025	37
Total	$196

The fair value of restricted stock on the vesting date was $223,000, $229,000 and $202,000 during the years ended December 31, 2022, 2021 and 2020 respectively. A summary of nonvested restricted common stock activity during 2022 is presented below:

	Shares	Weighted average grant date price per share
Nonvested restricted common stock at January 1, 2022	17,379	$21.05
Granted	17,551	$25.49
Vested	(8,885)	$23.14
Forfeited	(1,214)	$20.02
Effect of 5% stock dividend	1,226
Nonvested restricted common stock at December 31, 2022	26,057	$23.50

As of December 31, 2022, there was $457,000 of total unrecognized compensation cost related to the 26,057 outstanding nonvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2023	$186
2024	126
2025	92
2026	53
Total	$457

(20) Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of December 31, 2022 and 2021, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)
	As of December 31, 2022
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$23,156	$23,156	$-	$-	$23,156
Interest-bearing deposits at other banks	9,084	-	9,084	-	9,084
Investment securities available-for-sale	489,306	123,111	366,195	-	489,306
Investment securities held-to-maturity	3,524	-	3,452	-	3,452
Bank stocks, at cost	5,470	n/a	n/a	n/a	n/a
Loans, net	841,149	-	-	828,726	828,726
Loans held for sale	2,488	-	2,488	-	2,488
Mortgage servicing rights	3,813	-	10,282	-	10,282
Accrued interest receivable	5,879	426	2,150	3,303	5,879
Derivative financial instruments	126	-	126	-	126

Financial liabilities:
Non-maturity deposits	$(1,207,371)	$(1,207,371)	$-	$-	$(1,207,371)
Certificates of deposit	(93,278)	-	(90,760)	-	(90,760)
FHLB borrowings	(8,200)	-	(8,200)	-	(8,200)
Subordinated debentures	(21,651)	-	(18,189)	-	(18,189)
Other borrowings	(38,402)	-	(36,183)	-	(36,183)
Accrued interest payable	(439)	-	(439)	-	(439)

(Dollars in thousands)
	As of December 31, 2021
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$189,213	$189,213	$-	$-	$189,213
Interest-bearing deposits at other banks	7,378	-	7,378	-	7,378
Investment securities available-for-sale	380,717	42,675	338,042	-	380,717
Bank stocks, at cost	2,905	n/a	n/a	n/a	n/a
Loans, net	653,233	-	-	663,625	663,625
Loans held for sale	4,795	-	4,795	-	4,795
Mortgage servicing rights	4,193	-	6,722	-	6,722
Accrued interest receivable	4,405	107	1,666	2,632	4,405
Derivative financial instruments	494	-	494	-	494

Financial liabilities:
Non-maturity deposits	$(1,042,374)	$(1,042,374)	$-	$-	$(1,042,374)
Certificates of deposit	(106,107)	-	(105,935)	-	(105,935)
Subordinated debentures	(21,651)	-	(16,375)	-	(16,375)
Other borrowings	(7403)	-	(7,403)	-	(7,403)
Accrued interest payable	(125)	-	(125)	-	(125)

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2022 or 2021.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2022 and 2021, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2022
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$123,111	$123,111	$-	$-
U. S. federal agency obligations	1,988	-	1,988	-
Municipal obligations, tax exempt	127,262	-	127,262	-
Municipal obligations, taxable	67,244	-	67,244	-
Agency mortgage-backed securities	169,701	-	169,701	-
Loans held for sale	2,488	-	2,488	-
Derivative financial instruments	126	-	126	-

(Dollars in thousands)		As of December 31, 2021
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$42,675	$42,675	$-	$-
U. S. federal agency obligations	17,195	-	17,195	-
Municipal obligations, tax exempt	137,984	-	137,984	-
Municipal obligations, taxable	40,046	-	40,046	-
Agency mortgage-backed securities	142,817	-	142,817	-
Loans held for sale	4,795	-	4,795	-
Derivative financial instruments	494	-	494	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain or loss on loans held for sale were as follows:

	As of December 31,
(Dollars in thousands)	2022	2021
Aggregate fair value	$2,488	$4,795
Contractual balance	2,468	4,651
Gain	$20	$144

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

	As of December 31,
(Dollars in thousands)	2022	2021	2020
Total change in fair value	$(368)	$(836)	$848

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not value its loan portfolio at fair value. Collateral-dependent impaired loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The loan balance of the Company’s impaired loans was $4.1 million at December 31, 2022 and $6.7 million at December 31, 2021, with an allocated allowance of $654,000 and $504,000, at December 31, 2022 and 2021, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements for impaired loans measure at fair value on a non-recurring basis as of December 31, 2022 and 2021.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of December 31, 2022
Impaired loans:
Commercial loans	$101	Sales comparison	Adjustment to comparable sales	0%-25%
Real estate owned:
One-to-four family residential real estate	272	Sales comparison	Adjustment to appraised value	15%
Commercial real estate	234	Sales comparison	Adjustment to appraised value	15%

As of December 31, 2021
Impaired loans:
Commercial loans	$5	Sales comparison	Adjustment to comparable sales	0%

(21) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of December 31, 2022, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of December 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2022 and 2021:

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)

As of December 31, 2022
Leverage	$122,275	8.14%	$60,100	4.0%
Common Equity Tier 1 Capital	101,275	10.37%	68,352	7.0%
Tier 1 Capital	122,275	12.52%	82,999	8.5%
Total Risk Based Capital	131,236	13.44%	102,528	10.5%

As of December 31, 2021
Leverage	$135,824	10.83%	$50,181	4.0%
Common Equity Tier 1 Capital	114,824	15.00%	53,592	7.0%
Tier 1 Capital	135,824	17.74%	65,077	8.5%
Total Risk Based Capital	144,739	18.91%	80,389	10.5%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2022 and 2021:

(Dollars in thousands)
					To be well-capitalized
			For capital		under regulatory
	Actual		adequacy purposes		guidelines
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2022
Leverage	$128,643	8.59%	$59,933	4.0%	$74,917	5.0%
Common Equity Tier 1 Capital	128,643	13.18%	68,309	7.0%	63,430	6.5%
Tier 1 Capital	128,643	13.18%	82,947	8.5%	78,068	8.0%
Total Risk Based Capital	137,604	14.10%	102,464	10.5%	97,585	10.0%

As of December 31, 2021
Leverage	$132,313	10.58%	$50,040	4.0%	$62,550	5.0%
Common Equity Tier 1 Capital	132,313	17.29%	53,563	7.0%	49,737	6.5%
Tier 1 Capital	132,313	17.29%	65,041	8.5%	61,215	8.0%
Total Risk Based Capital	141,228	18.46%	80,345	10.5%	76,519	10.0%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

(22) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2022	2021
Assets:
Cash and cash equivalents	$166	$1,121
Interest-bearing deposits at other banks	214	214
Investment in subsidiaries	140,802	154,978
Other	959	1,074
Total assets	$142,141	$157,387
Liabilities and stockholders’ equity:
Subordinated debentures	$21,651	$21,651
Other borrowings	9,000	-
Other	57	93
Stockholders’ equity	111,433	135,643
Total liabilities and stockholders’ equity	$142,141	$157,387

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2022	2021	2020
Dividends from Bank	$29,350	$4,600	$6,900
Dividends from nonbank subsidiary	490	1,000	-
Interest income	26	16	21
Other non-interest income	8	7	7
Interest expense	(998)	(472)	(614)
Other expense, net	(412)	(532)	(352)
Earnings before equity in undistributed earnings	28,464	4,619	5,962
(Decrease) increase in undistributed equity of Bank	(19,030)	13,599	13,087
Increase (decrease) in undistributed equity of nonbank subsidiary	155	(272)	248
Earnings before income taxes	9,589	17,946	19,297
Income tax benefit	(289)	(65)	(196)
Net earnings	9,878	18,011	19,493
Other comprehensive (loss) income	(28,946)	(5,567)	4,208
Total comprehensive income	$(19,068)	$12,444	$23,701

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$9,878	$18,011	$19,493
Decrease (increase) in undistributed equity of subsidiaries	18,875	(13,327)	(13,335)
Other	79	130	(312)
Net cash provided by operating activities	28,832	4,814	5,846

Cash flows from investing activities:
Net change in interest-bearing deposits at banks	-	(2)	26
Acquisition of Freedom Bancshares, Inc.	(33,350)	-	-
Net cash (used in) provided by investing activities	(33,350)	(2)	26

Cash flows from financing activities:
Proceeds from exercise of stock options	-	22	42
Payment of dividends	(4,198)	(3,818)	(3,633)
Purchase of treasury stock	(1,239)	-	(2,349)
Issuances of outstanding debt	10,065	-	-
Payment on outstanding debt	(1,065)	-	-
Net cash used in financing activities	3,563	(3,796)	(5,940)
Net (decrease) increase in cash	(955)	1,016	(68)
Cash at beginning of year	1,121	105	173
Cash at end of year	$166	$1,121	$105

Dividends paid by the Company are provided through dividends from the Bank and dividends from nonbank subsidiaries. At December 31, 2022, the Bank could distribute dividends of up to $7.7 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(23) Commitments, Contingencies and Guarantees

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Our auditors are not required to formally opine on the effectiveness of our internal control over financial reporting, in accordance with Sarbanes-Oxley because the Company is not an accelerated filer or a large accelerated filer. As a result, this annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K from the sections entitled “Proposal 1 - Election of Directors,” “Delinquent Section 16(a) Reports” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 24, 2023, which will be filed with the SEC no later than 120 days after December 31, 2022 (the “2023 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, are identified below:

Name	Age	Positions with the Company	Held position since

Michael E. Scheopner	61	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	55	Vice President, Secretary,
		Chief Financial Officer and Treasurer	October 2001

The executive officers of the Bank are identified below:

Name	Age	Positions with the Bank	Held position since

Michael E. Scheopner	61	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	55	Executive Vice President, Secretary
		and Chief Financial Officer	October 2001

Mark J. Oliphant	70	Executive Vice President, Market President-Central Region	February 2013

ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2023 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2023 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth the following information relating to the number of shares authorized for issuance under our equity compensation plans as of December 31, 2022:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans aprroved by security holders	144,572	(1)	$21.87	(2)	144,572	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	144,572		$21.87		144,572

(1) Reflects the number of underlying shares of our common stock assoicated with outstanding options granted under the 2015 Stock Incentive Plan, as adjusted for stock dividends.

(2) Reflects the weight-average exercise price with respoect to the exercise of outstanding options included in column (a).

(3) Reflects the number of shares of our common stock available for future issudance under the 2015 Stock Incentive Plan, as adjusted for stock dividends.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors” and “Certain Relationships and Related Transactions” of the 2023 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 2 - Ratification of Crowe LLP as our Independent Registered Public Accounting Firm” of the 2023 Proxy Statement.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15 (a)1 and 2. Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

Consolidated Balance Sheets – December 31, 2022 and 2021

Consolidated Statements of Earnings – Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 15(a)3 and (b). Exhibits

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated June 28, 2022, by and among Landmark Bancorp, Inc., LARK Investment Corporation and Freedom Bancshares, Inc.	Exhibit 2.1 to the registrants report on Form 8-K filed with the SEC on June 28, 2022 (SEC file no. 000-33203)
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the registrant’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the registrant’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	Exhibit 3.3 to the registrant’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466)
4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.1	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.1 to the registrant’s report on Form 10-K filed with the SEC on March 12, 2020 (SEC file no. 000-33203)
10.1*	Employment Agreement effective January 1, 2014 between Michael E. Scheopner, the Company and the Bank	Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.2*	Employment Agreement effective November 1, 2013 between Mark A. Herpich, the Company and the Bank	Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.3*	Employment Agreement effective November 1, 2013 between Mark J. Oliphant, the Company and the Bank	Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.4*	Form of Landmark Bancorp, Inc. Deferred Compensation Agreement	Exhibit 10.11 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)
10.5*	Landmark Bancorp, Inc. 2015 Stock Incentive Plan	Exhibit 10.20 to the registrant’s report on Form 10-K filed with the SEC on March 14, 2016 (SEC file no. 000-33203)
10.6*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.7*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.8*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.9	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2021, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 12, 2021 (SEC file no. 000-33203)
10.10	Change in Terms Agreement and Promissory Note, dated September 29, 2022, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 10, 2022 (SEC file no. 000-33203)
13.1	Letter to Stockholders and Corporate Information included in 2022 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe LLP		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

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

LANDMARK BANCORP, INC.
(Registrant)

By:	/s/ Michael E. Scheopner	By:	/s/ Mark A. Herpich	March 30, 2023
Michael E. Scheopner		Mark A. Herpich		Date
President and Chief Executive Officer		Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE

/s/ Michael E. Scheopner	March 30, 2023	President, Chief Executive Officer and Director (Principal Executive Officer)
Michael E. Scheopner	Date

/s/ Patrick L. Alexander	March 30, 2023	Chairman of the Board, Director
Patrick L. Alexander	Date

/s/ Mark A. Herpich	March 30, 2023	Vice President, Secretary, Treasurer and Chief
Mark A. Herpich	Date	Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard A. Ball	March 30, 2023	Director
Richard A. Ball	Date

/s/ Brent A. Bowman	March 30, 2023	Director
Brent A. Bowman	Date

/s/ Sarah Hill-Nelson	March 30, 2023	Director
Sarah Hill-Nelson	Date

/s/ Jim W. Lewis	March 30, 2023	Director
Jim W. Lewis	Date

/s/ Sandra J. Moll	March 30, 2023	Director
Sandra J. Moll	Date

/s/ Wayne R. Sloan	March 30, 2023	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 30, 2023	Director
David H. Snapp	Date

