Form 10-Q
period 2023-03-31
LANDMARK BANCORP INC
filed 2023-05-12
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of May 11, 2023, the issuer had outstanding 5,215,575 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and cash equivalents	$23,764	$23,156
Interest-bearing deposits at other banks	8,586	9,084
Investment securities available-for-sale, at fair value	490,170	489,306
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $0, fair value of $3,149 and 3,452	3,467	3,524
Bank stocks, at cost	6,876	5,470
Loans, net of allowance for credit losses of $10,267 and $8,791	859,541	841,149
Loans held for sale, at fair value	1,839	2,488
Bank owned life insurance	37,541	37,323
Premises and equipment, net	24,241	24,327
Goodwill	32,199	32,199
Other intangible assets, net	3,809	4,006
Mortgage servicing rights	3,652	3,813
Real estate owned, net	934	934
Accrued interest and other assets	24,198	26,088
Total assets	$1,520,817	$1,502,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$421,971	$410,142
Money market and checking	588,366	626,659
Savings	169,504	170,570
Certificates of deposit	114,189	93,278
Total deposits	1,294,030	1,300,649

Federal Home Loan Bank borrowings	37,804	8,200
Subordinated debentures	21,651	21,651
Other borrowings	28,750	38,402
Accrued interest and other liabilities	20,864	22,532
Total liabilities	1,403,099	1,391,434

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,215,925 and 5,213,232 shares issued at March 31, 2023 and December 31, 2022, respectively	52	52
Additional paid-in capital	84,413	84,273
Retained earnings	53,231	52,174
Accumulated other comprehensive loss	(19,978)	(25,066)
Total stockholders’ equity	117,718	111,433
Total liabilities and stockholders’ equity	$1,520,817	$1,502,867

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2023	2022
Interest income:
Loans	$11,376	$7,191
Investment securities:
Taxable	2,317	991
Tax-exempt	786	722
Interest-bearing deposits at banks	98	62
Total interest income	14,577	8,966
Interest expense:
Deposits	2,539	195
Subordinated debentures	364	123
Borrowings	727	3
Total interest expense	3,630	321
Net interest income	10,947	8,645
Provision for credit losses	49	(500)
Net interest income after provision for loan losses	10,898	9,145
Non-interest income:
Fees and service charges	2,358	2,188
Gains on sales of loans, net	693	905
Increase in cash surrender value of bank owned life insurance	218	187
Other	226	283
Total non-interest income	3,495	3,563

Non-interest expense:
Compensation and benefits	5,542	4,775
Occupancy and equipment	1,369	1,233
Data processing	589	340
Amortization of mortgage servicing rights and other intangibles	461	316
Professional fees	491	451
Other	1,891	1,723
Total non-interest expense	10,343	8,838
Earnings before income taxes	4,050	3,870
Income tax expense	693	737
Net earnings	$3,357	$3,133
Earnings per share:
Basic (1)	$0.64	$0.60
Diluted (1)	$0.64	$0.59
Dividends per share (1)	$0.21	$0.20

(1)	Per share amounts for the periods ended March 31, 2022 have been adjusted to give effect to the 5% stock dividend paid during December 2022.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2023	2022

Net earnings	$3,357	$3,133

Net unrealized holding gains (losses) on available-for-sale securities	6,739	(18,939)
Income tax effect on net unrealized holding (gains) losses	(1,651)	4,639
Other comprehensive loss	5,088	(14,300)

Total comprehensive income (loss)	$8,445	$(11,167)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2022	$50	$79,120	$52,593	$-	$3,880	$135,643
Net earnings	-	-	3,133	-	-	3,133
Other comprehensive loss	-	-	-	-	(14,300)	(14,300)
Dividends paid ($0.20 per share)	-	-	(1,049)	-	-	(1,049)
Stock-based compensation	-	86	-	-	-	86
Balance at March 31, 2022	$50	$79,206	$54,677	$-	$(10,420)	$123,513

Balance at January 1, 2023	$52	$84,273	$52,174	$-	$(25,066)	$111,433
Net earnings	-	-	3,357		-	3,357
Other comprehensive income	-	-	-	-	5,088	5,088
Dividends paid ($0.21 per share)	-	-	(1,096)	-	-	(1,096)
Cumulative effect of change in accounting principal from implementation of ASU 2016-13	-	-	(1,204)	-	-	(1,204)
Forfeiture of restricted common stock, 350 shares	-	-	-	-	-	-
Stock-based compensation	-	88	-	-	-	88
Exercise of stock options, 2,693 shares	-	52	-	-	-	52
Balance at March 31, 2023	$52	$84,413	$53,231	$-	$(19,978)	$117,718

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31
	2023	2022
Cash flows from operating activities:
Net earnings	$3,357	$3,133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	49	(500)
Amortization of investment security premiums, net	102	542
Accretion of purchase accounting adjustment on loans	(176)	(13)
Amortization of mortgage servicing rights and other intangibles	461	316
Depreciation	307	280
Increase in cash surrender value of bank owned life insurance	(218)	(187)
Stock-based compensation	88	86
Deferred income taxes	532	189
Net gains on sales of premises and equipment and foreclosed assets	-	(114)
Net gains on sales of loans	(693)	(905)
Proceeds from sales of loans	19,292	39,946
Origination of loans held for sale	(18,053)	(39,904)
Changes in assets and liabilities:
Accrued interest and other assets	98	813
Accrued expenses, taxes, and other liabilities	(1,697)	(1,091)
Net cash provided by operating activities	3,449	2,591
Cash flows from investing activities:
Net (increase) decrease in loans	(19,767)	28,597
Net change in interest-bearing deposits at banks	493	997
Maturities and prepayments of investment securities	12,367	12,838
Purchases of investment securities	(6,589)	(118,585)
Redemption of bank stocks	2,011	92
Purchase of bank stocks	(3,417)	(43)
Proceeds from sales of premises and equipment and foreclosed assets	-	1,379
Purchases of premises and equipment, net	(221)	(396)
Net cash used in investing activities	(15,123)	(75,121)
Cash flows from financing activities:
Net (decrease) increase in deposits	(6,626)	(8,916)
Federal Home Loan Bank advance borrowings	209,670	-
Federal Home Loan Bank advance repayments	(180,066)	-
Repayments on other borrowings	(333)	-
Change in repurchase agreements	(9,319)	(399)
Proceeds from exercise of stock options	52	-
Payment of dividends	(1,096)	(1,049)
Net cash provided by (used in) financing activities	12,282	(10,364)
Net increase (decrease) in cash and cash equivalents	608	(82,894)
Cash and cash equivalents at beginning of period	23,156	189,213
Cash and cash equivalents at end of period	$23,764	$106,319

(Continued)

6

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	6	324
Cash paid for operating leases	42	34

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2023, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three-month interim period ended March 31, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Recent Developments

The increase in interest rates has impacted financial institutions resulting in higher costs of funding and lower fair values for investment securities. Three large regional banks have been closed by the Federal Deposit Insurance Corporation (FDIC) mainly due to liquidity concerns, resulting from interest rate risk issues and large concentrations of uninsured corporate deposits. The liquidity issues were unique to the way these banks operated and don’t believe are reflective of our Company. The Company maintains strong capital and liquidity, and a stable, conservative deposit portfolio with a majority of deposits being retail-based and FDIC insured. The Company spends significant time each month monitoring interest rate and concentration risks through asset/liability management and lending strategies that involve a relationship-based banking model that the Company believes offers stability and consistency.

3. Summary of Significant Accounting Policies

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminate the probable initial recognition threshold under previous GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans. Under prior GAAP, a purchased loan’s contractual balance was adjusted to fair value through a credit discount, and no reserve was recorded on the purchased loan upon acquisition. Under CECL loans determined to be purchased credit deteriorated will have an allowance for credit losses established through purchase accounting. Finally, increased disclosure requirements under CECL oblige organizations to present credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies.

On January 1, 2023, the Company adopted CECL. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity investment securities. It also applies to off-balance credit exposures not accounted for as insurance (loan commitments and standby letters of credit). In addition, ASC 326 made changes to the accounting for available-for-sale investment securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP requirements. The adoption of CECL resulted in an increase in the allowance for credit losses on loans of $1.5 million, an initial allowance for credit losses on held-to-maturity investment securities of $72,000, an increase in deferred tax assets of $391,000 and a decrease in retained earnings of $1.2 million. The increases in allowance for credit losses is primarily due to moving to a weighted average remaining maturity allowance methodology and the transition of purchase accounting discounts on loans from an adjustment to amortized cost in the allowance calculation.

The following table illustrates the impact of ASC 326:

	January 1, 2023
(Dollars in thousands)	As reported under ASC 326	Pre-ASC 326 adoption	Impact of ASC 326 adoption

Allowance for credit losses:
Held-to-maturity investment securities	$72	$-	$72

One-to-four family residential real estate loans	$1,677	$655	$1,022
Construction and land loans	166	117	49
Commercial real estate loans	4,221	3,158	1,063
Commercial loans	2,898	2,753	145
Paycheck protection program loans	-	-	-
Agriculture loans	1,142	1,966	(824)
Municipal loans	16	5	11
Consumer loans	194	137	57
Total allowance for credit losses for loans	$10,314	$8,791	$1,523

Unfunded loan commitments	$170	$170	$-

Investment Securities. Investment securities are classified as held-to-maturity when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Held-to-maturity securities are carried at amortized cost while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Allowance for Credit Losses – Held-to-Maturity Investment Securities. Management measures expected credit losses on held-to-maturity investment securities on a collective basis by major security type. Accrued interest is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical loss information adjusted for current conditions and reasonable and supportable forecasts.

Allowance for Credit Losses – Available-for-Sale Investment Securities. For available-for-sale investment securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of the security or security issuer, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected was less than the amortized cost basis, a credit loss existed and an allowance for credit losses would be recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for or reversal of credit loss expense. Losses are charged against the allowance for credit losses when the Company determines the available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. The Company does not estimate credit losses on available-for-sale security accrued interest receivable.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. The amortized cost is the principal balance outstanding net of previous charge-offs, and for purchased loans, net of unamortized purchase premiums and discounts. Interest income is accrued on the unpaid principal balance. Origination fees received on loans held in portfolio and the estimated direct costs of origination are deferred and amortized to interest income using the level yield method without anticipating prepayments.

The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of the principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are evaluated individually and are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses - Loans. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. The analysis is updated on a quarterly basis based on historical loss information adjusted for current conditions and reasonable and supportable forecasts. Additionally, the Company considers asset quality trends, composition and trends in the loan portfolio, underlying collateral values, industry trends and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses expected in the loan portfolio at the balance sheet date. The allowance is adjusted through provision for credit losses and charge-offs, net of recoveries of amounts previously charged off.

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics. The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses.

One-to-Four Family Residential Real Estate. One-to-four family residential real estate loans consists primarily of loans secured by 1-4 family residential properties. Repayment is primarily dependent on the personal cash flow of the borrower.

Construction and Land. Construction and land loans consist primarily of loans to facilitate the development of both residential and commercial real estate. Repayment is primarily dependent on the completion of the development and refinancing to longer term financing.

Commercial Real Estate. Commercial real estate loans consist primarily of loans secured by office buildings, industrial buildings, warehouses, retail buildings and multi-family housing and are primarily owner-occupied. For such loans, repayment is largely dependent upon the operation of the borrower’s business.

Commercial. Commercial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes. These loans are generally secured by equipment, inventory and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.

Agriculture. Agriculture loans include operating and real estate loans to agriculture enterprises. Generally, the borrower’s ability to repay is based on the cash flows from farming operations.

Municipal. Municipal loans are generally related to equipment leasing or general fund loans. Repayment is primarily dependent on the tax revenue of the municipal entity.

Consumer. Consumer loans include automobile, boat, home improvement and home equity loans. Repayment is primarily dependent on the personal cash flow of the borrower.

The Company utilized a weighted average remaining maturity allowance methodology to calculate the allowance for credit losses. Historical loss rates are adjusted for current conditions and reasonable and supportable forecasts. Following the economic forecast period loss rates revert back to historical loss rates over a reasonable period of time. Additional adjustments for qualitative factors are included to quantify the risks within each of the loan categories that are not included in the historical loss rates or economic projections. The data for the allowance calculation may be obtained from internal or external sources.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated loan pools. Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral.

The Company estimates expected credit losses over the contractual term of obligations to extend credit, unless the obligation is unconditionally cancellable. The allowance for off-balance-sheet exposures is adjusted through the provision for credit losses. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions used to estimated credit losses on loans.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures which eliminated the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors in ASC 310-40. The update also enhanced disclosure required for loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments to this ASU require a public business entity to disclose current period gross charge-offs by year of origination for loans in the vintage disclosures.

On January 1, 2023, the Company adopted ASU 2022-02, electing the prospective approach. The adoption did not have a material effect on the Company’s operating results or financial condition. The disclosures in this document have been updated to reflect the new guidance.

Loans Modifications. Loan modifications, including modifications to borrowers experiencing financial difficulty, are treated as a new loan if two conditions are met. The terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks and modifications to the terms of the original loan are more than minor.

4. Investments

A summary of investment securities available-for-sale and held-to-maturity is as follows:

(Dollars in thousands)	As of March 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$127,880	$-	$(6,121)	$121,759
U. S. federal agency obligations	2,001	-	(8)	1,993
Municipal obligations, tax exempt	130,326	161	(2,206)	128,281
Municipal obligations, taxable	78,164	113	(4,809)	73,468
Agency mortgage-backed securities	178,259	169	(13,759)	164,669
Total available-for-sale	$516,630	$443	$(26,903)	$490,170

	As of March 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Held-to-maturity:
Other	$3,467	$-	$(318)	$3,149
Total held-to-maturity	$3,467	$-	$(318)	$3,149

	As of December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$130,684	$-	$(7,573)	$123,111
U. S. federal agency obligations	2,002	-	(14)	1,988
Municipal obligations, tax exempt	130,848	59	(3,645)	127,262
Municipal obligations, taxable	73,520	14	(6,290)	67,244
Agency mortgage-backed securities	185,451	172	(15,922)	169,701
Total available-for-sale	$522,505	$245	$(33,444)	$489,306

	As of December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Held-to-maturity:
Other	$3,524	$5	$(77)	$3,452
Total held-to-maturity	$3,524	$5	$(77)	$3,452

The amortized cost of the above held-to-maturity investments has been further reduced by the allowance for credit losses of $91,000 at March 31, 2023.

The tables above show that some of the securities in the available-for-sale and held-to-maturity investment portfolios had unrealized losses, or were temporarily impaired, as of March 31, 2023 and December 31, 2022. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of March 31, 2023
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale:	securities	value	losses	value	losses	value	losses
U.S. treasury securities	66	$17,306	$(465)	$104,452	$(5,656)	$121,758	$(6,121)
U.S. federal agency obligations	1	1,993	(8)	-	-	1,993	(8)
Municipal obligations, tax exempt	222	43,274	(314)	55,701	(1,892)	98,975	(2,206)
Municipal obligations, taxable	108	40,834	(1,557)	24,672	(3,252)	65,506	(4,809)
Agency mortgage-backed securities	100	35,877	(937)	118,322	(12,822)	154,199	(13,759)
Total for available-for-sale	497	$139,284	$(3,281)	$303,147	$(23,623)	$442,431	$(26,904)

Held-to-maturity:
Other	7	$3,149	$(318)	$-	$-	$3,149	$(318)
Total held-to-maturity	7	3,149	(318)	-	-	3,149	(318)

		As of December 31, 2022
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale:	securities	value	losses	value	losses	value	losses
U.S. treasury securities	67	$85,988	$(4,591)	$37,123	$(2,982)	$123,111	$(7,573)
U.S. federal agency obligations	1	1,988	(14)	-	-	1,988	(14)
Municipal obligations, tax exempt	274	107,262	(3,020)	8,495	(625)	115,757	(3,645)
Municipal obligations, taxable	108	54,746	(5,006)	7,571	(1,284)	62,317	(6,290)
Agency mortgage-backed securities	100	78,971	(4,550)	79,882	(11,372)	158,853	(15,922)
Total for available-for-sale	550	328,955	(17,181)	133,071	(16,263)	462,026	(33,444)

Held-to-maturity:
Other	6	$3,009	$(77)	$-	$-	$3,009	$(77)
Total held-to-maturity	6	3,009	(77)	-	-	3,009	(77)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of March 31, 2023 and December 31, 2022.

The Company’s U.S. federal agency portfolio consists of securities issued by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Bank (“FHLB”). The receipt of principal and interest on U.S. federal agency obligations is guaranteed by the respective government-sponsored agency guarantor, such that the Company believes that its U.S. federal agency obligations do not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the U.S. federal agency obligations identified in the tables above were temporarily impaired as of March 31, 2023 and December 31, 2022.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2023, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2023 and December 31, 2022.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of FHLMC, FNMA and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of March 31, 2023 and December 31, 2022.

The United States (US) is currently near its debt ceiling limit and is projected to exhaust funds by June 1, 2023 unless the debt ceiling is increased or suspended. A default by the US government could negatively impact the fair value of the Company’s available-for-sale investment securities and potentially decrease market liquidity for these investment securities.

The Company’s other investment securities portfolio consists of seven subordinated debentures issued by financial institutions. These investment securities were acquired in the Freedom Bank acquisition and classified as held-to-maturity. The securities were issued in 2021 and 2022 with a 10 year maturity and a fixed rate for five years. The securities are callable after the end of the fixed rate term. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the other securities identified in the tables above were temporarily impaired as of March 31, 2023 and December 31, 2022.

The following table provides information on the Company’s allowance for credit losses related to held-to-maturity investment securities.

(dollar in thousands)
Balance at January 1, 2023	$-
Impact of adopting ASC 326	72
Provision for credit losses	19
Balance at March 31, 2023	$91

The table below sets forth amortized cost and fair value of investment securities at March 31, 2023. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
Available-for-sale:	cost	fair value
Due in less than one year	$25,401	$25,096
Due after one year but within five years	281,185	265,879
Due after five years but within ten years	155,835	147,293
Due after ten years	54,209	51,902
Total available-for-sale	$516,630	$490,170

Held-to-maturity:
Due after one year but within five years	3,467	3,149
Total held-to-maturity	$3,467	$3,149

The Company did not record any sales of available-for-sale securities during the three months ended March 31, 2023 and 2022.

Securities with carrying values of $424.2 million and $420.8 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at March 31, 2023 and December 31, 2022, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

5. Loans and Allowance for Credit Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2023	2022

One-to-four family residential real estate loans	$246,079	$236,982
Construction and land loans	23,137	22,725
Commercial real estate loans	316,900	304,074
Commercial loans	172,331	173,415
Paycheck protection program loans	21	21
Agriculture loans	80,499	84,283
Municipal loans	2,004	2,026
Consumer loans	28,835	26,664
Total gross loans	869,806	850,190
Net deferred loan costs (fees) and loans in process	2	(250)
Allowance for credit losses	(10,267)	(8,791)
Loans, net	$859,541	$841,149

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology:

	Three months ended March 31, 2023
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2023	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791
Impact of adopting ASC 326	1,022	49	1,063	145	-	(824)	11	57	1,523
Charge-offs	-	-	-	(17)	-	-	-	(91)	(108)
Recoveries	-	-	-	9	-	16	-	36	61
Provision for credit losses	80	4	217	(276)	-	(99)	1	73	-
Balance at March 31, 2023	$1,757	$170	$4,438	$2,614	$-	$1,059	$17	$212	$10,267

	Three months ended March 31, 2022
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2022	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775
Charge-offs	-	-	-	-	-	-	-	(53)	(53)
Recoveries	-	100	-	14	-	1	6	14	135
Provision for credit losses	1	(92)	10	(162)	-	(293)	(6)	42	(500)
Balance at March 31, 2022	$624	$146	$3,061	$2,465	$-	$1,929	$6	$126	$8,357

	As of December 31, 2022
(Dollars in thousands)	One-to-four family residential real estate loan	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Individually evaluated for loss	$-	$-	$-	$636	$-	$18	$-	$-	$654
Collectively evaluated for loss	655	117	3,158	2,117	-	1,948	5	137	8,137
Total	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791

Loan balances:
Individually evaluated for loss	$326	$412	$1,224	$812	$-	$1,319	$36	$-	$4,129
Collectively evaluated for loss	236,656	22,313	302,850	172,603	21	82,964	1,990	26,664	846,061
Total	$236,982	$22,725	$304,074	$173,415	$21	$84,283	$2,026	$26,664	$850,190

The Company recorded net loan charge-offs of $47,000 during the first quarter of 2023 compared to net loan recoveries of $82,000 during the first quarter of 2022.

The following table presents information on non-accrual and loans past due over 89 days and still accruing:

(Dollars in thousands)	As of March 31, 2023
	Non-accrual with no allowance for credit loss	Non-accrual	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$39	$-	$-
Construction and land loans	195	-	-
Commercial real estate loans	1,224	-	-
Commercial loans	49	991	-
Paycheck protection program loans
Agriculture loans	806	14	-
Municipal loans	-	-	-
Consumer loans	-	-	-
Total loans	$2,313	$1,005	$-

The following table presents information on impaired loans:

(Dollars in thousands)	As of December 31, 2022
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$326	$326	$326	$-	$-	$357	$9
Construction and land	843	412	412	-	-	243	10
Commercial real estate	1,224	1,224	1,224	-	-	1,224	47
Commercial	1,063	812	75	737	636	865	5
Agriculture	1,402	1,319	1,301	18	18	1,433	64
Municipal	36	36	36	-	-	36	1
Total impaired loans	$4,894	$4,129	$3,374	$755	$654	$4,158	$136

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at March 31, 2023 or December 31, 2022.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2023
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$178	$-	$-	$178	$39	$217	$245,862
Construction and land loans	-	-	-	-	195	195	22,942
Commercial real estate loans	-	-	-	-	1,224	1,224	315,676
Commercial loans	1,242	10	-	1,252	1,040	2,292	170,039
Paycheck protection program loans	-	21	-	21	-	21	-
Agriculture loans	-	20	-	20	820	840	79,659
Municipal loans	-	-	-	-	-	-	2,004
Consumer loans	30	-	-	30	-	30	28,805
Total	$1,450	$51	$-	$1,501	$3,318	$4,819	$864,987

Percent of gross loans	0.17%	0.01%	0.00%	0.18%	0.38%	0.56%	99.44%

(Dollars in thousands)	As of December 31, 2022
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$8	$72	$-	$80	$170	$250	$236,732
Construction and land loans	-	-	-	-	195	195	22,530
Commercial real estate loans	-	-	-	-	1,224	1,224	302,850
Commercial loans	-	411	-	411	812	1,223	172,192
Paycheck protection program loans	-	-	-	-	-	-	21
Agriculture loans	-	180	-	180	925	1,105	83,178
Municipal loans	-	-	-	-	-	-	2,026
Consumer loans	67	-	-	67	-	67	26,597
Total	$75	$663	$-	$738	$3,326	$4,064	$846,126

Percent of gross loans	0.01%	0.08%	0.00%	0.09%	0.39%	0.48%	99.52%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2023 and 2022 would have increased interest income by $26,000 and $186,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2023 and 2022.

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

The following table presents information on the Company’s risk category of loans by type and year of origination:

(Dollars in thousands)	As of March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$17,516	$90,427	$46,623	$36,558	$15,492	$34,808	$4,185	$432	$246,041
Classified	-	-	-	-	-	38	-	-	38
Total	$17,516	$90,427	$46,623	$36,558	$15,492	$34,846	$4,185	$432	$246,079
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$755	$9,275	$6,165	$2,733	$2,096	$480	$1,060	$378	$22,942
Classified	-	-	-	-	-	195	-	-	195
Total	$755	$9,275	$6,165	$2,733	$2,096	$675	$1,060	$378	$23,137
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$15,764	$78,829	$60,602	$54,433	$32,097	$66,317	$4,488	$450	$312,980
Classified	-	-	1,244	319	-	2,357	-	-	3,920
Total	$15,764	$78,829	$61,846	$54,752	$32,097	$68,674	$4,488	$450	$316,900
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$6,793	$41,303	$24,022	$20,900	$4,322	$6,308	$57,328	$5,433	$166,409
Classified	174	862	178	431	662	52	3,344	219	5,922
Total	$6,967	$42,165	$24,200	$21,331	$4,984	$6,360	$60,672	$5,652	$172,331
Charge-offs	$-	$(17)	$-	$-	$-	$-	$-	$-	$(17)
Paycheck protection program loans
Nonclassified	$-	$-	$21	$-	$-	$-	$-	$-	$21
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$21	$-	$-	$-	$-	$-	$21
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Agriculture loans
Nonclassified	$1,847	$13,938	$5,647	$4,679	$4,408	$13,606	$34,608	$946	$79,679
Classified	-	-	-	-	50	114	64	592	820
Total	$1,847	$13,938	$5,647	$4,679	$4,458	$13,720	$34,672	$1,538	$80,499
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$-	$156	$-	$-	$-	$1,848	$-	$-	$2,004
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$156	$-	$-	$-	$1,848	$-	$-	$2,004
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$2,972	$1,974	$2,483	$1,482	$9	$5,590	$14,288	$37	$28,835
Classified	-	-	-	-	-	-	-	-	-
Total	$2,972	$1,974	$2,483	$1,482	$9	$5,590	$14,288	$37	$28,835
Charge-offs	$-	$-	$-	$-	$-	$-	$(91)	$-	$(91)
Total loans
Nonclassified	$45,647	$235,902	$145,563	$120,785	$58,424	$128,957	$115,957	$7,676	$858,911
Classified	174	862	1,422	750	712	2,756	3,408	811	10,895
Total	$45,821	$236,764	$146,985	$121,535	$59,136	$131,713	$119,365	$8,487	$869,806
Charge-offs	$-	$(17)	$-	$-	$-	$-	$(91)	$-	$(108)

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2022
(Dollars in thousands)	Nonclassified	Classified

One-to-four family residential real estate loans	$236,663	$319
Construction and land loans	22,530	195
Commercial real estate loans	300,216	3,858
Commercial loans	165,709	7,706
Paycheck protection program loans	21	-
Agriculture loans	83,358	925
Municipal loan	2,026	-
Consumer loans	26,664	-
Total	$837,187	$13,003

The following table provides information on the Company’s allowance for credit losses related to unfunded loan commitments.

(dollars in thousands)
Balance at January 1, 2023	$170
Impact of adopting ASC 326	-
Provision for credit losses	30
Balance at March 31, 2023	$200

The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023 by class, type of modification and includes the financial effect of the modification.

(Dollars in thousands)	As of March 31, 2023
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$152	0.1%	90 day payment deferral

As of March 31, 2023, all loans both experiencing financial difficulty and modified during the three months ended March 31, 2023 were current under the terms of the agreements. There were no commitments to lend additional funds to the borrowers and there were no charge-offs recorded against the loans. The Company had no allowance for credit losses recorded against these loans as of March 31, 2023. The Company did not have any loan modifications that had a payment default during the three months ended March 31, 2023.

6. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2022 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first three months of 2023 that required an interim goodwill impairment test.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of March 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$5,880	$(2,071)	$3,809

(Dollars in thousands)	As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$5,880	$(1,874)	$4,006

The following sets forth estimated amortization expense for core deposit and intangible assets for the remainder of 2023 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2023	$568
2024	663
2025	588
2026	512
2027	436
2028	360
Thereafter	682
Total	$3,809

7. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	March 31, 2023	December 31, 2022
FHLMC	$680,848	$685,859
FHLB	27,907	27,285
Total	$708,755	$713,144

Custodial escrow balances maintained in connection with serviced loans were $9.4 million and $5.3 million at March 31, 2023 and December 31, 2022, respectively. Custodial escrow balances are included in the deposit balances on the balance sheet. Gross service fee income related to such loans was $453,000 and $454,000 for the three months ended March 31, 2023 and 2022, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights was as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2023	2022
Mortgage servicing rights:
Balance at beginning of period	$3,813	$4,193
Additions	103	234
Amortization	(264)	(299)
Balance at end of period	$3,652	$4,128

The fair value of mortgage servicing rights was $9.9 million and $10.3 million at March 31, 2023 and December 31, 2022, respectively. Fair value at March 31, 2023 was determined using discount rate of 9.50%; prepayment speeds ranging from 6.00% to 24.22%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.53%. Fair value at December 31, 2022 was determined using discount rates at 9.50%; prepayment speeds ranging from 6.00% to 21.34%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.47%.

The Company had a mortgage repurchase reserve of $210,000 at March 31, 2023 and $225,000 at December 31, 2022, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged a $15,000 loss against the reserve during the first three months ended March 31, 2023. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the first three months ended March 31, 2022. As of March 31, 2023, the Company did not have any outstanding mortgage repurchase requests.

8. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three months ended March 31, 2023 excluded 49,255 of unexercised stock options because their inclusion would have been anti-dilutive during such period. The diluted earnings per share computation for the three months ended March 31, 2022 excluded 53,642 of unexercised stock options because their inclusion would have been anti-dilutive during such period. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid May 31, 2023, to common stockholders of record as of the close of business on May 17, 2023. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2023	2022
Net earnings	$3,357	$3,133

Weighted average common shares outstanding - basic (1)	5,213,125	5,247,332
Assumed exercise of stock options (1)	7,563	20,576
Weighted average common shares outstanding - diluted (1)	5,220,688	5,267,908
Earnings per share (1):
Basic	$0.64	$0.60
Diluted	$0.64	$0.59

(1)	Share and per share values for the periods ended March 31, 2022 have been adjusted to give effect to the 5% stock dividend paid during December 2022.

9. Federal Home Loan Bank Borrowings

The Bank has a line of credit, renewable annually each September, with the FHLB under which there were $37.8 million of borrowings at March 31, 2023 and $8.2 million at December 31, 2022. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (4.99% at March 31, 2023). The Company had no letters of credit issued through the FHLB at March 31, 2023 and at December 31, 2022 to secure municipal deposits. The Company did not have any term advances from FHLB at March 31, 2023 or December 31, 2022.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At March 31, 2023 and December 31, 2022, there was a blanket pledge of loans and securities totaling $267.6 million and $139.0 million, respectively. At March 31, 2023 and December 31, 2022, the Bank’s total borrowing capacity with the FHLB was approximately $189.9 million and $111.0 million, respectively. At March 31, 2023 and December 31, 2022, the Bank’s available borrowing capacity was $151.1 million and $101.8 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

10. Other Borrowings

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2023, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, the Company borrowed $10.0 million from an unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $8.7 million and $9.0 million at March 31, 2023 and December 31, 2022, respectively.

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $20.1 million at March 31, 2023 and $29.4 million at December 31, 2022, which were secured by $30.8 million and $38.4 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of March 31, 2023
(dollars in thousands)	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$16,355	$-	$-	$-	$16,355
U.S. federal agency obligations	606	-	-	-	606
Agency mortgage-backed securities	3,122	-	-	-	3,122
Total	$20,083	$-	$-	$-	$20,083

	As of December 31, 2022
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$25,973	$-	$-	$-	$25,973
U.S. federal agency obligations	1,236	-	-	-	1,236
Agency mortgage-backed securities	2,193	-	-	-	2,193
Total	$29,402	$-	$-	$-	$29,402

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

11. Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. Items outside the scope of ASC 606 are noted as such.

	Three months ended
(Dollars in thousands)	March 31,
	2023	2022
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$875	$823
Other	232	160
Interchange income	737	707
Loan servicing fees (1)	453	454
Office lease income (1)	70	33
Gains on sales of loans (1)	693	905
Bank owned life insurance income (1)	218	187
Other	217	180
Total non-interest income	$3,495	$3,563

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first three months of 2023 or 2022.

12. Fair Value of Financial Instruments and Fair Value Measurements

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

Fair value estimates of the Company’s financial instruments as of March 31, 2023 and December 31, 2022, including methods and assumptions utilized, are set forth below:

	As of March 31, 2023
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$23,764	$23,764	$-	$-	$23,764
Interest-bearing deposits at other banks	8,586	-	8,586	-	8,586
Investment securities available-for-sale	490,170	121,759	368,411	-	490,170
Investment securities held-to-maturity	3,467	-	3,149	-	3,149
Bank stocks, at cost	6,876	n/a	n/a	n/a	n/a
Loans, net	859,541	-	-	849,337	849,337
Loans held for sale	1,839	-	1,839	-	1,839
Mortgage servicing rights	3,652	-	9,943	-	9,943
Accrued interest receivable	5,756	332	2,015	3,409	5,756
Derivative financial instruments	289	-	289	-	289

Financial liabilities:
Non-maturity deposits	$(1,179,841)	$(1,179,841)	$-	$-	$(1,179,841)
Certificates of deposit	(114,189)	-	(112,033)	-	-
FHLB borrowings	(37,804)	-	(37,804)	-	(37,804)
Subordinated debentures	(21,651)	-	(17,357)	-	-
Other borrowings	(28,750)	-	(28,594)	-	-
Accrued interest payable	(707)	-	(707)	-	(707)
Derivative financial instruments	(53)	-	(53)	-	(53)

	As of December 31, 2022
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$23,156	$23,156	$-	$-	$23,156
Interest-bearing deposits at other banks	9,084	-	9,084	-	9,084
Investment securities available-for-sale	489,306	123,111	366,195	-	489,306
Investment securities held-to-maturity	3,524	-	3,452	-	3,452
Bank stocks, at cost	5,470	n/a	n/a	n/a	n/a
Loans, net	841,149	-	-	828,726	828,726
Loans held for sale	2,488	-	2,488	-	2,488
Mortgage servicing rights	3,813	-	10,282	-	10,282
Accrued interest receivable	5,879	426	2,150	3,303	5,879
Derivative financial instruments	126	-	126	-	126

Financial liabilities:
Non-maturity deposits	$(1,207,371)	$(1,207,371)	$-	$-	$(1,207,371)
Certificates of deposit	(93,278)	-	(90,760)	-	(90,760)
FHLB borrowings	(8,200)	-	(8,200)	-	(8,200)
Subordinated debentures	(21,651)	-	(18,189)	-	(18,189)
Other borrowings	(38,402)	-	(36,183)	-	(36,183)
Accrued interest payable	(439)	-	(439)	-	(439)

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2023 or during the year ended December 31, 2022.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2023
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$121,759	$121,759	$-	$-
U. S. federal agency obligations	1,993	-	1,993	-
Municipal obligations, tax exempt	128,281	-	128,281	-
Municipal obligations, taxable	73,468	-	73,468	-
Agency mortgage-backed securities	164,669	-	164,669	-
Loans held for sale	1,839	-	1,839	-
Derivative financial instruments	289	-	289	-
Liability:
Derivative financial instruments	(53)	-	(53)	-

		As of December 31, 2022
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$123,111	$123,111	$-	$-
U. S. federal agency obligations	1,988	-	1,988	-
Municipal obligations, tax exempt	127,262	-	127,262	-
Municipal obligations, taxable	67,244	-	67,244	-
Agency mortgage-backed securities	169,701	-	169,701	-
Loans held for sale	2,488	-	2,488	-
Derivative financial instruments	126	-	126	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
(Dollars in thousands)	March 30, 2023	December 31, 2022
Aggregate fair value	$1,839	$2,488
Contractual balance	1,826	2,468
Gain	$13	$20

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

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Total change in fair value	$111	$(13)

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $4.1 million at March 31, 2023 and December 31, 2022, respectively. The Company’s individually evaluated loans with an allowance for credit losses was $1.1 million and $755,000, with an allocated allowance of $625,000 and $654,000, at March 31, 2023 and December 31, 2022, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2023
Impaired loans:
Commercial	$379	Sales comparison	Adjustment to comparable value	0%-25%

As of December 31, 2022
Impaired loans:
Commercial	$101	Sales comparison	Adjustment to comparable value	0%-25%
Real estate owned:
One-to-four family residential real estate	272	Sales comparison	Adjustment to appraised value	15%
Commercial real estate	234	Sales comparison	Adjustment to appraised value	15%

13. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2023 and December 31, 2022.

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of March 31, 2023
Leverage	$123,487	8.23%	$59,989	4.0%
Common Equity Tier 1 Capital	102,487	10.29%	69,702	7.0%
Tier 1 Capital	123,487	12.40%	84,638	8.5%
Total Risk Based Capital	134,045	13.46%	104,552	10.5%

As of December 31, 2022
Leverage	$122,275	8.14%	$60,100	4.0%
Common Equity Tier 1 Capital	101,275	10.37%	68,352	7.0%
Tier 1 Capital	122,275	12.52%	82,999	8.5%
Total Risk Based Capital	131,236	13.44%	102,528	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2023 and December 31, 2022:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of March 31, 2023
Leverage	$129,947	8.69%	$59,823	4.0%	$74,779	5.0%
Common Equity Tier 1 Capital	129,947	13.06%	69,641	7.0%	64,667	6.5%
Tier 1 Capital	129,947	13.06%	84,565	8.5%	79,590	8.0%
Total Risk Based Capital	140,505	14.12%	104,462	10.5%	99,488	10.0%

As of December 31, 2022
Leverage	$128,643	8.59%	$59,933	4.0%	$74,917	5.0%
Common Equity Tier 1 Capital	128,643	13.18%	68,309	7.0%	63,430	6.5%
Tier 1 Capital	128,643	13.18%	82,947	8.5%	78,068	8.0%
Total Risk Based Capital	137,604	14.10%	102,464	10.5%	97,585	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

14. Impact of Recent Accounting Pronouncements

On January 1, 2023, the Company adopted ASU 2016-13 and ASU 2022-02 which is described in note 3.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this update simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. In October 2019, the FASB approved a change in the effective dates for ASU 2017-04 which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company adopted ASU 2017-04 effective January 1, 2023. The adoption of ASU 2017-04 did not have a material effect on the Company’s operating results or financial condition.

In May 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform relates to the effects undertaken to eliminate certain reference rates such as the London Interbank Offered Rate (“LIBOR”) and introduce new reference rates that may be based on larger or more liquid observations and transactions. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other contracts. Generally, ASU 2020-04 would allow entities to consider contract modifications due to reference rate reform to be a continuation of an existing contract; thus, the Company would not have to determine if the modification is considered insignificant. The standard was effective upon issuance and the amendments may be applied prospectively through December 31, 2022 such that changes made to contracts beginning on or after January 1, 2023 would not apply. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date, which extended the sunset date from December 31, 2022 to December 31, 2024. LIBOR will continue to be published until June 30, 2023.

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

Landmark Risk Management, Inc., which was formed and began operations in 2017, is a Nevada-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in the current insurance marketplace. Landmark Risk Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. On April 10, 2023, the IRS issued IR-2023-74 proposing regulations that classify 831(b) captives with less than a 65% claims loss ratio as a “listed transaction”. We are currently reviewing the proposed regulations and consulting with tax advisors to understand the impact on Landmark Risk Management if the final regulations are substantially similar to the proposed regulations. Based on our initial understanding of the proposed regulation, estimated federal tax benefits of approximately $1.1 million, based on a corporate tax rate of 21%, since 2017 may potentially be subject to this new rule which may result in repayment along with payments of interest and penalties. The ultimate impact of the proposal and the impact on the Company is uncertain.

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees, gains from the sale of newly originated loans, gains or losses on investments and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, professional fees, data processing expenses and provision for credit losses.

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

In May 2023, we declared our 87th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the performance of the economy. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at March 31, 2023.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for credit losses and the accounting for business combinations, each of which involve significant judgment by our management. On January 1, 2023, we adopted CECL which changed our allowance for credit losses from an incurred loss methodology to an expected loss methodology. The CECL model is subject to changes in our economic forecast, which can impact the calculation of our allowance for credit losses substantially. The impact of the adoption and more information on our allowance for credit losses is included in Notes 3 and 5 of the consolidated financial statements. Our most significant critical accounting estimates relate to the allowance for credit losses on loans, which involve significant judgment by our management. The analysis is updated on a quarterly basis based on historical loss information adjusted for current conditions and reasonable and supportable forecasts. Additionally, the Company considers asset quality trends, composition and trends in the loan portfolio, underlying collateral values, industry trends and other pertinent factors, including regulatory recommendations, which impacts the estimate of future credit losses. Other than CECL, there have been no material changes to the critical accounting policies included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023.

Summary of Results. During the first quarter of 2023, we recorded net earnings of $3.4 million, which was an increase of $224,000, or 7.1%, from the $3.1 million of net earnings in the first quarter of 2022. The increase in net earnings during 2023 was primarily an increase in interest income due to an increase in average interest earning assets and higher yields on those assets. The increase in assets was due to our acquisition of Freedom Bank and organic growth. Higher interest rates and average balances of interest bearing liabilities also increased our interest expense. The acquisition of Freedom Bank also contributed to an increase in non-interest expense in 2023.

The following table summarizes earnings and key performance measures for the periods presented:

	As of or for the
(Dollars in thousands, except per share amounts)	three months ended March 31,
	2023	2022
Net earnings:
Net earnings	$3,357	$3,133
Basic earnings per share (1)	$0.64	$0.60
Diluted earnings per share (1)	$0.64	$0.59
Earnings ratios:
Return on average assets (2)	0.90%	0.97%
Return on average equity (2)	12.04%	9.59%
Equity to total assets	7.74%	9.45%
Net interest margin (2) (3)	3.31%	2.99%
Dividend payout ratio	32.81%	33.87%

(1)	Per share values for the periods ended March 31, 2022 have been adjusted to give effect to the 5% dividend paid during December 2022.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $14.6 million for the quarter ended March 31, 2023 increased $5.6 million, or 62.6%, as compared to the same period of 2022. Interest income on loans increased $4.2 million, or 58.2%, to $11.4 million for the quarter ended March 31, 2023, compared to the same period of 2022 due to higher yields and average balances. Our yields increased from 4.59% in the first quarter of 2022 to 5.43% in the first quarter of 2023. The increase in interest income on loans was also driven by an increase in average loan balances which increased from $636.0 million in the first quarter of 2022 to $850.3 million in the first quarter of 2023. Interest income on investment securities increased $1.4 million, or 81.1%, to $3.1 million for the first quarter of 2023, as compared to $1.7 million in the same period of 2022. The increase in interest income on investment securities was primarily the result of an increase in the average balances of investment securities which increased from $422.0 million in the first quarter of 2022 to $499.5 million in the first quarter of 2023. Also contributing to the higher investment securities income was increased yields on investment securities, which increased from 1.83% in the first quarter of 2022 to 2.68% in the first quarter of 2023.

Interest Expense. Interest expense during the quarter ended March 31, 2023 increased $3.3 million, to $3.6 million, as compared to the same period of 2022. Interest expense on interest-bearing deposits increased $2.3 million, to $2.5 million for the quarter ended March 31, 2023 as compared to the same period of 2022. Our total cost of interest-bearing deposits increased from 0.10% in the first quarter of 2022 to 1.18% in the first quarter of 2023 as a result of higher rates and increased competition for deposits. Also contributing to higher interest expense was an increase in average interest-bearing deposit balances, which increased from $792.4 million in the first quarter of 2022 to $872.9 million in the first quarter of 2023. For the first quarter of 2023, interest expense on borrowings increased $965,000, to $1.1 million as compared to the same period of 2022 due to an increase in our average borrowings, which increased from $28.5 million in the first quarter of 2022 to $94.4 million in the same period of 2023. Also contributing to the increase in interest expense on borrowings were higher rates, which increased from 1.79% in the first quarter of 2022 to 4.69% in the same period of 2023.

Net Interest Income. Net interest income increased $2.3 million, or 26.6%, to $10.9 million for the first quarter of 2023 compared to the same period of 2022. The increase in net interest income was primarily a result of an increase in interest on loans and investments partially offset by higher interest expense. The accretion of purchase accounting adjustments increased net interest income by $176,000 in the first quarter of 2023 compared to an increase of $13,000 in the first quarter of 2022 and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, the increase in interest rates raised the yields on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest margin, on a tax-equivalent basis, increased from 2.99% in the first quarter of 2022 to 3.31% in the same period of 2023. Continued increases in interest rates may not result in a higher net interest margin as a result of increased competition for loans and deposits. Additionally, the deposit increases we have seen over the past few years may reverse resulting in the need for higher cost funding.

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

	Three months ended			Three months ended
	March 31, 2023			March 31, 2022
(Dollars in thousands)	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$14,651	$98	2.71%	$140,993	$62	0.18%
Investment securities (1)	499,538	3,295	2.68%	421,996	1,903	1.83%
Loans receivable, net (2)	850,331	11,381	5.43%	636,032	7,196	4.59%
Total interest-earning assets	1,364,520	14,774	4.39%	1,199,021	9,161	3.10%
Non-interest-earning assets	146,557			106,792
Total	$1,511,077			$1,305,813

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$600,108	$2,107	1.42%	$525,045	$100	0.08%
Savings accounts	169,598	36	0.09%	162,420	10	0.02%
Certificates of deposit	103,194	396	1.56%	104,889	85	0.33%
Total interest-bearing deposits	872,900	2,539	1.18%	792,354	195	0.10%
Subordinate debentures and other borrowings	66,868	931	5.65%	21,651	123	2.30%
Repurchase agreements	27,548	160	2.36%	6,825	3	0.18%
Total interest-bearing liabilities	967,316	3,630	1.52%	820,830	321	0.16%
Non-interest-bearing liabilities	430,646			352,554
Stockholders’ equity	113,115			132,429
Total	$1,511,077			$1,305,813

Interest rate spread (3)			2.87%			2.94%
Net interest margin (4)		$11,144	3.31%		$8,840	2.99%
Tax-equivalent interest - imputed		197			195
Net interest income		$10,947			$8,645

Ratio of average interest-earning assets to average interest-bearing liabilities			141.1%			146.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2023 vs 2022
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(2)	$38	$36
Investment securities	395	997	1,392
Loans	2,711	1,474	4,185
Total	3,104	2,509	5,613
Interest expense:
Deposits	22	2,322	2,344
Subordinated debentures and other borrowings	476	332	808
Repurchase agreements	31	126	157
Total	529	2,780	3,309
Net interest income	$2,575	$(271)	$2,304

Provision for Credit Losses. On January 1, 2023, the Company adopted CECL and has established an allowance for credit losses (“ACL”) based on this framework. The ACL is based on the historical loss rates and the weighted average remaining maturity for financial assets measured at amortized costs including loans, investment securities and unfunded loan commitments. The historical loss rates are adjusted to reflect reasonable and supportable forecasts to estimate expected credit losses over the life of the financial asset. Upon adoption the ACL on loans increased by $1.5 million and the ACL on held-to-maturity investment securities of $72,000 was recorded.

During the first quarter of 2023 we recorded a $49,000 provision for credit losses as compared to a $500,000 reverse provision for credit losses recorded in the same period of 2022. The provision for credit losses in the first quarter of 2023 consisted of increases of $30,000 in the ACL for unfunded loan commitments and $19,000 in the ACL for held-to-maturity investment securities. We recorded net loan charge-offs of $47,000 during the first quarter of 2023 compared to net loan recoveries of $82,000 during the first quarter of 2022.

For further discussion of the allowance for credit losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.5 million in the first quarter of 2023, a decrease of $68,000, or 1.9%, from the same period in 2022. The decrease in non-interest income during the first quarter of 2023 compared to the same period last year was primarily due to a decrease of $212,000 in gains on sales of one-to-four family residential real estate loans as higher interest rates and low housing inventories reduced originations of these loans, which are typically sold in the secondary market. Higher mortgage rates however did result in increased originations of adjustable-rate loans this quarter which are maintained in our one-to-four family residential loan portfolio. Partially offsetting this decrease was an increase of $170,000 in fees and services charges primarily due to higher fees related to deposit accounts.

Non-interest Expense. Non-interest expense totaled $10.3 million for the first quarter of 2023, an increase of $1.5 million, or 17.0%, over the same quarter of 2022. The increase in non-interest expense in the first quarter of 2022 compared to the same period last year was mainly due to higher compensation and benefits, occupancy and equipment, data processing and other non-interest expense due to the acquisition of Freedom Bank. Also contributing to the increases were higher amortization costs associated with the purchase accounting entries related to the acquisition.

Income Tax Expense. During the first quarter of 2022, we recorded income tax expense of $693,000, compared to $737,000 during the same period of 2022. Our effective tax rate decreased from 19.0% in the first quarter of 2022 to 17.1% in the first quarter of 2023. The decrease in the effective tax rate was higher tax-exempt income between the periods.

Financial Condition. Economic conditions in the United States slowed during 2022 as elevated inflation levels and higher interest rates impacted the economy. The increase in interest rates has impacted financial institutions resulting in higher costs of funding and lower fair values for investment securities. Three large regional banks have been closed by the Federal Deposit Insurance Corporation (FDIC) mainly due to liquidity concerns, resulting from interest rate risk issues and large concentrations of uninsured corporate deposits. The liquidity issues were unique to the way these banks operated and are not reflective of our Company. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a majority of our deposits being retail-based and FDIC insured. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates were also impacted by these economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses included estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $18.0 million, or 1.2%, from December 31, 2022 to $1.5 billion at March 31, 2023.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At March 31, 2023, our allowance for credit losses on loans totaled $10.3 million, or 1.18% of gross loans outstanding, compared to $8.8 million, or 1.03% of gross loans outstanding, at December 31, 2022. The increase in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to the adoption of CECL on January 1, 2023.

As of March 31, 2023 and December 31, 2022, approximately $10.9 million and $13.0 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the ACL was sufficient to cover expected losses related to such loans at March 31, 2023 and December 31, 2022, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.5 million, or 0.18% of gross loans, at March 31, 2023, compared to $738,000, or 0.09% of gross loans, at December 31, 2022. At March 31, 2023, $3.3 million in loans were on non-accrual status, or 0.38% of gross loans, compared to $3.3 million, or 0.39% of gross loans, at December 31, 2022. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at March 31, 2023 or December 31, 2022.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2023 and December 31, 2022, we had $934,000 of real estate owned. As of March 31, 2023, real estate owned primarily consisted of commercial buildings, undeveloped land and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $6.6 million, or 0.5% in total deposits during the first three months of 2023, to $1.3 billion at March 31, 2023. The decrease in deposits was primarily due to a seasonal decline in public funds accounts. Deposit balances have also been impacted by customers seeking FDIC insurance. This trend has resulted in customers changing to different deposit products as well as moving balances to other financial institutions and new customers opening accounts.

Non-interest-bearing deposits at March 31, 2023, were $422.0 million, or 32.6% of deposits, compared to $410.1 million, or 31.5% of deposits, at December 31, 2022. Money market and checking deposit accounts were 45.5% of our deposit portfolio and totaled $588.4 million at March 31, 2023, compared to $626.7 million, or 48.2% of deposits, at December 31, 2022. Savings accounts decreased to $169.5 million, or 13.1% of deposits, at March 31, 2023, from $170.6 million, or 13.1% of deposits, at December 31, 2022. Certificates of deposit totaled $114.2 million, or 8.8% of deposits, at March 31, 2023, compared to $93.3 million, or 7.2% of deposits, at December 31, 2022. The increase in certificates of deposit was primarily related to brokered certificates of deposits, which increased from $1.0 million at December 31, 2022 to $9.4 million at March 31, 2023.

Total deposits include uninsured deposits of $224.7 million and $192.9 million as of March 31, 2023 and December 31, 2022, respectively. This represents less than 18% of our total deposits at March 31, 2023 and compares favorably with other similar community banking organizations. Over 99% of the Company’s total deposits were considered core deposits at March 31, 2023. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

Certificates of deposit at March 31, 2023, scheduled to mature in one year or less totaled $71.5 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $20.0 million to $88.2 million at March 31, 2023, from $68.3 million at December 31, 2022. The increase in total borrowings was due to an increase in Federal Home Loan Bank borrowings and other borrowings. The increase in Federal Home Loan borrowings was to fund loan growth and to offset the decline in deposits.

Cash Flows. During the three months ended March 31, 2023, our cash and cash equivalents increased by $608,000. Our operating activities provided net cash of $3.4 million during the first three months of 2023 primarily as a result of net earnings. Our investing activities used net cash of $15.1 million during the first three months of 2023, primarily due to loan growth. Financing activities provided net cash of $12.3 million during the first three months of 2023, primarily as a result of an increase in borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $522.5 million at March 31, 2023 and $521.5 million at December 31, 2022. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through pledging or sales of investment securities. While the sale of available-for-sale investment securities would result in losses due to the current interest environment, pledging these securities as collateral would not result in a loss. At March 31, 2023, we had $37.8 million borrowed on our line of credit with the FHLB. At March 31, 2023, we had collateral pledged to the FHLB that would allow us to borrow $151.5 million, subject to FHLB credit requirements and policies. At March 31, 2023, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $64.6 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at March 31, 2023. At March 31, 2023, we had subordinated debentures totaling $21.7 million and $20.1 million of repurchase agreements. At March 31, 2023, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2023, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2023. The Company also borrowed $8.7 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original $10.0 million of borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.5 million at March 31, 2023.

At March 31, 2023, we had outstanding loan commitments, excluding standby letters of credit, of $189.3 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of March 31, 2023 and December 31, 2022, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of March 31, 2023, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended March 31, 2023, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2023. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the three preceding years. As of March 31, 2023, approximately $9.2 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of March 31, 2023		As of December 31, 2022
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(2,889)	(6.5)%	$(3,245)	(6.6%)
200 basis point rising	$(1,998)	(4.5)%	$(2,218)	(4.5%)
100 basis point rising	$(1,117)	(2.3)%	$(1,215)	(2.5%)
100 basis point falling	$11,073	2.4%	$747	1.5%
200 basis point falling	$1,295	2.9%	$434	0.9%
300 basis point falling	$1,538	3.5%	$(67)	(0.1%)

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve including on our net interest income and the value of our security portfolio.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of inflationary pressures and supply chain constraints on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The economic impact of past and any future terrorist attacks, acts of war, including the current conflict in Ukraine, or threats thereof, and the response of the United States to any such threats and attacks.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters, including any changes in response to the recent failures of other banks.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	The effects of severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable credit losses and maintain an adequate allowance for credit losses.
●	Fluctuations in the value of securities held in our securities portfolio.
●	Concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure.
●	The level of non-performing assets on our balance sheets.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Earnings for the three months ended March 31, 2023 and March 31, 2022; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and March 31, 2022; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and March 31, 2022; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31 2022; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 12, 2023	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

