Form 10-Q
period 2023-06-30
LANDMARK BANCORP INC
filed 2023-08-11
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of August 10, 2023, the issuer had outstanding 5,220,767 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and cash equivalents	$20,038	$23,156
Interest-bearing deposits at other banks	8,336	9,084
Investment securities available-for-sale, at fair value	484,378	489,306
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $0, fair value of $3,300 and $3,452	3,496	3,524
Bank stocks, at cost	9,445	5,470
Loans, net of allowance for credit losses of $10,449 and $8,791	882,549	841,149
Loans held for sale, at fair value	3,900	2,488
Bank owned life insurance	37,764	37,323
Premises and equipment, net	24,027	24,327
Goodwill	32,199	32,199
Other intangible assets, net	3,612	4,006
Mortgage servicing rights	3,514	3,813
Real estate owned, net	934	934
Accrued interest and other assets	25,148	26,088
Total assets	$1,539,340	$1,502,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$382,410	$410,142
Money market and checking	606,474	626,659
Savings	160,426	170,570
Certificates of deposit	131,661	93,278
Total deposits	1,280,971	1,300,649

Federal Home Loan Bank borrowings	76,185	8,200
Subordinated debentures	21,651	21,651
Other borrowings	22,293	38,402
Accrued interest and other liabilities	20,887	22,532
Total liabilities	1,421,987	1,391,434

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,215,925 and 5,213,232 shares issued at June 30, 2023 and December 31, 2022, respectively	52	52
Additional paid-in capital	84,475	84,273
Retained earnings	55,498	52,174
Accumulated other comprehensive loss	(22,672)	(25,066)
Total stockholders’ equity	117,353	111,433
Total liabilities and stockholders’ equity	$1,539,340	$1,502,867

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans	$12,623	$7,156	$23,999	$14,347
Investment securities:
Taxable	2,379	1,417	4,696	2,408
Tax-exempt	775	730	1,561	1,452
Interest-bearing deposits at banks	49	126	147	188
Total interest income	15,826	9,429	30,403	18,395
Interest expense:
Deposits	3,452	358	5,991	553
Subordinated debentures	387	165	751	288
Borrowings	1,154	8	1,881	11
Total interest expense	4,993	531	8,623	852
Net interest income	10,833	8,898	21,780	17,543
Provision (benefit) for credit losses	250	-	299	(500)
Net interest income after provision (benefit) for credit losses	10,583	8,898	21,481	18,043
Non-interest income:
Fees and service charges	2,481	2,380	4,839	4,568
Gains on sales of loans, net	830	1,073	1,523	1,978
Increase in cash surrender value of bank owned life insurance	223	190	441	377
Other	295	153	521	436
Total non-interest income	3,829	3,796	7,324	7,359

Non-interest expense:
Compensation and benefits	5,572	4,953	11,114	9,728
Occupancy and equipment	1,394	1,177	2,763	2,410
Data processing	431	362	1,020	702
Amortization of mortgage servicing rights and other intangibles	472	335	933	651
Professional fees	607	415	1,098	866
Acquisition costs	-	221	-	221
Other	1,873	1,559	3,764	3,282
Total non-interest expense	10,349	9,022	20,692	17,860
Earnings before income taxes	4,063	3,672	8,113	7,542
Income tax expense	701	639	1,394	1,376
Net earnings	$3,362	$3,033	$6,719	$6,166
Earnings per share:
Basic (1)	$0.64	$0.58	$1.29	$1.18
Diluted (1)	$0.64	$0.58	$1.29	$1.17
Dividends per share (1)	$0.21	$0.20	$0.42	$0.40

(1)	Per share amounts for the periods ended June 30, 2022 have been adjusted to give effect to the 5% stock dividend paid during December 2022.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net earnings	$3,362	$3,033	$6,719	$6,166

Net unrealized holding (losses) gains on available-for-sale securities	(3,568)	(10,247)	3,171	(29,186)
Income tax effect on net unrealized holding losses (gains)	874	2,511	(777)	7,150
Other comprehensive (loss) income	(2,694)	(7,736)	2,394	(22,036)

Total comprehensive income (loss)	$668	$(4,703)	$9,113	$(15,870)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at April 1, 2022	$50	$79,206	$54,677	$-	$(10,420)	$123,513
Net earnings	-	-	3,033	-	-	3,033
Other comprehensive loss	-	-	-	-	(7,736)	(7,736)
Dividends paid ($0.20 per share)	-	-	(1,048)	-	-	(1,048)
Stock-based compensation	-	78	-	-	-	78
Purchase of 21,115 treasury shares	-	-	-	(538)	-	(538)
Balance at June 30, 2022	$50	$79,284	$56,662	$(538)	$(18,156)	$117,302

Balance at April 1, 2023	$52	$84,413	$53,231	$-	$(19,978)	$117,718
Net earnings	-	-	3,362	-	-	3,362
Other comprehensive loss	-	-	-	-	(2,694)	(2,694)
Dividends paid ($0.21 per share)	-	-	(1,095)	-	-	(1,095)
Stock-based compensation	-	62	-	-	-	62
Balance at June 30, 2023	$52	$84,475	$55,498	$-	$(22,672)	$117,353

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2022	$50	$79,120	$52,593	$-	$3,880	$135,643
Net earnings	-	-	6,166		-	6,166
Other comprehensive loss	-	-	-	-	(22,036)	(22,036)
Dividends paid ($0.40 per share)	-	-	(2,097)	-	-	(2,097)
Stock-based compensation	-	164	-	-	-	164
Purchase of 21,115 treasury shares	-	-	-	(538)	-	(538)
Balance at June 30, 2022	$50	$79,284	$56,662	$(538)	$(18,156)	$117,302

Balance at January 1, 2023	$52	$84,273	$52,174	$-	$(25,066)	$111,433
Net earnings	-	-	6,719		-	6,719
Other comprehensive income	-	-	-	-	2,394	2,394
Dividends paid ($0.42 per share)	-	-	(2,191)	-	-	(2,191)
Cumulative effect of change in accounting principle from implementation of ASU 2016-13	-	-	(1,204)	-	-	(1,204)
Forfeiture of restricted common stock, 350 shares	-	-	-	-	-	-
Stock-based compensation	-	150	-	-	-	150
Exercise of stock options, 2,693 shares	-	52	-	-	-	52
Balance at June 30, 2023	$52	$84,475	$55,498	$-	$(22,672)	$117,353

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30
	2023	2022
Cash flows from operating activities:
Net earnings	$6,719	$6,166
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision (benefit) for credit losses	299	(500)
Amortization of investment security premiums, net	171	978
Accretion of purchase accounting adjustments	(439)	(9)
Amortization of mortgage servicing rights and other intangibles	933	651
Depreciation	617	563
Increase in cash surrender value of bank owned life insurance	(441)	(377)
Stock-based compensation	150	164
Deferred income taxes	384	(70)
Net gains on sales of premises and equipment and foreclosed assets	-	(114)
Net gains on sales of loans	(1,523)	(1,978)
Proceeds from sales of loans	44,686	79,920
Origination of loans held for sale	(44,815)	(79,862)
Changes in assets and liabilities:
Accrued interest and other assets	170	767
Accrued expenses, taxes, and other liabilities	(1,675)	(769)
Net cash provided by operating activities	5,236	5,530
Cash flows from investing activities:
Net increase in loans	(42,786)	(8,088)
Net change in interest-bearing deposits at banks	738	(993)
Maturities and prepayments of investment securities	26,110	24,097
Purchases of investment securities	(18,172)	(159,481)
Redemption of bank stocks	4,008	185
Purchase of bank stocks	(7,983)	(161)
Proceeds from sales of premises and equipment and foreclosed assets	-	1,379
Purchases of premises and equipment, net	(317)	(439)
Net cash used in investing activities	(38,402)	(143,501)
Cash flows from financing activities:
Net decrease in deposits	(19,689)	(17,014)
Federal Home Loan Bank advance borrowings	392,214	-
Federal Home Loan Bank advance repayments	(324,229)	-
Repayments on other borrowings	(666)	(1,180)
Change in repurchase agreements	(15,443)	-
Proceeds from exercise of stock options	52	-
Payment of dividends	(2,191)	(2,097)
Purchase of treasury stock	-	(538)
Net cash provided by (used in) financing activities	30,048	(20,829)
Net decrease in cash and cash equivalents	(3,118)	(158,800)
Cash and cash equivalents at beginning of period	23,156	189,213
Cash and cash equivalents at end of period	$20,038	$30,413

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$-	$20
Cash paid for interest	7,849	845
Cash paid for operating leases	85	97

Supplemental schedule of noncash investing and financing activities:
Investment securities purchases not yet settled	-	685

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2023, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three and six-month interim period ended June 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Recent Developments

The increase in interest rates has impacted financial institutions resulting in higher costs of funding and lower fair values for investment securities. During 2023, three large regional banks have been closed by the Federal Deposit Insurance Corporation (FDIC) mainly due to liquidity concerns, resulting from interest rate risk issues and large concentrations of uninsured corporate deposits. The liquidity issues were unique to the way these banks operated and we don’t believe are reflective of our Company. The Company believes it maintains strong capital and liquidity, and a stable, conservative deposit portfolio with a majority of deposits being retail-based and FDIC insured. The Company spends significant time each month monitoring interest rate and concentration risks through asset/liability management and lending strategies that involve a relationship-based banking model that the Company believes offers stability and consistency.

3. Summary of Significant Accounting Policies

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminated the probable initial recognition threshold under previous GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity debt securities. Under the provisions of the update, credit losses recognized on available for sale debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans. Under prior GAAP, a purchased loan’s contractual balance was adjusted to fair value through a credit discount, and no reserve was recorded on the purchased loan upon acquisition. Under CECL loans determined to be purchased credit deteriorated will have an allowance for credit losses established through purchase accounting. Finally, increased disclosure requirements under CECL oblige organizations to present credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies.

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

4. Investments

A summary of investment securities available-for-sale and held-to-maturity is as follows:

(Dollars in thousands)	As of June 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$128,458	$-	$(6,978)	$121,480
Municipal obligations, tax exempt	127,921	56	(3,526)	124,451
Municipal obligations, taxable	82,456	79	(4,822)	77,713
Agency mortgage-backed securities	175,571	31	(14,868)	160,734
Total available-for-sale	$514,406	$166	$(30,194)	$484,378

	As of June 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Held-to-maturity:
Other	$3,496	$-	$(196)	$3,300
Total held-to-maturity	$3,496	$-	$(196)	$3,300

	As of December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$130,684	$-	$(7,573)	$123,111
U. S. federal agency obligations	2,002	-	(14)	1,988
Municipal obligations, tax exempt	130,848	59	(3,645)	127,262
Municipal obligations, taxable	73,520	14	(6,290)	67,244
Agency mortgage-backed securities	185,451	172	(15,922)	169,701
Total available-for-sale	$522,505	$245	$(33,444)	$489,306

	As of December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Held-to-maturity:
Other	$3,524	$5	$(77)	$3,452
Total held-to-maturity	$3,524	$5	$(77)	$3,452

The amortized cost of the above held-to-maturity investment securities has been further reduced by the allowance for credit losses of $91,000 at June 30, 2023.

The tables above show that some of the securities in the available-for-sale and held-to-maturity investment portfolios had unrealized losses, or were temporarily impaired, as of June 30, 2023 and December 31, 2022. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of June 30, 2023
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	67	$13,995	$(562)	$107,485	$(6,416)	$121,480	$(6,978)
Municipal obligations, tax exempt	268	58,460	(861)	54,533	(2,665)	112,993	(3,526)
Municipal obligations, taxable	119	32,430	(891)	39,464	(3,931)	71,894	(4,822)
Agency mortgage-backed securities	102	27,246	(610)	127,921	(14,258)	155,167	(14,868)
Total for available-for-sale	556	$132,131	$(2,924)	$329,403	$(27,270)	$461,534	$(30,194)

Held-to-maturity:
Other	7	$3,300	$(196)	$-	$-	$3,300	$(196)
Total held-to-maturity	7	3,300	(196)	-	-	3,300	(196)

		As of December 31, 2022
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	67	$85,988	$(4,591)	$37,123	$(2,982)	$123,111	$(7,573)
U.S. federal agency obligations	1	1,988	(14)	-	-	1,988	(14)
Municipal obligations, tax exempt	274	107,262	(3,020)	8,495	(625)	115,757	(3,645)
Municipal obligations, taxable	108	54,746	(5,006)	7,571	(1,284)	62,317	(6,290)
Agency mortgage-backed securities	100	78,971	(4,550)	79,882	(11,372)	158,853	(15,922)
Total for available-for-sale	550	328,955	(17,181)	133,071	(16,263)	462,026	(33,444)

Held-to-maturity:
Other	6	$3,009	$(77)	$-	$-	$3,009	$(77)
Total held-to-maturity	6	3,009	(77)	-	-	3,009	(77)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of June 30, 2023 and December 31, 2022.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of June 30, 2023, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2023 and December 31, 2022.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of June 30, 2023 and December 31, 2022.

The Company’s other investment securities portfolio consists of seven subordinated debentures issued by financial institutions. These investment securities were acquired in the Freedom Bank acquisition and classified as held-to-maturity. The securities were issued in 2021 and 2022 with a 10 year maturity and a fixed rate for five years. The securities are callable after the end of the fixed rate term. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the other securities identified in the tables above were temporarily impaired as of June 30, 2023 and December 31, 2022.

The following table provides information on the Company’s allowance for credit losses related to held-to-maturity investment securities.

(Dollars in thousands)
Balance at January 1, 2023	$-
Impact of adopting ASC 326	72
Provision for credit losses	19
Balance at June 30, 2023	$91

The table below sets forth amortized cost and fair value of investment securities at June 30, 2023. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Available-for-sale:
Due in less than one year	$33,292	$32,728
Due after one year but within five years	263,298	246,734
Due after five years but within ten years	162,266	151,903
Due after ten years	55,550	53,013
Total available-for-sale	$514,406	$484,378

Held-to-maturity:
Due after five years but within ten years	3,496	3,300
Total held-to-maturity	$3,496	$3,300

The Company did not record any sales of available-for-sale securities during the six months ended June 30, 2023 and 2022.

Securities with carrying values of $420.9 million and $420.8 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at June 30, 2023 and December 31, 2022, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

5. Loans and Allowance for Credit Losses

Loans consisted of the following as of the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2023	2022

One-to-four family residential real estate loans	$259,655	$236,982
Construction and land loans	22,016	22,725
Commercial real estate loans	314,889	304,074
Commercial loans	181,424	173,415
Paycheck protection program loans	-	21
Agriculture loans	84,345	84,283
Municipal loans	2,711	2,026
Consumer loans	28,219	26,664
Total gross loans	893,259	850,190
Net deferred loan costs (fees) and loans in process	(261)	(250)
Allowance for credit losses	(10,449)	(8,791)
Loans, net	$882,549	$841,149

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology:

	Three and six months ended June 30, 2023
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at April 1, 2023	$1,757	$170	$4,438	$2,614	$-	$1,059	$17	$212	$10,267
Charge-offs	-	-	-	(90)	-	-	-	(68)	(158)
Recoveries	-	-	-	10	-	57	-	23	90
Provision for credit losses	95	(9)	(65)	176	-	18	(1)	36	250
Balance at June 30, 2023	$1,852	$161	$4,373	$2,710	$-	$1,134	$16	$203	$10,449

Allowance for credit losses:
Balance at January 1, 2023	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791
Impact of adopting ASC 326	1,022	49	1,063	145	-	(824)	11	57	1,523
Charge-offs	-	-	-	(107)	-	-	-	(159)	(266)
Recoveries	-	-	-	19	-	73	-	59	151
Provision for credit losses	175	(5)	152	(100)	-	(81)	-	109	250
Balance at June 30, 2023	$1,852	$161	$4,373	$2,710	$-	$1,134	$16	$203	$10,449

	Three and six months ended June 30, 2022
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at April 1, 2022	$624	$146	$3,061	$2,465	$-	$1,929	$6	$126	$8,357
Charge-offs	-	-	-	-	-	-	-	(76)	(76)
Recoveries	-	-	-	9	-	2	-	23	34
Provision for credit losses	(44)	(13)	(79)	177	-	(111)	-	70	-
Balance at June 30, 2022	$580	$133	$2,982	$2,651	$-	$1,820	$6	$143	$8,315

Allowance for credit losses:
Balance at January 1, 2022	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775
Charge-offs	-	-	-	-	-	-	-	(129)	(129)
Recoveries	-	100	-	23	-	3	6	37	169
Provision for credit losses	(43)	(105)	(69)	15	-	(404)	(6)	112	(500)
Balance at June 30, 2022	$580	$133	$2,982	$2,651	$-	$1,820	$6	$143	$8,315

	As of December 31, 2022
(Dollars in thousands)	One-to-four family residential real estate loan	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Individually evaluated for loss	$-	$-	$-	$636	$-	$18	$-	$-	$654
Collectively evaluated for loss	655	117	3,158	2,117	-	1,948	5	137	8,137
Total	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791

Loan balances:
Individually evaluated for loss	$326	$412	$1,224	$812	$-	$1,319	$36	$-	$4,129
Collectively evaluated for loss	236,656	22,313	302,850	172,603	21	82,964	1,990	26,664	846,061
Total	$236,982	$22,725	$304,074	$173,415	$21	$84,283	$2,026	$26,664	$850,190

The Company recorded net loan charge-offs of $68,000 during the second quarter of 2023 compared to net loan charge-offs of $42,000 during the second quarter of 2022. The Company recorded net loan charge-offs of $115,000 during the six months ended June 30, 2023 compared to net loan recoveries of $40,000 during the six months ended June 30, 2022.

The following table presents information on non-accrual and loans past due over 89 days and still accruing:

(Dollars in thousands)	As of June 30, 2023
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$38	$-	$-
Construction and land loans	194	-	-
Commercial real estate loans	1,218	-	-
Commercial loans	112	1,000	-
Paycheck protection program loans	-	-	-
Agriculture loans	214	8	-
Municipal loans	-	-	-
Consumer loans	-	-	-
Total loans	$1,776	$1,008	$-

The following table presents information on impaired loans:

(Dollars in thousands)	As of December 31, 2022
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$326	$326	$326	$-	$-	$357	$9
Construction and land	843	412	412	-	-	243	10
Commercial real estate	1,224	1,224	1,224	-	-	1,224	47
Commercial	1,063	812	75	737	636	865	5
Agriculture	1,402	1,319	1,301	18	18	1,433	64
Municipal	36	36	36	-	-	36	1
Total impaired loans	$4,894	$4,129	$3,374	$755	$654	$4,158	$136

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at June 30, 2023 or December 31, 2022.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of June 30, 2023
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$3	$234	$-	$237	$38	$275	$259,380
Construction and land loans		-	-	-	194	194	21,822
Commercial real estate loans	-	184	-	184	1,218	1,402	313,487
Commercial loans	104	63	-	167	1,112	1,279	180,145
Paycheck protection program loans	-	-	-	-	-	-	-
Agriculture loans	-	5	-	5	222	227	84,118
Municipal loans	-	-	-	-	-	-	2,711
Consumer loans	20	1	-	21	-	21	28,198
Total	$127	$487	$-	$614	$2,784	$3,398	$889,861

Percent of gross loans	0.01%	0.05%	0.00%	0.07%	0.31%	0.38%	99.62%

(Dollars in thousands)	As of December 31, 2022
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$8	$72	$-	$80	$170	$250	$236,732
Construction and land loans	-	-	-	-	195	195	22,530
Commercial real estate loans	-	-	-	-	1,224	1,224	302,850
Commercial loans	-	411	-	411	812	1,223	172,192
Paycheck protection program loans	-	-	-	-	-	-	21
Agriculture loans	-	180	-	180	925	1,105	83,178
Municipal loans	-	-	-	-	-	-	2,026
Consumer loans	67	-	-	67	-	67	26,597
Total	$75	$663	$-	$738	$3,326	$4,064	$846,126

Percent of gross loans	0.01%	0.08%	0.00%	0.09%	0.39%	0.48%	99.52%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2023 and 2022 would have increased interest income by $280,000 and $95,000, respectively. No interest income related to non-accrual loans was included in interest income for the three and six months ended June 30, 2023 and 2022.

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

The following table presents information on the Company’s risk category of loans by type and year of origination:

(Dollars in thousands)	As of June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$39,106	$88,985	$45,184	$34,761	$13,910	$33,282	$3,966	$423	$259,617
Classified	-	-	-	-	-	38	-	-	38
Total	$39,106	$88,985	$45,184	$34,761	$13,910	$33,320	$3,966	$423	$259,655
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$2,717	$6,565	$5,848	$2,712	$2,079	$369	$1,173	$359	$21,822
Classified	-	-	-	-	-	194	-	-	194
Total	$2,717	$6,565	$5,848	$2,712	$2,079	$563	$1,173	$359	$22,016
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$19,401	$77,956	$59,861	$55,043	$31,249	$64,697	$3,262	$420	$311,889
Classified	-	-	488	28	184	2,300	-	-	3,000
Total	$19,401	$77,956	$60,349	$55,071	$31,433	$66,997	$3,262	$420	$314,889
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$17,850	$39,227	$21,332	$18,866	$3,514	$5,696	$65,487	$5,007	$176,979
Classified	190	867	286	413	543	34	1,905	207	4,445
Total	$18,040	$40,094	$21,618	$19,279	$4,057	$5,730	$67,392	$5,214	$181,424
Charge-offs	$-	$(17)	$(90)	$-	$-	$-	$-	$-	$(107)
Agriculture loans
Nonclassified	$2,647	$12,667	$5,664	$4,473	$4,296	$12,876	$41,345	$155	$84,123
Classified	-	-	-	-	50	114	58	-	222
Total	$2,647	$12,667	$5,664	$4,473	$4,346	$12,990	$41,403	$155	$84,345
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$851	$144	$-	$-	$-	$1,716	$-	$-	$2,711
Classified	-	-	-	-	-	-	-	-	-
Total	$851	$144	$-	$-	$-	$1,716	$-	$-	$2,711
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$3,222	$1,768	$1,588	$1,414	$5	$5,246	$14,952	$24	$28,219
Classified	-	-	-	-	-	-	-	-	-
Total	$3,222	$1,768	$1,588	$1,414	$5	$5,246	$14,952	$24	$28,219
Charge-offs	$-	$-	$-	$-	$-	$-	$(159)	$-	$(159)
Total loans
Nonclassified	$85,794	$227,312	$139,477	$117,269	$55,053	$123,882	$130,185	$6,388	$885,360
Classified	190	867	774	441	777	2,680	1,963	207	7,899
Total	$85,984	$228,179	$140,251	$117,710	$55,830	$126,562	$132,148	$6,595	$893,259
Charge-offs	$-	$(17)	$(90)	$-	$-	$-	$(159)	$-	$(266)

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2022
(Dollars in thousands)	Nonclassified	Classified

One-to-four family residential real estate loans	$236,663	$319
Construction and land loans	22,530	195
Commercial real estate loans	300,216	3,858
Commercial loans	165,709	7,706
Paycheck protection program loans	21	-
Agriculture loans	83,358	925
Municipal loan	2,026	-
Consumer loans	26,664	-
Total	$837,187	$13,003

The following table provides information on the Company’s allowance for credit losses related to unfunded loan commitments.

(dollars in thousands)
Balance at January 1, 2023	$170
Impact of adopting ASC 326	-
Provision for credit losses	30
Balance at June 30, 2023	$200

The following table presents the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023 by class, type of modification and includes the financial effect of the modification.

(Dollars in thousands)	As of June 30, 2023
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$151	0.1%	90 day payment deferral

As of June 30, 2023, all loans experiencing both financial difficulty and modified during the three and six months ended June 30, 2023 were current under the terms of the agreements. There were no commitments to lend additional funds to the borrowers and there were no charge-offs recorded against the loans. The Company had no allowance for credit losses recorded against these loans as of June 30, 2023. The Company did not have any loan modifications that had a payment default during the three and six months ended June 30, 2023.

6. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2022 concluded that its goodwill was not impaired. The Company concluded there were no triggering events during the first six months of 2023 that required an interim goodwill impairment test.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of June 30, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$5,880	$(2,268)	$3,612

(Dollars in thousands)	As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$5,880	$(1,874)	$4,006

The following sets forth estimated amortization expense for core deposit and intangible assets for the remainder of 2023 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2023	$371
2024	663
2025	588
2026	512
2027	436
2028	360
Thereafter	682
Total	$3,612

7. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	June 30,	December 31,
	2023	2022
FHLMC	$678,149	$685,859
FHLB	28,129	27,285
Total	$706,278	$713,144

Custodial escrow balances maintained in connection with serviced loans were $6.2 million and $5.3 million at June 30, 2023 and December 31, 2022, respectively. Gross service fee income related to such loans was $441,000 and $453,000 for the three months ended June 30, 2023 and 2022, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $894,000 and $907,000 for the six months ended June 30, 2023 and 2022, respectively.

Activity for mortgage servicing rights was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Mortgage servicing rights:
Balance at beginning of period	$3,652	$4,128	$3,813	$4,193
Additions	137	217	240	451
Amortization	(275)	(320)	(539)	(619)
Balance at end of period	$3,514	$4,025	$3,514	$4,025

The fair value of mortgage servicing rights was $10.3 million at June 30, 2023 and December 31, 2022, respectively. Fair value at June 30, 2023 was determined using discount rate of 9.50%; prepayment speeds ranging from 6.00% to 22.26%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.57%. Fair value at December 31, 2022 was determined using discount rates at 9.50%; prepayment speeds ranging from 6.00% to 21.34%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.47%.

The Company had a mortgage repurchase reserve of $204,000 at June 30, 2023 and $225,000 at December 31, 2022, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged a $6,000 loss against the reserve during three months ended June 30, 2023 and losses of $21,000 against the reserve during the six months ended June 30, 2023. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the three or six months ended June 30, 2022. As of June 30, 2023, the Company had one outstanding mortgage repurchase request.

8. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three and six months ended June 30, 2023 excluded 77,511 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The diluted earnings per share computation for the three and six months ended June 30, 2022 excluded 53,642 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid September 6, 2023, to common stockholders of record as of the close of business on August 23, 2023. The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net earnings	$3,362	$3,033	$6,719	$6,166

Weighted average common shares outstanding - basic (1)	5,215,575	5,237,837	5,214,357	5,242,558
Assumed exercise of stock options (1)	3,975	14,709	5,403	17,756
Weighted average common shares outstanding - diluted (1)	5,219,550	5,252,546	5,219,760	5,260,313
Earnings per share (1):
Basic	$0.64	$0.58	$1.29	$1.18
Diluted	$0.64	$0.58	$1.29	$1.17

(1)	Share and per share values for the periods ended June 30, 2022 have been adjusted to give effect to the 5% stock dividend paid during December 2022.

9. Federal Home Loan Bank Borrowings

The Bank has a line of credit, renewable annually each September, with the Federal Home Loan Bank (“FHLB’) under which there were $76.2 million of borrowings at June 30, 2023 and $8.2 million at December 31, 2022. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (5.23% at June 30, 2023). The Company had no letters of credit issued through the FHLB at June 30, 2023 or December 31, 2022 to secure municipal deposits. The Company did not have any term advances from FHLB at June 30, 2023 or December 31, 2022.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At June 30, 2023 and December 31, 2022, there was a blanket pledge of loans and securities totaling $277.5 million and $139.0 million, respectively. At June 30, 2023 and December 31, 2022, the Bank’s total borrowing capacity with the FHLB was approximately $206.3 million and $111.0 million, respectively. At June 30, 2023 and December 31, 2022, the Bank’s available borrowing capacity was $129.0 million and $101.8 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

10. Other Borrowings

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2023, with an interest rate that adjusts daily based on the prime rate less 0.25%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, the Company borrowed $10.0 million from an unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $8.3 million and $9.0 million at June 30, 2023 and December 31, 2022, respectively.

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $14.0 million at June 30, 2023 and $29.4 million at December 31, 2022, which were secured by $30.4 million and $38.4 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of June 30, 2023
(dollars in thousands)	Overnight			Greater
	and Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$13,251	$-	$-	$-	$13,251
Agency mortgage-backed securities	707	-	-	-	707
Total	$13,958	$-	$-	$-	$13,958

	As of December 31, 2022
(dollars in thousands)	Overnight	Up to		Greater
	and Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$25,973	$-	$-	$-	$25,973
U.S. federal agency obligations	1,236	-	-	-	1,236
Agency mortgage-backed securities	2,193	-	-	-	2,193
Total	$29,402	$-	$-	$-	$29,402

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$954	$907	$1,829	$1,730
Other	242	164	474	324
Interchange income	805	785	1,542	1,492
Loan servicing fees (1)	441	453	894	907
Office lease income (1)	148	33	218	66
Gains on sales of loans (1)	830	1,073	1,523	1,978
Bank owned life insurance income (1)	223	190	441	377
Gains on sales of real estate owned	-	-	-	114
Other	186	191	403	371
Total non-interest income	$3,829	$3,796	$7,324	$7,359

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first six months of 2023 or 2022.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2023 and December 31, 2022, including methods and assumptions utilized, are set forth below:

	As of June 30, 2023
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,038	$20,038	$-	$-	$20,038
Interest-bearing deposits at other banks	8,336	-	8,336	-	8,336
Investment securities available-for-sale	484,378	121,480	362,898	-	484,378
Investment securities held-to-maturity	3,496	-	3,300	-	3,300
Bank stocks, at cost	9,445	n/a	n/a	n/a	n/a
Loans, net	882,549	-	-	869,114	869,114
Loans held for sale	3,900	-	3,900	-	3,900
Mortgage servicing rights	3,514	-	10,336	-	10,336
Accrued interest receivable	6,033	273	2,232	3,528	6,033
Derivative financial instruments	282	-	282	-	282

Financial liabilities:
Non-maturity deposits	$(1,149,310)	$(1,149,310)	$-	$-	$(1,149,310)
Certificates of deposit	(131,661)	-	(129,468)	-	(129,468)
FHLB borrowings	(76,185)	-	(76,185)	-	(76,185)
Subordinated debentures	(21,651)	-	(18,481)	-	(18,481)
Other borrowings	(22,293)	-	(22,000)	-	(22,000)
Accrued interest payable	(1,213)	-	(1,213)	-	(1,213)

	As of December 31, 2022
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$23,156	$23,156	$-	$-	$23,156
Interest-bearing deposits at other banks	9,084	-	9,084	-	9,084
Investment securities available-for-sale	489,306	123,111	366,195	-	489,306
Investment securities held-to-maturity	3,524	-	3,452	-	3,452
Bank stocks, at cost	5,470	n/a	n/a	n/a	n/a
Loans, net	841,149	-	-	828,726	828,726
Loans held for sale	2,488	-	2,488	-	2,488
Mortgage servicing rights	3,813	-	10,282	-	10,282
Accrued interest receivable	5,879	426	2,150	3,303	5,879
Derivative financial instruments	126	-	126	-	126

Financial liabilities:
Non-maturity deposits	$(1,207,371)	$(1,207,371)	$-	$-	$(1,207,371)
Certificates of deposit	(93,278)	-	(90,760)	-	(90,760)
FHLB borrowings	(8,200)	-	(8,200)	-	(8,200)
Subordinated debentures	(21,651)	-	(18,189)	-	(18,189)
Other borrowings	(38,402)	-	(36,183)	-	(36,183)
Accrued interest payable	(439)	-	(439)	-	(439)

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2023 or during the year ended December 31, 2022.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2023
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$121,480	$121,480	$-	$-
Municipal obligations, tax exempt	124,451	-	124,451	-
Municipal obligations, taxable	77,713	-	77,713	-
Agency mortgage-backed securities	160,734	-	160,734	-
Loans held for sale	3,900	-	3,900	-
Derivative financial instruments	282	-	282	-

		As of December 31, 2022
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$123,111	$123,111	$-	$-
U. S. federal agency obligations	1,988	-	1,988	-
Municipal obligations, tax exempt	127,262	-	127,262	-
Municipal obligations, taxable	67,244	-	67,244	-
Agency mortgage-backed securities	169,701	-	169,701	-
Loans held for sale	2,488	-	2,488	-
Derivative financial instruments	126	-	126	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain on loans held for sale were as follows:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2023	2022
Aggregate fair value	$3,900	$2,488
Contractual balance	3,842	2,468
Gain	$58	$20

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Total change in fair value	$45	$(15)	$156	$(28)

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $3.5 million at June 30, 2023 and $4.1 million at December 31, 2022, respectively. The Company’s individually evaluated loans with an allowance for credit losses was $1.5 million and $755,000, with an allocated allowance of $647,000 and $654,000, at June 30, 2023 and December 31, 2022, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of June 30, 2023
Impaired loans:
Commercial	$529	Sales comparison	Adjustment to comparable value	0%-30%
Agriculture	324	Sales comparison	Adjustment to appraised value	0%-50%

As of December 31, 2022
Impaired loans:
Commercial	$101	Sales comparison	Adjustment to comparable value	0%-25%
Real estate owned:
One-to-four family residential real estate	272	Sales comparison	Adjustment to appraised value	15%
Commercial real estate	234	Sales comparison	Adjustment to appraised value	15%

13. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of June 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at June 30, 2023 and December 31, 2022.

			For capital
	Actual		adequacy purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)
As of June 30, 2023
Leverage	$126,939	8.39%	$60,513	4.0%
Common Equity Tier 1 Capital	105,939	10.42%	71,149	7.0%
Tier 1 Capital	126,939	12.49%	86,396	8.5%
Total Risk Based Capital	136,776	13.46%	106,724	10.5%

As of December 31, 2022
Leverage	$122,275	8.14%	$60,100	4.0%
Common Equity Tier 1 Capital	101,275	10.37%	68,352	7.0%
Tier 1 Capital	122,275	12.52%	82,999	8.5%
Total Risk Based Capital	131,236	13.44%	102,528	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at June 30, 2023 and December 31, 2022:

					To be well-capitalized
					under prompt
			For capital		corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2023
Leverage	$131,737	8.73%	$60,341	4.0%	$75,426	5.0%
Common Equity Tier 1 Capital	131,737	12.97%	71,082	7.0%	66,005	6.5%
Tier 1 Capital	131,737	12.97%	86,314	8.5%	81,237	8.0%
Total Risk Based Capital	141,574	13.94%	106,623	10.5%	101,546	10.0%

As of December 31, 2022
Leverage	$128,643	8.59%	$59,933	4.0%	$74,917	5.0%
Common Equity Tier 1 Capital	128,643	13.18%	68,309	7.0%	63,430	6.5%
Tier 1 Capital	128,643	13.18%	82,947	8.5%	78,068	8.0%
Total Risk Based Capital	137,604	14.10%	102,464	10.5%	97,585	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

In May 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform relates to the effects undertaken to eliminate certain reference rates such as the London Interbank Offered Rate (“LIBOR”) and introduce new reference rates that may be based on larger or more liquid observations and transactions. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other contracts. Generally, ASU 2020-04 would allow entities to consider contract modifications due to reference rate reform to be a continuation of an existing contract; thus, the Company would not have to determine if the modification is considered insignificant. The standard was effective upon issuance and the amendments may be applied prospectively through December 31, 2022 such that changes made to contracts beginning on or after January 1, 2023 would not apply. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date, which extended the sunset date from December 31, 2022 to December 31, 2024. LIBOR continued to be published until June 30, 2023.

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

In July 2023, we declared our 88th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, this is dependent upon the performance of the economy. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at June 30, 2023.

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

Summary of Results. During the second quarter of 2023, we recorded net earnings of $3.4 million, which was an increase of $329,000, or 10.8%, from the $3.0 million of net earnings in the second quarter of 2022. During the first six months of 2023, we recorded net earnings of $6.7 million, which was an increase of $553,000, or 9.0%, from the $6.2 million of net earnings in the first six months of 2022. The increase in net earnings during 2023 was primarily an increase in interest income due to an increase in average interest earning assets and higher yields on those assets. The increase in assets was due to our acquisition of Freedom Bank and organic growth. Higher interest rates and average balances of interest bearing liabilities also increased our interest expense. The acquisition of Freedom Bank also contributed to an increase in non-interest expense in 2023.

The following table summarizes earnings and key performance measures for the periods presented:

	As of or for the		As of or for the
(Dollars in thousands, except per share amounts)	three months ended June 30,		six months ended June 30,
	2023	2022	2023	2022
Net earnings:
Net earnings	$3,362	$3,033	$6,719	$6,166
Basic earnings per share (1)	$0.64	$0.58	$1.29	$1.18
Diluted earnings per share (1)	$0.64	$0.58	$1.29	$1.17
Earnings ratios:
Return on average assets (2)	0.88%	0.93%	0.89%	0.95%
Return on average equity (2)	11.52%	10.04%	11.77%	9.81%
Equity to total assets	7.62%	9.08%	7.62%	9.08%
Net interest margin (2) (3)	3.21%	3.05%	3.26%	3.02%
Dividend payout ratio	32.31%	34.43%	32.56%	34.15%

(1)	Per share values for the periods ended June 30, 2022 have been adjusted to give effect to the 5% dividend paid during December 2022.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $15.8 million for the quarter ended June 30, 2023 increased $6.4 million, or 67.8%, as compared to the same period of 2022. Interest income on loans increased $5.5 million, or 76.4%, to $12.6 million for the quarter ended June 30, 2023, compared to the same period of 2022 due to higher yields and average balances. Our yields increased from 4.40% in the second quarter of 2022 to 5.80% in the second quarter of 2023. The increase in interest income on loans was also driven by an increase in average loan balances which increased from $653.0 million in the second quarter of 2022 to $873.9 million in the second quarter of 2023. Interest income on investment securities increased $1.0 million, or 46.9%, to $3.2 million for the second quarter of 2023, as compared to $2.1 million in the same period of 2022. The increase in interest income on investment securities was primarily the result of an increased yields on investment securities, which increased from 1.97% in the second quarter of 2022 to 2.70% in the second quarter of 2023. Also contributing to the higher investment securities income was an increase in the average balances of investment securities which increased from $477.0 million in the second quarter of 2022 to $495.5 million in the second quarter of 2023.

Interest income of $30.4 million for the six months ended June 30, 2023 increased $12.0 million, or 65.3%, as compared to the same period of 2022. Interest income on loans increased $9.7 million, or 67.3%, to $24.0 million for the six months ended June 30, 2023, compared to the same period of 2022 due to an increase in our average loan balances, which increased from $644.6 million during the first six months of 2022 to $862.2 million during the first six months of 2023. Also contributing to higher interest income were higher yields on loans, which increased from 4.49% in the six months ended June 30, 2022 to 5.62% during the six months ended June 30, 2023. Interest income on investment securities increased $2.4 million, or 62.1%, to $6.3 million for the first six months of 2023, as compared to $3.9 million in the same period of 2022. The increase in interest income on investment securities was the result of higher yields, which increased from 1.90% in the first six months of 2022 to 2.69% in the first six months of 2023. Also contributing to the higher yields on investment securities were higher average balances on investment securities, which increased from $449.7 million in the first six months of 2022 compared to $497.5 million in the first six months of 2023.

Interest Expense. Interest expense during the quarter ended June 30, 2023 increased $4.5 million, to $5.0 million, as compared to the same period of 2022. Interest expense on interest-bearing deposits increased $3.1 million, to $3.5 million for the quarter ended June 30, 2023 as compared to the same period of 2022. Our total cost of interest-bearing deposits increased from 0.18% in the second quarter of 2022 to 1.57% in the second quarter of 2023 as a result of higher rates and increased competition for deposits. Also contributing to higher interest expense was an increase in average interest-bearing deposit balances, which increased from $791.3 million in the second quarter of 2022 to $882.7 million in the second quarter of 2023. For the second quarter of 2023, interest expense on borrowings increased $1.4 million, to $1.5 million as compared to the same period of 2022 due to an increase in our average borrowings and subordinated debentures which increased from $28.6 million in the second quarter of 2022 to $115.7 million in the same period of 2023. Also contributing to the increase in interest expense on borrowings were higher rates, which increased from 2.42% in the second quarter of 2022 to 5.34% in the same period of 2023.

Interest expense during the six months ended June 30, 2023 increased $7.8 million, to $8.6 million, as compared to the same period of 2022. Interest expense on interest-bearing deposits increased $5.4 million, to $6.0 million for the six months ended June 30, 2023 as compared to the same period of 2022. The increase in interest expense on interest-bearing deposits was the result of higher rates paid on money market and checking accounts, as the rates reprice based on market indexes. The increase in interest expense on deposits was due to an increase in average interest-bearing deposit balances, which increased from $791.8 million in the first six months of 2022 to $877.8 million in the same period of 2023. For the first six months of 2023, interest expense on borrowings increased $2.3 million, to $2.6 million as compared to the same period of 2022, due primarily to an increase in our average outstanding borrowings and subordinated debentures which increased from $28.6 million in the first six months of 2022 to $105.1 million in the first six months of 2023. Also contributing to the higher interest expense on borrowings were higher average rates on our borrowings, which increased to 5.05% for the first six months of 2023 compared to 2.11% for the same period of 2022.

Net Interest Income. Net interest income increased $1.9 million, or 21.7%, to $10.8 million for the second quarter of 2023 compared to the same period of 2022. The increase in net interest income was primarily a result of an increase in interest on loans and investments, partially offset by higher interest expense. The accretion of purchase accounting adjustments increased net interest income by $263,000 in the second quarter of 2023 compared to a decrease of $4,000 in the second quarter of 2022 and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, the increase in interest rates raised the yields on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest margin, on a tax-equivalent basis, increased from 3.05% in the second quarter of 2022 to 3.21% in the same period of 2023. Continued increases in interest rates may not result in a higher net interest margin as a result of increased competition for loans and deposits. Additionally, the deposit increases we have seen over the past few years may reverse resulting in the need for higher cost funding.

Net interest income increased $4.2 million, or 24.2%, to $21.8 million for the first six months of 2023 compared to the same period of 2022. The increase in net interest income was primarily a result of an increase in interest on loans and investments, partially offset by higher interest expense. The accretion of purchase accounting adjustments increased net interest income by $439,000 in the first six months of 2023 compared to an increase of $9,000 in the first six months of 2022 and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, the increase in interest rates raised the yields on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest margin, on a tax-equivalent basis, increased from 3.02% in the first six months of 2022 to 3.26% in the same period of 2023.

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

	Three months ended			Three months ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$9,600	$49	2.05%	$66,048	$126	0.77%
Investment securities (1)	495,456	3,338	2.70%	477,035	2,338	1.97%
Loans receivable, net (2)	873,910	12,627	5.80%	653,013	7,161	4.40%
Total interest-earning assets	1,378,966	16,014	4.66%	1,196,096	9,625	3.23%
Non-interest-earning assets	146,623			111,016
Total	$1,525,589			$1,307,112

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$591,498	$2,587	1.75%	$521,148	$274	0.21%
Savings accounts	163,876	25	0.06%	169,618	10	0.02%
Certificates of deposit	127,352	840	2.65%	100,491	74	0.30%
Total interest-bearing deposits	882,726	3,452	1.57%	791,257	358	0.18%

FHLB advances and other borrowings	77,176	1,027	5.34%	-	-	0.00%
Subordinated debentures	21,651	387	7.17%	21,651	165	3.06%
Repurchase agreements	16,909	127	3.01%	6,981	8	0.46%
Total borrowings	115,736	1,541	5.34%	28,632	173	2.42%

Total interest-bearing liabilities	998,462	4,993	2.01%	819,889	531	0.26%
Non-interest-bearing liabilities	410,089			366,076
Stockholders’ equity	117,038			121,147
Total	$1,525,589			$1,307,112

Interest rate spread (3)			2.65%			2.97%
Net interest margin (4)		$11,021	3.21%		$9,094	3.05%
Tax-equivalent interest - imputed		188			196
Net interest income		$10,833			$8,898

Ratio of average interest-earning assets to average interest-bearing liabilities			138.1%			145.9%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$12,112	$147	2.45%	$103,314	$188	0.37%
Investment securities (1)	497,486	6,633	2.69%	449,667	4,241	1.90%
Loans receivable, net (2)	862,186	24,008	5.62%	644,569	14,357	4.49%
Total interest-earning assets	1,371,784	30,788	4.53%	1,197,550	18,786	3.16%
Non-interest-earning assets	146,589			108,896
Total	$1,518,373			$1,306,446

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$595,780	$4,694	1.59%	$523,086	$374	0.14%
Savings accounts	166,721	61	0.07%	166,039	20	0.02%
Certificates of deposit	115,340	1,236	2.16%	102,678	159	0.31%
Total interest-bearing deposits	877,841	5,991	1.38%	791,803	553	0.14%

FHLB advances and other borrowings	61,285	1,594	5.25%	-	-	0.00%
Subordinated debentures	21,651	751	6.99%	21,651	288	2.68%
Repurchase agreements	22,199	287	2.61%	6,903	11	0.32%
Total borrowings	105,135	2,632	5.05%	28,554	299	2.11%

Total interest-bearing liabilities	982,976	8,623	1.77%	820,357	852	0.21%
Non-interest-bearing liabilities	420,310			359,332
Stockholders’ equity	115,087			126,757
Total	$1,518,373			$1,306,446

Interest rate spread (3)			2.76%			2.95%
Net interest margin (4)		$22,165	3.26%		$17,934	3.02%
Tax-equivalent interest - imputed		385			391
Net interest income		$21,780			$17,543

Ratio of average interest-earning assets to average interest-bearing liabilities			139.6%			146.0%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2023 vs 2022			2023 vs 2022
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$81	$(158)	$(77)	$8	$(49)	$(41)
Investment securities	95	905	1,000	487	1,905	2,392
Loans	2,817	2,649	5,466	5,529	4,122	9,651
Total	2,993	3,396	6,389	6,024	5,978	12,002
Interest expense:
Deposits	46	3,048	3,094	66	5,372	5,438
FHLB advances and other borrowings	-	1,027	1,027	-	1,594	1,594
Subordinated debentures and other borrowings	-	222	222	-	463	463
Repurchase agreements	24	95	119	65	211	276
Total	70	4,392	4,462	131	7,640	7,771
Net interest income	$2,923	$(996)	$1,927	$5,893	$(1,662)	$4,231

Provision for Credit Losses. On January 1, 2023, the Company adopted CECL and has established an allowance for credit losses (“ACL”) based on this framework. The ACL is based on the historical loss rates and the weighted average remaining maturity for financial assets measured at amortized costs including loans, investment securities and unfunded loan commitments. The historical loss rates are adjusted to reflect reasonable and supportable forecasts to estimate expected credit losses over the life of the financial asset. Upon adoption, the ACL on loans increased by $1.5 million and the ACL on held-to-maturity investment securities of $72,000 was recorded.

During the second quarter of 2023, we recorded a $250,000 provision for credit losses as compared to no provision for credit losses recorded in the same period of 2022. We recorded net loan charge-offs of $68,000 during the second quarter of 2023 compared to net loan charge-off of $42,000 during the second quarter of 2022.

During the first six months of 2023, we recorded a $299,000 provision for credit losses compared to a benefit for loan losses of $500,000 in the first six months of 2022. The $229,000 provision for credit losses during the first six months of 2023 consisted of a $250,000 provision to the allowance for credit losses on loans, $30,000 to unfunded loan commitments and $19,000 to the allowance for credit losses on held-to-maturity investment securities. We recorded net loan charge-offs of $115,000 during the six months ended June 30, 2023 compared to net loan recoveries of $40,000 during the six months ended June 30, 2022.

For further discussion of the allowance for credit losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.8 million in the second quarter of 2023, an increase of $33,000, or 0.9%, from the same period in 2022. The increase in non-interest income during the second quarter of 2023 compared to the same period last year was primarily due to an increase of $101,000 in fees and service charges primarily due to higher fees related to deposit accounts. Other non-interest income also increased by $142,000 which was primarily due to an increase in lease income associated with part of a branch facility that was vacant in the prior year. Partially offsetting this increase was a decrease of $243,000 in gains on sales of one-to-four family residential real estate loans as higher interest rates and low housing inventories reduced originations of these loans, which are typically sold in the secondary market. Higher mortgage rates however did result in increased originations of adjustable-rate loans this quarter which are maintained in our one-to-four family residential loan portfolio.

Total non-interest income was $7.3 million in the first half of 2023, a decrease of $35,000, or 0.5%, from the first half of 2022, primarily as a result of a decrease of $455,000 in gains on sales of loans. Our gains on sales of loans decreased as our originations of secondary market one-to-four family residential real estate loans slowed due to the increase in mortgage interest rates and decreased inventory in the housing market in our market areas. Offsetting the decrease in non-interest income was an increase of $271,000 in fees and services charges due primarily to higher overdraft charges and servicing fees.

Non-interest Expense. Non-interest expense totaled $10.3 million for the second quarter of 2023, an increase of $1.3 million, or 14.7%, over the same quarter of 2022. The increase in non-interest expense in the second quarter of 2023 compared to the same period last year was mainly due to higher compensation and benefits, occupancy and equipment, data processing and other non-interest expense due to the acquisition of Freedom Bank. Also contributing to the increases were higher amortization costs associated with the purchase accounting entries related to the acquisition. Offsetting the increase was a decrease in acquisition costs from the second quarter of 2022 associated with the acquisition of Freedom Bank.

Non-interest expense totaled $20.7 million for the first six months of 2023, an increase of $2.8 million or 15.9%, from $17.9 million for the first six months of 2022. The increase in non-interest expense in the first half of 2023 compared to the same period last year was mainly due to higher compensation and benefits, occupancy and equipment, data processing, and other non-interest expense due to the acquisition of Freedom Bank. Partially offsetting the increases in non-interest expense were acquisition costs of $221,000 during the first six months of 2023 related to the acquisition of Freedom Bank.

Income Tax Expense. During the second quarter of 2023, we recorded income tax expense of $701,000, compared to $639,000 during the same period of 2022. Our effective tax rate decreased from 17.4% in the second quarter of 2022 to 17.3% in the second quarter of 2023.

We recorded income tax expense of $1.4 million for the first six months of 2023 compared to $1.4 million in the same period of 2022. Our effective tax rate was 18.2% in the first half of 2022 compared to 17.2% in the first half of 2023. The decrease in the effective tax rate was primarily due higher tax-exempt income between the periods.

Financial Condition. Economic conditions in the United States slowed during the first six months of 2023 as elevated inflation levels and higher interest rates impacted the economy. The increase in interest rates has impacted financial institutions resulting in higher costs of funding and lower fair values for investment securities. Three large regional banks have been closed by the Federal Deposit Insurance Corporation (FDIC) mainly due to liquidity concerns, resulting from interest rate risk issues and large concentrations of uninsured corporate deposits. The liquidity issues were unique to the way these banks operated and are not reflective of our Company. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a majority of our deposits being retail-based and FDIC insured. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates were also impacted by these economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses included estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $36.5 million, or 2.4%, from December 31, 2022 to $1.5 billion at June 30, 2023.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At June 30, 2023, our allowance for credit losses on loans totaled $10.4 million, or 1.17% of gross loans outstanding, compared to $8.8 million, or 1.03% of gross loans outstanding, at December 31, 2022. The increase in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to the adoption of CECL on January 1, 2023.

As of June 30, 2023 and December 31, 2022, approximately $7.9 million and $13.0 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the ACL was sufficient to cover expected losses related to such loans at June 30, 2023 and December 31, 2022, respectively.

Loans past due 30-89 days and still accruing interest totaled $614,000, or 0.07% of gross loans, at June 30, 2023, compared to $738,000, or 0.09% of gross loans, at December 31, 2022. At June 30, 2023, $2.8 million in loans were on non-accrual status, or 0.31% of gross loans, compared to $3.3 million, or 0.39% of gross loans, at December 31, 2022. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at June 30, 2023 or December 31, 2022.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At June 30, 2023 and December 31, 2022, we had $934,000 of real estate owned. As of June 30, 2023, real estate owned primarily consisted of commercial buildings, undeveloped land and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $19.7 million, or 1.5% in total deposits during the first six months of 2023, to $1.3 billion at June 30, 2023. The decrease in deposits was primarily due to a seasonal decline in public funds accounts and a decline in non-interest bearing deposits. Deposit balances have also been impacted by customers seeking FDIC insurance and higher rates. This trend has resulted in customers changing to different deposit products as well as moving balances to other financial institutions and new customers opening accounts.

Non-interest-bearing deposits at June 30, 2023, were $382.4 million, or 29.9% of deposits, compared to $410.1 million, or 31.5% of deposits, at December 31, 2022. Money market and checking deposit accounts were 47.3% of our deposit portfolio and totaled $606.5 million at June 30, 2023, compared to $626.7 million, or 48.2% of deposits, at December 31, 2022. Savings accounts decreased to $160.4 million, or 12.5% of deposits, at June 30, 2023, from $170.6 million, or 13.1% of deposits, at December 31, 2022. Certificates of deposit totaled $131.7 million, or 10.3% of deposits, at June 30, 2023, compared to $93.3 million, or 7.2% of deposits, at December 31, 2022. The increase in certificates of deposit was primarily related to higher public fund balances, customers seeking higher interest rates and brokered certificates of deposits, which increased from $1.0 million at December 31, 2022 to $11.2 million at June 30, 2023.

Total deposits include estimated uninsured deposits of $193.1 million and $192.9 million as of June 30, 2023 and December 31, 2022, respectively. This represents approximately 15% of our total deposits at June 30, 2023 and compares favorably with other similar community banking organizations. Over 96% of the Company’s total deposits were considered core deposits at June 30, 2023. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

Certificates of deposit at June 30, 2023, scheduled to mature in one year or less totaled $117.8 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $51.9 million to $120.1 million at June 30, 2023, from $68.3 million at December 31, 2022. The increase in total borrowings was due to an increase in FHLB borrowings. The increase in FHLB borrowings was to fund loan growth and to offset the decline in deposits.

Cash Flows. During the six months ended June 30, 2023, our cash and cash equivalents decreased by $3.1 million. Our operating activities provided net cash of $5.2 million during the first six months of 2023 primarily as a result of net earnings. Our investing activities used net cash of $38.4 million during the first six months of 2023, primarily due to loan growth. Financing activities provided net cash of $30.0 million during the first six months of 2023, primarily as a result of an increase in FHLB borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $512.8 million at June 30, 2023 and $521.5 million at December 31, 2022. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through pledging or sales of investment securities. While the sale of available-for-sale investment securities would result in losses due to the current interest environment, pledging these securities as collateral would not result in a loss. At June 30, 2023, we had $76.2 million borrowed on our line of credit with the FHLB. At June 30, 2023, we had collateral pledged to the FHLB that would allow us to borrow $206.3 million, subject to FHLB credit requirements and policies. At June 30, 2023, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $60.8 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at June 30, 2023. At June 30, 2023, we had subordinated debentures totaling $21.7 million and $14.0 million of repurchase agreements. At June 30, 2023, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2023, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2023. The Company also borrowed $8.3 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original $10.0 million of borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.4 million at June 30, 2023.

At June 30, 2023, we had outstanding loan commitments, excluding standby letters of credit, of $187.1 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of June 30, 2023 and December 31, 2022, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of June 30, 2023, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended June 30, 2023, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2023. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the three preceding years. As of June 30, 2023, approximately $10.7 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of June 30, 2023		As of December 31, 2022
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(5,299)	(12.1)%	$(3,245)	(6.6)%
200 basis point rising	$(3,601)	(8.3)%	$(2,218)	(4.5)%
100 basis point rising	$(1,917)	(4.4)%	$(1,215)	(2.5)%
100 basis point falling	$1,957	4.5%	$747	1.5%
200 basis point falling	$3,042	7.0%	$434	0.9%
300 basis point falling	$3,779	8.7%	$(67)	(0.1)%

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Earnings for three and six months ended June 30, 2023 and June 30, 2022; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and June 30, 2022; (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and June 30, 2022; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30 2022; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 11, 2023	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

