Form 10-Q
period 2023-09-30
LANDMARK BANCORP INC
filed 2023-11-13
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as of November 10, 2023, the issuer had outstanding 5,220,767 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and cash equivalents	$23,821	$23,156
Interest-bearing deposits at other banks	5,904	9,084
Investment securities available-for-sale, at fair value	456,857	489,306
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $0, fair value of $3,225 and $3,452	3,525	3,524
Bank stocks, at cost	8,009	5,470
Loans, net of allowance for credit losses of $10,970 and $8,791	926,060	841,149
Loans held for sale, at fair value	1,857	2,488
Bank owned life insurance	38,090	37,323
Premises and equipment, net	23,911	24,327
Goodwill	32,377	32,199
Other intangible assets, net	3,414	4,006
Mortgage servicing rights	3,368	3,813
Real estate owned, net	934	934
Accrued interest and other assets	29,459	26,088
Total assets	$1,557,586	$1,502,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$395,046	$410,142
Money market and checking	586,651	626,659
Savings	157,112	170,570
Certificates of deposit	169,225	93,278
Total deposits	1,308,034	1,300,649

Federal Home Loan Bank and other borrowings	82,569	17,200
Subordinated debentures	21,651	21,651
Repurchase agreements	12,590	29,402
Accrued interest and other liabilities	23,185	22,532
Total liabilities	1,448,029	1,391,434

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,221,117 and 5,213,232 shares issued at September 30, 2023 and December 31, 2022, respectively	52	52
Additional paid-in capital	84,568	84,273
Retained earnings	57,280	52,174
Accumulated other comprehensive loss	(32,343)	(25,066)
Total stockholders’ equity	109,557	111,433
Total liabilities and stockholders’ equity	$1,557,586	$1,502,867

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans	$13,531	$8,025	$37,530	$22,372
Investment securities:
Taxable	2,445	1,739	7,141	4,147
Tax-exempt	772	780	2,333	2,232
Interest-bearing deposits at banks	46	44	193	232
Total interest income	16,794	10,588	47,197	28,983
Interest expense:
Deposits	4,384	771	10,375	1,324
Federal Home Loan Bank and other borrowings	1,251	106	2,845	106
Subordinated debentures	417	234	1,168	522
Repurchase agreements	116	26	403	37
Total interest expense	6,168	1,137	14,791	1,989
Net interest income	10,626	9,451	32,406	26,994
Provision for credit losses	-	500	299	-
Net interest income after provision for credit losses	10,626	8,951	32,107	26,994
Non-interest income:
Fees and service charges	2,618	2,511	7,457	7,079
Gains on sales of loans, net	491	1,049	2,014	3,027
Increase in cash surrender value of bank owned life insurance	230	189	671	566
Losses on sales of investment securities, net	-	(353)	-	(353)
Other	313	133	834	569
Total non-interest income	3,652	3,529	10,976	10,888

Non-interest expense:
Compensation and benefits	5,811	5,051	16,925	14,779
Occupancy and equipment	1,373	1,335	4,136	3,745
Data processing	458	383	1,478	1,085
Amortization of mortgage servicing rights and other intangibles	474	314	1,407	965
Professional fees	624	472	1,722	1,338
Acquisition costs	-	134	-	355
Other	1,989	1,769	5,753	5,051
Total non-interest expense	10,729	9,458	31,421	27,318
Earnings before income taxes	3,549	3,022	11,662	10,564
Income tax expense	671	522	2,065	1,898
Net earnings	$2,878	$2,500	$9,597	$8,666
Earnings per share:
Basic (1)	$0.55	$0.48	$1.84	$1.65
Diluted (1)	$0.55	$0.48	$1.84	$1.65
Dividends per share (1)	$0.21	$0.20	$0.63	$0.60

(1)	Per share amounts for the periods ended September 30, 2022 have been adjusted to give effect to the 5% stock dividend paid during December 2022.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2023	2022	2023	2022

Net earnings	$2,878	$2,500	$9,597	$8,666

Net unrealized holding losses on available-for-sale securities	(12,810)	(17,324)	(9,639)	(46,510)
Reclassification adjustment for net losses included in earnings	-	353	-	353
Net unrealized losses	(12,810)	(16,971)	(9,639)	(46,157)
Income tax effect on net losses included in earnings	-	(86)	-	(87)
Income tax effect on net unrealized holding losses	3,139	4,244	2,362	11,395
Other comprehensive loss	(9,671)	(12,813)	(7,277)	(34,849)

Total comprehensive (loss) income	$(6,793)	$(10,313)	$2,320	$(26,183)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at July 1, 2022	$50	$79,284	$56,662	$(538)	$(18,156)	$117,302
Net earnings	-	-	2,500	-	-	2,500
Other comprehensive loss	-	-	-	-	(12,813)	(12,813)
Dividends paid ($0.20 per share)	-	-	(1,048)	-	-	(1,048)
Issue of restricted common stock, 17,551 shares	-	-	-	-	-	-
Stock-based compensation	-	45	-	-	-	45
Purchase of 19,691 treasury shares	-	-	-	(502)	-	(502)
Balance at September 30, 2022	$50	$79,329	$58,114	$(1,040)	$(30,969)	$105,484

Balance at July 1, 2023	$52	$84,475	$55,498	$-	$(22,672)	$117,353
Net earnings	-	-	2,878	-	-	2,878
Other comprehensive loss	-	-	-	-	(9,671)	(9,671)
Dividends paid ($0.21 per share)	-	-	(1,096)	-	-	(1,096)
Issuance of restricted common stock, 5,192 shares	-	-	-	-	-	-
Stock-based compensation	-	93	-	-	-	93
Balance at September 30, 2023	$52	$84,568	$57,280	$-	$(32,343)	$109,557

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2022	$50	$79,120	$52,593	$-	$3,880	$135,643
Net earnings	-	-	8,666		-	8,666
Other comprehensive loss	-	-	-	-	(34,849)	(34,849)
Dividends paid ($0.60 per share)	-	-	(3,145)	-	-	(3,145)
Issuance of restricted common stock, 17,551 shares	-	-	-	-	-	-
Stock-based compensation	-	209	-	-	-	209
Purchase of 40,806 treasury shares	-	-	-	(1,040)	-	(1,040)
Balance at September 30, 2022	$50	$79,329	$58,114	$(1,040)	$(30,969)	$105,484

Balance at January 1, 2023	$52	$84,273	$52,174	$-	$(25,066)	$111,433
Net earnings	-	-	9,597		-	9,597
Other comprehensive loss	-	-	-	-	(7,277)	(7,277)
Dividends paid ($0.63 per share)	-	-	(3,287)	-	-	(3,287)
Cumulative effect of change in accounting principle from implementation of ASU 2016-13	-	-	(1,204)	-	-	(1,204)
Forfeiture of restricted common stock, 350 shares	-	-	-	-	-	-
Issuance of restricted common stock, 5,192 shares	-	-	-	-	-	-
Stock-based compensation	-	243	-	-	-	243
Exercise of stock options, 2,693 shares	-	52	-	-	-	52
Balance at September 30, 2023	$52	$84,568	$57,280	$-	$(32,343)	$109,557

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30
Cash flows from operating activities:	2023	2022
Net earnings	$9,597	$8,666
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	299	-
Amortization of investment security premiums, net	221	1,272
Accretion of purchase accounting adjustments	(750)	(22)
Amortization of mortgage servicing rights and other intangibles	1,407	965
Depreciation	936	836
Increase in cash surrender value of bank owned life insurance	(671)	(566)
Stock-based compensation	243	209
Deferred income taxes	7	139
Net losses on sales of investment securities	-	353
Net gains on sales of premises and equipment and foreclosed assets	-	(114)
Net gains on sales of loans	(2,014)	(3,027)
Proceeds from sales of loans	69,747	124,886
Origination of loans held for sale	(67,472)	(120,509)
Changes in assets and liabilities:
Accrued interest and other assets	(625)	(828)
Accrued expenses, taxes, and other liabilities	445	2,243
Net cash provided by operating activities	11,370	14,503
Cash flows from investing activities:
Net increase in loans	(86,015)	(48,883)
Net change in interest-bearing deposits at banks	3,166	(1,482)
Maturities and prepayments of investment securities	41,250	40,885
Purchases of investment securities	(18,647)	(201,511)
Proceeds from sales of available-for-sale securities	-	11,210
Redemption of bank stocks	8,564	185
Purchase of bank stocks	(11,103)	(3,921)
Premiums paid on bank owned life insurance	(96)	-
Proceeds from sales of premises and equipment and foreclosed assets	-	1,379
Purchases of premises and equipment, net	(520)	(661)
Net cash used in investing activities	(63,401)	(202,799)
Cash flows from financing activities:
Net increase (decrease) in deposits	7,374	(31,344)
Federal Home Loan Bank advance borrowings	560,546	178,139
Federal Home Loan Bank advance repayments	(494,179)	(103,239)
Proceeds from other borrowings	-	10,000
Repayments on other borrowings	(998)	-
Change in repurchase agreements	(16,812)	(1,054)
Proceeds from exercise of stock options	52	-
Payment of dividends	(3,287)	(3,145)
Purchase of treasury stock	-	(1,040)
Net cash provided by financing activities	52,696	48,317
Net decrease in cash and cash equivalents	665	(139,979)
Cash and cash equivalents at beginning of period	23,156	189,213
Cash and cash equivalents at end of period	$23,821	$49,234

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$-	$320
Cash paid for interest	13,641	1,866
Cash paid for operating leases	118	128

Supplemental schedule of noncash investing and financing activities:
Investment securities purchases not yet settled	-	1,740

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2023, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three and nine-month interim period ended September 30, 2023 are not necessarily indicative of the results expected for the year ending December 31, 2023 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

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

3. Investments

A summary of investment securities available-for-sale and held-to-maturity is as follows:

(Dollars in thousands)	As of September 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$125,667	$-	$(7,326)	$118,341
Municipal obligations, tax exempt	124,352	-	(8,646)	115,706
Municipal obligations, taxable	81,834	-	(7,841)	73,993
Agency mortgage-backed securities	167,842	-	(19,025)	148,817
Total available-for-sale	$499,695	$-	$(42,838)	$456,857

	As of September 30, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Held-to-maturity:
Other	$3,525	$-	$(300)	$3,225
Total held-to-maturity	$3,525	$-	$(300)	$3,225

	As of December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$130,684	$-	$(7,573)	$123,111
U. S. federal agency obligations	2,002	-	(14)	1,988
Municipal obligations, tax exempt	130,848	59	(3,645)	127,262
Municipal obligations, taxable	73,520	14	(6,290)	67,244
Agency mortgage-backed securities	185,451	172	(15,922)	169,701
Total available-for-sale	$522,505	$245	$(33,444)	$489,306

	As of December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Held-to-maturity:
Other	$3,524	$5	$(77)	$3,452
Total held-to-maturity	$3,524	$5	$(77)	$3,452

The amortized cost of the above held-to-maturity investment securities has been further reduced by the allowance for credit losses of $91,000 at September 30, 2023.

The tables above show that some of the securities in the available-for-sale and held-to-maturity investment portfolios had unrealized losses, or were temporarily impaired, as of September 30, 2023 and December 31, 2022. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date. Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

		As of September 30, 2023
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale:	securities	value	losses	value	losses	value	losses
U.S. treasury securities	66	$909	$(10)	$117,432	$(7,316)	$118,341	$(7,326)
Municipal obligations, tax exempt	290	50,036	(3,126)	65,225	(5,520)	115,261	(8,646)
Municipal obligations, taxable	126	23,773	(1,519)	50,220	(6,322)	73,993	(7,841)
Agency mortgage-backed securities	103	20,263	(629)	128,554	(18,396)	148,817	(19,025)
Total for available-for-sale	585	$94,981	$(5,284)	$361,431	$(37,554)	$456,412	$(42,838)

Held-to-maturity:
Other	7	$3,225	$300	$-	$-	$3,225	$300
Total held-to-maturity	7	3,225	300	-	-	3,225	300

		As of December 31, 2022
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale:	securities	value	losses	value	losses	value	losses
U.S. treasury securities	67	$85,988	$(4,591)	$37,123	$(2,982)	$123,111	$(7,573)
U.S. federal agency obligations	1	1,988	(14)	-	-	1,988	(14)
Municipal obligations, tax exempt	274	107,262	(3,020)	8,495	(625)	115,757	(3,645)
Municipal obligations, taxable	108	54,746	(5,006)	7,571	(1,284)	62,317	(6,290)
Agency mortgage-backed securities	100	78,971	(4,550)	79,882	(11,372)	158,853	(15,922)
Total for available-for-sale	550	328,955	(17,181)	133,071	(16,263)	462,026	(33,444)

Held-to-maturity:
Other	6	$3,009	$(77)	$-	$-	$3,009	$(77)
Total held-to-maturity	6	3,009	(77)	-	-	3,009	(77)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of September 30, 2023 and December 31, 2022.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of September 30, 2023, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2023 and December 31, 2022.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of September 30, 2023 and December 31, 2022.

The Company’s other investment securities portfolio consists of seven subordinated debentures issued by financial institutions. These investment securities were acquired in the Freedom Bank acquisition and classified as held-to-maturity. The securities were issued in 2021 and 2022 with a 10 year maturity and a fixed rate for five years. The securities are callable after the end of the fixed rate term. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the other securities identified in the tables above were temporarily impaired as of September 30, 2023 and December 31, 2022.

The following table provides information on the Company’s allowance for credit losses related to held-to-maturity investment securities.

(Dollars in thousands)
Balance at January 1, 2023	$-
Impact of adopting ASC 326	72
Provision for credit losses	19
Balance at September 30, 2023	$91

The table below sets forth amortized cost and fair value of investment securities at September 30, 2023. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
Available-for-sale:	cost	fair value
Due in less than one year	$37,975	$37,272
Due after one year but within five years	265,924	244,855
Due after five years but within ten years	142,733	127,386
Due after ten years	53,063	47,344
Total available-for-sale	$499,695	$456,857

Held-to-maturity:
Due after five years but within ten years	3,525	3,225
Total held-to-maturity	$3,525	$3,225

Sales proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the periods indicated:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Sales proceeds	$-	$11,210	$-	$11,210

Realized gains	$-	$-	$-	$-
Realized losses	-	(353)	-	(353)
Net realized losses	$-	$(353)	$-	$(353)

Securities with carrying values of $398.2 million and $420.8 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at September 30, 2023 and December 31, 2022, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

4. Loans and Allowance for Credit Losses

Loans consisted of the following as of the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2023	2022

One-to-four family residential real estate loans	$289,571	$236,982
Construction and land loans	21,657	22,725
Commercial real estate loans	323,427	304,074
Commercial loans	185,831	173,415
Paycheck protection program loans	-	21
Agriculture loans	84,560	84,283
Municipal loans	3,200	2,026
Consumer loans	29,180	26,664
Total gross loans	937,426	850,190
Net deferred loan fees and loans in process	(396)	(250)
Allowance for credit losses	(10,970)	(8,791)
Loans, net	$926,060	$841,149

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology:

	Three and nine months ended September 30, 2023
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at July 1, 2023	$1,852	$161	$4,373	$2,710	$-	$1,134	$16	$203	$10,449
Charge-offs	-	-	-	(44)	-	-	-	(98)	(142)
Recoveries	-	626	-	9	-	1	-	27	663
Provision for credit losses	38	(641)	81	469	-	(45)	(1)	99	-
Balance at September 30, 2023	$1,890	$146	$4,454	$3,144	$-	$1,090	$15	$231	$10,970

Allowance for credit losses:
Balance at January 1, 2023	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791
Impact of adopting ASC 326	1,022	49	1,063	145	-	(824)	11	57	1,523
Charge-offs	-	-	-	(151)	-	-	-	(257)	(408)
Recoveries	-	626	-	28	-	74	-	86	814
Provision for credit losses	213	(646)	233	369	-	(126)	(1)	208	250
Balance at September 30, 2023	$1,890	$146	$4,454	$3,144	$-	$1,090	$15	$231	$10,970

	Three and nine months ended September 30, 2022
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at July 1, 2022	$580	$133	$2,982	$2,651	$-	$1,820	$6	$143	$8,315
Charge-offs	-	-	-	-	-	-	-	(106)	(106)
Recoveries	-	65	-	5	-	56	-	23	149
Provision for credit losses	25	(92)	216	146	-	130	(1)	76	500
Balance at September 30, 2022	$605	$106	$3,198	$2,802	$-	$2,006	$5	$136	$8,858

Allowance for credit losses:
Balance at January 1, 2022	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775
Charge-offs	-	-	-	-	-	-	-	(235)	(235)
Recoveries	-	165	-	28	-	59	6	60	318
Provision for credit losses	(18)	(197)	147	161	-	(274)	(7)	188	-
Balance at September 30, 2022	$605	$106	$3,198	$2,802	$-	$2,006	$5	$136	$8,858

	As of December 31, 2022
(Dollars in thousands)	One-to-four family residential real estate loan	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection program loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Individually evaluated for loss	$-	$-	$-	$636	$-	$18	$-	$-	$654
Collectively evaluated for loss	655	117	3,158	2,117	-	1,948	5	137	8,137
Total	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791

Loan balances:
Individually evaluated for loss	$326	$412	$1,224	$812	$-	$1,319	$36	$-	$4,129
Collectively evaluated for loss	236,656	22,313	302,850	172,603	21	82,964	1,990	26,664	846,061
Total	$236,982	$22,725	$304,074	$173,415	$21	$84,283	$2,026	$26,664	$850,190

The Company recorded net loan recoveries of $521,000 during the third quarter of 2023 compared to net loan recoveries of $43,000 during the third quarter of 2022. The Company recorded net loan recoveries of $406,000 during the nine months ended September 30, 2023 compared to net loan recoveries of $83,000 during the nine months ended September 30, 2022.

The following table presents information on non-accrual and loans past due over 89 days and still accruing:

(Dollars in thousands)	As of September 30, 2023
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$31	$-	$-
Construction and land loans	193	-	-
Commercial real estate loans	1,211	-	-
Commercial loans	208	2,551	-
Paycheck protection program loans	-	-	-
Agriculture loans	214	4	-
Municipal loans	-	-	-
Consumer loans	28	-	-
Total loans	$1,885	$2,555	$-

The following table presents information on impaired loans:

(Dollars in thousands)	As of December 31, 2022
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate	$326	$326	$326	$-	$-	$357	$9
Construction and land	843	412	412	-	-	243	10
Commercial real estate	1,224	1,224	1,224	-	-	1,224	47
Commercial	1,063	812	75	737	636	865	5
Agriculture	1,402	1,319	1,301	18	18	1,433	64
Municipal	36	36	36	-	-	36	1
Consumer	-	-	-	-	-	-	-
Total impaired loans	$4,894	$4,129	$3,374	$755	$654	$4,158	$136

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at September 30, 2023 or December 31, 2022.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of September 30, 2023
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$-	$141	$-	$141	$31	$172	$289,399
Construction and land loans		-	-	-	193	193	21,464
Commercial real estate loans	1,280	-	-	1,280	1,211	2,491	320,936
Commercial loans	4,389	10	-	4,399	2,759	7,158	178,673
Paycheck protection program loans	-	-	-	-	-	-	-
Agriculture loans	22	236	-	258	218	476	84,084
Municipal loans	-	-	-	-	-	-	3,200
Consumer loans	95	-	-	95	28	123	29,057
Total	$5,786	$387	$-	$6,173	$4,440	$10,613	$926,813

Percent of gross loans	0.62%	0.04%	0.00%	0.66%	0.47%	1.13%	98.87%

(Dollars in thousands)	As of December 31, 2022
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$8	$72	$-	$80	$170	$250	$236,732
Construction and land loans	-	-	-	-	195	195	22,530
Commercial real estate loans	-	-	-	-	1,224	1,224	302,850
Commercial loans	-	411	-	411	812	1,223	172,192
Paycheck protection program loans	-	-	-	-	-	-	21
Agriculture loans	-	180	-	180	925	1,105	83,178
Municipal loans	-	-	-	-	-	-	2,026
Consumer loans	67	-	-	67	-	67	26,597
Total	$75	$663	$-	$738	$3,326	$4,064	$846,126

Percent of gross loans	0.01%	0.08%	0.00%	0.09%	0.39%	0.48%	99.52%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2023 and 2022 would have increased interest income by $75,000 and $155,000, respectively. No interest income related to non-accrual loans was included in interest income for the three and nine months ended September 30, 2023 and 2022.

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

The following table presents information on the Company’s risk category of loans by type and year of origination:

(Dollars in thousands)	As of September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$76,711	$86,384	$43,601	$34,007	$13,013	$31,361	$4,052	$411	$289,540
Classified	-	-	-	-	-	31	-	-	31
Total	$76,711	$86,384	$43,601	$34,007	$13,013	$31,392	$4,052	$411	$289,571
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$5,531	$5,731	$5,390	$2,688	$924	$341	$530	$329	$21,464
Classified	-	-	-	-	-	193	-	-	193
Total	$5,531	$5,731	$5,390	$2,688	$924	$534	$530	$329	$21,657
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$32,881	$77,872	$59,680	$54,139	$31,836	$60,917	$2,751	$389	$320,465
Classified	-	-	484	25	181	2,272	-	-	2,962
Total	$32,881	$77,872	$60,164	$54,164	$32,017	$63,189	$2,751	$389	$323,427
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$33,938	$35,464	$18,840	$17,282	$2,990	$4,991	$61,285	$4,579	$179,369
Classified	220	2,037	641	488	535	37	2,305	199	6,462
Total	$34,158	$37,501	$19,481	$17,770	$3,525	$5,028	$63,590	$4,778	$185,831
Charge-offs	$-	$(17)	$(90)	$(44)	$-	$-	$-	$-	$(151)
Agriculture loans
Nonclassified	$4,597	$12,195	$5,361	$4,250	$4,225	$12,643	$40,920	$151	$84,342
Classified	-	-	-	-	50	114	54	-	218
Total	$4,597	$12,195	$5,361	$4,250	$4,275	$12,757	$40,974	$151	$84,560
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$1,452	$135	$-	$-	$-	$1,613	$-	$-	$3,200
Classified	-	-	-	-	-	-	-	-	-
Total	$1,452	$135	$-	$-	$-	$1,613	$-	$-	$3,200
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$4,282	$1,493	$1,477	$1,398	$2	$5,177	$15,302	$21	$29,152
Classified	-	-	1	-	-	-	25	2	28
Total	$4,282	$1,493	$1,478	$1,398	$2	$5,177	$15,327	$23	$29,180
Charge-offs	$-	$-	$-	$-	$-	$-	$(257)	$-	$(257)
Total loans
Nonclassified	$159,392	$219,274	$134,349	$113,764	$52,990	$117,043	$124,840	$5,880	$927,532
Classified	220	2,037	1,126	513	766	2,647	2,384	201	9,894
Total	$159,612	$221,311	$135,475	$114,277	$53,756	$119,690	$127,224	$6,081	$937,426
Charge-offs	$-	$(17)	$(90)	$(44)	$-	$-	$(257)	$-	$(408)

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2022
(Dollars in thousands)	Nonclassified	Classified

One-to-four family residential real estate loans	$236,663	$319
Construction and land loans	22,530	195
Commercial real estate loans	300,216	3,858
Commercial loans	165,709	7,706
Paycheck protection program loans	21	-
Agriculture loans	83,358	925
Municipal loan	2,026	-
Consumer loans	26,664	-
Total	$837,187	$13,003

The following table provides information on the Company’s allowance for credit losses related to unfunded loan commitments.

(dollars in thousands)
Balance at January 1, 2023	$170
Impact of adopting ASC 326	-
Provision for credit losses	30
Balance at September 30, 2023	$200

The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023 by class, type of modification and includes the financial effect of the modification.

(Dollars in thousands)	As of September 30, 2023
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$145	0.1%	90 day payment deferral

As of September 30, 2023, all loans experiencing both financial difficulty and modified during the three and nine months ended September 30, 2023 were current under the terms of the agreements. There were no commitments to lend additional funds to the borrowers and there were no charge-offs recorded against the loans. The Company had no allowance for credit losses recorded against these loans as of September 30, 2023. The Company did not have any loan modifications that had a payment default during the three and nine months ended September 30, 2023.

5. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2022 concluded that its goodwill was not impaired. As of September 30. 2023, the Company concluded it was more likely than not that its goodwill was not impaired.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of September 30, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$5,880	$(2,466)	$3,414

(Dollars in thousands)	As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$5,880	$(1,874)	$4,006

The following sets forth estimated amortization expense for core deposit and intangible assets for the remainder of 2023 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2023	$173
2024	663
2025	588
2026	512
2027	436
2028	360
Thereafter	682
Total	$3,414

6. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	September 30,	December 31,
	2023	2022
FHLMC	$672,397	$685,859
FHLB	27,788	27,285
Total	$700,185	$713,144

Custodial escrow balances maintained in connection with serviced loans were $10.1 million and $5.3 million at September 30, 2023 and December 31, 2022, respectively. Custodial escrow balances are included in the deposit balances on the balance sheet. Gross service fee income related to such loans was $450,000 and $456,000 for the three months ended September 30, 2023 and 2022, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $1.3 and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Activity for mortgage servicing rights was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Mortgage servicing rights:
Balance at beginning of period	$3,514	$4,025	$3,813	$4,193
Additions	130	253	370	704
Amortization	(276)	(298)	(815)	(917)
Balance at end of period	$3,368	$3,980	$3,368	$3,980

The fair value of mortgage servicing rights was $10.8 million and $10.3 million at September 30, 2023 and December 31, 2022, respectively. Fair value at September 30, 2023 was determined using discount rate of 9.50%; prepayment speeds ranging from 6.00% to 17.05%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.61%. Fair value at December 31, 2022 was determined using discount rates at 9.50%; prepayment speeds ranging from 6.00% to 21.34%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.47%.

The Company had a mortgage repurchase reserve of $170,000 at September 30, 2023 and $225,000 at December 31, 2022, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged a $84,000 loss against the reserve during the three months ended September 30, 2023 and losses of $105,000 against the reserve during the nine months ended September 30, 2023. The Company charged a $1,000 loss against the reserve during the first three and nine months ended September 30, 2022. The Company recorded a $50,000 provision to the mortgage repurchase reserve during the three and nine months ended September 30, 2023. As of September 30, 2023, the Company had no outstanding mortgage repurchase requests.

7. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three and nine months ended September 30, 2023 excluded 130,409 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The diluted earnings per share computation for the three and nine months ended September 30, 2022 excluded 34,986 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid November 29, 2023, to common stockholders of record as of the close of business on November 15, 2023. The Board of Directors also declared a 5% stock dividend issuable December 15, 2023 to common stockholders of record on December 1, 2023. The shares used in the calculation of basic and diluted earnings per share are shown below:

(Dollars in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net earnings	$2,878	$2,500	$9,597	$8,666

Weighted average common shares outstanding - basic (1)	5,218,961	5,228,270	5,215,908	5,237,743
Assumed exercise of stock options (1)	2,594	13,802	4,349	15,573
Weighted average common shares outstanding - diluted (1)	5,221,555	5,242,072	5,220,257	5,253,316
Earnings per share (1):
Basic	$0.55	$0.48	$1.84	$1.65
Diluted	$0.55	$0.48	$1.84	$1.65

(1)	Share and per share values for the periods ended September 30, 2022 have been adjusted to give effect to the 5% stock dividend paid during December 2022.

8. Federal Home Loan Bank Borrowings and Other Borrowings

The Bank has a line of credit, renewable annually each September, with the Federal Home Loan Bank (“FHLB’) under which there were $74.6 million of borrowings at September 30, 2023 and $8.2 million at December 31, 2022. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (5.49% at September 30, 2023). The Company had no letters of credit issued through the FHLB at September 30, 2023 or December 31, 2022 to secure municipal deposits. The Company did not have any term advances from FHLB at September 30, 2023 or December 31, 2022.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At September 30, 2023 and December 31, 2022, there was a blanket pledge of loans and securities totaling $285.1 million and $139.0 million, respectively. At September 30, 2023 and December 31, 2022, the Bank’s total borrowing capacity with the FHLB was approximately $204.1 million and $111.0 million, respectively. At September 30, 2023 and December 31, 2022, the Bank’s available borrowing capacity was $128.4 million and $101.8 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

At September 30, 2023, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity with the Federal Reserve was $57.2 million.

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2024, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, the Company borrowed $10.0 million from an unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $8.0 million and $9.0 million at September 30, 2023 and December 31, 2022, respectively.

9. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $12.6 million at September 30, 2023 and $29.4 million at December 31, 2022, which were secured by $30.0 million and $38.4 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of September 30, 2023
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$12,339	$-	$-	$-	$12,339
Agency mortgage-backed securities	251	-	-	-	251
Total	$12,590	$-	$-	$-	$12,590

	As of December 31, 2022
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$25,973	$-	$-	$-	$25,973
U.S. federal agency obligations	1,236	-	-	-	1,236
Agency mortgage-backed securities	2,193	-	-	-	2,193
Total	$29,402	$-	$-	$-	$29,402

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

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$1,021	$1,058	$2,850	$2,788
Other	318	242	792	566
Interchange income	756	704	2,298	2,196
Loan servicing fees (1)	450	456	1,344	1,363
Office lease income (1)	147	30	365	96
Gains on sales of loans (1)	491	1,049	2,014	3,027
Bank owned life insurance income (1)	230	189	671	566
Losses on sales of investment securities (1)	-	(353)	-	(353)
Gains on sales of real estate owned	-	-	-	114
Other	239	154	642	525
Total non-interest income	$3,652	$3,529	$10,976	$10,888

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first nine months of 2023 or 2022.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2023 and December 31, 2022, including methods and assumptions utilized, are set forth below:

	As of September 30, 2023
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$23,821	$23,821	$-	$-	$23,821
Interest-bearing deposits at other banks	5,904	-	5,904	-	5,904
Investment securities available-for-sale	456,857	118,341	338,516	-	456,857
Investment securities held-to-maturity	3,525	-	3,225	-	3,225
Bank stocks, at cost	8,009	n/a	n/a	n/a	n/a
Loans, net	926,060	-	-	904,001	904,001
Loans held for sale	1,857	-	1,857	-	1,857
Mortgage servicing rights	3,368	-	10,763	-	10,763
Accrued interest receivable	7,178	403	2,098	4,677	7,178
Derivative financial instruments	139	-	139	-	139

Financial liabilities:
Non-maturity deposits	$(1,138,809)	$(1,138,809)	$-	$-	$(1,138,809)
Certificates of deposit	(169,225)	-	(167,274)	-	(167,274)
FHLB and other borrowings	(82,569)	-	(82,255)	-	(82,255)
Subordinated debentures	(21,651)	-	(16,999)	-	(16,999)
Repurchase agreements	(12,590)	-	(12,590)	-	(12,590)
Accrued interest payable	(1,589)	-	(1,589)	-	(1,589)

	As of December 31, 2022
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$23,156	$23,156	$-	$-	$23,156
Interest-bearing deposits at other banks	9,084	-	9,084	-	9,084
Investment securities available-for-sale	489,306	123,111	366,195	-	489,306
Investment securities held-to-maturity	3,524	-	3,452	-	3,452
Bank stocks, at cost	5,470	n/a	n/a	n/a	n/a
Loans, net	841,149	-	-	828,726	828,726
Loans held for sale	2,488	-	2,488	-	2,488
Mortgage servicing rights	3,813	-	10,282	-	10,282
Accrued interest receivable	5,879	426	2,150	3,303	5,879
Derivative financial instruments	126	-	126	-	126

Financial liabilities:
Non-maturity deposits	$(1,207,371)	$(1,207,371)	$-	$-	$(1,207,371)
Certificates of deposit	(93,278)	-	(90,760)	-	(90,760)
FHLB and other borrowings	(17,200)	-	(14,981)	-	(14,981)
Subordinated debentures	(21,651)	-	(18,189)	-	(18,189)
Repurchase agreements	(29,402)	-	(29,402)	-	(29,402)
Accrued interest payable	(439)	-	(439)	-	(439)

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2023 or during the year ended December 31, 2022.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2023
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$118,341	$118,341	$-	$-
Municipal obligations, tax exempt	115,706	-	115,706	-
Municipal obligations, taxable	73,993	-	73,993	-
Agency mortgage-backed securities	148,817	-	148,817	-
Loans held for sale	1,857	-	1,857	-
Derivative financial instruments	139	-	139	-

		As of December 31, 2022
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$123,111	$123,111	$-	$-
U. S. federal agency obligations	1,988	-	1,988	-
Municipal obligations, tax exempt	127,262	-	127,262	-
Municipal obligations, taxable	67,244	-	67,244	-
Agency mortgage-backed securities	169,701	-	169,701	-
Loans held for sale	2,488	-	2,488	-
Derivative financial instruments	126	-	126	-

The Company’s investment securities classified as available-for-sale include U.S. treasury securities, municipal obligations, and agency mortgage-backed securities. Quoted exchange prices are available for the Company’s U.S. treasury securities, which are classified as Level 1. U.S. federal agency mortgage-backed securities are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. These measurements are classified as Level 2. Municipal obligations are valued using a type of matrix, or grid, pricing in which securities are benchmarked against U.S. treasury rates based on credit rating. These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

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

The aggregate fair value, contractual balance (including accrued interest), and gains on loans held for sale were as follows:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2023	2022
Aggregate fair value	$1,857	$2,488
Contractual balance	1,846	2,468
Gain	$11	$20

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Total change in fair value	$(143)	$(100)	$13	$(128)

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $5.0 million at September 30, 2023 and $4.1 million at December 31, 2022, respectively. The Company’s individually evaluated loans with an allowance for credit losses was $2.6 million and $755,000, with an allocated allowance of $1.0 million and $654,000, at September 30, 2023 and December 31, 2022, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2023
Impaired loans:
Commercial	$1,567	Sales comparison	Adjustment to comparable value	0%-30%

As of December 31, 2022
Impaired loans:
Commercial	$101	Sales comparison	Adjustment to comparable value	0%-25%
Real estate owned:
One-to-four family residential real estate	272	Sales comparison	Adjustment to appraised value	15%
Commercial real estate	234	Sales comparison	Adjustment to appraised value	15%

12. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at September 30, 2023 and December 31, 2022.

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of September 30, 2023
Leverage	$128,858	8.36%	$61,631	4.0%
Common Equity Tier 1 Capital	107,858	10.26%	73,596	7.0%
Tier 1 Capital	128,858	12.26%	89,366	8.5%
Total Risk Based Capital	139,216	13.24%	110,394	10.5%

As of December 31, 2022
Leverage	$122,275	8.14%	$60,100	4.0%
Common Equity Tier 1 Capital	101,275	10.37%	68,352	7.0%
Tier 1 Capital	122,275	12.52%	82,999	8.5%
Total Risk Based Capital	131,236	13.44%	102,528	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at September 30, 2023 and December 31, 2022:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of September 30, 2023
Leverage	$133,192	8.67%	$61,456	4.0%	$76,820	5.0%
Common Equity Tier 1 Capital	133,192	12.68%	73,524	7.0%	68,272	6.5%
Tier 1 Capital	133,192	12.68%	89,279	8.5%	84,028	8.0%
Total Risk Based Capital	143,550	13.67%	110,286	10.5%	105,035	10.0%

As of December 31, 2022
Leverage	$128,643	8.59%	$59,933	4.0%	$74,917	5.0%
Common Equity Tier 1 Capital	128,643	13.18%	68,309	7.0%	63,430	6.5%
Tier 1 Capital	128,643	13.18%	82,947	8.5%	78,068	8.0%
Total Risk Based Capital	137,604	14.10%	102,464	10.5%	97,585	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

In May 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform relates to the effects undertaken to eliminate certain reference rates such as the London Interbank Offered Rate (“LIBOR”) and introduce new reference rates that may be based on larger or more liquid observations and transactions. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other contracts. Generally, ASU 2020-04 would allow entities to consider contract modifications due to reference rate reform to be a continuation of an existing contract; thus, the Company would not have to determine if the modification is considered insignificant. The standard was effective upon issuance and the amendments may be applied prospectively through December 31, 2022 such that changes made to contracts beginning on or after January 1, 2023 would not apply. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date, which extended the sunset date from December 31, 2022 to December 31, 2024. LIBOR continued to be published until September 30, 2023.

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

In October 2023, we declared our 89th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, our future dividend practice is dependent upon the performance of the economy and the Company’s overall performance. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at September 30, 2023.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for credit losses and the accounting for business combinations, each of which involve significant judgment by our management. On January 1, 2023, we adopted CECL which changed our allowance for credit losses from an incurred loss methodology to an expected loss methodology. The CECL model is subject to changes in our economic forecast, which can impact the calculation of our allowance for credit losses substantially. The impact of the adoption and more information on our allowance for credit losses is included in Notes 2 and 4 of the consolidated financial statements. Our most significant critical accounting estimates relate to the allowance for credit losses on loans, which involve significant judgment by our management. The analysis is updated on a quarterly basis based on historical loss information adjusted for current conditions and reasonable and supportable forecasts. Additionally, the Company considers asset quality trends, composition and trends in the loan portfolio, underlying collateral values, industry trends and other pertinent factors, including regulatory recommendations, which impacts the estimate of future credit losses. Other than CECL, there have been no material changes to the critical accounting policies included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 30, 2023.

Summary of Results. During the third quarter of 2023, we recorded net earnings of $2.9 million, which was an increase of $378,000, or 15.1%, from the $2.5 million of net earnings in the third quarter of 2022. During the first nine months of 2023, we recorded net earnings of $9.6 million, which was an increase of $931,000, or 10.7%, from the $8.7 million of net earnings in the first nine months of 2022. The increase in net earnings during 2023 was primarily related to an increase in interest income due to an increase in average interest earning assets and higher yields on those assets. The increase in assets was due to our acquisition of Freedom Bank and organic growth. Higher interest rates and average balances of interest bearing liabilities also increased our interest expense. The acquisition of Freedom Bank also contributed to an increase in non-interest expense in 2023.

The following table summarizes earnings and key performance measures for the periods presented:

	As of or for the		As of or for the
(Dollars in thousands, except per share amounts)	three months ended September 30,		nine months ended September 30,
	2023	2022	2023	2022
Net earnings:
Net earnings	$2,878	$2,500	$9,597	$8,666
Basic earnings per share (1)	$0.55	$0.48	$1.84	$1.65
Diluted earnings per share (1)	$0.55	$0.48	$1.84	$1.65
Earnings ratios:
Return on average assets (2)	0.74%	0.76%	0.84%	0.89%
Return on average equity (2)	9.87%	8.33%	11.13%	9.33%
Equity to total assets	7.03%	7.78%	7.03%	7.78%
Net interest margin (2) (3)	3.06%	3.21%	3.19%	3.08%
Dividend payout ratio	38.08%	42.00%	34.24%	36.42%

(1) Per share values for the periods ended September 30, 2022 have been adjusted to give effect to the 5% dividend paid during December 2022.
(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3) Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $16.8 million for the quarter ended September 30, 2023 increased $6.2 million, or 58.6%, as compared to the same period of 2022. Interest income on loans increased $5.5 million, or 68.6%, to $13.5 million for the quarter ended September 30, 2023, compared to the same period of 2022 due to higher yields and average balances. Our yields increased from 4.63% in the third quarter of 2022 to 5.93% in the third quarter of 2023. The increase in interest income on loans was also driven by an increase in average loan balances which increased from $687.7 million in the third quarter of 2022 to $906.3 million in the third quarter of 2023. Interest income on investment securities increased $698,000, or 27.7%, to $3.2 million for the third quarter of 2023, as compared to $2.5 million in the same period of 2022. The increase in interest income on investment securities was primarily the result of increased yields on investment securities, which increased from 2.18% in the third quarter of 2022 to 2.77% in the third quarter of 2023. Offsetting the higher investment securities income was a decrease in the average balances of investment securities which decreased from $494.3 million in the third quarter of 2022 to $486.7 million in the third quarter of 2023.

Interest income of $47.2 million for the nine months ended September 30, 2023 increased $18.2 million, or 62.8%, as compared to the same period of 2022. Interest income on loans increased $15.2 million, or 67.8%, to $37.5 million for the nine months ended September 30, 2023, compared to the same period of 2022 due to an increase in our average loan balances, which increased from $659.1 million during the first nine months of 2022 to $877.0 million during the first nine months of 2023. Also contributing to higher interest income was higher yields on loans, which increased from 4.54% in the nine months ended September 30, 2022 to 5.72% during the nine months ended September 30, 2023. Interest income on investment securities increased $3.1 million, or 48.5%, to $9.5 million for the first nine months of 2023, as compared to $6.4 million in the same period of 2022. The increase in interest income on investment securities was primarily the result of increased yields, which increased from 2.00% in the first nine months of 2022 to 2.72% in the first nine months of 2023. Also contributing to the higher yields on investment securities were higher average balances on investment securities, which increased from $464.7 million in the first nine months of 2022 compared to $493.9 million in the first nine months of 2023.

Interest Expense. Interest expense during the quarter ended September 30, 2023 increased $5.0 million, to $6.2 million, as compared to the same period of 2022. Interest expense on interest-bearing deposits increased $3.6 million, to $4.4 million for the quarter ended September 30, 2023 as compared to the same period of 2022. Our total cost of interest-bearing deposits increased from 0.39% in the third quarter of 2022 to 1.93% in the third quarter of 2023 as a result of higher rates and increased competition for deposits. Also contributing to higher interest expense was an increase in average interest-bearing deposit balances, which increased from $782.5 million in the third quarter of 2022 to $902.7 million in the third quarter of 2023. For the third quarter of 2023, interest expense on borrowings increased $1.4 million, to $1.8 million as compared to the same period of 2022 due to an increase in our average borrowings which increased from $44.9 million in the third quarter of 2022 to $126.5 million in the same period of 2023. Also contributing to the increase in interest expense on borrowings were higher rates, which increased from 2.18% in the third quarter of 2022 to 5.60% in the same period of 2023.

Interest expense during the nine months ended September 30, 2023 increased $12.8 million, to $14.8 million, as compared to the same period of 2022. Interest expense on interest-bearing deposits increased $9.1 million, to $10.4 million for the nine months ended September 30, 2023 as compared to the same period of 2022. The increase in interest expense on interest-bearing deposits was the result of higher rates as our cost of interest-bearing deposits increased from 0.22% in the first nine months of 2022 to 1.57% in the first nine months of 2023. The increase in interest expense on deposits was due to an increase in average interest-bearing deposit balances, which increased from $788.7 million in the first nine months of 2022 to $886.2 million in the same period of 2023. For the first nine months of 2023, interest expense on borrowings increased $3.8 million, to $4.4 million as compared to the same period of 2022, due primarily to an increase in our average outstanding borrowings which increased from $34.1 million in the first nine months of 2022 to $112.3 million in the first nine months of 2023. Also contributing to the higher interest expense on borrowings were higher average rates on our borrowings, which increased to 5.26% for the first nine months of 2023 compared to 1.60% for the same period of 2022.

Net Interest Income. Net interest income increased $1.2 million, or 12.4%, to $10.6 million for the third quarter of 2023 compared to the same period of 2022. The increase in net interest income was primarily a result of an increase in interest income on loans and investments, partially offset by higher interest expense. The accretion of purchase accounting adjustments increased net interest income by $282,000 in the third quarter of 2023 compared to an increase of $13,000 in the third quarter of 2022 and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, the increase in interest rates raised the yields on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest margin, on a tax-equivalent basis, decreased from 3.21% in the third quarter of 2022 to 3.06% in the same period of 2023. Continued increases in interest rates may not result in a higher net interest margin as a result of increased competition for loans and deposits. Additionally, the deposit balance increases we have seen over the past few years may reverse resulting in the need for higher cost funding.

Net interest income increased $5.4 million, or 20.0%, to $32.4 million for the first nine months of 2023 compared to the same period of 2022. The increase in net interest income was primarily a result of an increase in interest income on loans and investments, partially offset by higher interest expense. The accretion of purchase accounting adjustments increased net interest income by $750,000 in the first nine months of 2023 compared to an increase of $22,000 in the first nine months of 2022 and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, the increase in interest rates raised the yields on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest margin, on a tax-equivalent basis, increased from 3.08% in the first nine months of 2022 to 3.19% in the same period of 2023.

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

	Three months ended			Three months ended
	September 30, 2023			September 30, 2022
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$8,733	$46	2.09%	$12,266	$44	1.42%
Investment securities (1)	486,706	3,396	2.77%	494,283	2,720	2.18%
Loans receivable, net (2)	906,289	13,535	5.93%	687,716	8,030	4.63%
Total interest-earning assets	1,401,728	16,977	4.81%	1,194,265	10,794	3.59%
Non-interest-earning assets	147,996			113,601
Total	$1,549,724			$1,307,866

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$596,405	$3,065	2.04%	$516,141	$684	0.53%
Savings accounts	157,157	31	0.08%	171,645	11	0.03%
Certificates of deposit	149,165	1,288	3.43%	94,747	76	0.32%
Total interest-bearing deposits	902,727	4,384	1.93%	782,533	771	0.39%

FHLB advances and other borrowings	89,441	1,251	5.55%	15,881	105	1.11%
Subordinated debentures	21,651	417	7.64%	21,651	234	4.29%
Repurchase agreements	15,387	116	2.99%	7,411	27	1.45%
Total borrowings	126,479	1,784	5.60%	44,943	366	2.18%

Total interest-bearing liabilities	1,029,206	6,168	2.38%	827,476	1,137	0.53%
Non-interest-bearing liabilities	404,874			361,290
Stockholders’ equity	115,644			119,100
Total	$1,549,724			$1,307,866

Interest rate spread (3)			2.43%			3.06%
Net interest margin (4)		$10,809	3.06%		$9,657	3.21%
Tax-equivalent interest - imputed		183			206
Net interest income		$10,626			$9,451

Ratio of average interest-earning assets to average interest-bearing liabilities			136.2%			140.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2023			September 30, 2022
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$10,973	$193	2.35%	$72,631	$232	0.43%
Investment securities (1)	493,853	10,029	2.72%	464,702	6,961	2.00%
Loans receivable, net (2)	877,048	37,543	5.72%	659,109	22,387	4.54%
Total interest-earning assets	1,381,874	47,765	4.62%	1,196,442	29,580	3.31%
Non-interest-earning assets	147,064			110,496
Total	$1,528,938			$1,306,938

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$595,990	$7,759	1.74%	$520,746	$1,058	0.27%
Savings accounts	163,498	92	0.08%	167,927	31	0.02%
Certificates of deposit	126,739	2,524	2.66%	100,005	235	0.31%
Total interest-bearing deposits	886,227	10,375	1.57%	788,678	1,324	0.22%

FHLB advances and other borrowings	70,774	2,845	5.37%	5,352	105	0.52%
Subordinated debentures	21,651	1,168	7.21%	21,651	522	3.22%
Repurchase agreements	19,903	403	2.71%	7,074	38	0.72%
Total borrowings	112,328	4,416	5.26%	34,077	665	1.60%

Total interest-bearing liabilities	998,555	14,791	1.98%	822,755	1,989	0.31%
Non-interest-bearing liabilities	415,108			360,006
Stockholders’ equity	115,275			124,177
Total	$1,528,938			$1,306,938

Interest rate spread (3)			2.64%			3.00%
Net interest margin (4)		$32,974	3.19%		$27,591	3.08%
Tax-equivalent interest - imputed		568			597
Net interest income		$32,406			$26,994

Ratio of average interest-earning assets to average interest-bearing liabilities			138.4%			141.7%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2023 vs 2022			2023 vs 2022
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(3)	$5	$2	$9	$(48)	$(39)
Investment securities	(41)	717	676	455	2,613	3,068
Loans	2,923	2,582	5,505	8,486	6,670	15,156
Total	2,879	3,304	6,183	8,950	9,235	18,185
Interest expense:
Deposits	135	3,478	3,613	179	8,872	9,051
FHLB advances and other borrowings	294	852	1,146	406	2,334	2,740
Subordinated debentures and other borrowings	47	136	183	96	550	646
Repurchase agreements	45	44	89	145	220	365
Total	521	4,510	5,031	826	11,976	12,802
Net interest income	$2,358	$(1,206)	$1,152	$8,124	$(2,741)	$5,383

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

During the third quarter of 2023, we recorded no provision for credit losses as compared to a $500,000 provision for credit losses recorded in the same period of 2022. We recorded net loan recoveries of $521,000 during the third quarter of 2023 compared to net loan recoveries of $43,000 during the third quarter of 2022.

During the first nine months of 2023, we recorded a $299,000 provision for credit losses compared to no provision for credit losses in the first nine months of 2022. The $299,000 provision for credit losses during the first nine months of 2023 consisted of a $250,000 provision to the allowance for credit losses on loans, $30,000 to unfunded loan commitments and $19,000 to the allowance for credit losses on held-to-maturity investment securities. We recorded net loan recoveries of $406,000 during the nine months ended September 30, 2023 compared to net loan recoveries of $83,000 during the nine months ended September 30, 2022.

For further discussion of the allowance for credit losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.7 million in the third quarter of 2023, an increase of $123,000, or 3.5%, from the same period in 2022. The increase in non-interest income during the third quarter of 2023 compared to the same period last year was primarily due to recording a $353,000 loss on the sale of lower yielding investment securities in the third quarter of 2022 as well as an increase of $107,000 in fees and service charges primarily due to higher fees related to deposit accounts. Other non-interest income also increased by $180,000 which was primarily due to an increase in lease income associated with part of a branch facility that was vacant in the prior year. Partially offsetting this increase was a decrease of $558,000 in gains on sales of one-to-four family residential real estate loans as higher interest rates and low housing inventories reduced originations of these loans, which are typically sold in the secondary market. However, higher mortgage rates did result in increased originations of adjustable-rate loans this quarter which are maintained in our one-to-four family residential loan portfolio.

Total non-interest income was $11.0 million in the first nine months of 2023, a increase of $88,000, or 0.8%, from the first nine months of 2022, primarily as a result of recording of a $353,000 loss on the sale of lower yielding investment securities in the third quarter of 2022 as well as an increase of $378,000 in fees and services charges due primarily to higher overdraft charges and servicing fees. Offsetting the increase in non-interest income was a decrease of $1.0 million in gains on sales of loans. Our gains on sales of loans decreased as our originations of secondary market one-to-four family residential real estate loans slowed due to the increase in mortgage interest rates and decreased inventory in the housing market in our market areas.

Non-interest Expense. Non-interest expense totaled $10.7 million for the third quarter of 2023, an increase of $1.3 million, or 13.4%, over the same quarter of 2022. The increase in non-interest expense in the third quarter of 2023 compared to the same period last year was mainly due to higher compensation and benefits, occupancy and equipment, data processing and other non-interest expense due to the acquisition of Freedom Bank. Also contributing to the increases were higher amortization costs associated with the purchase accounting entries related to the acquisition. Offsetting the increase was a decrease in acquisition costs from the third quarter of 2022 associated with the acquisition of Freedom Bank.

Non-interest expense totaled $31.4 million for the first nine months of 2023, an increase of $4.1 million or 15.0%, from $27.3 million for the first nine months of 2022. The increase in non-interest expense in the nine months of 2023 compared to the same period last year was mainly due to higher compensation and benefits, occupancy and equipment, data processing, and other non-interest expense due to the acquisition of Freedom Bank. Partially offsetting the increases in non-interest expense were acquisition costs of $355,000 during the first nine months of 2022 related to the acquisition of Freedom Bank.

Income Tax Expense. During the third quarter of 2023, we recorded income tax expense of $671,000, compared to $522,000 during the same period of 2022. Our effective tax rate increased from 17.3% in the third quarter of 2022 to 18.9% in the third quarter of 2023. The increase in the effective tax rate was primarily related to losses of our captive insurance subsidiary which are not deductible for income taxes.

We recorded income tax expense of $2.1 million for the first nine months of 2023 compared to $1.9 million in the same period of 2022. Our effective tax rate was 18.0% in the first nine months of 2022 compared to 17.7% in the first nine months of 2023.

Financial Condition. Economic conditions in the United States slowed during the first nine months of 2023 as elevated inflation levels and higher interest rates impacted the economy. The increase in interest rates has impacted financial institutions resulting in higher costs of funding and lower fair values for investment securities. Three large regional banks have been closed by the Federal Deposit Insurance Corporation (FDIC) mainly due to liquidity concerns, resulting from interest rate risk issues and large concentrations of uninsured corporate deposits. The liquidity issues faced by these banks related to their operations and business strategies and the Company does not have these same concerns. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a majority of our deposits being retail-based and FDIC insured. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates were also impacted by these economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses included estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $54.7 million, or 3.5%, from December 31, 2022 to $1.6 billion at September 30, 2023.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At September 30, 2023, our allowance for credit losses on loans totaled $11.0 million, or 1.17% of gross loans outstanding, compared to $8.8 million, or 1.03% of gross loans outstanding, at December 31, 2022. The increase in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to the adoption of CECL on January 1, 2023.

As of September 30, 2023 and December 31, 2022, approximately $9.9 million and $13.0 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the ACL was sufficient to cover expected losses related to such loans at September 30, 2023 and December 31, 2022, respectively.

Loans past due 30-89 days and still accruing interest totaled $6.2 million, or 0.66% of gross loans, at September 30, 2023, compared to $738,000, or 0.09% of gross loans, at December 31, 2022. The increase in delinquent loans was primarily due to two relationships which have returned to performing status subsequent to September 30, 2023. At September 30, 2023, $4.4 million in loans were on non-accrual status, or 0.47% of gross loans, compared to $3.3 million, or 0.39% of gross loans, at December 31, 2022. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. The increase in non-accrual loans during the third quarter of 2023 was principally associated with one commercial lending relationship which was classified as non-accrual as of September 30, 2023. There were no loans 90 days delinquent and accruing interest at September 30, 2023 or December 31, 2022.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At September 30, 2023 and December 31, 2022, we had $934,000 of real estate owned. As of September 30, 2023, real estate owned primarily consisted of commercial buildings, undeveloped land and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $7.4 million, or 0.6% in total deposits during the first nine months of 2023, to $1.3 billion at September 30, 2023. The increase in deposits was primarily due to an increase in our brokered deposit balances, which increased from $10.3 million at December 31, 2022 to $72.4 million at September 30, 2023.

Non-interest-bearing deposits at September 30, 2023, were $395.0 million, or 30.20% of deposits, compared to $410.1 million, or 31.5% of deposits, at December 31, 2022. Money market and checking deposit accounts were 44.8% of our deposit portfolio and totaled $586.7 million at September 30, 2023, compared to $626.7 million, or 48.2% of deposits, at December 31, 2022. Savings accounts decreased to $157.1 million, or 12.0% of deposits, at September 30, 2023, from $170.6 million, or 13.1% of deposits, at December 31, 2022. Certificates of deposit totaled $169.2 million, or 12.9% of deposits, at September 30, 2023, compared to $93.3 million, or 7.2% of deposits, at December 31, 2022. The increase in certificates of deposit was primarily related to higher public fund balances, customers seeking higher interest rates and brokered certificates of deposits, which increased from $1.0 million at December 31, 2022 to $32.2 million at September 30, 2023.

Total deposits include estimated uninsured deposits of $202.8 million and $192.9 million as of September 30, 2023 and December 31, 2022, respectively. This represents approximately 15.5% of our total deposits at September 30, 2023 and compares favorably with other similar community banking organizations. Over 95.3% of the Company’s total deposits were considered core deposits at September 30, 2023. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

Certificates of deposit at September 30, 2023, scheduled to mature in one year or less totaled $104.8 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $48.6 million to $116.8 million at September 30, 2023, from $68.3 million at December 31, 2022. The increase in total borrowings was due to an increase in FHLB borrowings. The increase in FHLB borrowings was to fund loan growth and to offset the decline in non-brokered deposits.

Cash Flows. During the nine months ended September 30, 2023, our cash and cash equivalents decreased by $665,000. Our operating activities provided net cash of $11.4 million during the first nine months of 2023 primarily as a result of net earnings. Our investing activities used net cash of $63.4 million during the first nine months of 2023, primarily due to loan growth. Financing activities provided net cash of $52.7 million during the first nine months of 2023, primarily as a result of an increase in FHLB borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $486.6 million at September 30, 2023 and $521.5 million at December 31, 2022. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through pledging or sales of investment securities. While the sale of available-for-sale investment securities would result in losses due to the current interest environment, pledging these securities as collateral would not result in a loss. At September 30, 2023, we had $74.6 million borrowed on our line of credit with the FHLB. At September 30, 2023, we had collateral pledged to the FHLB that would allow us to borrow $204.1 million, subject to FHLB credit requirements and policies. At September 30, 2023, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $57.2 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at September 30, 2023. At September 30, 2023, we had subordinated debentures totaling $21.7 million and $12.6 million of repurchase agreements. At September 30, 2023, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2024, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2023. The Company also borrowed $8.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original $10.0 million of borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.4 million at September 30, 2023.

At September 30, 2023, we had outstanding loan commitments, excluding standby letters of credit, of $199.8 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of September 30, 2023 and December 31, 2022, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of September 30, 2023, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended September 30, 2023, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2023. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the three preceding years. As of September 30, 2023, approximately $12.0 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of September 30, 2023		As of December 31, 2022
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(5,434)	(12.0)%	$(3,245)	(6.6)%
200 basis point rising	$(3,689)	(8.2)%	$(2,218)	(4.5)%
100 basis point rising	$(1,961)	(4.3)%	$(1,215)	(2.5)%
100 basis point falling	$306	0.7%	$747	1.5%
200 basis point falling	$(372)	(0.8)%	$434	0.9%
300 basis point falling	$(1,410)	(3.1)%	$(67)	(0.1)%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve (including and the recent and potential additional rate increases by the Federal Reserve) including on our net interest income and the value of our security portfolio.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of inflationary pressures and supply chain constraints on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The economic impact of past and any future terrorist attacks, acts of war, including the current Israeli-Palestinian conflict and the conflict in Ukraine, or threats thereof, and the response of the United States to any such threats and attacks.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters, including any changes in response to the recent failures of other banks.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	The effects of severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB, such as the implementation of CECL.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable credit losses and maintain an adequate allowance for credit losses.
●	Fluctuations in the value of securities held in our securities portfolio.
●	Concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure.
●	The level of non-performing assets on our balance sheets.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 10.1	Change in Terms Agreement, dated November 3, 2023, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Earnings for three and nine months ended September 30, 2023 and September 30, 2022; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and September 30, 2022; (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and September 30, 2022; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30 2022; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 13, 2023	/s/ Michael E. Scheopner
Michael E. Scheopner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

