Form 10-K
period 2023-12-31
LANDMARK BANCORP INC
filed 2024-03-27
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price of $20.75 quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $81.3 million. On March 27, 2024, the total number of shares of common stock outstanding was 5,468,867.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 22, 2024, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2023 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a financial holding company that was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists of the ownership of Landmark National Bank (the “Bank”) and Landmark Risk Management, Inc., which are wholly-owned subsidiaries of the Company. As of December 31, 2023, the Company had approximately $1.6 billion in consolidated total assets.

The Company is headquartered in Manhattan, Kansas, and has expanded its geographic presence through opening new branches and acquisitions. In February 2024, the Bank opened a loan production office in Kansas City, Missouri. On October 1, 2022, the Company completed its acquisition of Freedom Bancshares, Inc. (“Freedom”), the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operated out of a single location in Overland Park, Kansas. As of September 30, 2022, Freedom Bank reported total assets of $202.0 million, gross loans of $118.0 million, and total deposits of $150.4 million. The acquisition was accounted for as a business combination under ASC 805.

The Bank has continued to focus on increasing its originations of commercial, commercial real estate and agricultural loans, which management believes will be more profitable and provide more growth for the Bank than traditional one-to-four family residential real estate lending. The Bank has grown its one-to-four family residential loan portfolio over the past two years as higher interest rates increased consumer demand for variable rate loans, which were retained in the Bank’s portfolio. Additionally, greater emphasis has been placed on diversification of the deposit mix through the expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets as a result of its acquisitions and branching opportunities. The Company’s main office is in Manhattan, Kansas. The Company has 31 branch offices in 24 communities across the state of Kansas and one loan production office in Kansas City, Missouri.

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

Central region. The central region of the Bank’s market area consists of the Bank’s locations in Auburn, Junction City, Manhattan, Osage City, Topeka and Wamego, Kansas and includes the counties of Riley, Geary, Osage, Pottawatomie and Shawnee. The economies are significantly impacted by employment at Fort Riley Military Base in Junction City and Kansas State University, the second largest university in Kansas, which is located in Manhattan. Topeka is the capital of Kansas and strongly influenced by the government of the State of Kansas. Topeka and Manhattan are regional destinations for retail shopping as well as home to regional hospitals. Manhattan was selected as the site of a new National Bio and Agro-Defense Facility, which has had a significant impact on the regional economy. Additionally, manufacturing and service industries play a key role within the central Kansas market.

Eastern region. The Bank’s eastern Kansas branches are located in the communities of Lawrence, Lenexa, Louisburg, Osawatomie, Overland Park, Paola, Prairie Village and Wellsville, Kansas and Kansas City Missouri. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas. The eastern region is strongly influenced by the Kansas City metropolitan market, which is the highest growth area in the State of Kansas. The region is influenced by public and private industries and businesses of all sizes. In addition, housing growth and commercial real estate are major drivers of the region’s economy. The acquisition of Freedom bank in 2022 expanded the Bank’s presence in Overland Park and contributed to the growth in loans and deposits. Panasonic Energy is currently constructing a new lithium-ion battery manufacturing facility in De Soto, Kansas which is expected to begin production in March 2025. This new plant is projected to have a significant impact on the regional economy in eastern Kansas.

Southeast region. The southeast region of the Bank’s market area consists of the Bank’s locations in Fort Scott, Iola, Kincaid, Mound City and Pittsburg, Kansas. Agriculture, oil, and gas are the predominant industries in the southeast Kansas region. Both Fort Scott and Pittsburg are recognized as regional commercial centers within the southeast region of the state, which attracts small retail businesses to the region. Additionally, Pittsburg State University and Fort Scott Community College attract a number of individuals from the surrounding area to live within the communities to participate in educational programs and pursue a degree. Additionally, manufacturing and service industries play a key role within the southeast Kansas market.

Southwest region. The Bank’s southwest Kansas branches are located in the communities of Dodge City, Garden City, Great Bend, Hoisington and LaCrosse, Kansas. Agriculture, oil, and gas are the predominant industries in the southwest Kansas region. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small businesses, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, the Dodge City, Garden City and Great Bend communities each have a community college that attracts individuals from the surrounding areas. Dodge City was selected as the site for a new state-of-the-art cheese and whey processing plant. The manufacturing facility is expected to be completed in 2024 and projected to have a significant impact on the regional economy.

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

Human Capital Resources

Employees. At December 31, 2023, the Bank had a total of 280 employees (270 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be excellent.

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

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans are typically priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of seven years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. The balances of one-to-four family residential real estate loans increased as of December 31, 2023 compared to December 31, 2022 primarily due to increasing mortgage rates, which increased demand for the Bank’s variable rate loans. These loans are retained in portfolio and were the primary factor for the increase in balances during 2022 and 2023. While the Bank retains some of the new fixed rate mortgage loan originations, most of the new fixed rate mortgage loans continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and commercial real estate. Construction and land loans generally have terms of less than 18 months, and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The origination of construction and land loans has not been a primary strategy of the Bank over the past few years to reduce risk in the Bank’s loan portfolio. The balances of construction and land loans decreased as of December 31, 2023 compared to December 31, 2022 primarily due to lower demand from the Bank’s loan customers and lack of the Bank’s strategic focus for these types of loans.

Commercial Real Estate Lending. Commercial real estate loans, including multi-family loans, generally have amortization periods of 15 or 20 years. Commercial real estate and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property and are subject to strict underwriting guidelines. Commercial real estate loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank continues to focus on generating additional commercial real estate loans, which are part of an overall banking relationship with the customer, and does not focus on originating transactional type loans where the borrower does not have other financial relationships with the Bank. This focus results in more owner-occupied commercial real estate loans that are diversified by borrower type and geography. The Bank monitors the commercial real estate loan portfolio closely for concentrations in loan types as well as the financial performance of the borrowers. Currently, the Bank has not identified any negative trends related to the commercial real estate loan portfolio. The Bank’s loan growth over the past few years has been driven in large part by commercial real estate loans.

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

The Bank is focusing on the generation of commercial, commercial real estate and agriculture loans to grow and diversify the loan portfolio. Total gross loans increased during 2023 as a result of the origination of variable rate mortgage loans and loan growth in commercial real estate, commercial and agriculture loans. The Bank was able to generate loan growth across the geographic markets that it serves, primarily in commercial, commercial real estate and one-to-four residential real estate loans.

Deposits

The Bank has a diversified deposit base. The deposit base consists of retail, commercial and public fund customers located in the markets in which the Bank operates. The Bank provides a diverse financial suite of products to its deposit customers and seeks to be the primary financial service provider for these customers. The Bank considers these deposit relationships to be its core deposit base. If the Bank requires funding that exceeds these customers’ deposit balances, non-core or brokered deposits may be utilized. The balance of these non-core or brokered deposits at December 31, 2023 was $83.2 million, or 6.3% of total deposits compared to $10.3 million, or 0.8% of total deposits at December 31,2022.

In order for the Bank to attract and retain stable deposit relationships, the Bank offers business cash management solution services to help local companies better manage their cash flow. The Bank also offers Insured Cash Sweep (ICS) and Certificate of Deposit Agreement Registry Service (CDARS) to provide customers with FDIC insurance coverage for deposit balances that exceed the insurance limit of $250,000. The ICS accounts are integrated with the Bank’s core processor so transfers can be automated for the Bank’s customers. The expertise and experience of the Bank’s management coupled with the latest technology accessed through third party providers enables the Bank to maximize the growth of business-related deposits.

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

The Basel III Rule. The Unites States bank regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015. Basel III, or the “Basel III Rule”, established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion, which includes us) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, only the Bank is currently subject to the Basel III Rule as described below.

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

In addition, institutions that wish to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

Under the capital regulations of the OCC for the Bank, in order to be well-capitalized, we must maintain:

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

As of December 31, 2023: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations.

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

Capital Requirements. Because we are a small bank holding company, we are not required to file consolidated financial reports with the Bank. For a discussion of capital requirements generally, see “—the “Role of Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that wish to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 2.5 basis points to 32 basis points. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In the semiannual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 % by September 30, 2028, the statutory deadline. Based on this update, the FDIC approved an increase in initial base deposit insurance assessment rate schedules by two basis points, applicable to all insured depository institutions. The increase was effective on January 1, 2023, applicable to the first quarterly assessment period of the 2023 assessment (January 1 through March 31, 2023).

In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $16.3 billion, the FDIC adopted a special assessment for banks having deposits above $5 billion, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024, and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Because the Bank’s uninsured deposits at December 31, 2023 were less than $5 billion, this special assessment does not apply.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2023, the Bank paid supervisory assessments to the OCC totaling $201,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Basel III includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits). Although these tests do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that wish to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risk has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2024 are discussed under “—Risk Factors.” The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

On October 24, 2023, the bank regulatory agencies issued a final rule to strengthen and modernize the CRA regulations (the CRA Rule), some of which is effective on April 1, 2024. The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. Management of the Bank is assessing the impact of the CRA Rule on its CRA lending and investment activities in its markets.

Anti-Money Laundering. The Bank Secrecy Act (BSA) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism (AML/CFT) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes.

The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

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

Based on the Bank’s loan portfolio as of December 31, 2023, we do not exceed the 300% guideline for commercial real estate loans.

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

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2023.

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

	Years ended December 31,
	2023 vs 2022			2022 vs 2021
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(66)	$(13)	$(79)	$(37)	$171	$134
Investment securities
Taxable	423	2,757	3,180	2,493	916	3,409
Tax-exempt (1)	(148)	176	28	(799)	781	(18)
Loans (2)	10,103	8,174	18,277	541	(682)	(141)
Total	10,312	11,094	21,406	2,198	1,186	3,384
Interest expense:
Deposits	343	12,135	12,478	51	1,702	1,753
FHLB advances and other borrowings	3,140	324	3,464	449	135	584
Subordinated debentures	-	750	750	-	368	368
Repurchase agreements	73	280	353	28	107	135
Total	3,556	13,489	17,045	528	2,312	2,840
Net interest income	$6,756	$(2,395)	$4,361	$1,670	$(1,126)	$544

(1)	The change in tax-exempt income on investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(2)	The change in tax-exempt loan income is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2023, 2022 and 2021. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$10,095	$242	2.40%	$60,014	$321	0.53%	$120,171	$187	0.16%
Investment securities
Taxable	363,735	9,594	2.64%	342,131	6,414	1.87%	202,003	3,005	1.49%
Tax-exempt (1)	122,533	3,826	3.12%	132,601	3,798	2.86%	141,056	3,816	2.71%
Loans receivable, net (2)	891,487	51,770	5.81%	702,247	33,493	4.77%	689,908	33,634	4.88%
Total interest-earning assets	1,387,850	65,432	4.71%	1,236,993	44,026	3.56%	1,153,138	40,642	3.52%
Non-interest-earning assets	147,844			120,486			102,558
Total	$1,535,694			$1,357,479			$1,255,696

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$591,000	$10,818	1.83%	$535,693	$2,318	0.43%	$503,433	$500	0.10%
Savings accounts	161,417	126	0.08%	169,478	46	0.03%	145,200	47	0.03%
Certificates of deposit	139,956	4,310	3.08%	98,975	412	0.42%	116,904	476	0.41%
Total deposits	892,373	15,254	1.71%	804,146	2,776	0.35%	765,537	1,023	0.13%
FHLB advances and other borrowings	74,210	4,048	5.45%	15,061	584	3.88%	2	-	0.47%
Subordinated debentures	21,651	1,590	7.34%	21,651	840	3.88%	21,651	472	2.18%
Repurchase agreements	18,361	499	2.72%	13,239	146	1.10%	5,915	11	0.19%
Total interest-bearing liabilities	1,006,595	21,391	2.13%	854,097	4,346	0.51%	793,105	1,506	0.19%
Non-interest-bearing liabilities	414,760			383,590			330,937
Stockholders’ equity	114,339			119,792			131,654
Total	$1,535,694			$1,357,479			$1,255,696

Interest rate spread (3)			2.58%			3.05%			3.33%
Net interest margin (4)		$44,041	3.17%		$39,680	3.21%		$39,136	3.39%
Tax equivalent interest - imputed (1) (2)		749			800			816
Net interest income		$43,292			$38,880			$38,320

Ratio of average interest-earning assets to average interest-bearing liabilities	137.9%			144.8%			145.4%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	As of December 31,
	2023	2022
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$95,667	$123,111
U.S. federal agency obligations	-	1,988
Municipal obligations, tax-exempt	120,623	127,262
Municipal obligations, taxable	79,083	67,244
Agency mortgage-backed securities	157,396	169,701
Total investment securities available-for-sale, at fair value	$452,769	$489,306

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s investment securities portfolio, as of December 31, 2023. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 21% federal tax rate for 2023. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2023
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Investment securities:
U.S. treasury securities	$21,925	1.92%	$73,742	2.13%	$-	0.00%	$-	0.00%	$95,667	2.09%
Municipal obligations, tax-exempt	10,265	2.71%	44,561	2.65%	38,813	3.38%	26,984	3.85%	$120,623	3.16%
Municipal obligations, taxable	4,186	2.71%	18,237	2.70%	35,092	3.50%	21,568	4.40%	$79,083	3.52%
Agency mortgage-backed securities	769	2.39%	96,270	2.47%	60,357	2.50%	-	0.00%	$157,396	2.48%
Total	$37,145	2.24%	$232,810	2.41%	$134,262	3.02%	$48,552	4.09%	$452,769	2.76%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio balances by type of loan at the dates indicated.

	As of December 31,
	2023	2022
	(Dollars in thousands)

One-to-four family residential real estate loans	$302,544	$236,982
Construction and land loans	21,090	22,725
Commercial real estate loans	320,962	304,074
Commercial loans	180,942	173,415
Paycheck protection program loans	-	21
Agriculture loans	89,680	84,283
Municipal loans	4,507	2,026
Consumer loans	28,931	26,664
Total gross loans	948,656	850,190
Net deferred loan costs and loans in process	(429)	(250)
Allowance for credit losses	(10,608)	(8,791)
Loans, net	$937,619	$841,149

The following table sets forth the contractual maturities of loans as of December 31, 2023. The table does not include unscheduled prepayments.

	As of December 31, 2023
	1 year or less	1-5 years	6-15 years	After 15 years	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$26,002	$92,435	$148,864	$35,243	$302,544
Construction and land loans	11,387	2,912	4,600	2,191	21,090
Commercial real estate loans	35,445	135,941	128,636	20,940	320,962
Commercial loans	91,580	64,997	24,326	39	180,942
Agriculture loans	53,649	13,738	14,779	7,514	89,680
Municipal loans	181	715	837	2,774	4,507
Consumer loans	3,379	9,132	16,364	56	28,931
Total gross loans	$221,623	$319,870	$338,406	$68,757	$948,656

The following table sets forth the dollar amount of all loans that mature after one year and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2023
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$60,580	$215,962	$276,542
Construction and land loans	1,448	8,255	9,703
Commercial real estate loans	68,747	216,770	285,517
Commercial loans	44,086	45,276	89,362
Agriculture loans	8,250	27,781	36,031
Municipal loans	1,552	2,774	4,326
Consumer loans	2,452	23,100	25,552
Total gross loans	$187,115	$539,918	$727,033

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”). The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. Under the original terms of the Company’s non-accrual loans as of December 31, 2023, interest earned on such loans for the years ended December 31, 2023, 2022 and 2021 would have increased interest income by $96,000, $137,000 and $309,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2023, 2022 and 2021.

	As of December 31,
	2023	2022	2021
	(Dollars in thousands)

Non-accrual loans	$2,391	$3,326	$5,230
Accruing loans over 90 days past due	-	-	-
Non-performing investments	-	-	-
Real estate owned, net	928	934	2,551
Non-performing assets	$3,319	$4,260	$7,781

Performing TDRs	$-	$804	$1,488

Allowance for credit losses to total gross loans	1.12%	1.03%	1.32%
Non-performing loans to total gross loans	0.25%	0.39%	0.79%
Non-performing assets to total assets	0.21%	0.28%	0.59%
Allowance for credit losses to non-performing loans	443.66%	264.31%	167.78%

The decrease in non-accrual loans as of December 31, 2023 was primarily related to a commercial real estate loan relationship totaling $1.2 million that returned to accrual status during 2023. As of December 31, 2023, no commercial real estate loans were classified as non-accrual. The decrease in non-accrual loans as of December 31, 2022 was primarily related to another commercial real estate loan relationship totaling $989,000 that returned to accrual status during 2022 and a separate land loan totaling $486,000 that paid off.

At December 31, 2023, the $928,000 of real estate owned primarily consisted of three residential real estate properties, one commercial property and one parcel of land. The decrease in real estate owned as of December 31, 2023 compared to December 31, 2022 was due to a valuation allowance recorded against a residential real estate property. The decrease in real estate owned as of December 31, 2022 compared to December 31, 2021 was due to the sale of $1.2 million of commercial real estate and a valuation allowance recorded against the remaining commercial real estate property.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial real estate relationships. As discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as of December 31, 2023, the Company concluded its allowance for credit losses was adequate based on the evaluation of the loan portfolio’s expected credit losses.

IV. Summary of Credit Loss Experience

The following table sets forth information with respect to the Company’s allowance for credit losses at the dates and for the periods indicated:

	As of and for the years ended December 31,
	2023	2022	2021
	(Dollars in thousands)

Balances at beginning of year	$8,791	$8,775	$8,775
Adoption of ASC 326	1,523	-	-
Provision for credit losses	250	-	500
Charge-offs:
One-to-four family residential real estate loans	-	-	(81)
Construction and land loans	-	-	-
Commercial real estate loans	-	-	(540)
Commercial loans	(479)	-	(72)
Paycheck protection program loans	-	-	-
Agriculture loans	-	-	(50)
Municipal loans	-	-	-
Consumer loans	(371)	(336)	(235)
Total charge-offs	(850)	(336)	(978)
Recoveries:
One-to-four family residential real estate loans	-	-	11
Construction and land loans	675	165	263
Commercial real estate loans	-	-	-
Commercial loans	35	38	14
Paycheck protection program loans	-	-	-
Agriculture loans	74	59	66
Municipal loans	-	6	6
Consumer loans	110	84	118
Total recoveries	894	352	478
Net recoveries (charge-offs)	44	16	(500)
Balances at end of year	$10,608	$8,791	$8,775

Allowance for credit losses to total gross loans	1.12%	1.03%	1.32%
Net loans charged-off (recovered) to average net loans	0.00%	0.00%	0.07%

The Company recorded net loan recoveries of $44,000 during 2023 compared to net loan recoveries of $16,000 during 2022. The net loan recoveries were primarily related to a $626,000 recovery related to a construction loan previously charged-off in 2011. The Company recorded net loan recoveries of $16,000 during 2022 compared to net loan charge-offs of $500,000 during 2021. The net loan recoveries were primarily related to a $150,000 recovery on a land loan. The net loan charge-offs in 2021 were primarily related to a $540,000 charge off on a previously impaired commercial real estate loan relationship that was transferred to real estate owned in 2021.

The distribution of the Company’s allowance for credit losses on loans at the dates indicated and the percent of loans in each category to total loans is summarized in the following table. This allocation reflects management’s judgment as to risks inherent in the types of loans indicated, but in general the Company’s total allowance for credit losses included in the table is not restricted and is available to absorb all loan losses. The amount allocated in the following table to any category should not be interpreted as an indication of expected actual charge-offs in that category.

	As of December 31,
	2023			2022			2021
	Amount	% Loan type to total loans	Net charge-offs to average loans	Amount	% Loan type to total loans	Net charge-offs to average loans	Amount	% Loan type to total loans	Net charge-offs to average loans
	(Dollars in thousands)

One-to-four family residential real estate loans	$2,035	31.9%	0.00%	$655	27.9%	0.00%	$623	25.0%	0.04%
Construction and land loans	150	2.2%	3.19%	117	2.7%	(0.72)%	138	4.2%	(0.96)%
Commercial real estate loans	4,518	33.8%	0.00%	3,158	35.8%	0.00%	3,051	30.0%	0.29%
Commercial loans	2,486	19.1%	(0.25)%	2,753	20.4%	(0.03)%	2,613	20.0%	0.04%
Paycheck protection program loans	0	0.0%	0.00%	0	0.00%	0.00%	0	2.6%	0.00%
Agriculture loans	1,190	9.5%	0.09%	1,966	9.9%	(0.07)%	2,221	14.2%	(0.02)%
Municipal loans	15	0.5%	0.00%	5	0.2%	(0.29)%	6	0.3%	(0.28)%
Consumer loans	214	3.0%	(0.91)%	137	3.1%	0.98%	123	3.7%	0.46%
Total	$10,608	100.0%	0.00%	$8,791	100.0%	0.00%	$8,775	100.00%	0.07%

The increase in the allowance for credit losses on the one-to-four family residential real estate loans as of December 31, 2023 compared to December 31, 2022 was primarily due to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), commonly referred to as “CECL” and, to a lesser extent, higher balances of loans in the portfolio. The increase in the allocation of the allowance for credit losses on the one-to-four family residential real estate loans as of December 31, 2022 compared to December 31, 2021 was primarily due to higher balances of loans in the portfolio.

The increase in the allowance for credit losses on construction and land loans as of December 31, 2023 compared to December 31, 2022 was primarily related to the adoption of CECL. The decrease in the allocation of the allowance for credit losses on construction and land loans as of December 31, 2022 compared to December 31, 2021 was primarily related to lower balances of loans in this portfolio.

The increase in the allowance for credit losses on commercial real estate loans as of December 31, 2023 compared to December 31, 2022 was primarily related to the adoption of CECL and higher balances of loans in this portfolio. The increase in the allocation of the allowance for credit losses on commercial real estate loans as of December 31, 2022 compared to December 31, 2021 was primarily related to higher balances of loans in this portfolio.

The decrease in the allowance for credit losses on commercial loans as of December 31, 2023 compared to December 31, 2022 was primarily related to the payoff of a loan that was previously individually evaluated for loss and had an allowance for credit losses allocated against the principal balance. The increase in the allocation of the allowance for credit losses on our commercial loans as of December 31, 2022 compared to December 31, 2021 was primarily related to higher balances of loans in this portfolio.

The decrease in the allowance for credit losses on agriculture loans as of December 31, 2023 compared to December 31, 2022 was primarily related to the adoption of CECL. The decrease in the allocation of the allowance for credit losses on agriculture loans as of December 31, 2022 compared to December 31, 2021 was primarily related to lower balances in this portfolio.

The allowance for credit losses is discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2023, we believed the Company’s allowance for credit losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s expected incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated.

(Dollars in thousands)	Years ended December 31,
	2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$393,448	-	$365,516	-
Money market and checking	591,000	1.83%	535,693	0.43%
Savings accounts	161,417	0.08%	169,478	0.03%
Certificates of deposit	139,956	3.08%	98,975	0.42%
Total	$1,285,821		$1,169,662

Total deposits include uninsured deposits, including collateralized public fund deposits, of $197.2 million and $202.8 million as of December 31, 2023 and 2022, respectively. This represents less than 15.0% of our total deposits at December 31, 2023 and compares favorably with other similar community banking organizations. Approximately 93.7% of the Company’s total deposits were considered core deposits at December 31, 2023. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

The following table presents the maturities of certificates of deposit $250,000 or greater.

(Dollars in thousands)	As of December 31,
	2023	2022
Three months or less	$23,919	$12,188
Over three months through six months	11,069	5,054
Over six months through 12 months	8,697	7,387
Over 12 months	6,545	932
Total	$50,230	$25,561

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2023	2022	2021
Return on average assets	0.80%	0.73%	1.44%
Return on average equity	10.70%	8.25%	13.80%
Equity to total assets	8.13%	7.41%	10.21%
Dividend payout ratio	35.87%	42.55%	21.11%

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

Economic conditions in the state of Kansas are generally impacted by commodity prices, which may adversely impact the Kansas economy, specifically the agriculture sector. Declines in commodity prices could materially and adversely affect our results of operations. During 2023, commodity prices declined from near record highs experienced in 2022. The outlook is for commodity prices to continue to decline modestly over the next few years before stabilizing, but are subject to global economic and market conditions.

The agricultural economy in the Midwest, including Kansas, has been stable over the previous several years. A prolonged period of weakness in the agricultural economy could result in a decrease in demand for loans or other products and services offered by us, an increase in agricultural loan delinquencies and defaults, an increase in impaired assets and foreclosures, a decline in the value of our loans secured by real estate, and an inability to sell foreclosed assets. The effects of a prolonged period of a weakened agricultural economy could have a material adverse effect on our business, financial condition and results of operations.

Continued elevated levels of inflation could adversely impact our business and results of operations.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 3.4% in 2023. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. In addition, if interest rates continue to rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio would be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.

We maintain our allowance for credit losses at a level considered appropriate by management to absorb all expected future losses expected in the loan portfolio at the balance sheet date. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for credit losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2023 and 2022, our allowance for credit losses as a percentage of total loans, was 1.12% and 1.03%, respectively, and as a percentage of total non-performing loans was 443.66% and 264.31%, respectively. Although management believes that the allowance for credit losses is appropriate to absorb future losses on any existing loans that may become uncollectible, we cannot predict credit losses with certainty nor can we assure you that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Also, as of January 1, 2023, the Company was required to adopt accounting standard update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as “CECL”. CECL changed how the Company calculates its allowance for credit losses by requiring the Company to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This is a change from the previous method of providing allowances for credit losses that are incurred.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $302.5 million and $237.0 million, or 31.9% and 27.9%, of our loan portfolio at December 31, 2023 and 2022, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

Real estate lending (including commercial real estate, construction and land and residential real estate) is a large portion of our loan portfolio. These categories were $644.6 million, or approximately 67.9% of our total loan portfolio, as of December 31, 2023, as compared to $563.8 million, or approximately 66.3% of our total loan portfolio, as of December 31, 2022. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of commercial real estate and construction and land loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties, including (i) declines in the rents or decreases in occupancy and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. Adverse changes affecting real estate values, including decreases in office occupancy due to the shift to remote working environments following the COVID-19 pandemic, and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses or the Company’s ability to sell those loans on the secondary market.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition. In light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience additional deterioration in credit performance by our real estate loan customers.

The Company’s loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2023, the Company had $342.1 million of commercial real estate loans, consisting of $100.6 million of non-owner occupied loans, $181.7 million of owner occupied loans, $38.6 million of loans secured by multifamily residential properties and $21.1 million of construction and land development loans. Commercial real estate loans represented 36.1% of the Company’s total loan portfolio and 237% of the Bank’s total capital at December 31, 2023. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the recent rise in prevailing interest rates. Adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s loan portfolio. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy due to the shift to remote working environments following the COVID-19 pandemic, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the full value of the collateral that the Company anticipated at the time of originating the loan, which could force the Company to take charge-offs or require the Company to increase the Company’s provision for credit losses, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans comprised $180.9 million and $173.4 million, or 19.1% and 20.4%, of our loan portfolio at December 31, 2023 and 2022, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans, and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

Agriculture operating loans comprised $49.6 million and $46.3 million, or 5.3% and 5.4%, of our loan portfolio at December 31, 2023 and 2022, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2023 and 2022, agricultural real estate loans totaled $40.1 million and $38.0 million, or 4.2% and 4.5% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, tariffs, trade agreements, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

As of December 31, 2023, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $2.4 million, or 0.25% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $3.3 million, or 0.21% of total assets. In addition, we had $1.6 million in accruing loans that were 30-89 days delinquent as of December 31, 2023.

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

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. It is currently expected that during 2024, and perhaps beyond, the Federal Open Market Committee of the Federal Reserve, or FOMC, will continue to monitor interest rates, in part to reduce the rate of inflation to its preferred level. In 2023, the FOMC increased at various dates throughout the year the target range for the federal funds rate from 4.25% to 4.50% to a range of 5.25% to 5.50%. All of these increases were expressly made in response to inflationary pressures. If the FOMC further increases the targeted federal funds rates, overall interest rates likely will rise, which may negatively impact the entire national economy. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented in the section entitled Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

Continued high interest rates may result in a further decline in value of our fixed-rate debt securities. The unrealized losses resulting from holding these securities would be recognized in other comprehensive income and reduce total stockholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

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

We invest in tax-exempt and taxable state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2023, we had $199.7 million of municipal securities, which represented 44.1% of our total securities portfolio. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

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

Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect the Company’s business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into the Company’s products or those developed by its third party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient, and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for the Company or its third party partners are deficient, biased or inaccurate, the Company could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If the Company or its third party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, the Company may experience competitive harm, potential legal liability and brand or reputational harm. In addition, the Company expects that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of products and services and those developed by the Company’s third party partners.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and decreased labor force size and participation. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. As of December 31, 2023, Kansas’s unemployment rate was 2.8%. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Risk Management and Strategy. The Company relies extensively on various information systems and other electronic resources to operate its business. In addition, nearly all of the Company’s customers, service providers and other business partners on whom the Company depends, including the providers of the Company’s online banking, mobile banking and accounting systems, use these systems and their own electronic information systems. Any of these systems can be compromised, including by employees, customers and other individuals who are authorized to use them, and bad actors using sophisticated and constantly evolving set of software, tools and strategies to do so.

Accordingly, the Company has devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, as noted below:

●	Identifying and assessing cybersecurity threats: The Company regularly evaluates its systems and data for potential vulnerabilities and analyzes the evolving cyber threat landscape, to ensure it proactively addresses risks before they materialize. The Company employs monitoring tools that can detect and help respond to cybersecurity threats in real-time.

●	Integration with Overall Risk Management: Cybersecurity risks are seamlessly integrated into the Company’s broader risk management framework, ensuring a holistic view and prioritized mitigation strategies.

●	Management of Third-Party Risk: The Company’s comprehensive third-party management process includes rigorous due diligence, oversight and identification of cybersecurity risks associated with vendors and service providers.

●	Team: The Company has an internal committee that is responsible for conducting regular assessments of its information systems, existing controls, vulnerabilities and potential improvements.

●	Engagement of Expert Assistance: The Company leverages the expertise of independent consultants, legal advisors, and audit firms to evaluate the effectiveness of our risk management systems and address potential cybersecurity incidents efficiently.

●	Training: The Company conducts periodic cybersecurity training for its workforce.

This information security program is a key part of the Company’s overall risk management system. The program includes administrative, technical and physical safeguards to help protect the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all of the Company’s businesses and geographic locations.

From time-to-time, the Company has identified cybersecurity threats and cybersecurity incidents that require the Company to make changes to its processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected the Company, it is possible that threats and incidents the Company identifies in the future could have a material adverse effect on its business strategy, results of operations and financial condition.

Governance. The Company’s management team is responsible for the day-to-day management of cybersecurity risks it faces, including the Company’s Chief Executive Officer and Chief Financial Officer.

In addition, the Company’s and the Bank’s boards of directors, both as a whole and through the Bank’s Enterprise Risk Management Committee (“ERM”) is responsible for the oversight of risk management, including cybersecurity risks. In that role, the boards of directors and the ERM, with support from the Bank’s cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed.

ITEM 2. PROPERTIES

The Company has 31 offices in 24 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott (2), Garden City, Great Bend (2), Hoisington, Iola, Junction City, Kincaid, LaCrosse, Lawrence (2), Lenexa, Louisburg, Mound City, Osage City, Osawatomie, Overland Park (2), Paola, Pittsburg, Prairie Village, Topeka (2), Wamego and Wellsville, Kansas. The Company has opened a loan production office in Missouri. The Company owns its main office in Manhattan, Kansas and 27 branch offices and leases three branch offices. The Company leases the branch offices in Topeka, Wamego and Prairie Village, Kansas and one loan production office in Kansas City, Missouri. The Company also leases a parking lot for one of the Dodge City branch offices it owns.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At December 31, 2023, the Company had approximately 277 common shareholders of record and approximately 2,137 beneficial owners of our common stock.

In January 2024, we declared our 90th consecutive cash quarterly dividend of $0.21 per share. We also distributed a 5% stock dividend for the 23rd consecutive year in December 2023. As adjusted for the stock dividend, the quarterly cash dividends were $0.20 per share in 2023. We currently have no plans to change our dividend strategy given our current capital and liquidity positions.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may yet be purchased under the plans (1)

October 1-31, 2023	-	$-	-	178,496
November 1-30, 2023	-	-	-	178,496
December 1-31, 2023	3,812	19.58	3,812	174,684
Total	3,812	$19.58	3,812	174,684

In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”). As of December 31, 2023, there were 174,684 shares remaining to repurchase under the March 2020 Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve including on our net interest income and the value of our security portfolio.

●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of inflationary pressures and supply chain constraints on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions;
●	The economic impact of past and any future terrorist attacks, acts of war, including Israeli-Palestinian conflict and the Russian invasion of Ukraine, or threats thereof, and the response of the United States to any such threats and attacks.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	Changes in and uncertainty related to the availability of benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR and the development of a substitute.
●	The effects of severe weather, natural disasters, widespread disease or pandemics (including the COVID-19 pandemic), and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable credit losses and maintain an adequate allowance for credit losses.
●	The effects of declines in the value of our investment portfolio.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

Our results of operations depend generally on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times, or at different speeds, than our interest-bearing liabilities. Our results of operations are also affected by non-interest income, such as service charges, loan fees, gains from the sale of newly originated loans and gains or losses on investments, and certain other non-interest related items. Our principal operating expenses, aside from interest expense, consist of, among others, compensation and employee benefits, occupancy costs, professional fees, amortization of intangibles expense, federal deposit insurance costs, data processing expenses and provision for credit losses.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and thirty one additional offices in central, eastern, southeast and southwest Kansas and Missouri, and our ownership of Landmark Risk Management, Inc. Landmark Risk Management, Inc. is a Nevada-based captive insurance company.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for credit losses and business combinations, both of which involve significant judgment by our management.

On January 1, 2023, we adopted CECL, which changed our allowance for credit losses from an incurred loss methodology to an expected loss methodology. The CECL model is subject to changes in our economic forecast, which can impact the calculation of our allowance for credit losses substantially. Our most significant critical accounting estimates relate to the allowance for credit losses on loans, which involve significant judgment by our management. The analysis is updated on a quarterly basis based on historical loss information adjusted for current conditions and reasonable and supportable forecasts. Additionally, the Company considers changes in economic and business conditions, changes in policies, procedures and underwriting, changes in management or staff and their related experience, changes in nature and volume of the portfolio, changes in loan review, changes in collateral values, changes in past due and nonaccrual loans, changes in competition, legal and regulatory issues, changes in concentrations and other qualitative factors, which impacts the estimate of future credit losses. These qualitative factors comprise a significant portion of the Company’s allowance for credit losses. Based on a sensitivity analysis of all collectively evaluated loan pools, a five basis point change in the qualitative risk factors across all loan categories would result in an increase or decrease of $474,000 or 4.5% in the allowance for credit losses as of December 31,2023. See Note 1 Summary of Significant Accounting Policies for a more detailed description methodology and impact of adoption.

We have completed several business and asset acquisitions since 2002, which have generated significant amounts of goodwill. The initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The Company performed a qualitative assessment of factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as of December 31, 2023. This assessment included a review of macroeconomic conditions, industry and market specific considerations and other relevant factors including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s qualitative impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

SUMMARY OF PERFORMANCE. Net earnings for 2023 increased $2.4 million, or 23.9%, to $12.2 million as compared to $9.9 million for 2022. The increase in net earnings during 2023 was primarily related to an increase in interest income due to an increase in average interest earning assets and higher yields on those assets. The increase in assets was due primarily to our acquisition of Freedom Bank on October 1, 2022 and organic growth. Higher interest rates and average balances of interest bearing liabilities also increased our interest expense. The acquisition of Freedom Bank also contributed to an increase in non-interest expense in 2023.

We distributed a 5% stock dividend for the 23rd consecutive year in December 2023. All per share and average share data in this section reflect the 2023 and 2022 stock dividends.

Interest Income. Interest income for 2023 increased $21.5 million to $64.7 million, an increase of 49.6% as compared to 2022. Interest income on loans increased $18.3 million, or 54.6%, to $51.8 million for 2023, as compared to 2022 due to higher yields and average balances. Our yields increased from 4.77% in 2022 to 5.81% in 2023. The increase in interest income on loans was also driven by an increase in average loan balances, which increased from $702.2 million in 2022 to $891.5 million in 2023. Interest income on investment securities increased $3.3 million, or 34.5%, to $12.7 million during 2023, as compared to 2022. The increase in interest income on investment securities was primarily the result of increased yields on investment securities, which increased from 2.15% in 2022 to 2.76% in 2023. Also contributing to the increase in interest income on investment securities was an increase in the average balances of investment securities, which increased from $474.7 million in 2022 to $486.3 million in 2023. Higher market interest rates have positively impacted the yield on our loans and investment securities.

Interest Expense. Interest expense during 2023 increased $17.0 million, or 392.2%, to $21.4 million as compared to 2022. Interest expense on interest-bearing deposits increased $12.5 million to $15.3 million for 2023 as compared to $2.8 million in 2022. Our total cost of interest-bearing deposits increased from 0.35% during 2022 to 1.71% during 2023 as a result of higher rates and increased competition for deposits. Also contributing to the increase in interest expense was an increase in average interest-bearing deposit balances, which increased from $804.1 million in 2022 to $892.4 million in 2023, largely resulting from the acquisition of Freedom Bank. Interest expense on borrowings increased $4.6 million to $6.1 million during 2023, as compared to 2022, due to an increase in our average borrowings, which increased from $50.0 million in 2022 to $114.2 million in 2023. Also contributing to the increase in interest expense on borrowings were higher rates, which increased from 3.14% in 2022 to 5.37% in 2023. Higher market interest rates have negatively impacted our cost of interest-bearing deposits and borrowings.

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

During 2023, net interest income increased $4.4 million, or 11.3%, to $43.3 million compared to $38.9 million in 2022. The increase in net interest income was primarily a result of an increase in interest income on loans and investments, partially offset by higher interest expense. The accretion of purchase accounting adjustments increased net interest income by $993,000 in 2023 compared to $460,000 in 2022. The increase was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, the increase in interest rates raised the yields on our interest-earning assets and the cost of our interest-bearing liabilities. Our net interest margin, on a tax-equivalent basis, decreased to 3.17% during 2023 from 3.21% during 2022. Continued increases in interest rates may not result in a higher net interest margin as a result of increased competition for loans and deposits and the impact of a negative sloping yield curve. Additionally, deposit balances may decline resulting in the need for higher cost funding.

Provision for credit Losses. On January 1, 2023, we adopted CECL and established an allowance for credit losses (“ACL”) based on this framework. The ACL is based on the historical loss rates and the weighted average remaining maturity for financial assets measured at amortized costs including loans, investment securities and unfunded loan commitments. The historical loss rates are adjusted to reflect reasonable and supportable forecasts to estimate expected credit losses over the life of the financial asset.

During 2023, we recorded a $349,000 provision for credit losses compared to no provision for credit losses in 2022. The $349,000 provision for credit losses during 2023 consisted of a $250,000 provision to the allowance for credit losses on loans, $80,000 to unfunded loan commitments and $19,000 to the allowance for credit losses on held-to-maturity investment securities. We recorded net loan recoveries of $44,000 during 2023 compared to net loan recoveries of $16,000 during 2022.

Non-interest Income. Total non-interest income was $13.2 million in 2023, a decrease of $470,000, or 3.4%, compared to 2022. The decrease in non-interest income was primarily the result of a decrease of $1.2 million in gains on sales of one-to-four family residential real estate loans as higher interest rates and low housing inventories reduced originations of these loans, which are typically sold in the secondary market. However, higher mortgage rates did result in increased originations of adjustable-rate loans in 2023, which are maintained in our one-to-four family residential loan portfolio. Also contributing to the decrease in non-interest income was an increase in losses on sales of investment securities, which increased to $1.2 million in 2023 compared $1.1 million in 2022. Partially offsetting those decreases were increases of $569,000 in fees and service charges and $133,000 in bank owned life insurance. These increases were primarily related to the Freedom Bank acquisition. Additionally, other non-interest income increased by $146,000 from 2022 to 2023, primarily due to an increase in lease income associated with part of a branch facility that was vacant in the 2022.

Non-interest Expense. Non-interest expense increased $713,000, or 1.7%, to $42.0 million in 2023 compared to $41.3 million in 2022. The increase in non-interest expense in 2023 compared to 2022 was mainly due to higher compensation and benefits, occupancy and equipment and data processing due to the acquisition of Freedom Bank. Also contributing to the increases were higher amortization costs associated with the purchase accounting entries related to the acquisition. Professional fees increased due higher consulting costs and audit fees. Offsetting those increases was a $3.4 million decrease in acquisition costs associated with the acquisition of Freedom Bank.

INCOME TAXES. We recorded income tax expense of $2.0 million in 2023 compared to $1.4 million in 2022. The effective tax rate increased from 12.7% in 2022 to 13.8% in 2023, primarily due to higher earnings before income taxes. During 2023, we recognized $517,000 of previously unrecognized tax benefits compared to $465,000 during 2022, which reduced the effective tax rates in both years.

FINANCIAL CONDITION. Economic conditions in the United States continue to be stagnant during 2023 as elevated inflation levels and higher interest rates continued to impact the economy. The increase in interest rates has impacted financial institutions resulting in higher costs of funding and lower fair values for investment securities. Three large regional banks have been closed by the Federal Deposit Insurance Corporation (FDIC) mainly due to liquidity concerns, resulting from interest rate risk issues and large concentrations of uninsured corporate deposits. The liquidity issues faced by these banks related to their operations and business strategies which were different than our business model. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a majority of our deposits being retail-based and FDIC insured. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates were also impacted by these economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. While nationally commercial real estate has been negatively impacted by higher interest rates and vacancies, the Company’s markets have not been impacted as much as other areas of the United States. Our allowance for credit losses included estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets increased $58.8 million, or 3.9%, to $1.6 billion at December 31, 2023, compared to $1.5 billion at December 31, 2022. Net loans, excluding loans held for sale, increased $96.5 million, or 11.5%, to $937.6 million at December 31, 2023, compared to $841.1 million at December 31, 2022. Investment securities available-for-sale decreased $36.5 million, or 7.5%, from $489.3 million at December 31, 2022 to $452.8 million at December 31, 2023.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At December 31, 2023, our allowance for credit losses on loans totaled $10.6 million, or 1.12% of gross loans outstanding, compared to $8.8 million, or 1.03% of gross loans outstanding, at December 31, 2022. The increase in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to the adoption of CECL on January 1, 2023.

As of December 31, 2023 and 2022, approximately $7.5 million and $13.0 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though these borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover all expected future losses expected in the loan portfolio at the balance sheet date.

Loans past due 30-89 days and still accruing interest totaled $1.6 million, or 0.17% of gross loans, at December 31, 2023, compared to $738,000, or 0.09% of gross loans, at December 31, 2022. At December 31, 2023, $2.4 million of loans were on non-accrual status, or 0.25% of gross loans, compared to $3.3 million, or 0.39% of gross loans, at December 31, 2022. Non-accrual loans consist of loans 90 or more days past due and certain impaired loans. There were no loans 90 days delinquent and accruing interest at December 31, 2023 and 2022.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2023, we had $928,000 of real estate owned compared to $934,000 at December 31, 2022. The decrease in real estate owned as of December 31, 2023 compared to December 31, 2022 was primarily due to a valuation allowance recorded against a residential real estate property. As of December 31, 2023, real estate owned consisted of a commercial building, undeveloped land and three residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $15.6 million, or 1.2% in total deposits during 2023, to $1.3 billion at December 31, 2023, from $1.1 billion at December 31, 2022. The increase in deposits was primarily due to higher balances of brokered deposits.

Total borrowings increased $30.8 million, or 45.1%, to $99.0 million at December 31, 2023, from $68.3 million at December 31, 2022. The increase in borrowings was primarily due to funding loan growth.

Non-interest-bearing deposits at December 31, 2023, were $367.1 million, or 27.9% of deposits, compared to $410.1 million, or 31.5% of deposits, at December 31, 2022. Money market and checking accounts were 46.6% of our deposit portfolio and totaled $613.6 million at December 31, 2023, compared to $626.7 million, or 48.2% of deposits, at December 31, 2022. Savings accounts decreased to $152.4 million, or 11.6% of deposits, at December 31, 2023, from $170.6 million, or 13.1% of deposits, at December 31, 2022. Certificates of deposit totaled $183.2 million, or 13.9% of deposits, at December 31, 2023, compared to $93.3 million, or 7.2% of deposits, at December 31, 2022. Competition for deposits may affect our ability to continue to increase deposit balances and could result in a decrease in our deposit balances in future periods.

Certificates of deposit at December 31, 2023, scheduled to mature in one year or less totaled $163.4 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2023, our cash and cash equivalents increased by $3.9 million. Our operating activities provided net cash of $12.6 million in 2023, which is primarily the result of net earnings and sales of one-to-four family residential mortgage loans. Our investing activities used net cash of $50.6 million during 2023, primarily to fund loan growth. Our financing activities provided net cash of $42.0 million during 2023, primarily as a result of an increase in borrowings.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $484.8 million at December 31, 2023 and $521.5 million at December 31, 2022. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of brokered deposits, FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2023, we had an outstanding balance of $58.0 million against our line of credit with the FHLB. At December 31, 2023, we had collateral pledged to the FHLB that would allow us to borrow $153.1 million, subject to FHLB credit requirements and policies. At December 31, 2023, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $60.7 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at December 31, 2023. At December 31, 2023, we had subordinated debentures totaling $21.7 million and $12.7 million of repurchase agreements. At December 31, 2023, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2024, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2023. The Company also borrowed $6.6 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original balance of this borrowing was $10.0 million and was used to fund part of the acquisition of Freedom.

OFF-BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.6 million at December 31, 2023.

At December 31, 2023, we had outstanding loan commitments, excluding standby letters of credit, of $211.8 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rule requires a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). At December 31, 2023, the Bank maintained a leverage ratio of 8.7% and a total risk-based capital ratio of 13.7%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2023, including the capital conservation buffers.

	Actual	Actual	Minimum	Minimum
(dollars in thousands)	amount	percent	amount	percent(1)
Leverage	$134,422	8.68%	$61,951	4.00%
Common Equity Tier 1 Capital	134,422	12.74%	73,833	7.00%
Tier 1 Capital	134,422	12.74%	89,655	8.50%
Total risk-based Capital	144,468	13.70%	110,750	10.50%

(1)	The minimum required percent includes a capital conservation buffer of 2.5%.

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums. As of December 31, 2023 and 2022, the Company and the Bank also exceeded the “well capitalized” thresholds, which is the highest rating available. There are no conditions or events that management believes have changed the Company’s and the Bank’s category as of the date of this report. We have $21.7 million in trust preferred securities which, in accordance with current capital guidelines, have been included in total risk-based capital as of December 31, 2023. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2023, we paid quarterly cash dividends of $0.20 per share to our stockholders, as adjusted to give effect to 5% stock dividends, which we distributed for the 23th consecutive year in December 2023. The 2022 quarterly cash dividends were $0.19 per share as adjusted to give effect to 5% stock dividends.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2023. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the three preceding years. As of December 31, 2023, $12.9 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2023 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100, 200 and 300 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

	As of December 31, 2023		As of December 31, 2022
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(5,924)	(13.8)%	$(3,245)	(6.6)%
200 basis point rising	$(4,012)	(9.3)%	$(2,218)	(4.5)%
100 basis point rising	$(2,122)	(4.9)%	$(1,215)	(2.5)%
100 basis point falling	$17	0.0%	$747	1.5%
200 basis point falling	$(909)	(2.1)%	$434	90.0%
300 basis point falling	$(2,037)	(4.7)%	$(67)	(0.1)%

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

(“GAP” TABLE)

As of December 31, 2023
	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$4,805	$32,340	$236,365	$182,814	$456,324
Loans	228,622	192,229	431,353	96,452	948,656
Total interest-earning assets	$233,427	$224,569	$667,718	$279,266	$1,404,980

Interest-bearing liabilities:
Certificates of deposit	$91,903	$71,536	$19,713	$2	$183,154
Money market and checking accounts	613,613	-	-	-	613,613
Savings accounts	152,381	-	-	-	152,381
Borrowed money	79,241	14,201	5,585	-	99,027
Total interest-bearing liabilities	$937,138	$85,737	$25,298	$2	$1,048,175

Interest sensitivity gap per period	$(703,711)	$138,832	$642,420	$279,264	$356,805
Cumulative interest sensitivity gap	(703,711)	(564,879)	77,541	356,805

Cumulative gap as a percent of total interest-earning assets	(50.09)%	(40.21)%	5.52%	25.40%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	24.91%	44.78%	107.40%	134.04%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Landmark Bancorp, Inc. and Subsidiaries

Manhattan, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses (ASC Topic 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Allowance for Credit Losses on Loans – Qualitative Factors

As described in Note 1 of the consolidated financial statements and the explanatory paragraph above, the Company adopted ASC Topic 326 as of January 1, 2023 using the modified retrospective method. The allowance for credit losses on loans is a valuation account that is deducted from the amortized costs basis of loans to present the net amount expected to be collected on loans. The Company utilized a weighted average remaining maturity model to estimate the quantitative component of the allowance for credit losses for loans. The quantitative model was adjusted with qualitative factors, including but not limited to: changes in economic and business conditions, changes in policies, procedures and underwriting, changes in management or staff and their related experience, changes in nature and volume of the portfolio, changes in loan review, changes in collateral values, changes in past due and nonaccrual loans, changes in competition, legal and regulatory issues, changes in concentrations and other qualitative factors that could affect credit losses.

We identified auditing the qualitative factors at the date of adoption and subsequent periods as a critical audit matter as it involved significant management judgment, which in turn led to a high degree of auditor judgment and subjectivity to evaluate management’s determination and application of the qualitative factors.

The primary substantive audit procedures we performed to address this critical audit matter included:

●	Testing the completeness and accuracy of internal data and the reliability and relevance of external data used as the basis for the qualitative factors;

●	Evaluating the reasonableness of management’s judgments related to the determination of the qualitative factors and the accuracy of the resulting allocation of the allowance;

●	Analytically evaluating the qualitative factors including the magnitude of the adjustments; and

●	Tracing the allowance allocation from the qualitative factor analysis to the overall allowance calculation.

/s/ Crowe LLP

Crowe LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas

March 27, 2024

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	December 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Cash and cash equivalents	$27,101	$23,156
Interest-bearing deposits at other banks	4,918	9,084
Investment securities available-for-sale, at fair value	452,769	489,306
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $0, fair value of $3,049 and $3,452	3,555	3,524
Bank stocks, at cost	8,123	5,470
Loans, net of allowance for credit losses of $10,608 and $8,791	937,619	841,149
Loans held for sale, at fair value	853	2,488
Bank owned life insurance	38,333	37,323
Premises and equipment, net	19,709	24,327
Goodwill	32,377	32,199
Other intangible assets, net	3,241	4,006
Mortgage servicing rights	3,158	3,813
Real estate owned, net	928	934
Accrued interest and other assets	28,988	26,088
Total assets	$1,561,672	$1,502,867

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$367,103	$410,142
Money market and checking	613,613	626,659
Savings	152,381	170,570
Certificates of deposit	183,154	93,278
Total deposits	1,316,251	1,300,649

Federal Home Loan Bank and other borrowings	64,662	17,200
Subordinated debentures	21,651	21,651
Repurchase agreements	12,714	29,402
Accrued interest and other liabilities	19,480	22,532
Total liabilities	1,434,758	1,391,434

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,481,407 and 5,473,894 shares issued at December 31, 2023 and 2022, respectively	55	52
Additional paid-in capital	89,208	84,273
Retained earnings	54,282	52,174
Treasury stock, at cost; 3,812 and 0 shares at December 31, 2023 and 2022, respectively	(75)	-
Accumulated other comprehensive loss	(16,556)	(25,066)
Total stockholders’ equity	126,914	111,433
Total liabilities and stockholders’ equity	$1,561,672	$1,502,867

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2023	2022	2021
Interest income:
Loans	$51,753	$33,473	$33,612
Investment securities:
Taxable	9,594	6,414	3,005
Tax-exempt	3,094	3,018	3,022
Interest-bearing deposits at banks	242	321	187
Total interest income	64,683	43,226	39,826
Interest expense:
Deposits	15,254	2,776	1,023
FHLB and other borrowings	4,048	584	-
Subordinated debentures	1,590	840	472
Repurchase agreements	499	146	11
Total interest expense	21,391	4,346	1,506
Net interest income	43,292	38,880	38,320
Provision for credit losses	349	-	500
Net interest income after provision for credit losses	42,943	38,880	37,820
Non-interest income:
Fees and service charges	10,220	9,651	8,857
Gains on sales of loans, net	2,269	3,444	10,487
Increase in cash surrender value of bank owned life insurance	913	780	686
(Losses) gains on sales of investment securities, net	(1,246)	(1,103)	1,138
Other	1,074	928	1,093
Total non-interest income	13,230	13,700	22,261
Non-interest expense:
Compensation and benefits	22,681	20,405	20,157
Occupancy and equipment	5,565	5,118	4,482
Data processing	1,940	1,580	2,016
Amortization of mortgage servicing rights and other intangibles	1,844	1,446	1,601
Professional fees	2,452	1,892	1,831
Acquisition costs	-	3,398	-
Other	7,501	7,431	7,169
Total non-interest expense	41,983	41,270	37,256
Earnings before income taxes	14,190	11,310	22,825
Income tax expense	1,954	1,432	4,814
Net earnings	$12,236	$9,878	$18,011
Earnings per share (1):
Basic	$2.23	$1.80	$3.27
Diluted	$2.23	$1.79	$3.26

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2023, 2022 and 2021.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021
Net earnings	$12,236	$9,878	$18,011

Net unrealized holding gains (losses) on available-for-sale securities	10,025	(39,440)	(6,236)
Less reclassification adjustment on losses (gains) included in earnings	1,246	1,103	(1,138)
Net unrealized gains (losses)	11,271	(38,337)	(7,374)
Income tax effect on net (losses) gains included in earnings	(305)	(271)	279
Income tax effect on net unrealized holding (gains) losses	(2,456)	9,662	1,528
Other comprehensive income (loss)	8,510	(28,946)	(5,567)

Total comprehensive income (loss)	$20,746	$(19,068)	$12,444

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2021	$48	$72,230	$44,947	$-	$9,447	$126,672
Net earnings	-	-	18,011	-	-	18,011
Other comprehensive loss	-	-	-	-	(5,567)	(5,567)
Dividends paid ($0.69 per share) (1)	-	-	(3,818)	-	-	(3,818)
Issuance of restricted common stock, 2,880 shares	-	-	-	-	-	-
Stock-based compensation	-	323	-	-	-	323
Exercise of stock options, 6,172 shares (2)	-	22	-	-	-	22
5% stock dividend, 237,569 shares	2	6,545	(6,547)	-	-	-
Balance at December 31, 2021	50	79,120	52,593	-	3,880	135,643
Net earnings	-	-	9,878	-	-	9,878
Other comprehensive loss	-	-	-	-	(28,946)	(28,946)
Dividends paid ($0.76 per share) (1)	-	-	(4,198)	-	-	(4,198)
Issuance of restricted common stock, 17,551 shares	-	-	-	-	-	-
Stock-based compensation	-	295	-	-	-	295
Purchase of 49,721 treasury shares	-	-	-	(1,239)	-	(1,239)
Exercise of stock options, 112 shares (2)	-	-	-	-	-	-
5% stock dividend, 247,831 shares	2	4,858	(6,099)	1,239	-	-
Balance at December 31, 2022	52	84,273	52,174	-	(25,066)	111,433
Cumulative effect of change in accounting principle from implementation of ASU 2016-13			(1,204)			(1,204)
Balance at January 1, 2023	52	84,273	50,970	-	(25,066)	110,229
Net earnings	-	-	12,236	-	-	12,236
Other comprehensive income	-	-	-	-	8,510	8,510
Dividends paid ($0.80 per share) (1)	-	-	(4,390)	-	-	(4,390)
Issuance of restricted common stock, 5,192 shares	-	-	-	-	-	-
Stock-based compensation	-	352	-	-	-	352
Purchase of 3,812 treasury shares	-	-	-	(75)		(75)
Exercise of stock options, 2,693 shares (2)	-	52	-	-	-	52
5% stock dividend, 260,640 shares	3	4,531	(4,534)	-	-	-
Balance at December 31, 2023	$55	$89,208	$54,282	$(75)	$(16,556)	$126,914

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2023, 2022 and 2021.
(2)	Shares from the exercise of stock options are shown net of forfeitures related to cashless exercises.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$12,236	$9,878	$18,011
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	349	-	500
Valuation allowance on real estate owned	6	354	48
Amortization of investment security premiums, net	240	1,481	2,078
Accretion of purchase accounting adjustments	(993)	(460)	(55)
Amortization of mortgage servicing rights and intangibles	1,844	1,446	1,601
Depreciation	1,270	1,134	997
Increase in cash surrender value of bank owned life insurance	(913)	(780)	(686)
Stock-based compensation	352	295	323
Deferred income taxes	404	(1,190)	808
Net loss (gain) on investment securities	1,246	1,103	(1,138)
Net (gain) loss on sales of premises and equipment and foreclosed assets	(1)	(114)	5
Net gains on sales of loans	(2,269)	(3,444)	(10,487)
Proceeds from sale of loans	80,475	145,923	344,187
Origination of loans held for sale	(76,995)	(140,990)	(324,908)
Changes in assets and liabilities:
Accrued interest and other assets	(1,276)	5,146	611
Accrued interest, expenses and other liabilities	(3,371)	4,998	(736)
Net cash provided by operating activities	12,604	24,780	31,159
Cash flows from investing activities:
Net (increase) decrease in loans	(97,361)	(73,571)	47,840
Net change in interest-bearing deposits at banks	4,150	(1,728)	(1,918)
Maturities and prepayments of investment securities	54,537	53,877	60,904
Purchases of investment securities	(29,112)	(226,336)	(174,748)
Proceeds from sale of available-for-sale securities	20,913	52,597	16,623
Redemption of bank stocks	11,192	4,208	2,418
Purchase of bank stocks	(13,845)	(6,074)	(850)
Net cash paid in bank acquisition	-	(572)	-
Proceeds from sales of premises and equipment and foreclosed assets	7	1,379	601
Purchase of bank owned life insurance	-	-	(6,000)
Premiums paid on bank owned life insurance	(97)	(63)	-
Purchases of premises and equipment, net	(995)	(876)	(1,324)
Net cash used in investing activities	(50,611)	(197,159)	(56,454)
Cash flows from financing activities:
Net increase in deposits	15,591	1,758	132,454
Federal Home Loan Bank advance borrowings	727,629	327,360	-
Federal Home Loan Bank advance repayments	(677,815)	(326,160)	-
Proceeds from other borrowings	-	10,065	-
Repayments on other borrowings	(2,352)	(1,065)	-
Change in repurchase agreements	(16,688)	(199)	1,032
Proceeds from exercise of stock options	52	-	22
Payment of dividends	(4,390)	(4,198)	(3,818)
Purchase of treasury stock	(75)	(1,239)	-
Net cash provided by financing activities	41,952	6,322	129,690
Net increase (decrease) in cash and cash equivalents	3,945	(166,057)	104,395
Cash and cash equivalents at beginning of year	23,156	189,213	84,818
Cash and cash equivalents at end of year	$27,101	$23,156	$189,213

(continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021

Supplemental disclosure of cash flow information:
Cash payments paid during the year for income taxes	$55	$1,104	$4,458
Cash paid during the year for interest	19,851	4,032	1,549
Cash paid during the year for operating leases	156	175	141

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to real estate owned	$-	$-	$1,264
Transfer of premises and equipment to real estate held for sale	4,343	-	-
Operating lease asset and related liability recorded	61	-	219

Bank acquisition:
Fair value of liabilities assumed	$-	$181,350	$-
Fair value of assets acquired	-	200,033	-

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Landmark Bancorp, Inc. and its wholly owned subsidiaries, Landmark National Bank and Landmark Risk Management, Inc. All intercompany balances and transactions have been eliminated in consolidation. The Bank, considered a single operating segment, is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans. Landmark Risk Management, Inc. provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

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

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in the operation of banks. As of December 31, 2023 and 2022, the Bank did not have a minimum reserve requirement.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The provisions of the update eliminated the probable initial recognition threshold under previous GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities. Under the provisions of the update, credit losses recognized on available-for-sale debt securities are presented as an allowance as opposed to a write-down. In addition, CECL modified the accounting for purchased loans. Under prior GAAP, a purchased loan’s contractual balance was adjusted to fair value through a credit discount, and no reserve was recorded on the purchased loan upon acquisition. Under CECL loans determined to be purchased credit deteriorated have an allowance for credit losses established through purchase accounting. Finally, increased disclosure requirements under CECL oblige organizations to present credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies.

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

Allowance for Credit Losses – Available-for-Sale Investment Securities. For available-for-sale investment securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of the security or security issuer, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected was less than the amortized cost basis, a credit loss exists and an allowance for credit losses would be recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for or reversal of credit loss expense. Losses are charged against the allowance for credit losses when the Company determines the available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. The Company does not estimate credit losses on available-for-sale security accrued interest receivable.

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

The Company utilizes a weighted average remaining maturity allowance methodology to calculate the quantitative component of the allowance for credit losses. Historical loss rates are adjusted for current conditions and reasonable and supportable forecasts. Following the economic forecast period loss rates revert back to historical loss rates over a reasonable period of time. Additional adjustments for qualitative factors are included to quantify the risks within each of the loan categories that are not included in the historical loss rates or economic projections. These adjustments include but are not limited to: changes in economic and business conditions, changes in policies, procedures and underwriting, changes in management or staff and their related experience, changes in nature and volume of the portfolio, changes in loan review, changes in collateral values, changes in past due and nonaccrual loans, changes in competition, legal and regulatory issues, changes in concentrations and other qualitative factors that could affect credit losses. The data for the allowance calculation may be obtained from internal or external sources.

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

Goodwill and Intangible Assets. Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The Company performed a qualitative assessment of factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as of December 31, 2023. This assessment included a review of macroeconomic conditions, industry and market specific considerations and other relevant factors including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value.

Intangible assets include core deposit intangibles. Core deposit intangible assets are amortized over their estimated useful life of ten years on an accelerated basis. When facts and circumstances indicate potential impairment, the Company will evaluate the recoverability of the intangible asset’s carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value.

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

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computation for 2023, 2022 and 2021 excluded 166,561, 51,718 and 56,324, respectively, of unexercised stock options because their inclusion would have been anti-dilutive.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2023, 2022 and 2021, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2023	2022	2021
Net earnings available to common shareholders	$12,236	$9,878	$18,011

Weighted average common shares outstanding - basic	5,477,700	5,492,286	5,506,487
Assumed exercise of stock options	3,100	15,767	13,303
Weighted average common shares outstanding - diluted	5,480,800	5,508,053	5,519,790
Earnings per share:
Basic	$2.23	$1.80	$3.27
Diluted	$2.23	$1.79	$3.26

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

(2) Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), commonly referred to as “CECL.” The Company adopted CECL effective January 1, 2023. The impact of the adoption and additional details are included in Note 1.

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

In May 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform relates to the effects undertaken to eliminate certain reference rates such as the London Interbank Offered Rate (“LIBOR”) and introduce new reference rates that may be based on larger or more liquid observations and transactions. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other contracts. Generally, ASU 2020-04 would allow entities to consider contract modifications due to reference rate reform to be a continuation of an existing contract; thus, the Company would not have to determine if the modification is considered insignificant. The standard was effective upon issuance and the amendments may be applied prospectively through December 31, 2022 such that changes made to contracts beginning on or after January 1, 2023 would not apply. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date, which extended the sunset date from December 31, 2022 to December 31, 2024. As of December 31, 2023, the Company does not have any instruments tied to LIBOR. The adoption of ASU 2020-04 did not have a material effect on the Company’s operating results or financial condition.

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

The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Acquired loans were recorded at fair value at the acquisition date and no separate valuation allowance was established. No purchased credit impaired loans were acquired. Market value adjustments are accreted or amortized on a level yield basis over the expected term of the asset or liability. Additionally, the Company recorded a core deposit intangible of $4.2 million. The core deposit intangible is amortized on an accelerated basis over the estimated useful life of the deposits. Goodwill of $14.7 million from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the banks. The goodwill is not deductible for income tax purposes. During 2023, goodwill was increased by $178,000 due to adjustments related to filing final tax returns for Freedom Bancshares, Inc and Freedom Bank, which are reflected in the table below. The Company incurred $3.4 million of acquisition related costs relating to the acquisition during 2022, of which $3.1 million was deductible for income tax purposes.

Results of the operations of the acquired business are included in the income statement from the effective date of the acquisition.

The following table summarizes the consideration paid for Freedom Bancshares, Inc. and the amounts of the assets acquired and liabilities assumed at the acquisition date:

As of
(Dollars in thousands)	October 1, 2022

Cash paid in acquisition	$33,350

Assets acquired:
Cash and cash equivalents	32,778
Investment securities	33,126
Bank stocks	699
Loans	113,910
Bank owned life insurance	4,374
Premises and equipment	3,782
Core deposit intangibles	4,170
Other	7,016
Total assets acquired	199,855

Liabilities assumed:
Deposits	150,410
FHLB advances	7,000
Other borrowings	22,198
Other liabilities	1,742
Total liabilities assumed	181,350

Net assets acquired	18,505

Goodwill	$14,845

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

Unaudited pro forma consolidated operating results for the years ended December 31, 2022 and December 31, 2021, as if the acquisition was consummated on January 1 of that year are as follows:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2022	2021

Net interest income	$44,750	$45,942
Net earnings	9,098	19,922
Earnings per share (1):
Basic	1.66	3.62
Diluted	1.65	3.61

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2022 and 2021.

(4) Investment Securities

A summary of investment securities available-for-sale and securities held-to-maturity is as follows:

(Dollars in thousands)	As of December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Available-for-sale:
U. S. treasury securities	$99,340	$-	$(3,673)	$95,667
Municipal obligations, tax exempt	122,775	186	(2,338)	120,623
Municipal obligations, taxable	82,926	225	(4,068)	79,083
Agency mortgage-backed securities	169,656	247	(12,507)	157,396
Total available-for-sale	$474,697	$658	$(22,586)	$452,769

Held-to-maturity:
Other	$3,555	$-	$(506)	$3,049
Total held-to-maturity	$3,555	$-	$(506)	$3,049

(Dollars in thousands)	As of December 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Available-for-sale:
U. S. treasury securities	$130,684	$-	$(7,573)	$123,111
U. S. federal agency obligations	2,002	-	(14)	1,988
Municipal obligations, tax exempt	130,848	59	(3,645)	127,262
Municipal obligations, taxable	73,520	14	(6,290)	67,244
Agency mortgage-backed securities	185,451	172	(15,922)	169,701
Total available-for-sale	$522,505	$245	$(33,444)	$489,306

Held-to-maturity:
Other	$3,524	$5	$(77)	$3,452
Total held-to-maturity	$3,524	$5	$(77)	$3,452

The tables above show that some of the securities in the available-for-sale and held-to-maturity investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2023 and 2022. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following table summarizes securities available-for-sale in an unrealized loss positions for which an allowance for credit losses has not been recorded at December 31, 2023 along with length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2023
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	securities	value	losses	value	losses	value	losses
U. S. treasury securities	47	$1,129	$(7)	$93,833	$(3,666)	$94,962	$(3,673)
Municipal obligations, tax exempt	229	31,468	(337)	64,962	(2,001)	96,430	(2,338)
Municipal obligations, taxable	110	17,278	(151)	52,212	(3,917)	69,490	(4,068)
Agency mortgage-backed securities	100	6,480	(68)	128,512	(12,439)	134,992	(12,507)
Total available-for-sale	486	$56,355	$(563)	$339,519	$(22,023)	$395,874	$(22,586)

Securities which were temporarily impaired are shown below, along with the length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2022
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale	securities	value	losses	value	losses	value	losses
U. S. treasury securities	67	$85,988	$(4,591)	$37,123	$(2,982)	$123,111	$(7,573)
U. S. federal agency obligations	1	1,988	(14)	-	-	1,988	(14)
Municipal obligations, tax exempt	274	107,262	(3,020)	8,495	(625)	115,757	(3,645)
Municipal obligations, taxable	108	54,746	(5,006)	7,571	(1,284)	62,317	(6,290)
Agency mortgage-backed securities	100	78,971	(4,550)	79,882	(11,372)	158,853	(15,922)
Total available-for-sale	550	$328,955	$(17,181)	$133,071	$(16,263)	$462,026	$(33,444)

Other	6	$3,009	$(77)	$-	$-	$3,009	$(77)
Total	6	$3,009	$(77)	$-	$-	$3,009	$(77)

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

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2023, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

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

The following table provides information on the Company’s allowance for credit losses related to held-to-maturity investment securities.

(Dollars in thousands)
Balance at January 1, 2023	$-
Impact of adopting ASC 326	72
Provision for credit losses	19
Balance at December 31, 2023	$91

The table below includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. The amortized cost and fair value of investment securities at December 31, 2023 are as follows:

	Amortized	Estimated
(Dollars in thousands)	cost	fair value
Available-for-sale:
Due in less than one year	$37,665	$37,145
Due after one year but within five years	244,383	232,810
Due after five years but within ten years	142,669	134,262
Due after ten years	49,980	48,552
Total available-for-sale	$474,697	$452,769

Held-to-maturity:
Due after five years but within ten years	$3,555	$3,049
Total held-to-maturity	$3,555	$3,049

The Company has not sold any investment securities subsequent to December 31, 2023 and the date of this filing. Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021

Sales proceeds	$20,913	$52,597	$16,623

Realized gains	$-	$-	$1,138
Realized losses	(1,246)	(1,103)	-
Net realized (losses) gains	$(1,246)	$(1,103)	$1,138

Securities with carrying values of $380.4 million and $420.8 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2023 and 2022, respectively. As of December 31, 2023, all of the Company’s investment securities were performing and there were no securities on non-accrual status. Except for U.S. treasuries and federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(5) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2023 was $5.0 million compared to $2.4 million at December 31, 2022. The carrying value of the FRB stock at December 31, 2023 and December 31, 2022 was $3.0 million. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB, as applicable. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2023 and 2022.

(6) Loans and Allowance for Credit Losses

Loans consisted of the following:

	As of December 31,
(Dollars in thousands)	2023	2022

One-to-four family residential real estate loans	$302,544	$236,982
Construction and land loans	21,090	22,725
Commercial real estate loans	320,962	304,074
Commercial loans	180,942	173,415
Paycheck protection program loans	-	21
Agriculture loans	89,680	84,283
Municipal loans	4,507	2,026
Consumer loans	28,931	26,664
Total gross loans	948,656	850,190
Net deferred loan (fees) costs and loans in process	(429)	(250)
Allowance for credit losses	(10,608)	(8,791)
Loans, net	$937,619	$841,149

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2023
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2023	$655	$117	$3,158	$2,753	$1,966	$5	$137	$8,791
Impact of adopting ASC 326	1,022	49	1,063	145	(824)	11	57	1,523
Charge-offs	-	-	-	(479)	-	-	(371)	(850)
Recoveries	-	675	-	35	74	-	110	894
Provision for credit losses	358	(691)	297	32	(26)	(1)	281	250
Balance at December 31, 2023	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608

(Dollars in thousands)
	Year ended December 31, 2022
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2022	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775
Charge-offs	-	-	-	-	-	-	-	(336)	(336)
Recoveries	-	165	-	38	-	59	6	84	352
Provision for credit losses	32	(186)	107	102	-	(314)	(7)	266	-
Balance at December 31, 2022	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791

Allowance for credit losses:
Individually evaluated for loss	$-	$-	$-	$636	$-	$18	$-	$-	$654
Collectively evaluated for loss	655	117	3,158	2,117	-	1,948	5	137	8,137
Total	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791

Loan balances:
Individually evaluated for loss	$326	$412	$1,224	$812	$-	$1,319	$36	$-	$4,129
Collectively evaluated for loss	236,656	22,313	302,850	172,603	21	82,964	1,990	26,664	846,061
Total	$236,982	$22,725	$304,074	$173,415	$21	$84,283	$2,026	$26,664	$850,190

(Dollars in thousands)
	Year ended December 31, 2021
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2021	$859	$181	$2,482	$2,388	$-	$2,690	$6	$169	$8,775
Charge-offs	(81)	-	(540)	(72)	-	(50)	-	(235)	(978)
Recoveries	11	263	-	14	-	66	6	118	478
Provision for credit losses	(166)	(306)	1,109	283	-	(485)	(6)	71	500
Balance at December 31, 2021	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775

Allowance for credit losses:
Individually evaluated for loss	$-	$-	$-	$504	$-	$-	$-	$-	$504
Collectively evaluated for loss	623	138	3,051	2,109	-	2,221	6	123	8,271
Total	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775

Loan balances:
Individually evaluated for loss	$578	$794	$2,214	$1,029	$-	$2,067	$36	$-	$6,718
Collectively evaluated for loss	165,503	26,850	196,258	131,125	17,179	92,200	2,014	24,541	655,670
Total	$166,081	$27,644	$198,472	$132,154	$17,179	$94,267	$2,050	$24,541	$662,388

The Company recorded net loan recoveries of $44,000 during 2023 compared to net loan charge recoveries of $16,000 during 2022 and net loan charge-offs of $500,000 during 2021.

The following table presents information on non-accrual status and loans past due over 89 days and still accruing:

(Dollars in thousands)	As of December 31, 2023
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$161	$31	$-
Commercial loans	363	1,517	-
Agriculture loans	295	-	-
Consumer loans	24	-	-
Total loans	$843	$1,548	$-

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following table presents information on the amortized cost basis and collateral type of collateral-dependent loans:

(Dollars in thousands)	As of December 31, 2023
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$192	First mortgage on residential real estate
Construction and land loans	192	First mortgage on residential or commercial real estate
Commercial real estate loans	1,205	First mortgage on commercial real estate
Commercial loans	2,054	Accounts receivable, equipment and real estate
Agriculture loans	682	Crops, livestock, machinery and real estate
Consumer loans	24	Personal property or second mortgages on real estate
Total loans	$4,349

The following tables present information on impaired loans:

(Dollars in thousands)
	As of December 31, 2022
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$326	$326	$326	$-	$-	$357	$9
Construction and land loans	843	412	412	-	-	243	10
Commercial real estate loans	1,224	1,224	1,224	-	-	1,224	47
Commercial loans	1,063	812	75	737	636	865	5
Agriculture loans	1,402	1,319	1,301	18	18	1,433	64
Municipal loans	36	36	36	-	-	36	1
Total impaired loans	$4,894	$4,129	$3,374	$755	$654	$4,158	$136

	As of December 31, 2021
	Unpaid contractual principal	Impaired loan balance	Impaired loans without an allowance	Impaired loans with an allowance	Related allowance recorded	Year-to-date average loan balance	Year-to-date interest income recognized

One-to-four family residential real estate loans	$578	$578	$578	$-	$-	$590	$8
Construction and land loans	2,401	794	794	-	-	895	16
Commercial real estate loans	2,214	2,214	2,214	-	-	2,388	37
Commercial loans	1,380	1,029	520	509	504	1,096	38
Agriculture loans	2,235	2,067	2,067	-	-	2,420	67
Municipal loans	36	36	36	-	-	36	1
Total impaired loans	$8,844	$6,718	$6,209	$509	$504	$7,425	$167

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2023 or December 31, 2022.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of December 31, 2023
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$85	$247	$-	$332	$192	$524	$302,020
Construction and land loans	-	-	-	-	-	-	21,090
Commercial real estate loans	153	-	-	153	-	153	320,809
Commercial loans	399	332	-	731	1,880	2,611	178,331
Paycheck protection program loans	-	-	-	-	-	-	-
Agriculture loans	256	-	-	256	295	551	89,129
Municipal loans	-	-	-	-	-	-	4,507
Consumer loans	110	-	-	110	24	134	28,797
Total	$1,003	$579	$-	$1,582	$2,391	$3,973	$944,683

Percent of gross loans	0.11%	0.06%	0.00%	0.17%	0.25%	0.42%	99.58%

	As of December 31, 2022
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$8	$72	$-	$80	$170	$250	$236,732
Construction and land loans	-	-	-	-	195	195	22,530
Commercial real estate loans	-	-	-	-	1,224	1,224	302,850
Commercial loans	-	411	-	411	812	1,223	172,192
Paycheck protection program loans	-	-	-	-	-	-	21
Agriculture loans	-	180	-	180	925	1,105	83,178
Municipal loans	-	-	-	-	-	-	2,026
Consumer loans	67	-	-	67	-	67	26,597
Total	$75	$663	$-	$738	$3,326	$4,064	$846,126

Percent of gross loans	0.01%	0.08%	0.00%	0.09%	0.39%	0.48%	99.52%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2023, 2022 and 2021, would have increased interest income by $96,000, $137,000 and $309,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2023, 2022 and 2021.

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

The following table provides information on the Company’s risk category of loans by type and year of origination:

(Dollars in thousands)	As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$95,290	$84,718	$42,533	$32,081	$12,776	$29,694	$5,097	$163	$302,352
Classified	-	-	-	-	-	192	-	-	192
Total	$95,290	$84,718	$42,533	$32,081	$12,776	$29,886	$5,097	$163	$302,544
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,283	$5,267	$5,367	$2,665	$916	$492	$100	$-	$21,090
Classified	-	-	-	-	-	-	-	-	-
Total	$6,283	$5,267	$5,367	$2,665	$916	$492	$100	$-	$21,090
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$41,644	$77,427	$58,327	$50,744	$30,551	$57,502	$3,017	$92	$319,304
Classified	-	-	481	22	180	975	-	-	1,658
Total	$41,644	$77,427	$58,808	$50,766	$30,731	$58,477	$3,017	$92	$320,962
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$38,818	$32,764	$16,747	$15,511	$2,514	$4,386	$61,046	$4,121	$175,907
Classified	226	2,000	158	460	57	-	1,952	182	5,035
Total	$39,044	$34,764	$16,905	$15,971	$2,571	$4,386	$62,998	$4,303	$180,942
Charge-offs	$-	$(28)	$(407)	$(44)	$-	$-	$-	$-	$(479)
Agriculture loans
Nonclassified	$7,862	$11,718	$4,864	$4,092	$3,902	$12,114	$44,352	$214	$89,118
Classified	-	16	171	-	131	113	131	-	562
Total	$7,862	$11,734	$5,035	$4,092	$4,033	$12,227	$44,483	$214	$89,680
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$2,774	$128	$-	$-	$-	$1,605	$-	$-	$4,507
Classified	-	-	-	-	-	-	-	-	-
Total	$2,774	$128	$-	$-	$-	$1,605	$-	$-	$4,507
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$4,705	$1,332	$1,340	$1,380	$1	$4,906	$15,221	$21	$28,906
Classified	-	-	-	-	-	-	25	-	25
Total	$4,705	$1,332	$1,340	$1,380	$1	$4,906	$15,246	$21	$28,931
Charge-offs	$-	$-	$(3)	$-	$-	$-	$(368)	$-	$(371)
Total loans
Nonclassified	$197,376	$213,354	$129,178	$106,473	$50,660	$110,699	$128,833	$4,611	$941,184
Classified	226	2,016	810	482	368	1,280	2,108	182	7,472
Total	$197,602	$215,370	$129,988	$106,955	$51,028	$111,979	$130,941	$4,793	$948,656
Charge-offs	$-	$(28)	$(410)	$(44)	$-	$-	$(368)	$-	$(850)

The following table provides information on the Company’s risk categories by loan class:

	As of December 31, 2022
(Dollars in thousands)	Nonclassified	Classified

One-to-four family residential real estate loans	$236,663	$319
Construction and land loans	22,530	195
Commercial real estate loans	300,216	3,858
Commercial loans	165,709	7,706
Paycheck protection program loans	21	-
Agriculture loans	83,358	925
Municipal loans	2,026	-
Consumer loans	26,664	-
Total	$837,187	$13,003

The following table provides information on the Company’s allowance for credit losses related to unfunded loan commitments.

(dollars in thousands)
Balance at January 1, 2023	$170
Impact of adopting ASC 326	-
Provision for credit losses	80
Balance at December 31, 2023	$250

The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified by class, type of modification and includes the financial effect of the modification.

(Dollars in thousands)	As of December 31, 2023
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$141	0.1%	90 day payment deferral

As of December 31, 2023, all loans experiencing both financial difficulty and modified during the twelve months ended December 31, 2023 were current under the terms of the agreements. There were no commitments to lend additional funds to the borrowers and there were no charge-offs recorded against the loans. The Company had a $1,000 allowance for credit losses recorded against these loans as of December 31, 2023. The Company did not have any loan modifications that had a payment default during the twelve months ended December 31, 2023.

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2023 and 2022. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2022	$14,573
New loans	3,250
Repayments	(4,767)
Balance at December 31, 2023	$13,056

(7) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $211.8 million and $183.5 million at December 31, 2023 and 2022, respectively, and are generally at variable interest rates. Standby letters of credit totaled $1.6 million at December 31, 2023 and $2.7 million at December 31, 2022.

(8) Goodwill and Intangible Assets

The changes in goodwill is as follows:

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021
Balance at January 1	$32,199	$17,532	$17,532
Acquired goodwill	-	14,667	-
Acquisition period adjustments	178	-	-
Balance at December 31	$32,377	$32,199	$17,532

The Company performed its annual impairment test as of December 31, 2023. Based on the results of the qualitative analysis, the Company concluded it was more likely than not that its goodwill was not impaired.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31,
	2023	2022
Gross carrying amount	$4,170	$5,880
Accumulated amortization	(929)	(1,874)
Net carrying amount	$3,241	$4,006

Amortization expense for the years ended December 31, 2023 and 2022 was $765,000 and $248,000. The following sets forth estimated amortization expense for core deposit intangible assets for the years ending December 31:

(Dollars in thousands)	Amortization
expense
2024	663
2025	588
2026	512
2027	436
2028	360
Thereafter	682
Total	$3,241

(9) Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	As of December 31,
	2023	2022
FHLMC	$659,488	$685,859
FHLB	28,621	27,285
Total	$688,109	$713,144

Custodial escrow balances maintained in connection with serviced loans were $5.0 million at December 31, 2023 and $5.3 million at December 31 2022. Gross service fee income related to such loans was $1.8 million for the years ended December 31, 2023 and 2022 and 2021, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	As of December 31,
	2023	2022
Mortgage servicing rights:
Balance at beginning of year	$3,813	$4,193
Additions	424	818
Amortization	(1,079)	(1,198)
Balance at end of year	$3,158	$3,813

At December 31, 2023 and 2022, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $9.5 million and $10.3 million at December 31, 2023 and 2022, respectively. Fair value at December 31, 2023 was determined using discount rate at 10.0%, prepayment speeds ranging from 6.00% to 26.87%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.65%. Fair value at December 31, 2022 was determined using discount rate at 9.50%,, prepayment speeds ranging from 6.00% to 21.34%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.47%.

The Company had a mortgage repurchase reserve of $159,000 at December 31, 2023 and $225,000 at December 31, 2022, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company made a $50,000 provision to the reserve during 2023 compared to no reserve during 2022 and 2021. The Company charged losses of $116,000, $1,000 and $9,000 against the reserve during 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had no outstanding mortgage repurchase requests.

(10) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2023	2022
Land	Indefinite	$5,444	$7,234
Office buildings and improvements	10 - 50 years	20,868	23,839
Furniture and equipment	3 - 15 years	9,729	9,326
Automobiles	2 - 5 years	555	555
Total premises and equipment		36,596	40,954
Accumulated depreciation		(16,887)	(16,627)
Total premises and equipment, net		$19,709	$24,327

Depreciation expense totaled $1.3 million for the year ended December 31, 2023, $1.1 million for the year ended December 31, 2022, and $997,000 during the year ended 2021 and was included in occupancy and equipment expense on the consolidated statements of earnings.

(11) Deposits

The following table presents the maturities of certificates of deposit at December 31, 2023:

(Dollars in thousands)
Year	Amount
2024	163,439
2025	12,307
2026	2,893
2027	2,385
2028	2,128
Thereafter	2
Total	$183,154

The aggregate amount of certificate of deposit in denominations of $250,000 or more at December 31, 2023 and 2022 was $50.2 million and $25.6 million, respectively. As of December 31, 2023, the Company had $83.2 million in brokered deposits compared to $10.3 million at December 31, 2022.

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021
Certificates of deposit	$4,310	$412	$476
Money market and checking	10,818	2,318	500
Savings	126	46	47
Total	$15,254	$2,776	$1,023

(12) Federal Home Loan Bank Borrowings

The Bank has a line of credit, renewable annually each September, with the FHLB under which there were $58.0 million of borrowings at December 31, 2023 compared to $8.2 million of borrowings at December 2022. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (5.55% at December 31, 2023). The Company had $20.0 million letters of credit issued through the FHLB at December 31, 2023 compared to none at December 31, 2022 to secure municipal deposits. The Company did not have any term advances from FHLB at December 31, 2023 and 2022.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2023 and 2022, there was a blanket pledge of loans totaling $328.7 million and $139.0 million, respectively. At December 31, 2023 and 2022, the Bank’s total borrowing capacity with the FHLB was approximately $232.3 million and $111.0 million, respectively. At December 31, 2023 and 2022, the Bank’s available borrowing capacity was $153.1 million and $101.8 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit issued to collateralized public fund deposits. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(13) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month CME term SOFR plus a spread adjustment of 0.26% and a margin of 2.85%. The interest rate at December 31, 2023 and 2022 was 8.50% and 7.26%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month CME term SOFR plus a spread adjustment of 0.26% and a margin of 1.34%. The interest rate at December 31, 2023 and 2022 was 6.99% and 6.11%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by Citizens Bank’s former holding company to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month CME term SOFR plus a spread adjustment of 0.26% and a margin of 1.62%. The interest rate at December 31, 2023 and 2022 was 7.24% and 6.35% respectively.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(14) Other Borrowings

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2024, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2023. As of December 31, 2023 and 2022, the Company did not have an outstanding balance on the line of credit.

The Company borrowed $10.0 million from an unrelated financial institution at a fixed rate of 6.15% maturing on September 1, 2027, which requires quarterly principal and interest payments. This borrowing has covenants specific to capital and other financial ratios, which the Company was in compliance with at December 31, 2023. The principal balance was $6.6 million and $9.0 million at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $60.7 million and $65.4 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million at December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were no borrowings through these correspondent bank federal funds agreements.

(15) Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $12.7 million at December 31, 2023, and $29.4 million at December 31, 2022, which were secured by $23.7 million and $38.4 million of the Bank’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

(Dollars in thousands)	Years ended December 31,
	2023	2022
Average daily balance during the year	$18,361	$13,239
Average interest rate during the year	2.72%	1.11%
Maximum month-end balance during the year	$20,083	$33,930
Weighted average interest rate at year-end	2.84%	1.70%

	As of December 31, 2023
	Overnight and	Up to 30		Greater than
	Continuous	days	30-90 days	90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$12,714	$-	$-	$-	$12,714
Total	$12,714	$-	$-	$-	$12,714

	As of December 31, 2022
	Overnight and	Up to 30		Greater than
	Continuous	days	30-90 days	90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$25,973	$-	$-	$-	$25,973
U.S. federal agency obligations	1,236	-	-	-	1,236
Agency mortgage-backed securities	2,193	-	-	-	2,193
Total	$29,402	$-	$-	$-	$29,402

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

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021
Non-interest income:
Service charges on deposits
Overdraft fees	$3,845	$3,747	$2,987
Other	1,080	787	679
Interchange income	3,206	3,098	3,261
Loan servicing fees (1)	1,788	1,819	1,780
Office lease income (1)	509	123	574
Gains on sales of loans (1)	2,269	3,444	10,487
Bank owned life insurance income (1)	913	780	686
(Losses) gains on sales of investment securities (1)	(1,246)	(1,103)	1,138
Gains (losses) on sales of premises and equipment and foreclosed assets	1	114	(4)
Other	865	891	673
Total non-interest income	$13,230	$13,700	$22,261

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the years 2023, 2022 or 2021.

(17) Income Taxes

Income tax expense (benefit) attributable to income from operations consisted of the following:

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021
Current:
Federal	$1,711	$559	$3,039
State	(161)	(317)	967
Total current	1,550	242	4,006
Deferred:
Federal	295	994	662
State	56	238	196
Total deferred	351	1,232	858
Deferred tax valuation allowance	53	(42)	(50)
Income tax expense	$1,954	$1,432	$4,814

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021
Computed “expected” tax expense	$2,980	$2,375	$4,793
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(592)	(633)	(645)
Excess tax expense (benefit) from stock option exercise	2	(4)	(29)
Bank owned life insurance	(208)	(180)	(156)
Reversal of unrecognized tax benefits, net	(517)	(465)	162
State income taxes, net of federal benefit	476	369	718
Investment tax credits	(47)	(23)	(19)
Other, net	(140)	(7)	(10)
	$1,954	$1,432	$4,814

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2023	2022
Deferred tax assets:
Unrealized loss on investment securities available-for-sale	$5,371	$8,132
Loans, including allowance for credit losses	2,949	2,879
State taxes	536	562
Other, net	244	210
Investments	-	184
Net operating loss carry forwards	332	181
Acquisition costs	99	120
Net deferred loan fees	144	78
Valuation allowance on other real estate	75	74
Deferred compensation arrangements	62	62
Total deferred tax assets	9,812	12,482
Less valuation allowance	(234)	(181)
Total deferred tax assets, net of valuation allowance	9,578	12,301

Deferred tax liabilities:
Intangible assets	1,277	1,324
Mortgage servicing rights	681	801
Prepaid expenses	586	554
Premises and equipment, net of depreciation	618	241
Investments	158	-
FHLB stock dividends	59	17
Unrealized gain on investment securities available-for-sale	-	-
Total deferred tax liabilities	3,379	2,937

Net deferred tax asset	$6,199	$9,364

The Company has Kansas corporate and privilege tax net operating loss carry forwards totaling $4.6 million and $3.1 million as of December 31, 2023 and 2022, respectively, which expire between 2024 and 2032. The Company has recorded a valuation allowance against the Kansas net operating loss carry forwards. The Company has federal net operating loss carry forwards totaling $465,000 and $1.3 million as of December 31, 2023 and 2022, respectively, which does not have a valuation allowance recorded against it. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2023.

Retained earnings at December 31, 2023 and 2022 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2023	2022
Unrecognized tax benefits at beginning of year	$2,157	$2,290
Gross increases to current year tax positions	472	390
Gross decreases to prior year’s tax positions	(61)	(61)
Lapse of statute of limitations	(528)	(462)
Unrecognized tax benefits at end of year	$2,040	$2,157

Tax years that remain open and subject to audit include the years 2020 through 2023 for both federal and state tax purposes. The Company recognized $528,000 and $462,000 of previously unrecognized tax benefits during 2023 and 2022, respectively. The gross unrecognized tax benefits of $2.0 million and $2.2 million at December 31, 2023 and December 31, 2022, respectively, would favorably impact the effective tax rate by $1.6 million and $1.7 million, respectively, if recognized. During 2023 and 2022, the Company recorded an income tax benefit of $51,000 and $52,000, respectively associated with interest and penalties. During 2021, the Company recorded $298,000 of income tax expense associated with interest and penalties. As of December 31, 2023 and 2022, the Company had accrued interest and penalties related to the unrecognized tax benefits of $520,000 and $571,000, respectively, which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $975,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(18) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive 100% matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $857,000, $768,000 and $800,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Split Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. The liability totaled $44,000 at December 31, 2023 and $43,000 at December 31, 2022.

Deferred Compensation Agreements. The Company has entered into deferred compensation and other retirement agreements with certain key employees that provide for cash payments to be made after their respective retirements. The obligations under these arrangements have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with certain directors to defer portions of their compensation. The balance of accrued benefits under these arrangements was $798,000 and $663,000 at December 31, 2023 and 2022, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded expense associated with the deferred compensation agreements of $2,000 for the year ended December 31, 2023 and recorded income associated with the deferred compensation agreements of $1,000 for the year ended December 31, 2022 and recorded expense associated with the deferred compensation agreements of $3,000 for the year ended December 31, 2021. The liability balance is also impacted by changes in the value of the underlying assets supporting the agreements for directors who have not retired.

(19) Stock Compensation Plan

The Company has a stock-based employee compensation plan which allows for the issuance of stock options and restricted common stock, the purpose of which is to provide additional incentive to certain officers, directors, and key employees by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards is recognized on a straight line basis over the vesting period, which is typically four years. The stock-based compensation cost related to these awards was $352,000, $295,000 and $323,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognized tax benefits of $84,000, $77,000, and $113,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

On May 20, 2015, our stockholders approved the 2015 Stock Incentive Plan which authorized the issuance of equity awards covering 387,832 shares of common stock, as adjusted for subsequent stock dividends. On August 1, 2021, the Compensation Committee awarded 3,334 shares of restricted common stock, as adjusted for subsequent stock dividends and options to acquire 56,328 shares of common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one year and the value was based on a stock price of $23.97 per share on the date such shares were granted, as adjusted for subsequent stock dividends. The options vest ratably over four years. On August 1, 2022, the Compensation Committee awarded 19,350 shares of restricted common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one or four years and the value was based on a stock price of $23.12 per share on the date such shares were granted, as adjusted for subsequent stock dividends. On August 1, 2023, the Compensation Committee awarded 5,452 shares of restricted common stock, as adjusted for subsequent stock dividends and options to acquire 85,167 shares of common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one year and the value was based on a stock price of $20.16 per share on the date such shares were granted, as adjusted for subsequent stock dividends. The options vest ratably over four years.

The fair value of the options granted were determined using the following weighted-average assumptions as of the grant date:

	Years ended December 31,
	2023	2022	2021
Risk-free interest rate	4.15%	n/a	1.00%
Expected term	7 years	n/a	7 years
Expected stock price volatility	26.31%	n/a	28.51%
Dividend yield	3.97%	n/a	2.88%

A summary of option activity during 2023 is presented below:

(Dollars in thousands, except per share amounts)
	Weighted		Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at January 1, 2023	144,572	$21.87	6.8 years	$502
Granted	81,111	$20.16
Effect of 5% stock dividend	10,888
Forfeited/expired	(5,470)	$22.90
Exercised	(2,693)	$19.29
Outstanding at December 31, 2023	228,408	$20.58	7.2 years	$88
Exercisable at December 31, 2023	114,561	$20.05	5.4 years	$88
Fully vested options at December 31, 2023	114,561	$20.05	5.4 years	$88

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021
Intrinsic value of options exercised (on exercise date)	$4	$3	$141
Cash received from options exercised	52	-	22
Excess tax benefit realized from options exercised	$1	$-	$21

As of December 31, 2023, there was $418,000 of total unrecognized compensation cost related to the 113,847 outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2024	150
2025	125
2026	90
2027	53
Total	$418

The fair value of restricted stock on the vesting date was $187,000, $223,000 and $229,000 during the years ended December 31, 2023, 2022 and 2021 respectively. A summary of nonvested restricted common stock activity during 2023 is presented below:

	Shares	Weighted average grant date price per share
Nonvested restricted common stock at January 1, 2023	26,057	$23.50
Granted	5,192	$21.17
Vested	(8,975)	$22.40
Forfeited	(350)	$17.80
Effect of 5% stock dividend	1,077
Nonvested restricted common stock at December 31, 2023	23,001	$22.40

As of December 31, 2023, there was $326,000 of total unrecognized compensation cost related to the 23,001 outstanding nonvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2024	181
2025	92
2026	53
Total	$326

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

Fair value estimates of the Company’s financial instruments as of December 31, 2023 and 2022, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31, 2023
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$27,101	$27,101	$-	$-	$27,101
Interest-bearing deposits at other banks	4,918	-	4,918	-	4,918
Investment securities available-for-sale	452,769	95,667	357,102	-	452,769
Investment securities held-to-maturity	3,555	-	3,049	-	3,049
Bank stocks, at cost	8,123	n/a	n/a	n/a	n/a
Loans, net	937,619	-	-	920,984	920,984
Loans held for sale	853	-	853	-	853
Mortgage servicing rights	3,158	-	9,498	-	9,498
Accrued interest receivable	7,341	327	2,280	4,734	7,341
Derivative financial instruments	114	-	114	-	114

Financial liabilities:
Non-maturity deposits	$(1,133,097)	$(1,133,097)	$-	$-	$(1,133,097)
Certificates of deposit	(183,154)	-	(181,655)	-	(181,655)
FHLB and other borrowings	(64,662)	-	(65,478)	-	(65,478)
Subordinated debentures	(21,651)	-	(18,906)	-	(18,906)
Repurchase agreements	(12,714)	-	(12,714)	-	(12,714)
Accrued interest payable	(1,979)	-	(1,979)	-	(1,979)
Derivative financial instruments	(14)	-	(14)	-	(14)

(Dollars in thousands)	As of December 31, 2022
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$23,156	$23,156	$-	$-	$23,156
Interest-bearing deposits at other banks	9,084	-	9,084	-	9,084
Investment securities available-for-sale	489,306	123,111	366,195	-	489,306
Investment securities held-to-maturity	3,524	-	3,452	-	3,452
Bank stocks, at cost	5,470	n/a	n/a	n/a	n/a
Loans, net	841,149	-	-	828,726	828,726
Loans held for sale	2,488	-	2,488	-	2,488
Mortgage servicing rights	3,813	-	10,282	-	10,282
Accrued interest receivable	5,879	426	2,150	3,303	5,879
Derivative financial instruments	126	-	126	-	126

Financial liabilities:
Non-maturity deposits	$(1,207,371)	$(1,207,371)	$-	$-	$(1,207,371)
Certificates of deposit	(93,278)	-	(90,760)	-	(90,760)
FHLB and other borrowings	(17,200)	-	(14,981)	-	(14,981)
Subordinated debentures	(21,651)	-	(18,189)	-	(18,189)
Repurchase agreements	(29,402)	-	(29,402)	-	(29,402)
Accrued interest payable	(439)	-	(439)	-	(439)

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2023 or 2022.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2023 and 2022, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2023
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$95,667	$95,667	$-	$-
Municipal obligations, tax exempt	120,623	-	120,623	-
Municipal obligations, taxable	79,083	-	79,083	-
Agency mortgage-backed securities	157,396	-	157,396	-
Loans held for sale	853	-	853	-
Derivative financial instruments	114	-	114	-
Liabilities:
Derivative financial instruments	(14)	-	(14)	-

(Dollars in thousands)		As of December 31, 2022
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$123,111	$123,111	$-	$-
U. S. federal agency obligations	1,988	-	1,988	-
Municipal obligations, tax exempt	127,262	-	127,262	-
Municipal obligations, taxable	67,244	-	67,244	-
Agency mortgage-backed securities	169,701	-	169,701	-
Loans held for sale	2,488	-	2,488	-
Derivative financial instruments	126	-	126	-

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

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered credit-related.

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

The aggregate fair value, contractual balance (including accrued interest), and gain or loss on loans held for sale were as follows:

	As of December 31,
(Dollars in thousands)	2023	2022
Aggregate fair value	$853	$2,488
Contractual balance	848	2,468
Gain	$5	$20

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

	As of December 31,
(Dollars in thousands)	2023	2022	2021
Total change in fair value	$(26)	$(368)	$(836)

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $4.3 million at December 31, 2023 and $4.1 million at December 31, 2022, respectively. The Company’s individually evaluated loans with an allowance for credit losses was $1.7 million and $755,000, with an allocated allowance of $311,000 and $654,000, at December 31, 2023 and December 31, 2022, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements for individually evaluated loans measure at fair value on a non-recurring basis as of December 31, 2023 and 2022.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of December 31, 2023
Individual evaluated loans:
One-to-four family residential real estate	$31	Sales comparison	Adjustment to appraised value	7%
Commercial loans	1,386	Sales comparison	Adjustment to comparable sales	0%-50%
Real estate owned:
One-to-four family residential real estate	266	Sales comparison	Adjustment to appraised value	10%

As of December 31, 2022
Impaired loans:
Commercial loans	$101	Sales comparison	Adjustment to comparable sales	0%-25%
Real estate owned:
One-to-four family residential real estate	272	Sales comparison	Adjustment to appraised value	15%
Commercial real estate	234	Sales comparison	Adjustment to appraised value	15%

(21) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of December 31, 2023, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of December 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2023 and 2022:

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)

As of December 31, 2023
Leverage	$130,625	8.41%	$62,116	4.0%
Common Equity Tier 1 Capital	109,625	10.39%	73,854	7.0%
Tier 1 Capital	130,625	12.38%	89,680	8.5%
Total Risk Based Capital	140,671	13.33%	110,781	10.5%

As of December 31, 2022
Leverage	$122,275	8.14%	$60,100	4.0%
Common Equity Tier 1 Capital	101,275	10.37%	68,352	7.0%
Tier 1 Capital	122,275	12.52%	82,999	8.5%
Total Risk Based Capital	131,236	13.44%	102,528	10.5%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2023 and 2022:

(Dollars in thousands)					To be well-capitalized
			For capital		under regulatory
	Actual		adequacy purposes		guidelines
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2023
Leverage	$134,422	8.68%	$61,951	4.0%	$77,439	5.0%
Common Equity Tier 1 Capital	134,422	12.74%	73,833	7.0%	68,560	6.5%
Tier 1 Capital	134,422	12.74%	89,655	8.5%	84,381	8.0%
Total Risk Based Capital	144,468	13.70%	110,750	10.5%	105,476	10.0%

As of December 31, 2022
Leverage	$128,643	8.59%	$59,933	4.0%	$74,917	5.0%
Common Equity Tier 1 Capital	128,643	13.18%	68,309	7.0%	63,430	6.5%
Tier 1 Capital	128,643	13.18%	82,947	8.5%	78,068	8.0%
Total Risk Based Capital	137,604	14.10%	102,464	10.5%	97,585	10.0%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

(22) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2023	2022
Assets:
Cash and cash equivalents	$286	$166
Interest-bearing deposits at other banks	215	214
Investment in subsidiaries	153,813	140,802
Other	990	959
Total assets	$155,304	$142,141
Liabilities and stockholders’ equity:
Subordinated debentures	$21,651	$21,651
Other borrowings	6,649	9,000
Other	90	57
Stockholders’ equity	126,914	111,433
Total liabilities and stockholders’ equity	$155,304	$142,141

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021
Dividends from Bank	$8,000	$29,350	$4,600
Dividends from nonbank subsidiary	1,000	490	1,000
Interest income	51	26	16
Other non-interest income	8	8	7
Interest expense	(2,113)	(998)	(472)
Other expense, net	(620)	(412)	(532)
Earnings before equity in undistributed earnings	6,326	28,464	4,619
Increase (decrease) in undistributed equity of Bank	5,252	(19,030)	13,599
Increase (decrease) in undistributed equity of nonbank subsidiary	102	155	(272)
Earnings before income taxes	11,680	9,589	17,946
Income tax benefit	(556)	(289)	(65)
Net earnings	12,236	9,878	18,011
Other comprehensive income (loss)	8,510	(28,946)	(5,567)
Total comprehensive income	$20,746	$(19,068)	$12,444

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$12,236	$9,878	$18,011
Decrease (increase) in undistributed equity of subsidiaries	(5,354)	18,875	(13,327)
Other	1	79	130
Net cash provided by operating activities	6,883	28,832	4,814

Cash flows from investing activities:
Net change in interest-bearing deposits at banks	1	-	(2)
Acquisition of Freedom Bancshares, Inc.	-	(33,350)	-
Net cash (used in) provided by investing activities	1	(33,350)	(2)

Cash flows from financing activities:
Proceeds from exercise of stock options	52	-	22
Payment of dividends	(4,390)	(4,198)	(3,818)
Purchase of treasury stock	(75)	(1,239)	-
Issuances of outstanding debt	-	10,065	-
Payment on outstanding debt	(2,351)	(1,065)	-
Net cash (used in) provided by financing activities	(6,764)	3,563	(3,796)
Net increase (decrease) in cash	120	(955)	1,016
Cash at beginning of year	166	1,121	105
Cash at end of year	$286	$166	$1,121

Dividends paid by the Company are provided through dividends from the Bank and dividends from nonbank subsidiaries. At December 31, 2023, the Bank could distribute dividends of up to $12.9 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Our auditors are not required to formally opine on the effectiveness of our internal control over financial reporting, in accordance with Sarbanes-Oxley because the Company is not an accelerated filer or a large accelerated filer. As a result, this annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company incorporates by reference the information called for by Item 10 of this Form 10-K from the sections entitled “Proposal 1 - Election of Directors,” “Delinquent Section 16(a) Reports” and “Corporate Governance and the Board of Directors” of the Company’s Proxy Statement for the annual meeting of stockholders to be held May 22, 2024, which will be filed with the SEC no later than 120 days after December 31, 2023 (the “2024 Proxy Statement”).

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and all of whom serve at the discretion of the Board of Directors, s of the date of this Form 10-K are identified below:

Name	Age	Positions with the Company	Held position since

Michael E. Scheopner	62	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	56	Vice President, Secretary,
		Chief Financial Officer and Treasurer	October 2001

The executive officers of the Bank as of the date of this 10-K are identified below:

Name	Age	Positions with the Bank	Held position since

Michael E. Scheopner	62	President and Chief Executive Officer	May 2013/January 2014

Mark A. Herpich	56	Executive Vice President, Secretary
		and Chief Financial Officer	October 2001

As announced on March 4, 2024, the Company and the Bank appointed Abigail M. Wendel to serve as the President and Chief Executive Officer of the Company and the Bank, effective on March 29, 2024. Ms. Wendel will also join boards of directors of both the Company and the Bank. On March 29, 2024, Mr. Scheopner will retire from those positions and will continue to serve as a non-executive employee of the Company and the Bank until his full retirement on December 31, 2024. Mr. Scheopner will also continue to serve on the boards of directors of the Company and the Bank through the end of their terms.

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Corporate Governance and the Board of Directors,” and “Executive Compensation” of the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information called for by Item 12 of this Form 10-K from the section entitled “Security Ownership of Certain Beneficial Owners” of the 2024 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth the following information relating to the number of shares authorized for issuance under our equity compensation plans as of December 31, 2023:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights;

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders	228,408	(1)	$20.58	(2)	55,849	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	228,408		$20.58		55,849

(1)	Reflects the number of underlying shares of our common stock associated with outstanding options granted under the 2015 Stock Incentive Plan, as adjusted for stock dividends.
(2)	Reflects the weight-average exercise price with respect to the exercise of outstanding options included in column (a).
(3)	Reflects the number of shares of our common stock available for future issuance under the 2015 Stock Incentive Plan, as adjusted for stock dividends.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company incorporates by reference the information called for by Item 13 of this Form 10-K from the sections entitled “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors” and “Certain Relationships and Related Transactions” of the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Proposal 2 - Ratification of Crowe LLP as our Independent Registered Public Accounting Firm” of the 2024 Proxy Statement.

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

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

Consolidated Balance Sheets – December 31, 2023 and 2022

Consolidated Statements of Earnings – Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 15(a)3 and (b). Exhibits

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated June 28, 2022, by and among Landmark Bancorp, Inc., LARK Investment Corporation and Freedom Bancshares, Inc.	Exhibit 2.1 to the registrants report on Form 8-K filed with the SEC on June 28, 2022 (SEC file no. 000-33203)
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the registrant’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the registrant’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	Exhibit 3.3 to the registrant’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466)
4.0	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
4.1	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.1 to the registrant’s report on Form 10-K filed with the SEC on March 12, 2020 (SEC file no. 000-33203)
10.1*	Employment Agreement effective January 1, 2014 between Michael E. Scheopner, the Company and the Bank	Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.2*	Employment Agreement effective November 1, 2013 between Mark A. Herpich, the Company and the Bank	Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.3*	Form of Landmark Bancorp, Inc. Deferred Compensation Agreement	Exhibit 10.11 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)
10.4*	Landmark Bancorp, Inc. 2015 Stock Incentive Plan	Exhibit 10.20 to the registrant’s report on Form 10-K filed with the SEC on March 14, 2016 (SEC file no. 000-33203)
10.5*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.6*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)

10.7*	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.8	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2021, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 12, 2021 (SEC file no. 000-33203)
10.9	Change in Terms Agreement and Promissory Note, dated November 03, 2023, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s Form 10-Q filed with the SEC on November 13, 2023 (SEC file no. 000-33203)
10.10*	Employment Agreement between the Company, the Bank and Abigail M Wendel, dated as of March 1, 2024	Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on March 4, 2024 (SEC file no. 000-33203)
10.11*	Addendum to Employment Agreement by and between the Company, the Bank and Michael E. Scheopner, dated as of March 1, 2024	Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on March 4, 2024 (SEC file no. 000-33203)
13.1	Letter to Stockholders and Corporate Information included in 2023 Annual Report to Stockholders		X
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe LLP		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

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

LANDMARK BANCORP, INC.

(Registrant)

By:	/s/ Michael E. Scheopner	By:	/s/ Mark A. Herpich	March 27, 2024
Michael E. Scheopner		Mark A. Herpich		date
President and Chief Executive Officer		Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE

/s/ Michael E. Scheopner	March 27, 2024	President, Chief Executive Officer and Director (Principal Executive Officer)
Michael E. Scheopner	Date

/s/ Patrick L. Alexander	March 27, 2024	Chairman of the Board, Director
Patrick L. Alexander	Date

/s/ Mark A. Herpich	March 27, 2024	Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)
Mark A. Herpich	Date

/s/ Richard A. Ball	March 27, 2024	Director
Richard A. Ball	Date

/s/ Sarah Hill-Nelson	March 27, 2024	Director
Sarah Hill-Nelson	Date

/s/ Angela S. Hurt	March 27, 2024	Director
Angela S Hurt	Date

/s/ Mark J. Kohlrus	March 27, 2024	Director
Mark J. Kohlrus	Date

/s/ Jim W. Lewis	March 27, 2024	Director
Jim W. Lewis	Date

/s/ Sandra J. Moll	March 27, 2024	Director
Sandra J. Moll	Date

/s/ Wayne R. Sloan	March 27, 2024	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 27, 2024	Director
David H. Snapp	Date

/s/ Angelia K Stanland	March 27, 2024	Director
Angelia K Stanland	Date

