Form 10-Q
period 2024-03-31
LANDMARK BANCORP INC
filed 2024-05-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as May 13, 2024, the issuer had outstanding 5,473,867 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and cash equivalents	$16,468	$27,101
Interest-bearing deposits at other banks	4,920	4,918
Investment securities available-for-sale, at fair value	437,276	452,769
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $91, fair value of $3,104 and $3,049	3,584	3,555
Bank stocks, at cost	7,850	8,123
Loans, net of allowance for credit losses of $10,851 and $10,608	952,611	937,619
Loans held for sale, at fair value	2,697	853
Bank owned life insurance	38,578	38,333
Premises and equipment, net	20,696	19,709
Goodwill	32,377	32,377
Other intangible assets, net	3,071	3,241
Mortgage servicing rights	2,977	3,158
Real estate owned, net	428	928
Accrued interest and other assets	29,684	28,988
Total assets	$1,553,217	$1,561,672

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$364,386	$367,103
Money market and checking	583,315	613,613
Savings	154,000	152,381
Certificates of deposit	191,823	183,154
Total deposits	1,293,524	1,316,251

Federal Home Loan Bank and other borrowings	74,716	64,662
Subordinated debentures	21,651	21,651
Repurchase agreements	15,895	12,714
Accrued interest and other liabilities	20,760	19,480
Total liabilities	1,426,546	1,434,758

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,486,407 and 5,481,407 shares issued at March 31, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	89,364	89,208
Retained earnings	55,912	54,282
Treasury stock, at cost; 12,540 and 3,812 shares at March 31, 2024 and December 31, 2023, respectively	(249)	(75)
Accumulated other comprehensive loss	(18,411)	(16,556)
Total stockholders’ equity	126,671	126,914
Total liabilities and stockholders’ equity	$1,553,217	$1,561,672

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2024	2023
Interest income:
Loans	$14,490	$11,376
Investment securities:
Taxable	2,428	2,317
Tax-exempt	764	786
Interest-bearing deposits at banks	63	98
Total interest income	17,745	14,577
Interest expense:
Deposits	5,457	2,539
Federal Home Loan Bank and other borrowings	1,022	567
Subordinated debentures	412	364
Repurchase agreements	107	160
Total interest expense	6,998	3,630
Net interest income	10,747	10,947
Provision for credit losses	300	49
Net interest income after provision for credit losses	10,447	10,898
Non-interest income:
Fees and service charges	2,461	2,358
Gains on sales of loans, net	512	693
Increase in cash surrender value of bank owned life insurance	245	218
Other	182	226
Total non-interest income	3,400	3,495

Non-interest expense:
Compensation and benefits	5,532	5,542
Occupancy and equipment	1,390	1,369
Data processing	481	589
Amortization of mortgage servicing rights and other intangibles	412	461
Professional fees	647	491
Other	2,089	1,891
Total non-interest expense	10,551	10,343
Earnings before income taxes	3,296	4,050
Income tax expense	518	693
Net earnings	$2,778	$3,357
Earnings per share:
Basic (1)	$0.51	$0.61
Diluted (1)	$0.51	$0.61
Dividends per share (1)	$0.21	$0.20

(1)	Per share amounts for the periods ended March 31, 2023 have been adjusted to give effect to the 5% stock dividend paid during December 2023.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2024	2023

Net earnings	$2,778	$3,357

Net unrealized holding (losses) gains on available-for-sale securities	(2,457)	6,739
Income tax effect on net unrealized holding losses (gains)	602	(1,651)
Other comprehensive (loss) gains	(1,855)	5,088

Total comprehensive income	$923	$8,445

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at December 31, 2022	$52	$84,273	$52,174	$-	$(25,066)	$111,433
Cumulative effect of change in accounting
principle from implementation of ASU 2016-3	-	-	(1,204)	-	-	(1,204)
Balance at January 1, 2023	$52	$84,273	$50,970	$-	$(25,066)	$110,229
Net earnings	-	-	3,357	-	-	3,357
Other comprehensive income	-	-	-	-	5,088	5,088
Dividends paid ($0.20 per share) (1)	-	-	(1,096)	-	-	(1,096)
Stock-based compensation	-	88	-	-	-	88
Exercise of stock options, 2,693 shares	-	52	-	-	-	52
Balance at March 31, 2023	$52	$84,413	$53,231	$-	$(19,978)	$117,718

Balance at January 1, 2024	$55	$89,208	$54,282	$(75)	$(16,556)	$126,914
Net earnings	-	-	2,778	-	-	2,778
Other comprehensive loss	-	-	-	-	(1,855)	(1,855)
Dividends paid ($0.21 per share)	-	-	(1,148)	-	-	(1,148)
Issuance of restricted common stock, 5,000 shares	-	-	-	-	-	-
Stock-based compensation	-	156	-	-	-	156
Purhase of 8,728 shares treasury stock	-	-	-	(174)	-	(174)
Balance at March 31, 2024	$55	$89,364	$55,912	$(249)	$(18,411)	$126,671

(1)	Dividends per share have been adjutsted to give effect to the 5% stock dividend paid during December 2023.

See Notes to Consolidate Finacial Statements

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31
Cash flows from operating activities:	2024	2023
Net earnings	$2,778	$3,357
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	300	49
Amortization of investment security premiums, net	99	102
Accretion of purchase accounting adjustments	(209)	(176)
Amortization of mortgage servicing rights and other intangibles	412	461
Depreciation	320	307
Increase in cash surrender value of bank owned life insurance	(245)	(218)
Stock-based compensation	156	88
Deferred income taxes	37	532
Net loss on sales of premises and equipment and foreclosed assets	9	-
Net gains on sales of loans	(512)	(693)
Proceeds from sales of loans	12,124	19,292
Origination of loans held for sale	(13,517)	(18,053)
Changes in assets and liabilities:
Accrued interest and other assets	(131)	98
Accrued expenses, taxes, and other liabilities	1,230	(1,697)
Net cash provided by operating activities	2,851	3,449
Cash flows from investing activities:
Net increase in loans	(15,062)	(19,767)
Net change in interest-bearing deposits at banks	-	493
Maturities and prepayments of investment securities	15,595	12,367
Purchases of investment securities	(2,660)	(6,589)
Redemption of bank stocks	3,553	2,011
Purchase of bank stocks	(3,280)	(3,417)
Proceeds from sales of premises and equipment and foreclosed assets	491	-
Purchases of premises and equipment, net	(1,307)	(221)
Net cash used in investing activities	(2,670)	(15,123)
Cash flows from financing activities:
Net decrease in deposits	(22,727)	(6,626)
Federal Home Loan Bank advance borrowings	204,398	209,670
Federal Home Loan Bank advance repayments	(194,012)	(180,066)
Proceeds from other borrowings	230	-
Repayments on other borrowings	(562)	(333)
Change in repurchase agreements	3,181	(9,319)
Proceeds from exercise of stock options	-	52
Payment of dividends	(1,148)	(1,096)
Purchase of treasury stock	(174)	-
Net cash (used in) provided by financing activities	(10,814)	12,282
Net (decrease) increase in cash and cash equivalents	(10,633)	608
Cash and cash equivalents at beginning of period	27,101	23,156
Cash and cash equivalents at end of period	$16,468	$23,764

(Continued)

6

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	7,055	3,362
Cash paid for operating leases	39	42

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2024, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three month interim period ended March 31, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Investments

A summary of investment securities available-for-sale and held-to-maturity is as follows:

(Dollars in thousands)	As of March 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$97,535	$-	$(3,852)	$93,683
Municipal obligations, tax exempt	121,586	77	(3,218)	118,445
Municipal obligations, taxable	79,882	129	(4,640)	75,371
Agency mortgage-backed securities	162,658	66	(12,947)	149,777
Total available-for-sale	$461,661	$272	$(24,657)	$437,276

Held-to-maturity:
Other	$3,584	$-	$(480)	$3,104
Total held-to-maturity	$3,584	$-	$(480)	$3,104

	As of December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$99,340	$-	$(3,673)	$95,667
Municipal obligations, tax exempt	122,775	186	(2,338)	120,623
Municipal obligations, taxable	82,926	225	(4,068)	79,083
Agency mortgage-backed securities	169,656	247	(12,507)	157,396
Total available-for-sale	$474,697	$658	$(22,586)	$452,769

Held-to-maturity:
Other	$3,555	$-	$(506)	$3,049
Total held-to-maturity	$3,555	$-	$(506)	$3,049

The amortized cost of the above held-to-maturity investment securities has been further reduced by the allowance for credit losses of $91,000 at March 31, 2024 and December 31, 2023.

The tables above show that some of the securities in the available-for-sale and held-to-maturity investment portfolios had unrealized losses, or were temporarily impaired, as of March 31, 2024 and December 31, 2023. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2024 and December 31, 2023 along with the length of time in a continuous loss position.

		As of March 31, 2024
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale:	securities	value	losses	value	losses	value	losses
U.S. treasury securities	52	$1,959	$(4)	$91,724	$(3,848)	$93,683	$(3,852)
Municipal obligations, tax exempt	267	22,079	(193)	88,067	(3,025)	110,146	(3,218)
Municipal obligations, taxable	115	15,016	(243)	55,090	(4,397)	70,106	(4,640)
Agency mortgage-backed securities	103	10,440	(21)	128,458	(12,926)	138,898	(12,947)
Total for available-for-sale	537	$49,494	$(461)	$363,339	$(24,196)	$412,833	$(24,657)

		As of December 31, 2023
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale:	securities	value	losses	value	losses	value	losses
U.S. treasury securities	47	$1,129	$(7)	$93,833	$(3,666)	$94,962	$(3,673)
Municipal obligations, tax exempt	229	31,468	(337)	64,962	(2,001)	96,430	(2,338)
Municipal obligations, taxable	110	17,278	(151)	52,212	(3,917)	69,490	(4,068)
Agency mortgage-backed securities	100	6,480	(68)	128,512	(12,439)	134,992	(12,507)
Total for available-for-sale	486	56,355	(563)	339,519	(22,023)	395,874	(22,586)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of March 31, 2024 and December 31, 2023.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2024, the Company did not intend to sell and it was more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2024 and December 31, 2023.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of March 31, 2024 and December 31, 2023.

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

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Balance at January 1,	$91	$-
Impact of adopting ASC 326	-	72
Provision for credit losses	-	19
Balance at March 31,	$91	$91

The table below sets forth amortized cost and fair value of investment securities at March 31, 2024. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
Available-for-sale:	cost	fair value
Due in less than one year	$43,396	$42,807
Due after one year but within five years	216,817	204,500
Due after five years but within ten years	155,502	145,894
Due after ten years	45,946	44,075
Total available-for-sale	$461,661	$437,276

Held-to-maturity:
Due after one year but within five years	3,584	3,104
Total held-to-maturity	$3,584	$3,104

The Company did not record any sales of available-for-sale securities during the three months ended March 31, 2024 and 2023.

Securities with carrying values of $375.5 million and $380.4 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at March 31, 2024 and December 31, 2023, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3. Loans and Allowance for Credit Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2024	2023

One-to-four family residential real estate loans	$312,833	$302,544
Construction and land loans	24,823	21,090
Commercial real estate loans	323,397	320,962
Commercial loans	181,945	180,942
Agriculture loans	86,808	89,680
Municipal loans	5,690	4,507
Consumer loans	28,544	28,931
Total gross loans	964,040	948,656
Net deferred loan fees and loans in process	(578)	(429)
Allowance for credit losses	(10,851)	(10,608)
Loans, net	$952,611	$937,619

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology:

	Three months ended March 31, 2024
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2024	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608
Charge-offs	-	-	-	(70)	-	-	(71)	(141)
Recoveries	-	80	-	11	-	7	36	134
Provision for credit losses	51	(56)	12	224	(46)	28	37	250
Balance at March 31, 2024	$2,086	$174	$4,530	$2,651	$1,144	$50	$216	$10,851

	Three months ended March 31, 2023
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2023	$655	$117	$3,158	$2,753	$1,966	$5	$137	$8,791
Impact of adopting ASC 326	1,022	49	1,063	145	(824)	11	57	1,523
Charge-offs	-	-	-	(17)	-	-	(91)	(108)
Recoveries	-	-	-	9	16	-	36	61
Provision for credit losses	80	4	217	(276)	(99)	1	73	-
Balance at March 31, 2023	$1,757	$170	$4,438	$2,614	$1,059	$17	$212	$10,267

The Company recorded net loan charge-offs of $7,000 during the first quarter of 2024 compared to net loan charge-offs of $47,000 during the first quarter of 2023.

The following table presents information on non-accrual and loans past due over 89 days and still accruing:

(Dollars in thousands)	As of March 31, 2024
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$137	$-	$-
Commercial real estate loans	521	-	-
Commercial loans	356	1,851	-
Agriculture loans	731	-	-
Consumer loans	24	1	-
Total loans	$1,769	$1,852	$-

(Dollars in thousands)	As of December 31, 2023
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$161	$31	$-
Commercial loans	363	1,517	-
Agriculture loans	295	-	-
Consumer loans	24	-	-
Total loans	$843	$1,548	$-

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following table presents information on the amortized cost basis and collateral type of collateral-dependent loans:

(Dollars in thousands)	As of March 31, 2024
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$137	First mortgage on residential real estate
Construction and land loans	191	First mortgage on residential or commercial real estate
Commercial real estate loans	1,718	First mortgage on commercial real estate
Commercial loans	2,371	Accounts receivable, equipment and real estate
Agriculture loans	980	Crops, livestock, machinery and real estate
Consumer loans	25	Personal property or second mortgages on real estate
Total loans	$5,422

(Dollars in thousands)	As of December 31, 2023
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$192	First mortgage on residential real estate
Construction and land loans	192	First mortgage on residential or commercial real estate
Commercial real estate loans	1,205	First mortgage on commercial real estate
Commercial loans	2,054	Accounts receivable, equipment and real estate
Agriculture loans	682	Crops, livestock, machinery and real estate
Consumer loans	24	Personal property or second mortgages on real estate
Total loans	$4,349

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at March 31, 2024 or December 31, 2023.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)	As of March 31, 2024
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$119	$473	$-	$592	$137	$729	$312,104
Construction and land loans	-	494	-	494	-	494	24,329
Commercial real estate loans	591	64	-	655	521	1,176	322,221
Commercial loans	424	87	-	511	2,207	2,718	179,227
Agriculture loans	116	1,502	-	1,618	731	2,349	84,459
Municipal loans	-	-	-	-	-	-	5,690
Consumer loans	182	12	-	194	25	219	28,325
Total	$1,432	$2,632	$-	$4,064	$3,621	$7,685	$956,355

Percent of gross loans	0.15%	0.27%	0.00%	0.42%	0.38%	0.80%	99.20%

(Dollars in thousands)	As of December 31, 2023
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$85	$247	$-	$332	$192	$524	$302,020
Construction and land loans	-	-	-	-	-	-	21,090
Commercial real estate loans	153	-	-	153	-	153	320,809
Commercial loans	399	332	-	731	1,880	2,611	178,331
Agriculture loans	256	-	-	256	295	551	89,129
Municipal loans	-	-	-	-	-	-	4,507
Consumer loans	110	-	-	110	24	134	28,797
Total	$1,003	$579	$-	$1,582	$2,391	$3,973	$944,683

Percent of gross loans	0.11%	0.06%	0.00%	0.17%	0.25%	0.42%	99.58%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2024 and 2023 would have increased interest income by $72,000 and $26,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2024 and 2023.

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

The following table presents information on the Company’s risk category of loans by type and year of origination:

(Dollars in thousands)	As of March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$17,207	$92,683	$83,224	$41,722	$30,926	$40,712	$6,069	$153	$312,696
Classified	-	-	-	-	-	137	-	-	137
Total	$17,207	$92,683	$83,224	$41,722	$30,926	$40,849	$6,069	$153	$312,833
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$7,239	$8,417	$3,218	$1,766	$2,642	$1,441	$100	$-	$24,823
Classified	-	-	-	-	-	-	-	-	-
Total	$7,239	$8,417	$3,218	$1,766	$2,642	$1,441	$100	$-	$24,823
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$13,198	$43,201	$73,446	$58,079	$49,861	$80,450	$2,944	$66	321,245
Classified	-	-	-	476	19	1,657	-	-	2,152
Total	$13,198	$43,201	$73,446	$58,555	$49,880	$82,107	$2,944	$66	$323,397
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$6,440	$38,205	$29,380	$12,908	$14,426	$5,729	$63,586	$170	$170,844
Classified	2,087	2,614	1,972	222	503	50	2,129	1,524	11,101
Total	$8,527	$40,819	$31,352	$13,130	$14,929	$5,779	$65,715	$1,694	$181,945
Gross charge-offs	$-	$-	$3	$67	$-	$-	$-	$-	$70
Agriculture loans
Nonclassified	$2,797	$6,454	$10,716	$4,605	$3,861	$15,525	$41,940	$179	$86,077
Classified	-	-	120	13	17	390	161	30	731
Total	$2,797	$6,454	$10,836	$4,618	$3,878	$15,915	$42,101	$209	$86,808
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$-	$3,956	$116	$-	$-	$1,618	$-	$-	$5,690
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$3,956	$116	$-	$-	$1,618	$-	$-	$5,690
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$1,889	$3,991	$965	$1,268	$1,000	$3,651	$15,735	$20	$28,519
Classified	-	-	-	-	-	-	25	-	25
Total	$1,889	$3,991	$965	$1,268	$1,000	$3,651	$15,760	$20	$28,544
Gross charge-offs	$71	$-	$-	$-	$-	$-	$-	$-	$71
Total loans
Nonclassified	$48,770	$196,907	$201,065	$120,348	$102,716	$149,126	$130,374	$588	$949,894
Classified	2,087	2,614	2,092	711	539	2,234	2,315	1,554	14,146
Total	$50,857	$199,521	$203,157	$121,059	$103,255	$151,360	$132,689	$2,142	$964,040
Gross charge-offs for the three month ending 3-31-2024	$71	$-	$3	$67	$-	$-	$-	$-	$141

(Dollars in thousands)	As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$95,290	$84,718	$42,533	$32,081	$12,776	$29,694	$5,097	$163	$302,352
Classified	$-	$-	$-	$-	$-	$192	$-	$-	192
Total	$95,290	$84,718	$42,533	$32,081	$12,776	$29,886	$5,097	$163	$302,544
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,283	$5,267	$5,367	$2,665	$916	$492	$100	$-	$21,090
Classified	$-	$-	$-	$-	$-	$-	$-	$-	-
Total	$6,283	$5,267	$5,367	$2,665	$916	$492	$100	$-	$21,090
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$41,644	$77,427	$58,327	$50,744	$30,551	$57,502	$3,017	$92	$319,304
Classified	$-	$-	$481	$22	$180	$975	$-	$-	1,658
Total	$41,644	$77,427	$58,808	$50,766	$30,731	$58,477	$3,017	$92	$320,962
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$38,818	$32,764	$16,747	$15,511	$2,514	$4,386	$61,046	$4,121	$175,907
Classified	$226	$2,000	$158	$460	$57	$-	$1,952	$182	5,035
Total	$39,044	$34,764	$16,905	$15,971	$2,571	$4,386	$62,998	$4,303	$180,942
Gross charge-offs	$-	$28	$407	$44	$-	$-	$-	$-	$479
Agriculture loans
Nonclassified	$7,862	$11,718	$4,864	$4,092	$3,902	$12,114	$44,352	$214	$89,118
Classified	$-	$16	$171	$-	$131	$113	$131	$-	562
Total	$7,862	$11,734	$5,035	$4,092	$4,033	$12,227	$44,483	$214	$89,680
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$2,774	$128	$-	$-	$-	$1,605	$-	$-	$4,507
Classified	-	-	-	-	-	-	-	-	-
Total	$2,774	$128	$-	$-	$-	$1,605	$-	$-	$4,507
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$4,705	$1,332	$1,340	$1,380	$1	$4,906	$15,221	$21	$28,906
Classified	$-	$-	$-	$-	$-	$-	$25	$-	25
Total	$4,705	$1,332	$1,340	$1,380	$1	$4,906	$15,246	$21	$28,931
Gross charge-offs	$-	$-	$3	$-	$-	$-	$368	$-	$371
Total loans
Nonclassified	$197,376	$213,354	$129,178	$106,473	$50,660	$110,699	$128,833	$4,611	$941,184
Classified	226	2,016	810	482	368	1,280	2,108	182	7,472
Total	$197,602	$215,370	$129,988	$106,955	$51,028	$111,979	$130,941	$4,793	$948,656
Gross charge-offs for the year ending December 31,2023	$-	$28	$410	$44	$-	$-	$368	$-	$850

The following table provides information on the Company’s allowance for credit losses related to unfunded loan commitments.

	Three months ended
(dollars in thousands)	March 31
	2024	2023
Balance at January 1	$250	170
Provision for credit losses	50	30
Balance at March 31	$300	$200

The following table presents the amortized cost basis of loans at March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 by class, type of modification and includes the financial effect of the modification.

(Dollars in thousands)	As of March 31, 2024
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$137	0.1%	90 day payment deferral

(Dollars in thousands)	As of December 31, 2023
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$141	0.1%	90 day payment deferral

As of March 31, 2024, all loans experiencing both financial difficulty and modified during the three months ended March 31, 2024 were current under the terms of the agreements. There were no commitments to lend additional funds to the borrowers and there were no charge-offs recorded against the loans. The Company had an allowance for credit losses of $1,000 recorded against these loans as of March 31, 2024 and December 31, 2023. The Company did not have any loan modifications that had a payment default during the three months ended March 31, 2024.

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2023 concluded that its goodwill was not impaired. Based on that test and current conditions, as of March 31, 2024, the Company concluded it was more likely than not that its goodwill was not impaired.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization was as follows:

(Dollars in thousands)	As of March 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(1,099)	$3,071

(Dollars in thousands)	As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(929)	$3,241

The following sets forth estimated amortization expense for core deposit and intangible assets for the remainder of 2024 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2024	$493
2025	588
2026	512
2027	436
2028	360
2029	284
Thereafter	398
Total	$3,071

5. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	March 31,	December 31,
	2024	2023
FHLMC	$650,910	$659,488
FHLB	29,103	28,621
Total	$680,013	$688,109

Custodial escrow balances maintained in connection with serviced loans were $9.4 million and $5.0 million at March 31, 2024 and December 31, 2023, respectively. Custodial escrow balances are included in the deposit balances on the balance sheet. Gross service fee income related to such loans was $436,000 and $453,000 for the three months ended March 31, 2024 and 2023, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights was as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2024	2023
Mortgage servicing rights:
Balance at beginning of period	$3,158	$3,813
Additions	61	103
Amortization	(242)	(264)
Balance at end of period	$2,977	$3,652

The fair value of mortgage servicing rights was $9.7 million and $9.5 million at March 31, 2024 and December 31, 2023, respectively. Fair value at March 31, 2024 was determined using discount rate of 10.0%; prepayment speeds ranging from 6.00% to 24.22%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.71%. Fair value at December 31, 2023 was determined using discount rates at 10.0%; prepayment speeds ranging from 6.00% to 26.87%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.65%.

The Company had a mortgage repurchase reserve of $157,000 at March 31, 2024 and $159,000 at December 31, 2023, which represents the Company’s best estimate of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged a $2,000 loss against the reserve during the three months ended March 31, 2024. The Company charged a $15,000 loss against the reserve during the first three months ending March 31, 2023. As of March 31, 2024, the Company had no outstanding mortgage repurchase requests.

6. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share include the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three months ended March 31, 2024 and 2023, excluded 167,440 and 51,178, respectively, of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid May 29, 2024, to common stockholders of record as of the close of business on May 15, 2024. The shares used in the calculation of basic and diluted earnings per share are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2024	2023
Net earnings	$2,778	$3,357

Weighted average common shares outstanding - basic (1)	5,469,954	5,473,781
Assumed exercise of stock options (1)	4,898	7,941
Weighted average common shares outstanding - diluted (1)	5,474,852	5,481,722
Earnings per share (1):
Basic	$0.51	$0.61
Diluted	$0.51	$0.61

(1)	Share and per share values for the periods ended March 31, 2023 have been adjusted to give effect to the 5% stock dividend paid during December 2023.

7. Federal Home Loan Bank Borrowings and Other Borrowings

The Bank has a line of credit, renewable annually each September, with the Federal Home Loan Bank (“FHLB’) under which there were $68.4 million of borrowings at March 31, 2024 and $58.0 million at December 31, 2023. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (5.53% at March 31, 2024). The Company had no letters of credit issued through the FHLB at March 31, 2024 compared to $20.0 million letters of credit December 31, 2023 to secure municipal deposits. The Company did not have any term advances from FHLB at March 31, 2024 or December 31, 2023.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At March 31, 2024 and December 31, 2023, there was a blanket pledge of loans and securities totaling $334.8 million and $328.7 million, respectively. At March 31, 2024 and December 31, 2023, the Bank’s total borrowing capacity with the FHLB was approximately $235.0 million and $232.3 million, respectively. At March 31, 2024 and December 31, 2023, the Bank’s available borrowing capacity was $165.3 million and $153.1 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

At March 31, 2024, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity with the Federal Reserve was $56.9 million.

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2024, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, the Company borrowed $10.0 million from an unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $6.3 million and $6.6 million at March 31, 2024 and December 31, 2023, respectively.

8. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $15.9 million at March 31, 2024 and $12.7 million at December 31, 2023, which were secured by $23.7 million and $23.7 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

	As of March 31, 2024
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$15,895	$-	$-	$-	$15,895
Total	$15,895	$-	$-	$-	$15,895

	As of December 31, 2023
(dollars in thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$12,714	$-	$-	$-	$12,714
Total	$12,714	$-	$-	$-	$12,714

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

	Three months
(Dollars in thousands)	March 31
	2024	2023
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$961	$875
Other	276	232
Interchange income	684	737
Loan servicing fees (1)	436	453
Office lease income (1)	64	70
Gains on sales of loans (1)	512	693
Bank owned life insurance income (1)	245	218
Losses on sales of real estate owned	(9)	-
Other	231	217
Total non-interest income	$3,400	$3,495

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first three months of 2024 or 2023.

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

Fair value estimates of the Company’s financial instruments as of March 31, 2024 and December 31, 2023, including methods and assumptions utilized, are set forth below:

	As of March 31, 2024
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$16,468	$16,468	$-	$-	$16,468
Interest-bearing deposits at other banks	4,920	-	4,920	-	4,920
Investment securities available-for-sale	437,276	93,683	343,593	-	437,276
Investment securities held-to-maturity	3,584	-	3,104	-	3,104
Bank stocks, at cost	7,850	n/a	n/a	n/a	n/a
Loans, net	952,611	-	-	929,340	929,340
Loans held for sale	2,697	-	2,697	-	2,697
Mortgage servicing rights	2,977	-	9,713	-	9,713
Accrued interest receivable	7,478	312	1,980	5,186	7,478
Derivative financial instruments	256	-	256	-	256

Financial liabilities:
Non-maturity deposits	$(1,101,701)	$(1,101,701)	$-	$-	$(1,101,701)
Certificates of deposit	(191,823)	-	(190,342)	-	(190,342)
FHLB and other borrowings	(74,716)	-	(74,492)	-	(74,492)
Subordinated debentures	(21,651)	-	(18,399)	-	(18,399)
Repurchase agreements	(15,895)	-	(15,895)	-	(15,895)
Accrued interest payable	(1,922)	-	(1,922)	-	(1,922)
Derivative financial instruments	(11)	-	(11)	-	(11)

	As of December 31, 2023
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$27,101	$27,101	$-	$-	$27,101
Interest-bearing deposits at other banks	4,918	-	4,918	-	4,918
Investment securities available-for-sale	452,769	95,667	357,102	-	452,769
Investment securities held-to-maturity	3,555	-	3,049	-	3,049
Bank stocks, at cost	8,123	n/a	n/a	n/a	n/a
Loans, net	937,619	-	-	920,984	920,984
Loans held for sale	853	-	853	-	853
Mortgage servicing rights	3,158	-	9,498	-	9,498
Accrued interest receivable	7,341	327	2,280	4,734	7,341
Derivative financial instruments	114	-	114	-	114

Financial liabilities:
Non-maturity deposits	$(1,133,097)	$(1,133,097)	$-	$-	$(1,133,097)
Certificates of deposit	(183,154)	-	(183,154)	-	(183,154)
FHLB and other borrowings	(64,662)	-	(65,478)	-	(65,478)
Subordinated debentures	(21,651)	-	(18,906)	-	(18,906)
Repurchase agreements	(12,714)	-	(12,714)	-	(12,714)
Accrued interest payable	(1,979)	-	(1,979)	-	(1,979)
Derivative financial instruments	(14)	-	(14)	-	(14)

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2024 or during the year ended December 31, 2023.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2024
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$93,683	$93,683	$-	$-
Municipal obligations, tax exempt	118,445	-	118,445	-
Municipal obligations, taxable	75,371	-	75,371	-
Agency mortgage-backed securities	149,777	-	149,777	-
Loans held for sale	2,697	-	2,697	-
Derivative financial instruments	256	-	256	-
Liability:
Derivative financial instruments	(11)	-	(11)	-

		As of December 31, 2023
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$95,667	$95,667	$-	$-
Municipal obligations, tax exempt	120,623	-	120,623	-
Municipal obligations, taxable	79,083	-	79,083	-
Agency mortgage-backed securities	157,396	-	157,396	-
Loans held for sale	853	-	853	-
Derivative financial instruments	114	-	114	-
Liability:
Derivative financial instruments	(14)	-	(14)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gains on loans held for sale were as follows:

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2024	2023
Aggregate fair value	$2,697	$853
Contractual balance	2,669	848
Gain	$28	$5

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

	Three months ended
	March 31,
(Dollars in thousands)	2024	2023
Total change in fair value	$145	$111

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional allowance and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $5.4 million at March 31, 2024 and $4.3 million at December 31, 2023, respectively. The Company’s individually evaluated loans with an allowance for credit losses was $1.9 million and $1.7 million, with an allocated allowance of $513,000 and $311,000, at March 31, 2024 and December 31, 2023, respectively.

Real estate owned includes assets acquired through, or in lieu of, foreclosure and land previously acquired for expansion. Real estate owned is initially recorded at the fair value of the collateral less estimated selling costs. Subsequent valuations are updated periodically and are based upon independent appraisals, third party price opinions or internal pricing models. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Real estate owned is reviewed and evaluated at least annually for additional allowance and adjusted accordingly, based on the same factors identified above.

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2024
Individual evaluated loans:
Commercial	$1,468	Sales comparison	Adjustment to comparable value	0%-50%
Agriculture	56	Sales comparison	Adjustment to appraised value	20%-50%
Real estate held-for-sale:
Commercial real estate	4,195	Sales comparison	Adjustment to comparable value	15%

As of December 31, 2023
Individual evaluated loans:
One-to-four family residential real estate	$31	Sales comparison	Adjustment to appraised value	7%
Commercial	1,386	Sales comparison	Adjustment to comparable value	0%-50%
Real estate owned:
One-to-four family residential real estate	266	Sales comparison	Adjustment to appraised value	10%

11. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements at March 31, 2024 and December 31, 2023.

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of March 31, 2024
Leverage	$132,131	8.58%	$61,593	4.0%
Common Equity Tier 1 Capital	111,131	10.47%	74,288	7.0%
Tier 1 Capital	132,131	12.45%	90,207	8.5%
Total Risk Based Capital	142,771	13.45%	111,432	10.5%

As of December 31, 2023
Leverage	$130,625	8.14%	$62,116	4.0%
Common Equity Tier 1 Capital	109,625	10.39%	73,854	7.0%
Tier 1 Capital	130,625	12.38%	89,680	8.5%
Total Risk Based Capital	140,671	13.33%	110,781	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements at March 31, 2024 and December 31, 2023:

(Dollars in thousands)			For capital		To be well-capitalized under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of March 31, 2024
Leverage	$135,255	8.81%	$61,421	4.0%	$76,776	5.0%
Common Equity Tier 1 Capital	135,225	12.75%	74,252	7.0%	68,948	6.5%
Tier 1 Capital	135,225	12.75%	90,163	8.5%	84,859	8.0%
Total Risk Based Capital	145,865	13.75%	111,377	10.5%	106,074	10.0%

As of December 31, 2023
Leverage	$134,422	8.68%	$61,951	4.0%	$77,439	5.0%
Common Equity Tier 1 Capital	134,422	12.74%	73,833	7.0%	68,560	6.5%
Tier 1 Capital	134,422	12.74%	89,655	8.5%	84,381	8.0%
Total Risk Based Capital	144,468	13.70%	110,750	10.5%	105,476	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and thirty additional branch offices in central, eastern, southeast and southwest Kansas, one loan production office in Kansas City, Missouri and our ownership of Landmark Risk Management, Inc. On October 1, 2022, the Company completed its acquisition of Freedom Bancshares, Inc., the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operated out of a single location in Overland Park, Kansas.

In April 2024, we declared our 91st consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, our future dividend practice is dependent upon the performance of the economy and the Company’s overall performance. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at March 31, 2024.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for credit losses and the accounting for business combinations, each of which involve significant judgment by our management. There have been no material changes to the critical accounting policies included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 27, 2024.

Summary of Results. During the first quarter of 2024, we recorded net earnings of $2.8 million, which was a decrease of $579,000, or 17.3%, from the $3.4 million of net earnings in the first quarter of 2023. The decrease in net earnings during 2024 was primarily related to an increase in interest expense as the cost of our interest-bearing liabilities increased faster than the yield on our interest-earning assets. Increases in short-term interest rates and an inverted yield curve have reduced our net interest margin.

The following table summarizes earnings and key performance measures for the periods presented:

	As of or for the
(Dollars in thousands, except per share amounts)	three months ended March 31,
	2024	2023
Net earnings:
Net earnings	$2,778	$3,357
Basic earnings per share (1)	$0.51	$0.61
Diluted earnings per share (1)	$0.51	$0.61
Earnings ratios:
Return on average assets (2)	0.72%	0.90%
Return on average equity (2)	8.88%	12.04%
Equity to total assets	8.16%	7.74%
Net interest margin (2) (3)	3.12%	3.31%
Dividend payout ratio	41.18%	32.81%

(1)	Per share values for the periods ended March 31, 2023 have been adjusted to give effect to the 5% dividend paid during December 2023.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $17.7 million for the quarter ended March 31, 2024 increased $3.2 million, or 21.7%, as compared to the same period of 2023. Interest income on loans increased $3.1 million, or 27.4%, to $14.5 million for the quarter ended March 31, 2024, compared to the same period of 2023 due to higher yields and average balances. Our yields increased from 5.43% in the first quarter of 2023 to 6.16% in the first quarter of 2024. The increase in interest income on loans was also driven by an increase in average loan balances which increased from $850.3 million in the first quarter of 2023 to $945.7 million in the first quarter of 2024. Interest income on investment securities increased $89,000, or 2.9%, to $3.2 million for the first quarter of 2024, as compared to $3.1 million in the same period of 2023. The increase in interest income on investment securities was the result of increased yields on investment securities, which increased from 2.68% in the first quarter of 2023 to 2.96% in the first quarter of 2024.

Interest Expense. Interest expense during the quarter ended March 31, 2024 increased $3.4 million, to $7.0 million, as compared to the same period of 2023. Interest expense on interest-bearing deposits increased $2.9 million, to $5.5 million for the quarter ended March 31, 2024 as compared to the same period of 2023. Our total cost of interest-bearing deposits increased from 1.18% in the first quarter of 2023 to 2.35% in the first quarter of 2024 as a result of a higher interest rate environment and increased competition for deposits. Also contributing to higher interest expense was an increase in average interest-bearing deposit balances, which increased from $872.9 million in the first quarter of 2023 to $935.4 million in the first quarter of 2024. For the first quarter of 2024, interest expense on borrowings increased $450,000, to $1.5 million as compared to the same period of 2023 due to an increase in our average borrowings which increased from $94.4 million in the first quarter of 2023 to $108.6 million in the same period of 2024. Also contributing to the increase in interest expense on borrowings were higher rates, which increased from 4.63% in the first quarter of 2023 to 5.69% in the same period of 2024.

Net Interest Income. Net interest income decreased $200,000, or 1.8%, to $10.7 million for the first quarter of 2024 compared to the same period of 2023. The decrease in net interest income was primarily a result of an increase in interest expense on deposits and borrowings which was partially offset by higher interest income on loans and investments. The accretion of purchase accounting adjustments increased net interest income by $209,000 in the first quarter of 2024 compared to an increase of $176,000 in the first quarter of 2023 and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, the increase in interest rates raised the yields on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest margin, on a tax-equivalent basis, decreased from 3.31% in the first quarter of 2023 to 3.12% in the same period of 2024. Continued increases in interest rates may not result in a higher net interest margin as a result of increased competition for loans and deposits.

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

	Three months ended			Three months ended
	March 31, 2024			March 31, 2023
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$7,514	$63	3.37%	$14,651	$98	2.71%
Investment securities (1)	456,933	3,366	2.96%	499,538	3,295	2.68%
Loans receivable, net (2)	945,737	14,494	6.16%	850,331	11,381	5.43%
Total interest-earning assets	1,410,184	17,923	5.11%	1,364,520	14,774	4.39%
Non-interest-earning assets	145,478			146,557
Total	$1,555,662			$1,511,077

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$595,444	$3,453	2.33%	$600,108	$2,107	1.42%
Savings accounts	152,344	43	0.11%	169,598	36	0.09%
Certificates of deposit	187,629	1,961	4.20%	103,194	396	1.56%
Total interest-bearing deposits	935,417	5,457	2.35%	872,900	2,539	1.18%

FHLB advances and other borrowings	72,618	1,022	5.66%	45,217	567	5.09%
Subordinated debentures	21,651	412	7.65%	21,651	364	6.82%
Repurchase agreements	14,371	107	2.99%	27,548	160	2.36%
Total borrowings	108,640	1,541	5.69%	94,416	1,091	4.63%

Total interest-bearing liabilities	1,044,057	6,998	2.70%	967,316	3,630	1.52%
Non-interest-bearing liabilities	385,759			430,646
Stockholders’ equity	125,846			113,115
Total	$1,555,662			$1,511,077

Interest rate spread (3)			2.41%			2.87%
Net interest margin (4)		$10,925	3.12%		$11,144	3.31%
Tax-equivalent interest - imputed		178			197
Net interest income		$10,747			$10,947

Ratio of average interest-earning assets to average interest-bearing liabilities			135.1%			141.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2024 vs 2023
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(70)	$35	$(35)
Investment securities	(314)	385	71
Loans	1,416	1,697	3,113
Total	1,032	2,117	3,149
Interest expense:
Deposits	197	2,721	2,918
FHLB advances and other borrowings	384	71	455
Subordinated debentures and other borrowings	-	48	48
Repurchase agreements	(120)	67	(53)
Total	461	2,907	3,368
Net interest income	$571	$(790)	$(219)

Provision for Credit Losses. During the first quarter of 2024, we recorded a $300,000 provision for credit losses as compared to a $49,000 provision for credit losses recorded in the same period of 2023. The increase was the result of an increase in our overall loan portfolio over the quarter. The provision for credit losses in the first quarter of 2024 consisted of $250,000 to allowance for credit losses on loans and $50,000 to the allowance for unfunded loan commitments. The provision for credit losses in the first quarter of 2023 consisted of $30,000 to the allowance for unfunded loan commitments and $19,000 to the allowance for credit losses on held-to-maturity investment securities. We recorded net loan charge-offs of $7,000 during the first quarter of 2024 compared to net loan charge-offs of $47,000 during the first quarter of 2023.

For further discussion of the allowance for credit losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.4 million in the first quarter of 2024, a decrease of $95,000, or 2.7%, from the same period in 2023. The decrease in non-interest income during the first quarter of 2024 compared to the same period last year was primarily due to the decrease in gains on sales of one-to-four family residential real estate loans as higher interest rates and low housing inventories reduced originations of these loans, which are typically sold in the secondary market. However, higher mortgage rates did result in increased originations of adjustable-rate loans this quarter which are maintained in our one-to-four family residential loan portfolio.

Non-interest Expense. Non-interest expense totaled $10.6 million for the first quarter of 2024, an increase of $208,000, or 2.0%, over the same quarter of 2023. The increase in non-interest expense in the first quarter of 2024 compared to the same period last year was mainly due to an increase in other non-interest expense associated with a valuation allowance recorded against real estate held for sale and an increase in operating losses. Also contributing to the increase in non-interest expense was an increase in professional fees associated with increased legal costs associated with revisions to our benefit plans. Partially offsetting the increase in non-interest expense was a decrease in data processing due to the Freedom core conversion occurring at the end of the first quarter of 2023.

Income Tax Expense. During the first quarter of 2024, we recorded income tax expense of $518,000, compared to $693,000 during the same period of 2023. Our effective tax rate decreased from 17.1% in the first quarter of 2023 to 15.7% in the first quarter of 2024. The decrease in the effective tax rate was primarily related to lower earnings before income taxes.

Financial Condition. Economic conditions in the United States remained sluggish during the first three months of 2024 as elevated inflation levels and higher interest rates continued to impact the economy. The increase in interest rates has impacted financial institutions resulting in higher costs of funding and lower fair values for investment securities. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a majority of our deposits being retail-based and FDIC insured. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates were also impacted by economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses included estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, commercial real estate, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets decreased $8.5 million, or 0.5%, from December 31, 2023 to $1.6 billion at March 31, 2024.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At March 31, 2024, our allowance for credit losses on loans totaled $10.9 million, or 1.13% of gross loans outstanding, compared to $10.6 million, or 1.12% of gross loans outstanding, at December 31, 2023. The increase in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to growth in loan balances during the first quarter of 2024.

As of March 31, 2024 and December 31, 2023, approximately $14.1 million and $7.5 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the ACL was sufficient to cover expected losses related to such loans at March 31, 2024 and December 31, 2023, respectively.

Loans past due 30-89 days and still accruing interest totaled $4.1 million, or 0.42% of gross loans, at March 31, 2024, compared to $1.6 million, or 0.17% of gross loans, at December 31, 2023. At March 31, 2024, $3.6 million in loans were on non-accrual status, or 0.38% of gross loans, compared to $2.4 million, or 0.25% of gross loans, at December 31, 2023. Non-accrual loans consist of loans 90 or more days past due and certain individually evaluated loans. There were no loans 90 days delinquent and accruing interest at March 31, 2024 or December 31, 2023.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial real estate and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At March 31, 2024 we had $428,000 of real estate owned compared to $928,000 of real estate owned at December 31, 2023,. As of March 31, 2024, real estate owned primarily consisted undeveloped land and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an decrease of $22.7 million, or 1.7% in total deposits during the first three months of 2024, to $1.3 billion at March 31, 2024. The decrease in deposits was primarily due to a seasonal decrease in our deposit accounts due to public funds.

Non-interest-bearing deposits at March 31, 2024, were $364.4 million, or 28.2% of deposits, compared to $367.1 million, or 27.9% of deposits, at December 31, 2023. Money market and checking deposit accounts were 45.1% of our deposit portfolio and totaled $583.3 million at March 31, 2024, compared to $613.6 million, or 46.6% of deposits, at December 31, 2023. Savings accounts increased to $154.0 million, or 11.9% of deposits, at March 31, 2024, from $152.4 million, or 11.6% of deposits, at December 31, 2023. Certificates of deposit totaled $191.8 million, or 14.8% of deposits, at March 31, 2024, compared to $183.2 million, or 13.9% of deposits, at December 31, 2023. The increase in certificates of deposit was primarily related to higher brokered certificates of deposits, which increased from $42.8 million at December 31, 2023 to $45.1 million at March 31, 2024.

Total deposits include estimated uninsured deposits of $406.9 million and $430.0 million as of March 31, 2024 and December 31, 2023, respectively. This represents approximately 31.5% of our total deposits at March 31, 2024 and compares favorably with other similar community banking organizations. Over 92% of the Company’s total deposits were considered core deposits at March 31, 2024. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

Certificates of deposit at March 31, 2024, scheduled to mature in one year or less totaled $164.5 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $13.2 million to $112.3 million at March 31, 2024, from $99.0 million at December 31, 2023. The increase in total borrowings was due to an increase in FHLB borrowings. The increase in FHLB borrowings was to fund loan growth and to offset the decline in non-brokered deposits.

Cash Flows. During the three months ended March 31, 2024, our cash and cash equivalents decreased by $10.6 million. Our operating activities provided net cash of $2.9 million during the first three months of 2024 primarily as a result of net earnings. Our investing activities used net cash of $2.7 million during the first three months of 2024, primarily due to loan growth. Financing activities used net cash of $10.8 million during the first three months of 2024, primarily as a result of a decrease in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $458.7 million at March 31, 2024 and $484.8 million at December 31, 2023. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through pledging or sales of investment securities. While the sale of available-for-sale investment securities would result in losses due to the current interest environment, pledging these securities as collateral would not result in a loss. At March 31, 2024, we had $68.4 million borrowed on our line of credit with the FHLB. At March 31, 2024, we had collateral pledged to the FHLB that would allow us to borrow $235.0 million, subject to FHLB credit requirements and policies. At March 31, 2024, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $56.9 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at March 31, 2024. At March 31, 2024, we had subordinated debentures totaling $21.7 million and $15.9 million of repurchase agreements. At March 31, 2024, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2024, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2024. The Company also borrowed $6.3 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original $10.0 million of borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.6 million at March 31, 2024.

At March 31, 2024, we had outstanding loan commitments, excluding standby letters of credit, of $195.3 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. Current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. The Bank is subject to the Basel III Rules that implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $3.0 billion). The Company is considered a “small bank holding company” and is not directly subject to these minimum capital requirements.

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of March 31, 2024 and December 31, 2023, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of March 31, 2024, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended March 31, 2024, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2024. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the three preceding years. As of March 31, 2024, approximately $574,000 was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of March 31, 2024		As of December 31, 2023
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(5,561)	(12.6)%	$(5,924)	(13.8)%
200 basis point rising	$(3,774)	(8.5)%	$(4,012)	(9.3)%
100 basis point rising	$(1,999)	(4.5)%	$(2,122)	(4.9)%
100 basis point falling	$342	0.8%	$17	0.0%
200 basis point falling	$(260)	(0.6)%	$(909)	(2.1)%
300 basis point falling	$(1,233)	(2.8)%	$(2,037)	(4.7)%

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 27, 2024.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99	Landmark Bancorp, Inc. Claw Back Policy.
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Earnings for three months ended March 31, 2024 and March 31, 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and March 31, 2023; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and March 31, 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31 2023; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 14, 2024	/s/ Abigail M. Wendel
Abigail M. Wendel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

