Form 10-Q
period 2024-06-30
LANDMARK BANCORP INC
filed 2024-08-13
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as August 12, 2024, the issuer had outstanding 5,502,408 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and cash equivalents	$23,889	$27,101
Interest-bearing deposits at other banks	4,881	4,918
Investment securities available-for-sale, at fair value	420,459	452,769
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $91, fair value of $3,128 and $3,049	3,613	3,555
Bank stocks, at cost	9,647	8,123
Loans, net of allowance for credit losses of $10,903 and $10,608	969,089	937,619
Loans held for sale, at fair value	2,513	853
Bank owned life insurance	38,826	38,333
Premises and equipment, net	20,986	19,709
Goodwill	32,377	32,377
Other intangible assets, net	2,900	3,241
Mortgage servicing rights	2,997	3,158
Real estate owned, net	428	928
Accrued interest and other assets	28,149	28,988
Total assets	$1,560,754	$1,561,672

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$360,631	$367,103
Money market and checking	546,385	613,613
Savings	150,996	152,381
Certificates of deposit	192,470	183,154
Total deposits	1,250,482	1,316,251

Federal Home Loan Bank and other borrowings	131,330	64,662
Subordinated debentures	21,651	21,651
Repurchase agreements	8,745	12,714
Accrued interest and other liabilities	20,292	19,480
Total liabilities	1,432,500	1,434,758

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,486,407 and 5,481,407 shares issued at June 30, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	89,469	89,208
Retained earnings	57,774	54,282
Treasury stock, at cost; 16,841 and 3,812 shares at June 30, 2024 and December 31, 2023, respectively	(330)	(75)
Accumulated other comprehensive loss	(18,714)	(16,556)
Total stockholders’ equity	128,254	126,914
Total liabilities and stockholders’ equity	$1,560,754	$1,561,672

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans	$15,022	$12,623	$29,512	$23,999
Investment securities:
Taxable	2,359	2,379	4,787	4,696
Tax-exempt	759	775	1,523	1,561
Interest-bearing deposits at banks	40	49	103	147
Total interest income	18,180	15,826	35,925	30,403
Interest expense:
Deposits	5,673	3,452	11,130	5,991
Federal Home Loan Bank and other borrowings	1,027	1,027	2,049	1,594
Subordinated debentures	418	387	830	751
Repurchase agreements	88	127	195	287
Total interest expense	7,206	4,993	14,204	8,623
Net interest income	10,974	10,833	21,721	21,780
Provision for credit losses	-	250	300	299
Net interest income after provision for credit losses	10,974	10,583	21,421	21,481
Non-interest income:
Fees and service charges	2,691	2,481	5,152	4,839
Gains on sales of loans, net	648	830	1,160	1,523
Increase in cash surrender value of bank owned life insurance	248	223	493	441
Other	133	295	315	521
Total non-interest income	3,720	3,829	7,120	7,324

Non-interest expense:
Compensation and benefits	5,504	5,572	11,036	11,114
Occupancy and equipment	1,294	1,394	2,684	2,763
Data processing	492	431	973	1,020
Amortization of mortgage servicing rights and other intangibles	256	472	668	933
Professional fees	649	607	1,296	1,098
Other	2,900	1,873	4,989	3,764
Total non-interest expense	11,095	10,349	21,646	20,692
Earnings before income taxes	3,599	4,063	6,895	8,113
Income tax expense	587	701	1,105	1,394
Net earnings	$3,012	$3,362	$5,790	$6,719
Earnings per share:
Basic (1)	$0.55	$0.61	$1.06	$1.23
Diluted (1)	$0.55	$0.61	$1.06	$1.23
Dividends per share (1)	$0.21	$0.20	$0.42	$0.40

(1)	Per share amounts for the periods ended June 30, 2023 have been adjusted to give effect to the 5% stock dividend paid during 2023.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2024	2023	2024	2023

Net earnings	$3,012	$3,362	$5,790	$6,719

Other comprehensive income:
Net unrealized holding (losses) gains on available-for-sale securities	(402)	(3,568)	(2,859)	3,171
Income tax effect on net losses included in earnings	-	-	-	-
Income tax effect on net unrealized holding losses (gains)	99	874	701	(777)
Other comprehensive (loss) gains	(303)	(2,694)	(2,158)	2,394

Total comprehensive income	$2,709	$668	$3,632	$9,113

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at April 1, 2023	$52	$84,413	$53,231	$-	$(19,978)	$117,718
Net earnings	-	-	3,362	-	-	3,362
Other comprehensive income (loss)	-	-	-	-	(2,694)	(2,694)
Dividends paid ($0.20 per share) (1)	-	-	(1,095)	-	-	(1,095)
Stock-based compensation	-	62	-	-	-	62
Balance at June 30, 2023	$52	$84,475	$55,498	$-	$(22,672)	$117,353

Balance at April 1, 2024	$55	$89,364	$55,912	$(249)	$(18,411)	$126,671
Net earnings	-	-	3,012	-	-	3,012
Other comprehensive income (loss)	-	-	-	-	(303)	(303)
Dividends paid ($0.21 per share)	-	-	(1,150)	-	-	(1,150)
Issuance of restricted common stock, 5,000 shares	-	-	-	-	-	-
Stock-based compensation	-	105	-	-	-	105
Purchase of 4,301 shares treasury stock	-	-	-	(81)	-	(81)
Balance at June 30, 2024	$55	$89,469	$57,774	$(330)	$(18,714)	$128,254

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend paid during December 2023.

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at December 31, 2022	$52	$84,273	$52,174	$-	$(25,066)	$111,433
Cumulative effect of change in accounting
principle from implementation of ASU 2016-3	-	-	(1,204)	-	-	(1,204)
Balance at January 1, 2023	$52	$84,273	$50,970	$-	$(25,066)	$110,229
Net earnings	-	-	6,719	-	-	6,719
Other comprehensive income (loss)	-	-	-	-	2,394	2,394
Dividends paid ($0.40 per share) (1)	-	-	(2,191)	-	-	(2,191)
Stock-based compensation	-	150	-	-	-	150
Exercise of stock options, 2,693 shares	-	52	-	-	-	52
Balance at June 30, 2023	$52	$84,475	$55,498	$-	$(22,672)	$117,353

Balance at January 1, 2024	$55	$89,208	$54,282	$(75)	$(16,556)	$126,914
Net earnings	-	-	5,790	-	-	5,790
Other comprehensive income (loss)	-	-	-	-	(2,158)	(2,158)
Dividends paid ($0.42 per share)	-	-	(2,298)	-	-	(2,298)
Issuance of restricted common stock, 5,000 shares	-	-	-	-	-	-
Stock-based compensation	-	261	-	-	-	261
Purchase of 13,029 shares treasury stock	-	-	-	(255)	-	(255)
Balance at June 30, 2024	$55	$89,469	$57,774	$(330)	$(18,714)	$128,254

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend paid during December 2023.

See Notes to Consolidate Financial Statements

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
Cash flows from operating activities:	2024	2023
Net earnings	$5,790	$6,719
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	300	299
Valuation allowance on real estate owned	1,081	-
Amortization of investment security premiums, net	51	171
Accretion of purchase accounting adjustments	(483)	(439)
Amortization of mortgage servicing rights and other intangibles	668	933
Depreciation	647	617
Increase in cash surrender value of bank owned life insurance	(493)	(441)
Stock-based compensation	261	150
Deferred income taxes	(377)	384
Net loss on sales of premises and equipment and foreclosed assets	9	-
Net gains on sales of loans	(1,160)	(1,523)
Proceeds from sales of loans	43,443	44,686
Origination of loans held for sale	(44,109)	(44,815)
Changes in assets and liabilities:
Accrued interest and other assets	836	170
Accrued expenses, taxes, and other liabilities	762	(1,675)
Net cash provided by operating activities	7,226	5,236
Cash flows from investing activities:
Net increase in loans	(31,295)	(42,786)
Net change in interest-bearing deposits at banks	37	738
Maturities and prepayments of investment securities	32,058	26,110
Purchases of investment securities	(2,658)	(18,172)
Redemption of bank stocks	8,390	4,008
Purchase of bank stocks	(9,914)	(7,983)
Proceeds from sales of premises and equipment and foreclosed assets	491	-
Purchases of premises and equipment, net	(1,924)	(317)
Net cash used in investing activities	(4,815)	(38,402)
Cash flows from financing activities:
Net decrease in deposits	(65,769)	(19,689)
Federal Home Loan Bank advance borrowings	430,305	392,214
Federal Home Loan Bank advance repayments	(362,972)	(324,229)
Proceeds from other borrowings	360	-
Repayments on other borrowings	(1,025)	(666)
Change in repurchase agreements	(3,969)	(15,443)
Proceeds from exercise of stock options	-	52
Payment of dividends	(2,298)	(2,191)
Purchase of treasury stock	(255)	-
Net cash (used in) provided by financing activities	(5,623)	30,048
Net (decrease) increase in cash and cash equivalents	(3,212)	(3,118)
Cash and cash equivalents at beginning of period	27,101	23,156
Cash and cash equivalents at end of period	$23,889	$20,038

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
(Dollars in thousands)	June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	13,953	7,849
Cash paid for operating leases	86	85

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2024, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three and six month interim period ended June 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Investments

A summary of the Company’s investment securities classified as available-for-sale and held-to-maturity as of June 30, 2024 and December 31, 2023 is as follows:

(Dollars in thousands)	As of June 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$92,783	$-	$(3,458)	$89,325
Municipal obligations, tax exempt	118,678	41	(4,672)	114,047
Municipal obligations, taxable	78,557	198	(4,167)	74,588
Agency mortgage-backed securities	155,228	48	(12,777)	142,499
Total available-for-sale	$445,246	$287	$(25,074)	$420,459

Held-to-maturity:
Other	$3,613	$-	$(485)	$3,128
Total held-to-maturity	$3,613	$-	$(485)	$3,128

	As of December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$99,340	$-	$(3,673)	$95,667
Municipal obligations, tax exempt	122,775	186	(2,338)	120,623
Municipal obligations, taxable	82,926	225	(4,068)	79,083
Agency mortgage-backed securities	169,656	247	(12,507)	157,396
Total available-for-sale	$474,697	$658	$(22,586)	$452,769

Held-to-maturity:
Other	$3,555	$-	$(506)	$3,049
Total held-to-maturity	$3,555	$-	$(506)	$3,049

The amortized cost of the above held-to-maturity investment securities has been further reduced by the allowance for credit losses of $91,000 at June 30, 2024 and December 31, 2023.

The tables above show that some of the securities in the Company’s available-for-sale and held-to-maturity investment portfolios had unrealized losses, or were temporarily impaired, as of both June 30, 2024 and December 31, 2023. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2024 and December 31, 2023 along with the length of time in a continuous loss position:

		As of June 30, 2024
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	48	$2,806	$(13)	$84,219	$(3,445)	$87,025	$(3,458)
Municipal obligations, tax exempt	272	23,719	(524)	87,853	(4,148)	111,572	(4,672)
Municipal obligations, taxable	107	3,489	(31)	62,549	(4,136)	66,038	(4,167)
Agency mortgage-backed securities	103	12,124	(43)	122,213	(12,734)	134,337	(12,777)
Total for available-for-sale	530	$42,138	$(611)	$356,834	$(24,463)	$398,972	$(25,074)

		As of December 31, 2023
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	47	$1,129	$(7)	$93,833	$(3,666)	$94,962	$(3,673)
Municipal obligations, tax exempt	229	31,468	(337)	64,962	(2,001)	96,430	(2,338)
Municipal obligations, taxable	110	17,278	(151)	52,212	(3,917)	69,490	(4,068)
Agency mortgage-backed securities	100	6,480	(68)	128,512	(12,439)	134,992	(12,507)
Total for available-for-sale	486	56,355	(563)	339,519	(22,023)	395,874	(22,586)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury (“U.S. treasury”). The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the table above were temporarily impaired as of June 30, 2024 and December 31, 2023.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of June 30, 2024, the Company did not intend to sell and it was more likely than not that the Company would not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2024 and December 31, 2023.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of June 30, 2024 and December 31, 2023.

The Company’s other investment securities portfolio consists of seven subordinated debentures issued by financial institutions. These investment securities were acquired in the Freedom Bank acquisition in 2022 and classified as held-to-maturity. The securities were issued in 2021 and 2022 with a 10 year maturity and a fixed rate for five years. The securities are callable after the end of the fixed rate term. The following table provides information regarding the Company’s allowance for credit losses related to held-to-maturity investment securities:

	Six months ended
	June 30,
(Dollars in thousands)	2024	2023
Balance at January 1,	$91	$-
Impact of adopting ASC 326	-	72
Provision for credit losses	-	19
Balance at June 30,	$91	$91

The table below sets forth the amortized cost and fair value of investment securities at June 30, 2024. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Available-for-sale:
Due in less than one year	$47,090	$46,396
Due after one year but within five years	237,018	223,301
Due after five years but within ten years	117,862	109,476
Due after ten years	43,276	41,286
Total available-for-sale	$445,246	$420,459

Held-to-maturity:
Due after one year but within five years	3,613	3,128
Total held-to-maturity	$3,613	$3,128

The Company did not record any sales of available-for-sale securities during the six months ended June 30, 2024 or 2023.

Securities with carrying values of $354.8 million and $380.4 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at June 30, 2024 and December 31, 2023, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3. Loans and Allowance for Credit Losses

Loans consisted of the following as of the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2024	2023

One-to-four family residential real estate loans	$332,090	$302,544
Construction and land loans	30,480	21,090
Commercial real estate loans	318,850	320,962
Commercial loans	178,876	180,942
Agriculture loans	84,523	89,680
Municipal loans	6,556	4,507
Consumer loans	29,200	28,931
Total gross loans	980,575	948,656
Net deferred loan fees and loans in process	(583)	(429)
Allowance for credit losses	(10,903)	(10,608)
Loans, net	$969,089	$937,619

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology:

	Three and six months and six months ended June 30, 2024
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at April 1, 2024	$2,086	$174	$4,530	$2,651	$1,144	$50	$216	$10,851
Charge-offs	-	-	-	(13)	-	-	(106)	(119)
Recoveries	-	120	-	9	-	5	37	171
Provision for credit losses	(66)	(74)	(15)	131	(26)	-	50	-
Balance at June 30, 2024	$2,020	$220	$4,515	$2,778	$1,118	$55	$197	$10,903

Allowance for credit losses:
Balance at January 1, 2024	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608
Charge-offs	-	-	-	(83)	-	-	(177)	(260)
Recoveries	-	200	-	20	-	12	73	305
Provision for credit losses	(15)	(130)	(3)	355	(72)	28	87	250
Balance at June 30, 2024	$2,020	$220	$4,515	$2,778	$1,118	$55	$197	$10,903

	Three and six months ended June 30, 2023
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at April 1, 2023	$1,757	$170	$4,438	$2,614	$1,059	$17	$212	$10,267
Charge-offs	-	-	-	(90)	-	-	(68)	(158)
Recoveries	-	-	-	10	57	-	23	90
Provision for credit losses	95	(9)	(65)	176	18	(1)	36	250
Balance at June 30, 2023	$1,852	$161	$4,373	$2,710	$1,134	$16	$203	$10,449

Allowance for credit losses:
Balance at January 1, 2023	$655	$117	$3,158	$2,753	$1,966	$5	$137	$8,791
Impact of adopting ASC 326	1,022	49	1,063	145	(824)	11	57	1,523
Charge-offs	-	-	-	(107)	-	-	(159)	(266)
Recoveries	-	-	-	19	73	-	59	151
Provision for credit losses	175	(5)	152	(100)	(81)	-	109	250
Balance at June 30, 2023	$1,852	$161	$4,373	$2,710	$1,134	$16	$203	$10,449

The Company recorded net loan recoveries of $52,000 during the second quarter of 2024, compared to net loan charge-offs of $68,000 during the second quarter of 2023. The Company recorded net loan recoveries of $45,000 during the six months ended June 30, 2024, compared to net loan charge-offs of $115,000 during the six months ended June 30, 2023.

The following table presents information regarding non-accrual and loans past due over 89 days and still accruing as of the dates indicated:

(Dollars in thousands)	As of June 30, 2024
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

Commercial real estate loans	$701	$-	$-
Commercial loans	339	2,919	-
Agriculture loans	1,023	-	-
Consumer loans	25	-	-
Total loans	$2,088	$2,919	$-

(Dollars in thousands)	As of December 31, 2023
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$161	$31	$-
Commercial loans	363	1,517	-
Agriculture loans	295	-	-
Consumer loans	24	-	-
Total loans	$843	$1,548	$-

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following table presents information regarding the amortized cost basis and collateral type of collateral-dependent loans as of the dates indicated:

(Dollars in thousands)	As of June 30, 2024
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$-	First mortgage on residential real estate
Construction and land loans	$190	First mortgage on residential or commercial real estate
Commercial real estate loans	1,893	First mortgage on commercial real estate
Commercial loans	3,424	Accounts receivable, equipment and real estate
Agriculture loans	1,468	Crops, livestock, machinery and real estate
Consumer loans	25	Personal property or second mortgages on real estate
Total loans	$7,000

(Dollars in thousands)	As of December 31, 2023
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$192	First mortgage on residential real estate
Construction and land loans	192	First mortgage on residential or commercial real estate
Commercial real estate loans	1,205	First mortgage on commercial real estate
Commercial loans	2,054	Accounts receivable, equipment and real estate
Agriculture loans	682	Crops, livestock, machinery and real estate
Consumer loans	24	Personal property or second mortgages on real estate
Total loans	$4,349

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at either June 30, 2024 or December 31, 2023.

The following tables present information regarding the Company’s past due and non-accrual loans by loan class, as of the dates indicated:

(Dollars in thousands)	As of June 30, 2024
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$19	$162	$-	$181	$-	$181	$331,909
Construction and land loans	-	-	-	-	-	-	30,480
Commercial real estate loans	34	671	-	705	701	1,406	317,444
Commercial loans	58	58	-	116	3,258	3,374	175,502
Agriculture loans	535	234	-	769	1,023	1,792	82,731
Municipal loans	-	-	-	-	-	-	6,556
Consumer loans	52	49	-	101	25	126	29,074
Total	$698	$1,174	$-	$1,872	$5,007	$6,879	$973,696

Percent of gross loans	0.07%	0.12%	0.00%	0.19%	0.51%	0.70%	99.30%

(Dollars in thousands)	As of December 31, 2023
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$85	$247	$-	$332	$192	$524	$302,020
Construction and land loans	-	-	-	-	-	-	21,090
Commercial real estate loans	153	-	-	153	-	153	320,809
Commercial loans	399	332	-	731	1,880	2,611	178,331
Agriculture loans	256	-	-	256	295	551	89,129
Municipal loans	-	-	-	-	-	-	4,507
Consumer loans	110	-	-	110	24	134	28,797
Total	$1,003	$579	$-	$1,582	$2,391	$3,973	$944,683

Percent of gross loans	0.11%	0.06%	0.00%	0.17%	0.25%	0.42%	99.58%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2024 and 2023 would have increased interest income by $138,000 and $280,000, respectively. No interest income related to non-accrual loans was included in interest income for the three and six months ended June 30, 2024 and 2023.

The Company also categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those that are assigned a special mention, substandard or doubtful risk rating using the following definitions:

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

The following table presents information regarding the Company’s risk category of loans by type and year of origination, as of the dates indicated:

(Dollars in thousands)	As of June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$47,236	$89,970	$80,182	$40,064	$29,627	$39,266	$5,602	$143	$332,090
Classified	-	-	-	-	-	-	-	-	-
Total	$47,236	$89,970	$80,182	$40,064	$29,627	$39,266	$5,602	$143	$332,090
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$12,602	$9,773	$2,242	$1,745	$2,618	$1,400	$100	$-	$30,480
Classified	-	-	-	-	-	-	-	-	-
Total	$12,602	$9,773	$2,242	$1,745	$2,618	$1,400	$100	$-	$30,480
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$27,113	$42,071	$70,258	$56,516	$43,607	$74,593	$2,633	$40	316,831
Classified	-	-	-	477	-	1,542	-	-	2,019
Total	$27,113	$42,071	$70,258	$56,993	$43,607	$76,135	$2,633	$40	$318,850
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$16,575	$35,138	$27,053	$11,805	$9,440	$3,465	$60,720	$111	$164,307
Classified	2,226	2,406	1,944	209	4,067	29	2,260	1,428	14,569
Total	$18,801	$37,544	$28,997	$12,014	$13,507	$3,494	$62,980	$1,539	$178,876
Gross charge-offs	$-	$-	$16	$67	$-	$-	$-	$-	$83
Agriculture loans
Nonclassified	$6,835	$4,022	$9,301	$3,989	$3,671	$14,775	$40,705	$193	$83,491
Classified	-	70	241	402	9	95	215	-	1,032
Total	$6,835	$4,092	$9,542	$4,391	$3,680	$14,870	$40,920	$193	$84,523
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$-	$4,958	$109	$-	$-	$1,489	$-	$-	$6,556
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$4,958	$109	$-	$-	$1,489	$-	$-	$6,556
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$2,810	$3,694	$827	$1,205	$769	$3,348	$16,503	$19	$29,175
Classified	-	-	-	-	-	-	25	-	25
Total	$2,810	$3,694	$827	$1,205	$769	$3,348	$16,528	$19	$29,200
Gross charge-offs	$176	$-	$1		$-	$-	$-	$-	$177
Total loans
Nonclassified	$113,171	$189,626	$189,972	$115,324	$89,732	$138,336	$126,263	$506	$962,930
Classified	2,226	2,476	2,185	1,088	4,076	1,666	2,500	1,428	17,645
Total	$115,397	$192,102	$192,157	$116,412	$93,808	$140,002	$128,763	$1,934	$980,575
Gross charge-offs for the six month ending 6-30-2024	$176	$-	$17	$67	$-	$-	$-	$-	$260

(Dollars in thousands)	As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$95,290	$84,718	$42,533	$32,081	$12,776	$29,694	$5,097	$163	$302,352
Classified	$-	$-	$-	$-	$-	$192	$-	$-	$192
Total	$95,290	$84,718	$42,533	$32,081	$12,776	$29,886	$5,097	$163	$302,544
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,283	$5,267	$5,367	$2,665	$916	$492	$100	$-	$21,090
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$6,283	$5,267	$5,367	$2,665	$916	$492	$100	$-	$21,090
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$41,644	$77,427	$58,327	$50,744	$30,551	$57,502	$3,017	$92	$319,304
Classified	$-	$-	$481	$22	$180	$975	$-	$-	$1,658
Total	$41,644	$77,427	$58,808	$50,766	$30,731	$58,477	$3,017	$92	$320,962
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$38,818	$32,764	$16,747	$15,511	$2,514	$4,386	$61,046	$4,121	$175,907
Classified	$226	$2,000	$158	$460	$57	$-	$1,952	$182	$5,035
Total	$39,044	$34,764	$16,905	$15,971	$2,571	$4,386	$62,998	$4,303	$180,942
Gross charge-offs	$-	$28	$407	$44	$-	$-	$-	$-	$479
Agriculture loans
Nonclassified	$7,862	$11,718	$4,864	$4,092	$3,902	$12,114	$44,352	$214	$89,118
Classified	$-	$16	$171	$-	$131	$113	$131	$-	$562
Total	$7,862	$11,734	$5,035	$4,092	$4,033	$12,227	$44,483	$214	$89,680
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$2,774	$128	$-	$-	$-	$1,605	$-	$-	$4,507
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$2,774	$128	$-	$-	$-	$1,605	$-	$-	$4,507
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$4,705	$1,332	$1,340	$1,380	$1	$4,906	$15,221	$21	$28,906
Classified	$-	$-	$-	$-	$-	$-	$25	$-	$25
Total	$4,705	$1,332	$1,340	$1,380	$1	$4,906	$15,246	$21	$28,931
Gross charge-offs	$-	$-	$3	$-	$-	$-	$368	$-	$371
Total loans
Nonclassified	$197,376	$213,354	$129,178	$106,473	$50,660	$110,699	$128,833	$4,611	$941,184
Classified	$226	$2,016	$810	$482	$368	$1,280	$2,108	$182	$7,472
Total	$197,602	$215,370	$129,988	$106,955	$51,028	$111,979	$130,941	$4,793	$948,656
Gross charge-offs for the year ending December 31,2023	$-	$28	$410	$44	$-	$-	$368	$-	$850

The following table provides information regarding the Company’s allowance for credit losses related to unfunded loan commitments for the periods indicated:

	Three months ended		Six months ended
(dollars in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$300	200	$250	170
Provision for credit losses	-	-	50	30
Balance at end of period	$300	$200	$300	$200

The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three or six months ended June 30, 2024. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended June 30, 2023. The following table presents the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023 by class, type of modification and includes the financial effect of the modification.

	As of June 30, 2023
(Dollars in thousands)	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$151	0.1%	90 day payment deferral

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2023 concluded that its goodwill was not impaired. Based on that test and current conditions, as of June 30, 2024, the Company concluded it was more likely than not that its goodwill was not impaired.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization as of the dates indicated is presented in the following table:

(Dollars in thousands)	As of June 30, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(1,270)	$2,900

(Dollars in thousands)	As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(929)	$3,241

The following sets forth estimated amortization expense for core deposit and intangible assets for the remainder of 2024 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2024	$322
2025	588
2026	512
2027	436
2028	360
2029	284
Thereafter	398
Total	$2,900

5. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	June 30,	December 31,
	2024	2023
FHLMC	$641,480	$659,488
FHLB	28,249	28,621
Total	$669,729	$688,109

Custodial escrow balances maintained in connection with serviced loans were $5.9 million and $5.0 million at June 30, 2024 and December 31, 2023, respectively. Custodial escrow balances are included in the deposit balances on the balance sheet. Gross service fee income related to such loans was $432,000 and $441,000 for the three months ended June 30, 2024 and 2023, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $868,000 and $894,000 for the six months ended June 30, 2024 and 2023, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights for the periods indicated was as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Mortgage servicing rights:
Balance at beginning of period	$2,977	$3,652	$3,158	$3,813
Additions	105	137	166	240
Amortization	(85)	(275)	(327)	(539)
Balance at end of period	$2,997	$3,514	$2,997	$3,514

The fair value of mortgage servicing rights was $9.8 million and $9.5 million at June 30, 2024 and December 31, 2023, respectively. Fair value at June 30, 2024 was determined using discount rate of 10.0%; prepayment speeds ranging from 6.00% to 22.14%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.78%. Fair value at December 31, 2023 was determined using discount rates at 10.0%; prepayment speeds ranging from 6.00% to 26.87%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.65%.

The Company had a mortgage repurchase reserve of $157,000 at June 30, 2024 and a mortgage repurchase reserve of $159,000 at December 31, 2023, which represented the Company’s best estimate at those dates of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the three months ended June 30, 2024. The Company charged a $2,000 loss against the reserve during the six months ended June 30, 2024. The Company charged a $6,000 loss against the reserve during the three months ended June 30, 2023 and a loss of a $21,000 against the reserve during the six months ended June 30, 2023. The Company charged a $15,000 loss against the reserve during the three months ending March 31, 2023. As of June 30, 2024, the Company had no outstanding mortgage repurchase requests.

6. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share included the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for both the three and six months ended June 30, 2024, excluded 206,561 of unexercised stock options, because their inclusion would have been anti-dilutive during such periods. The diluted earnings per share computation for both the three and six months ended June 30, 2023, excluded 81,387 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid September 4, 2024, to common stockholders of record as of the close of business on August 21, 2024. The shares used in the calculation of basic and diluted earnings per share for the periods indicated are shown below:

	Three months ended		Six months ended
(Dollars in thousands, except per share amounts)	June 30,		June 30,
	2024	2023	2024	2023
Net earnings	$3,012	$3,362	$5,790	$6,719

Weighted average common shares outstanding - basic (1)	5,471,724	5,476,354	5,470,839	5,475,075
Assumed exercise of stock options (1)	2,612	4,174	3,763	5,673
Weighted average common shares outstanding - diluted (1)	5,474,336	5,480,528	5,474,602	5,480,748
Earnings per share (1):
Basic	$0.55	$0.61	$1.06	$1.23
Diluted	$0.55	$0.61	$1.06	$1.23

(1)	Share and per share values for the periods ended June 30, 2023 have been adjusted to give effect to the 5% stock dividend paid during December 2023.

7. Federal Home Loan Bank Borrowings and Other Borrowings

The Bank has a line of credit, renewable annually each September, with the Federal Home Loan Bank (“FHLB’) under which there were $125.3 million of borrowings at June 30, 2024 and $58.0 million at December 31, 2023. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (5.54% at June 30, 2024). The Company had no letters of credit issued through the FHLB at June 30, 2024 compared to $20.0 million letters of credit December 31, 2023 to secure municipal deposits. The Company did not have any term advances from FHLB at June 30, 2024 or December 31, 2023.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At June 30, 2024 and December 31, 2023, there were blanket pledges of loans and securities to the FHLB totaling $365.9 million and $328.7 million, respectively. At June 30, 2024 and December 31, 2023, the Bank’s total borrowing capacity with the FHLB was approximately $256.9 million and $232.3 million, respectively. At June 30, 2024 and December 31, 2023, the Bank’s available borrowing capacity was $130.2 million and $153.1 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

At June 30, 2024, the Bank had no borrowings through the Federal Reserve discount window, while its borrowing capacity with the Federal Reserve was $52.6 million.

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2024, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, the Company borrowed $10.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing has covenants specific to capital and other financial ratios, which the Company believes it was in compliance with at June 30, 2024 and December 31, 2023. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $6.0 million and $6.6 million at June 30, 2024 and December 31, 2023, respectively.

8. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $8.7 million at June 30, 2024 and $12.7 million at December 31, 2023, which were secured by $13.5 million and $23.7 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements as of the dates indicated:

	As of June 30, 2024
(dollars in thousands)	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$8,745	$-	$-	$-	$8,745
Total	$8,745	$-	$-	$-	$8,745

	As of December 31, 2023
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$12,714	$-	$-	$-	$12,714
Total	$12,714	$-	$-	$-	$12,714

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

	Three months ended		Six months ended
(Dollars in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$992	$954	$1,953	$1,829
Other	431	242	707	474
Interchange income	777	805	1,461	1,542
Loan servicing fees (1)	432	441	868	894
Office lease income (1)	24	148	88	218
Gains on sales of loans (1)	648	830	1,160	1,523
Bank owned life insurance income (1)	248	223	493	441
Losses on sales of real estate owned	-	-	(9)	-
Other	168	186	399	403
Total non-interest income	$3,720	$3,829	$7,120	$7,324

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first six months of 2024 or 2023.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2024 and December 31, 2023, including methods and assumptions utilized, are set forth below:

	As of June 30, 2024
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$23,889	$23,889	$-	$-	$23,889
Interest-bearing deposits at other banks	4,881	-	4,881	-	4,881
Investment securities available-for-sale	420,459	89,325	331,134	-	420,459
Investment securities held-to-maturity	3,613	-	3,128	-	3,128
Bank stocks, at cost	9,647	n/a	n/a	n/a	n/a
Loans, net	969,089	-	-	950,520	950,520
Loans held for sale	2,513	-	2,513	-	2,513
Mortgage servicing rights	2,997	-	9,774	-	9,774
Accrued interest receivable	7,150	284	2,128	4,738	7,150
Derivative financial instruments	315	-	315	-	315

Financial liabilities:
Non-maturity deposits	$(1,058,012)	$(1,058,012)	$-	$-	$(1,058,012)
Certificates of deposit	(192,470)	-	(191,115)	-	(191,115)
FHLB and other borrowings	(131,330)	-	(131,129)	-	(131,129)
Subordinated debentures	(21,651)	-	(18,474)	-	(18,474)
Repurchase agreements	(8,745)	-	(8,745)	-	(8,745)
Accrued interest payable	(2,230)	-	(2,230)	-	(2,230)

	As of December 31, 2023
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$27,101	$27,101	$-	$-	$27,101
Interest-bearing deposits at other banks	4,918	-	4,918	-	4,918
Investment securities available-for-sale	452,769	95,667	357,102	-	452,769
Investment securities held-to-maturity	3,555	-	3,049	-	3,049
Bank stocks, at cost	8,123	n/a	n/a	n/a	n/a
Loans, net	937,619	-	-	920,984	920,984
Loans held for sale	853	-	853	-	853
Mortgage servicing rights	3,158	-	9,498	-	9,498
Accrued interest receivable	7,341	327	2,280	4,734	7,341
Derivative financial instruments	114	-	114	-	114

Financial liabilities:
Non-maturity deposits	$(1,133,097)	$(1,133,097)	$-	$-	$(1,133,097)
Certificates of deposit	(183,154)	-	(181,655)	-	(181,655)
FHLB and other borrowings	(64,662)	-	(65,478)	-	(65,478)
Subordinated debentures	(21,651)	-	(18,906)	-	(18,906)
Repurchase agreements	(12,714)	-	(12,714)	-	(12,714)
Accrued interest payable	(1,979)	-	(1,979)	-	(1,979)
Derivative financial instruments	(14)	-	(14)	-	(14)

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2024 or during the year ended December 31, 2023.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of June 30, 2024
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$89,325	$89,325	$-	$-
Municipal obligations, tax exempt	114,047	-	114,047	-
Municipal obligations, taxable	74,588	-	74,588	-
Agency mortgage-backed securities	142,499	-	142,499	-
Loans held for sale	2,513	-	2,513	-
Derivative financial instruments	315	-	315	-

		As of December 31, 2023
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$95,667	$95,667	$-	$-
Municipal obligations, tax exempt	120,623	-	120,623	-
Municipal obligations, taxable	79,083	-	79,083	-
Agency mortgage-backed securities	157,396	-	157,396	-
Loans held for sale	853	-	853	-
Derivative financial instruments	114	-	114	-
Liability:
Derivative financial instruments	(14)	-	(14)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gains on loans held for sale as of June 30, 2024 and December 31, 2023 were as follows:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2024	2023
Aggregate fair value	$2,513	$853
Contractual balance	2,481	848
Gain	$32	$5

The Company’s derivative financial instruments consist of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale. The fair values of these derivatives are based on quoted prices for similar loans in the secondary market. The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan. These instruments are classified as Level 2. The amounts are included in other assets or other liabilities on the consolidated balance sheets and gains on sales of loans, net in the consolidated statements of earnings. The total amount of gains from changes in fair value of derivative financial instruments included in earnings for the periods indicated were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Total change in fair value	$70	$45	$215	$156

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional allowance and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $7.0 million at June 30, 2024 and $4.3 million at December 31, 2023, respectively. The Company’s individually evaluated loans with an allowance for credit losses was $3.0 million and $1.7 million, with an allocated allowance of $664,000 and $311,000, at June 30, 2024 and December 31, 2023, respectively.

Real estate held-for-sale includes premises and equipment that were previously used as a bank branch facility and is included in other assets on the balance sheet. Real estate held-for-sale is initially recorded at the fair value of the collateral less estimated selling costs. Subsequent valuations are updated periodically and are based upon independent appraisals, third party price opinions or internal pricing models. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Real estate held-for-sale is reviewed and evaluated at least annually for additional allowance and adjusted accordingly, based on the same factors identified above.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of June 30, 2024
Individual evaluated loans:
Commercial	$2,351	Sales comparison	Adjustment to comparable value	0%-75%
Real estate held-for-sale:
Commercial real estate	3,216	Sales comparison	Adjustment to comparable value	32%

As of December 31, 2023
Individual evaluated loans:
One-to-four family residential real estate	$31	Sales comparison	Adjustment to appraised value	7%
Commercial	1,386	Sales comparison	Adjustment to comparable value	0%-50%
Real estate owned:
One-to-four family residential real estate	266	Sales comparison	Adjustment to appraised value	10%

11. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of June 30, 2024
Leverage	$134,212	8.75%	$61,332	4.0%
Common Equity Tier 1 Capital	113,212	10.56%	75,013	7.0%
Tier 1 Capital	134,212	12.52%	91,087	8.5%
Total Risk Based Capital	144,904	13.52%	112,519	10.5%

As of December 31, 2023
Leverage	$130,625	8.14%	$62,116	4.0%
Common Equity Tier 1 Capital	109,625	10.39%	73,854	7.0%
Tier 1 Capital	130,625	12.38%	89,680	8.5%
Total Risk Based Capital	140,671	13.33%	110,781	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements as of June 30, 2024 and December 31, 2023:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2024
Leverage	$136,263	8.91%	$61,153	4.0%	$76,442	5.0%
Common Equity Tier 1 Capital	136,263	12.72%	74,964	7.0%	69,609	6.5%
Tier 1 Capital	136,263	12.72%	91,027	8.5%	85,673	8.0%
Total Risk Based Capital	146,955	13.72%	112,446	10.5%	107,091	10.0%

As of December 31, 2023
Leverage	$134,422	8.68%	$61,951	4.0%	$77,439	5.0%
Common Equity Tier 1 Capital	134,422	12.74%	73,833	7.0%	68,560	6.5%
Tier 1 Capital	134,422	12.74%	89,655	8.5%	84,381	8.0%
Total Risk Based Capital	144,468	13.70%	110,750	10.5%	105,476	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. Landmark Bancorp, Inc. is a financial holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly owned subsidiary, Landmark National Bank, and in the insurance business through its wholly owned subsidiary, Landmark Risk Management, Inc. References to the “Company,” “we,” “us,” and “our” refer collectively to Landmark Bancorp, Inc., Landmark National Bank and Landmark Risk Management, Inc. The Company is listed on the Nasdaq Global Market under the symbol “LARK.” The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes continuing a tradition of holding and acquiring quality assets while growing our commercial, commercial real estate (“CRE”) and agriculture loan portfolios. We are committed to developing relationships with our borrowers and providing a total banking service.

The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, CRE, commercial, agriculture, municipal and consumer loans. Although not our primary business function, we invest in certain investment and mortgage-related securities using deposits and other borrowings as funding sources.

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

In August 2024, we declared our 92nd consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, our future dividend practice is dependent upon the performance of the economy and the Company’s overall performance. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at June 30, 2024.

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

Summary of Results. During the second quarter of 2024, we recorded net earnings of $3.0 million, which was a decrease of $350,000, or 10.4%, from the $3.4 million of net earnings in the second quarter of 2023. During the first six months of 2024, we recorded net earnings of $5.8 million, which was a decrease of $929,000, or 13.8%, from the $6.7 million of net earnings in the first six months of 2023. The decrease in net earnings during 2024 was primarily related to an increase in non-interest expense as we recorded a valuation allowance of $979,000 against real estate held for sale in the second quarter of 2024 and $1.1 million during the first six months of 2024.

The following table summarizes earnings and key performance measures as of or for the periods presented:

	As of or for the		As of or for the
(Dollars in thousands, except per share amounts)	three months ended June 30,		six months ended June 30,
	2024	2023	2024	2023
Net earnings:
Net earnings	$3,012	$3,362	$5,790	$6,719
Basic earnings per share (1)	$0.55	$0.61	$1.06	$1.23
Diluted earnings per share (1)	$0.55	$0.61	$1.06	$1.23
Earnings ratios:
Return on average assets (2)	0.78%	0.88%	0.75%	0.89%
Return on average equity (2)	9.72%	11.52%	9.30%	11.77%
Equity to total assets	8.22%	7.62%	8.22%	7.62%
Net interest margin (2) (3)	3.21%	3.21%	3.16%	3.26%
Dividend payout ratio	38.18%	32.31%	39.62%	32.56%

(1)	Per share values for the periods ended June 30, 2023 have been adjusted to give effect to the 5% dividend paid during 2023.
(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.
(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $18.2 million for the quarter ended June 30, 2024 increased $2.4 million, or 14.9%, compared to the same period of 2023. Interest income on loans increased $2.4 million, or 19.0%, to $15.0 million for the quarter ended June 30, 2024, compared to the same period of 2023 due to higher yields and average balances. Our yields increased from 5.80% in the second quarter of 2023 to 6.33% in the second quarter of 2024. The increase in interest income on loans was also driven by an increase in average loan balances which increased from $873.9 million in the second quarter of 2023 to $955.1 million in the second quarter of 2024. Interest income on investment securities decreased $36,000, or 1.1%, to $3.1 million for the second quarter of 2024, as compared to $3.2 million in the same period of 2023. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances of investment securities which decreased from $495.5 million in the second quarter of 2023 to $437.1 million in the second quarter of 2024.

Interest income of $35.9 million for the six months ended June 30, 2024 increased $5.5 million, or 18.2%, as compared to the same period of 2023. Interest income on loans increased $5.5 million, or 23.0%, to $29.5 million for the six months ended June 30, 2024, compared to the same period of 2023 due to an increase in our average loan balances, which increased from $862.2 million during the first six months of 2023 to $950.4 million during the first six months of 2024. Also contributing to higher interest income were higher yields on loans, which increased from 5.62% in the six months ended June 30, 2023 to 6.25% during the six months ended June 30, 2024. Interest income on investment securities increased $53,000, or 0.8%, to $6.3 million for the first six months of 2024, as compared to $6.3 million in the same period of 2023. The increase in interest income on investment securities was the result of higher yields, which increased from 2.69% in the first six months of 2023 to 2.99% in the first six months of 2024. Partially offsetting the higher yields on investment securities was a decrease in the average balances of investment securities which decreased from $497.5 million in the first half of 2023 to $447.0 million in the first half of 2024.

Interest Expense. Interest expense during the quarter ended June 30, 2024 increased $2.2 million to $7.2 million, as compared to the same period of 2023. Interest expense on interest-bearing deposits increased $2.2 million to $5.7 million for the quarter ended June 30, 2024 as compared to the same period of 2023. Our total cost of interest-bearing deposits increased from 1.57% in the second quarter of 2023 to 2.44% in the second quarter of 2024 as a result of higher rates and increased competition for deposits. Also contributing to higher interest expense was an increase in average interest-bearing deposit balances, which increased from $882.7 million in the second quarter of 2023 to $936.2 million in the second quarter of 2024. For the second quarter of 2024, interest expense on borrowings decreased $8,000, to $1.5 million as compared to the same period of 2023 due to a decrease in our average borrowings and repurchase agreements which decreased $9.7 million from the second quarter of 2023 to the second quarter of 2024. Partially offsetting the decrease in average borrowing was an increase in rates, which increased from 5.34% in the second quarter of 2023 to 5.81% in the same period of 2024.

Interest expense during the six months ended June 30, 2024 increased $5.6 million to $14.2 million, as compared to the same period of 2023. Interest expense on interest-bearing deposits increased $5.1 million to $11.1 million for the six months ended June 30, 2024 compared to the same period of 2023. The increase in interest expense on interest-bearing deposits was the result of higher rates as our cost of interest-bearing deposits increased from 1.38% in the first six months of 2023 to 2.39% in the same period of 2024. The increase in interest expense on deposits was also due to an increase in average interest-bearing deposit balances, which increased from $877.8 million in the first six months of 2023 to $935.8 million in the same period of 2024. For the first six months of 2024, interest expense on borrowings increased $442,000, to $3.1 million as compared to the same period of 2023, due primarily to an increase in our average outstanding borrowings which increased from $105.1 million in the first six months of 2023 to $107.3 million in the first six months of 2024. Also contributing to the higher interest expense on borrowings were higher average rates on our borrowings, which increased to 5.76% for the first six months of 2024 compared to 5.05% for the same period of 2023.

Net Interest Income. Net interest income increased $141,000, or 1.3%, to $11.0 million for the second quarter of 2024 compared to the same period of 2023. The increase in net interest income was primarily a result of an increase in interest on loans and investments, partially offset by higher interest expense. The accretion of purchase accounting adjustments increased net interest income by $263,000 in the second quarter of 2023 compared to an increase of $274,000 in the second quarter of 2024 and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, the increase in interest rates raised the yields on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest margin, on a tax-equivalent basis, was 3.21% in the second quarter of 2023 and 2024. Continued increases in interest rates may not result in a higher net interest margin as a result of increased competition for loans and deposits.

Net interest income decreased $59,000, or 0.3%, to $21.7 million for the first six months of 2024 compared to the same period of 2023. The decrease in net interest income was primarily a result of higher interest expense offsetting the increase in our interest income. The accretion of purchase accounting adjustments increased net interest income by $439,000 in the first six months of 2023 compared to an increase of $483,000 in the first six months of 2024 and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Net interest margin, on a tax-equivalent basis, decreased from 3.26% in the first six months of 2023 to 3.16% in the same period of 2024.

Average Assets/Liabilities. The following table reflects the tax-equivalent yields earned on average interest-earning assets and costs of average interest-bearing liabilities (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	June 30, 2024			June 30, 2023
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$5,700	$40	2.82%	$9,600	$49	2.05%
Investment securities (1)	437,136	3,307	3.04%	495,456	3,338	2.70%
Loans receivable, net (2)	955,104	15,026	6.33%	873,910	12,627	5.80%
Total interest-earning assets	1,397,940	18,373	5.29%	1,378,966	16,014	4.66%
Non-interest-earning assets	147,876			146,623
Total	$1,545,816			$1,525,589

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$585,300	$3,477	2.39%	$591,498	$2,587	1.75%
Savings accounts	151,696	48	0.13%	163,876	25	0.06%
Certificates of deposit	199,241	2,148	4.34%	127,352	840	2.65%
Total interest-bearing deposits	936,237	5,673	2.44%	882,726	3,452	1.57%

FHLB advances and other borrowings	72,875	1,027	5.67%	77,176	1,027	5.34%
Subordinated debentures	21,651	418	7.76%	21,651	387	7.17%
Repurchase agreements	11,524	88	3.07%	16,909	127	3.01%
Total borrowings	106,050	1,533	5.81%	115,736	1,541	5.34%

Total interest-bearing liabilities	1,042,287	7,206	2.78%	998,462	4,993	2.01%
Non-interest-bearing liabilities	378,905			410,089
Stockholders’ equity	124,624			117,038
Total	$1,545,816			$1,525,589

Interest rate spread (3)			2.51%			2.65%
Net interest margin (4)		$11,167	3.21%		$11,021	3.21%
Tax-equivalent interest - imputed		193			188
Net interest income		$10,974			$10,833

Ratio of average interest-earning assets to average interest-bearing liabilities			134.1%			138.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2024			June 30, 2023
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$6,607	$103	3.14%	$12,112	$147	2.45%
Investment securities (1)	447,034	6,657	2.99%	497,486	6,633	2.69%
Loans receivable, net (2)	950,420	29,519	6.25%	862,186	24,008	5.62%
Total interest-earning assets	1,404,061	36,279	5.20%	1,371,784	30,788	4.53%
Non-interest-earning assets	146,678			146,589
Total	$1,550,739			$1,518,373

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$590,372	$6,930	2.36%	$595,780	$4,694	1.59%
Savings accounts	152,020	91	0.12%	166,721	61	0.07%
Certificates of deposit	193,435	4,109	4.27%	115,340	1,236	2.16%
Total interest-bearing deposits	935,827	11,130	2.39%	877,841	5,991	1.38%

FHLB advances and other borrowings	72,747	2,049	5.66%	61,285	1,594	5.25%
Subordinated debentures	21,651	830	7.71%	21,651	751	6.99%
Repurchase agreements	12,947	195	3.03%	22,199	287	2.61%
Total borrowings	107,345	3,074	5.76%	105,135	2,632	5.05%

Total interest-bearing liabilities	1,043,172	14,204	2.74%	982,976	8,623	1.77%
Non-interest-bearing liabilities	382,332			420,310
Stockholders’ equity	125,235			115,087
Total	$1,550,739			$1,518,373

Interest rate spread (3)			2.46%			2.76%
Net interest margin (4)		$22,075	3.16%		$22,165	3.26%
Tax-equivalent interest - imputed		354			385
Net interest income		$21,721			$21,780

Ratio of average interest-earning assets to average interest-bearing liabilities			134.6%			139.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2024 vs 2023			2024 vs 2023
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(119)	$110	$(9)	$(116)	$72	$(44)
Investment securities	(141)	111	(30)	(235)	259	24
Loans	1,209	1,189	2,398	2,630	2,881	5,511
Total	949	1,410	2,359	2,279	3,212	5,491
Interest expense:
Deposits	219	2,002	2,221	425	4,714	5,139
FHLB advances and other borrowings	-	-	-	321	134	455
Subordinated debentures and other borrowings	-	31	31	-	79	79
Repurchase agreements	(42)	3	(39)	(150)	58	(92)
Total	177	2,036	2,213	596	4,985	5,581
Net interest income	$772	$(626)	$146	$1,683	$(1,773)	$(90)

Provision for Credit Losses. During the second quarter of 2024, no provision for credit losses was recorded, compared to a $250,000 provision for credit losses recorded in the same period of 2023. As of June 30, 2024, our analysis of our allowance for credit losses indicated no provision was required based on current and projected economic conditions and other qualitative factors. We recorded net loan recoveries of $52,000 during the second quarter of 2024 compared to net loan charge-offs of $68,000 during the second quarter of 2023.

During the first six months of 2024, we recorded a $300,000 provision for credit losses compared to a $299,000 provision for credit losses in the first six months of 2023. The provision for credit losses during the first six months of 2024 consisted of a $250,000 provision to allowance for credit losses on loans and a $50,000 provision to the allowance for unfunded loan commitments, both recorded in the first quarter of 2024. The $299,000 provision for credit losses during the first six months of 2023 consisted of a $250,000 provision to the allowance for credit losses on loans, a $30,000 provision to the allowance for unfunded loan commitments and a $19,000 provision to the allowance for credit losses on held-to-maturity investment securities. We recorded net loan recoveries of $45,000 during the first six months of 2024 compared to net loan charge-offs of $115,000 during the first six months of 2023.

For further discussion of the allowance for credit losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.7 million in the second quarter of 2024, a decrease of $109,000, or 2.9%, from the same period in 2023. The decrease in non-interest income during the second quarter of 2024 compared to the same period last year was primarily due to a decrease of $182,000 in gains on sales of one-to-four family residential real estate loans as higher interest rates and low housing inventories reduced originations of these loans, which are typically sold in the secondary market. Higher mortgage rates however did result in increased originations of adjustable-rate loans this quarter which are maintained in our one-to-four family residential loan portfolio. Other non-interest income also decreased by $162,000 which was primarily due to a decrease in lease income associated with the rental income from a branch facility. Partially offsetting this decrease was an increase of $210,000 in fees and service charges primarily due to higher fees related to deposit accounts.

Total non-interest income was $7.1 million in the first half of 2024, a decrease of $204,000, or 2.8%, from the first half of 2023, primarily as a result of a decrease of $363,000 in gains on sales of loans. Our gains on sales of loans decreased as our originations of secondary market one-to-four family residential real estate loans slowed high mortgage interest rates and decreased inventory in the housing market in our market areas. Other non-interest income also decreased by $206,000 which was primarily due to a decrease in lease income associated with the rental income from a branch facility. Offsetting the decrease in non-interest income was an increase of $313,000 in fees and services charges due primarily to higher fees related to deposits accounts.

Non-interest Expense. Non-interest expense totaled $11.1 million for the second quarter of 2024, an increase of $746,000, or 7.2%, over the same quarter of 2023. The increase in non-interest expense in the second quarter of 2024 compared to the same period last year was mainly due to an increase in other non-interest expense associated with a valuation allowance recorded against real estate held for sale. Also contributing to the increase in non-interest expense were increases of $61,000 in data processing and $42,000 in professional fees. Partially offsetting the increase in non-interest expense was a decrease amortization of intangibles, occupancy and equipment and compensation and benefits.

Non-interest expense totaled $21.6 million for the first six months of 2024, an increase of $954,000, or 4.6%, from $20.7 million for the first six months of 2023. The increase in non-interest expense in the first half of 2024 compared to the same period last year was mainly due to an increase in other non-interest expense associated with a valuation allowance recorded against real estate held for sale. Also contributing to the increase in non-interest expense was an increase in professional fees associated with increased legal costs associated with revisions to our benefit plans. Partially offsetting the increase in non-interest expense was a decrease amortization of intangibles, data processing occupancy and equipment and compensation and benefits.

Income Tax Expense. During the second quarter of 2024, we recorded income tax expense of $587,000, compared to income tax expense of $701,000 during the same period of 2023. Our effective tax rate decreased from 17.3% in the second quarter of 2023 to 16.3% in the second quarter of 2024.

We recorded income tax expense of $1.1 million for the first six months of 2024 compared to income tax expense of $1.4 million in the same period of 2023. Our effective tax rate was 17.2% in the first half of 2023 compared to 16.0% in the first half of 2024. The decrease in the effective tax rate was primarily due to lower earnings before taxes while tax-exempt was consistent.

Financial Condition. Economic conditions in the United States remained sluggish during the first six months of 2024 as elevated inflation levels and higher interest rates continued to impact the economy. The sustained high interest rates has impacted financial institutions resulting in continued higher costs of funding and lower fair values for investment securities. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a significant majority of our deposits being retail-based and insured by the Federal Deposit Insurance Corporation (“FDIC”) insured. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates were also impacted by economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses continues to factor in estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, CRE, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets decreased $ 918,000, or 0.1%, from December 31, 2023 to $1.6 billion at June 30, 2024.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At June 30, 2024, our allowance for credit losses on loans totaled $10.9 million, or 1.11% of gross loans outstanding, compared to $10.6 million, or 1.12% of gross loans outstanding, at December 31, 2023. The decrease in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to growth in loan balances of one-to-four family residential real estate loans during the first six months of 2024. One-to-four family residential real estate loans have a lower historical loss rate than other types of loans in our portfolio.

As of June 30, 2024 and December 31, 2023, approximately $17.6 million and $7.5 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for credit losses was sufficient to cover expected losses related to such loans at June 30, 2024 and December 31, 2023, respectively.

Loans past due 30-89 days and still accruing interest totaled $1.9 million, or 0.19% of gross loans, at June 30, 2024, compared to $1.6 million, or 0.17% of gross loans, at December 31, 2023. At June 30, 2024, $5.01 million in loans were on non-accrual status, or 0.51% of gross loans, compared to $2.4 million, or 0.25% of gross loans, at December 31, 2023. Non-accrual loans consist of loans 90 or more days past due and certain individually evaluated loans. There were no loans 90 days delinquent and accruing interest at either June 30, 2024 or December 31, 2023.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on CRE and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At June 30, 2024 we had $428,000 of real estate owned compared to $928,000 of real estate owned at December 31, 2023. As of June 30, 2024, real estate owned primarily consisted undeveloped land and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $65.8 million, or 5.0% in total deposits during the first six months of 2024, to $1.3 billion at June 30, 2024. The decrease in deposits was primarily due to a seasonal decrease in our deposit accounts due to public funds and a decrease in brokered deposits.

Non-interest-bearing deposits at June 30, 2024, were $360.6 million, or 28.8% of deposits, compared to $367.1 million, or 27.9% of deposits, at December 31, 2023. Money market and checking deposit accounts were 43.7% of our deposit portfolio and totaled $546.4 million at June 30, 2024, compared to $613.6 million, or 46.6% of deposits, at December 31, 2023. Savings accounts decreased to $151.0 million, or 12.1% of deposits, at June 30, 2024, from $152.4 million, or 11.6% of deposits, at December 31, 2023. Certificates of deposit totaled $192.5 million, or 15.4% of deposits, at June 30, 2024, compared to $183.2 million, or 13.9% of deposits, at December 31, 2023. The increase in certificates of deposit was primarily related to higher brokered certificates of deposits, which increased from $83.2 million at December 31, 2023 to $43.9 million at June 30, 2024.

Overdraft deposits consist of non-interest-bearing deposits, money market and checking deposit accounts with negative balances. These overdraft balances totaled $354,000 at June 30, 2024 and $318,000 as of December 31, 2024 and were presented as loans on the balance sheet.

Total deposits include estimated uninsured deposits of $389.7 million and $197.2 million as of June 30, 2024 and December 31, 2023, respectively. This represents approximately 31.2% of our total deposits at June 30, 2024 and compares favorably with other similar community banking organizations. Over 95% of the Company’s total deposits were considered core deposits at June 30, 2024. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

Certificates of deposit at June 30, 2024, scheduled to mature in one year or less totaled $125.8 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $62.7 million to $161.7 million at June 30, 2024, from $99.0 million at December 31, 2023. The increase in total borrowings was due to an increase in FHLB borrowings. The increase in FHLB borrowings was to fund loan growth and to offset the decline in deposits.

Cash Flows. During the six months ended June 30, 2024, our cash and cash equivalents decreased by $3.2 million. Our operating activities provided net cash of $7.2 million during the first six months of 2024 primarily as a result of net earnings. Our investing activities used net cash of $4.8 million during the first six months of 2024, primarily due to loan growth. Financing activities used net cash of $5.6 million during the first six months of 2024, primarily as a result of a decrease in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $449.2 million at June 30, 2024 and $484.8 million at December 31, 2023. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through pledging or sales of investment securities. While the sale of available-for-sale investment securities would result in losses due to the current interest environment, pledging these securities as collateral would not result in a loss. At June 30, 2024, we had $125.3 million borrowed on our line of credit with the FHLB. At June 30, 2024, we had collateral pledged to the FHLB that would allow us to borrow $256.9 million, subject to FHLB credit requirements and policies. At June 30, 2024, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $52.6 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at June 30, 2024. At June 30, 2024, we had subordinated debentures totaling $21.7 million and $8.7 million of repurchase agreements. At June 30, 2024, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2024, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2024. The Company also borrowed $6.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original $10.0 million of borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.6 million at June 30, 2024.

At June 30, 2024, we had outstanding loan commitments, excluding standby letters of credit, of $211.1 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of June 30, 2024 and December 31, 2023, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of June 30, 2024, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended June 30, 2024, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2024. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the three preceding years. As of June 30, 2024, approximately $1.3 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of June 30, 2024		As of December 31, 2023
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	($6,656)	(15.0%)	($5,924)	(13.8%)
200 basis point rising	($4,490)	(10.1%)	($4,012)	(9.3%)
100 basis point rising	($2,338)	(5.3%)	($2,122)	(4.9%)
100 basis point falling	$552	1.2%	$17	0.0%
200 basis point falling	$135	0.3%	($909)	(2.1%)
300 basis point falling	($649)	(1.5%)	($2,037)	(4.7%)

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve (including potential decreases in rates by the Federal Reserve) including on our net interest income and the value of our security portfolio.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of continued inflationary pressures and supply chain constraints on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The economic impact of past and any future terrorist attacks, acts of war, including the ongoing Israeli-Palestinian conflict and Russian invasion of Ukraine, or threats thereof, and the response of the United States to any such threats and attacks.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters, including any changes in response to the recent failures of other banks and including and any other changes as a result of the upcoming 2024 presidential election or any changes in response to failures of other banks.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	The effects of severe weather, natural disasters, widespread disease or pandemics and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that affects our business adversely.
●	Our ability to successfully integrate acquired businesses and future growth.
●	The costs, effects and outcomes of existing or future litigation.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board, such as the implementation of the Current Expected Credit Loss methodology.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable credit losses and maintain an adequate allowance for credit losses.
●	Fluctuations in the value of securities held in our securities portfolio.
●	Concentrations within our loan portfolio (including CRE loans), large loans to certain borrowers, and large deposits from certain clients.
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure.
●	The level of non-performing assets on our balance sheets.
●	Our ability to raise additional capital if needed.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended June 30, 2024, of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may yet be purchased under the plans (1)

April 1-30, 2024	506	$19.05	506	159,311
May 1-31, 2024	3,795	18.82	3,795	155,516
June 1-30, 2024	-	-	-	155,516
Total	4,301	$18.83	4,301	155,516

(1)	In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares. Unless terminated earlier by resolution of the Board of Directors, the stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. As of June 30, 2023, there were 155,516 shares remaining to purchase under the March 2020 repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 10.1	Landmark Bancorp, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020))
Exhibit 10.2	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020))
Exhibit 10.3	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020))
Exhibit 10.4	Form of Landmark, Inc. 2024 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020))
Exhibit 10.5	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Earnings for three and six months ended June 30, 2024 and June 30, 2023; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and June 30, 2023; (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and June 30, 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30 2023; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 13, 2024	/s/ Abigail M. Wendel
Abigail M. Wendel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

