Form 10-Q
period 2024-09-30
LANDMARK BANCORP INC
filed 2024-11-13
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as November 12, 2024, the issuer had outstanding 5,501,221 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Cash and cash equivalents	$21,211	$27,101
Interest-bearing deposits at other banks	4,363	4,918
Investment securities available-for-sale, at fair value	411,012	452,769
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $91,fair value of $3,131 and $3,049	3,643	3,555
Bank stocks, at cost	7,894	8,123
Loans, net of allowance for credit losses of $11,544 and $10,608	990,242	937,619
Loans held for sale, at fair value	3,250	853
Bank owned life insurance	39,176	38,333
Premises and equipment, net	20,976	19,709
Goodwill	32,377	32,377
Other intangible assets, net	2,729	3,241
Mortgage servicing rights	3,041	3,158
Real estate owned, net	428	928
Accrued interest and other assets	23,309	28,988
Total assets	$1,563,651	$1,561,672

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$360,188	$367,103
Money market and checking	565,629	613,613
Savings	145,825	152,381
Certificates of deposit	203,860	183,154
Total deposits	1,275,502	1,316,251

Federal Home Loan Bank and other borrowings	92,050	64,662
Subordinated debentures	21,651	21,651
Repurchase agreements	9,528	12,714
Accrued interest and other liabilities	25,229	19,480
Total liabilities	1,423,960	1,434,758

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,522,582 and 5,481,407 shares issued at September 30, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	89,532	89,208
Retained earnings	60,549	54,282
Treasury stock, at cost; 21,361 and 3,812 shares at September 30, 2024 and December 31, 2023, respectively	(396)	(75)
Accumulated other comprehensive loss	(10,049)	(16,556)
Total stockholders’ equity	139,691	126,914
Total liabilities and stockholders’ equity	$1,563,651	$1,561,672

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30		September 30
	2024	2023	2024	2023
Interest income:
Loans	$15,933	$13,531	$45,445	$37,530
Investment securities:
Taxable	2,301	2,445	7,088	7,141
Tax-exempt	747	772	2,270	2,333
Interest-bearing deposits at banks	41	46	144	193
Total interest income	19,022	16,794	54,947	47,197
Interest expense:
Deposits	5,830	4,384	16,960	10,375
Federal Home Loan Bank and other borrowings	1,100	1,251	3,149	2,845
Subordinated debentures	416	417	1,246	1,168
Repurchase agreements	72	116	267	403
Total interest expense	7,418	6,168	21,622	14,791
Net interest income	11,604	10,626	33,325	32,406
Provision for credit losses	500	-	800	299
Net interest income after provision for credit losses	11,104	10,626	32,525	32,107
Non-interest income:
Fees and service charges	2,880	2,618	8,032	7,457
Gains on sales of loans, net	704	491	1,864	2,014
Increase in cash surrender value of bank owned life insurance	254	230	747	671
Other	415	313	730	834
Total non-interest income	4,253	3,652	11,373	10,976

Non-interest expense:
Compensation and benefits	5,803	5,811	16,839	16,925
Occupancy and equipment	1,429	1,373	4,113	4,136
Data processing	464	458	1,437	1,478
Amortization of mortgage servicing rights and other intangibles	256	474	924	1,407
Professional fees	573	624	1,869	1,722
Other	2,034	1,989	7,023	5,753
Total non-interest expense	10,559	10,729	32,205	31,421
Earnings before income taxes	4,798	3,549	11,693	11,662
Income tax expense	867	671	1,972	2,065
Net earnings	$3,931	$2,878	$9,721	$9,597
Earnings per share:
Basic (1)	$0.72	$0.53	$1.77	$1.75
Diluted (1)	$0.72	$0.52	$1.77	$1.75
Dividends per share (1)	$0.21	$0.20	$0.63	$0.60

(1)	Per share amounts for the periods ended September 30, 2023 have been adjusted to give effect to the 5% stock dividend issued in December of 2023.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2024	2023	2024	2023

Net earnings	$3,931	$2,878	$9,721	$9,597

Other comprehensive income (loss):
Net unrealized holding (losses) gains on available-for-sale securities	11,477	(12,810)	8,618	(9,639)
Income tax effect on net unrealized holding losses (gains)	(2,812)	3,139	(2,111)	2,362
Other comprehensive income (loss) gains	8,665	(9,671)	6,507	(7,277)

Total comprehensive income (loss)	$12,596	$(6,793)	$16,228	$2,320

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at July 1, 2023	$52	$84,475	$55,498	$-	$(22,672)	$117,353
Net earnings	-	-	2,878	-	-	2,878
Other comprehensive income (loss)	-	-	-	-	(9,671)	(9,671)
Dividends paid ($0.20 per share) (1)	-	-	(1,096)	-	-	(1,096)
Issue of restricted common stock, 17,551 shares	-	-	-	-	-	-
Stock-based compensation	-	93	-	-	-	93
Balance at September 30, 2023	$52	$84,568	$57,280	$-	$(32,343)	$109,557

Balance at July 1, 2024	$55	$89,469	$57,774	$(330)	$(18,714)	$128,254
Net earnings	-	-	3,931	-	-	3,931
Other comprehensive income (loss)	-	-	-	-	8,665	8,665
Dividends paid ($0.21 per share)	-	-	(1,156)	-	-	(1,156)
Issuance of restricted common stock, 36,175 shares	-	-	-	-	-	-
Stock-based compensation	-	63	-	-	-	63
Purchase of 3,338 shares treasury stock	-	-	-	(66)	-	(66)
Balance at September 30, 2024	$55	$89,532	$60,549	$(396)	$(10,049)	$139,691

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend issued in December of 2023.

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at December 31, 2022	$52	$84,273	$52,174	$-	$(25,066)	$111,433
Cumulative effect of change in accounting
principle from implementation of ASU 2016-3	-	-	(1,204)	-	-	(1,204)
Balance at January 1, 2023	$52	$84,273	$50,970	$-	$(25,066)	$110,229
Net earnings	-	-	9,597	-	-	9,597
Other comprehensive income (loss)	-	-	-	-	(7,277)	(7,277)
Dividends paid ($0.60per share) (1)	-	-	(3,287)	-	-	(3,287)
Issue of restricted common stock, 17,551 shares	-	-	-	-	-	-
Stock-based compensation	-	243	-	-	-	243
Exercise of stock options, 2,693 shares	-	52	-	-	-	52
Balance at September 30, 2023	$52	$84,568	$57,280	$-	$(32,343)	$109,557

Balance at January 1, 2024	$55	$89,208	$54,282	$(75)	$(16,556)	$126,914
Net earnings	-	-	9,721	-	-	9,721
Other comprehensive income (loss)	-	-	-	-	6,507	6,507
Dividends paid ($0.63 per share)	-	-	(3,454)	-	-	(3,454)
Issuance of restricted common stock, 41,175 shares	-	-	-	-	-	-
Stock-based compensation	-	324	-	-	-	324
Purchase of 16,367 shares treasury stock	-	-	-	(321)	-	(321)
Balance at September 30, 2024	$55	$89,532	$60,549	$(396)	$(10,049)	$139,691

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend issued in December of 2023.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$9,721	$9,597
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	800	299
Valuation allowance on real estate held for sale	1,108	-
Amortization of investment security premiums, net	(18)	221
Accretion of purchase accounting adjustments	(850)	(750)
Amortization of mortgage servicing rights and other intangibles	924	1,407
Depreciation	987	936
Increase in cash surrender value of bank owned life insurance	(747)	(671)
Stock-based compensation	324	243
Deferred income taxes	(177)	7
Net loss on sales of premises and equipment and foreclosed assets	282	-
Net gains on sales of loans	(1,864)	(2,014)
Proceeds from sales of loans	64,500	69,747
Origination of loans held for sale	(65,328)	(67,472)
Changes in assets and liabilities:
Accrued interest and other assets	(183)	(625)
Accrued expenses, taxes, and other liabilities	5,849	445
Net cash provided by operating activities	15,328	11,370
Cash flows from investing activities:
Net increase in loans	(52,761)	(86,015)
Net change in interest-bearing deposits at banks	555	3,166
Maturities and prepayments of investment securities	54,193	41,250
Purchases of investment securities	(3,800)	(18,647)
Redemption of bank stocks	11,956	8,564
Purchase of bank stocks	(11,727)	(11,103)
Premiums paid on bank owned life insurance	(96)	(96)
Proceeds from sales of premises and equipment and foreclosed assets	2,998	-
Purchases of premises and equipment, net	(2,214)	(520)
Net cash used in investing activities	(896)	(63,401)
Cash flows from financing activities:
Net (decrease) increase in deposits	(40,749)	7,374
Federal Home Loan Bank advance borrowings	595,463	560,546
Federal Home Loan Bank advance repayments	(567,077)	(494,179)
Proceeds from other borrowings	360	-
Repayments on other borrowings	(1,358)	(998)
Change in repurchase agreements	(3,186)	(16,812)
Proceeds from exercise of stock options	-	52
Payment of dividends	(3,454)	(3,287)
Purchase of treasury stock	(321)	-
Net cash (used in) provided by financing activities	(20,322)	52,696
Net (decrease) increase in cash and cash equivalents	(5,890)	665
Cash and cash equivalents at beginning of period	27,101	23,156
Cash and cash equivalents at end of period	$21,211	$23,821

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
(Dollars in thousands)	September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$628	$-
Cash paid for interest	21,371	13,641
Cash paid for operating leases	128	118

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2024, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three and nine month interim period ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Investments

A summary of the Company’s investment securities classified as available-for-sale and held-to-maturity as of September 30, 2024 and December 31, 2023 is as follows:

(Dollars in thousands)	As of September 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$85,457	$1	$(1,705)	$83,753
Municipal obligations, tax exempt	114,184	94	(2,152)	112,126
Municipal obligations, taxable	76,753	723	(2,347)	75,129
Agency mortgage-backed securities	147,928	421	(8,345)	140,004
Total available-for-sale	$424,322	$1,239	$(14,549)	$411,012

Held-to-maturity:
Other	$3,643	$-	$(512)	$3,131
Total held-to-maturity	$3,643	$-	$(512)	$3,131

	As of December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$99,340	$-	$(3,673)	$95,667
Municipal obligations, tax exempt	122,775	186	(2,338)	120,623
Municipal obligations, taxable	82,926	225	(4,068)	79,083
Agency mortgage-backed securities	169,656	247	(12,507)	157,396
Total available-for-sale	$474,697	$658	$(22,586)	$452,769

Held-to-maturity:
Other	$3,555	$-	$(506)	$3,049
Total held-to-maturity	$3,555	$-	$(506)	$3,049

The amortized cost of the above held-to-maturity investment securities has been further reduced by the allowance for credit losses of $91,000 at both September 30, 2024 and December 31, 2023.

The tables above show that some of the securities in the Company’s available-for-sale and held-to-maturity investment portfolios had unrealized losses, or were temporarily impaired, as of both September 30, 2024 and December 31, 2023. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2024 and December 31, 2023 along with the length of time each category of securities has been in a continuous loss position:

		As of September 30, 2024
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	45	$1,764	$(4)	$81,295	$(1,701)	$83,059	$(1,705)
Municipal obligations, tax exempt	231	13,705	(97)	82,828	(2,055)	96,533	(2,152)
Municipal obligations, taxable	76	-	-	47,358	(2,347)	47,358	(2,347)
Agency mortgage-backed securities	96	-	-	114,329	(8,345)	114,329	(8,345)
Total for available-for-sale	448	$15,469	$(101)	$325,810	$(14,448)	$341,279	$(14,549)

		As of December 31, 2023
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	47	$1,129	$(7)	$93,833	$(3,666)	$94,962	$(3,673)
Municipal obligations, tax exempt	229	31,468	(337)	64,962	(2,001)	96,430	(2,338)
Municipal obligations, taxable	110	17,278	(151)	52,212	(3,917)	69,490	(4,068)
Agency mortgage-backed securities	100	6,480	(68)	128,512	(12,439)	134,992	(12,507)
Total for available-for-sale	486	56,355	(563)	339,519	(22,023)	395,874	(22,586)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury (“U.S. treasury”). The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the available-for-sale U.S. treasury securities identified in the table above were temporarily impaired as of September 30, 2024 and December 31, 2023.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of September 30, 2024, the Company did not intend to sell and it was more likely than not that the Company would not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of September 30, 2024 and December 31, 2023.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of September 30, 2024 and December 31, 2023.

The Company’s other investment securities portfolio consists of seven subordinated debentures issued by financial institutions. These investment securities were acquired in the Freedom Bank acquisition in 2022 and classified as held-to-maturity. The securities were issued in 2021 and 2022 with a 10 year maturity and a fixed rate for five years. The securities are callable after the end of the fixed rate term, beginning September 3, 2026. The following table provides information regarding the Company’s allowance for credit losses related to held-to-maturity investment securities:

	Nine months ended
	September 30,
(Dollars in thousands)	2024	2023
Balance at January 1,	$91	$-
Impact of adopting ASC 326	-	72
Provision for credit losses	-	19
Balance at September 30,	$91	$91

The table below sets forth the amortized cost and fair value of investment securities at September 30, 2024. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
	cost	fair value
Available-for-sale:
Due in less than one year	$49,872	$49,319
Due after one year but within five years	237,634	228,782
Due after five years but within ten years	98,484	95,207
Due after ten years	38,332	37,704
Total available-for-sale	$424,322	$411,012

Held-to-maturity:
Due after one year but within five years	3,643	3,131
Total held-to-maturity	$3,643	$3,131

The Company did not record any sales of available-for-sale securities during the nine months ended September 30, 2024 or 2023.

Securities with carrying values of $343.7 million and $380.4 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at September 30, 2024 and December 31, 2023, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

3. Loans and Allowance for Credit Losses

Loans consisted of the following as of the dates indicated below:

	September 30,	December 31,
(Dollars in thousands)	2024	2023

One-to-four family residential real estate loans	$344,380	$302,544
Construction and land loans	23,454	21,090
Commercial real estate loans	324,016	320,962
Commercial loans	181,652	180,942
Agriculture loans	91,986	89,680
Municipal loans	7,098	4,507
Consumer loans	29,263	28,931
Total gross loans	1,001,849	948,656
Net deferred loan fees and loans in process	(63)	(429)
Allowance for credit losses	(11,544)	(10,608)
Loans, net	$990,242	$937,619

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology:

	Three and nine months and six months ended September 30, 2024
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at July 1, 2024	$2,020	$220	$4,515	$2,778	$1,118	$55	$197	$10,903
Charge-offs	-	-	-	(22)	-	-	(131)	(153)
Recoveries	-	45	-	8	54	-	37	144
Provision for credit losses	(30)	(109)	38	611	50	2	88	650
Balance at September 30, 2024	$1,990	$156	$4,553	$3,375	$1,222	$57	$191	$11,544

Allowance for credit losses:
Balance at January 1, 2024	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608
Charge-offs	-	-	-	(105)	-	-	(308)	(413)
Recoveries	-	245	-	28	54	12	110	449
Provision for credit losses	(45)	(239)	112	889	(22)	30	175	900
Balance at September 30, 2024	$1,990	$156	$4,553	$3,375	$1,222	$57	$191	$11,544

	Three and nine months ended September 30, 2023
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at July 1, 2023	$1,852	$161	$4,373	$2,710	$1,134	$16	$203	$10,449
Charge-offs	-	-	-	(44)	-	-	(98)	(142)
Recoveries	-	626	-	9	1	-	27	663
Provision for credit losses	38	(641)	81	469	(45)	(1)	99	-
Balance at September 30, 2023	$1,890	$146	$4,454	$3,144	$1,090	$15	$231	$10,970

Allowance for credit losses:
Balance at January 1, 2023	$655	$117	$3,158	$2,753	$1,966	$5	$137	$8,791
Impact of adopting ASC 326	1,022	49	1,063	145	(824)	11	57	1,523
Charge-offs	-	-	-	(151)	-	-	(257)	(408)
Recoveries	-	626	-	28	74	-	86	814
Provision for credit losses	213	(646)	233	369	(126)	(1)	208	250
Balance at September 30, 2023	$1,890	$146	$4,454	$3,144	$1,090	$15	$231	$10,970

The Company recorded net loan charge-offs of $9,000 during the third quarter of 2024, compared to net loan recoveries of $521,000 during the third quarter of 2023. The Company recorded net loan recoveries of $36,000 during the nine months ended September 30, 2024, compared to net loan recoveries of $406,000 during the nine months ended September 30, 2023.

The following table presents information regarding non-accrual and loans past due over 89 days and still accruing as of the dates indicated:

(Dollars in thousands)	As of September 30, 2024
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$76	$-	$-
Commercial real estate loans	788	-	-
Commercial loans	8,623	2,843	-
Agriculture loans	1,085	-	-
Total loans	$10,572	$2,843	$-

(Dollars in thousands)	As of December 31, 2023
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$161	$31	$-
Commercial loans	363	1,517	-
Agriculture loans	295	-	-
Consumer loans	24	-	-
Total loans	$843	$1,548	$-

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following table presents information regarding the amortized cost basis and collateral type of collateral-dependent loans as of the dates indicated:

(Dollars in thousands)	As of September 30, 2024
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$76	First mortgage on residential real estate
Construction and land loans	189	First mortgage on residential or commercial real estate
Commercial real estate loans	1,972	First mortgage on commercial real estate
Commercial loans	11,626	Accounts receivable, equipment and real estate
Agriculture loans	1,517	Crops, livestock, machinery and real estate
Total loans	$15,380

(Dollars in thousands)	As of December 31, 2023
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$192	First mortgage on residential real estate
Construction and land loans	192	First mortgage on residential or commercial real estate
Commercial real estate loans	1,205	First mortgage on commercial real estate
Commercial loans	2,054	Accounts receivable, equipment and real estate
Agriculture loans	682	Crops, livestock, machinery and real estate
Consumer loans	24	Personal property or second mortgages on real estate
Total loans	$4,349

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at either September 30, 2024 or December 31, 2023.

The following tables present information regarding the Company’s past due and non-accrual loans by loan class, as of the dates indicated:

(Dollars in thousands)	As of September 30, 2024
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$-	$59	$-	$59	$76	$135	$344,245
Construction and land loans	-	13	-	13	-	13	23,441
Commercial real estate loans	-	-	-	-	788	788	323,228
Commercial loans	2,589	1,031	-	3,620	11,466	15,086	166,566
Agriculture loans	3,518	-	-	3,518	1,085	4,603	87,383
Municipal loans	-	-	-	-	-	-	7,098
Consumer loans	76	16	-	92	-	92	29,171
Total	$6,183	$1,119	$-	$7,302	$13,415	$20,717	$981,132
Percent of gross loans	0.62%	0.11%	0.00%	0.73%	1.34%	2.07%	97.93%

(Dollars in thousands)	As of December 31, 2023
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$85	$247	$-	$332	$192	$524	$302,020
Construction and land loans	-	-	-	-	-	-	21,090
Commercial real estate loans	153	-	-	153	-	153	320,809
Commercial loans	399	332	-	731	1,880	2,611	178,331
Agriculture loans	256	-	-	256	295	551	89,129
Municipal loans	-	-	-	-	-	-	4,507
Consumer loans	110	-	-	110	24	134	28,797
Total	$1,003	$579	$-	$1,582	$2,391	$3,973	$944,683
Percent of gross loans	0.11%	0.06%	0.00%	0.17%	0.25%	0.42%	99.58%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the nine months ended September 30, 2024 and 2023 would have increased interest income by $244,000 and $75,000, respectively. No interest income related to non-accrual loans was included in interest income for the three and nine months ended September 30, 2024 and 2023.

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

The following table presents information regarding the Company’s risk category of loans by type and year of origination, as of the dates indicated:

(Dollars in thousands)	As of September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$69,036	$87,966	$77,175	$38,548	$28,686	$36,751	$6,009	$133	$344,304
Classified	-	-	-	-	-	76	-	-	76
Total	$69,036	$87,966	$77,175	$38,548	$28,686	$36,827	$6,009	$133	$344,380
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$4,264	$11,468	$1,951	$1,722	$2,594	$1,353	$102	$-	$23,454
Classified	-	-	-	-	-	-	-	-	-
Total	$4,264	$11,468	$1,951	$1,722	$2,594	$1,353	$102	$-	$23,454
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$39,708	$43,771	$69,510	$54,452	$42,825	$68,946	$1,744	$89	321,045
Classified	879	-	-	477	-	1,615	-	-	2,971
Total	$40,587	$43,771	$69,510	$54,929	$42,825	$70,561	$1,744	$89	$324,016
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$21,221	$25,133	$25,238	$10,657	$8,622	$2,687	$65,215	$106	$158,879
Classified	2,884	10,609	1,932	55	3,993	34	2,003	1,263	22,773
Total	$24,105	$35,742	$27,170	$10,712	$12,615	$2,721	$67,218	$1,369	$181,652
Gross charge-offs	$-	$-	$16	$86	$3	$-	$-	$-	$105
Agriculture loans
Nonclassified	$14,372	$3,839	$9,061	$3,887	$3,427	$14,533	$41,549	$233	$90,901
Classified	-	182	241	402	9	86	165	-	1,085
Total	$14,372	$4,021	$9,302	$4,289	$3,436	$14,619	$41,714	$233	$91,986
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$-	$5,551	$97	$-	$-	$1,450	$-	$-	$7,098
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$5,551	$97	$-	$-	$1,450	$-	$-	$7,098
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$2,918	$3,483	$717	$1,139	$695	$3,257	$17,035	$19	$29,263
Classified	-	-	-	-	-	-	-	-	-
Total	$2,918	$3,483	$717	$1,139	$695	$3,257	$17,035	$19	$29,263
Gross charge-offs	$275	$7	$1	$-	$-	$-	$25	$-	$308
Total loans
Nonclassified	$151,519	$181,211	$183,749	$110,405	$86,849	$128,977	$131,654	$580	$974,944
Classified	3,763	10,791	2,173	934	4,002	1,811	2,168	1,263	26,905
Total	$155,282	$192,002	$185,922	$111,339	$90,851	$130,788	$133,822	$1,843	$1,001,849
Gross charge-offs for the nine months ending September 30, 2024	$275	$7	$17	$86	$3	$-	$25	$-	$413

(Dollars in thousands)	As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$95,290	$84,718	$42,533	$32,081	$12,776	$29,694	$5,097	$163	$302,352
Classified	$-	$-	$-	$-	$-	$192	$-	$-	$192
Total	$95,290	$84,718	$42,533	$32,081	$12,776	$29,886	$5,097	$163	$302,544
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,283	$5,267	$5,367	$2,665	$916	$492	$100	$-	$21,090
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$6,283	$5,267	$5,367	$2,665	$916	$492	$100	$-	$21,090
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$41,644	$77,427	$58,327	$50,744	$30,551	$57,502	$3,017	$92	$319,304
Classified	$-	$-	$481	$22	$180	$975	$-	$-	$1,658
Total	$41,644	$77,427	$58,808	$50,766	$30,731	$58,477	$3,017	$92	$320,962
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$38,818	$32,764	$16,747	$15,511	$2,514	$4,386	$61,046	$4,121	$175,907
Classified	$226	$2,000	$158	$460	$57	$-	$1,952	$182	$5,035
Total	$39,044	$34,764	$16,905	$15,971	$2,571	$4,386	$62,998	$4,303	$180,942
Gross charge-offs	$-	$28	$407	$44	$-	$-	$-	$-	$479
Agriculture loans
Nonclassified	$7,862	$11,718	$4,864	$4,092	$3,902	$12,114	$44,352	$214	$89,118
Classified	$-	$16	$171	$-	$131	$113	$131	$-	$562
Total	$7,862	$11,734	$5,035	$4,092	$4,033	$12,227	$44,483	$214	$89,680
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$2,774	$128	$-	$-	$-	$1,605	$-	$-	$4,507
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$2,774	$128	$-	$-	$-	$1,605	$-	$-	$4,507
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$4,705	$1,332	$1,340	$1,380	$1	$4,906	$15,221	$21	$28,906
Classified	$-	$-	$-	$-	$-	$-	$25	$-	$25
Total	$4,705	$1,332	$1,340	$1,380	$1	$4,906	$15,246	$21	$28,931
Gross charge-offs	$-	$-	$3	$-	$-	$-	$368	$-	$371
Total loans
Nonclassified	$197,376	$213,354	$129,178	$106,473	$50,660	$110,699	$128,833	$4,611	$941,184
Classified	$226	$2,016	$810	$482	$368	$1,280	$2,108	$182	$7,472
Total	$197,602	$215,370	$129,988	$106,955	$51,028	$111,979	$130,941	$4,793	$948,656
Gross charge-offs for the year ending December 31, 2023	$-	$28	$410	$44	$-	$-	$368	$-	$850

The following table provides information regarding the Company’s allowance for credit losses related to unfunded loan commitments for the periods indicated:

	Three months ended		Nine months ended
(dollars in thousands)	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$300	200	$250	170
Provision for credit losses	(150)	-	(100)	30
Balance at end of period	$150	$200	$150	$200

The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three or nine months ended September 30, 2024. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2023. The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023 by class, type of modification and includes the financial effect of the modification.

(Dollars in thousands)	As of September 30, 2023
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$145	0.1%	90 day payment deferral

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2023 concluded that its goodwill was not impaired. Based on that test and current conditions, as of September 30, 2024, the Company concluded it was more likely than not that its goodwill was not impaired.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization as of the dates indicated is presented in the following table:

(Dollars in thousands)	As of September 30, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(1,441)	$2,729

(Dollars in thousands)	As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(929)	$3,241

The following table sets forth estimated amortization expense for core deposit and intangible assets for the remainder of 2024 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2024	$151
2025	588
2026	512
2027	436
2028	360
2029	284
Thereafter	398
Total	$2,729

5. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	September 30,	December 31,
	2024	2023
FHLMC	$635,359	$659,488
FHLB	27,915	28,621
Total	$663,274	$688,109

Custodial escrow balances maintained in connection with serviced loans were $10.0 million and $5.0 million at September 30, 2024 and December 31, 2023, respectively. Custodial escrow balances are included in the deposit balances on the balance sheet. Gross service fee income related to such loans was $425,000 and $450,000 for the three months ended September 30, 2024 and 2023, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $1.3 million for both the nine months ended September 30, 2024 and 2023, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights for the periods indicated was as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2024	2023	2024	2023
Mortgage servicing rights:
Balance at beginning of period	$2,997	$3,514	$3,158	$3,813
Additions	129	130	295	370
Amortization	(85)	(276)	(412)	(815)
Balance at end of period	$3,041	$3,368	$3,041	$3,368

The fair value of mortgage servicing rights was $8.8 million and $9.5 million at September 30, 2024 and December 31, 2023, respectively. Fair value at September 30, 2024 was determined using discount rate of 10.0%; prepayment speeds ranging from 6.00% to 31.67%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.82%. Fair value at December 31, 2023 was determined using discount rates at 10.0%; prepayment speeds ranging from 6.00% to 26.87%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.65%.

The Company had a mortgage repurchase reserve of $140,000 at September 30, 2024 and $159,000 at December 31, 2023, which represented the Company’s best estimate at those dates of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged $17,000 of losses against the reserve during the three months ended September 30, 2024 and $19,000 of losses against the reserve during nine months ended September 30, 2024. The Company charged $84,000 of losses against the reserve during the three months ended September 30, 2023 and $105,000 of losses against the reserve during the nine months ended September 30,2023. As of September 30, 2024, the Company had no outstanding mortgage repurchase requests.

6. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share included the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for both the three and nine months ended September 30, 2024, excluded 197,858 of unexercised stock options, because their inclusion would have been anti-dilutive during such periods. The diluted earnings per share computation for both the three and nine months ended September 30, 2023, excluded 136,930 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid November 27, 2024, to common stockholders of record as of the close of business on November 13, 2024. The Board of Directors also declared a 5% stock dividend issuable December 16, 2024 to common stockholders of record as of the close of business on December 2, 2024. The shares used in the calculation of basic and diluted earnings per share for the periods indicated are shown below:

	Three months ended		Nine months ended
(Dollars in thousands, except per share amounts)	September 30,		September 30,
	2024	2023	2024	2023
Net earnings	$3,931	$2,878	$9,721	$9,597

Weighted average common shares outstanding - basic (1)	5,490,808	5,479,909	5,477,453	5,476,703
Assumed exercise of stock options (1)	4,920	2,724	4,003	4,567
Weighted average common shares outstanding - diluted (1)	5,495,728	5,482,633	5,481,456	5,481,270
Earnings per share (1):
Basic	$0.72	$0.53	$1.77	$1.75
Diluted	$0.72	$0.52	$1.77	$1.75

(1)	Share and per share values for the periods ended September 30, 2023 have been adjusted to give effect to the 5% stock dividend paid during December 2023.

7. Federal Home Loan Bank Borrowings and Other Borrowings

The Bank has a line of credit, renewable annually each September, with the Federal Home Loan Bank (“FHLB’) under which there were $86.4 million of borrowings at September 30, 2024 and $58.0 million at December 31, 2023. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (5.04% at September 30, 2024). The Company had no letters of credit issued through the FHLB at September 30, 2024 compared to $20.0 million letters of credit December 31, 2023 to secure municipal deposits. The Company did not have any term advances from FHLB at September 30, 2024 or December 31, 2023.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At September 30, 2024 and December 31, 2023, there were blanket pledges of loans and securities to the FHLB totaling $391.2 million and $328.7 million, respectively. At September 30, 2024 and December 31, 2023, the Bank’s total borrowing capacity with the FHLB was approximately $272.2 million and $232.3 million, respectively. At September 30, 2024 and December 31, 2023, the Bank’s available borrowing capacity was $184.5 million and $153.1 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

At September 30, 2024, the Bank had no borrowings through the Federal Reserve discount window, while its borrowing capacity with the Federal Reserve was $54.0 million.

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2025, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, the Company borrowed $10.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2024 and December 31, 2023. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $5.7 million and $6.6 million at September 30, 2024 and December 31, 2023, respectively.

8. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $9.5 million at September 30, 2024 and $12.7 million at December 31, 2023, which were secured by $13.9 million and $23.7 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements as of the dates indicated:

	As of September 30, 2024
(dollars in thousands)	Overnight and	Up to		Greater than
	Continuous	30 days	30-90 days	90 days	Total
Repurchase agreements:
U.S. treasury securities	$9,528	$-	$-	$-	$9,528
Total	$9,528	$-	$-	$-	$9,528

	As of December 31, 2023
(dollars in thousands)	Overnight and	Up to		Greater than
	Continuous	30 days	30-90 days	90 days	Total
Repurchase agreements:
U.S. treasury securities	$12,714	$-	$-	$-	$12,714
Total	$12,714	$-	$-	$-	$12,714

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

9.Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. Items outside the scope of ASC 606 are noted as such.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,
	2024	2023	2024	2023
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$1,066	$1,021	$3,019	$2,850
Other	526	318	1,233	792
Interchange income	765	756	2,226	2,298
Loan servicing fees (1)	425	450	1,293	1,344
Office lease income (1)	20	147	108	365
Gains on sales of loans (1)	704	491	1,864	2,014
Bank owned life insurance income (1)	254	230	747	671
Gains (losses) on sales of premises and equipment and foreclosed assets	273	-	264	-
Other	220	239	619	642
Total non-interest income	$4,253	$3,652	$11,373	$10,976

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first nine months of 2024 or 2023.

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

Fair value estimates of the Company’s financial instruments as of September 30, 2024 and December 31, 2023, including methods and assumptions utilized, are set forth below:

	As of September 30, 2024
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$21,211	$21,211	$-	$-	$21,211
Interest-bearing deposits at other banks	4,363	-	4,363	-	4,363
Investment securities available-for-sale	411,012	83,753	327,259	-	411,012
Investment securities held-to-maturity	3,643	-	3,131	-	3,131
Bank stocks, at cost	7,894	n/a	n/a	n/a	n/a
Loans, net	990,242	-	-	981,755	981,755
Loans held for sale	3,250	-	3,250	-	3,250
Mortgage servicing rights	3,041	-	8,799	-	8,799
Accrued interest receivable	6,953	219	1,888	4,846	6,953
Derivative financial instruments	318	-	318	-	318

Financial liabilities:
Non-maturity deposits	$(1,071,642)	$(1,071,642)	$-	$-	$(1,071,642)
Certificates of deposit	(203,860)	-	(203,299)	-	(203,299)
FHLB and other borrowings	(92,050)	-	(91,872)	-	(91,872)
Subordinated debentures	(21,651)	-	(18,564)	-	(18,564)
Repurchase agreements	(9,528)	-	(9,528)	-	(9,528)
Accrued interest payable	(2,231)	-	(2,231)	-	(2,231)
Derivative financial instruments	(45)	-	(45)	-	(45)

	As of December 31, 2023
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$27,101	$27,101	$-	$-	$27,101
Interest-bearing deposits at other banks	4,918	-	4,918	-	4,918
Investment securities available-for-sale	452,769	95,667	357,102	-	452,769
Investment securities held-to-maturity	3,555	-	3,049	-	3,049
Bank stocks, at cost	8,123	n/a	n/a	n/a	n/a
Loans, net	937,619	-	-	920,984	920,984
Loans held for sale	853	-	853	-	853
Mortgage servicing rights	3,158	-	9,498	-	9,498
Accrued interest receivable	7,341	327	2,280	4,734	7,341
Derivative financial instruments	114	-	114	-	114

Financial liabilities:
Non-maturity deposits	$(1,133,097)	$(1,133,097)	$-	$-	$(1,133,097)
Certificates of deposit	(183,154)	-	(181,655)	-	(181,655)
FHLB and other borrowings	(64,662)	-	(65,478)	-	(65,478)
Subordinated debentures	(21,651)	-	(18,906)	-	(18,906)
Repurchase agreements	(12,714)	-	(12,714)	-	(12,714)
Accrued interest payable	(1,979)	-	(1,979)	-	(1,979)
Derivative financial instruments	(14)	-	(14)	-	(14)

Transfers

The Company did not transfer any assets or liabilities among levels during the nine months ended September 30, 2024 or during the year ended December 31, 2023.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of September 30, 2024
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$83,753	$83,753	$-	$-
Municipal obligations, tax exempt	112,126	-	112,126	-
Municipal obligations, taxable	75,129	-	75,129	-
Agency mortgage-backed securities	140,004	-	140,004	-
Loans held for sale	3,250	-	3,250	-
Derivative financial instruments	318	-	318	-
Liability:
Derivative financial instruments	(45)	-	(45)	-

		As of December 31, 2023
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$95,667	$95,667	$-	$-
Municipal obligations, tax exempt	120,623	-	120,623	-
Municipal obligations, taxable	79,083	-	79,083	-
Agency mortgage-backed securities	157,396	-	157,396	-
Loans held for sale	853	-	853	-
Derivative financial instruments	114	-	114	-
Liability:
Derivative financial instruments	(14)	-	(14)	-

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

Changes in the fair value of available-for-sale securities are included in other comprehensive income to the extent the changes are not considered to be credit related which would instead result in a credit loss reserve. The Company evaluates any potential credit losses on available-for-sale securities on a quarterly basis and credit losses identified on individual securities result in a write-down of the relevant security’s cost basis.

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

The aggregate fair value, contractual balance (including accrued interest), and gains on loans held for sale as of September 30, 2024 and December 31, 2023 were as follows:

	As of	As of
	September 30,	December 31,
(Dollars in thousands)	2024	2023
Aggregate fair value	$3,250	$853
Contractual balance	3,204	848
Gain	$46	$5

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Total change in fair value	$(42)	$(143)	$173	$13

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional allowance and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $15.4 million at September 30, 2024 and $4.3 million at December 31, 2023. The Company’s individually evaluated loans with an allowance for credit losses was $2.9 million and $1.5 million, with an allocated allowance of $726,000 and $311,000, at September 30, 2024 and December 31, 2023, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of September 30, 2024
Individual evaluated loans:
Commercial	$2,208	Sales comparison	Adjustment to comparable value	0%-30%

As of December 31, 2023
Individual evaluated loans:
One-to-four family residential real estate	$31	Sales comparison	Adjustment to appraised value	7%
Commercial	1,386	Sales comparison	Adjustment to comparable value	0%-50%
Real estate owned:
One-to-four family residential real estate	266	Sales comparison	Adjustment to appraised value	10%

11. Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of September 30, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of September 30, 2024
Leverage	$137,179	8.88%	$61,784	4.0%
Common Equity Tier 1 Capital	116,179	10.69%	76,096	7.0%
Tier 1 Capital	137,179	12.62%	92,402	8.5%
Total Risk Based Capital	148,362	13.65%	114,143	10.5%

As of December 31, 2023
Leverage	$130,625	8.41%	$62,116	4.0%
Common Equity Tier 1 Capital	109,625	10.39%	73,854	7.0%
Tier 1 Capital	130,625	12.38%	89,680	8.5%
Total Risk Based Capital	140,671	13.33%	110,781	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements as of September 30, 2024 and December 31, 2023:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of September 30, 2024
Leverage	$138,502	8.99%	$61,600	4.0%	$77,000	5.0%
Common Equity Tier 1 Capital	138,502	12.75%	76,037	7.0%	70,606	6.5%
Tier 1 Capital	138,502	12.75%	92,331	8.5%	86,900	8.0%
Total Risk Based Capital	149,685	13.78%	114,056	10.5%	108,625	10.0%

As of December 31, 2023
Leverage	$134,422	8.68%	$61,951	4.0%	$77,439	5.0%
Common Equity Tier 1 Capital	134,422	12.74%	73,833	7.0%	68,560	6.5%
Tier 1 Capital	134,422	12.74%	89,655	8.5%	84,381	8.0%
Total Risk Based Capital	144,468	13.70%	110,750	10.5%	105,476	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty nine additional branch offices in central, eastern, southeast and southwest Kansas, one loan production office in Kansas City, Missouri and our ownership of Landmark Risk Management, Inc. On October 1, 2022, the Company completed its acquisition of Freedom Bancshares, Inc., the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operated out of a single location in Overland Park, Kansas.

In October 2024, we declared our 93rd consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, our future dividend practice is dependent upon the performance of the economy and the Company’s overall performance. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at September 30, 2024. In October 2024, we also declared a 5% stock dividend. The stock dividend will be issued on December 16, 2024. This is the 24th consecutive year that the Company has issued a 5% stock dividend.

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

Summary of Results. During the third quarter of 2024, we recorded net earnings of $3.9 million, which was an increase of $1.1 million, or 36.6%, from net earnings of $2.9 million in the third quarter of 2023. During the first nine months of 2024, we recorded net earnings of $9.7 million, which was an increase of $124,000, or 1.3%, from net earnings of $9.6 million during the first nine months of 2023. The increase in net earnings during 2024 was primarily related to an increase in net interest income and non-interest income.

The following table summarizes earnings and key performance measures as of or for the periods presented:

	As of or for the		As of or for the
(Dollars in thousands, except per share amounts)	three months ended September 30,		nine months ended June 30,
	2024	2023	2024	2023
Net earnings:
Net earnings	$3,931	$2,878	$9,721	$9,597
Basic earnings per share (1)	$0.72	$0.53	$1.77	$1.75
Diluted earnings per share (1)	$0.72	$0.52	$1.77	$1.75
Earnings ratios:
Return on average assets (2)	1.00%	0.74%	0.84%	0.84%
Return on average equity (2)	11.82%	9.87%	10.18%	11.13%
Equity to total assets	8.93%	7.03%	8.93%	7.03%
Net interest margin (2) (3)	3.30%	3.06%	3.21%	3.19%
Dividend payout ratio	29.17%	38.08%	35.59%	34.24%

(1) Per share values for the periods ended September 30, 2023 have been adjusted to give effect to the 5% dividend paid during 2023.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $19.0 million for the quarter ended September 30, 2024 represented an increase of $2.2 million, or 13.3%, compared to the same period of 2023. Interest income on loans increased $2.4 million, or 17.8%, to $15.9 million for the quarter ended September 30, 2024, compared to the same period of 2023 due to higher yields and average balances. Our yields increased from 5.93% in the third quarter of 2023 to 6.43% in the third quarter of 2024. The increase in interest income on loans was also driven by an increase in average loan balances which increased from $906.3 million in the third quarter of 2023 to $985.7 million in the third quarter of 2024. Interest income on investment securities decreased $169,000, or 5.3%, to $3.0 million for the third quarter of 2024, as compared to $3.2 million in the same period of 2023. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances of investment securities which decreased from $486.7 million in the third quarter of 2023 to $428.3 million in the third quarter of 2024. Partially offsetting the lower average balances was in increase in yields, which increased from 2.77% in the third quarter of 2024 to 2.99% in the third quarter of 2024.

Interest income of $54.9 million for the nine months ended September 30, 2024 represented an increase of $7.8 million, or 16.4%, compared to the same period of 2023. Interest income on loans increased $7.9 million, or 21.1%, to $45.4 million for the nine months ended September 30, 2024 compared to the same period of 2023, due to an increase in our average loan balances, which increased from $877.0 million during the first nine months of 2023 to $962.3 million during the first nine months of 2024. Also contributing to higher interest income were higher yields on loans, which increased from 5.72% in the nine months ended September 30, 2023 to 6.31% during the nine months ended September 30, 2024. Interest income on investment securities decreased $116,000, or 1.2%, to $9.4 million for the first nine months of 2024, as compared to $9.5 million in the same period of 2023. The decrease in interest income on investment securities was the result of a decrease on average balances of investment securities which decreased from $493.9 million in the first nine months of 2023 to $440.7 million in the same period of 2024. Partially offsetting the lower average balances was an increase in yields, which increased from 2.72% in the first nine months of 2023 to 2.99% in the same period of 2024.

Interest Expense. Interest expense during the quarter ended September 30, 2024 increased $1.3 million to $7.4 million, as compared to the same period of 2023. Interest expense on interest-bearing deposits increased $1.4 million to $5.8 million for the quarter ended September 30, 2024, as compared to the same period of 2023. Our total cost of interest-bearing deposits increased from 1.93% in the third quarter of 2023 to 2.48% in the third quarter of 2024 as a result of higher rates and increased competition for deposits. Also contributing to higher interest expense was an increase in average interest-bearing deposit balances, which increased from $902.7 million in the third quarter of 2023 to $936.2 million in the third quarter of 2024. For the third quarter of 2024, interest expense on borrowings decreased $196,000 to $1.6 million, as compared to the same period of 2023 due to a decrease in our average borrowings and repurchase agreements which decreased $16.1 million from the third quarter of 2023 to the third quarter of 2024. Partially offsetting the decrease in average borrowing was an increase in rates, which increased from 5.60% in the third quarter of 2023 to 5.72% in the same period of 2024.

Interest expense during the nine months ended September 30, 2024 increased $6.8 million to $21.6 million, as compared to the same period of 2023. Interest expense on interest-bearing deposits increased $6.6 million to $17.0 million for the nine months ended September 30, 2024, as compared to the same period of 2023. The increase in interest expense on interest-bearing deposits was the result of higher rates as our cost of interest-bearing deposits increased from 1.57% in the first nine months of 2023 to 2.42% in the same period of 2024. The increase in interest expense on deposits was also due to an increase in average interest-bearing deposit balances, which increased from $886.2 million in the first nine months of 2023 to $936.0 million in the same period of 2024. For the first nine months of 2024, interest expense on borrowings increased $246,000, to $4.7 million as compared to the same period of 2023, due primarily to an increase in rates, which increased from 5.26% in the first nine months of 2023 to 5.75% in the same period of 2024. Partially offsetting the increase in interest expense on borrowings was a decrease in our average outstanding borrowings which decreased from $112.3 million in the first nine months of 2023 to $108.4 million in the first nine months of 2024.

Net Interest Income. Net interest income increased $978,000, or 9.2%, to $11.6 million for the third quarter of 2024 compared to the same period of 2023. The increase in net interest income was primarily a result of an increase in interest income on loans, partially offset by higher interest expense and a decrease in interest income on investment securities. The accretion of purchase accounting adjustments increased net interest income by $282,000 in the third quarter of 2023 compared to an increase of $336,000 in the third quarter of 2024, and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, the increase in interest rates raised the yields on our interest-earning assets and the cost of our interest-bearing liabilities. Net interest margin, on a tax-equivalent basis, was 3.06% in the third quarter of 2023, compared to 3.30% in the third quarter of 2024. Lower interest rates may not result in a higher net interest margin as a result of increased competition for loans and deposits.

Net interest income increased $919,000, or 2.8%, to $33.3 million for the first nine months of 2024 compared to the same period of 2023. The increase in net interest income was primarily a result of an increase in interest income on loans, partially offset by higher interest expense and a decrease in interest income on investment securities. The accretion of purchase accounting adjustments increased net interest income by $750,000 in the first nine months of 2023 compared to an increase of $850,000, in the first nine months of 2024 and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Net interest margin, on a tax-equivalent basis, increased from 3.19% in the first nine months of 2023 to 3.21% in the same period of 2024.

Average Assets/Liabilities. The following table reflects the tax-equivalent yields earned on average interest-earning assets and costs of average interest-bearing liabilities (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	September 30, 2024			September 30, 2023
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$5,705	$41	2.86%	$8,733	$46	2.09%
Investment securities (1)	428,301	3,217	2.99%	486,706	3,396	2.77%
Loans receivable, net (2)	985,659	15,937	6.43%	906,289	13,535	5.93%
Total interest-earning assets	1,419,665	19,195	5.38%	1,401,728	16,977	4.81%
Non-interest-earning assets	142,817			147,996
Total	$1,562,482			$1,549,724

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$580,933	$3,499	2.40%	$596,405	$3,065	2.04%
Savings accounts	148,835	51	0.14%	157,157	31	0.08%
Certificates of deposit	206,450	2,280	4.39%	149,165	1,288	3.43%
Total interest-bearing deposits	936,218	5,830	2.48%	902,727	4,384	1.93%

FHLB advances and other borrowings	77,958	1,100	5.61%	89,441	1,251	5.55%
Subordinated debentures	21,651	416	7.64%	21,651	417	7.64%
Repurchase agreements	10,774	72	2.66%	15,387	116	2.99%
Total borrowings	110,383	1,588	5.72%	126,479	1,784	5.60%

Total interest-bearing liabilities	1,046,601	7,418	2.82%	1,029,206	6,168	2.38%
Non-interest-bearing liabilities	383,610			404,874
Stockholders’ equity	132,271			115,644
Total	$1,562,482			$1,549,724

Interest rate spread (3)			2.56%			2.43%
Net interest margin (4)		$11,777	3.30%		$10,809	3.06%
Tax-equivalent interest - imputed		173			183
Net interest income		$11,604			$10,626

Ratio of average interest-earning assets to average interest-bearing liabilities			135.6%			136.2%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2024			September 30, 2023
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$6,304	$144	3.05%	$10,973	$193	2.35%
Investment securities (1)	440,744	9,874	2.99%	493,853	10,029	2.72%
Loans receivable, net (2)	962,252	45,456	6.31%	877,048	37,543	5.72%
Total interest-earning assets	1,409,300	55,474	5.26%	1,381,874	47,765	4.62%
Non-interest-earning assets	145,382			147,064
Total	$1,554,682			$1,528,938

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$587,203	$10,429	2.37%	$595,990	$7,759	1.74%
Savings accounts	150,950	142	0.13%	163,498	92	0.08%
Certificates of deposit	197,805	6,389	4.31%	126,739	2,524	2.66%
Total interest-bearing deposits	935,958	16,960	2.42%	886,227	10,375	1.57%

FHLB advances and other borrowings	74,496	3,149	5.65%	70,774	2,845	5.37%
Subordinated debentures	21,651	1,246	7.69%	21,651	1,168	7.21%
Repurchase agreements	12,218	267	2.92%	19,903	403	2.71%
Total borrowings	108,365	4,662	5.75%	112,328	4,416	5.26%

Total interest-bearing liabilities	1,044,323	21,622	2.77%	998,555	14,791	1.98%
Non-interest-bearing liabilities	382,762			415,108
Stockholders’ equity	127,597			115,275
Total	$1,554,682			$1,528,938

Interest rate spread (3)			2.49%			2.64%
Net interest margin (4)		$33,852	3.21%		$32,974	3.19%
Tax-equivalent interest - imputed		527			568
Net interest income		$33,325			$32,406

Ratio of average interest-earning assets to average interest-bearing liabilities			134.9%			138.4%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended September 30,			Nine months ended September 30,
	2024 vs 2023			2024 vs 2023
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$80	$(85)	$(5)	$(163)	$114	$(49)
Investment securities	(529)	350	(179)	(2,012)	1,857	(155)
Loans	1,224	1,178	2,402	3,838	4,075	7,913
Total	775	1,443	2,218	1,663	6,046	7,709
Interest expense:
Deposits	167	1,279	1,446	618	5,967	6,585
FHLB advances and other borrowings	(165)	14	(151)	153	151	304
Subordinated debentures and other borrowings	-	(1)	(1)	-	78	78
Repurchase agreements	(32)	(12)	(44)	(170)	34	(136)
Total	(30)	1,280	1,250	601	6,230	6,831
Net interest income	$805	$163	$968	$1,062	$(184)	$878

Provision for Credit Losses. During the third quarter of 2024, a $500,000 provision for credit losses was recorded, compared to no provision for credit losses recorded in the same period of 2023. As of September 30, 2024, our analysis of our allowance for credit losses indicated a provision was required based on loan growth, current and projected economic conditions and other qualitative factors. We recorded net loan charge-offs of $9,000 during the third quarter of 2024, compared to net loan recoveries of $521,000 during the third quarter of 2023.

During the first nine months of 2024, we recorded a $800,000 provision for credit losses, compared to a $299,000 provision for credit losses in the first nine months of 2023. The provision for credit losses during the first nine months of 2024 consisted of a $900,000 provision to the allowance for credit losses on loans and a $100,000 credit provision to the allowance for unfunded loan commitments. The $299,000 provision for credit losses during the first nine months of 2023 consisted of a $250,000 provision to the allowance for credit losses on loans, a $30,000 provision to the allowance for unfunded loan commitments and a $19,000 provision to the allowance for credit losses on held-to-maturity investment securities. We recorded net loan recoveries of $36,000 during the first nine months of 2024, compared to net loan recoveries of $406,000 during the first nine months of 2023.

For further discussion of the allowance for credit losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $4.3 million in the third quarter of 2024, an increase of $601,000, or 16.5%, from the same period in 2023. The increase in non-interest income during the third quarter of 2024 compared to the same period in the prior year was primarily due to an increase in fees and service charges of $262,000 primarily due to higher fees related to deposit accounts. Gains on sales of one-to-four family residential real estate loans increased $213,000 due to lower interest rates. Other non-interest income also increased by $102,000, which was primarily due to a $273,000 gain on sale during the quarter of a former branch facility located in Overland Park, Kansas.

Total non-interest income was $11.4 million in the first nine months of 2024, an increase of $397,000, or 3.6%, from the first nine months of 2023, primarily as a result of an increase of $575,000 in fees and service charges due primarily to higher fees related to deposits accounts. Also contributing to the increase in non-interest income was an increase in bank owned life insurance of $76,000. Offsetting this increase was a decrease of $150,000 in gains on sales of loans. Other non-interest income also decreased by $104,000 primarily due to a decrease in lease income associated with the rental income from a former branch facility, which was sold in the third quarter of 2024.

Non-interest Expense. Non-interest expense totaled $10.6 million for the third quarter of 2024, a decrease of $170,000, or 1.6%, over the same quarter of 2023. The decrease in non-interest expense in the third quarter of 2024 compared to the same period in the prior year was mainly due to a decrease in amortization of mortgage servicing rights, other intangibles, and professional fees. Partially offsetting the decrease in non-interest expense was an increase in occupancy and equipment and other non-interest expense.

Non-interest expense totaled $32.2 million for the first nine months of 2024, an increase of $784,000, or 2.5%, from $31.4 million for the first nine months of 2023. The increase in non-interest expense in the first nine months 2024 compared to the same period in the prior year was mainly due to an increase in other non-interest expense associated with a $1.1 million valuation allowance recorded against real estate held for sale. Also contributing to the increase in non-interest expense was an increase in professional fees associated with increased legal costs associated with revisions to our benefit plans. Partially offsetting the increase in non-interest expense was a decrease amortization of mortgage serving rights and other intangibles, data processing, occupancy and equipment and compensation and benefits.

Income Tax Expense. During the third quarter of 2024, we recorded income tax expense of $867,000, compared to income tax expense of $671,000 during the same period of 2023. Our effective tax rate decreased from 18.9% in the third quarter of 2023 to 18.1% in the third quarter of 2024. The decrease in the effective tax rate was due to increases in tax credits and tax exempt income.

We recorded income tax expense of $2.0 million for the first nine months of 2024, compared to income tax expense of $2.1 million in the same period of 2023. Our effective tax rate was 17.7% in the first nine months of 2023, compared to 16.9% in the first nine months of 2024. The decrease in the effective tax rate was primarily due to increases in tax credits and tax-exempt income.

Financial Condition. Economic conditions in the United States remained sluggish during the first nine months of 2024 as elevated inflation levels and high interest rates continued to impact the economy. The sustained high interest rates have impacted financial institutions generally, resulting in continued higher costs of funding and lower fair values for investment securities. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a significant majority of our deposits being retail-based and insured by the Federal Deposit Insurance Corporation (“FDIC”) insured. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates have also been impacted by economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses continues to factor in estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, CRE, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets were $1.6 billion at both December 31, 2023 and September 30, 2024.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At September 30, 2024, our allowance for credit losses on loans totaled $11.5 million, or 1.15% of gross loans outstanding, compared to $10.6 million, or 1.12% of gross loans outstanding, at December 31, 2023. The increase in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to current and projected economic conditions and other qualitative factors.

As of September 30, 2024 and December 31, 2023, approximately $26.9 million and $7.5 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for credit losses was sufficient to cover expected losses related to such loans at September 30, 2024 and December 31, 2023, respectively.

Loans past due 30-89 days and still accruing interest totaled $7.3 million, or 0.73% of gross loans, at September 30, 2024, compared to $1.6 million, or 0.17% of gross loans, at December 31, 2023. The increase in past due loans was primarily related to a single commercial loan and an agriculture loan. At September 30, 2024, $13.4 million in loans were on non-accrual status, or 1.34% of gross loans, compared to $2.4 million, or 0.25% of gross loans, at December 31, 2023. The increase in non-accrual status loans was primarily related to one commercial loan which was put on non-accrual status in the third quarter of 2024. Non-accrual loans consist of loans 90 or more days past due and certain individually evaluated loans. There were no loans 90 days delinquent and accruing interest at either September 30, 2024 or December 31, 2023.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on CRE and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At September 30, 2024 we had $428,000 of real estate owned compared to $928,000 of real estate owned at December 31, 2023. As of September 30, 2024, real estate owned primarily consisted undeveloped land and residential real estate properties. The Company is currently marketing all of the remaining properties in real estate owned.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $40.7 million, or 3.1% in total deposits during the first nine months of 2024, to $1.3 billion at September 30, 2024. The decrease in deposits was primarily due to a seasonal decrease in our deposit accounts due to public funds.

Non-interest-bearing deposits at September 30, 2024 were $360.2 million, or 28.2% of deposits, compared to $367.1 million, or 27.9% of deposits, at December 31, 2023. Money market and checking deposit accounts were 44.4% of our deposit portfolio and totaled $565.6 million at September 30, 2024, compared to $613.6 million, or 46.6% of deposits, at December 31, 2023. Savings accounts decreased to $145.8 million, or 11.4% of deposits, at September 30, 2024, from $152.4 million, or 11.6% of deposits, at December 31, 2023. Certificates of deposit totaled $203.9 million, or 16.0% of deposits, at September 30, 2024, compared to $183.2 million, or 13.9% of deposits, at December 31, 2023. The increase in certificates of deposit was primarily related to higher brokered certificates of deposits, which increased from $42.8 million at December 31, 2023 to $49.8 million at September 30, 2024.

Overdraft deposits consist of non-interest-bearing deposits, money market and checking deposit accounts with negative balances. These overdraft balances totaled $383,000 at September 30, 2024 and $318,000 as of December 31, 2023 and were presented as loans on the balance sheet.

Total deposits include estimated uninsured deposits of $388.0 million and $430.0 million as of September 30, 2024 and December 31, 2023, respectively. This represented approximately 30.4% of our total deposits at September 30, 2024 and compares favorably with other similar community banking organizations. Over 95% of the Company’s total deposits were considered core deposits at September 30, 2024. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

Certificates of deposit at September 30, 2024, scheduled to mature in one year or less totaled $130.6 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $24.2 million to $123.2 million at September 30, 2024, from $99.0 million at December 31, 2023. The increase in total borrowings was primarily due to an increase in FHLB borrowings. The increase in FHLB borrowings was to fund loan growth and to offset the decline in deposits.

Cash Flows. During the nine months ended September 30, 2024, our cash and cash equivalents decreased by $5.9 million. Our operating activities provided net cash of $15.3 million during the first nine months of 2024 primarily as a result of net earnings. Our investing activities used net cash of $869,000 during the first nine months of 2024, primarily due to loan growth. Financing activities used net cash of $20.3 million during the first nine months of 2024, primarily as a result of a decrease in deposits.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $436.6 million at September 30, 2024 and $484.8 million at December 31, 2023. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through pledging or sales of investment securities. While the sale of available-for-sale investment securities would result in losses due to the current interest environment, pledging these securities as collateral would not result in a loss. At September 30, 2024, we had $86.4 million borrowed on our line of credit with the FHLB. At September 30, 2024, we had collateral pledged to the FHLB that would allow us to borrow $272.2 million, subject to FHLB credit requirements and policies. At September 30, 2024, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $54.0 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at September 30, 2024. At September 30, 2024, we had subordinated debentures totaling $21.7 million and $9.5 million of repurchase agreements. At September 30, 2024, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2025, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at September 30, 2024. The Company also borrowed $5.7 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original $10.0 million of borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.5 million at September 30, 2024.

At September 30, 2024, we had outstanding loan commitments, excluding standby letters of credit, of $194.0 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

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

The Basel III Rules require a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a Tier 1 capital to risk-weighted assets minimum ratio of 6.0%, a Total Capital to risk-weighted assets minimum ratio of 8.0%, and a Tier 1 leverage minimum ratio of 4.0%. A capital conservation buffer, equal to 2.5% common equity Tier 1 capital, is also established above the regulatory minimum capital requirements (other than the Tier 1 leverage ratio). As of September 30, 2024 and December 31, 2023, the Bank met the requirements to be “well capitalized,” which is the highest rating available under the regulatory capital regulations framework for prompt corrective action. Management believed that as of September 30, 2024, the Company and the Bank met all capital adequacy requirements to which we are subject.

Dividends. During the quarter ended September 30, 2024, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. In addition, under the Basel III Rules, financial institutions have to maintain 2.5% in common equity Tier 1 capital attributable to the capital conservation buffer in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of September 30, 2024. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the three preceding years. As of September 30, 2024, approximately $3.3 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of September 30, 2024		As of December 31, 2023
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(5,877)	(13.0)%	$(5,924)	(13.8)%
200 basis point rising	$3,961	(8.7)%	$(4,012)	(9.3)%
100 basis point rising	$2,049	(4.15)%	$(2,122)	(4.9)%
100 basis point falling	$318	0.7%	$17	0.0%
200 basis point falling	$(364)	(0.8)%	$(909)	(2.1)%
300 basis point falling	$(750)	(1.7)%	$(2,037)	(4.7)%

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

This document (including information incorporated by reference) contains, and future oral and written statements by us and our management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to our financial condition, results of operations, plans, objectives, future performance and business. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions, including the negatives of such expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The effects of changes in interest rates (including the effects of changes in the rate of prepayments of our assets) and the policies of the Federal Reserve (including potential decreases in rates by the Federal Reserve) including on our net interest income and the value of our security portfolio.
●	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations, including the effects of continued inflationary pressures and supply chain constraints on such economies, which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of our assets.
●	The economic impact of past and any future terrorist attacks, acts of war, including the ongoing conflict in the Middle East and Russian invasion of Ukraine, or threats thereof, and the response of the United States to any such threats and attacks.
●	The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, consumer protection, insurance, tax, trade and monetary and financial matters, including any changes in response to the failures of other banks and including and any other changes as a result of the 2024 presidential election.
●	Our ability to compete with other financial institutions due to increases in competitive pressures in the financial services sector, including from non-bank competitors such as credit unions and “fintech” companies.
●	Our inability to obtain new customers and to retain existing customers.
●	The timely development and acceptance of products and services.
●	Technological changes implemented by us and by other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers.
●	Our ability to develop and maintain secure and reliable electronic systems.
●	The effectiveness of our risk management framework.
●	The occurrence of fraudulent activity, breaches or failures of our or our third-party servicers’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools, and our ability to identify and address such incidents.
●	Interruptions involving our information technology and telecommunications systems or third-party servicers.
●	The effects of severe weather, natural disasters, widespread disease or pandemics, and other external events.
●	Our ability to retain key executives and employees and the difficulty that we may experience in replacing key executives and employees in an effective manner.
●	Consumer spending and saving habits which may change in a manner that adversely affects our business.
●	Our ability to successfully integrate acquired businesses and future growth.
●	Potential impairment to goodwill recorded in connection with our past acquisitions.
●	The costs, effects and outcomes of existing or future litigation or regulatory actions against us.
●	Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.
●	Our ability to effectively manage our credit risk.
●	Our ability to forecast probable credit losses and maintain an adequate allowance for credit losses.
●	Fluctuations in the value of securities held in our securities portfolio.
●	Concentrations within our loan portfolio (including CRE loans), large loans to certain borrowers, and large deposits from certain clients.
●	The concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure.
●	The level of non-performing assets on our balance sheets.
●	Our ability to raise additional capital if needed to implement our business plan.
●	The effects of declines in real estate markets.
●	The effects of fraudulent activity on the part of our employees, customers, vendors, or counterparties.
●	Any material weaknesses in our internal control over financial reporting.
●	Our success at managing the risks involved in the foregoing items.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended September 30, 2024, of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may yet be purchased under the plans (1)

July 1-31, 2024	-	$-	-	161,655
August 1-31, 2024	3,065	19.90	3,065	158,590
September 1-30, 2024	273	20.00	273	158,317
Total	3,338	$19.91	3,338	158,317

(1)	In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares. Unless terminated earlier by resolution of the Board of Directors, the stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder. As of September 30, 2024, there were 158,317 shares remaining to purchase under the March 2020 repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 10.1	Landmark Bancorp, Inc. 2024 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020))
Exhibit 10.2	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020))
Exhibit 10.3	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020))
Exhibit 10.4	Form of Landmark, Inc. 2024 Stock Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.7 to the Company’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020))
Exhibit 10.5	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020))
Exhibit 10.6	Change in Terms Agreement, dated November 1, 2024, between Landmark Bancorp, Inc. and First National Bank of Omaha
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Earnings for three and nine months ended September 30, 2024 and September 30, 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and September 30, 2023; (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and September 30, 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30 2023; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: November 13, 2024	/s/ Abigail M. Wendel
Abigail M. Wendel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

