Form 10-K
period 2024-12-31
LANDMARK BANCORP INC
filed 2025-03-25
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price of $18.29 quoted on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $74.1 million. On March 25, 2025, the total number of shares of common stock outstanding was 5,782,259.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on May 21, 2025, are incorporated by reference in Part III hereof, to the extent indicated herein.

LANDMARK BANCORP, INC.

2024 Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

The Company

Landmark Bancorp, Inc. (the “Company”) is a financial holding company that was incorporated under the laws of the State of Delaware in 2001. Currently, the Company’s business consists of the ownership of Landmark National Bank (the “Bank”) and Landmark Risk Management, Inc. (the “Captive”), which are wholly-owned subsidiaries of the Company. As of December 31, 2024, the Company had approximately $1.6 billion in consolidated total assets.

The Company is headquartered in Manhattan, Kansas, and has expanded its geographic presence through both opening of new branches and strategic acquisitions. In February 2024, the Bank opened a loan production office in Kansas City, Missouri. On October 1, 2022, the Company completed its acquisition of Freedom Bancshares, Inc. (“Freedom”), the holding company of Freedom Bank. The acquisition was accounted for as a business combination under ASC 805.

The Bank has continued to focus on increasing its originations of commercial, commercial real estate (“CRE”) and agricultural loans, which management believes will be more profitable and provide more growth for the Bank than traditional one-to-four family residential real estate lending. The Bank has grown its one-to-four family residential loan portfolio over the past two years as higher interest rates increased consumer demand for variable rate loans, which were retained in the Bank’s portfolio. Additionally, greater emphasis has been placed on diversification of the deposit mix through the expansion of core deposit accounts such as checking, savings, and money market accounts. The Bank has also diversified its geographical markets as a result of its branching and acquisition opportunities. The Company’s main office is in Manhattan, Kansas. The Company has 29 branch offices in 23 communities across the state of Kansas and one loan production office in Kansas City, Missouri.

Landmark Risk Management, Inc., which was formed and began operations in 2017, is a Nevada-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in the current insurance marketplace. The Captive is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.

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

Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowable under applicable federal laws and regulations. The Bank is regulated by the Office of the Comptroller of the Currency (the “OCC”), as the chartering authority for national banks, and the FDIC, as the administrator of the DIF. The Company and the Bank are also subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) with respect to reserves required to be maintained against deposits and certain other matters, including the regulation of bank holding companies. The Bank is a member of the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank (the “FHLB”) of Topeka.

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

Eastern region. The Bank’s eastern Kansas branches are located in the communities of Lawrence, Lenexa, Louisburg, Osawatomie, Overland Park, Paola, Prairie Village and Wellsville, Kansas and Kansas City Missouri. The Bank’s Lawrence locations are located in Douglas County and are significantly impacted by the University of Kansas, the largest university in Kansas. The eastern region is strongly influenced by the Kansas City metropolitan market, which is the highest growth area in the State of Kansas. The region is influenced by public and private industries and businesses of all sizes. In addition, housing growth and CRE are major drivers of the region’s economy. The acquisition of Freedom Bank in 2022 expanded the Bank’s presence in Overland Park and contributed to the growth in loans and deposits. Panasonic Energy is currently constructing a new lithium-ion battery manufacturing facility in De Soto, Kansas which is expected to begin production in the spring of 2025. This new plant is projected to have a significant impact on the regional economy in eastern Kansas.

Southeast region. The southeast region of the Bank’s market area consists of the Bank’s locations in Fort Scott, Iola, Mound City and Pittsburg, Kansas. Agriculture, oil, and gas are the predominant industries in the southeast Kansas region. Both Fort Scott and Pittsburg are recognized as regional commercial centers within the southeast region of the state, which attracts small retail businesses to the region. Additionally, Pittsburg State University and Fort Scott Community College attract a number of individuals from the surrounding area to live within the communities to participate in educational programs and pursue a degree. Additionally, manufacturing and service industries play a key role within the southeast Kansas market.

Southwest region. The Bank’s southwest Kansas branches are located in the communities of Dodge City, Garden City, Great Bend, Hoisington and LaCrosse, Kansas. Agriculture, oil, and gas are the predominant industries in the southwest Kansas region. Predominant activities involve crop production, feed lot operations, and food processing. Dodge City is known as the “Cowboy Capital of the World” and maintains a significant tourism industry. Both Dodge City and Garden City are recognized as regional commercial centers within the state with small businesses, manufacturing, retail, and service industries having a significant influence upon the local economies. Additionally, the Dodge City, Garden City and Great Bend communities each have a community college that attracts individuals from the surrounding areas. Dodge City was selected as the site for a new state-of-the-art cheese and whey processing plant, which has had a significant impact on the regional economy.

Competition

The Company faces strong competition both in attracting deposits and making real estate, commercial and other loans. Its most direct competition for deposits and loans comes from large national and regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, financial technology (fintech) companies and other non-bank financial service providers including digital asset service providers, located in its principal market areas, including many larger financial institutions which have greater financial and marketing resources available to them. The ability of the Company to attract and retain deposits generally depends on its ability to provide a rate of return, service levels, liquidity and risk comparable to or better than those offered by competing investment opportunities. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Human Capital Resources

Employees. At December 31, 2024, the Bank had a total of 287 employees (283 full time equivalent employees). The Company has no employees, although the Company is a party to several employment agreements with executives of the Bank. Employees are provided with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, and a 401(k) profit sharing plan. Employees are not represented by any union or collective bargaining group, and the Bank considers its employee relations to be excellent.

Diversity, Equity and Inclusion. The Company believes that a diverse workforce is critical to achieving its strategic goals. The Company strives to foster a strong and inclusive culture that is committed to delivering extraordinary service to our clients and communities by meeting the financial needs of families and businesses across Kansas.

Talent development and retention. The Company utilizes various processes to recruit employees with values that align with the Company’s vision. The long-term success of the Company revolves around the ability to continue to develop and retain these employees.

Lending Activities

General. The Bank strives to provide a full range of financial products and services to small- and medium-sized businesses and to consumers in each market area it serves. The Bank targets owner-operated businesses and utilizes Small Business Administration (“SBA”) lending as a part of its product mix. The Bank has a loan committee for each of its markets, which has authority to approve credits within established guidelines. Concentrations in excess of those guidelines must be approved by either a corporate loan committee comprised of the Bank’s Chief Executive Officer, the Chief Credit Officer, and other senior commercial lenders or the Bank’s board of directors. When lending to an entity, the Bank generally obtains a guaranty from the principals of the entity. The loan mix is subject to the discretion of the Bank’s board of directors and the demands of the local marketplace.

The following is a brief description of each major category of the Bank’s lending activity.

One-to-Four Family Residential Real Estate Lending. The Bank originates one-to-four family residential real estate loans with both fixed and variable rates. One-to-four family residential real estate loans, which make up approximately 33.5% of total loans at December 31, 2024, are typically priced and originated following underwriting standards that are consistent with guidelines established by the major buyers in the secondary market. Generally, residential real estate loans retained in the Bank’s loan portfolio have fixed or variable rates with adjustment periods of seven years or less and amortization periods of typically either 15 or 30 years. A significant portion of these loans prepay prior to maturity. The Bank has no potential negative amortization loans. While the origination of fixed-rate, one-to-four family residential loans continues to be a key component of our business, the majority of these loans are sold in the secondary market. One-to-four family residential real estate loans that exceed 80% of the appraised value of the real estate generally are required, by policy, to be supported by private mortgage insurance, although on occasion the Bank will retain non-conforming residential loans to known customers at premium pricing. The balances of one-to-four family residential real estate loans increased as of December 31, 2024 compared to December 31, 2023, primarily due to demand for the Bank’s variable rate mortgage loans. These loans are retained in portfolio and were the primary factor for the 16.4% increase in balances during 2024 and 2023. While the Bank retains some of the new fixed rate mortgage loan originations, most new fixed rate mortgage loans continue to be sold.

Construction and Land Lending. Loans in this category include loans to facilitate the development of both residential and CRE, which make up approximately 2.4% of total loans at December 31, 2024. Construction and land loans generally have terms of less than 18 months, and the Bank will retain a security interest in the borrower’s real estate. Construction loans are generally limited, by policy, to 80% of the appraised value of the property. Land loans are generally limited, by policy, to 65% of the appraised value of the property. The origination of construction and land loans has not been a primary strategy of the Bank over the past few years to reduce risk in the Bank’s loan portfolio. The balances of construction and land loans increased 20.1% as of December 31, 2024 compared to December 31, 2023 primarily due to higher demand from the Bank’s loan customers.

CRE Lending. CRE loans, including multi-family loans, generally have amortization periods of 15 or 20 years. CRE loans comprise approximately 32.8% of total loans at December 31, 2024. CRE and multi-family loans are generally limited, by policy, to 80% of the appraised value of the property and are subject to strict underwriting guidelines. CRE loans are also supported by an analysis demonstrating the borrower’s ability to repay. The Bank continues to focus on generating additional CRE, which are part of an overall banking relationship with the customer, and does not focus on originating transactional type loans where the borrower does not have other financial relationships with the Bank. This focus results in more owner-occupied CRE loans that are diversified by borrower type and geography. The Bank monitors the CRE loan portfolio closely for concentrations in loan types as well as the financial performance of the borrowers. Currently, the Bank has not identified any negative trends related to the CRE loan portfolio. The Bank’s loan growth over the past few years has been driven in large part by CRE loans.

Commercial Lending. Commercial loans, which make up approximately 18.3% of total loans at December 31, 2024, include loans to service, retail, wholesale and light manufacturing businesses. Commercial loans are made based on the financial strength and repayment ability of the borrower, as well as the collateral securing the loans. The Bank targets owner-operated businesses as its customers and makes lending decisions based upon a cash flow analysis of the borrower as well as a collateral analysis. Accounts receivable loans and loans for inventory purchases are generally on a one-year renewable term, and loans for equipment generally have a term of seven years or less. The Bank generally takes a blanket security interest in all assets of the borrower. Equipment loans are generally limited, by policy, to 75% of the cost or appraised value of the equipment. Inventory loans are generally limited to 50% of the value of the inventory, and accounts receivable loans are generally limited to 75% of a predetermined eligible base. The Bank continues to focus its organic growth on generating additional commercial loan relationships, including SBA loans.

Agriculture Lending. Agricultural real estate loans, which make up approximately 9.5% of total loans at December 31, 2024, generally have amortization periods of 20 years or less, during which time the Bank generally retains a security interest in the borrower’s real estate. The Bank also provides short-term credit for operating loans and intermediate-term loans for farm product, livestock and machinery purchases and other agricultural improvements. Farm product loans generally have a one-year term, and machinery, equipment and breeding livestock loans generally have five to seven year terms. Extension of credit is based upon the borrower’s ability to repay, as well as the existence of federal guarantees and crop insurance coverage. These loans are generally secured by a blanket lien on livestock, equipment, feed, hay, grain and growing crops. Equipment and breeding livestock loans are generally limited, by policy, to 75% of appraised value of the collateral. The Bank continues to focus on generating additional agriculture loan relationships in each of its market areas.

Municipal Lending. Loans to municipalities, which make up approximately 0.7% of total loans at December 31, 2024, are generally related to equipment leasing or general fund loans. Terms are generally limited to 5 years. Equipment leases are generally made for the purchase of municipal assets and are secured by the leased asset. The Bank is generally not active in the origination of municipal loans and leases; however, the Bank may originate loans or leases for municipalities in its market areas.

Consumer and Other Lending. Loans classified as consumer and other loans, which make up approximately 2.8% of total loans at December 31, 2024, include automobile, boat, home improvement and home equity loans. With the exception of home improvement loans and home equity loans, the Bank generally takes a purchase money security interest in collateral for which it provides the original financing. Home improvement loans and home equity loans are principally secured through second mortgages. The terms of the loans typically range from one to five years, depending upon the use of the proceeds, and generally range from 75% to 90% of the value of the collateral. The majority of these loans are installment loans with fixed interest rates. Home improvement and home equity loans are generally secured by a second mortgage on the borrower’s personal residence and, when combined with the first mortgage, limited to 80% of the value of the property unless further protected by private mortgage insurance. Home improvement loans are generally made for terms of five to seven years with fixed interest rates. Home equity loans are generally made for terms of ten years on a revolving basis with adjustable monthly interest rates tied to the national prime interest rate. While the Bank primarily provides consumer loans to its existing customers, consumer lending is not a category the Bank targets for organic growth.

Loan Origination and Processing

Loan originations are derived from a number of sources. Residential loan originations result from real estate broker referrals, direct solicitation by the Bank’s loan officers, present depositors and borrowers, referrals from builders and attorneys, walk-in customers and, in some instances, other lenders. Consumer and CRE loan originations generally emanate from many of the same sources.

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

The Bank is focusing on the generation of commercial, CRE and agriculture loans to grow and diversify the loan portfolio. Total gross loans increased during 2024 as a result of the origination of variable rate mortgage loans and loan growth in CRE, commercial and agriculture loans. The Bank was able to generate loan growth across the geographic markets that it serves, primarily in commercial, CRE and one-to-four residential real estate loans.

Deposits

The Bank has a diversified deposit base. The deposit base consists of retail, commercial and public fund customers located in the markets in which the Bank operates. The Bank provides a diverse financial suite of products to its deposit customers and seeks to be the primary financial service provider for these customers. The Bank considers these deposit relationships to be its core deposit base. If the Bank requires funding that exceeds these customers’ deposit balances, non-core or brokered deposits may be utilized. The balance of these non-core or brokered deposits at December 31, 2024 was $91.4 million, or 6.9% of total deposits, compared to $83.2 million, or 6.3% of total deposits at December 31, 2023.

In order for the Bank to attract and retain stable deposit relationships, the Bank offers business cash management solution services to help local companies better manage their cash flow. The Bank also offers Insured Cash Sweep (“ICS”) and Certificate of Deposit Account Registry Service to provide customers with FDIC insurance coverage for deposit balances that exceed the insurance limit of $250,000. The ICS accounts are integrated with the Bank’s core processor so transfers can be automated for the Bank’s customers. The expertise and experience of the Bank’s management coupled with the latest technology accessed through third party providers enables the Bank to maximize the growth of business-related deposits.

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

Supervision and Regulation

General

FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of applicable statutes and by the regulations and policies of various banking agencies, including our primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the OCC, as well as the FDIC, as the insurer of the Bank’s deposits, and the Consumer Financial Protection Bureau (“CFPB”), as the regulator of consumer financial services and their providers. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments that we may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, our ability to merge, consolidate and acquire, dealings with the Company’s and the Bank’s insiders and affiliates and our payment of dividends. In reaction to the global financial crisis and particularly following passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banking organizations over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community banking systems, including relieving them of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. These reforms have been favorable to our operations. It is anticipated that the Trump Administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to community banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain federal banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact that the Trump Administration may have on the banking industry or our operations.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations. The approach to supervision adopted by each banking agency may have significant impacts on the operations and results of the Company and the Bank, as well as the banking industry in general. Based on recent statements made by congressional leaders and the acting leaders of certain federal banking agencies, there may be changes in the supervisory processes and approach made by the Trump Administration banking agencies, but it is not possible at this time to predict the specific changes (or the timing of any such changes) that may be made.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) are generally required to hold more capital than other businesses, which directly affects our earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the federal banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as the “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015 (the “Basel III Rule”). The Basel III Rule established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously and are still in effect today. The Basel III Rule increased the required quantity and quality of capital and required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings for bank assets. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to holding companies, other than “small bank holding companies” and certain qualifying banking organizations that may elect a simplified framework (which we have not done). The Company and the Bank is currently subject to the Basel III Rule as described below.

Not only did the Basel III Rule increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires banking organizations to maintain minimum capital ratios as follows:

●	A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;

●	A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;

●	A ratio of Total Capital (Tier 1 plus Tier 2) equal to 8% of risk-weighted assets; and

●	A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, banking organizations that wish to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

In July 2023, the Biden Administration federal banking agencies proposed wide-ranging and significant changes to the Basel III Rules (the “Basel III Endgame Proposal”), which would have, among other requirements, imposed structural changes to the calculation of capital requirements and risk-weighted assets in an effort to finish the implementation of the Basel III accords. The Basel III Endgame Proposal would have primarily impacted the capital requirements applicable to banking organizations with $100 billion or more in total assets, and, as a general matter, would not have had a significant impact on us. The Basel III Endgame Proposal has not been, and is not expected to be, adopted in its proposed form. The Trump Administration banking agencies may change or issue their own version of this proposal.

Well-Capitalized Requirements. The capital ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

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

It is possible under the Basel III Rule to be well-capitalized, while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2024: (i) the Bank was not subject to a directive from the OCC to increase its capital and (ii) the Bank was well-capitalized, as defined by OCC regulations. As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. The Company also is in compliance with the capital conservation buffer.

Prompt Corrective Action. The concept of a banking organization being “well-capitalized” is part of a regulatory regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of undercapitalized depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banking organizations have long raised concerns with the federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, U.S. Congress provided an “off-ramp” for institutions, like the Bank, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. We may elect the CBLR framework at any time but have not currently determined to do so.

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

Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States (“U.S.”). In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “–The Role of Capital” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of 5% or more of a class of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for acquisitions by the Company may be required from other agencies that regulate the target company of an acquisition.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We elected to operate as a financial holding company in May 2017. In order to maintain our status as a financial holding company, both the Company and the Bank must be well-capitalized, well-managed, and the Bank must have at least a satisfactory CRA rating. If the Federal Reserve determines that either we or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us that it deems appropriate. Furthermore, if the Federal Reserve determines that the Bank has not received a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements generally, see “–the “Role of Capital” above.

Dividend Payments. Our ability to pay dividends to shareholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As a Delaware corporation, we are subject to the limitations of the Delaware General Corporation Law (the “DGCL”). The DGCL allows us to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if we have no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, banking organizations that wish to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “–The Role of Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and their subsidiary banks, reflecting recognition by the federal banking agencies and U.S. Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. The result was interagency guidance on sound incentive compensation practices for banking organizations.

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance is directed at large banking organizations and, because of the size and complexity of their operations, the banking agencies expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Under the interagency guidance, smaller banking organizations, like the Company, that use incentive compensation arrangements are expected to implement less extensive, formalized, and detailed policies, procedures, and systems than those of larger banks.

In May 2024, certain of the federal banking and other financial services agencies, including the OCC, released a proposed rule regarding certain incentive-based compensation arrangements at certain financial institutions with at least $1 billion in assets, as required under Section 956 of the Dodd-Frank Act. This proposal was largely based on an earlier 2016 proposal. The Federal Reserve and the SEC, however, did not join this proposal and it was not published in the Federal Register, signaling potential interagency misalignment. In March 2025, the FDIC withdrew its support for this proposed rule, making it unlikely that any rule in a substantially similar form will be finalized.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the Company’s business and operations.

Federal Securities Regulation. Our common stock will be registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as a result of the offering. Consequently, we will be subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points to 32 basis points.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its October 2024 semiannual update, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates is currently projected.

In addition, because the total cost of the failures of Silicon Valley Bank, Signature Bank and First Republic Bank was approximately $24.1 billion, the FDIC adopted a special assessment for banking organizations with $5 billion or more in total assets. Because the Company is a banking organization with less than $5 billion in total assets, this special assessment does not apply to us.

Supervisory Assessments. National banks are required to pay supervisory assessments to the OCC to fund the operations of the OCC. The amount of the assessment is calculated using a formula that considers the bank’s size and its supervisory condition. During the year ended December 31, 2024, the Bank paid supervisory assessments to the OCC totaling $205,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “–The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high-quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary roles of liquidity risk management are to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and bank holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether and to what extent certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress), the results of which may impact liquidity monitoring and risk management requirements, including for FDIC-insured institutions, like the Bank, going forward.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of dividends by the Bank if it determines such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that wish to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “–The Role of Capital” above.

Investments, Activities and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by, and subject to the limitations set forth in, the National Bank Act as well as OCC regulations and interpretations. The Bank may be required to seek approval from the OCC and other banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. In 2024, each of the OCC and the FDIC separately released updated policy statements—and in the case of the OCC, a final rule—regarding how each banking agency reviews applications submitted pursuant to the Bank Merger Act based on statutory factors. In March 2025, the FDIC issued a notice of proposed rulemaking to repeal its 2024 policy statement and reinstate its prior policy statement on bank mergers, while it considers wider changes to its bank merger review practices.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to operate in a safe and sound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the banking agency is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the agency’s order is cured, the banking agency may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits or require the institution to take any action that the agency deems appropriate under the circumstances. Operating in an unsafe or unsound manner will also constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions that they supervise. Properly managing risk has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, third-party relationships, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking organization, including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. Key risk themes identified are discussed in more detail under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls. The federal banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and fintech companies (although the guidance applies more broadly).

Privacy and Cybersecurity. The Bank is subject to many U.S. federal and state laws and regulations governing requirements for maintaining policies and procedures to protect non-public personal and confidential information of their customers. These laws require the Bank to periodically disclose its privacy policies and practices relating to sharing such information and permit consumers to opt out of their ability to share information with unaffiliated third parties under certain circumstances. They also impact the Bank’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. In addition, as a part of its operational risk mitigation, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information and to require the same of its service providers. These security and privacy policies and procedures are in effect across all business lines and geographic locations.

Risks and exposures related to cybersecurity require financial institutions to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Bank management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. The Bank and the Company also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Topeka, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system, and makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The OCC regularly assesses the Bank’s record of meeting the credit needs of its communities in dedicated examinations. The Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank or the Company’s financial holding company status.

On October 24, 2023, the federal banking agencies issued a final rule to strengthen and modernize the CRA regulations (the CRA Rule). Elements of this rule were supposed to become effective on April 1, 2024 (while other elements had much later effective dates). However, the effective date of the CRA Rule was paused because of an order issued as part of ongoing litigation claiming that the federal banking agencies exceeded their statutory authority in promulgating the CRA Rule. Despite the lawsuit, management of the Bank is continuing to assess the impact of the CRA Rule on its CRA lending and investment activities in its respective markets.

The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the federal banking agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch-based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low- and moderate-income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the banking agencies.

Anti-Money Laundering/Sanctions. The Bank Secrecy Act (“BSA”) is the common name for a series of laws and regulations enacted in the U.S. to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering/Countering the Financing of Terrorism (AML/CFT) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes.

The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities. The Bank must also comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Concentrations in CRE. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in CRE is one example of regulatory concern, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (the publicly-traded banking organization) in recent years. The Interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, and again in recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2024, we do not exceed the 300% guideline for CRE loans.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable federal banking agencies.

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

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. Given the increased number and expansive nature of its regulatory initiatives, the CFPB has been subject to lawsuits brought by the banking industry and other providers of consumer financial products and services. The CFPB’s approach will likely change under the Trump Administration, but it remains unclear exactly what changes will occur or how quickly. In addition, certain rules that the Biden Administration CFPB finalized, such as rules relating to overdraft fees and reporting requirements for small business lending, may be subject to reversal by either the U.S. Congress or the new CFPB administration. The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

Statistical Data

The Company has a fiscal year ending on December 31. Unless otherwise noted, the information presented in this Annual Report on Form 10-K presents information on behalf of the Company as of and for the year ended December 31, 2024.

Certain of the statistical data required to be disclosed by banks pursuant to the Securities Act of 1933 is set forth in the following pages. This data should be read in conjunction with the consolidated financial statements, related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

	Years ended December 31,
	2024 vs 2023			2023 vs 2022
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(183)	$134	$(49)	$(66)	$(13)	$(79)
Investment securities
Taxable	(2,007)	1,710	(297)	423	2,757	3,180
Tax-exempt (1)	(271)	143	(128)	(148)	176	28
Loans (2)	5,055	4,590	9,645	10,103	8,174	18,277
Total	2,594	6,577	9,171	10,312	11,094	21,406
Interest expense:
Deposits	818	6,238	7,056	343	12,135	12,478
FHLB advances and other borrowings	(223)	61	(162)	3,140	324	3,464
Subordinated debentures	-	45	45	-	750	750
Repurchase agreements	(174)	19	(155)	73	280	353
Total	421	6,363	6,784	3,556	13,489	17,045
Net interest income	$2,173	$214	$2,387	$6,756	$(2,395)	$4,361

(1)	The change in tax-exempt income on investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

(2)	The change in tax-exempt loan income is presented on a fully taxable equivalent basis, using a 21% federal tax rate.

The following table sets forth information relating to average balances of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2024, 2023 and 2022. Average balances are derived from daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The yields set forth in the table below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense. This table reflects the average yields on assets and average costs of liabilities for the periods indicated (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as the “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown.

	Year ended December 31, 2024			Year ended December 31, 2023			Year ended December 31, 2022
	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost	Average balance	Income/ expense	Yield/ cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest bearing deposits at banks	$6,303	$193	3.06%	$10,095	$242	2.40%	$60,014	$321	0.53%
Investment securities
Taxable	318,483	9,297	2.92%	363,735	9,594	2.64%	342,131	6,414	1.87%
Tax-exempt (1)	114,445	3,698	3.23%	122,533	3,826	3.12%	132,601	3,798	2.86%
Loans receivable, net (2)	974,294	61,415	6.30%	891,487	51,770	5.81%	702,247	33,493	4.77%
Total interest-earning assets	1,413,525	74,603	5.28%	1,387,850	65,432	4.71%	1,236,993	44,026	3.56%
Non-interest-earning assets	144,710			147,844			120,486
Total	$1,558,235			$1,535,694			$1,357,479

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$589,360	$13,629	2.31%	$591,000	$10,818	1.83%	$535,693	$2,318	0.43%
Savings accounts	149,475	188	0.13%	161,417	126	0.08%	169,478	46	0.03%
Certificates of deposit	199,388	8,493	4.26%	139,956	4,310	3.08%	98,975	412	0.42%
Total deposits	938,223	22,310	2.38%	892,373	15,254	1.71%	804,146	2,776	0.35%
FHLB advances and other borrowings	70,226	3,886	5.53%	74,210	4,048	5.45%	15,061	584	3.88%
Subordinated debentures	21,651	1,635	7.55%	21,651	1,590	7.34%	21,651	840	3.88%
Repurchase agreements	12,216	344	2.82%	18,361	499	2.72%	13,239	146	1.10%
Total Borrowings	104,093	5,865	5.63%	114,222	6,137	5.37%	49,951	1,570	3.14%
Total interest-bearing liabilities	1,042,316	28,175	2.70%	1,006,595	21,391	0.51%	854,097	4,346	0.51%
Non-interest-bearing liabilities	385,976			414,760			383,590
Stockholders’ equity	129,943			114,339			119,792
Total	$1,558,235			$1,535,694			$1,357,479

Interest rate spread (3)			2.58%			2.58%			3.05%
Net interest margin (4)		$46,428	3.28%		$44,041	3.17%		$39,680	3.21%
Tax equivalent interest - imputed (1) (2)		704			749			800
Net interest income		$45,724			$43,292			$38,880

Ratio of average interest-earning assets to average interest-bearing liabilities		135.6%			137.9%			144.8%

(1)	Income on tax-exempt investment securities is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(2)	Income on tax-exempt loans is presented on a fully taxable equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest-earning assets.

II. Investment Portfolio

Available-for-sale Investment Securities. The following table sets forth the carrying value of the Company’s available-for-sale investment securities at the dates indicated. The Company’s federal agency obligations consist of obligations of U.S. government-sponsored enterprises, primarily the FHLB. The Company’s agency mortgage-backed securities portfolio consists of securities predominantly underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and Government National Mortgage Association (“GNMA”).

	As of December 31,
	2024	2023
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. treasury securities	$64,458	$95,667
Municipal obligations, tax-exempt	107,128	120,623
Municipal obligations, taxable	71,715	79,083
Agency mortgage-backed securities	129,211	157,396
Total available-for-sale investment securities, at fair value	$372,512	$452,769

The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Company’s available-for-sale investment securities portfolio, as of December 31, 2024. Yields on tax-exempt obligations have been computed on a tax equivalent basis, using a 21% federal tax rate for 2024. Mortgage-backed investment securities include scheduled principal payments and estimated prepayments based on observable market inputs. Actual prepayments will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	As of December 31, 2024
	One year or less		One to five years		Five to ten years		More than ten years		Total
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	value	yield	value	yield	value	yield	value	yield	value	yield
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. treasury securities	$15,618	2.26%	$39,047	3.09%	$9,793	4.51%	$-	0.00%	$64,458	3.11%
Municipal obligations, tax-exempt	14,698	2.81%	35,242	2.80%	41,998	3.59%	15,190	4.24%	$107,128	3.32%
Municipal obligations, taxable	3,493	2.49%	23,561	2.72%	26,408	3.70%	18,253	4.51%	$71,715	3.53%
Agency mortgage-backed securities	1,460	2.23%	112,185	2.56%	15,566	2.08%	-	0.00%	$129,211	2.50%
Total available-for-sale investment securities	$35,269	2.51%	$210,035	2.72%	$93,765	3.47%	$33,443	4.39%	$372,512	3.04%

III. Loan Portfolio

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio balances by type of loan as of the dates indicated.

	As of December 31,
	2024	2023
	(Dollars in thousands)

One-to-four family residential real estate loans	$352,209	$302,544
Construction and land loans	25,328	21,090
Commercial real estate loans	345,159	320,962
Commercial loans	192,325	180,942
Agriculture loans	100,562	89,680
Municipal loans	7,091	4,507
Consumer loans	29,679	28,931
Total gross loans	1,052,353	948,656
Net deferred loan costs and loans in process	(307)	(429)
Allowance for credit losses	(12,825)	(10,608)
Loans, net	$1,039,221	$937,619

The following table sets forth the contractual maturities of loans as of December 31, 2024. The table does not include unscheduled prepayments.

	As of December 31, 2024
	1 year or less	1-5 years	6-15 years	After 15 years	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$51,008	$145,832	$140,754	$14,615	$352,209
Construction and land loans	13,373	10,764	1,137	54	25,328
Commercial real estate loans	58,699	174,454	103,555	8,451	345,159
Commercial loans	158,942	33,125	258	-	192,325
Agriculture loans	69,733	23,970	6,748	111	100,562
Municipal loans	233	785	624	5,449	7,091
Consumer loans	13,630	14,408	1,580	61	29,679
Total gross loans	$365,618	$403,338	$254,656	$28,741	$1,052,353

The following table sets forth, as of December 31, 2024, the dollar amount of all loans that mature after one year and whether such loans had fixed interest rates or adjustable interest rates:

	As of December 31, 2024
	Fixed	Adjustable	Total
	(Dollars in thousands)

One-to-four family residential real estate loans	$49,479	$251,722	$301,201
Construction and land loans	7,728	4,227	11,955
Commercial real estate loans	61,672	224,788	286,460
Commercial loans	27,591	5,792	33,383
Agriculture loans	7,180	23,649	30,829
Municipal loans	1,301	5,557	6,858
Consumer loans	871	15,178	16,049
Total gross loans	$155,822	$530,913	$686,735

Non-performing Assets. The following table sets forth information with respect to non-performing assets, including non-accrual loans and real estate acquired through foreclosure or by deed in lieu of foreclosure (“real estate owned”) as of the dates indicated. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. Under the original terms of the Company’s non-accrual loans as of December 31, 2024, interest earned on such loans for the years ended December 31, 2024, 2023 and 2022 would have increased interest income by $423,000, $96,000 and $137,000, respectively, if included in the Company’s interest income for those years. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2024, 2023 and 2022.

	As of December 31,
	2024	2023	2022
	(Dollars in thousands)

Non-accrual loans	$13,115	$2,391	$3,326
Accruing loans over 90 days past due	-	-	-
Non-performing investments	-	-	-
Real estate owned, net	167	928	934
Non-performing assets	$13,282	$3,319	$4,260

Allowance for credit losses to total gross loans	1.22%	1.12%	1.03%
Non-performing loans to total gross loans	1.25%	0.25%	0.39%
Non-performing assets to total assets	0.84%	0.21%	0.28%
Allowance for credit losses to non-performing loans	97.79%	443.66%	264.31%

The increase in non-accrual loans as of December 31, 2024 was primarily related to one commercial loan relationship totaling $8.3 million that transferred to non-accrual status during 2024. The commercial loan was modified to interest only payments for six months in late 2024. The loan is current under the terms of the modification agreement but classified as non-accrual. The decrease in non-accrual loans as of December 31, 2023 was primarily related to one CRE loan relationship totaling $1.2 million that returned to accrual status during 2023.

At December 31, 2024, the $167,000 of real estate owned consisted of one parcel of agricultural land. The decrease in real estate owned as of December 31, 2024 compared to December 31, 2023 was due to the sale of sale of one commercial property and three residential real estate properties during 2024. The decrease in real estate owned as of December 31, 2023 compared to December 31, 2022 was due to a valuation allowance recorded against a residential real estate property.

As part of the Company’s credit risk management, the Company continues to aggressively manage the loan portfolio to identify problem loans and has placed additional emphasis on its commercial and CRE relationships. As discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as of December 31, 2024, the Company concluded its allowance for credit losses (“ACL”) was adequate based on the evaluation of the loan portfolio’s expected credit losses.

IV. Summary of Credit Loss Experience

The following table sets forth information with respect to the Company’s allowance for credit losses as of the dates and for the periods indicated:

	As of and for the years ended December 31,
	2024	2023	2022
	(Dollars in thousands)

Balances at beginning of year	$10,608	$8,791	$8,775
Adoption of ASC 326	-	1,523	-
Provision for credit losses	2,400	250	-
Charge-offs:
One-to-four family residential real estate loans	-	-	-
Construction and land loans	-	-	-
Commercial real estate loans	-	-	-
Commercial loans	(186)	(479)	-
Agriculture loans	(64)	-	-
Municipal loans	-	-	-
Consumer loans	(409)	(371)	(336)
Total charge-offs	(659)	(850)	(336)
Recoveries:
One-to-four family residential real estate loans	-	-	-
Construction and land loans	245	675	165
Commercial real estate loans	-	-	-
Commercial loans	35	35	38
Agriculture loans	54	74	59
Municipal loans	12	-	6
Consumer loans	130	110	84
Total recoveries	476	894	352
Net (charge-offs) recoveries	(183)	44	16
Balances at end of year	$12,825	$10,608	$8,791

Allowance for credit losses to total gross loans	1.22%	1.12%	1.03%
Net loans charged-off to average net loans	0.02%	0.00%	0.00%

The Company recorded net loan charge-offs of $183,000 during 2024, compared to net loan recoveries of $44,000 during 2023. The net loan charge-offs were associated with various loans during 2024. The Company recorded net loan recoveries of $44,000 during 2023 compared to net loan recoveries of $16,000 during 2022. The net loan recoveries in 2023 were primarily related to a $626,000 recovery related to a construction loan previously charged-off in 2011. In 2022, the Company recorded net loan recoveries of $16,000 primarily related to a $150,000 recovery on a land loan.

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

	As of December 31,
	2024			2023			2022
	Amount	% Loan type to total loans	Net charge-offs to average loans	Amount	% Loan type to total loans	Net charge-offs to average loans	Amount	% Loan type to total loans	Net charge-offs to average loans
	(Dollars in thousands)

One-to-four family residential real estate loans	$1,765	33.5%	0.00%	$2,035	31.9%	0.00%	$655	27.9%	0.00%
Construction and land loans	143	2.4%	(0.97%)	150	2.2%	3.19%	117	2.7%	(0.72%)
Commercial real estate loans	4,506	32.8%	0.00%	4,518	33.8%	0.00%	3,158	35.8%	0.00%
Commercial loans	4,964	18.3%	0.08%	2,486	19.1%	(0.25%)	2,753	20.4%	(0.03%)
Agriculture loans	1,227	9.5%	0.01%	1,190	9.5%	0.09%	1,966	9.9%	(0.07%)
Municipal loans	51	0.7%	(0.19%)	15	0.5%	0.00%	5	0.2%	(0.29%)
Consumer loans	169	2.8%	0.95%	214	3.0%	(0.91%)	137	3.1%	0.98%
Total	$12,825	100.0%	0.02%	$10,608	100.0%	0.00%	$8,791	100.0%	0.00%

The decrease in the allowance for credit losses on the one-to-four family residential real estate loans as of December 31, 2024 compared to December 31, 2023 was primarily due to lower projected losses over the life of the loans in the portfolio. The increase in the allowance for credit losses on the one-to-four family residential real estate loans as of December 31, 2023 compared to December 31, 2022 was primarily due to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), commonly referred to as “CECL” and, to a lesser extent, higher balances of loans in the portfolio.

The decrease in the allowance for credit losses on construction and land loans as of December 31, 2024 compared to December 31, 2023 was primarily related to lower projected losses over the life of the loans in the portfolio. The increase in the allowance for credit losses on construction and land loans as of December 31, 2023 compared to December 31, 2022 was primarily related to the adoption of CECL.

The decrease in the allowance for credit losses on CRE loans as of December 31, 2024 compared to December 31, 2023 was primarily related to lower projected losses over the life of the loans in the portfolio. The increase in the allowance for credit losses on CRE loans as of December 31, 2023 compared to December 31, 2022 was primarily related to the adoption of CECL and higher balances of loans in this portfolio.

The increase in the allowance for credit losses on commercial loans as of December 31, 2024 compared to December 31, 2023 was primarily related to an increase in the allowance for credit on individually evaluated loans. The decrease in the allowance for credit losses on commercial loans as of December 31, 2023 compared to December 31, 2022 was primarily related to the payoff of a loan that was previously individually evaluated for loss and had an allowance for credit losses allocated against the principal balance.

The increase in the allowance for credit losses on agriculture loans as of December 31, 2024 compared to December 31, 2023 was primarily related to an increase in loan balances and higher forecast losses. The decrease in the allowance for credit losses on agriculture loans as of December 31, 2023 compared to December 31, 2022 was primarily related to the adoption of CECL.

The increase in the allowance for credit losses on municipal loans as of December 31, 2024 compared to December 31, 2023 was primarily related to an increase in loans. The increase in the allowance for credit losses on municipal loans as of December 31, 2023 compared to December 31, 2022 was primarily related to the adoption of CECL.

The allowance for credit losses is discussed in more detail in the “Asset Quality and Distribution” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. As of December 31, 2024, we believed the Company’s allowance for credit losses continued to be adequate based on the Company’s evaluation of the loan portfolio’s expected incurred losses.

V. Deposits

The following table presents the average deposit balances and the average rate paid on those balances for the years indicated.

(Dollars in thousands)	Years ended December 31,
	2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$362,871	-	$393,448	-
Money market and checking	589,360	2.31%	591,000	1.83%
Savings accounts	149,475	0.13%	161,417	0.08%
Certificates of deposit	199,388	4.26%	139,956	3.08%
Total	$1,301,094		$1,285,821

Total deposits include uninsured deposits, excluding collateralized public fund deposits, of $181.5 million and $197.2 million as of December 31, 2024 and 2023, respectively. This represents 13.7% of our total deposits at December 31, 2024 and compares favorably with other similar community banking organizations. Approximately 93.1% of the Company’s total deposits were considered core deposits at December 31, 2024. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

The following table presents the maturities of certificates of deposit $250,000 or greater.

(Dollars in thousands)	As of December 31,
	2024	2023
Three months or less	$21,441	$23,919
Over three months through six months	18,989	11,069
Over six months through 12 months	6,773	8,697
Over 12 months	5,023	6,545
Total	$52,226	$50,230

VI. Return on Equity and Assets

The following table presents information on return on average equity, return on average assets, equity to total assets and our dividend payout ratio.

	As of or for the years ended December 31,
	2024	2023	2022
Return on average assets	0.83%	0.80%	0.73%
Return on average equity	10.01%	10.70%	8.25%
Equity to total assets	8.65%	8.13%	7.41%
Dividend payout ratio	35.40%	35.87%	42.55%

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

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. In general, these risks have increased as a result of recent changes in prevailing interest rates and uncertainties associated with inflation, which have potentially increased the risk of a near-term decline in growth or an economic downturn. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

Most of our loans are commercial, real estate, or agriculture loans, each of which is subject to distinct types of risk. To reduce the lending risks we face, we generally take a security interest in borrowers’ property for all three types of loans. In addition, we sell certain residential real estate loans to third parties. Nevertheless, the risk of non-payment is inherent in all types of loans, and if we are unable to collect amounts owed, it may materially affect our operations and financial performance. For a more complete discussion of our lending activities see “Item 1. Business” of this Annual Report on Form 10-K.

Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate, but also in the state of Kansas generally and in the U.S. as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism, including the current conflict in Ukraine; widespread disease or pandemics; or a combination of these or other factors.

Economic conditions in the state of Kansas are generally impacted by commodity prices, which may adversely impact the Kansas economy, specifically the agriculture sector. Declines in commodity prices could materially and adversely affect our results of operations. During 2024, commodity prices declined from near record highs experienced in 2023. The outlook is for commodity prices to continue to decline modestly over the next few years before stabilizing, but are subject to global economic and market conditions.

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

The U.S. has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 2.9% in 2024. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, elevated inflation harms consumer purchasing power, which could negatively affect our retail customers and the economic environment and, ultimately, many of our business customers, and could also negatively affect our levels of non-interest expense. In addition, if interest rates continue to remain elevated, the value of our securities portfolio would be negatively impacted. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.

We maintain our allowance for credit losses at a level considered appropriate by management to absorb all expected future losses expected in the loan portfolio at the balance sheet date. Additionally, our Board of Directors regularly monitors the appropriateness of our allowance for credit losses. The allowance is also subject to regulatory examinations and a determination by the regulatory agencies as to the appropriate level of the allowance. The amount of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and the value of the underlying collateral, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2024 and 2023, our allowance for credit losses as a percentage of total loans, was 1.22% and 1.12%, respectively, and as a percentage of total non-performing loans was 97.79% and 443.66%, respectively. Although management believes that the allowance for credit losses is appropriate to absorb future losses on any existing loans that may become uncollectible, we cannot predict credit losses with certainty nor can we assure you that our allowance for credit losses will prove sufficient to cover actual credit losses in the future. Credit losses in excess of our reserves will adversely affect our business, financial condition and results of operations.

Also, as of January 1, 2023, the Company was required to adopt accounting standard update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). CECL changed how the Company calculates its allowance for credit losses by requiring the Company to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This is a change from the previous method of providing allowances for credit losses that are incurred.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $352.2 million and $302.5 million, or 33.5% and 31.9%, of our loan portfolio at December 31, 2024 and 2023, respectively. These loans are secured primarily by properties located in the state of Kansas. Our concentration of these loans results in lower yields relative to other loan categories within our loan portfolio. While these loans generally possess higher yields than investment securities, their repayment characteristics are not as well defined, and they generally possess a higher degree of interest rate risk versus other loans and investment securities within our portfolio. This increased interest rate risk is due to the repayment and prepayment options inherent in residential mortgage loans which are exercised by borrowers based upon the overall level of interest rates. These residential mortgage loans are generally made on the basis of the borrower’s ability to make repayments from his or her employment and the value of the property securing the loan. Thus, as a result, repayment of these loans is also subject to general economic and employment conditions within the communities and surrounding areas where the property is located.

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

Real estate lending (including CRE, construction and land and residential real estate) comprises the largest portion of our loan portfolio. These categories were $722.7 million, or approximately 68.7% of our total loan portfolio, as of December 31, 2024, as compared to $644.6 million, or approximately 67.9% of our total loan portfolio, as of December 31, 2023. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of CRE and construction and land loans are secured by a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties, including (i) declines in the rents or decreases in occupancy and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. Adverse changes affecting real estate values, including decreases in office occupancy due to the shift to remote working environments following the COVID-19 pandemic, and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses or the Company’s ability to sell those loans on the secondary market.

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

The Company’s loan portfolio has a large concentration of CRE loans, which involve risks specific to real estate values and the health of the real estate market generally.

As of December 31, 2024, the Company had $370.5 million of CRE loans, consisting of $110.7 million of non-owner occupied loans, $197.2 million of owner occupied loans, $37.3 million of loans secured by multifamily residential properties and $25.3 million of construction and land development loans. CRE loans represented 35.2% of the Company’s total loan portfolio and 272% of the Bank’s total capital at December 31, 2024. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the recent rise in prevailing interest rates. Adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s loan portfolio. Additionally, the repayment of CRE loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy due to the shift to remote working environments following the COVID-19 pandemic, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the full value of the collateral that the Company anticipated at the time of originating the loan, which could force the Company to take charge-offs or require the Company to increase the Company’s provision for credit losses, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Commercial loans make up a significant portion of our loan portfolio.

Commercial loans comprised $192.3 million and $180.9 million, or 18.3% and 19.1%, of our loan portfolio at December 31, 2024 and 2023, respectively. Our commercial loans are made based primarily on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, or machinery. Credit support provided by the borrower for most of these loans, and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

Agriculture operating loans comprised $51.9 million and $49.6 million, or 4.9% and 5.3%, of our loan portfolio at December 31, 2024 and 2023, respectively. The repayment of agriculture operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment, livestock or crops. We generally secure agricultural operating loans with a blanket lien on livestock, equipment, food, hay, grain and crops. Nevertheless, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

We also originate agriculture real estate loans. At December 31, 2024 and 2023, agricultural real estate loans totaled $48.7 million and $40.1 million, or 4.6% and 4.2% of our total loan portfolio, respectively. Agricultural real estate lending involves a greater degree of risk and typically involves larger loans to single borrowers than lending on single-family residences. As with agriculture operating loans, payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the farm borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, tariffs, trade agreements, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are wheat, corn and soybean. Accordingly, adverse circumstances affecting wheat, corn and soybean crops could have an adverse effect on our agricultural real estate loan portfolio.

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

As of December 31, 2024, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing interest) totaled $13.1 million, or 1.25% of our loan portfolio, and our non-performing assets (which include non-performing loans plus real estate owned) totaled $13.3 million, or 0.84% of total assets. In addition, we had $6.2 million in accruing loans that were 30-89 days delinquent as of December 31, 2024.

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

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. It is currently expected that during 2025, and perhaps beyond, the Federal Open Market Committee of the Federal Reserve, (“ FOMC”) will continue to monitor interest rates, in part to reduce the rate of inflation to its preferred level. In 2024, the FOMC decreased at various dates throughout the year the target range for the federal funds rate from 5.25% to 5.50% to a range of 4.25% to 4.50%. These decreases were made in response to declining inflationary pressures. If the FOMC further increases or decreases the targeted federal funds rates, overall interest rates likely will also rise or fall, which may negatively impact the entire national economy. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations, is presented in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

An increase in market interest rates may affect the market value of our securities portfolio, potentially reducing accumulated other comprehensive income and/or earnings. Additionally, an increase in market interest rates may reduce the value of our loan portfolio, although, in accordance with U.S. generally accepted accounting principles (“GAAP”), such a decline in value may not be reflected in the carrying balance of our loans in the same manner as our debt securities available-for-sale. The market value of these investments may be affected by factors other than the underlying performance of the servicer of the securities or the mortgages underlying the securities, such as changes in the interest rate environment, negative trends in the residential and CRE markets, ratings downgrades, adverse changes in the business climate and a lack of liquidity in the secondary market for certain investment securities. In addition, we may determine to sell securities in our available-for-sale investment securities portfolio, and any such sale could cause us to realize currently unrealized losses that resulted from the recent increases in the prevailing interest rates.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt and taxable state and local municipal investment securities, some of which are insured by monoline insurers. As of December 31, 2024, we had $178.8 million of municipal securities, which represented 48.0% of our total securities portfolio. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections and changes in federal administration, including the change in administration which occurred in January 2025, which lead to changes involving the level of oversight and focus on the financial services industry. During his campaign, newly elected President Trump proposed numerous regulatory and policy changes including new tariffs, mass deportations, tax changes and general deregulation, The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain, and may take time to be implemented. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect us both as an owner of branches and other properties used in our business and as a lender holding a security interest in property which is found to contain hazardous substances. In particular, our branch office located in Iola is located on property that has been designated as a “Superfund” site under CERCLA, and we may hold mortgages on properties located in Iola that are also designated as “Superfund” sites. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect our decision whether or not to foreclose on a property. Before foreclosing on CRE, our general policy is to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause us to elect not to foreclose on the property, thereby reducing our flexibility in handling the loan.

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

The banking and financial services business in our market is highly competitive. Our competitors include large national and regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, fintech companies, digital asset service providers, and other non-bank financial service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result. Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, and decreased labor force size and participation. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. As of December 31, 2024, the unemployment rate in Kansas was 3.6%. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased compensation expense to attract and retain employees.

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

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence. We are also subject to losses related to our customers, whether due to simple errors or mistakes, circumvention of controls, incomplete or fraudulent information provided by customers, or unauthorized override of controls by our employees, other financial institutions or other third parties.

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

Debt covenants and other lender requirements may adversely impact our ability to borrow funds.

Our ability to borrow funds may be impacted by our ability to comply with covenants concerning minimum capital and other financial ratios required by potential lending partners. If we are not able to borrow funds on terms that are acceptable to us, our liquidity may be impacted which could, in turn, affect the Company’s ability to pay dividends, its results of operations, and its ability to take advantage of strategic opportunities.

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

None.

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

ITEM 2. PROPERTIES

The Company has 29 offices in 23 communities across Kansas: Manhattan (2), Auburn, Dodge City (2), Fort Scott (2), Garden City, Great Bend (2), Hoisington, Iola, Junction City, LaCrosse, Lawrence (2), Lenexa, Louisburg, Mound City, Osage City, Osawatomie, Overland Park, Paola, Pittsburg, Prairie Village, Topeka (2), Wamego and Wellsville, Kansas. The Company has opened a loan production office in Missouri. The Company owns its main office in Manhattan, Kansas and 25 branch offices and leases three branch offices. The Company leases the branch offices in Topeka, Wamego and Prairie Village, Kansas and one loan production office in Kansas City, Missouri. The Company also leases a parking lot for one of the Dodge City branch offices it owns.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “LARK” since 2001. At March 20, 2025, the Company had approximately 267 common shareholders of record and approximately 2,120 beneficial owners of our common stock.

In January 2025, we declared our 94th consecutive cash quarterly dividend of $0.21 per share. We also distributed a 5% stock dividend for the 24th consecutive year in December 2024. As adjusted for the stock dividend, the quarterly cash dividends were $0.20 per share in 2024. We currently have no plans to change our dividend strategy given our current capital and liquidity positions.

In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”). As of December 31, 2024, there were 157,456 shares remaining to repurchase under the March 2020 Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

October 1-31, 2024	861	$20.02	861	157,456
November 1-30, 2024	-	-	-	157,456
December 1-31, 2024	-	-	-	157,456
Total	861	$20.02	861	157,456

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects by us and our subsidiaries include, but are not limited to, the following:

●	The strength of the local, national and international economies, including the effects of changing inflationary pressures and supply chain constraints on such economies;
●	Changes to U.S. or state tax laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization and changes in response to prior bank failures;
●	Changes in interest rates and prepayment rates of our assets;
●	Increased competition in the financial services sector and the inability to attract new customers, including from non-bank competitors such as credit unions and fintech companies;
●	Timely development and acceptance of new products and services;
●	Our risk management framework;
●	Interruptions in information technology and telecommunications systems and third-party services;
●	Changes and uncertainty in benchmark interest rates, including the timing of additional rate changes, if any, by the Federal Reserve;
●	The economic effects of severe weather, natural disasters, widespread disease or pandemics, or other external events;
●	The composition of our executive management team and our ability to attract and retain key personnel;
●	Changes in consumer spending;
●	Integration of acquired businesses;
●	The commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	Changes in accounting policies and practices, such as the implementation of the current expected credit losses accounting standard;
●	The economic impact of past and any future terrorist attacks, acts of war, including ongoing conflicts in the Middle East and the conflict in Ukraine, or threats thereof, and the response of the United States to any such threats and attacks;
●	The ability to manage credit risk, forecast loan losses and maintain an adequate allowance for loan losses;
●	Fluctuations in the value of securities held in our securities portfolio;
●	Concentrations within our loan portfolio, large loans to certain borrowers, and large deposits from certain clients;
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
●	The level of non-performing assets on our balance sheets;
●	The ability to raise additional capital;
●	Fluctuations in the values of the securities held in our securities portfolio, including as a result of changes in interest rates;
●	The extensive regulatory framework that applies to the Company;
●	The impact of recent and future legislative and regulatory changes, including in response to prior bank failures;
●	Governmental monetary, trade and fiscal policies;
●	The occurrence of fraudulent activity, breaches or failures of our or our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud; and
●	Declines in real estate values.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

CORPORATE PROFILE AND OVERVIEW

Landmark Bancorp, Inc. is a financial holding company incorporated under the laws of the State of Delaware and is engaged in the banking business through its wholly-owned subsidiary, Landmark National Bank, and in the insurance business through its wholly-owned subsidiary, Landmark Risk Management, Inc. The Company is listed on the Nasdaq Global Market under the symbol “LARK.” The Bank is dedicated to providing quality financial and banking services to its local communities. Our strategy includes growing our commercial, CRE and agriculture loan portfolios, while continuing to emphasize and maintaining high quality assets. We are committed to developing relationships with our borrowers and providing a total banking service.

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

We are significantly impacted by prevailing economic conditions including federal monetary and fiscal policies and federal regulations of financial institutions. Deposit balances are influenced by numerous factors such as competing investments, the level of income and the personal rate of savings within our market areas. Factors influencing lending activities include the demand for housing, the interest rate pricing competition from other lending institutions, and rates of inflation.

Currently, our business consists of its ownership of the Bank, with its main office in Manhattan, Kansas and thirty additional offices in central, eastern, southeast and southwest Kansas and Missouri, and our ownership of the Captive, a Nevada-based captive insurance company.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations, and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for credit losses and goodwill, both of which involve significant judgment by our management.

On January 1, 2023, we adopted CECL, which changed our allowance for credit losses from an incurred loss methodology to an expected loss methodology. The CECL model is subject to changes in our economic forecast, which can impact the calculation of our allowance for credit losses substantially. Our most significant critical accounting estimates relate to the allowance for credit losses on loans, which involve significant judgment by our management. The analysis is updated on a quarterly basis based on historical loss information adjusted for current conditions and reasonable and supportable forecasts. Additionally, the Company considers changes in economic and business conditions, changes in policies, procedures and underwriting, changes in management or staff and their related experience, changes in nature and volume of the portfolio, changes in loan review, changes in collateral values, changes in past due and nonaccrual loans, changes in competition, legal and regulatory issues, changes in concentrations and other qualitative factors, which impacts the estimate of future credit losses. These qualitative factors comprise a significant portion of the Company’s allowance for credit losses. Based on a sensitivity analysis of all collectively evaluated loan pools, a five basis point change in the qualitative risk factors across all loan categories would result in an increase or decrease of $520,000, or 4.1%, in the allowance for credit losses as of December 31, 2024. See Note 1 (Summary of Significant Accounting Policies) to the Company’s consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a more detailed description methodology and impact of adoption.

We have completed several business and asset acquisitions since 2002, which have generated significant amounts of goodwill. The initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The Company performed a qualitative assessment of factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as of December 31, 2024. This assessment included a review of macroeconomic conditions, industry and market specific considerations and other relevant factors including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. The Company’s qualitative impairment test indicated that its goodwill was not impaired. The Company can make no assurances that future impairment tests will not result in goodwill impairments.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

SUMMARY OF PERFORMANCE. Net earnings for 2024 increased $767,000, or 6.3%, to $13.0 million as compared to $12.2 million for 2023. The increase in net earnings during 2024 was primarily related to an increase in net interest income due primarily to an increase in loans and higher yields on interest-earning assets.

We distributed a 5% stock dividend for the 24th consecutive year in December 2024. All per share and average share data in this section reflect the 2024 and 2023 stock dividends.

Interest Income. Interest income for 2024 increased $9.2 million, or 14.2%, to $73.9 million, as compared to 2023. Interest income on loans increased $9.6 million, or 18.6%, to $61.4 million for 2024, as compared to 2023 due to higher yields and average balances. Our yields increased from 5.81% in 2023 to 6.3% in 2024. The increase in interest income on loans was also driven by an increase in average loan balances, which increased from $891.5 million in 2023 to $974.3 million in 2024. Interest income on investment securities decreased $382,000, or 3.1%, to $12.3 million during 2024, as compared to 2023. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances of investment securities in 2024, which decreased from $486.3 million in 2023 to $432.9 million in 2024.

Interest Expense. Interest expense during 2024 increased $6.8 million, or 31.5%, to $28.2 million as compared to 2023. Interest expense on interest-bearing deposits increased $7.1 million to $22.3 million for 2024 as compared to $15.3 million in 2023. Our total cost of interest-bearing deposits increased from 1.71% during 2023 to 2.38% during 2024 as a result of higher rates and increased competition for deposits. Also contributing to the increase in interest expense was an increase in average interest-bearing deposit balances, which increased from $892.4 million in 2023 to $938.2 million in 2024. Interest expense on borrowings decreased $272,000 to $5.9 million during 2024, as compared to 2023, due to a decrease in our average borrowings, which decreased from $114.2 million in 2023 to $104.1 million in 2024.

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

During 2024, net interest income increased $2.4 million, or 5.6%, to $45.7 million compared to $43.3 million in 2023. The increase in net interest income was primarily a result of an increase in interest income on loans, partially offset by higher interest expense. The accretion of purchase accounting adjustments increased net interest income by $1.0 million in 2024 compared to $993,000 in 2023. Compared to the same period last year, higher interest rates increased the yields on our interest-earning assets and the cost of our interest-bearing liabilities. Our net interest margin, on a tax-equivalent basis, increased to 3.28% during 2024 from 3.17% during 2023. Lower interest rates may not result in a higher net interest margin as a result of increased competition for loans and deposits and the slope of the yield curve also impacts our net interest margin. Additionally, deposit balances may decline resulting in the need for higher cost funding.

Provision for credit Losses. On January 1, 2023, we adopted CECL and established an ACL based on this framework. The ACL is based on the historical loss rates and the weighted average remaining maturity for financial assets measured at amortized costs including loans, investment securities and unfunded loan commitments. The historical loss rates are adjusted to reflect reasonable and supportable forecasts to estimate expected credit losses over the life of the financial asset.

During 2024, we recorded a $2.3 million provision for credit losses compared to a $349,000 provision for credit losses in 2023. The $2.3 million provision for credit losses during 2024 consisted of a $2.4 million provision to the allowance for credit losses on loans and a credit provision of $100,000 to unfunded loan commitments. We recorded net loan charge-offs of $183,000 during 2024 compared to net loan recoveries of $44,000 during 2023.

Non-interest Income. Total non-interest income was $14.7 million in 2024, an increase of $1.5 million, or 11.4%, compared to 2023. The increase in non-interest income was primarily the result of an increase of $810,000 in bank owned life insurance due to the accrual of death benefits in 2024. Also contributing to the increase in non-interest income was an increase of $522,000 in fees and service charges primarily due to higher fees to deposit accounts. A loss of $1.0 million was recorded on the sale of investment securities during 2024, a decrease from the $1.2 million loss recorded on the sale of investment securities in 2023.

Non-interest Expense. Non-interest expense increased $2.1 million, or 5.0%, to $44.1 million in 2024 compared to $42.0 million in 2023. The increase in non-interest expense in 2024 was mainly associated with a $1.1 million valuation allowance recorded against real estate held for sale. Also contributing to the increase in non-interest expense was a $460,000 increase in professional fees associated with increased legal and consulting costs and a $422,000 increase in compensation. Partially offsetting the increase in non-interest expense was a $680,000 decrease in amortization of mortgage serving rights and other intangibles.

INCOME TAXES. We recorded income tax expense of $1.1 million in 2024 compared to $2.0 million in 2023. The effective tax rate decreased from 13.8% in 2023 to 7.7% in 2024, primarily due to higher tax-exempt income and the recognition of previously unrecognized tax benefits. During 2024, we recognized $1.0 million of previously unrecognized tax benefits compared to $517,000 during 2023, which reduced the effective tax rates in both years.

FINANCIAL CONDITION. Economic conditions in the U.S. remained sluggish during 2024 as elevated inflation levels and higher interest rates continued to impact the economy. Elevated interest rates and a flat or negative sloping yield curve have impacted financial institutions generally, resulting in continued higher costs of funding and lower fair values for investment securities. The Federal Reserve lowered interest rates by 1.00% in the second half of 2024 due to improvements in the inflation outlook, however, additional rate cuts are dependent upon further reductions in the inflation rate and other economic factors. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a significant majority of our deposits being retail-based and insured by the FDIC. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates have also been impacted by economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses continues to factor in estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, CRE, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets were $1.6 billion at both December 31, 2024 and December 31, 2023. Net loans, excluding loans held for sale, increased $101.6 million, 10.8%, to $1.0 billion at December 31, 2024, compared to $937.6 million at December 31, 2023. Investment securities available-for-sale decreased $80.3 million, or 17.7%, from $452.8 million at December 31, 2023 to $372.5 million at December 31, 2024.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At December 31, 2024, our allowance for credit losses on loans totaled $12.8 million, or 1.22% of gross loans outstanding, compared to $10.6 million, or 1.12% of gross loans outstanding, at December 31, 2023. The increase in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to an increase in the reserves on individually evaluated loans.

As of December 31, 2024 and 2023, approximately $26.1 million and $7.5 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. The increase in classified loans was primarily due to commercial loan relationships that moved to classified status during 2024. These ratings indicate that the loans identified as potential problem loans have more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms. Even though these borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the general allowance was sufficient to cover all expected future losses expected in the loan portfolio at the balance sheet date.

Loans past due 30-89 days and still accruing interest totaled $6.2 million, or 0.59% of gross loans, at December 31, 2024, compared to $1.6 million, or 0.17% of gross loans, at December 31, 2023. At December 31, 2024, $13.1 million of loans were on non-accrual status, or 1.25% of gross loans, compared to $2.4 million, or 0.25% of gross loans, at December 31, 2023. Past due loans are determined in accordance with the contractual repayment terms. Non-accrual loans consist of loans 90 or more days past due and certain individually evaluated loans. There were no loans 90 days delinquent and accruing interest at December 31, 2024 and 2023.

As part of our credit risk management, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on commercial CRE and construction and land relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At December 31, 2024, we had $167,000 of real estate owned compared to $928,000 at December 31, 2023. The decrease in real estate owned as of December 31, 2024 compared to December 31, 2023 was primarily due to the sale of properties. As of December 31, 2024, real estate owned consisted of a single parcel of undeveloped land. The Company is currently marketing the property.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We had a balance of $1.3 billion in deposits at December 31, 2024 and December 31, 2023.

Total borrowings decreased $10.5 million, or 10.6%, to $88.5 million at December 31, 2024, from $99.0 million at December 31, 2023. The decrease in borrowings was primarily due to deposit growth and the sale of investment securities.

Non-interest-bearing deposits at December 31, 2024 were $351.6 million, or 26.5% of deposits, compared to $367.1 million, or 27.9% of deposits, at December 31, 2023. Money market and checking accounts were 47.9% of our deposit portfolio and totaled $637.0 million at December 31, 2024, compared to 46.6% of our deposit portfolio totaling $613.6 million, at December 31, 2023. Savings accounts decreased to $145.5 million, or 10.9% of deposits, at December 31, 2024, from $152.4 million, or 11.6% of deposits, at December 31, 2023. Certificates of deposit totaled $194.7 million, or 14.7% of deposits, at December 31, 2024, compared to $183.2 million, or 13.9% of deposits, at December 31, 2023. Competition for deposits may affect our ability to continue to increase deposit balances and could result in a decrease in our deposit balances in future periods.

Certificates of deposit at December 31, 2024, scheduled to mature in one year or less totaled $181.0 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

CASH FLOWS. During 2024, our cash and cash equivalents decreased by $6.8 million as compared to 2023. Our operating activities provided net cash of $14.2 million in 2024, compared to $12.6 million in 2023, which is primarily the result of net earnings and sales of one-to-four family residential mortgage loans. Our investing activities used net cash of $18.1 million during 2024, compared to $50.6 million in 2023, primarily to fund loan growth. Our financing activities used net cash of $2.9 million during 2024, compared to providing $42.0 million in 2023, primarily as a result of funding dividend payments.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $396.9 million at December 31, 2024 and $484.8 million at December 31, 2023. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of brokered deposits, FHLB advances, a line of credit with the FHLB, other borrowings or through sales of investment securities. At December 31, 2024, we had an outstanding balance of $48.8 million against our line of credit with the FHLB. At December 31, 2024, we had collateral pledged to the FHLB that would allow us to borrow $171.0 million, subject to FHLB credit requirements and policies. At December 31, 2024, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $50.5 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $35.0 million in available credit under which we had no outstanding borrowings at December 31, 2024. At December 31, 2024, we had subordinated debentures totaling $21.7 million and $13.8 million of repurchase agreements. At December 31, 2024, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2025, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios. At December 31, 2024, the Company’s tier 1 capital ratio of 12.43% was below the minimum required under such covenants of 12.50%. The Company requested from the lender a waiver of the default, which was granted by the lender. On March 14, 2025, the Company and the lender entered into a Change in Terms Agreement, reducing the minimum risk-based capital ratio required under such covenants to 12.00% going forward. The Company also borrowed $4.2 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original balance of this borrowing was $10.0 million and was used to fund part of the acquisition of Freedom.

OFF-BALANCE SHEET ARRANGEMENTS. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include CRE, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.9 million at December 31, 2024 as compared to $1.6 million at December 31, 2023.

At December 31, 2024, we had outstanding loan commitments, excluding standby letters of credit, of $201.2 million, as compared to $211.8 million at December 31, 2023. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

CAPITAL. As discussed in more detail in the “Supervision and Regulation” section of “Item 1. Business” of this Annual Report on Form 10-K, current regulatory capital regulations require financial institutions (including banks and bank holding companies) to meet certain regulatory capital requirements. The Company and the Bank are subject to the Basel III Rule that implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally, non-public bank holding companies with consolidated assets of less than $3.0 billion).

At December 31, 2024, the Bank maintained a leverage ratio of 9.10% and a total risk-based capital ratio of 13.5%. As shown by the following table, the Bank’s capital exceeded the minimum capital requirements in effect at December 31, 2024, including the capital conservation buffers.

	Actual	Actual	Minimum	Minimum
(dollars in thousands)	amount	percent	amount	percent(1)
Leverage	$140,523	9.10%	$61,770	4.00%
Common Equity Tier 1 Capital	140,523	12.43%	79,146	7.00%
Tier 1 Capital	140,523	12.43%	96,106	8.50%
Total risk-based Capital	152,987	13.53%	118,719	10.50%

(1) The minimum required percent includes a capital conservation buffer of 2.5%.

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. The Company’s and the Bank’s ratios above are well in excess of regulatory minimums. As of December 31, 2024 and 2023, the Company and the Bank also exceeded the “well capitalized” thresholds, which is the highest rating available. There are no conditions or events that management believes have changed the Company’s and the Bank’s category as of the date of this report. We have $21.7 million in trust preferred securities which, in accordance with current capital guidelines, have been included in total risk-based capital as of December 31, 2024. Cash distributions on the securities are payable quarterly, are deductible for income tax purposes and are included in interest expense in the consolidated financial statements.

DIVIDENDS

During the year ended December 31, 2024, we paid quarterly cash dividends of $0.20 per share to our stockholders, as adjusted to give effect to 5% stock dividends, which we distributed for the 24th consecutive year in December 2024. The 2023 quarterly cash dividends were $0.19 per share as adjusted to give effect to 5% stock dividends.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2024. The National Bank Act imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year’s net earnings plus the adjusted retained earnings for the three preceding years. As of December 31, 2024, $4.9 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

EFFECTS OF INFLATION

Our consolidated financial statements and accompanying footnotes have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation can be found in the increased cost of our operations because our assets and liabilities are primarily monetary, and interest rates have a greater impact on our performance than do the effects of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. Our results of operations depend to a large degree on our net interest income and ability to manage interest rate risk. Major sources of interest rate risk include timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Our management measures these risks and their impacts in several ways, including through the use of income simulations and valuation analyses. Multiple interest rate scenarios are used in this analysis which include changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices. Interest rates in the financial markets affect our decisions on pricing our assets and liabilities which impacts our net interest income, a significant cash flow source for us. As a result, a substantial portion of our risk management activities relates to managing interest rate risk.

Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity “gap” analysis. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

In the past, we have been successful in meeting the interest rate sensitivity objectives set forth in our policy. Simulation models are prepared to determine the impact on net interest income for the coming twelve months, including using rates at December 31, 2024 and forecasting volumes for the twelve-month projection. This position is then subjected to a shift in interest rates of 100, 200 and 300 basis points rising and 100 basis points falling with an impact to our net interest income on a one-year horizon as follows:

	As of December 31, 2024		As of December 31, 2023
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(6,831)	(13.8)%	$(5,924)	(13.8)%
200 basis point rising	$(4,629)	(9.4)%	$(4,012)	(9.3)%
100 basis point rising	$(2,434)	(4.9)%	$(2,122)	(4.9)%
100 basis point falling	$282	0.6%	$17	0.0%
200 basis point falling	$(588)	(1.2)%	$(909)	(2.1)%
300 basis point falling	$(1,774)	(3.6)%	$(2,037)	(4.7)%

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

INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES REPRICING SCHEDULE

(“GAP” TABLE)

As of December 31, 2024

	3 months or less	3 to 12 months	1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Investment securities	$19,745	$32,959	$162,081	$161,399	$376,184
Loans	248,884	205,678	492,478	108,733	1,055,773
Total interest-earning assets	$268,629	$238,637	$654,559	$270,132	$1,431,957

Interest-bearing liabilities:
Certificates of deposit	$101,825	$79,128	$13,739	$2	$194,694
Money market and checking accounts	636,963	-	-	-	636,963
Savings accounts	145,514	-	-	-	145,514
Borrowed money	71,102	14,003	3,400	-	88,505
Total interest-bearing liabilities	$955,404	$93,131	$17,139	$2	$1,065,676

Interest sensitivity gap per period	$(686,775)	$145,506	$637,420	$270,130	$366,281
Cumulative interest sensitivity gap	(686,775)	(541,269)	96,151	366,281

Cumulative gap as a percent of total interest-earning assets	(47.96%)	(37.80%)	6.71%	25.58%

Cumulative interest sensitive assets as a percent of cumulative interest sensitive liabilities	28.12%	48.38%	109.02%	134.37%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

Landmark Bancorp, Inc. and Subsidiaries

Manhattan, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landmark Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We identified auditing the qualitative factors as a critical audit matter as it involved significant management judgment, which in turn led to a high degree of auditor judgment and subjectivity to evaluate management’s determination and application of the qualitative factors.

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

Dallas, Texas

March 25, 2025

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)	December 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$20,275	$27,101
Interest-bearing deposits at other banks	4,110	4,918
Investment securities available-for-sale, at fair value	372,512	452,769
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $91, fair value of $3,290 and $3,049	3,672	3,555
Bank stocks, at cost	6,618	8,123
Loans, net of allowance for credit losses of $12,825 and $10,608	1,039,221	937,619
Loans held for sale, at fair value	3,420	853
Bank owned life insurance	39,056	38,333
Premises and equipment, net	20,220	19,709
Goodwill	32,377	32,377
Other intangible assets, net	2,578	3,241
Mortgage servicing rights	3,061	3,158
Real estate owned, net	167	928
Accrued interest and other assets	26,855	28,988
Total assets	$1,574,142	$1,561,672

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$351,595	$367,103
Money market and checking	636,963	613,613
Savings	145,514	152,381
Certificates of deposit	194,694	183,154
Total deposits	1,328,766	1,316,251

Federal Home Loan Bank and other borrowings	53,046	64,662
Subordinated debentures	21,651	21,651
Repurchase agreements	13,808	12,714
Accrued interest and other liabilities	20,656	19,480
Total liabilities	1,437,927	1,434,758

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,775,198 and 5,755,477 shares issued at December 31, 2024 and 2023, respectively	58	55
Additional paid-in capital	95,051	89,208
Retained earnings	56,934	54,282
Treasury stock, at cost; zero and 4,002 shares at December 31, 2024 and 2023, respectively	-	(75)
Accumulated other comprehensive loss	(15,828)	(16,556)
Total stockholders’ equity	136,215	126,914
Total liabilities and stockholders’ equity	$1,574,142	$1,561,672

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years ended December 31,
(Dollars in thousands, except per share amounts)	2024	2023	2022
Interest income:
Loans	$61,400	$51,753	$33,473
Investment securities:
Taxable	9,298	9,594	6,414
Tax-exempt	3,008	3,094	3,018
Interest-bearing deposits at banks	193	242	321
Total interest income	73,899	64,683	43,226
Interest expense:
Deposits	22,310	15,254	2,776
FHLB and other borrowings	3,886	4,048	584
Subordinated debentures	1,635	1,590	840
Repurchase agreements	344	499	146
Total interest expense	28,175	21,391	4,346
Net interest income	45,724	43,292	38,880
Provision for credit losses	2,300	349	-
Net interest income after provision for credit losses	43,424	42,943	38,880
Non-interest income:
Fees and service charges	10,742	10,220	9,651
Gains on sales of loans, net	2,386	2,269	3,444
Increase in cash surrender value of bank owned life insurance	1,723	913	780
Losses on sales of investment securities, net	(1,031)	(1,246)	(1,103)
Other	924	1,074	928
Total non-interest income	14,744	13,230	13,700
Non-interest expense:
Compensation and benefits	23,103	22,681	20,405
Occupancy and equipment	5,663	5,565	5,118
Data processing	1,889	1,940	1,580
Amortization of mortgage servicing rights and other intangibles	1,164	1,844	1,446
Professional fees	2,912	2,452	1,892
Acquisition costs	-	-	3,398
Valuation allowance on real estate held for sale	1,108	-	-
Other	8,240	7,501	7,431
Total non-interest expense	44,079	41,983	41,270
Earnings before income taxes	14,089	14,190	11,310
Income tax expense	1,086	1,954	1,432
Net earnings	$13,003	$12,236	$9,878
Earnings per share (1):
Basic	$2.26	$2.13	$1.71
Diluted	$2.26	$2.13	$1.71

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2024, 2023 and 2022.

See Notes to Consolidated Financial Statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022
Net earnings	$13,003	$12,236	$9,878

Net unrealized holding gains (losses) on available-for-sale securities	13	10,025	(39,440)
Less reclassification adjustment on losses included in earnings	1,031	1,246	1,103
Net unrealized gains (losses)	1,044	11,271	(38,337)
Income tax effect on net losses included in earnings	(253)	(305)	(271)
Income tax effect on net unrealized holding (gains) losses	(63)	(2,456)	9,662
Other comprehensive income (loss)	728	8,510	(28,946)

Total comprehensive income (loss)	$13,731	$20,746	$(19,068)

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at January 1, 2022	$50	$79,120	$52,593	$-	$3,880	$135,643
Net earnings	-	-	9,878	-	-	9,878
Other comprehensive loss	-	-	-	-	(28,946)	(28,946)
Dividends paid ($0.73 per share) (1)	-	-	(4,198)	-	-	(4,198)
Issuance of restricted common stock, 17,551 shares	-	-	-	-	-	-
Stock-based compensation	-	295	-	-	-	295
Purchase of 49,721 treasury shares	-	-	-	(1,239)	-	(1,239)
Exercise of stock options, 112 shares (2)	-	-	-	-	-	-
5% stock dividend, 247,831 shares	2	4,858	(6,099)	1,239	-	-
Balance at December 31, 2022	$52	$84,273	$52,174	$-	$(25,066)	$111,433
Cumulative effect of change in accounting principle from implementation of ASU 2016-13	-	-	(1,204)	-	-	(1,204)
Balance at January 1, 2023	$52	$84,273	$50,970	$-	$(25,066)	$110,229
Net earnings	-	-	12,236	-	-	12,236
Other comprehensive income	-	-	-	-	8,510	8,510
Dividends paid ($0.76 per share) (1)	-	-	(4,390)	-	-	(4,390)
Issuance of restricted common stock, 5,192 shares	-	-	-	-	-	-
Stock-based compensation	-	352	-	-	-	352
Purchase of 3,812 treasury shares	-	-	-	(75)		(75)
Exercise of stock options, 2,693 shares (2)	-	52	-	-	-	52
5% stock dividend, 260,640 shares	3	4,531	(4,534)	-	-	-
Balance at December 31, 2023	$55	$89,208	$54,282	$(75)	$(16,556)	$126,914
Net earnings	-	-	13,003	-	-	13,003
Other comprehensive income	-	-	-	-	728	728
Dividends paid ($0.80 per share) (1)	-	-	(4,612)	-	-	(4,612)
Issuance of restricted common stock, 41,175 shares	-	-	-	-	-	-
Stock-based compensation	-	520	-	-	-	520
Purchase of 17,288 treasury shares	-	-	-	(338)		(338)
5% stock dividend, 274,838 shares	3	5,323	(5,739)	413	-	-
Balance at December 31, 2024	$58	$95,051	$56,934	$-	$(15,828)	$136,215

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividends paid during December 2024, 2023 and 2022.
(2)	Shares from the exercise of stock options are shown net of forfeitures related to cashless exercises.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$13,003	$12,236	$9,878
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	2,300	349	-
Valuation allowance on real estate owned	1,108	6	354
Amortization of investment security (discounts) premiums, net	(111)	240	1,481
Accretion of purchase accounting adjustments	(1,035)	(993)	(460)
Amortization of mortgage servicing rights and intangibles	1,164	1,844	1,446
Depreciation	1,335	1,270	1,134
Increase in cash surrender value of bank owned life insurance	(1,723)	(913)	(780)
Stock-based compensation	520	352	295
Deferred income taxes	(212)	404	(1,190)
Net loss on investment securities	1,031	1,246	1,103
Net gains on sales of premises and equipment and foreclosed assets	(326)	(1)	(114)
Net gains on sales of loans	(2,386)	(2,269)	(3,444)
Proceeds from sale of loans	85,799	80,475	145,923
Origination of loans held for sale	(86,384)	(76,995)	(140,990)
Changes in assets and liabilities:
Accrued interest and other assets	(1,123)	(1,276)	5,146
Accrued interest, expenses and other liabilities	1,276	(3,371)	4,998
Net cash provided by operating activities	14,236	12,604	24,780
Cash flows from investing activities:
Net increase in loans	(103,084)	(97,361)	(73,571)
Net change in interest-bearing deposits at banks	808	4,150	(1,728)
Maturities and prepayments of investment securities	71,080	54,537	53,877
Purchases of investment securities	(23,322)	(29,112)	(226,336)
Proceeds from sale of available-for-sale securities	32,623	20,913	52,597
Redemption of bank stocks	16,487	11,192	4,208
Purchase of bank stocks	(14,982)	(13,845)	(6,074)
Net cash paid in bank acquisition	-	-	(572)
Proceeds from sales of premises and equipment and foreclosed assets	4,700	7	1,379
Premiums paid on bank owned life insurance	(95)	(97)	(63)
Purchases of premises and equipment, net	(2,320)	(995)	(876)
Net cash used in investing activities	(18,105)	(50,611)	(197,159)
Cash flows from financing activities:
Net increase in deposits	12,515	15,591	1,758
Federal Home Loan Bank advance borrowings	778,725	727,629	327,360
Federal Home Loan Bank advance repayments	(787,893)	(677,815)	(326,160)
Proceeds from other borrowings	360	-	10,065
Repayments on other borrowings	(2,808)	(2,352)	(1,065)
Change in repurchase agreements	1,094	(16,688)	(199)
Proceeds from exercise of stock options	-	52	-
Payment of dividends	(4,612)	(4,390)	(4,198)
Purchase of treasury stock	(338)	(75)	(1,239)
Net cash (used in) provided by financing activities	(2,957)	41,952	6,322
Net (decrease) increase in cash and cash equivalents	(6,826)	3,945	(166,057)
Cash and cash equivalents at beginning of year	27,101	23,156	189,213
Cash and cash equivalents at end of year	$20,275	$27,101	$23,156

(continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022

Supplemental disclosure of cash flow information:
Cash payments paid during the year for income taxes	$834	$55	$1,104
Cash paid during the year for interest	28,321	19,851	4,032
Cash paid during the year for operating leases	177	156	175

Supplemental schedule of noncash investing and financing activities:
Transfer of premises and equipment to real estate held for sale	-	4,343	-
Operating lease asset and related liability recorded	-	61	-

Bank acquisition:
Fair value of liabilities assumed	$-	$-	$181,350
Fair value of assets acquired	-	-	200,033

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Landmark Bancorp, Inc. and its wholly owned subsidiaries, the Bank and the Captive. All intercompany balances and transactions have been eliminated in consolidation. The Bank, considered a single operating segment, is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate one-to-four family residential real estate, construction and land, CRE, commercial, agriculture, municipal and consumer loans. The Captive provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

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

Reserve Requirements. Regulations of the Federal Reserve require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict a portion of the amounts shown as consolidated cash and due from banks from everyday usage in the operation of banks. As of December 31, 2024 and 2023, the Bank did not have a minimum reserve requirement.

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

Implementation of CECL. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The provisions of the update eliminated the probable initial recognition threshold under previous GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost reflect an organization’s estimate of all expected credit losses over the expected term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held-to-maturity debt securities. Under the provisions of the update, credit losses recognized on available-for-sale debt securities are presented as an allowance as opposed to a write-down. In addition, CECL modified the accounting for purchased loans. Under prior GAAP, a purchased loan’s contractual balance was adjusted to fair value through a credit discount, and no reserve was recorded on the purchased loan upon acquisition. Under CECL loans determined to be purchased credit deteriorated have an allowance for credit losses established through purchase accounting. Finally, increased disclosure requirements under CECL oblige organizations to present credit quality disclosures disaggregated by the year of origination or vintage. FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. In October 2019, the FASB approved a change in the effective dates for CECL which delayed the effective date to fiscal years beginning after December 15, 2022 for smaller reporting companies.

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

Construction and Land. Construction and land loans consist primarily of loans to facilitate the development of both residential and CRE. Repayment is primarily dependent on the completion of the development and refinancing to longer term financing.

Commercial Real Estate. CRE loans consist primarily of loans secured by office buildings, industrial buildings, warehouses, retail buildings and multi-family housing and are primarily owner-occupied. For such loans, repayment is largely dependent upon the operation of the borrower’s business.

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

Loan Modifications. Loan modifications, including modifications to borrowers experiencing financial difficulty, are treated as a new loan if two conditions are met. The terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks and modifications to the terms of the original loan are more than minor.

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

Goodwill and Intangible Assets. Goodwill is not amortized; however, it is tested for impairment at each calendar year end or more frequently when events or circumstances dictate. The Company performed a qualitative assessment of factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as of December 31, 2024. This assessment included a review of macroeconomic conditions, industry and market specific considerations and other relevant factors including the Company’s market capitalization, with control premiums and valuation multiples, compared to recent financial industry acquisition multiples for similar institutions to estimate the fair value of the Company’s single reporting unit. A goodwill impairment would be recorded for the amount that the carrying value exceeds the implied fair value.

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

Earnings per Share. Basic earnings per share represent net earnings divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. The diluted earnings per share computation for 2024, 2023 and 2022 excluded 207,745, 174,889 and 54,304, respectively, of unexercised stock options because their inclusion would have been anti-dilutive.

The shares used in the calculation of basic and diluted earnings per share, which have been adjusted to give effect to the 5% common stock dividends paid by the Company in December 2024, 2023 and 2022, are shown below:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2024	2023	2022
Net earnings available to common shareholders	$13,003	$12,236	$9,878

Weighted average common shares outstanding - basic	5,758,056	5,751,585	5,766,900
Assumed exercise of stock options	6,226	3,255	16,556
Weighted average common shares outstanding - diluted	5,764,282	5,754,840	5,783,456
Earnings per share:
Basic	$2.26	$2.13	$1.71
Diluted	$2.26	$2.13	$1.71

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

(2) Impact of Recent Accounting Pronouncements

The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023. The amendments require disclosure of significant segment expenses and other segment items on an annual and interim basis. Public entities are required to disclose significant expense categories and amounts for each reportable segment, as well as the amount and a description of the composition of other segment items. Significant expense categories are derived from expenses that are regularly provided to an entity’s chief operating decision-maker (“CODM”), and included in a segment’s reported measures of profit or loss. Public entities are also required to disclose the title and position of the CODM and explain how the CODM uses the reported measures of profit or loss in assessing segment performance and deciding how to allocate resources. This ASU requires interim disclosures of certain segment-related disclosures that previously were only required annually. ASU 2023-07 requires annual disclosures for fiscal years beginning January 1, 2024 and interim disclosures for fiscal years beginning January 1, 2025. The Company adopted ASU 2023-07 in 2024, and other than the inclusion of additional disclosures, the adoption did not have a significant impact on the Company’s consolidated financial statements. The standard will be effective for the Company’s consolidated financial statements for interim periods beginning January 1, 2025.

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, in December 2023. The amendments require additional disclosures regarding the rate reconciliation and income taxes paid. ASU 2023-09 also removed certain existing disclosure requirements and is effective for annual periods beginning January 1, 2025. Early adoption is permitted. The amendments in ASU 2023-09 should be applied on a prospective basis, though retrospective application is permitted. Other than the inclusion of additional disclosures, the adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

The FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses in November 2024. The amendments require new disclosures providing further detail of a company’s income statement expense items. ASU 2024-03 is effective for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028. Early adoption is permitted. The amendments should be applied on a prospective basis. Other than the inclusion of additional disclosures, the adoption is not expected to have a significant effect on the Company’s consolidated financial statements.

(3) Acquisition

On October 1, 2022, the Company acquired 100% of the outstanding common shares of Freedom Bancshares, Inc., in exchange for $33.4 million of cash. Freedom was the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operated out of a single location in Overland Park, Kansas. The acquisition was effected through the merger of Freedom with and into the Bank. The purchase price was financed with $10.0 million of debt issued by Company and through cash received from a dividend from the Bank.

The transaction was accounted for using the acquisition method of accounting, and as such, assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date. Acquired loans were recorded at fair value at the acquisition date and no separate valuation allowance was established. No purchased credit impaired loans were acquired. Market value adjustments are accreted or amortized on a level yield basis over the expected term of the asset or liability. Additionally, the Company recorded a core deposit intangible of $4.2 million. The core deposit intangible is amortized on an accelerated basis over the estimated useful life of the deposits. Goodwill of $14.7 million from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the banks. The goodwill is not deductible for income tax purposes. During 2023, goodwill was increased by $178,000 due to adjustments related to filing final tax returns for Freedom and Freedom Bank, which are reflected in the table below. The Company incurred $3.4 million of acquisition related costs relating to the acquisition during 2022, of which $3.1 million was deductible for income tax purposes.

Results of the operations of the acquired business are included in the income statement from the effective date of the acquisition.

The following table summarizes the consideration paid for Freedom and the amounts of the assets acquired and liabilities assumed at the acquisition date:

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

Unaudited pro forma consolidated operating results for the years ended December 31, 2022 and December 31, 2021, as if the acquisition was consummated on January 1 of that year are as follows:

(Dollars in thousands, except per share amounts)	Years ended December 31,
	2022	2021

Net interest income	$44,750	$45,942
Net earnings	9,098	19,922
Earnings per share (1):
Basic	1.58	3.45
Diluted	1.57	3.44

(1)	All per share amounts have been adjusted to give effect to the 5% stock dividends paid during December 2024, 2023 2022 and 2021.

(4) Investment Securities

A summary of investment securities available-for-sale and securities held-to-maturity is as follows:

(Dollars in thousands)	As of December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Available-for-sale:
U. S. treasury securities	$65,349	$53	$(944)	$64,458
Municipal obligations, tax exempt	111,196	47	(4,115)	107,128
Municipal obligations, taxable	76,200	70	(4,555)	71,715
Agency mortgage-backed securities	140,651	40	(11,480)	129,211
Total available-for-sale	$393,396	$210	$(21,094)	$372,512

Held-to-maturity:
Other	$3,672	$-	$(382)	$3,290
Total held-to-maturity	$3,672	$-	$(382)	$3,290

(Dollars in thousands)	As of December 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Available-for-sale:
U. S. treasury securities	$99,340	$-	$(3,673)	$95,667
Municipal obligations, tax exempt	122,775	186	(2,338)	120,623
Municipal obligations, taxable	82,926	225	(4,068)	79,083
Agency mortgage-backed securities	169,656	247	(12,507)	157,396
Total available-for-sale	$474,697	$658	$(22,586)	$452,769

Held-to-maturity:
Other	$3,555	$-	$(506)	$3,049
Total held-to-maturity	$3,555	$-	$(506)	$3,049

The tables above show that some of the securities in the available-for-sale and held-to-maturity investment portfolio had unrealized losses, or were temporarily impaired, as of December 31, 2024 and 2023. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following tables summarize securities available-for-sale in an unrealized loss positions for which an allowance for credit losses has not been recorded at December 31, 2024 and 2023 along with length of time in a continuous unrealized loss position.

(Dollars in thousands)		As of December 31, 2024
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale
U. S. treasury securities	22	$1,558	$-	$43,327	$(944)	$44,885	$(944)
Municipal obligations, tax exempt	254	16,754	(311)	86,409	(3,804)	103,163	(4,115)
Municipal obligations, taxable	107	22,201	(726)	45,285	(3,829)	67,486	(4,555)
Agency mortgage-backed securities	102	18,875	(223)	105,615	(11,257)	124,490	(11,480)
Total available-for-sale	485	$59,388	$(1,260)	$280,636	$(19,834)	$340,024	$(21,094)

(Dollars in thousands)		As of December 31, 2023
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale
U. S. treasury securities	47	$1,129	$(7)	$93,833	$(3,666)	$94,962	$(3,673)
Municipal obligations, tax exempt	229	31,468	(337)	64,962	(2,001)	96,430	(2,338)
Municipal obligations, taxable	110	17,278	(151)	52,212	(3,917)	69,490	(4,068)
Agency mortgage-backed securities	100	6,480	(68)	128,512	(12,439)	134,992	(12,507)
Total available-for-sale	486	$56,355	$(563)	$339,519	$(22,023)	$395,874	$(22,586)

The Company’s U.S. treasury portfolio consists of securities issued by the U.S. Department of the Treasury. The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the security and its belief that it was more likely than not that the Company will not be required to sell the security before recovery of its cost basis, the Company believed that the U.S. treasury securities identified in the tables above were temporarily impaired.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of December 31, 2024, the Company did not intend to sell and it is more likely than not that the Company will not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired.

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

The Company’s held-to-maturity investment securities portfolio consists of seven subordinated debentures issued by financial institutions. These investment securities were acquired in the Freedom Bank acquisition and classified as held-to-maturity. The securities were issued in 2021 and 2022 with a 10 year maturity and a fixed rate for five years. The securities are callable after the end of the fixed rate term.

The following table provides information on the Company’s allowance for credit losses related to held-to-maturity investment securities.

	Years ended December 31,
	2024	2023
(Dollars in thousands)
Beginning balance	$91	$-
Impact of adopting ASC 326	-	72
Provision for credit losses	-	19
Ending balance	$91	$91

The table below includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties. The amortized cost and fair value of investment securities at December 31, 2024 are as follows:

	Amortized	Estimated
(Dollars in thousands)	cost	fair value
Available-for-sale:
Due in less than one year	$35,536	$35,269
Due after one year but within five years	222,328	210,035
Due after five years but within ten years	99,918	93,765
Due after ten years	35,614	33,443
Total available-for-sale	$393,396	$372,512

Held-to-maturity:
Due after five years but within ten years	$3,672	$3,290
Total held-to-maturity	$3,672	$3,290

The Company has not sold any investment securities subsequent to December 31, 2024 and the date of this filing. Sales proceeds and gross realized gains and losses on sales of available-for-sale securities are as follows:

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022

Sales proceeds	$32,623	$20,913	$52,597

Realized gains	$-	$-	$-
Realized losses	(1,031)	(1,246)	(1,103)
Net realized (losses) gains	$(1,031)	$(1,246)	$(1,103)

Securities with carrying values of $305.3 million and $380.4 million were pledged to secure public funds on deposit, repurchase agreements and as collateral for borrowings at December 31, 2024 and 2023, respectively. As of December 31, 2024, all of the Company’s investment securities were performing and there were no securities on non-accrual status. Except for U.S. treasuries and federal agency obligations, no investment in a single issuer exceeded 10% of consolidated stockholders’ equity.

(5) Bank Stocks

Bank stocks primarily consist of restricted investments in FHLB and Federal Reserve Bank (“FRB”) stock. The carrying value of the FHLB stock at December 31, 2024 was $3.5 million compared to $5.0 million at December 31, 2023. The carrying value of the FRB stock at both December 31, 2024 and 2023 was $3.0 million. These securities are not readily marketable and are required for regulatory purposes and borrowing availability. Since there are no available market values, these securities are carried at cost. Redemption of these investments at par value is at the option of the FHLB or FRB, as applicable. Also included in Bank stocks are other miscellaneous investments in the common stock of various correspondent banks which are held for borrowing purposes and totaled $111,000 at December 31, 2024 and 2023.

(6) Loans and Allowance for Credit Losses

Loans consisted of the following:

	As of December 31,
(Dollars in thousands)	2024	2023

One-to-four family residential real estate loans	$352,209	$302,544
Construction and land loans	25,328	21,090
Commercial real estate loans	345,159	320,962
Commercial loans	192,325	180,942
Agriculture loans	100,562	89,680
Municipal loans	7,091	4,507
Consumer loans	29,679	28,931
Total gross loans	1,052,353	948,656
Net deferred loan (fees) costs and loans in process	(307)	(429)
Allowance for credit losses	(12,825)	(10,608)
Loans, net	$1,039,221	$937,619

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology:

(Dollars in thousands)
	Year ended December 31, 2024
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2024	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608
Charge-offs	-	-	-	(186)	(64)	-	(409)	(659)
Recoveries	-	245	-	35	54	12	130	476
Provision for credit losses	(270)	(252)	(12)	2,629	47	24	234	2,400
Balance at December 31, 2024	$1,765	$143	$4,506	$4,964	$1,227	$51	$169	$12,825

(Dollars in thousands)
	Year ended December 31, 2023
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2023	$655	$117	$3,158	$2,753	$1,966	$5	$137	$8,791
Impact of adopting ASC 326	1,022	49	1,063	145	(824)	11	57	1,523
Charge-offs	-	-	-	(479)	-	-	(371)	(850)
Recoveries	-	675	-	35	74	-	110	894
Provision for credit losses	358	(691)	297	32	(26)	(1)	281	250
Balance at December 31, 2023	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608

(Dollars in thousands)
	Year ended December 31, 2022
	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Paycheck protection loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2022	$623	$138	$3,051	$2,613	$-	$2,221	$6	$123	$8,775
Charge-offs	-	-	-	-	-	-	-	(336)	(336)
Recoveries	-	165	-	38	-	59	6	84	352
Provision for credit losses	32	(186)	107	102	-	(314)	(7)	266	-
Balance at December 31, 2022	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791

Allowance for credit losses:
Individually evaluated for loss	$-	$-	$-	$636	$-	$18	$-	$-	$654
Collectively evaluated for loss	655	117	3,158	2,117	-	1,948	5	137	8,137
Total	$655	$117	$3,158	$2,753	$-	$1,966	$5	$137	$8,791

Loan balances:
Individually evaluated for loss	$326	$412	$1,224	$812	$-	$1,319	$36	$-	$4,129
Collectively evaluated for loss	236,656	22,313	302,850	172,603	21	82,964	1,990	26,664	846,061
Total	$236,982	$22,725	$304,074	$173,415	$21	$84,283	$2,026	$26,664	$850,190

The Company recorded net loan charge offs of $183,000 during 2024 compared to net loan recoveries of $44,000 during 2023.

The following tables present information on non-accrual status and loans past due over 89 days and still accruing:

(Dollars in thousands)	As of December 31, 2024
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$34	$-	$-
Commercial real estate loans	782	-	-
Commercial loans	314	10,939	-
Agriculture loans	1,046	-	-
Total loans	$2,176	$10,939	$-

(Dollars in thousands)	As of December 31, 2023
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$161	$31	$-
Commercial loans	363	1,517	-
Agriculture loans	295	-	-
Consumer loans	24	-	-
Total loans	$843	$1,548	$-

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following tables present information on the amortized cost basis and collateral type of collateral-dependent loans:

(Dollars in thousands)	As of December 31, 2024
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$34	First mortgage on residential real estate
Construction and land loans	-	First mortgage on residential or commercial real estate
Commercial real estate loans	782	First mortgage on commercial real estate
Commercial loans	3,150	Accounts receivable, equipment and real estate
Agriculture loans	1,456	Crops, livestock, machinery and real estate
Total loans	$5,422

(Dollars in thousands)	As of December 31, 2023
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$192	First mortgage on residential real estate
Construction and land loans	192	First mortgage on residential or commercial real estate
Commercial real estate loans	1,205	First mortgage on commercial real estate
Commercial loans	2,054	Accounts receivable, equipment and real estate
Agriculture loans	682	Crops, livestock, machinery and real estate
Consumer loans	24	Personal property or second mortgages on real estate
Total loans	$4,349

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Past due loans are determined in accordance with the contractual repayment terms. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is ninety days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans ninety days delinquent and accruing interest at December 31, 2024 or December 31, 2023.

The following tables present information on the Company’s past due and non-accrual loans by loan class:

(Dollars in thousands)
	As of December 31, 2024
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$115	$323	$-	$438	$34	$472	$351,737
Construction and land loans	-	118	-	118	-	118	25,210
Commercial real estate loans	1,083	3,081	-	4,164	782	4,946	340,213
Commercial loans	500	59	-	559	11,253	11,812	180,513
Agriculture loans	864	-	-	864	1,046	1,910	98,652
Municipal loans	-	-	-	-	-	-	7,091
Consumer loans	33	25	-	58	-	58	29,621
Total	$2,595	$3,606	$-	$6,201	$13,115	$19,316	$1,033,037

Percent of gross loans	0.25%	0.34%	0.00%	0.59%	1.25%	1.84%	98.16%

	As of December 31, 2023
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$85	$247	$-	$332	$192	$524	$302,020
Construction and land loans	-	-	-	-	-	-	21,090
Commercial real estate loans	153	-	-	153	-	153	320,809
Commercial loans	399	332	-	731	1,880	2,611	178,331
Agriculture loans	256	-	-	256	295	551	89,129
Municipal loans	-	-	-	-	-	-	4,507
Consumer loans	110	-	-	110	24	134	28,797
Total	$1,003	$579	$-	$1,582	$2,391	$3,973	$944,683

Percent of gross loans	0.11%	0.06%	0.00%	0.17%	0.25%	0.42%	99.58%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the years 2024, 2023 and 2022, would have increased interest income by $423,000, $96,000, and $137,000, respectively. No interest income related to non-accrual loans was included in interest income for the years ended December 31, 2024, 2023, and 2022.

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

The following table provides information on the Company’s risk category of loans by type and year of origination:

(Dollars in thousands)	As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$86,701	$84,467	$75,517	$37,411	$27,293	$35,112	$5,552	$122	$352,175
Classified	-	-	-	-	-	34	-	-	34
Total	$86,701	$84,467	$75,517	$37,411	$27,293	$35,146	$5,552	$122	$352,209
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,481	$11,202	$1,937	$1,697	$2,569	$1,340	$102	$-	$25,328
Classified	-	-	-	-	-	-	-	-	-
Total	$6,481	$11,202	$1,937	$1,697	$2,569	$1,340	$102	$-	$25,328
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$59,717	$47,624	$68,854	$53,868	$41,862	$67,351	$3,217	$85	$342,578
Classified	360	-	-	476	151	1,594	-	-	2,581
Total	$60,077	$47,624	$68,854	$54,344	$42,013	$68,945	$3,217	$85	$345,159
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$31,083	$27,158	$23,574	$9,813	$7,930	$2,203	$68,282	$135	$170,178
Classified	11,364	1,851	1,897	39	3,637	13	1,969	1,377	22,147
Total	$42,447	$29,009	$25,471	$9,852	$11,567	$2,216	$70,251	$1,512	$192,325
Charge-offs	$-	$-	$16	$114	$56		$-	$-	$186
Agriculture loans
Nonclassified	$21,379	$3,659	$8,404	$3,616	$3,297	$14,215	$44,458	$217	$99,245
Classified	$29	$178	$257	$419	$9	$73	$352	$-	1,317
Total	$21,408	$3,837	$8,661	$4,035	$3,306	$14,288	$44,810	$217	$100,562
Charge-offs	$-	$-	$-	$-	$-	$64	$-	$-	$64
Municipal loans
Nonclassified	$5,565	$-	$90	$-	$-	$1,436	$-	$-	$7,091
Classified	-	-	-	-	-	-	-	-	-
Total	$5,565	$-	$90	$-	$-	$1,436	$-	$-	$7,091
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$2,850	$3,229	$645	$1,072	$682	$3,167	$17,896	$138	$29,679
Classified	-	-	-	-	-	-	-	-	-
Total	$2,850	$3,229	$645	$1,072	$682	$3,167	$17,896	$138	$29,679
Charge-offs	$376	$7	$1		$-	$24	$-	$1	$409
Total loans
Nonclassified	$213,776	$177,339	$179,021	$107,477	$83,633	$124,824	$139,507	$697	$1,026,274
Classified	$11,753	$2,029	$2,154	$934	$3,797	$1,714	$2,321	$1,377	26,079
Total	$225,529	$179,368	$181,175	$108,411	$87,430	$126,538	$141,828	$2,074	$1,052,353
Charge-offs	$376	$7	$17	$114	$56	$88	$-	$1	$659

(Dollars in thousands)	As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$95,290	$84,718	$42,533	$32,081	$12,776	$29,694	$5,097	$163	$302,352
Classified	-	-	-	-	-	192	-	-	192
Total	$95,290	$84,718	$42,533	$32,081	$12,776	$29,886	$5,097	$163	$302,544
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,283	$5,267	$5,367	$2,665	$916	$492	$100	$-	$21,090
Classified	-	-	-	-	-	-	-	-	-
Total	$6,283	$5,267	$5,367	$2,665	$916	$492	$100	$-	$21,090
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$41,644	$77,427	$58,327	$50,744	$30,551	$57,502	$3,017	$92	$319,304
Classified	-	-	481	22	180	975	-	-	1,658
Total	$41,644	$77,427	$58,808	$50,766	$30,731	$58,477	$3,017	$92	$320,962
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$38,818	$32,764	$16,747	$15,511	$2,514	$4,386	$61,046	$4,121	$175,907
Classified	226	2,000	158	460	57	-	1,952	182	5,035
Total	$39,044	$34,764	$16,905	$15,971	$2,571	$4,386	$62,998	$4,303	$180,942
Charge-offs	$-	$(28)	$(407)	$(44)	$-	$-	$-	$-	$(479)
Agriculture loans
Nonclassified	$7,862	$11,718	$4,864	$4,092	$3,902	$12,114	$44,352	$214	$89,118
Classified	-	16	171	-	131	113	131	-	562
Total	$7,862	$11,734	$5,035	$4,092	$4,033	$12,227	$44,483	$214	$89,680
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$2,774	$128	$-	$-	$-	$1,605	$-	$-	$4,507
Classified	-	-	-	-	-	-	-	-	-
Total	$2,774	$128	$-	$-	$-	$1,605	$-	$-	$4,507
Charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$4,705	$1,332	$1,340	$1,380	$1	$4,906	$15,221	$21	$28,906
Classified	-	-	-	-	-	-	25	-	25
Total	$4,705	$1,332	$1,340	$1,380	$1	$4,906	$15,246	$21	$28,931
Charge-offs	$-	$-	$(3)	$-	$-	$-	$(368)	$-	$(371)
Total loans
Nonclassified	$197,376	$213,354	$129,178	$106,473	$50,660	$110,699	$128,833	$4,611	$941,184
Classified	226	2,016	810	482	368	1,280	2,108	182	7,472
Total	$197,602	$215,370	$129,988	$106,955	$51,028	$111,979	$130,941	$4,793	$948,656
Charge-offs	$-	$(28)	$(410)	$(44)	$-	$-	$(368)	$-	$(850)

The following table provides information on the Company’s allowance for credit losses related to unfunded loan commitments.

	Years ended December 31,
(dollars in thousands)	2024	2023
Balance at beginning of period	$250	$170
Impact of adopting ASC 326	-	-
Provision (benefit) for credit losses	(100)	80
Balance at end of period	$150	$250

The following tables present the amortized cost basis of loans at December 31, 2024 and 2023 that were both experiencing financial difficulty and modified by class, type of modification and includes the financial effect of the modification.

(Dollars in thousands)	As of December 31, 2024
	Amortized cost basis	% of loan class total	Financial effect

Interest Only:
Commercial	$8,230	4.5%	6 month interest only payments
Term extension:
Commercial	$954	0.5%	5 month principal payment deferral

(Dollars in thousands)	As of December 31, 2023
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$141	0.1%	90 day payment deferral

As of December 31, 2024, all loans experiencing both financial difficulty and modified during the twelve months ended December 31, 2024 were current under the terms of the agreements. There were no commitments to lend additional funds to the borrowers and there were no charge-offs recorded against the loans. The Company had a $1.8 million allowance for credit losses recorded against these loans as of December 31, 2024. The Company did not have any loan modifications that had a payment default during the twelve months ended December 31, 2024.

The Company had loans and unfunded commitments to directors and officers, and to affiliated parties, at December 31, 2024 and 2023. A summary of such loans is as follows:

(Dollars in thousands)

Balance at December 31, 2023	$13,056
New loans	3,500
Repayments	(2,364)
Balance at December 31, 2024	$14,192

(7) Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet customers’ financing needs. These financial instruments consist principally of commitments to extend credit. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party is represented by the contractual amount of those instruments. In the normal course of business, there are various commitments and contingent liabilities, such as commitments to extend credit, letters of credit, and lines of credit, the balance of which are not recorded in the accompanying consolidated financial statements. The Company generally requires collateral or other security on unfunded loan commitments and irrevocable letters of credit. Unfunded commitments to extend credit, excluding standby letters of credit, aggregated to $201.2 million and $211.8 million at December 31, 2024 and 2023, respectively, and are generally at variable interest rates. Standby letters of credit totaled $1.9 million at December 31, 2024 and $1.6 million at December 31, 2023.

(8) Goodwill and Intangible Assets

The changes in goodwill is as follows:

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022
Balance at January 1	$32,377	$32,199	$17,532
Acquired goodwill	-	-	14,667
Acquisition period adjustments	-	178	-
Balance at December 31	$32,377	$32,377	$32,199

The Company performed its annual impairment test as of December 31, 2024. Based on the results of the qualitative analysis, the Company concluded it was more likely than not that its goodwill was not impaired.

A summary of the other intangible assets that continue to be subject to amortization is as follows:

(Dollars in thousands)	As of December 31,
	2024	2023
Gross carrying amount	$4,170	$4,170
Accumulated amortization	(1,592)	(929)
Net carrying amount	$2,578	$3,241

Amortization expense for the years ended December 31, 2024 and 2023 was $663,000 and $765,000. The following sets forth estimated amortization expense for core deposit intangible assets for the years ending December 31:

(Dollars in thousands)	Amortization
expense
2025	588
2026	512
2027	436
2028	360
2029	284
Thereafter	398
Total	$2,578

(9) Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others:

(Dollars in thousands)	As of December 31,
	2024	2023
FHLMC	$626,379	$659,488
FHLB	27,418	28,621
Total	$653,797	$688,109

Custodial escrow balances maintained in connection with serviced loans were $5.6 million at December 31, 2024 and $5.0 million at December 31, 2023. Gross service fee income related to such loans was $1.7 million for the year ended December 31, 2024 and $1.8 million for the years ended 2023 and 2022, and is included in fees and service charges in the consolidated statements of earnings.

Activity for mortgage servicing rights and the related valuation allowance follows:

(Dollars in thousands)	As of December 31,
	2024	2023
Mortgage servicing rights:
Balance at beginning of year	$3,158	$3,813
Additions	404	424
Amortization	(501)	(1,079)
Balance at end of year	$3,061	$3,158

At December 31, 2024 and 2023, there was no valuation allowance related to mortgage servicing rights.

The fair value of mortgage servicing rights was $9.6 million and $9.5 million at December 31, 2024 and 2023, respectively. Fair value at December 31, 2024 was determined using a discount rate at 10.0%, prepayment speeds ranging from 6.00% to 25.44%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.87%. Fair value at December 31, 2023 was determined using a discount rate at 10.0%, prepayment speeds ranging from 6.00% to 26.87%, depending on the stratification of the specific mortgage servicing right, and a weighted average default rate of 1.65%.

The Company had a mortgage repurchase reserve of $131,000 at December 31, 2024 and $159,000 at December 31, 2023, which represented the Company’s best estimate as of such dates of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company made no provision to the reserve during 2024 compared to a $50,000 provision to the reserve during 2023 and no reserve provision during 2022. The Company charged losses of $28,000, $116,000, and $1,000 against the reserve during 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company had no outstanding mortgage repurchase requests.

(10) Premises and Equipment

Premises and equipment consisted of the following:

(Dollars in thousands)	Estimated	As of December 31,
	useful lives	2024	2023
Land	Indefinite	$5,202	$5,444
Office buildings and improvements	10 - 50 years	21,648	20,868
Furniture and equipment	3 - 15 years	8,558	9,729
Automobiles	2 - 5 years	646	555
Total premises and equipment		36,054	36,596
Accumulated depreciation		(15,834)	(16,887)
Total premises and equipment, net		$20,220	$19,709

Depreciation expense totaled $1.3 million for the years ended December 31, 2024 and 2023, and $1.1 million during the year ended 2022 and was included in occupancy and equipment expense on the consolidated statements of earnings.

(11) Deposits

The following table presents the maturities of certificates of deposit at December 31, 2024:

(Dollars in thousands)
Year	Amount
2025	180,953
2026	8,416
2027	2,522
2028	2,311
2029	490
Thereafter	2
Total	$194,694

The aggregate amount of certificate of deposit in denominations of $250,000 or more at December 31, 2024 and 2023 was $52.2 million and $50.2 million, respectively. As of December 31, 2024, the Company had $91.4 million in brokered deposits compared to $83.2 million at December 31, 2023.

The components of interest expense associated with deposits are as follows:

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022
Certificates of deposit	$8,494	$4,310	$412
Money market and checking	13,628	10,818	2,318
Savings	188	126	46
Total	$22,310	$15,254	$2,776

(12) Federal Home Loan Bank Borrowings

The Bank has a line of credit, renewable annually each September, with the FHLB under which there were $48.8 million of borrowings at December 31, 2024 compared to $58.0 million of borrowings at December 31, 2023. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (4.57% at December 31, 2024). The Company had $60.0 million letters of credit issued through the FHLB at December 31, 2024 compared to $20.0 million at December 31, 2023 to secure municipal deposits. The Company did not have any term advances from FHLB at December 31, 2024 and 2023.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At December 31, 2024 and 2023, there was a blanket pledge of loans totaling $403.9 million and $328.7 million, respectively. At December 31, 2024 and 2023, the Bank’s total borrowing capacity with the FHLB was approximately $281.2 million and $232.3 million, respectively. At December 31, 2024 and 2023, the Bank’s available borrowing capacity was $171.0 million and $153.1 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit issued to collateralized public fund deposits. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

(13) Subordinated Debentures

In 2003, the Company issued $8.2 million of subordinated debentures. These debentures, which are due in 2034 and are currently redeemable, were issued to a wholly owned grantor trust (the “Trust”) formed to issue preferred securities representing undivided beneficial interests in the assets of the Trust. The Trust then invested the gross proceeds of such preferred securities in the debentures. The Trust’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month CME term SOFR plus a spread adjustment of 0.26% and a margin of 2.85%. The interest rate at December 31, 2024 and 2023 was 7.74% and 8.50%, respectively.

In 2005, the Company issued an additional $8.2 million of subordinated debentures. These debentures, which are due in 2036 and are currently redeemable, were issued to a wholly owned grantor trust (“Trust II”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust II. Trust II then invested the gross proceeds of such preferred securities in the debentures. Trust II’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month CME term SOFR plus a spread adjustment of 0.26% and a margin of 1.34%. The interest rate at December 31, 2024 and 2023 was 5.96% and 6.99%, respectively.

In 2013, the Company assumed an additional $5.2 million of subordinated debentures as part of the Bank’s acquisition of Citizens Bank. These debentures, which are due in 2036 and are currently redeemable, were issued by Citizens Bank’s former holding company to a wholly owned grantor trust, First Capital (KS) Statutory Trust (“Trust III”) formed to issue preferred securities representing undivided beneficial interests in the assets of Trust III. Trust III’s preferred securities and the subordinated debentures require quarterly interest payments and have variable rates, adjustable quarterly. Interest accrues at three month CME term SOFR plus a spread adjustment of 0.26% and a margin of 1.62%. The interest rate at December 31, 2024 and 2023 was 5.94% and 7.24% respectively.

While these trusts are accounted for as unconsolidated equity investments, a portion of the trust preferred securities issued by the trusts qualifies as Tier 1 Capital for regulatory purposes.

(14) Other Borrowings

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2025, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios. At December 31, 2024, the Company’s risk-based capital ratio of 12.43% was below the minimum required under such covenants of 12.50%. The Company requested from the lender a waiver of the default which was granted ty the lender. On March 14, 2025, the Company and the lender entered into a Change in Terms Agreement, reducing the minimum tier 1 capital ratio required under such covenants to 12.00% going forward. As of December 31, 2024 and 2023, the Company did not have an outstanding balance on the line of credit.

The Company borrowed $10.0 million from an unrelated financial institution at a fixed rate of 6.15% maturing on September 1, 2027, which requires quarterly principal and interest payments. The principal balance was $4.2 million and $6.6 million at December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, the Bank had no borrowings through the Federal Reserve discount window, while the borrowing capacity was $50.5 million and $60.7 million, respectively. The Bank also has various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $35.0 million at December 31, 2024 and $30.0 million at December 31, 2023. As of December 31, 2024 and 2023, there were no borrowings through these correspondent bank federal funds agreements.

(15) Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $13.8 million at December 31, 2024, and $12.7 million at December 31, 2023, which were secured by $15.2 million and $23.7 million of the Bank’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements:

(Dollars in thousands)	Years ended December 31,
	2024	2023
Average daily balance during the year	$12,216	$18,361
Average interest rate during the year	2.82%	2.72%
Maximum month-end balance during the year	$16,660	$20,083
Weighted average interest rate at year-end	2.68%	2.84%

	As of December 31, 2024
	Overnight and	Up to 30		Greater
	Continuous	days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$11,729	$-	$-	$-	$11,729
Agency mortgage-backed securities	2,079	-	-	-	2,079
Total	$13,808	$-	$-	$-	$13,808

	As of December 31, 2023
	Overnight and	Up to 30		Greater
	Continuous	days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. federal treasury obligations	$12,714	$-	$-	$-	$12,714
Total	$12,714	$-	$-	$-	$12,714

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

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022
Non-interest income:
Service charges on deposits
Overdraft fees	$3,968	$3,845	$3,747
Other	1,707	1,080	787
Interchange income	2,921	3,206	3,098
Loan servicing fees (1)	1,714	1,788	1,819
Office lease income (1)	126	509	123
Gains on sales of loans (1)	2,386	2,269	3,444
Bank owned life insurance income (1)	1,723	913	780
(Losses) gains on sales of investment securities (1)	(1,031)	(1,246)	(1,103)
Gains (losses) on sales of premises and equipment and foreclosed assets	326	1	114
Other	904	865	891
Total non-interest income	$14,744	$13,230	$13,700

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the years 2024, 2023, or 2022.

(17) Income Taxes

Income tax expense (benefit) attributable to income from operations consisted of the following:

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022
Current:
Federal	$2,012	$1,711	$559
State	(714)	(161)	(317)
Total current	1,298	1,550	242
Deferred:
Federal	(120)	295	994
State	(71)	56	238
Total deferred	(191)	351	1,232
Deferred tax valuation allowance	(21)	53	(42)
Income tax expense	$1,086	$1,954	$1,432

The reasons for the difference between actual income tax expense (benefit) and expected income tax expense attributable to income from operations at the statutory federal income tax rate were as follows:

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022
Computed “expected” tax expense	$2,958	$2,980	$2,375
(Reduction) increase in income taxes resulting from:
Tax-exempt interest income, net	(556)	(592)	(633)
Excess tax expense (benefit) from stock option exercise	2	2	(4)
Bank owned life insurance	(378)	(208)	(180)
Reversal of unrecognized tax benefits, net	(1,037)	(517)	(465)
State income taxes, net of federal benefit	401	476	369
Investment tax credits	(116)	(47)	(23)
Other, net	(188)	(140)	(7)
	$1,086	$1,954	$1,432

The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and liabilities at the following dates were as follows:

(Dollars in thousands)	As of December 31,
	2024	2023
Deferred tax assets:
Unrealized loss on investment securities available-for-sale	$5,056	$5,371
Loans, including allowance for credit losses	3,280	2,949
State taxes	494	536
Other, net	297	244
Net operating loss carry forwards	213	332
Net deferred loan fees	140	144
Acquisition costs	79	99
Valuation allowance on other real estate	-	75
Deferred compensation arrangements	63	62
Total deferred tax assets	9,622	9,812
Less valuation allowance	(213)	(234)
Total deferred tax assets, net of valuation allowance	9,409	9,578

Deferred tax liabilities:
Intangible assets	1,252	1,277
Prepaid expenses	669	586
Mortgage servicing rights	643	681
Premises and equipment, net of depreciation	601	618
Investments	99	158
FHLB stock dividends	49	59
Total deferred tax liabilities	3,313	3,379

Net deferred tax asset	$6,096	$6,199

The Company had Kansas corporate and privilege tax net operating loss carry forwards totaling $4.5 million and $4.6 million as of December 31, 2024 and 2023, respectively, which expire between 2025 and 2032. The Company had recorded a valuation allowance against the Kansas net operating loss carry forwards. The Company had federal net operating loss carry forwards totaling $465,000 as of December 31, 2023, which was utilized during 2024. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets at December 31, 2024.

Retained earnings at December 31, 2024 and 2023 include approximately $6.3 million for which no provision for federal income tax had been made. This amount represents allocations of income to bad debt deductions in years prior to 1988 for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses will create income for tax purposes only, which will be subject to the then current corporate income tax rate.

The Company has unrecognized tax benefits representing tax positions for which a liability has been established. A reconciliation of the beginning and ending amount of the liability relating to unrecognized tax benefits is as follows:

(Dollars in thousands)	Years ended December 31,
	2024	2023
Unrecognized tax benefits at beginning of year	$2,040	$2,157
Gross increases to current year tax positions	495	472
Gross decreases to prior year’s tax positions	(73)	(61)
Lapse of statute of limitations	(975)	(528)
Unrecognized tax benefits at end of year	$1,487	$2,040

Tax years that remain open and subject to audit include the years 2020 through 2024 for both federal and state tax purposes. The Company recognized $975,000 and $528,000 of previously unrecognized tax benefits during 2024 and 2023, respectively. The gross unrecognized tax benefits of $1.5 million and $2.0 million at December 31, 2024 and December 31, 2023, respectively, would favorably impact the effective tax rate by $1.2 million and $1.6 million, respectively, if recognized. During 2024, 2023 and 2022, the Company recorded an income tax benefit of $209,000, $51,000 and $52,000, respectively, associated with interest and penalties. As of December 31, 2024 and 2023, the Company had accrued interest and penalties related to the unrecognized tax benefits of $311,000 and $520,000, respectively, which are not included in the table above. The Company believes that it is reasonably possible that a reduction in gross unrecognized tax benefits of up to $264,000 is possible during the next 12 months as a result of the lapse of the statute of limitations.

(18) Employee Benefit Plans

Employee Retirement Plan. Substantially all employees are covered under a 401(k) defined contribution savings plan. Eligible employees receive dollar-for-dollar matching contributions from the Company of up to 6% of their compensation. Matching contributions by the Company were $787,000, $857,000, and $768,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

Split-Dollar Life Insurance Agreement. The Company has recognized a liability for future benefits payable under an agreement that splits the benefits of a bank owned life insurance policy between the Company and a former employee. The liability totaled $44,000 at December 31, 2024 and 2023.

Deferred Compensation Agreements. The Company has entered into a deferred compensation agreement with a key employee that provides for cash payments to be made after retirement. The obligations under this arrangement have been recorded at the present value of the accrued benefits. The Company has also entered into agreements with a current and former director to defer portions of their compensation. The balance of accrued benefits under all deferred compensation agreements was $924,000 and $798,000 at December 31, 2024 and 2023, respectively, and was included as a component of other liabilities in the accompanying consolidated balance sheets. The Company recorded income associated with the deferred compensation agreements of $1,000 for the year ended December 31, 2024, expense associated with the deferred compensation agreements of $2,000 for the year ended December 31, 2023, and income associated with the deferred compensation agreements of $1,000 for the year ended December 31, 2022. The liability balance is also impacted by changes in the value of the underlying assets supporting the agreements for directors who have not retired.

(19) Stock-Based Compensation

Overview. The Company has a stock-based employee compensation plan, which allows for the issuance of stock options, stock appreciation rights, and stock awards (including, among others, restricted common stock, and restricted stock unit awards.), the purpose of which is to provide additional incentive to certain employees, directors, and service providers by facilitating their purchase of a stock interest in the Company. Compensation expense related to prior awards under the Company’s current and former stock-based employee compensation plans is recognized on a straight line basis over the vesting period, which is typically four years. The stock-based compensation cost related to these awards was $520,000, $352,000, and $295,000 for the years ended December 31, 2024, 2023, and 2022, respectively. The Company recognized tax benefits of $126,000, $84,000, and $77,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

For stock options, the exercise price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after ten years from the grant date. In determining compensation cost, the Black-Scholes option-pricing model is used to estimate the fair value of options on date of grant. The Black-Scholes model is a closed-end model that considers expected volatility, the expected term of the options the risk-free rate for the expected option term, and dividend yield using the assumptions outlined below. Expected volatility is based on historical volatility of the Company’s stock. The Company uses historical exercise behavior and other qualitative factors to estimate the expected term of the options, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for the expected term is based on U.S. Treasury rates in effect at the time of grant.

2015 Stock Incentive Plan. On May 20, 2015, our stockholders approved the Landmark Bancorp, Inc., 2015 Stock Incentive Plan (the “2015 Stock Incentive Plan”), which authorized the issuance of equity awards covering 407,224 shares of common stock, as adjusted for subsequent stock dividends. On August 1, 2022, the Compensation Committee awarded 20,318 shares of restricted common stock pursuant to the 2015 Stock Incentive Plan, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one or four years and the value was based on a stock price of $22.02 per share on the date such shares were granted, as adjusted for subsequent stock dividends. On August 1, 2023, the Compensation Committee awarded 5,725 shares of restricted common stock pursuant to the 2015 Stock Incentive Plan, as adjusted for subsequent stock dividends and options to acquire 89,425 shares of common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one year and the value was based on a stock price of $19.20 per share on the date such shares were granted, as adjusted for subsequent stock dividends. The options vest ratably over four years.

On February 29, 2024, the Compensation Committee awarded, effective March 29, 2024, 5,250 shares of restricted common stock pursuant to the 2015 Stock Incentive Plan, as adjusted for subsequent stock dividends and options to acquire 42,000 shares of common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over four years and the value was based on a stock price of $18.36 per share on the date such shares were granted, as adjusted for subsequent stock dividends. The options vest ratably over four years.

2024 Stock Incentive Plan. On May 22, 2024, our stockholders approved the Landmark Bancorp, Inc., 2024 Stock Incentive Plan which authorized the issuance of equity awards covering 525,000 shares of common stock as adjusted for subsequent stock dividends. Upon shareholder approval of the 2024 Stock Incentive Plan, the 2015 Stock Incentive Plan was frozen with respect to future grants.

On August 1, 2024, the Compensation Committee awarded 37,984 shares of restricted common stock, as adjusted for subsequent stock dividends. The restricted stock awards vest ratably over one or four years and the value was based on a stock price of $19.10 per share on the date such shares were granted, as adjusted for subsequent stock dividends. As of December 31, 2024, there were 487,016 shares of common stock remaining available for issuance under the 2024 Stock Incentive Plan.

The fair value of the options granted were determined using the following weighted-average assumptions as of the grant date:

	Years ended December 31,
	2024	2023
Risk-free interest rate	4.20%	4.15%
Expected term	7 years	7 years
Expected stock price volatility	27.18%	26.31%
Dividend yield	4.36%	3.97%

A summary of option activity during 2024 is presented below:

(Dollars in thousands, except per share amounts)		Weighted	Weighted
		average	average
		exercise	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term	value
Outstanding at January 1, 2024	228,408	$20.58	7.2 years	$88
Granted	40,000	$18.50
Effect of 5% stock dividend	12,792
Forfeited/expired	(12,474)	$20.95
Exercised	-	$-
Outstanding at December 31, 2024	268,726	$19.44	6.7 years	$1,235
Exercisable at December 31, 2024	156,919	$19.26	5.4 years	$720
Fully vested options at December 31, 2024	156,919	$19.26	5.4 years	$720

Additional information about stock options exercised is presented below:

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022
Intrinsic value of options exercised (on exercise date)	$-	$4	$3
Cash received from options exercised	-	52	-
Excess tax benefit realized from options exercised	$-	$1	$-

As of December 31, 2024, there was $329,000 of total unrecognized compensation cost related to the 111,807 outstanding unvested options that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2025	132
2026	108
2027	79
2028	10
Total	$329

The fair value of restricted stock on the vesting date was $293,000, $187,000, and $223,000 during the years ended December 31, 2024, 2023, and 2022 respectively. A summary of nonvested restricted common stock activity during 2024 is presented below:

	Shares	Weighted average grant date price per share
Nonvested restricted common stock at January 1, 2024	23,001	$22.40
Granted	41,175	$19.96
Vested	(14,868)	$20.06
Forfeited	(1,183)	$22.16
Effect of 5% stock dividend	2,384
Nonvested restricted common stock at December 31, 2024	50,509	$19.77

As of December 31, 2024, there was $791,000 of total unrecognized compensation cost related to the outstanding nonvested restricted shares that will be recognized over the following periods:

(Dollars in thousands)
Year	Amount
2025	300
2026	217
2027	178
2028	96
Total	$791

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

Fair value estimates of the Company’s financial instruments as of December 31, 2024 and 2023, including methods and assumptions utilized, are set forth below:

(Dollars in thousands)	As of December 31, 2024
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,275	$20,275	$-	$-	$20,275
Interest-bearing deposits at other banks	4,110	-	4,110	-	4,110
Investment securities available-for-sale	372,512	64,458	308,054	-	372,512
Investment securities held-to-maturity	3,672	-	3,290	-	3,290
Bank stocks, at cost	6,618	n/a	n/a	n/a	n/a
Loans, net	1,039,221	-	-	1,027,865	1,027,865
Loans held for sale	3,420	-	3,420	-	3,420
Mortgage servicing rights	3,061	-	9,615	-	9,615
Accrued interest receivable	7,132	219	2,001	4,912	7,132
Derivative financial instruments	200	-	200	-	200

Financial liabilities:
Non-maturity deposits	$(1,134,072)	$(1,134,072)	$-	$-	$(1,134,072)
Certificates of deposit	(194,694)	-	(193,901)	-	(193,901)
FHLB and other borrowings	(53,046)	-	(48,846)	-	(48,846)
Subordinated debentures	(21,651)	-	(18,556)	-	(18,556)
Repurchase agreements	(13,808)	-	(13,808)	-	(13,808)
Accrued interest payable	(1,833)	-	(1,833)	-	(1,833)

(Dollars in thousands)	As of December 31, 2023
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$27,101	$27,101	$-	$-	$27,101
Interest-bearing deposits at other banks	4,918	-	4,918	-	4,918
Investment securities available-for-sale	452,769	95,667	357,102	-	452,769
Investment securities held-to-maturity	3,555	-	3,049	-	3,049
Bank stocks, at cost	8,123	n/a	n/a	n/a	n/a
Loans, net	937,619	-	-	920,984	920,984
Loans held for sale	853	-	853	-	853
Mortgage servicing rights	3,158	-	9,498	-	9,498
Accrued interest receivable	7,341	327	2,280	4,734	7,341
Derivative financial instruments	114	-	114	-	114

Financial liabilities:
Non-maturity deposits	$(1,133,097)	$(1,133,097)	$-	$-	$(1,133,097)
Certificates of deposit	(183,154)	-	(181,655)	-	(181,655)
FHLB and other borrowings	(64,662)	-	(65,478)	-	(65,478)
Subordinated debentures	(21,651)	-	(18,906)	-	(18,906)
Repurchase agreements	(12,714)	-	(12,714)	-	(12,714)
Accrued interest payable	(1,979)	-	(1,979)	-	(1,979)
Derivative financial instruments	(14)	-	(14)	-	(14)

Transfers

The Company did not transfer any assets or liabilities among levels during the year ended December 31, 2024 or 2023.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis at December 31, 2024 and 2023, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of December 31, 2024
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U. S. treasury securities	$64,458	$64,458	$-	$-
Municipal obligations, tax exempt	107,128	-	107,128	-
Municipal obligations, taxable	71,715	-	71,715	-
Agency mortgage-backed securities	129,211	-	129,211	-
Loans held for sale	3,420	-	3,420	-
Derivative financial instruments	200	-	200	-

(Dollars in thousands)		As of December 31, 2023
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
U. S. treasury securities	$95,667	$95,667	$-	$-
Municipal obligations, tax exempt	120,623	-	120,623	-
Municipal obligations, taxable	79,083	-	79,083	-
Agency mortgage-backed securities	157,396	-	157,396	-
Loans held for sale	853	-	853	-
Derivative financial instruments	114	-	114	-
Liabilities:
Derivative financial instruments	(14)	-	(14)	-

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

The aggregate fair value, contractual balance (including accrued interest), and gain or loss on loans held for sale were as follows:

	As of December 31,
(Dollars in thousands)	2024	2023
Aggregate fair value	$3,420	$853
Contractual balance	3,376	848
Gain	$44	$5

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

	As of December 31,
(Dollars in thousands)	2024	2023	2022
Total change in fair value	$100	$(26)	$(368)

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional impairment and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $15.0 million at December 31, 2024 and $4.3 million at December 31, 2023, respectively. The Company’s collateral dependent loans with an allowance for credit losses was $2.5 million and $1.7 million, with an allocated allowance of $777,000 and $311,000, at December 31, 2024 and December 31, 2023, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements for individually evaluated loans measure at fair value on a non-recurring basis as of December 31, 2024 and 2023.

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of December 31, 2024
Individual evaluated loans:
Commercial loans	$1,768	Sales comparison	Adjustment to comparable sales	0%-50%

As of December 31, 2023
Individual evaluated loans:
One-to-four family residential real estate	$31	Sales comparison	Adjustment to appraised value	7%
Commercial loans	1,386	Sales comparison	Adjustment to comparable sales	0%-50%
Real estate owned:
One-to-four family residential real estate	266	Sales comparison	Adjustment to appraised value	10%

(21) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

The Basel III Rule includes a common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and a minimum Tier 1 leverage ratio of 4.0%. A capital conservation buffer, equal to 2.5% of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. The capital conservation buffer increases the common equity Tier 1 capital ratio, and Tier 1 capital and total risk-based capital ratios.

As of December 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following is a comparison of the Company’s regulatory capital to minimum capital requirements in effect at December 31, 2024 and 2023:

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)

As of December 31, 2024
Leverage	$139,657	9.02%	$61,964	4.0%
Common Equity Tier 1 Capital	118,657	10.49%	79,164	7.0%
Tier 1 Capital	139,657	12.35%	96,128	8.5%
Total Risk-Based Capital	152,121	13.45%	118,746	10.5%

As of December 31, 2023
Leverage	$130,625	8.41%	$62,116	4.0%
Common Equity Tier 1 Capital	109,625	10.39%	73,854	7.0%
Tier 1 Capital	130,625	12.38%	89,680	8.5%
Total Risk-Based Capital	140,671	13.33%	110,781	10.5%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements in effect at December 31, 2024 and 2023:

(Dollars in thousands)					To be well-capitalized
			For capital		under regulatory
	Actual		adequacy purposes		guidelines
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2024
Leverage	$140,523	9.10%	$61,770	4.0%	$77,213	5.0%
Common Equity Tier 1 Capital	140,523	12.43%	79,146	7.0%	73,493	6.5%
Tier 1 Capital	140,523	12.43%	96,106	8.5%	90,453	8.0%
Total Risk-Based Capital	152,987	13.53%	118,719	10.5%	113,066	10.0%

As of December 31, 2023
Leverage	$134,422	8.68%	$61,951	4.0%	$77,439	5.0%
Common Equity Tier 1 Capital	134,422	12.74%	73,833	7.0%	68,560	6.5%
Tier 1 Capital	134,422	12.74%	89,655	8.5%	84,381	8.0%
Total Risk-Based Capital	144,468	13.70%	110,750	10.5%	105,476	10.0%

(1)	The required percent for capital adequacy purposes includes a capital conservation buffer of 2.5%.

(22) Parent Company Condensed Financial Statements

The following is condensed financial information of the parent company as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022:

Condensed Balance Sheets

(Dollars in thousands)	As of December 31,
	2024	2023
Assets:
Cash and cash equivalents	$395	$286
Interest-bearing deposits at other banks	151	215
Investment in subsidiaries	160,634	153,813
Other	960	990
Total assets	$162,140	$155,304
Liabilities and stockholders’ equity:
Subordinated debentures	$21,651	$21,651
Other borrowings	4,200	6,649
Other	74	90
Stockholders’ equity	136,215	126,914
Total liabilities and stockholders’ equity	$162,140	$155,304

Condensed Statements of Earnings

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022
Dividends from Bank	$8,500	$8,000	$29,350
Dividends from nonbank subsidiary	975	1,000	490
Interest income	55	51	26
Other non-interest income	8	8	8
Interest expense	(2,013)	(2,113)	(998)
Other expense, net	(637)	(620)	(412)
Earnings before equity in undistributed earnings	6,888	6,326	28,464
Increase (decrease) in undistributed equity of Bank	5,122	5,252	(19,030)
Increase (decrease) in undistributed equity of nonbank subsidiary	450	102	155
Earnings before income taxes	12,460	11,680	9,589
Income tax benefit	(543)	(556)	(289)
Net earnings	13,003	12,236	9,878
Other comprehensive income (loss)	728	8,510	(28,946)
Total comprehensive income	$13,731	$20,746	$(19,068)

Condensed Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$13,003	$12,236	$9,878
(Increase) decrease in undistributed equity of subsidiaries	(5,572)	(5,354)	18,875
Other	12	1	79
Net cash provided by operating activities	7,443	6,883	28,832

Cash flows from investing activities:
Net change in interest-bearing deposits at banks	64	1	-
Acquisition of Freedom Bancshares, Inc.	-	-	(33,350)
Net cash (used in) provided by investing activities	64	1	(33,350)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	52	-
Payment of dividends	(4,612)	(4,390)	(4,198)
Purchase of treasury stock	(338)	(75)	(1,239)
Issuances of outstanding debt	360	-	10,065
Payment on outstanding debt	(2,808)	(2,351)	(1,065)
Net cash (used in) provided by financing activities	(7,398)	(6,764)	3,563
Net increase (decrease) in cash	109	120	(955)
Cash at beginning of year	286	166	1,121
Cash at end of year	$395	$286	$166

Dividends paid by the Company are provided through dividends from the Bank and dividends from nonbank subsidiaries. At December 31, 2024, the Bank could distribute dividends of up to $4.9 million without regulatory approvals. The primary source of funds for the Company is dividends from the Bank. Under the National Bank Act, a national bank may pay dividends out of its undivided profits in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year that, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s retained net income for the two preceding years. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.

(23) Segment Information

The Company operates as a single segment entity for financial reporting purposes. The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated CODM, based upon information provided about the company’s products and services offered, primarily banking operations. The CODM allocates resources and assesses performance of the Company based on the consolidated performance of the Company and its wholly owned subsidiaries and does not significantly utilize disaggregated segment financial information for decision making and resource allocation. Based on this assessment the Company’s financial statement disclosures fully comply with ASC 2023-07, and no additional qualitative segment disclosures are necessary. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessments of Company performance and in establishing compensation. Loans, investments, and deposits provide the revenues for the Company. Interest expenses, provisions for credit losses, and compensation and benefits expense comprise the significant expenses. All operations are domestic.

(24) Commitments, Contingencies and Guarantees

Commitments to extend credit are legally binding agreements to lend to a borrower provided there are no violations of any conditions established in the contract. The Company, as a provider of financial services, routinely issues financial guarantees in the form of financial and performance commercial and standby letters of credit. As many of the commitments are expected to expire without being drawn upon, the total commitment does not necessarily represent future cash requirements. See Note 7 (Loan Commitments) for additional detail.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework established in Internal-Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 2013. Based on that assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Our auditors are not required to formally opine on the effectiveness of our internal control over financial reporting, in accordance with the Sarbanes-Oxley Act of 2022 because the Company is not an accelerated filer or a large accelerated filer. As a result, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that materially affected or were reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2025 annual meeting of shareholders to be held May 21, 2025 (the “2025 Proxy Statement”), under the headings “Proposal 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “Corporate Governance and the Board of Directors” and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2024 fiscal year.

Insider Trading Policy. The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees of the Company that is designed to promote compliance with insider trading laws, rules and regulations and any applicable Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K. In addition, with regard to the Company’s trading in it own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

The executive officers of the Company, each of whom is also currently an executive officer of the Bank and serves at the discretion of the Board of Directors of the Company and the Bank, as appropriate, as of the date of this Annual Report on Form 10-K are identified below:

Name since	Age	Positions with the Company and the Bank	Held position

Abigail M. Wendel	51	President and Chief Executive Officer	March 2024

Mark A. Herpich	57	Executive Vice President, Secretary, Chief Financial Officer and Treasurer	October 2001

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in the 2025 Proxy Statement, under the headings “Corporate Governance and the Board of Directors” and “Executive Compensation,” and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2024 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information relating to the number of shares authorized for issuance under our equity compensation plans as of December 31, 2024.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	268,726	(1)	$19.44	(2)	487,016	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	268,726		$19.44		487,016

(1)	Reflects the number of underlying shares of our common stock associated with outstanding stock options granted under the 2015 Stock Incentive Plan, as adjusted for stock dividends.
(2)	Reflects the weighted-average exercise price with respect to the exercise of outstanding stock options included in column (a).
(3)	Reflects the number of shares of our common stock available for future issuance under the 2024 Stock Incentive Plan, as adjusted for stock dividends.

The other information required by this Item 12 will be included in the 2025 Proxy Statement, under the heading “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2024 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included in the 2025 Proxy Statement, under the headings “Proposal 1 – Election of Directors,” “Corporate Governance and the Board of Directors” and “Certain Relationships and Related Transactions,” and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2024 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in the 2025 Proxy Statement, under the heading “Proposal 4 – Ratification of Crowe LLP as our Independent Registered Public Accounting Firm” and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2024 fiscal year

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 15 (a)1 and 2. Financial Statements and Schedules

LANDMARK BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS

The following audited Consolidated Financial Statements of the Company and its subsidiaries and related notes and auditors’ report are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

Consolidated Balance Sheets – December 31, 2024 and 2023

Consolidated Statements of Earnings – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

All schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements incorporated by reference or notes thereto.

Item 15(a)3 and (b). Exhibits

Exhibit Number	Description	Incorporated by reference to	Attached hereto
2.1	Agreement and Plan of Merger, dated June 28, 2022, by and among Landmark Bancorp, Inc., LARK Investment Corporation and Freedom Bancshares, Inc.	Exhibit 2.1 to the registrant’s report on Form 8-K filed with the SEC on June 28, 2022 (SEC file no. 000-33203)
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the registrant’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	Exhibit 3.2 to the registrant’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203)
3.3	Bylaws	Exhibit 3.3 to the registrant’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466)
4.1	Certain instruments defining the rights of holders of long-term debt of the Company, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.2	Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.1 to the registrant’s report on Form 10-K filed with the SEC on March 12, 2020 (SEC file no. 000-33203)
10.1*	Employment Agreement effective January 1, 2014 between Michael E. Scheopner, the Company and the Bank	Exhibit 10.2 to the registrant’s report on Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.2*	Employment Agreement effective November 1, 2013 between Mark A. Herpich, the Company and the Bank	Exhibit 10.3 to the registrant’s report on Form 8-K filed with the SEC on December 20, 2013 (SEC file no. 000-33203)
10.3*	Form of Landmark Bancorp, Inc. Deferred Compensation Agreement	Exhibit 10.11 to the registrant’s report on Form 10-K filed with the SEC on March 30, 2005 (SEC file no. 000-33203)
10.4*	Landmark Bancorp, Inc. 2024 Stock Incentive Plan	Exhibit 4.4 to the registrant’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020)
10.5*	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020)
10.6*	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Incentive Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020)
10.7*	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.7 to the registrant’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020)
10.8*	Form of Landmark Bancorp, Inc. 2024 Stock Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.8 to the registrant’s Form S-8 filed with the SEC on July 25, 2024 (SEC file no. 333-281020)
10.9	Business Loan Agreement, Promissory Note and Commercial Pledge Agreement, dated November 1, 2021, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s report on Form 10-Q filed with the SEC on November 12, 2021 (SEC file no. 000-33203)
10.10	Change in Terms Agreement and Promissory Note, dated November 01, 2024, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.1 to the registrant’s report on Form 10-Q filed with the SEC on November 13, 2024 (SEC file no. 000-33203)
10.11*	Employment Agreement between the Company, the Bank and Abigail M. Wendel, dated as of March 1, 2024	Exhibit 10.1 to the registrant’s report on Form 8-K filed with the SEC on March 4, 2024 (SEC file no. 000-33203)
10.12*	Addendum to Employment Agreement by and between the Company, the Bank and Michael E. Scheopner, dated as of March 1, 2024	Exhibit 10.2 to the registrant’s report on Form 8-K filed with the SEC on March 4, 2024 (SEC file no. 000-33203)

10.13	Change in Terms Agreement, dated November 1, 2024, between Landmark Bancorp, Inc. and First National Bank of Omaha	Exhibit 10.6 to the registrant’s report on Form 10-Q filed with the SEC on November 13, 2024 (SEC file no. 000-33203)
10.14	Change in Terms Agreement, dated March 14, 2025 between Landmark Bancorp, Inc. and First National Bank of Omaha		X
10.15	Landmark Bancorp, Inc. 2015 Stock Incentive Plan	Exhibit 10.20 to the registrant’s report on Form 10-K filed with the SEC on March 16, 2016 (SEC file no. 000-33203)
10.16	Form of Landmark Bancorp, Inc. 2015 Stock Incentive Plan Restricted Stock Award Agreement	Exhibit 4.5 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
10.17	Landmark Bancorp, Inc. 2015 Stock Incentive Plan Nonqualified Stock Option Award Agreement	Exhibit 4.6 to the registrant’s Form S-8 filed with the SEC on May 16, 2016 (SEC file no. 333-211399)
13.1	Letter to Stockholders and Corporate Information included in 2024 Annual Report to Stockholders		X
19.1	Landmark Bancorp, Inc. Insider Trading Policy		X
21.1	Subsidiaries of the Company		X
23.1	Consent of Crowe LLP		X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)		X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
97.1	Landmark Bancorp, Inc. Claw Back Policy	Exhibit 99 to the registrant’s report on Form 10-Q filed with the SEC on May 14, 2024 (SEC file no. 000-33203)
101	Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Earnings for the twelve months ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements		X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)		X

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

LANDMARK BANCORP, INC.
(Registrant)

By:	/s/ Abigail M. Wendel	By:	/s/ Mark A. Herpich	March 25, 2025
	Abigail M. Wendel		Mark A. Herpich	date
	President and Chief Executive Officer (Principal Executive Officer)		Vice President, Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE

/s/ Abigail M. Wendel	March 25, 2025	President, Chief Executive Officer and Director (Principal Executive Officer)
Abigail M. Wendel	Date

/s/ Patrick L. Alexander	March 25, 2025	Chairman of the Board, Director
Patrick L. Alexander	Date
/s/ Mark A. Herpich	March 25, 2025	Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mark A. Herpich	Date

/s/ Michael E. Scheopner	March 25, 2025	Director
Michael E. Scheopner	Date

/s/ Sarah Hill-Nelson	March 25, 2025	Director
Sarah Hill-Nelson	Date

/s/ Angela S. Hurt	March 25, 2025	Director
Angela S. Hurt

/s/ Mark J. Kohlrus	March 25, 2025	Director
Mark J. Kohlrus	Date

/s/ Jim W. Lewis	March 25, 2025	Director
Jim W. Lewis	Date

/s/ Sandra J. Moll	March 25, 2025	Director
Sandra J. Moll	Date

/s/ Wayne R. Sloan	March 25, 2025	Director
Wayne R. Sloan	Date

/s/ David H. Snapp	March 25, 2025	Director
David H. Snapp	Date

/s/ Angelia K. Stanland	March 25, 2025	Director
Angelia K. Stanland	Date

