Form 10-Q
period 2025-03-31
LANDMARK BANCORP INC
filed 2025-05-14
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as May 13, 2025, the issuer had outstanding 5,783,079 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents	$21,881	$20,275
Interest-bearing deposits at other banks	3,973	4,110
Investment securities available-for-sale, at fair value	355,992	372,512
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $91,fair value of $3,439 and $3,290	3,701	3,672
Bank stocks, at cost	6,225	6,618
Loans, net of allowance for credit losses of $12,802 and $12,825	1,061,696	1,039,221
Loans held for sale, at fair value	2,997	3,420
Bank owned life insurance	39,329	39,056
Premises and equipment, net	19,886	20,220
Goodwill	32,377	32,377
Other intangible assets, net	2,426	2,578
Mortgage servicing rights	3,045	3,061
Real estate owned, net	167	167
Accrued interest and other assets	24,894	26,855
Total assets	$1,578,589	$1,574,142

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$368,480	$351,595
Money market and checking	613,459	636,963
Savings	149,223	145,514
Certificates of deposit	204,660	194,694
Total deposits	1,335,822	1,328,766

Federal Home Loan Bank and other borrowings	48,767	53,046
Subordinated debentures	21,651	21,651
Repurchase agreements	6,256	13,808
Accrued interest and other liabilities	23,442	20,656
Total liabilities	1,435,938	1,437,927

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,783,079 and 5,775,198 shares issued at March 31, 2025 and December 31, 2024, respectively	58	58
Additional paid-in capital	95,148	95,051
Retained earnings	60,422	56,934
Accumulated other comprehensive loss	(12,977)	(15,828)
Total stockholders’ equity	142,651	136,215
Total liabilities and stockholders’ equity	$1,578,589	$1,574,142

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2025	2024
Interest income:
Loans	$16,395	$14,490
Investment securities:
Taxable	2,180	2,428
Tax-exempt	719	764
Interest-bearing deposits at banks	48	63
Total interest income	19,342	17,745
Interest expense:
Deposits	5,236	5,457
Federal Home Loan Bank and other borrowings	565	1,022
Subordinated debentures	357	412
Repurchase agreements	65	107
Total interest expense	6,223	6,998
Net interest income	13,119	10,747
Provision for credit losses	-	300
Net interest income after provision for credit losses	13,119	10,447
Non-interest income:
Fees and service charges	2,388	2,461
Gains on sales of loans, net	562	512
Increase in cash surrender value of bank owned life insurance	272	245
Losses on sales of investment securities, net	(2)	-
Other	138	182
Total non-interest income	3,358	3,400

Non-interest expense:
Compensation and benefits	6,154	5,532
Occupancy and equipment	1,252	1,390
Data processing	396	481
Amortization of mortgage servicing rights and other intangibles	239	412
Professional fees	745	647
Valuation allowance on real estate held for sale	-	129
Other	1,975	1,960
Total non-interest expense	10,761	10,551
Earnings before income taxes	5,716	3,296
Income tax expense	1,015	518
Net earnings	$4,701	$2,778
Earnings per share:
Basic (1)	$0.81	$0.48
Diluted (1)	$0.81	$0.48
Dividends per share (1)	$0.21	$0.20

(1)	Per share amounts for the periods ended March 31, 2024 have been adjusted to give effect to the 5% stock dividend issued in December of 2024.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2025	2024

Net earnings	$4,701	$2,778

Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities	3,760	(2,457)
Reclassification adjustment for net losses included in earnings	2	-
Net unrealized gains (losses)	3,762	(2,457)
Income tax effect on net unrealized holding (gains) losses	(911)	602
Other comprehensive income (loss)	2,851	(1,855)

Total comprehensive income	$7,552	$923

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2024	$55	$89,208	$54,282	$(75)	$(16,556)	$126,914
Net earnings	-	-	2,778	-	-	2,778
Other comprehensive loss	-	-	-	-	(1,855)	(1,855)
Dividends paid ($0.20 per share) (1)	-	-	(1,148)	-	-	(1,148)
Issue of restricted common stock, 5,000 shares	-	-	-	-	-	-
Stock-based compensation	-	156	-	-	-	156
Purchase of 8,728 shares treasury stock	-	-	-	(174)	-	(174)
Balance at March 31, 2024	$55	$89,364	$55,912	$(249)	$(18,411)	$126,671

Balance at January 1, 2025	$58	$95,051	$56,934	$-	$(15,828)	$136,215
Net earnings	-	-	4,701	-	-	4,701
Other comprehensive income	-	-	-	-	2,851	2,851
Dividends paid ($0.21 per share)	-	-	(1,213)	-	-	(1,213)
Stock-based compensation	-	97	-	-	-	97
Balance at March 31, 2025	$58	$95,148	$60,422	$-	$(12,977)	$142,651

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend issued in December of 2024.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$4,701	$2,778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	-	300
Valuation allowance on real estate held for sale	-	129
Amortization of investment security (discount) premiums, net	(43)	99
Accretion of purchase accounting adjustments	(184)	(209)
Amortization of mortgage servicing rights and other intangibles	239	412
Depreciation	321	320
Increase in cash surrender value of bank owned life insurance	(272)	(245)
Stock-based compensation	97	156
Deferred income taxes	(394)	37
Net losses on sales of investment securities	2	-
Net loss on sales of premises and equipment and foreclosed assets	-	9
Net gains on sales of loans	(562)	(512)
Proceeds from sales of loans	16,452	12,124
Origination of loans held for sale	(15,538)	(13,517)
Changes in assets and liabilities:
Accrued interest and other assets	413	(131)
Accrued expenses, taxes, and other liabilities	2,786	1,101
Net cash provided by operating activities	8,018	2,851
Cash flows from investing activities:
Net increase in loans	(22,320)	(15,062)
Net change in interest-bearing deposits at banks	137	-
Maturities and prepayments of investment securities	18,071	15,595
Purchases of investment securities	(1,143)	(2,660)
Proceeds from sales of available-for-sale investment securities	3,394	-
Redemption of bank stocks	4,852	3,553
Purchase of bank stocks	(4,459)	(3,280)
Proceeds from bank owned life insurance	1,093	-
Proceeds from sales of premises and equipment and foreclosed assets	-	491
Purchases of premises and equipment, net	(49)	(1,307)
Net cash used in investing activities	(424)	(2,670)
Cash flows from financing activities:
Net increase (decrease) in deposits	7,056	(22,727)
Federal Home Loan Bank advance borrowings	204,601	204,398
Federal Home Loan Bank advance repayments	(208,547)	(194,012)
Proceeds from other borrowings	-	230
Repayments on other borrowings	(333)	(562)
Change in repurchase agreements	(7,552)	3,181
Payment of dividends	(1,213)	(1,148)
Purchase of treasury stock	-	(174)
Net cash used in financing activities	(5,988)	(10,814)
Net increase (decrease) in cash and cash equivalents	1,606	(10,633)
Cash and cash equivalents at beginning of period	20,275	27,101
Cash and cash equivalents at end of period	$21,881	$16,468

(Continued)

6

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended
(Dollars in thousands)	March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	6,456	7,055
Cash paid for operating leases	51	39

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2025, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the three month interim period ended March 31, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued.

2. Investments

A summary of the Company’s investment securities classified as available-for-sale and held-to-maturity as of March 31, 2025 and December 31, 2024 is as follows:

(Dollars in thousands)	As of March 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$58,836	$278	$(690)	$58,424
Municipal obligations, tax exempt	106,240	29	(4,457)	101,812
Municipal obligations, taxable	73,962	132	(3,480)	70,614
Agency mortgage-backed securities	134,076	135	(9,069)	125,142
Total available-for-sale	$373,114	$574	$(17,696)	$355,992

Held-to-maturity:
Other	$3,701	$-	$(262)	$3,439
Total held-to-maturity	$3,701	$-	$(262)	$3,439

	As of December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$65,349	$53	$(944)	$64,458
Municipal obligations, tax exempt	111,196	47	(4,115)	107,128
Municipal obligations, taxable	76,200	70	(4,555)	71,715
Agency mortgage-backed securities	140,651	40	(11,480)	129,211
Total available-for-sale	$393,396	$210	$(21,094)	$372,512

Held-to-maturity:
Other	$3,672	$-	$(382)	$3,290
Total held-to-maturity	$3,672	$-	$(382)	$3,290

The amortized cost of the above held-to-maturity investment securities has been further reduced by the allowance for credit losses of $91,000 at both March 31, 2025 and December 31, 2024.

The tables above show that some of the securities in the Company’s available-for-sale and held-to-maturity investment portfolios had unrealized losses, or were temporarily impaired, as of both March 31, 2025 and December 31, 2024. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2025 and December 31, 2024 along with the length of time each category of securities has been in a continuous loss position:

		As of March 31, 2025
(Dollars in thousands)		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale:	securities	value	losses	value	losses	value	losses
U.S. treasury securities	22	$688	$(2)	$39,801	$(688)	$40,489	$(690)
Municipal obligations, tax exempt	243	12,812	(299)	85,040	(4,158)	97,852	(4,457)
Municipal obligations, taxable	104	18,548	(308)	45,921	(3,172)	64,469	(3,480)
Agency mortgage-backed securities	98	5,301	(97)	102,371	(8,972)	107,672	(9,069)
Total for available-for-sale	467	$37,349	$(706)	$273,133	$(16,990)	$310,482	$(17,696)

		As of December 31, 2024
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-sale:	securities	value	losses	value	losses	value	losses
U.S. treasury securities	22	$1,558	$-	$43,327	$(944)	$44,885	$(944)
Municipal obligations, tax exempt	254	16,754	(311)	86,409	(3,804)	103,163	(4,115)
Municipal obligations, taxable	107	22,201	(726)	45,285	(3,829)	67,486	(4,555)
Agency mortgage-backed securities	102	18,875	(223)	105,615	(11,257)	124,490	(11,480)
Total for available-for-sale	485	59,388	(1,260)	280,636	(19,834)	340,024	(21,094)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury (“U.S. treasury”). The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the available-for-sale U.S. treasury securities identified in the table above were temporarily impaired as of March 31, 2025 and December 31, 2024.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of March 31, 2025, the Company did not intend to sell and it was more likely than not that the Company would not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of March 31, 2025 and December 31, 2024.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of March 31, 2025 and December 31, 2024.

The Company’s other investment securities portfolio consists of seven subordinated debentures issued by financial institutions. These investment securities were acquired in the Freedom Bank acquisition in 2022 and classified as held-to-maturity. The securities were issued in 2021 and 2022 with a 10 year maturity and a fixed rate for five years. The securities are callable after the end of the fixed rate term, beginning September 3, 2026. The following table provides information regarding the Company’s allowance for credit losses related to held-to-maturity investment securities for the period presented:

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Balance at January 1,	$91	$91
Provision for credit losses	-	-
Balance at March 30,	$91	$91

The table below sets forth the amortized cost and fair value of investment securities at March 31, 2025. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

(Dollars in thousands)	Amortized	Estimated
Available-for-sale:	cost	fair value
Due in less than one year	$29,015	$28,812
Due after one year but within five years	210,155	201,011
Due after five years but within ten years	104,394	98,476
Due after ten years	29,550	27,693
Total available-for-sale	$373,114	$355,992

Held-to-maturity:
Due after one year but within five years	3,701	3,439
Total held-to-maturity	$3,701	$3,439

Sale proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the three months ended March 31, 2025 and March 31, 2024:

(Dollars in thousands)	Three months ended March 31,
	2025	2024

Sales proceeds	$3,394	$-

Realized gains	$22	$-
Realized losses	(24)	-
Net realized losses	$(2)	$-

Securities with carrying values of $295.1 million and $305.3 million were pledged to secure public funds on deposits, repurchase agreements and as collateral for borrowings at March 31, 2025 and December 31, 2024, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10.0% of consolidated stockholders’ equity.

3. Loans and Allowance for Credit Losses

Loans consisted of the following as of the dates indicated below:

	March 31,	December 31,
(Dollars in thousands)	2025	2024

One-to-four family residential real estate loans	$355,632	$352,209
Construction and land loans	28,645	25,328
Commercial real estate loans	359,579	345,159
Commercial loans	190,881	192,325
Agriculture loans	101,808	100,562
Municipal loans	7,082	7,091
Consumer loans	31,297	29,679
Total gross loans	1,074,924	1,052,353
Net deferred loan fees and loans in process	(426)	(307)
Allowance for credit losses	(12,802)	(12,825)
Loans, net	$1,061,696	$1,039,221

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology:

	Three months ended March 31, 2025
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2025	$1,765	$143	$4,506	$4,964	$1,227	$51	$169	$12,825
Charge-offs	-	-	-	(19)	-	-	(89)	(108)
Recoveries	-	5	-	9	-	6	65	85
Provision for credit losses	15	1	188	(265)	21	(10)	50	-
Balance at March 31, 2025	$1,780	$149	$4,694	$4,689	$1,248	$47	$195	$12,802

	Three months ended March 31, 2024
(Dollars in thousands)	One-to-four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2024	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608
Charge-offs	-	-	-	(70)	-	-	(71)	(141)
Recoveries	-	80	-	11	-	7	36	134
Provision for credit losses	51	(56)	12	224	(46)	28	37	250
Balance at March 31, 2024	$2,086	$174	$4,530	$2,651	$1,144	$50	$216	$10,851

The Company recorded net loan charge-offs of $23,000 during the first quarter of 2025, compared to net loan charge-offs of $7,000 during the first quarter of 2024.

The following table presents information regarding non-accrual and loans past due over 89 days and still accruing as of the dates indicated:

(Dollars in thousands)	As of March 31, 2025
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$105	$-	$-
Commercial real estate loans	1,100	-	-
Commercial loans	126	10,988	-
Agriculture loans	961	-	-
Total loans	$2,292	$10,988	$-

(Dollars in thousands)	As of December 31, 2024
	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$34	$-	$-
Commercial loans	782	-	-
Agriculture loans	314	10,939	-
Consumer loans	1,046	-	-
Total loans	$2,176	$10,939	$-

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following table presents information regarding the amortized cost basis and collateral type of collateral-dependent loans as of the dates indicated:

(Dollars in thousands)	As of March 31, 2025
	Loan balance	Collateral Type

Commercial real estate loans	$1,100	First mortgage on commercial real estate
Commercial loans	3,156	Accounts receivable, equipment and real estate
Agriculture loans	946	Crops, livestock, machinery and real estate
Total loans	$5,202

(Dollars in thousands)	As of December 31, 2024
	Loan balance	Collateral Type

One-to-four family residential real estate loans	$34	First mortgage on residential real estate
Commercial real estate loans	782	First mortgage on commercial real estate
Commercial loans	3,150	Accounts receivable, equipment and real estate
Agriculture loans	1,456	Crops, livestock, machinery and real estate
Total loans	$5,422

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at either March 31, 2025 or December 31, 2024.

The following tables present information regarding the Company’s past due and non-accrual loans by loan class, as of the dates indicated:

(Dollars in thousands)	As of March 31, 2025
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$1,331	$241	$-	$1,572	$105	$1,677	$353,955
Construction and land loans	54	-	-	54	-	54	28,591
Commercial real estate loans	3,615	1,458	-	5,073	1,100	6,173	353,406
Commercial loans	2,788	131	-	2,919	11,114	14,033	176,848
Agriculture loans	266	-	-	266	961	1,227	100,581
Municipal loans	-	-	-	-	-	-	7,082
Consumer loans	76	17	-	93	-	93	31,204
Total	$8,130	$1,847	$-	$9,977	$13,280	$23,257	$1,051,667
Percent of gross loans	0.75%	0.17%	0.00%	0.93%	1.24%	2.16%	97.84%

(Dollars in thousands)	As of December 31, 2024
	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non-accrual loans	Total loans not past due

One-to-four family residential real estate loans	$115	$323	$-	$438	$34	$472	$351,737
Construction and land loans	-	118	-	118	-	$118	25,210
Commercial real estate loans	1,083	3,081	-	4,164	782	$4,946	340,213
Commercial loans	500	59	-	559	11,253	$11,812	180,513
Agriculture loans	864	-	-	864	1,046	$1,910	98,652
Municipal loans	-	-	-	-	-	$-	7,091
Consumer loans	33	25	-	58	-	$58	29,621
Total	$2,595	$3,606	$-	$6,201	$13,115	$19,316	$1,033,037
Percent of gross loans	0.25%	0.34%	0.00%	0.59%	1.25%	1.84%	98.16%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the three months ended March 31, 2025 and 2024 would have increased interest income by $232,000 and $72,000, respectively. No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2025 and 2024.

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

The following table presents information regarding the Company’s risk category of loans by type and year of origination, as of the dates indicated:

(Dollars in thousands)	As of March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$14,788	$84,391	$82,891	$73,560	$36,091	$58,909	$4,831	$115	$355,576
Classified	-	-	-	-	-	56	-	-	56
Total	$14,788	$84,391	$82,891	$73,560	$36,091	$58,965	$4,831	$115	$355,632
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$3,660	$5,638	$11,907	$1,804	$1,672	$3,864	$100	$-	$28,645
Classified	-	-	-	-	-	-	-	-	-
Total	$3,660	$5,638	$11,907	$1,804	$1,672	$3,864	$100	$-	$28,645
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$21,185	$58,840	$48,944	$64,410	$53,222	$106,907	$3,141	$83	356,732
Classified	-	817	-	-	475	1,555	-	-	2,847
Total	$21,185	$59,657	$48,944	$64,410	$53,697	$108,462	$3,141	$83	$359,579
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$10,469	$34,142	$20,044	$19,767	$9,235	$9,157	$66,832	$116	$169,762
Classified	461	11,030	1,666	1,875	34	3,484	1,604	965	21,119
Total	$10,930	$45,172	$21,710	$21,642	$9,269	$12,641	$68,436	$1,081	$190,881
Gross charge-offs	$-	$8	$-	$-	$11	$-	$-	$-	$19
Agriculture loans
Nonclassified	$4,505	$18,762	$3,452	$8,027	$3,552	$16,343	$43,098	$209	$97,948
Classified	-	1,736	61	256	417	80	1,310	-	3,860
Total	$4,505	$20,498	$3,513	$8,283	$3,969	$16,423	$44,408	$209	$101,808
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$-	$-	$5,552	$81	$-	$1,449	$-	$-	$7,082
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$5,552	$81	$-	$1,449	$-	$-	$7,082
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$3,337	$1,966	$3,052	$574	$988	$3,171	$18,116	$93	$31,297
Classified	-	-	-	-	-	-	-	-	-
Total	$3,337	$1,966	$3,052	$574	$988	$3,171	$18,116	$93	$31,297
Gross charge-offs	$89	$-	$-	$-	$-	$-	$-	$-	$89
Total loans
Nonclassified	$57,944	$203,739	$175,842	$168,223	$104,760	$199,800	$136,118	$616	$1,047,042
Classified	461	13,583	1,727	2,131	926	5,175	2,914	965	27,882
Total	$58,405	$217,322	$177,569	$170,354	$105,686	$204,975	$139,032	$1,581	$1,074,924
Gross charge-offs for the three months ended March 31, 2025	$89	$8	$-	$-	$11	$-	$-	$-	$108

(Dollars in thousands)	As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$86,701	$84,467	$75,517	$37,411	$27,293	$35,112	$5,552	$122	$352,175
Classified	$-	$-	$-	$-	$-	$34	$-	$-	$34
Total	$86,701	$84,467	$75,517	$37,411	$27,293	$35,146	$5,552	$122	$352,209
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,481	$11,202	$1,937	$1,697	$2,569	$1,340	$102	$-	$25,328
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$6,481	$11,202	$1,937	$1,697	$2,569	$1,340	$102	$-	$25,328
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$59,717	$47,624	$68,854	$53,868	$41,862	$67,351	$3,217	$85	$342,578
Classified	$360	$-	$-	$476	$151	$1,594	$-	$-	$2,581
Total	$60,077	$47,624	$68,854	$54,344	$42,013	$68,945	$3,217	$85	$345,159
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$31,083	$27,158	$23,574	$9,813	$7,930	$2,203	$68,282	$135	$170,178
Classified	$11,364	$1,851	$1,897	$39	$3,637	$13	$1,969	$1,377	$22,147
Total	$42,447	$29,009	$25,471	$9,852	$11,567	$2,216	$70,251	$1,512	$192,325
Gross charge-offs	$-	$-	$16	$114	$56	$-	$-	$-	$186
Agriculture loans
Nonclassified	$21,379	$3,659	$8,404	$3,616	$3,297	$14,215	$44,458	$217	$99,245
Classified	$29	$178	$257	$419	$9	$73	$352	$-	$1,317
Total	$21,408	$3,837	$8,661	$4,035	$3,306	$14,288	$44,810	$217	$100,562
Gross charge-offs	$-	$-	$-	$-	$-	$64	$-	$-	$64
Municipal loans
Nonclassified	$5,565	$-	$90	$-	$-	$1,436	$-	$-	$7,091
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$5,565	$-	$90	$-	$-	$1,436	$-	$-	$7,091
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$2,850	$3,229	$645	$1,072	$682	$3,167	$17,896	$138	$29,679
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$2,850	$3,229	$645	$1,072	$682	$3,167	$17,896	$138	$29,679
Gross charge-offs	$376	$7	$1	$-	$-	$24	$-	$1	$409
Total loans
Nonclassified	$213,776	$177,339	$179,021	$107,477	$83,633	$124,824	$139,507	$697	$1,026,274
Classified	$11,753	$2,029	$2,154	$934	$3,797	$1,714	$2,321	$1,377	$26,079
Total	$225,529	$179,368	$181,175	$108,411	$87,430	$126,538	$141,828	$2,074	$1,052,353
Gross charge-offs for the year ended December 31, 2024	$376	$7	$17	$114	$56	$88	$-	$1	$659

The following table provides information regarding the Company’s allowance for credit losses related to unfunded loan commitments for the periods indicated:

	Three months ended
(dollars in thousands)	March 31,
	2025	2024
Balance at beginning of period	$150	250
Provision for credit losses	-	50
Balance at end of period	$150	$300

The Company made two loan modifications to a single borrower experiencing financial difficulty during the three months ended March 31, 2025. The following table presents the amortized cost basis of loans at March 31, 2025 and March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and March 31, 2024 by class, type of modification and includes the financial effect of the modification.

(Dollars in thousands)	As of March 31, 2025
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$282	0.1%	Renewal of existing loan

(Dollars in thousands)	As of March 31, 2024
	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$137	0.1%	90 day payment deferral

4. Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually, or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2024 concluded that its goodwill was not impaired. Based on that test and current conditions, as of March 31, 2025, the Company concluded it was more likely than not that its goodwill was not impaired.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization as of the dates indicated is presented in the following tables:

(Dollars in thousands)	As of March 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(1,744)	$2,426

(Dollars in thousands)	As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(1,592)	$2,578

The following table sets forth estimated amortization expense for core deposit and intangible assets for the remainder of 2025 and in successive years ending December 31:

(Dollars in thousands)	Amortization
expense
Remainder of 2025	$436
2026	512
2027	436
2028	360
2029	284
2030	208
Thereafter	190
Total	$2,426

5. Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others, as of the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2025	2024
FHLMC	$617,683	$626,379
FHLB	27,056	27,418
Total	$644,739	$653,797

Custodial escrow balances maintained in connection with mortgage loans serviced for others were $10.2 million and $5.6 million at March 31, 2025 and December 31, 2024, respectively. Custodial escrow balances are included in the deposit balances on the balance sheet. Gross service fee income related to such loans was $415,000 and $436,000 for the three months ended March 31, 2025 and 2024, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Mortgage servicing rights activity for the periods indicated was as follows:

	Three months ended
(Dollars in thousands)	March 31,
	2025	2024
Mortgage servicing rights:
Balance at beginning of period	$3,061	$3,158
Additions	71	61
Amortization	(87)	(242)
Balance at end of period	$3,045	$2,977

The fair value of mortgage servicing rights was $9.1 million and $9.6 million at March 31, 2025 and December 31, 2024, respectively. Fair value at March 31, 2025 was determined using discount rate of 10.00%; prepayment speeds ranging from 6.00% to 29.01%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.90%. Fair value at December 31, 2024 was determined using discount rates at 10.00%; prepayment speeds ranging from 6.00% to 25.44%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.87%.

The Company had a mortgage repurchase reserve of $189,000 at March 31, 2025 and $131,000 at December 31, 2024, which represented the Company’s best estimate at those dates of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged $7,000 of losses against the reserve and a $65,000 provision to the reserve during the three months ended March 31, 2025. The Company charged $84,000 of losses against the reserve during the three months ended March 31, 2024. As of March 31, 2025, the Company had one outstanding mortgage repurchase request.

6. Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share included the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for the three months ended March 31, 2025, included all unexercised stock options. The diluted earnings per share computation for the three months ended March 31, 2024, excluded 178,812 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid June 4, 2025, to common stockholders of record as of the close of business on May 21, 2025. The shares used in the calculation of basic and diluted earnings per share for the periods indicated are shown below:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,
	2025	2024
Net earnings	$4,701	$2,778

Weighted average common shares outstanding - basic (1)	5,777,593	5,743,452
Assumed exercise of stock options (1)	37,057	5,143
Weighted average common shares outstanding - diluted (1)	5,814,650	5,748,595
Earnings per share (1):
Basic	$0.81	$0.48
Diluted	$0.81	$0.48

(1)	Share and per share values for the periods ended March 31, 2024 have been adjusted to give effect to the 5% stock dividend paid during December 2024.

7. Federal Home Loan Bank Borrowings and Other Borrowings

The Bank has a line of credit, renewable annually each September, with the Federal Home Loan Bank (“FHLB”) under which there were $44.9 million of borrowings at March 31, 2025 and $48.8 million of borrowings at December 31, 2024. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (4.54% at March 31, 2025). The Company had $40.0 million in letters of credit issued through the FHLB at March 31, 2025 compared to $60.0 million in letters of credit December 31, 2024 to secure municipal deposits. The Company did not have any term advances from FHLB at March 31, 2025 or December 31, 2024.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At March 31, 2025 and December 31, 2024, there were blanket pledges of loans and securities to the FHLB totaling $419.2 million and $403.9 million, respectively. At March 31, 2025 and December 31, 2024, the Bank’s total borrowing capacity with the FHLB was approximately $289.4 million and $281.2 million, respectively. At March 31, 2025 and December 31, 2024, the Bank’s available borrowing capacity was $203.2 million and $171.0 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

At March 31, 2025, the Bank had no borrowings through the Federal Reserve discount window, while its borrowing capacity with the Federal Reserve was $46.9 million.

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2025, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2025. At December 31, 2024, the Company’s risk-based capital ratio of 12.43% was below the minimum required under such covenants of 12.50%. The Company requested from the lender a waiver of the default which was granted by the lender. On March 14, 2025, the Company and the lender entered into a Change in Terms Agreement, reducing the minimum tier 1 capital ratio required under such covenants to 12.00% going forward. As of March 31, 2025 and December 31, 2024, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, the Company borrowed $10.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2025 and December 31, 2024. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $3.9 million and $4.2 million at March 31, 2025 and December 31, 2024, respectively.

8. Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $6.3 million at March 31, 2025 and $13.8 million at December 31, 2024, which were secured by $10.7 million and $15.2 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements as of the dates indicated:

	As of March 31, 2025
(dollars in thousands)	Overnight and			Greater
	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. treasury securities	$6,256	$-	$-	$-	$6,256
Total	$6,256	$-	$-	$-	$6,256

	As of December 31, 2024
(dollars in thousands)	Overnight and	Up to		Greater
	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. treasury securities	$11,729	$-	$-	$-	$11,729
Agency mortgage-backed securities	2,079	-	-	-	2,079
Total	$13,808	$-	$-	$-	$13,808

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

A description of the Company’s revenue streams under ASC 606 follows:

	Three months ended
(Dollars in thousands)	March 31,
	2025	2024
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$884	$961
Other	428	276
Interchange income	587	684
Loan servicing fees (1)	415	436
Office lease income (1)	17	64
Gains on sales of loans (1)	562	512
Bank owned life insurance income (1)	272	245
Losses on sales of investment securities (1)	(2)	-
Gains (losses) on sales of premieses and equipment and foreclosed assets	-	(9)
Other	195	231
Total non-interest income	$3,358	$3,400

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first three months of 2025 or 2024.

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

Fair value estimates of the Company’s financial instruments as of March 31, 2025 and December 31, 2024, including methods and assumptions utilized, are set forth below:

	As of March 31, 2025
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$21,881	$21,881	$-	$-	$21,881
Interest-bearing deposits at other banks	3,973	-	3,973	-	3,973
Investment securities available-for-sale	355,992	58,424	297,568	-	355,992
Investment securities held-to-maturity	3,701	-	3,439	-	3,439
Bank stocks, at cost	6,225	n/a	n/a	n/a	n/a
Loans, net	1,061,696	-	-	1,057,618	1,057,618
Loans held for sale	2,997	-	2,997	-	2,997
Mortgage servicing rights	3,045	-	9,075	-	9,075
Accrued interest receivable	7,012	234	1,773	5,005	7,012
Derivative financial instruments	350	-	350	-	350

Financial liabilities:
Non-maturity deposits	$(1,131,162)	$(1,131,162)	$-	$-	$(1,131,162)
Certificates of deposit	(204,660)	-	(203,891)	-	(203,891)
FHLB and other borrowings	(48,767)	-	(48,767)	-	(48,767)
Subordinated debentures	(21,651)	-	(18,581)	-	(18,581)
Repurchase agreements	(6,256)	-	(6,256)	-	(6,256)
Accrued interest payable	(1,600)	-	(1,600)	-	(1,600)
Derivative financial instruments	(31)	-	(31)	-	(31)

	As of December 31, 2024
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,275	$20,275	$-	$-	$20,275
Interest-bearing deposits at other banks	4,110	-	4,110	-	4,110
Investment securities available-for-sale	372,512	64,458	308,054	-	372,512
Investment securities held-to-maturity	3,672	-	3,290	-	3,290
Bank stocks, at cost	6,618	n/a	n/a	n/a	n/a
Loans, net	1,039,221	-	-	1,027,865	1,027,865
Loans held for sale	3,420	-	3,420	-	3,420
Mortgage servicing rights	3,061	-	9,615	-	9,615
Accrued interest receivable	7,132	219	2,001	4,912	7,132
Derivative financial instruments	200	-	200	-	200

Financial liabilities:
Non-maturity deposits	$(1,134,072)	$(1,134,072)	$-	$-	$(1,134,072)
Certificates of deposit	(194,694)	-	(193,901)	-	(193,901)
FHLB and other borrowings	(53,046)	-	(48,846)	-	(48,846)
Subordinated debentures	(21,651)	-	(18,556)	-	(18,556)
Repurchase agreements	(13,808)	-	(13,808)	-	(13,808)
Accrued interest payable	(1,833)	-	(1,833)	-	(1,833)

Transfers

The Company did not transfer any assets or liabilities among levels during the three months ended March 31, 2025 or during the year ended December 31, 2024.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, allocated to the appropriate fair value hierarchy:

(Dollars in thousands)		As of March 31, 2025
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$58,424	$58,424	$-	$-
Municipal obligations, tax exempt	101,812	-	101,812	-
Municipal obligations, taxable	70,614	-	70,614	-
Agency mortgage-backed securities	125,142	-	125,142	-
Loans held for sale	2,997	-	2,997	-
Derivative financial instruments	350	-	350	-
Liability:
Derivative financial instruments	(31)	-	(31)	-

		As of December 31, 2024
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$64,458	$64,458	$-	$-
Municipal obligations, tax exempt	107,128	-	107,128	-
Municipal obligations, taxable	71,715	-	71,715	-
Agency mortgage-backed securities	129,211	-	129,211	-
Loans held for sale	3,420	-	3,420	-
Derivative financial instruments	200	-	200	-

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

The aggregate fair value, contractual balance (including accrued interest), and gains on loans held for sale as of March 31, 2025 and December 31, 2024 were as follows:

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2025	2024
Aggregate fair value	$2,997	$3,420
Contractual balance	2,938	3,376
Gain	$59	$44

The Company’s derivative financial instruments consist of interest rate lock commitments and corresponding forward sales contracts on mortgage loans held for sale. The fair values of these derivatives are based on quoted prices for similar loans in the secondary market. The market prices are adjusted by a factor, based on the Company’s historical data and its judgment about future economic trends, which considers the likelihood that a commitment will ultimately result in a closed loan. These instruments are classified as Level 2. The amounts are included in accrued interest and other assets or accrued interest and other liabilities on the consolidated balance sheets and gains on sales of loans, net in the consolidated statements of earnings. The total amount of gains from changes in fair value of derivative financial instruments included in earnings for the periods indicated were as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2025	2024
Total change in fair value	$119	$145

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional allowance and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $14.7 million at March 31, 2025 and $15.0 million at December 31, 2024. The Company’s individually evaluated loans with an allowance for credit losses were $2.5 million and $2.5 million, with an allocated allowance of $837,000 and $777,000, at March 31, 2025 and December 31, 2024, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)
	Fair value	Valuation technique	Unobservable inputs	Range
As of March 31, 2025
Individual evaluated loans:
Commercial	$1,705	Sales comparison	Adjustment to comparable value	0%-25%

As of December 31, 2024
Individual evaluated loans:
Commercial	$1,768	Sales comparison	Adjustment to comparable value	0%-50%

11. Regulatory Capital Requirements

Banks and bank holding companies, such as the Company, are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of March 31, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

Banking organizations are required to maintain minimum capital levels as follows: a ratio of common equity Tier 1 capital equal to 4.5% of risk-weighted assets , a ratio of Tier 1 capital equal to 6.0% of risk-weighted assets, a ratio of total capital equal to 8.0% of risk-weighted assets, and a leverage ratio of Tier 1 capital to total quarterly average assets equal to 4.0% in all circumstances.

As of March 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

Regulations include a capital conservation buffer of 2.5% that is added to these minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including the amount of dividends that it may pay without prior regulatory approval, stock repurchases and certain discretionary bonus payments to executive officers. At March 31, 2025 and December 31, 2024, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

The following is a comparison of the Company’s regulatory capital ratios to minimum capital ratio requirements as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)
			For capital
	Actual		adequacy purposes
	Amount	Ratio	Amount	Ratio (1)
As of March 31, 2025
Leverage	$143,117	9.20%	$62,197	4.0%
Common Equity Tier 1 Capital	122,117	10.62%	80,521	7.0%
Tier 1 Capital	143,117	12.44%	97,776	8.5%
Total Risk Based Capital	155,859	13.55%	120,782	10.5%

As of December 31, 2024
Leverage	$139,657	9.02%	$61,964	4.0%
Common Equity Tier 1 Capital	118,657	10.49%	79,164	7.0%
Tier 1 Capital	139,657	12.35%	96,128	8.5%
Total Risk Based Capital	152,121	13.45%	118,746	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements as of March 31, 2025 and December 31, 2024:

					To be well-capitalized
					under prompt
(Dollars in thousands)			For capital		corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of March 31, 2025
Leverage	$143,202	9.24%	$62,007	4.0%	$77,509	5.0%
Common Equity Tier 1 Capital	143,202	12.45%	80,488	7.0%	74,739	6.5%
Tier 1 Capital	143,202	12.45%	97,736	8.5%	91,987	8.0%
Total Risk Based Capital	155,944	13.56%	120,732	10.5%	114,983	10.0%

As of December 31, 2024
Leverage	$140,523	9.10%	$61,770	4.0%	$77,213	5.0%
Common Equity Tier 1 Capital	140,523	12.43%	79,146	7.0%	73,493	6.5%
Tier 1 Capital	140,523	12.43%	96,106	8.5%	99,453	8.0%
Total Risk Based Capital	152,987	13.53%	118,719	10.5%	113,066	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

Currently, our business consists of ownership of the Bank, with its main office in Manhattan, Kansas and twenty eight additional branch offices in central, eastern, southeast and southwest Kansas, one loan production office in Kansas City, Missouri and our ownership of Landmark Risk Management, Inc. On October 1, 2022, the Company completed its acquisition of Freedom Bancshares, Inc., the holding company of Freedom Bank. Freedom Bank was founded in 2006 and operated out of a single location in Overland Park, Kansas.

In April 2025, we declared our 95th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position.  However, while we have achieved a strong capital base and expect to continue operating profitably, our future dividend practice is dependent upon the performance of the economy and the Company’s overall performance. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at March 31, 2025.

Critical Accounting Policies. Critical accounting policies are those which are both most important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to the allowance for credit losses and the accounting for business combinations, each of which involve significant judgment by our management. There have been no material changes to the critical accounting policies included under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 25, 2025.

Summary of Results. During the first quarter of 2025, we recorded net earnings of $4.7 million, which was an increase of $1.9 million, or 69.2%, from net earnings of $2.8 million in the first quarter of 2024.The increase in net earnings during 2025 was primarily related to an increase in net interest income and non-interest income.

The following table summarizes earnings and key performance measures as of or for the periods presented:

	As of or for the
(Dollars in thousands, except per share amounts)	three months ended March 31,
	2025	2024
Net earnings:
Net earnings	$4,701	$2,778
Basic earnings per share (1)	$0.81	$0.48
Diluted earnings per share (1)	$0.81	$0.48
Earnings ratios:
Return on average assets (2)	1.21%	0.72%
Return on average equity (2)	13.71%	8.88%
Equity to total assets	9.04%	8.16%
Net interest margin (2) (3)	3.76%	3.12%
Dividend payout ratio	25.93%	41.18%

(1) Per share values for the periods ended March 31, 2024 have been adjusted to give effect to the 5% dividend paid during 2024.

(2) Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3) Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $19.3 million for the quarter ended March 31, 2025 represented an increase of $1.6 million, or 9.0%, compared to the same period of 2024. Interest income on loans increased $1.9 million, or 13.1%, to $16.4 million for the quarter ended March 31, 2025, compared to the same period of 2024 due to higher yields and average balances. Our yields increased from 6.16% in the first quarter of 2024 to 6.34% in the first quarter of 2025. The increase in interest income on loans was also driven by an increase in average loan balances, which increased from $945.7 million in the first quarter of 2024 to $1.0 billion in the first quarter of 2025. Interest income on investment securities decreased $293,000, or 9.2%, to $2.9 million for the first quarter of 2025, as compared to $3.2 million in the same period of 2024. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances of investment securities which decreased from $456.9 million in the first quarter of 2024 to $377.8 million in the first quarter of 2025. Partially offsetting the lower average balances was an increase in yields, which increased from 2.96% in the first quarter of 2024 to 3.29% in the first quarter of 2025.

Interest Expense. Interest expense during the quarter ended March 31, 2025 decreased $775,000 to $6.2 million, as compared to the same period of 2024. Interest expense on interest-bearing deposits decreased $221,000 to $5.2 million for the quarter ended March 31, 2025, as compared to the same period of 2024. Our total cost of interest-bearing deposits decreased from 2.35% in the first quarter of 2024 to 2.17% in the first quarter of 2025 as a result of lower rates on our deposits. Partially offsetting the lower rates was an increase in average interest-bearing deposit balances, which increased from $935.4 million in the first quarter of 2024 to $979.8 million in the first quarter of 2025. For the first quarter of 2025, interest expense on borrowings decreased $554,000 to $987,000, as compared to the same period of 2024 due to a decrease in our average borrowings and repurchase agreements which decreased $29.9 million from the first quarter of 2024 to the first quarter of 2025. Also contributing to lower interest expense was a decrease in rates, which decreased from 5.77% in the first quarter of 2024 to 5.09% in the same period of 2025.

Net Interest Income. Net interest income increased $2.4 million, or 22.1%, to $13.1 million for the first quarter of 2025, as compared to the first quarter of 2024. The increase in net interest income was primarily a result of an increase in interest income on loans and lower interest expense. The accretion of purchase accounting adjustments increased net interest income by $209,000 in the first quarter of 2024 compared to an increase of $184,000 in the first quarter of 2025, and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, growth in average loans increased interest income while lower rates decreased interest expense. Net interest margin, on a tax-equivalent basis, was 3.12% in the first quarter of 2024, compared to 3.76% in the first quarter of 2025.

Average Assets/Liabilities. The following table reflects the tax-equivalent yields earned on average interest-earning assets and costs of average interest-bearing liabilities (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	March 31, 2025			March 31, 2024
	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost
(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits at banks	$5,494	$48	3.54%	$7,514	$63	3.37%
Investment securities (1)	377,845	3,068	3.29%	456,933	3,366	2.96%
Loans receivable, net (2)	1,048,585	16,398	6.34%	945,737	14,494	6.16%
Total interest-earning assets	1,431,924	19,514	5.53%	1,410,184	17,923	5.11%
Non-interest-earning assets	142,371			145,478
Total	$1,574,295			$1,555,662

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$630,194	$3,250	2.09%	$595,444	$3,453	2.33%
Savings accounts	147,135	43	0.12%	152,344	43	0.11%
Certificates of deposit	202,458	1,943	3.89%	187,629	1,961	4.20%
Total interest-bearing deposits	979,787	5,236	2.17%	935,417	5,457	2.35%

FHLB advances and other borrowings	48,428	565	4.73%	72,618	1,022	5.66%
Subordinated debentures	21,651	357	6.69%	21,651	412	7.65%
Repurchase agreements	8,634	65	3.05%	14,371	107	2.99%
Total borrowings	78,713	987	5.09%	108,640	1,541	5.77%

Total interest-bearing liabilities	1,058,500	6,223	2.38%	1,044,057	6,998	2.70%
Non-interest-bearing liabilities	376,727			385,759
Stockholders’ equity	139,068			125,846
Total	$1,574,295			$1,555,662

Interest rate spread (3)			2.92%			2.71%
Net interest margin (4)		$13,291	3.76%		$10,925	3.12%
Tax-equivalent interest - imputed		172			178
Net interest income		$13,119			$10,747

Ratio of average interest-earning assets to average interest-bearing liabilities			135.3%			135.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended March 31,
	2025 vs 2024
	Increase/(decrease) attributable to
	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$(18)	$3	$(15)
Investment securities	(838)	540	(298)
Loans	1,501	403	1,904
Total	645	946	1,591
Interest expense:
Deposits	359	(580)	(221)
FHLB advances and other borrowings	(306)	(151)	(457)
Subordinated debentures and other borrowings	-	(55)	(55)
Repurchase agreements	(44)	2	(42)
Total	9	(784)	(775)
Net interest margin	$636	$1,730	$2,366

Provision for Credit Losses. During the first quarter of 2025, no provision for credit losses was recorded, compared to a $300,000 provision for credit losses recorded in the same period of 2024. As of March 31, 2025, our analysis of our allowance for credit losses indicated no provision was required based on current and projected economic conditions and other qualitative factors. We recorded net loan charge-offs of $23,000 during the first quarter of 2025, compared to net loan charge-offs of $7,000 during the first quarter of 2024.

For further discussion of the allowance for credit losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.4 million in the first quarter of 2025, a decrease of $42,000, or 1.2%, from the same period in 2024. The decrease in non-interest income during the first quarter of 2025 compared to the same period in the prior year was primarily due to a decrease in fees and service charges of $73,000 primarily due to lower fees related to deposit accounts. Other non-interest income also decreased by $44,000 during the first quarter of 2025 compared to the same period in the prior year, primarily due to lower rent income from an office building that was sold in 2024. Partially offsetting those decreases in non-interest income was an increase in gain on sales of one-to-four family residential real estate loans which increased $50,000 due to a slight increase in volume.

Non-interest Expense. Non-interest expense totaled $10.8 million for the first quarter of 2025, an increase of $210,000, or 2.0%, over the same quarter of 2024. The increase in non-interest expense in the first quarter of 2025 compared to the same period in the prior year was mainly due to an increase in compensation due to additional staffing and higher benefit costs. Partially offsetting that increase in non-interest expense were decreases in occupancy and equipment, valuation allowance on real estate held for sale, data processing and amortization of intangibles.

Income Tax Expense. During the first quarter of 2025, we recorded income tax expense of $1.1 million, compared to income tax expense of $518,000 during the same period of 2024. Our effective tax rate increased from 15.7% in the first quarter of 2024 to 17.8% in the first quarter of 2025. The increase in the effective tax rate was due to higher earnings before taxes while tax exempt income was consistent.

Financial Condition. Economic conditions in the United States remained sluggish during the first three months of 2025 as elevated inflation levels and high interest rates continued to impact the economy. Although interest rates decreased slightly in the second half of 2024, sustained high interest rates have impacted financial institutions generally, resulting in continued higher costs of funding and lower fair values for investment securities. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a significant majority of our deposits being retail-based and insured by the Federal Deposit Insurance Corporation (“FDIC”) insured. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates have also been impacted by economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses continues to factor in estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, CRE, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets were $1.6 billion at both December 31, 2024 and March 31, 2025.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At March 31, 2025, our allowance for credit losses on loans totaled $12.8 million, or 1.19% of gross loans outstanding, compared to $12.8 million, or 1.22% of gross loans outstanding, at December 31, 2024. The decrease in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to loan growth and current and projected economic conditions and other qualitative factors.

As of March 31, 2025 and December 31, 2024, approximately $27.9 million and $26.1 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for credit losses was sufficient to cover expected losses related to such loans at March 31, 2025 and December 31, 2024, respectively.

Loans past due 30-89 days and still accruing interest totaled $10.0 million, or 0.93% of gross loans, at March 31, 2025, compared to $6.2 million, or 0.59% of gross loans, at December 31, 2024. The increase in such past due loans was primarily related to loans in our commercial and CRE portfolios. We are currently working with a small number of delinquent borrowers, and do not believe the increase in delinquent loans is an indicator of broader weakness in the commercial or CRE portfolios. At March 31, 2025, $13.3 million in loans were on non-accrual status, or 1.24% of gross loans, compared to $13.1 million, or 1.25% of gross loans, at December 31, 2024. Non-accrual loans consist of loans 90 or more days past due and certain individually evaluated loans. There were no loans 90 days delinquent and accruing interest at either March 31, 2025 or December 31, 2024.

As part of our credit risk management strategy, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on CRE and commercial loan relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At both March 31, 2025 and December 31, 2024, we had $167,000 of real estate owned. As of March 31, 2025, real estate owned primarily consisted of a single parcel of undeveloped land. The Company is currently marketing the property.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced an increase of $7.0 million, or 0.53% in total deposits during the first three months of 2025, to $1.3 billion at March 31, 2025. The increase in deposits was primarily due to a seasonal increase in our deposit accounts due to public funds.

Non-interest-bearing deposits at March 31, 2025 were $368.5 million, or 27.6% of deposits, compared to $351.6 million, or 26.5% of deposits, at December 31, 2024. Money market and checking deposit accounts were 45.9% of our deposit portfolio and totaled $613.5 million at March 31, 2025, compared to $637.0 million, or 47.9% of deposits, at December 31, 2024. Savings accounts increased to $149.2 million, or 11.2% of deposits, at March 31, 2025, from $145.5 million, or 11.0% of deposits, at December 31, 2024. Certificates of deposit totaled $204.7 million, or 15.3% of deposits, at March 31, 2025, compared to $194.7 million, or 14.7% of deposits, at December 31, 2024. The increase in certificates of deposit was primarily related to higher brokered certificates of deposits, which increased from $41.0 million at December 31, 2024 to $51.2 million at March 31, 2025.

Overdraft deposits consist of non-interest-bearing deposits, money market and checking deposit accounts with negative balances. These overdraft balances totaled $350,000 as of March 31, 2025 and $316,000 as of December 31, 2024 and were presented as loans on the balance sheet.

Total deposits include estimated uninsured deposits of $441.2 million and $444.1 million as of March 31, 2025 and December 31, 2024, respectively. This represented approximately 33.0% of our total deposits at March 31, 2025 and 33.4% of our deposits at December 31, 2024. Over 93.1% of the Company’s total deposits were considered core deposits at March 31, 2025. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

Certificates of deposit at March 31, 2025 scheduled to mature in one year or less totaled $191.4 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings decreased $11.8 million to $76.7 million at March 31, 2025, from $88.5 million at December 31, 2024. The decrease in total borrowings was primarily due to a decrease in FHLB line of credit borrowings.

Cash Flows. During the three months ended March 31, 2025, our cash and cash equivalents increased by $1.6 million. Our operating activities provided net cash of $8.0 million during the first three months of 2025 primarily as a result of net earnings. Our investing activities used net cash of $424,000 during the first three months of 2025, primarily due to loan growth which was partially offset by maturities of investment securities. Financing activities used net cash of $6.0 million during the first three months of 2025, primarily as a result of a decrease in borrowings which was partially offset by deposit growth.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $381.8 million at March 31, 2025 and $396.9 million at December 31, 2024. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through pledging or sales of investment securities. While the sale of available-for-sale investment securities would result in losses due to the current interest environment, pledging these securities as collateral would not result in a loss. At March 31, 2025, we had $44.9 million borrowed on our line of credit with the FHLB. At March 31, 2025, we had collateral pledged to the FHLB that would allow us to borrow $289.4 million, subject to FHLB credit requirements and policies. At March 31, 2025, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $46.9 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at March 31, 2025. At March 31, 2025, we had subordinated debentures totaling $21.7 million and $6.3 million of repurchase agreements. At March 31, 2025, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2025, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at March 31, 2025. The Company also has outstanding borrowings of $3.9 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original $10.0 million of borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include CRE, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $1.9 million at March 31, 2025.

At March 31, 2025, we had outstanding loan commitments, excluding standby letters of credit, of $202.7 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business. Banking organizations are required to maintain minimum capital levels as follows: a ratio of common equity Tier 1 capital equal to 4.5% of risk-weighted assets, a ratio of Tier 1 capital equal to 6.0% of risk-weighted assets, a ratio of total capital equal to 8.0% of risk-weighted assets, and a leverage ratio of Tier 1 capital to total quarterly average assets equal to 4.0% in all circumstances. Regulations also include a capital conservation buffer of 2.5% that is added to these minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including the amount of dividends that it may pay without prior regulatory approval, stock repurchases and certain discretionary bonus payments to executive officers. Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of March 31, 2025 and December 31, 2024, as discussed in more detail in Note 11 of the Consolidated Financial Statements.

Dividends. During the quarter ended March 31, 2025, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As discussed above, banking organizations must maintain a capital conservation buffer of 2.5% that is added to certain regulatory minimum requirements for capital adequacy purposes in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of March 31, 2025. The National Bank Act also imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year net earnings plus the adjusted retained earnings for the three preceding years. As of March 31, 2025, approximately $13.1 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

Our Asset/Liability Management Committee monitors the interest rate sensitivity of our balance sheet using earnings simulation models and interest sensitivity analyses. We have set policy limits of interest rate risk to be assumed in the normal course of business and monitor such limits through our simulation process.

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

	As of March 31, 2025		As of December 31, 2024
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(5,007)	(9.5)%	$(6,831)	(13.8)%
200 basis point rising	$(3,543)	(6.7)%	$(4,629)	(9.4)%
100 basis point rising	$(2,070)	(3.9)%	$(2,434)	(4.9)%
100 basis point falling	$(178)	(0.3)%	$282	0.6%
200 basis point falling	$(1,584)	(3.0)%	$(588)	(1.2)%
300 basis point falling	$(2,710)	(5.1)%	$(1,774)	(3.6)%

The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads would also cause net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or re-price faster than the Company’s assets. Actual results could differ from those projected if the Company grows assets and liabilities faster or slower than estimated, if the Company experienced a net outflow of deposit liabilities, or if the mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if the Company experienced substantially different repayment speeds in the loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that the Company may undertake in response to potential or actual changes in interest rates, such as changes to the Company’s loan, investment, deposit, or funding strategies.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, national and international economies, and financial markets, including the effects of inflationary pressures and future monetary policies of the Federal Reserve in response thereto;
●	Changes in local, state and federal laws, regulations and governmental policies concerning the Company’s general business, including changes in interpretation or prioritization of such laws, regulations and policies;
●	Changes in interest rates and prepayment rates of our assets;
●	Increased competition in the financial services sector and the inability to attract new customers, including from non-bank competitors such as credit unions and fintech companies;
●	Timely development and acceptance of new products and services;
●	Changes in technology and the ability to develop and maintain secure electronic systems;
●	Our risk management framework;

●	Interruptions in information technology and telecommunications systems and third-party services;
●	Effects on the U.S. economy resulting from the threat or implementation of, or changes to, existing policies and executive orders, including tariffs, immigration policy, regulatory, other governmental agencies, foreign policy, and tax regulations;
●	The economic effects of severe weather, natural disasters, widespread disease or pandemics, or other external events;
●	The loss of key executives or employees;
●	Changes in consumer spending;
●	Integration of acquired businesses;
●	The commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	Changes in accounting policies and practices, such as the implementation of the current expected credit losses accounting standard;
●	The economic impact of past and any future terrorist attacks, acts of war, including ongoing conflicts in the Middle East and the conflict in Ukraine, or threats thereof, and the response of the United States to any such threats and attacks;
●	The ability to manage credit risk, forecast loan losses and maintain an adequate allowance for loan losses;
●	Fluctuations in the value of securities held in our securities portfolio;
●	Concentrations within our loan portfolio (including CRE loans), large loans to certain borrowers, and large deposits from certain clients;
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
●	The level of non-performing assets on our balance sheets;
●	The ability to raise additional capital;
●	The extensive regulatory framework that applies to the Company;
●	The occurrence of fraudulent activity, breaches or failures of our or our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud; and
●	Declines in real estate values.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 25, 2025.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or which any of their property is subject, other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended March 31, 2024 of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

January 1-31, 2025	-	$-	-	157,456
February 1-28, 2025	-	-	-	157,456
March 1-31, 2025	-	-	-	157,456
Total	-	$-	-	157,456

(1)	In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”). As of March 31, 2025, there were 157,456 shares remaining available for repurchase under the March 2020 Repurchase Program. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 10.1	Change in Terms Agreement, dated March 14, 2025 between Landmark Bancorp, Inc. and First National Bank of Omaha (incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K filed with the SEC on March 25, 2025 (SEC file no. 000-33203))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Earnings for three months ended March 31, 2025 and March 31, 2024; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and March 31, 2024; (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and March 31, 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: May 14, 2025	/s/ Abigail M. Wendel
Abigail M. Wendel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

