Form 10-Q
period 2025-06-30
LANDMARK BANCORP INC
filed 2025-08-13
CIK 1141688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: as August 12, 2025, the issuer had outstanding 5,783,312 shares of its common stock, $0.01 par value per share.

LANDMARK BANCORP, INC.

Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents	$25,038	$20,275
Interest-bearing deposits at other banks	3,463	4,110
Investment securities available-for-sale, at fair value	352,442	372,512
Investment securities, held-to-maturity, net of allowance for credit losses of $91 and $91, fair value of $3,448 and $3,290	3,730	3,672
Bank stocks, at cost	10,946	6,618
Loans, net of allowance for credit losses of $13,762 and $12,825	1,103,407	1,039,221
Loans held for sale, at fair value	4,773	3,420
Bank owned life insurance	39,607	39,056
Premises and equipment, net	19,654	20,220
Goodwill	32,377	32,377
Other intangible assets, net	2,275	2,578
Mortgage servicing rights	3,082	3,061
Real estate owned, net	167	167
Accrued interest and other assets	23,904	26,855
Total assets	$1,624,865	$1,574,142

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest-bearing demand	$351,993	$351,595
Money market and checking	562,919	636,963
Savings	148,092	145,514
Certificates of deposit	210,897	194,694
Total deposits	1,273,901	1,328,766

Federal Home Loan Bank and other borrowings	155,110	53,046
Subordinated debentures	21,651	21,651
Repurchase agreements	5,825	13,808
Accrued interest and other liabilities	20,002	20,656
Total liabilities	1,476,489	1,437,927

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, 200,000 shares authorized; none issued	-	-
Common stock, $0.01 par value per share, 7,500,000 shares authorized; 5,788,635 and 5,775,198 shares issued at June 30, 2025 and December 31, 2024, respectively	58	58
Additional paid-in capital	95,266	95,051
Retained earnings	63,612	56,934
Accumulated other comprehensive loss	(10,560)	(15,828)
Total stockholders’ equity	148,376	136,215
Total liabilities and stockholders’ equity	$1,624,865	$1,574,142

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Interest income:
Loans	$17,186	$15,022	$33,581	$29,512
Investment securities:
Taxable	2,163	2,359	4,343	4,787
Tax-exempt	701	759	1,420	1,523
Interest-bearing deposits at banks	48	40	96	103
Total interest income	20,098	18,180	39,440	35,925
Interest expense:
Deposits	5,144	5,673	10,380	11,130
Federal Home Loan Bank and other borrowings	861	1,027	1,426	2,049
Subordinated debentures	358	418	715	830
Repurchase agreements	52	88	117	195
Total interest expense	6,415	7,206	12,638	14,204
Net interest income	13,683	10,974	26,802	21,721
Provision for credit losses	1,000	-	1,000	300
Net interest income after provision for credit losses	12,683	10,974	25,802	21,421
Non-interest income:
Fees and service charges	2,476	2,691	4,864	5,152
Gains on sales of loans, net	740	648	1,302	1,160
Increase in cash surrender value of bank owned life insurance	278	248	550	493
Losses on sales of investment securities, net	-	-	(2)	-
Other	132	133	270	315
Total non-interest income	3,626	3,720	6,984	7,120

Non-interest expense:
Compensation and benefits	6,234	5,504	12,388	11,036
Occupancy and equipment	1,244	1,294	2,496	2,684
Data processing	629	492	1,025	973
Amortization of mortgage servicing rights and other intangibles	238	256	477	668
Professional fees	540	649	1,285	1,296
Valuation allowance on real estate held for sale	-	979	-	1,108
Other	2,076	1,921	4,051	3,881
Total non-interest expense	10,961	11,095	21,722	21,646
Earnings before income taxes	5,348	3,599	11,064	6,895
Income tax expense	944	587	1,959	1,105
Net earnings	$4,404	$3,012	$9,105	$5,790
Earnings per share:
Basic (1)	$0.76	$0.52	$1.58	$1.01
Diluted (1)	$0.75	$0.52	$1.56	$1.01
Dividends per share (1)	$0.21	$0.20	$0.42	$0.40

(1)	Per share amounts for the periods ended June 30, 2024 have been adjusted to give effect to the 5% stock dividend issued in December 2024.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024

Net earnings	$4,404	$3,012	$9,105	$5,790

Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities	3,189	(402)	6,949	(2,859)
Reclassification adjustment for net losses included in earnings	-	-	2	-
Net unrealized gains (losses)	3,189	(402)	6,951	(2,859)
Income tax effect on net unrealized holding (gains) losses	(772)	99	(1,683)	701
Other comprehensive income (loss)	2,417	(303)	5,268	(2,158)

Total comprehensive income	$6,821	$2,709	$14,373	$3,632

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at April 1, 2024	$55	$89,364	$55,912	$(249)	$(18,411)	$126,671
Net earnings	-	-	3,012	-	-	3,012
Other comprehensive loss	-	-	-	-	(303)	(303)
Dividends paid ($0.20 per share) (1)	-	-	(1,150)	-	-	(1,150)
Issue of restricted common stock, 5,000 shares	-	-	-	-	-	-
Stock-based compensation	-	105	-	-	-	105
Purchase of 4,301 shares treasury stock	-	-	-	(81)	-	(81)
Balance at June 30, 2024	$55	$89,469	$57,774	$(330)	$(18,714)	$128,254

Balance at April 1, 2025	$58	$95,148	$60,422	$-	$(12,977)	$142,651
Net earnings	-	-	4,404	-	-	4,404
Other comprehensive income	-	-	-	-	2,417	2,417
Dividends paid ($0.21 per share)	-	-	(1,214)	-	-	(1,214)
Stock-based compensation	-	118	-	-	-	118
Balance at June 30, 2025	$58	$95,266	$63,612	$-	$(10,560)	$148,376

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend issued in December of 2024.

See accompanying notes to consolidated financial statements.

(Dollars in thousands, except per share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total

Balance at January 1, 2024	$55	$89,208	$54,282	$(75)	$(16,556)	$126,914
Net earnings	-	-	5,790	-	-	5,790
Other comprehensive loss	-	-	-	-	(2,158)	(2,158)
Dividends paid ($0.40 per share) (1)	-	-	(2,298)	-	-	(2,298)
Issue of restricted common stock, 5,000 shares	-	-	-	-	-	-
Stock-based compensation	-	261	-	-	-	261
Purchase of 13,029 shares treasury stock	-	-	-	(255)	-	(255)
Balance at June 30, 2024	$55	$89,469	$57,774	$(330)	$(18,714)	$128,254

Balance at January 1, 2025	$58	$95,051	$56,934	$-	$(15,828)	$136,215
Net earnings	-	-	9,105	-	-	9,105
Other comprehensive income	-	-	-	-	5,268	5,268
Dividends paid ($0.42 per share)	-	-	(2,427)	-	-	(2,427)
Stock-based compensation	-	215	-	-	-	215
Balance at June 30, 2025	$58	$95,266	$63,612	$-	$(10,560)	$148,376

(1)	Dividends per share have been adjusted to give effect to the 5% stock dividend issued in December of 2024.

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net earnings	$9,105	$5,790
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	1,000	300
Valuation allowance on real estate held for sale	-	1,081
Amortization of investment security (discount) premiums, net	(85)	51
Accretion of purchase accounting adjustments	(380)	(483)
Amortization of mortgage servicing rights and other intangibles	477	668
Depreciation	638	647
Increase in cash surrender value of bank owned life insurance	(550)	(493)
Stock-based compensation	215	261
Deferred income taxes	(934)	(377)
Net losses on sales of investment securities	2	-
Net loss on sales of premises and equipment and foreclosed assets	-	9
Net gains on sales of loans	(1,302)	(1,160)
Proceeds from sales of loans	44,395	43,443
Origination of loans held for sale	(44,641)	(44,109)
Changes in assets and liabilities:
Accrued interest and other assets	1,171	836
Accrued expenses, taxes, and other liabilities	(654)	762
Net cash provided by operating activities	8,457	7,226
Cash flows from investing activities:
Net increase in loans	(64,864)	(31,295)
Net change in interest-bearing deposits at banks	647	37
Maturities and prepayments of investment securities	36,293	32,058
Purchases of investment securities	(12,584)	(2,658)
Proceeds from sales of available-for-sale investment securities	3,394	-
Redemption of bank stocks	7,580	8,390
Purchase of bank stocks	(11,908)	(9,914)
Proceeds from bank owned life insurance	1,093	-
Proceeds from sales of premises and equipment and foreclosed assets	-	491
Purchases of premises and equipment, net	(134)	(1,924)
Net cash used in investing activities	(40,483)	(4,815)
Cash flows from financing activities:
Net decrease in deposits	(54,865)	(65,769)
Federal Home Loan Bank advance borrowings	521,784	430,305
Federal Home Loan Bank advance repayments	(419,054)	(362,972)
Proceeds from other borrowings	-	360
Repayments on other borrowings	(666)	(1,025)
Change in repurchase agreements	(7,983)	(3,969)
Payment of dividends	(2,427)	(2,298)
Purchase of treasury stock	-	(255)
Net cash provided by (used in) financing activities	36,789	(5,623)
Net increase (decrease) in cash and cash equivalents	4,763	(3,212)
Cash and cash equivalents at beginning of period	20,275	27,101
Cash and cash equivalents at end of period	$25,038	$23,889

(Continued)

LANDMARK BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
	June 30,
(Dollars in thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash payments for income taxes	$1,710	$-
Cash paid for interest	12,828	13,953
Cash paid for operating leases	105	86

See accompanying notes to consolidated financial statements.

LANDMARK BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The unaudited consolidated financial statements of Landmark Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Landmark National Bank (the “Bank”) and Landmark Risk Management Inc., have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2025, containing the latest audited consolidated financial statements and notes thereto. The consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of financial statements have been reflected herein. The results of the six month interim period ended June 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025 or any other future time period. The Company has evaluated subsequent events for recognition and disclosure up to the date the financial statements were issued. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

2.	Investments

A summary of the Company’s investment securities classified as available-for-sale and held-to-maturity as of June 30, 2025 and December 31, 2024 is as follows:

	As of June 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(Dollars in thousands)	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$51,706	$427	$(509)	$51,624
Municipal obligations, tax exempt	104,510	23	(3,731)	100,802
Municipal obligations, taxable	77,643	248	(2,854)	75,037
Agency mortgage-backed securities	132,516	197	(7,734)	124,979
Total available-for-sale	$366,375	$895	$(14,828)	$352,442

Held-to-maturity:
Other	$3,730	$-	$(282)	$3,448
Total held-to-maturity	$3,730	$-	$(282)	$3,448

	As of December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:
U. S. treasury securities	$65,349	$53	$(944)	$64,458
Municipal obligations, tax exempt	111,196	47	(4,115)	107,128
Municipal obligations, taxable	76,200	70	(4,555)	71,715
Agency mortgage-backed securities	140,651	40	(11,480)	129,211
Total available-for-sale	$393,396	$210	$(21,094)	$372,512

Held-to-maturity:
Other	$3,672	$-	$(382)	$3,290
Total held-to-maturity	$3,672	$-	$(382)	$3,290

The amortized cost of the above held-to-maturity investment securities has been further reduced by the allowance for credit losses of $91,000 at both June 30, 2025 and December 31, 2024.

The tables above show that some of the securities in the Company’s available-for-sale and held-to-maturity investment portfolios had unrealized losses, or were temporarily impaired, as of both June 30, 2025 and December 31, 2024. This temporary impairment represents the estimated amount of loss that would be realized if the securities were sold on the valuation date.

The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2025 and December 31, 2024 along with the length of time each category of securities has been in a continuous loss position:

		As of June 30, 2025
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	16	$1,780	$(4)	$31,745	$(505)	$33,525	$(509)
Municipal obligations, tax exempt	236	12,278	(302)	83,518	(3,429)	95,796	(3,731)
Municipal obligations, taxable	96	16,350	(237)	45,387	(2,617)	61,737	(2,854)
Agency mortgage-backed securities	97	5,126	(60)	97,932	(7,674)	103,058	(7,734)
Total for available-for-sale	445	$35,534	$(603)	$258,582	$(14,225)	$294,116	$(14,828)

		As of December 31, 2024
		Less than 12 months		12 months or longer		Total
	No. of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	securities	value	losses	value	losses	value	losses
Available-for-sale:
U.S. treasury securities	22	$1,558	$-	$43,327	$(944)	$44,885	$(944)
Municipal obligations, tax exempt	254	16,754	(311)	86,409	(3,804)	103,163	(4,115)
Municipal obligations, taxable	107	22,201	(726)	45,285	(3,829)	67,486	(4,555)
Agency mortgage-backed securities	102	18,875	(223)	105,615	(11,257)	124,490	(11,480)
Total for available-for-sale	485	59,388	(1,260)	280,636	(19,834)	340,024	(21,094)

The Company’s U.S. treasury portfolio consists of securities issued by the United States Department of the Treasury (“U.S. treasury”). The receipt of principal and interest on U.S. treasury securities is guaranteed by the full faith and credit of the U.S. government. Based on these factors, along with the Company’s intent to not sell the securities and its belief that it was more likely than not that the Company will not be required to sell the securities before recovery of its cost basis, the Company believed that the available-for-sale U.S. treasury securities identified in the table above were temporarily impaired as of June 30, 2025 and December 31, 2024.

The Company’s portfolio of municipal obligations consists of both tax-exempt and taxable general obligations securities issued by various municipalities. As of June 30, 2025, the Company did not intend to sell and it was more likely than not that the Company would not be required to sell its municipal obligations in an unrealized loss position until the recovery of its cost basis. Due to the issuers’ continued satisfaction of the securities’ obligations in accordance with their contractual terms and the expectation that they will continue to do so, the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believed that the municipal obligations identified in the tables above were temporarily impaired as of June 30, 2025 and December 31, 2024.

The Company’s agency mortgage-backed securities portfolio consists of securities underwritten to the standards of and guaranteed by the government-sponsored agencies of Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and the Government National Mortgage Association. The receipt of principal, at par, and interest on agency mortgage-backed securities is guaranteed by the respective government-sponsored agency guarantor, such that the Company believed that its agency mortgage-backed securities did not expose the Company to credit-related losses. Based on these factors, along with the Company’s intent to not sell the securities and the Company’s belief that it was more likely than not that the Company will not be required to sell the securities before recovery of their cost basis, the Company believed that the agency mortgage-backed securities identified in the table above were temporarily impaired as of June 30, 2025 and December 31, 2024.

Management determined that no allowance for credit losses for available-for-sale securities was needed at June 30, 2025 and December 31, 2024. Accrued interest receivable on available-for-sale securities totaled $2.2 million at both June 30, 2025 and December 31, 2024, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the consolidated statements of financial condition.

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

	Six months ended
	June 30,
(Dollars in thousands)	2025	2024
Balance at January 1,	$91	$91
Provision for credit losses	-	-
Balance at June 30,	$91	$91

The table below sets forth the amortized cost and fair value of investment securities at June 30, 2025. The table includes scheduled principal payments and estimated prepayments, based on observable market inputs, for agency mortgage-backed securities. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without prepayment penalties.

	Amortized	Estimated
(Dollars in thousands)	cost	fair value
Available-for-sale:
Due in less than one year	$30,620	$30,363
Due after one year but within five years	199,340	192,019
Due after five years but within ten years	105,688	101,055
Due after ten years	30,727	29,005
Total available-for-sale	$366,375	$352,442

Held-to-maturity:
Due after one year but within five years	3,730	3,448
Total held-to-maturity	$3,730	$3,448

Sale proceeds and gross realized gains and losses on sales of available-for-sale securities were as follows for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024

Sales proceeds	$-	$-	$3,394	$-

Realized gains	$-	$-	$22	$-
Realized losses	-	-	(24)	-
Net realized losses	$-	$-	$(2)	$-

Securities with carrying values of $288.7 million and $305.3 million were pledged to secure public funds on deposits, repurchase agreements and as collateral for borrowings at June 30, 2025 and December 31, 2024, respectively. Except for U.S. federal agency obligations, no investment in a single issuer exceeded 10.0% of consolidated stockholders’ equity.

3.	Loans and Allowance for Credit Losses

Loans consisted of the following as of the dates indicated below:

	June 30,	December 31,
(Dollars in thousands)	2025	2024

One-to-four family residential real estate loans	$377,133	$352,209
Construction and land loans	26,373	25,328
Commercial real estate loans	370,455	345,159
Commercial loans	204,303	192,325
Agriculture loans	100,348	100,562
Municipal loans	6,938	7,091
Consumer loans	32,234	29,679
Total gross loans	1,117,784	1,052,353
Net deferred loan fees and loans in process	(615)	(307)
Allowance for credit losses	(13,762)	(12,825)
Loans, net	$1,103,407	$1,039,221

The following tables provide information on the Company’s allowance for credit losses by loan class and allowance methodology for the three and six months ended June 30, 2025 and 2024:

	Three months and six months ended June 30, 2025
(Dollars in thousands)	One-to- four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at April 1, 2025	$1,780	$149	$4,694	$4,689	$1,248	$47	$195	$12,802
Charge-offs	-	-	-	-	-	-	(103)	(103)
Recoveries	-	-	-	5	-	-	58	63
Provision for credit losses	8	(18)	382	589	19	(2)	22	1,000
Balance at June 30, 2025	$1,788	$131	$5,076	$5,283	$1,267	$45	$172	$13,762

Allowance for credit losses:
Balance at January 1, 2025	$1,765	$143	$4,506	$4,964	$1,227	$51	$169	$12,825
Charge-offs	-	-	-	(19)	-	-	(192)	(211)
Recoveries	-	5	-	14	-	6	123	148
Provision for credit losses	23	(17)	570	324	40	(12)	72	1,000
Balance at June 30, 2025	$1,788	$131	$5,076	$5,283	$1,267	$45	$172	$13,762

	Three months and six months ended June 30, 2024
(Dollars in thousands)	One-to- four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at April 1, 2024	$2,086	$174	$4,530	$2,651	$1,144	$50	$216	$10,851
Charge-offs	-	-	-	(13)	-	-	(106)	(119)
Recoveries	-	120	-	9	-	5	37	171
Provision for credit losses	(66)	(74)	(15)	131	(26)	-	50	-
Balance at June 30, 2024	$2,020	$220	$4,515	$2,778	$1,118	$55	$197	$10,903

(Dollars in thousands)	One-to- four family residential real estate loans	Construction and land loans	Commercial real estate loans	Commercial loans	Agriculture loans	Municipal loans	Consumer loans	Total

Allowance for credit losses:
Balance at January 1, 2024	$2,035	$150	$4,518	$2,486	$1,190	$15	$214	$10,608
Charge-offs	-	-	-	(83)	-	-	(177)	(260)
Recoveries	-	200	-	20	-	12	73	305
Provision for credit losses	(15)	(130)	(3)	355	(72)	28	87	250
Balance at June 30, 2024	$2,020	$220	$4,515	$2,778	$1,118	$55	$197	$10,903

The Company recorded net loan charge-offs of $40,000 during the second quarter of 2025, compared to net loan recoveries of $52,000 during the second quarter of 2024. The Company recorded net loan charge-offs of $63,000 during the six months ended June 30, 2025, compared to net loan recoveries of $45,000 during the six months ended June 30, 2024.

The following table presents information regarding non-accrual and loans past due over 89 days and still accruing as of the dates indicated:

	As of June 30, 2025
(Dollars in thousands)	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$82	$-	$-
Commercial real estate loans	4,690	-	-
Commercial loans	412	10,789	-
Agriculture loans	961	50	-
Total loans	$6,145	$10,839	$-

	As of December 31, 2024
(Dollars in thousands)	Non-accrual with no allowance for credit loss	Non-accrual with allowance for credit losses	Loans past due over 89 days still accruing

One-to-four family residential real estate loans	$34	$-	$-
Commercial real estate loans	782	-	-
Commercial loans	314	10,939	-
Agriculture loans	1,046	-	-
Total loans	$2,176	$10,939	$-

The Company has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following table presents information regarding the amortized cost basis and collateral type of collateral-dependent loans as of the dates indicated:

	As of June 30, 2025
(Dollars in thousands)	Loan balance	Collateral Type

One-to-four family residential real estate loans	$82	First mortgage on residential real estate
Commercial real estate loans	4,690	First mortgage on commercial real estate
Commercial loans	11,201	Various business asset including real estate
Agriculture loans	1,011	Crops, livestock, machinery and real estate
Total loans	$16,984

	As of December 31, 2024
(Dollars in thousands)	Loan balance	Collateral Type

One-to-four family residential real estate loans	$34	First mortgage on residential real estate
Commercial real estate loans	782	First mortgage on commercial real estate
Commercial loans	3,150	Various business asset including real estate
Agriculture loans	1,456	Crops, livestock, machinery and real estate
Total loans	$5,422

The Company’s key credit quality indicator is a loan’s performance status, defined as accruing or non-accruing. Performing loans are considered to have a lower risk of loss. Non-accrual loans are those which the Company believes have a higher risk of loss. The accrual of interest on non-performing loans is discontinued at the time the loan is 90 days delinquent, unless the credit is well secured and in process of collection. Loans are placed on non-accrual or are charged off at an earlier date if collection of principal or interest is considered doubtful. There were no loans 90 days or more delinquent and accruing interest at either June 30, 2025 or December 31, 2024.

The following tables present information regarding the Company’s past due and non-accrual loans by loan class, as of the dates indicated:

	As of June 30, 2025
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non- accrual loans	Total loans not past due

One-to-four family residential real estate loans	$110	$382	$-	$492	$82	$574	$376,559
Construction and land loans	-	-	-	-	-	-	26,373
Commercial real estate loans	33	702	-	735	4,690	5,425	365,030
Commercial loans	2,156	693	-	2,849	11,201	14,050	190,253
Agriculture loans	146	-	-	146	1,011	1,157	99,191
Municipal loans	-	-	-	-	-	-	6,938
Consumer loans	29	70	-	99	-	99	32,135
Total	$2,474	$1,847	$-	$4,321	$16,984	$21,305	$1,096,479
Percent of gross loans	0.22%	0.17%	0.00%	0.39%	1.52%	1.91%	98.09%

	As of December 31, 2024
(Dollars in thousands)	30-59 days delinquent and accruing	60-89 days delinquent and accruing	90 days or more delinquent and accruing	Total past due loans accruing	Non-accrual loans	Total past due and non -accrual loans	Total loans not past due

One-to-four family residential real estate loans	$115	$323	$-	$438	$34	$472	$351,737
Construction and land loans	-	118	-	118	-	$118	25,210
Commercial real estate loans	1,083	3,081	-	4,164	782	$4,946	340,213
Commercial loans	500	59	-	559	11,253	$11,812	180,513
Agriculture loans	864	-	-	864	1,046	$1,910	98,652
Municipal loans	-	-	-	-	-	$-	7,091
Consumer loans	33	25	-	58	-	$58	29,621
Total	$2,595	$3,606	$-	$6,201	$13,115	$19,316	$1,033,037
Percent of gross loans	0.25%	0.34%	0.00%	0.59%	1.25%	1.84%	98.16%

Under the original terms of the Company’s non-accrual loans, interest earned on such loans for the six months ended June 30, 2025 and 2024 would have increased interest income by $529,000 and $138,000, respectively. No interest income related to non-accrual loans was included in interest income for the three or six months ended June 30, 2025 and 2024.

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

The following table presents information regarding the Company’s risk category of loans by type and year of origination, as of the dates indicated:

	As of June 30, 2025
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$48,832	$82,317	$81,050	$70,145	$34,933	$53,197	$6,480	$97	$377,051
Classified	-	-	-	-	-	82	-	-	82
Total	$48,832	$82,317	$81,050	$70,145	$34,933	$53,279	$6,480	$97	$377,133
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$4,242	$3,562	$11,194	$1,789	$1,644	$3,842	$100	$-	$26,373
Classified	-	-	-	-	-	-	-	-	-
Total	$4,242	$3,562	$11,194	$1,789	$1,644	$3,842	$100	$-	$26,373
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$36,975	$56,064	$50,279	$63,439	$52,515	$101,013	$3,409	$80	363,774
Classified	-	1,350	-	226	447	4,658	-	-	6,681
Total	$36,975	$57,414	$50,279	$63,665	$52,962	$105,671	$3,409	$80	$370,455
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$23,368	$36,988	$19,623	$19,415	$8,625	$7,179	$66,299	$133	$181,630
Classified	2,086	2691	9398	1,951	30	3,841	1,988	688	22,673
Total	$25,454	$47,545	$21,155	$21,366	$8,655	$11,020	$68,287	$821	$204,303
Gross charge-offs	$-	$8	$-	$-	$11	$-	$-	$-	$19
Agriculture loans
Nonclassified	$7,409	$14,447	$2,788	$6,114	$3,347	$13,386	$47,088	$216	$94,795
Classified	-	2,088	61	1,578	485	68	1,273	-	5,553
Total	$7,409	$16,535	$2,849	$7,692	$3,832	$13,454	$48,361	$216	$100,348
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Municipal loans
Nonclassified	$-	$-	$-	$5,552	$71	$-	$1,315	$-	$6,938
Classified	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$5,552	$71	$-	$1,315	$-	$6,938
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$4,777	$1,856	$2,895	$516	$901	$2,769	$18,418	$102	$32,234
Classified	-	-	-	-	-	-	-	-	-
Total	$4,777	$1,856	$2,895	$516	$901	$2,769	$18,418	$102	$32,234
Gross charge-offs	$192	$-	$-	$-	$-	$-	$-	$-	$192
Total loans
Nonclassified	$125,603	$195,234	$167,829	$166,970	$102,036	$181,386	$143,109	$628	$1,082,795
Classified	2,086	13,995	1,593	3,755	962	8,649	3,261	688	34,989
Total	$127,689	$209,229	$169,422	$170,725	$102,998	$190,035	$146,370	$1,316	$1,117,784
Gross charge-offs for the three months ended June 30, 2025	$192	$8	$-	$-	$11	$-	$-	$-	$211

	As of December 31, 2024
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost	Revolving loans converted to term	Total

One-to-four family residential real estate loans
Nonclassified	$86,701	$84,467	$75,517	$37,411	$27,293	$35,112	$5,552	$122	$352,175
Classified	$-	$-	$-	$-	$-	$34	$-	$-	$34
Total	$86,701	$84,467	$75,517	$37,411	$27,293	$35,146	$5,552	$122	$352,209
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land loans
Nonclassified	$6,481	$11,202	$1,937	$1,697	$2,569	$1,340	$102	$-	$25,328
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$6,481	$11,202	$1,937	$1,697	$2,569	$1,340	$102	$-	$25,328
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial real estate loans
Nonclassified	$59,717	$47,624	$68,854	$53,868	$41,862	$67,351	$3,217	$85	$342,578
Classified	$360	$-	$-	$476	$151	$1,594	$-	$-	$2,581
Total	$60,077	$47,624	$68,854	$54,344	$42,013	$68,945	$3,217	$85	$345,159
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial loans
Nonclassified	$31,083	$27,158	$23,574	$9,813	$7,930	$2,203	$68,282	$135	$170,178
Classified	$3104	$10111	$1,897	$39	$3,637	$13	$1,969	$1,377	$22,147
Total	$42,447	$29,009	$25,471	$9,852	$11,567	$2,216	$70,251	$1,512	$192,325
Gross charge-offs	$-	$-	$16	$114	$56	$-	$-	$-	$186
Agriculture loans
Nonclassified	$21,379	$3,659	$8,404	$3,616	$3,297	$14,215	$44,458	$217	$99,245
Classified	$29	$178	$257	$419	$9	$73	$352	$-	$1,317
Total	$21,408	$3,837	$8,661	$4,035	$3,306	$14,288	$44,810	$217	$100,562
Gross charge-offs	$-	$-	$-	$-	$-	$64	$-	$-	$64
Municipal loans
Nonclassified	$5,565	$-	$90	$-	$-	$1,436	$-	$-	$7,091
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$5,565	$-	$90	$-	$-	$1,436	$-	$-	$7,091
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Nonclassified	$2,850	$3,229	$645	$1,072	$682	$3,167	$17,896	$138	$29,679
Classified	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total	$2,850	$3,229	$645	$1,072	$682	$3,167	$17,896	$138	$29,679
Gross charge-offs	$376	$7	$1	$-	$-	$24	$-	$1	$409
Total loans
Nonclassified	$213,776	$177,339	$179,021	$107,477	$83,633	$124,824	$139,507	$697	$1,026,274
Classified	$11,753	$2,029	$2,154	$934	$3,797	$1,714	$2,321	$1,377	$26,079
Total	$225,529	$179,368	$181,175	$108,411	$87,430	$126,538	$141,828	$2,074	$1,052,353
Gross charge-offs for the year ended December 31, 2024	$376	$7	$17	$114	$56	$88	$-	$1	$659

The following table provides information regarding the Company’s allowance for credit losses related to unfunded loan commitments for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$150	300	$150	250
Provision for credit losses	-	-	-	50
Balance at end of period	$150	$300	$150	$300

The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three months ended June 30, 2025. The Company made two loan modifications to a single borrower experiencing financial difficulty during the six months ended June 30, 2025. The Company did not make any loan modifications to borrowers experiencing financial difficulty during the three or six months ended June 30, 2024. The following table presents the amortized cost basis of loans at June 30, 2025 that were both experiencing financial difficulty and modified during the six months ended June 30, 2025 by class, type of modification and includes the financial effect of the modification.

	As of June 30, 2025
(Dollars in thousands)	Amortized cost basis	% of loan class total	Financial effect

Term extension:
Commercial	$277	0.1%	Renewal of existing loan

As of June 30, 2025, all loans both experiencing financial difficulty and modified during the six months ended June 30,2025 were current under the terms of the agreements.

4.	Goodwill and Other Intangible Assets

The Company tests goodwill for impairment annually, or more frequently if circumstances warrant. The Company’s annual impairment test as of December 31, 2024 concluded that its goodwill was not impaired. Based on that test and current conditions, as of June 30, 2025, the Company concluded it was more likely than not that its goodwill was not impaired.

Core deposit intangible assets are amortized over the estimated useful life of ten years on an accelerated basis. A summary of the other intangible assets that continue to be subject to amortization as of the dates indicated is presented in the following tables:

	As of June 30, 2025
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(1,895)	$2,275

	As of December 31, 2024
(Dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Core deposit intangible assets	$4,170	$(1,592)	$2,578

The following table sets forth estimated amortization expense for core deposit intangible assets for the remainder of 2025 and in successive years ending December 31:

Amortization
(Dollars in thousands)	expense
Remainder of 2025	$285
2026	512
2027	436
2028	360
2029	284
2030	208
Thereafter	190
Total	$2,275

5.	Mortgage Loan Servicing

Mortgage loans serviced for others are not reported as assets. The following table provides information on the principal balances of mortgage loans serviced for others, as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
FHLMC	$607,794	$626,379
FHLB	27,963	27,418
Total	$635,757	$653,797

Custodial escrow balances maintained in connection with mortgage loans serviced for others were $6.7 million and $5.6 million at June 30, 2025 and December 31, 2024, respectively. Custodial escrow balances are included in the deposit balances on the balance sheet. Gross service fee income related to such loans was $404,000 and $432,000 for the three months ended June 30, 2025 and 2024, respectively, and is included in fees and service charges in the consolidated statements of earnings. Gross service fee income related to such loans was $819,000 and $868,000 for the six months ended June 30, 2025 and 2024, respectively, and is included in fees and service charges in the consolidated statements of earnings.

Mortgage servicing rights activity for the periods indicated was as follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Mortgage servicing rights:
Balance at beginning of period	$3,045	$2,977	$3,061	$3,158
Additions	124	105	195	166
Amortization	(87)	(85)	(174)	(327)
Balance at end of period	$3,082	$2,997	$3,082	$2,997

The fair value of mortgage servicing rights was $8.8 million and $9.6 million at June 30, 2025 and December 31, 2024, respectively. Fair value at June 30, 2025 was determined using discount rate of 9.50%; prepayment speeds ranging from 5.50% to 27.28%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.64%. Fair value at December 31, 2024 was determined using discount rates at 10.00%; prepayment speeds ranging from 6.00% to 25.44%, depending on the stratification of the specific mortgage servicing right; and a weighted average default rate of 1.87%.

The Company had a mortgage repurchase reserve of $115,000 at June 30, 2025 and $131,000 at December 31, 2024, which represented the Company’s best estimate at those dates of probable losses that the Company will incur related to the repurchase of one-to-four family residential real estate loans previously sold or to reimburse investors for credit losses incurred on loans previously sold where a breach of the contractual representations and warranties occurred. The Company charged $74,000 of losses against the reserve during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company charged $81,000 of losses against the reserve and recorded a $65,000 provision. The Company did not incur any losses charged against the reserve or make any provisions to the reserve during the three months ended June 30, 2024. The Company charged a $2,000 loss against the reserve during the six months ended June 30, 2024. As of June 30, 2025, the Company had no outstanding mortgage repurchase requests.

6.	Earnings per Share

Basic earnings per share have been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share included the effect of all potential common shares outstanding during each period. The diluted earnings per share computation for both the three and six months ended June 30, 2025, included all unexercised stock options, as no stock options were determined to be anti-dilutive during such periods. The diluted earnings per share computation for both the three and six months ended June 30, 2024, excluded 216,889 of unexercised stock options because their inclusion would have been anti-dilutive during such periods. The Company’s Board of Directors declared a cash dividend of $0.21 per share to be paid August 27, 2025, to common stockholders of record as of the close of business on August 13, 2025. The shares used in the calculation of basic and diluted earnings per share for the periods indicated are shown below:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Net earnings	$4,404	$3,012	$9,105	$5,790

Weighted average common shares outstanding - basic (1)	5,782,555	5,745,310	5,780,930	5,744,381
Assumed exercise of stock options (1)	58,368	2,743	46,914	3,951
Weighted average common shares outstanding - diluted (1)	5,840,923	5,748,053	5,827,844	5,748,332
Earnings per share (1):
Basic	$0.76	$0.52	$1.58	$1.01
Diluted	$0.75	$0.52	$1.56	$1.01

(1)	Share and per share values for the periods ended June 30, 2024 have been adjusted to give effect to the 5% stock dividend paid during December 2024.

7.	Federal Home Loan Bank Borrowings and Other Borrowings

The Bank has a line of credit, renewable annually each September, with the Federal Home Loan Bank (“FHLB”) under which there were $151.6 million of borrowings at June 30, 2025 and $48.8 million of borrowings at December 31, 2024. Interest on any outstanding balance on the line of credit accrues at the federal funds rate plus 0.15% (4.59 % at June 30, 2025). The Company had $40.0 million in letters of credit issued through the FHLB at June 30, 2025 compared to $60.0 million in letters of credit December 31, 2024, to secure municipal deposits. The Company did not have any term advances from FHLB at June 30, 2025 or December 31, 2024.

Although no loans are specifically pledged, the FHLB requires the Bank to maintain eligible collateral (qualifying loans and investment securities) that has a lending value at least equal to its required collateral. At June 30, 2025 and December 31, 2024, there were blanket pledges of loans and securities to the FHLB totaling $441.0 million and $403.9 million, respectively. At June 30, 2025 and December 31, 2024, the Bank’s total borrowing capacity with the FHLB was approximately $304.5 million and $281.2 million, respectively. At June 30, 2025 and December 31, 2024, the Bank’s available borrowing capacity was $111.4 million and $171.0 million, respectively. The difference between the Bank’s total borrowing capacity and available borrowing capacity is related to the amount of borrowings outstanding and letters of credit. The available borrowing capacity with the FHLB is collateral based, and the Bank’s ability to borrow is subject to maintaining collateral that meets the eligibility requirements. The borrowing capacity is not committed and is subject to FHLB credit requirements and policies. In addition, the Bank must maintain a restricted investment in FHLB stock to maintain access to borrowings.

At June 30, 2025, the Bank had no borrowings through the Federal Reserve discount window, while its borrowing capacity with the Federal Reserve was $44.5 million.

The Company has a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2025, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2025. As of June 30, 2025 and December 31, 2024, the Company did not have an outstanding balance on the line of credit.

On September 29, 2022, the Company borrowed $10.0 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2025 and December 31, 2024. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. Early principal payments are allowed and the balance was $3.5 million and $4.2 million at June 30, 2025 and December 31, 2024, respectively.

8.	Repurchase Agreements

The Company has overnight repurchase agreements with certain deposit customers whereby the Company uses investment securities as collateral for non-insured funds. These balances are accounted for as collateralized financing and included in other borrowings on the balance sheet.

Repurchase agreements are comprised of non-insured customer funds, totaling $5.8 million at June 30, 2025 and $13.8 million at December 31, 2024, which were secured by $10.8 million and $15.2 million of the Company’s investment portfolio at the same dates, respectively.

The following is a summary of the balances and collateral of the Company’s repurchase agreements as of the dates indicated:

	As of June 30, 2025
	Overnight and			Greater
(dollars in thousands)	Continuous	Up to 30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. treasury securities	$5,825	$-	$-	$-	$5,825
Total	$5,825	$-	$-	$-	$5,825

	As of December 31, 2024
	Overnight and	Up to		Greater
(dollars in thousands)	Continuous	30 days	30-90 days	than 90 days	Total
Repurchase agreements:
U.S. treasury securities	$11,729	$-	$-	$-	$11,729
Agency mortgage-backed securities	2,079	-	-	-	2,079
Total	$13,808	$-	$-	$-	$13,808

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

A description of the Company’s revenue streams under ASC 606 follows for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Non-interest income:
Service charges on deposit accounts
Overdraft fees	$880	$992	$1,764	$1,953
Other	462	431	890	707
Interchange income	676	777	1,263	1,461
Loan servicing fees (1)	404	432	819	868
Office lease income (1)	19	24	36	88
Gains on sales of loans (1)	740	648	1,302	1,160
Bank owned life insurance income (1)	278	248	550	493
Losses on sales of investment securities (1)	-	-	(2)	-
Losses on sales of real estate owned	-	-	-	(9)
Other	167	168	362	399
Total non-interest income	$3,626	$3,720	$6,984	$7,120

(1)	Not within the scope of ASC 606.

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

Gains (Losses) on Sales of Real Estate Owned

The Company records a gain or loss from the sale of real estate owned when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate owned to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the real estate owned asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. There were no sales of real estate owned that were financed by the Company during the first six months of 2025 or 2024.

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

Fair value estimates of the Company’s financial instruments as of June 30, 2025 and December 31, 2024, including methods and assumptions utilized, are set forth below:

	As of June 30, 2025
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$25,038	$25,038	$-	$-	$25,038
Interest-bearing deposits at other banks	3,463	-	3,463	-	3,463
Investment securities available-for-sale	352,442	51,624	300,818	-	352,442
Investment securities held-to-maturity	3,730	-	3,448	-	3,448
Bank stocks, at cost	10,946	n/a	n/a	n/a	n/a
Loans, net	1,103,407	-	-	1,102,118	1,102,118
Loans held for sale	4,773	-	4,773	-	4,773
Mortgage servicing rights	3,082	-	8,775	-	8,775
Accrued interest receivable	7,326	180	1,955	5,191	7,326
Derivative financial instruments	279	-	279	-	279

Financial liabilities:
Non-maturity deposits	$(1,063,004)	$(1,063,004)	$-	$-	$(1,063,004)
Certificates of deposit	(210,897)	-	(210,058)	-	(210,058)
FHLB and other borrowings	(155,110)	-	(155,073)	-	(155,073)
Subordinated debentures	(21,651)	-	(18,670)	-	(18,670)
Repurchase agreements	(5,825)	-	(5,825)	-	(5,825)
Accrued interest payable	(1,642)	-	(1,642)	-	(1,642)
Derivative financial instruments	(61)	-	(61)	-	(61)

	As of December 31, 2024
	Carrying
	amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,275	$20,275	$-	$-	$20,275
Interest-bearing deposits at other banks	4,110	-	4,110	-	4,110
Investment securities available-for-sale	372,512	64,458	308,054	-	372,512
Investment securities held-to-maturity	3,672	-	3,290	-	3,290
Bank stocks, at cost	6,618	n/a	n/a	n/a	n/a
Loans, net	1,039,221	-	-	1,027,865	1,027,865
Loans held for sale	3,420	-	3,420	-	3,420
Mortgage servicing rights	3,061	-	9,615	-	9,615
Accrued interest receivable	7,132	219	2,001	4,912	7,132
Derivative financial instruments	200	-	200	-	200

Financial liabilities:
Non-maturity deposits	$(1,134,072)	$(1,134,072)	$-	$-	$(1,134,072)
Certificates of deposit	(194,694)	-	(193,901)	-	(193,901)
FHLB and other borrowings	(53,046)	-	(48,846)	-	(48,846)
Subordinated debentures	(21,651)	-	(18,556)	-	(18,556)
Repurchase agreements	(13,808)	-	(13,808)	-	(13,808)
Accrued interest payable	(1,833)	-	(1,833)	-	(1,833)

Transfers

The Company did not transfer any assets or liabilities among levels during the six months ended June 30, 2025 or during the year ended December 31, 2024.

Valuation Methods for Instruments Measured at Fair Value on a Recurring Basis

The following tables represent the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, allocated to the appropriate fair value hierarchy:

		As of June 30, 2025
		Fair value hierarchy
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$51,624	$51,624	$-	$-
Municipal obligations, tax exempt	100,802	-	100,802	-
Municipal obligations, taxable	75,037	-	75,037	-
Agency mortgage-backed securities	124,979	-	124,979	-
Loans held for sale	4,773	-	4,773	-
Derivative financial instruments	279	-	279	-
Liability:
Derivative financial instruments	(61)	-	(61)	-

		As of December 31, 2024
		Fair value hierarchy
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale investment securities:
U. S. treasury securities	$64,458	$64,458	$-	$-
Municipal obligations, tax exempt	107,128	-	107,128	-
Municipal obligations, taxable	71,715	-	71,715	-
Agency mortgage-backed securities	129,211	-	129,211	-
Loans held for sale	3,420	-	3,420	-
Derivative financial instruments	200	-	200	-

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

The aggregate fair value, contractual balance (including accrued interest), and gains on loans held for sale as of June 30, 2025 and December 31, 2024 were as follows:

	As of	As of
	June 30,	December 31,
(Dollars in thousands)	2025	2024
Aggregate fair value	$4,773	$3,420
Contractual balance	4,711	3,376
Gain	$62	$44

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Total change in fair value	$(101)	$70	$18	$215

Valuation Methods for Instruments Measured at Fair Value on a Nonrecurring Basis

The Company does not record its loan portfolio at fair value. Collateral-dependent loans are generally carried at the lower of cost or fair value of the collateral, less estimated selling costs. Collateral values are determined based on appraisals performed by qualified licensed appraisers hired by the Company and then further adjusted if warranted based on relevant facts and circumstances. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Individually evaluated loans are reviewed at least quarterly for additional allowance and adjusted accordingly, based on the same factors identified above. The carrying value of the Company’s individually evaluated loans was $18.5 million at June 30, 2025 and $15.0 million at December 31, 2024. The Company’s individually evaluated loans with an allowance for credit losses were $10.8 million and $2.5 million, with an allocated allowance of $2.1 million and $777,000, at June 30, 2025 and December 31, 2024, respectively.

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

The following table presents quantitative information about Level 3 fair value measurements measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	Fair value	Valuation technique	Unobservable inputs	Range
As of June 30, 2025
Individual evaluated loans:
Commercial	$8,709	Sales comparison	Adjustment to comparable value	0%-50%

As of December 31, 2024
Individual evaluated loans:
Commercial	$1,768	Sales comparison	Adjustment to comparable value	0%-50%

11.	Regulatory Capital Requirements

Banks and bank holding companies, such as the Company, are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believed that as of June 30, 2025 and December 31, 2024, the Company and the Bank met all capital adequacy requirements to which they were subject at that time.

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

As of June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since that notification that management believes have changed the institution’s category.

Regulations include a capital conservation buffer of 2.5% that is added to these minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including the amount of dividends that it may pay without prior regulatory approval, stock repurchases and certain discretionary bonus payments to executive officers. At June 30, 2025 and December 31, 2024, the ratios for the Company and the Bank were sufficient to meet the conservation buffer.

The following is a comparison of the Company’s regulatory capital ratios to minimum capital ratio requirements as of June 30, 2025 and December 31, 2024:

			For capital
	Actual		adequacy purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)
As of June 30, 2025
Leverage	$146,600	9.32%	$62,904	4.0%
Common Equity Tier 1 Capital	125,600	10.57%	83,178	7.0%
Tier 1 Capital	146,600	12.34%	101,002	8.5%
Total Risk Based Capital	160,302	13.49%	124,767	10.5%

As of December 31, 2024
Leverage	$139,657	9.02%	$61,964	4.0%
Common Equity Tier 1 Capital	118,657	10.49%	79,164	7.0%
Tier 1 Capital	139,657	12.35%	96,128	8.5%
Total Risk Based Capital	152,121	13.45%	118,746	10.5%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

The following is a comparison of the Bank’s regulatory capital to minimum capital requirements as of June 30, 2025 and December 31, 2024:

					To be well-capitalized
					under prompt
			For capital		corrective
	Actual		adequacy purposes		action provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2025
Leverage	$146,219	9.33%	$62,710	4.0%	$78,388	5.0%
Common Equity Tier 1 Capital	146,219	12.31%	83,132	7.0%	77,194	6.5%
Tier 1 Capital	146,219	12.31%	100,946	8.5%	95,008	8.0%
Total Risk Based Capital	159,921	13.47%	124,697	10.5%	118,760	10.0%

As of December 31, 2024
Leverage	$140,523	9.10%	$61,770	4.0%	$77,213	5.0%
Common Equity Tier 1 Capital	140,523	12.43%	79,146	7.0%	73,493	6.5%
Tier 1 Capital	140,523	12.43%	96,106	8.5%	99,453	8.0%
Total Risk Based Capital	152,987	13.53%	118,719	10.5%	113,066	10.0%

(1)	The required ratios for capital adequacy purposes include a capital conservation buffer of 2.5%.

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

In July 2025, we declared our 96th consecutive quarterly dividend, and we currently have no plans to change our dividend strategy given our current capital and liquidity position. However, while we have achieved a strong capital base and expect to continue operating profitably, our future dividend practice is dependent upon the performance of the economy and the Company’s overall performance. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we will not be permitted to make capital distributions (including for dividends and repurchases of stock) or pay discretionary bonuses to executive officers without restriction if we do not maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer, a standard we exceeded at June 30, 2025.

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

Summary of Results. During the second quarter of 2025, we recorded net earnings of $4.4 million, which was an increase of $1.4 million, or 46.2%, from net earnings of $3.0 million in the second quarter of 2024. During the first six months of 2025, we recorded net earnings of $9.1 million, which was an increase of $3.3 million, or 57.3%, from the $5.8 million in the first six months of 2024. The increase in net earnings during both periods in 2025 was primarily related to an increase in net interest income which was driven by growth in interest income on loans due to increased average loan balances and lower interest expense due to lower short-term interest rates.

The following table summarizes earnings and key performance measures as of or for the periods presented:

	As of or for the		As of or for the
	three months ended June 30,		six months ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Net earnings:
Net earnings	$4,404	$3,012	$9,105	$5,790
Basic earnings per share (1)	$0.76	$0.52	$1.58	$1.01
Diluted earnings per share (1)	$0.75	$0.52	$1.56	$1.01
Earnings ratios:
Return on average assets (2)	1.11%	0.78%	1.16%	0.75%
Return on average equity (2)	12.25%	9.72%	12.96%	9.30%
Equity to total assets	9.13%	8.22%	9.13%	8.22%
Net interest margin (2) (3)	3.83%	3.21%	3.80%	3.16%
Dividend payout ratio	28.00%	38.18%	26.92%	39.62%

(1)	Per share values for the periods ended June 30, 2024 have been adjusted to give effect to the 5% dividend paid during 2024.

(2)	Ratios have been annualized and are not necessarily indicative of the results for the entire year.

(3)	Net interest margin is presented on a fully tax equivalent basis, using a 21% federal tax rate.

Interest Income. Interest income of $20.1 million for the quarter ended June 30, 2025 represented an increase of $1.9 million, or 10.6%, compared to the same period of 2024. Interest income on loans increased $2.2 million, or 14.4%, to $17.2 million for the quarter ended June 30, 2025, compared to the same period of 2024 due to higher yields and average balances. Our yields on loans increased from 6.33% in the second quarter of 2024 to 6.37% in the second quarter of 2025. The increase in interest income on loans was also driven by an increase in average loan balances, which increased from $955.1 million in the second quarter of 2024 to $1.1 billion in the second quarter of 2025. Interest income on investment securities decreased $254,000, or 8.2%, to $2.9 million for the second quarter of 2025, as compared to $3.1 million in the same period of 2024. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances of investment securities which decreased from $437.1 million in the second quarter of 2024 to $363.9 million in the second quarter of 2025. Partially offsetting the lower average balances was an increase in yields, which increased from 3.04% in the second quarter of 2024 to 3.34% in the second quarter of 2025.

Interest income of $39.4 million for the six months ended June 30, 2025 represented an increase of $3.5 million, or 9.8%, compared to the same period of 2024. Interest income on loans increased $4.1 million, or 13.8%, to $33.6 million for the six months ended June 30, 2025, compared to the same period of 2024 due to an increase in our average loan balances, which increased from $950.4 million during the first six months of 2024 to $1.1 billion during the first six months of 2025. Also contributing to higher interest income were higher yields on loans, which increased from 6.25% in the six months ended June 30, 2024 to 6.36% during the six months ended June 30, 2025. Interest income on investment securities decreased $547,000, or 8.7%, to $5.8 million for the first six months of 2025, as compared to $6.3 million in the same period of 2024. The decrease in interest income on investment securities was primarily the result of a decrease in the average balances of investment securities which decreased from $447.0 million in the first six months of 2024 to $370.5 million in the first six months of 2025. Partially offsetting the lower average balances was an increase in yields, which increased from 2.99% in the first six months of 2024 to 3.32% in the first six months of 2025.

Interest Expense. Interest expense during the quarter ended June 30, 2025 decreased $791,000 to $6.4 million, as compared to the same period of 2024. Interest expense on interest-bearing deposits decreased $529,000 to $5.1 million for the quarter ended June 30, 2025, as compared to the same period of 2024. Our total cost of interest-bearing deposits decreased from 2.44% in the second quarter of 2024 to 2.14% in the second quarter of 2025 as a result of lower rates on our deposits. Partially offsetting the lower rates was an increase in average interest-bearing deposit balances, which increased from $936.2 million in the second quarter of 2024 to $965.2 million in the second quarter of 2025. For the second quarter of 2025, interest expense on borrowings decreased $262,000 to $1.3 million, as compared to the same period of 2024 due to a decrease in our average borrowings and repurchase agreements which decreased $3.7 million from the second quarter of 2024 to the second quarter of 2025. Also contributing to lower interest expense was a decrease in rates, which decreased from 5.81% in the second quarter of 2024 to 4.98% in the same period of 2025.

Interest expense during the six months ended June 30, 2025 decreased $1.6 million to $12.6 million, as compared to the same period of 2024. Interest expense on interest-bearing deposits decreased $750,000 to $10.4 million for the six months ended June 30, 2025 compared to the same period of 2024. Our total cost of interest-bearing deposits decreased from 2.39% in the first six months of 2024 to 2.15% in the first six months of 2025 as a result of lower rates on our deposits. Partially offsetting the lower rates was an increase in average interest-bearing deposit balances, which increased from $935.8 million in the first six months of 2024 to $972.5 million in the first six months of 2025. For the first six months of 2025, interest expense on borrowings decreased $816,000 to $2.3 million, as compared to the same period of 2024 due to a decrease in our average borrowings and repurchase agreements which decreased $16.8 million from the first six months of 2024 to the first six months of 2025. Also contributing to lower interest expense was a decrease in rates, which decreased from 5.76% in the first six months of 2024 to 5.03% in the same period of 2025.

Net Interest Income. Net interest income increased $2.7 million, or 24.7%, to $13.7 million for the second quarter of 2025, as compared to the second quarter of 2024. The increase in net interest income was primarily a result of an increase in interest income on loans and lower interest expense. The accretion of purchase accounting adjustments increased net interest income by $274,000 in the second quarter of 2024 compared to an increase of $196,000 in the second quarter of 2025, and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, growth in average loans increased interest income while lower rates decreased interest expense. Net interest margin, on a tax-equivalent basis, was 3.21% in the second quarter of 2024, compared to 3.83% in the second quarter of 2025.

Net interest income increased $5.1 million, or 23.4%, to $26.8 million for the six months ended June 30, 2025, as compared to the same period of 2024. The increase in net interest income was primarily a result of an increase in interest income on loans and lower interest expense. The accretion of purchase accounting adjustments increased net interest income by $483,000 in the first six months of 2024 compared to an increase of $380,000 in the first six months of 2025, and was primarily related to fair value adjustments on loans acquired in the Freedom Bank transaction. Compared to the same period last year, growth in average loans increased interest income while lower rates decreased interest expense. Net interest margin, on a tax-equivalent basis, was 3.18% in the first six months of 2024, compared to 3.80% in the first six months of 2025.

Average Assets/Liabilities. The following table reflects the tax-equivalent yields earned on average interest-earning assets and costs of average interest-bearing liabilities (derived by dividing income or expense by the monthly average balance of assets or liabilities, respectively) as well as “net interest margin” (which reflects the effect of the net earnings balance) for the periods shown:

	Three months ended			Three months ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost

Assets
Interest-earning assets:
Interest-bearing deposits at banks	$6,168	$48	3.12%	$5,700	$40	2.82%
Investment securities (1)	363,878	3,029	3.34%	437,136	3,307	3.04%
Loans receivable, net (2)	1,081,865	17,189	6.37%	955,104	15,026	6.33%
Total interest-earning assets	1,451,911	20,266	5.60%	1,397,940	18,373	5.29%
Non-interest-earning assets	141,028			147,876
Total	$1,592,939			$1,545,816

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$611,109	$3,191	2.09%	$585,300	$3,477	2.39%
Savings accounts	148,220	43	0.12%	151,696	48	0.13%
Certificates of deposit	205,885	1,910	3.72%	199,241	2,148	4.34%
Total interest-bearing deposits	965,214	5,144	2.14%	936,237	5,673	2.44%

FHLB advances and other borrowings	74,007	861	4.67%	72,875	1,027	5.67%
Subordinated debentures	21,651	358	6.63%	21,651	418	7.76%
Repurchase agreements	6,683	52	3.12%	11,524	88	3.06%
Total borrowings	102,341	1,271	4.98%	106,050	1,533	5.81%

Total interest-bearing liabilities	1,067,555	6,415	2.41%	1,042,287	7,206	2.78%
Non-interest-bearing liabilities	381,233			378,905
Stockholders’ equity	144,151			124,624
Total	$1,592,939			$1,545,816

Interest rate spread (3)			3.19%			2.51%
Net interest margin (4)		$13,851	3.83%		$11,167	3.21%
Tax-equivalent interest - imputed		168			193
Net interest income		$13,683			$10,974

Ratio of average interest-earning assets to average interest-bearing liabilities			136.0%			134.1%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average balance	Income/ expense	Average yield/cost	Average balance	Income/ expense	Average yield/cost

Assets
Interest-earning assets:
Interest-bearing deposits at banks	$5,833	$96	3.32%	$6,607	$103	3.14%
Investment securities (1)	370,823	6,096	3.32%	447,034	6,657	2.99%
Loans receivable, net (2)	1,065,317	33,588	6.36%	950,420	29,519	6.25%
Total interest-earning assets	1,441,973	39,780	5.56%	1,404,061	36,279	5.20%
Non-interest-earning assets	141,696			146,678
Total	$1,583,669			$1,550,739

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market and checking	$620,598	$6,441	2.09%	$590,372	$6,930	2.36%
Savings accounts	147,681	86	0.12%	152,020	91	0.12%
Certificates of deposit	204,181	3,853	3.81%	193,435	4,109	4.27%
Total interest-bearing deposits	972,460	10,380	2.15%	935,827	11,130	2.39%

FHLB advances and other borrowings	61,288	1,426	4.69%	72,747	2,049	5.66%
Subordinated debentures	21,651	715	6.66%	21,651	830	7.71%
Repurchase agreements	7,653	117	3.08%	12,947	195	3.03%
Total borrowings	90,592	2,258	5.03%	107,345	3,074	5.76%

Total interest-bearing liabilities	1,063,052	12,638	2.40%	1,043,172	14,204	2.74%
Non-interest-bearing liabilities	378,994			382,332
Stockholders’ equity	141,623			125,235
Total	$1,583,669			$1,550,739

Interest rate spread (3)			3.16%			2.46%
Net interest margin (4)		$27,142	3.80%		$22,075	3.16%
Tax-equivalent interest - imputed		340			354
Net interest income		$26,802			$21,721

Ratio of average interest-earning assets
to average interest-bearing liabilities			135.6%			134.6%

(1)	Income on tax exempt securities is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(2)	Includes loans classified as non-accrual. Income on tax-exempt loans is presented on a fully tax-equivalent basis, using a 21% federal tax rate.
(3)	Interest rate spread represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
(4)	Net interest margin represents annualized, tax-equivalent net interest income divided by average interest-earning assets.

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

	Three months ended June 30,			Six months ended June 30,
	2025 vs 2024			2025 vs 2024
	Increase/(decrease) attributable to			Increase/(decrease) attributable to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest income:
Interest-bearing deposits at banks	$3	$5	$8	$(14)	$7	$(7)
Investment securities	(677)	399	(278)	(1,591)	1,030	(561)
Loans	2,065	98	2,163	3,552	517	4,069
Total	1,391	502	1,893	1,947	1,554	3,501
Interest expense:
Deposits	178	(707)	(529)	479	(1,229)	(750)
FHLB advances and other borrowings	16	(182)	(166)	(298)	(325)	(623)
Subordinated debentures and other borrowings	-	(60)	(60)	-	(115)	(115)
Repurchase agreements	(38)	2	(36)	(81)	3	(78)
Total	156	(947)	(791)	100	(1,666)	(1,566)
Net interest margin	$1,235	$1,449	$2,684	$1,847	$3,220	$5,067

Provision for Credit Losses. During the second quarter of 2025, a $1.0 million provision for credit losses on loans was recorded, compared to no provision for credit losses recorded in the same period of 2024. The provision for credit losses on loans recorded in the second quarter of 2025 was primarily due to growth in loans and higher reserves against individually evaluated loans on non-accrual. We recorded net loan charge-offs of $40,000 during the second quarter of 2025, compared to net loan recoveries of $52,000 during the second quarter of 2024.

During the first six months of 2025, we recorded a $1.0 million provision for credit losses on loans compared to a $300,000 provision for credit losses in the first six months of 2024. The provision for credit losses during the first six months of 2024 consisted of a $250,000 provision to allowance for credit losses on loans and a $50,000 provision to the allowance for unfunded loan commitments, both recorded in the first quarter of 2024. We recorded net loan charge-offs of $63,000 during the first six months of 2025 compared to net loan recoveries of $45,000 during the first six months of 2024.

For further discussion of the allowance for credit losses, refer to the “Asset Quality and Distribution” section below.

Non-interest Income. Total non-interest income was $3.6 million in the second quarter of 2025, a decrease of $94,000, or 2.5%, from the same period in 2024. The decrease in non-interest income during the second quarter of 2025 compared to the same period in the prior year was primarily due to a decrease in fees and service charges of $215,000 primarily due to lower fees related to deposit accounts. Partially offsetting the decrease in fees and service charges was increases of $92,000 in gain on sales of one-to-four family residential real estate loans and $30,000 in bank owned life insurance income.

Total non-interest income was $7.0 million in the first half of 2025, a decrease of $136,000, or 1.9%, from the same period in 2024. The decrease in non-interest income during the first six month of 2025 compared to the same period in the prior year was primarily due to a decrease in fees and service charges of $288,000 primarily due to lower fees related to deposit accounts. Partially offsetting the decrease in fees and service charges was increases of $142,000 in gain on sales of one-to-four family residential real estate loans and $57,000 in bank owned life insurance income.

Non-interest Expense. Non-interest expense totaled $11.0 million for the second quarter of 2025, a decrease of $134,000, or 1.2%, over the same quarter of 2024. The decrease in non-interest expense in the second quarter of 2025 compared to the same period last year was mainly due a $979,000 valuation allowance recorded against real estate held for sale in the second quarter of 2024. Partially offsetting that decrease was increases of $730,000 in compensation and benefits, $155,000 in other non-interest expense and $137,000 in data processing. The increase in compensation and benefits was due to additional staffing and higher benefit costs. Other non-interest expense increased primarily due to higher losses at our captive insurance subsidiary while data processing increased due to the implementation of additional services added and account growth.

Non-interest expense totaled $21.7 million for the first six months of 2025, an increase of $76,000, or 0.4%, over the same period of 2024. The increase in non-interest expense in the first six months of 2025 compared to the same period in the prior year was mainly due to an increase of $1.4 million in compensation and benefits due to additional staffing and higher benefit costs. Partially offsetting that increase was a $1.1 million valuation allowance recorded against real estate held for sale in the first six months of 2024.

Income Tax Expense. During the second quarter of 2025, we recorded income tax expense of $944,000, compared to income tax expense of $587,000 during the same period of 2024. Our effective tax rate increased from 16.3% in the second quarter of 2024 to 17.7% in the second quarter of 2025. The increase in the effective tax rate was due to higher earnings before taxes while tax exempt income was consistent.

During the first six months of 2025, we recorded income tax expense of $2.0 million, compared to income tax expense of $1.1 million during the same period of 2024. Our effective tax rate increased from 16.0% in the first six months of 2024 to 17.7% in the first six months of 2025. The increase in the effective tax rate was due to higher earnings before taxes while tax exempt income was consistent.

Financial Condition. Economic conditions in the United States remained sluggish during the first six months of 2025 as elevated inflation levels and high interest rates continued to impact the economy. Although interest rates decreased slightly in the second half of 2024, sustained high interest rates have impacted financial institutions generally, resulting in continued higher costs of funding and lower fair values for investment securities. We maintain strong capital and liquidity, and a stable, conservative deposit portfolio with a significant majority of our deposits being retail-based and insured by the Federal Deposit Insurance Corporation (“FDIC”) insured. We spend significant time each month monitoring our interest rate and concentration risks through our asset/liability management and lending strategies that involve a relationship-based banking model offering stability and consistency. The State of Kansas and the geographic markets in which the Company operates have also been impacted by economic headwinds. Supply chain constraints, labor shortages and geopolitical events have contributed to the rising inflation levels which are impacting all areas of the economy both nationally and locally. The Company’s allowance for credit losses continues to factor in estimates of the economic impact of these conditions and other qualitative factors on our loan portfolio. However, our loan portfolio is diversified across various types of loans and collateral throughout the markets in which we operate. Aside from a few problem loans that management is working to resolve, our asset quality has remained strong over the past few years. While further increases in problem assets may arise, management believes its efforts to run a high quality financial institution with a sound asset base will continue to create a strong foundation for continued growth and profitability in the future.

Asset Quality and Distribution. Our primary investing activities are the origination of one-to-four family residential real estate, construction and land, CRE, commercial, agriculture, municipal and consumer loans and the purchase of investment securities. Total assets were $1.6 billion at both December 31, 2024 and June 30, 2025.

The allowance for credit losses is established through a provision for credit losses based on our economic projections. At June 30, 2025, our allowance for credit losses on loans totaled $13.8 million, or 1.23% of gross loans outstanding, compared to $12.8 million, or 1.22% of gross loans outstanding, at December 31, 2024. The increase in our allowance for credit losses on loans as a percentage of gross loans outstanding was primarily due to loan growth and higher reserves against individually evaluated loans on non-accrual. The balance of our allowance for credit losses reflects current and projected economic conditions and other qualitative factors.

As of June 30, 2025 and December 31, 2024, approximately $35.0 million and $26.1 million, respectively, of loans were considered classified and assigned a risk rating of special mention, substandard or doubtful. These ratings indicate that these loans were identified as potential problem loans having more than normal risk and raised doubts as to the ability of the borrowers to comply with present loan repayment terms. Even though borrowers were experiencing moderate cash flow problems as well as some deterioration in collateral value, management believed the allowance for credit losses was sufficient to cover expected losses related to such loans at June 30, 2025 and December 31, 2024, respectively.

Loans past due 30-89 days and still accruing interest totaled $4.3 million, or 0.39% of gross loans, at June 30, 2025, compared to $6.2 million, or 0.59% of gross loans, at December 31, 2024. The increase in such past due loans was primarily related to loans in our commercial and CRE portfolios. At June 30, 2025, $17.0 million in loans were on non-accrual status, or 1.52% of gross loans, compared to $13.1 million, or 1.25% of gross loans, at December 31, 2024. Non-accrual loans consist of loans 90 or more days past due and certain individually evaluated loans. There were no loans 90 days delinquent and accruing interest at either June 30, 2025 or December 31, 2024.

As part of our credit risk management strategy, we continue to manage the loan portfolio to identify problem loans and have placed additional emphasis on CRE and commercial loan relationships. We are working to resolve the remaining problem credits or move the non-performing credits out of the loan portfolio. At both June 30, 2025 and December 31, 2024, we had $167,000 of real estate owned. As of June 30, 2025, real estate owned consisted of a single parcel of undeveloped land. The Company is currently marketing the property.

Liability Distribution. Our primary ongoing sources of funds are deposits, FHLB borrowings, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates and economic conditions. We experienced a decrease of $54.9 million, or 4.1% in total deposits during the first six months of 2025, to $1.3 billion at June 30, 2025. The decrease in deposits was primarily due to a seasonal decline in our deposit accounts due to public funds and a decline in brokered deposits on the last day of the second quarter.

Non-interest-bearing deposits at June 30, 2025 were $352.0 million, or 27.6% of deposits, compared to $351.6 million, or 26.5% of deposits, at December 31, 2024. Money market and checking deposit accounts were 44.2% of our deposit portfolio and totaled $562.9 million at June 30, 2025, compared to $637.0 million, or 47.9% of deposits, at December 31, 2024. The decrease in money market and checking deposit accounts included a decline of $39.4 million in brokered deposits from $39.5 million at December 31, 2024 to a balance of $95,000 at June 30, 2025. Savings accounts increased to $148.1 million, or 11.6% of deposits, at June 30, 2025, from $145.5 million, or 11.0% of deposits, at December 31, 2024. Certificates of deposit totaled $210.9 million, or 16.6% of deposits, at June 30, 2025, compared to $194.7 million, or 14.7% of deposits, at December 31, 2024. The increase in certificates of deposit was primarily related to higher brokered certificates of deposits, which increased from $41.0 million at December 31, 2024 to $53.4 million at June 30, 2025.

Overdraft deposits consist of non-interest-bearing deposits, money market and checking deposit accounts with negative balances. These overdraft balances totaled $279,000 as of June 30, 2025 and $316,000 as of December 31, 2024 and were presented as loans on the balance sheet.

Total deposits include estimated uninsured deposits of $418.2 million and $444.1 million as of June 30, 2025 and December 31, 2024, respectively. This represented approximately 32.8% of our total deposits at June 30, 2025 and 33.4% of our deposits at December 31, 2024. Approximately 94.9% of the Company’s total deposits were considered core deposits at June 30, 2025. These deposit balances are from retail, commercial and public fund customers located in the markets where the Company has bank branch locations.

Certificates of deposit at June 30, 2025 scheduled to mature in one year or less totaled $194.0 million. Historically, maturing deposits have generally remained with the Bank, and we believe that a significant portion of the deposits maturing in one year or less will remain with us upon maturity in some type of deposit account.

Total borrowings increased $94.1 million to $182.6 million at June 30, 2025, from $88.5 million at December 31, 2024. The increase in total borrowings was primarily due to an increase in FHLB line of credit borrowings.

Cash Flows. During the six months ended June 30, 2025, our cash and cash equivalents increased by $4.8 million. Our operating activities provided net cash of $8.5 million during the first six months of 2025 primarily as a result of net earnings. Our investing activities used net cash of $40.5 million during the first six months of 2025, primarily due to loan growth which was partially offset by maturities of investment securities. Financing activities provided net cash of $36.8 million during the first six months of 2025, primarily as a result of an increase in borrowings which was partially offset by a decrease in deposit balances.

Liquidity. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the operating, financing, lending and investing activities during any given year. These liquid assets totaled $380.9 million at June 30, 2025 and $396.9 million at December 31, 2024. During periods in which we are not able to originate a sufficient amount of loans and/or periods of high principal prepayments, we generally increase our liquid assets by investing in short-term, high-grade investments or holding higher balances of cash and cash equivalents.

Liquidity management is both a daily and long-term function of our strategy. Excess funds are generally invested in short-term investments. Excess funds are typically generated as a result of increased deposit balances, while uses of excess funds are generally deposit withdrawals and loan advances. In the event we require funds beyond our ability to generate them internally, additional funds are generally available through the use of FHLB advances, a line of credit with the FHLB, other borrowings or through pledging or sales of investment securities. While the sale of available-for-sale investment securities would result in losses due to the current interest environment, pledging these securities as collateral would not result in a loss. At June 30, 2025, we had $151.6 million borrowed on our line of credit with the FHLB. At June 30, 2025, we had collateral pledged to the FHLB that would allow us to borrow $304.5 million, subject to FHLB credit requirements and policies. At June 30, 2025, we had no borrowings through the Federal Reserve discount window, while our borrowing capacity with the Federal Reserve was $44.5 million. We also have various other federal funds agreements, both secured and unsecured, with correspondent banks totaling approximately $30.0 million in available credit under which we had no outstanding borrowings at June 30, 2025. At June 30, 2025, we had subordinated debentures totaling $21.7 million and $5.8 million of repurchase agreements. At June 30, 2025, the Company had no borrowings against a $5.0 million line of credit from an unrelated financial institution maturing on November 1, 2025, with an interest rate that adjusts daily based on the prime rate less 0.50%. This line of credit has covenants specific to capital and other financial ratios, which the Company was in compliance with at June 30, 2025. The Company also has outstanding borrowings of $3.5 million from the same unrelated financial institution at a fixed rate of 6.15%. This borrowing matures on September 1, 2027 and requires quarterly principal and interest payments. The original $10.0 million of borrowings was used to fund part of the acquisition of Freedom Bancshares, Inc.

Off Balance Sheet Arrangements. As a provider of financial services, we routinely issue financial guarantees in the form of financial and performance standby letters of credit. Standby letters of credit are contingent commitments issued by us generally to guarantee the payment or performance obligation of a customer to a third party. While these standby letters of credit represent a potential outlay by us, a significant amount of the commitments may expire without being drawn upon. We have recourse against the customer for any amount the customer is required to pay to a third party under a standby letter of credit. The letters of credit are subject to the same credit policies, underwriting standards and approval process as loans made by us. Most of the standby letters of credit are secured, and in the event of nonperformance by the customers, we have the right to the underlying collateral, which could include CRE, physical plant and property, inventory, receivables, cash and marketable securities. The contract amount of these standby letters of credit, which represents the maximum potential future payments guaranteed by us, was $2.2 million at June 30, 2025.

At June 30, 2025, we had outstanding loan commitments, excluding standby letters of credit, of $202 million. We anticipate that sufficient funds will be available to meet current loan commitments. These commitments consist of unfunded lines of credit and commitments to finance real estate loans.

Capital. The Company and the Bank are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s business. Banking organizations are required to maintain minimum capital levels as follows: a ratio of common equity Tier 1 capital equal to 4.5% of risk-weighted assets, a ratio of Tier 1 capital equal to 6.0% of risk-weighted assets, a ratio of total capital equal to 8.0% of risk-weighted assets, and a leverage ratio of Tier 1 capital to total quarterly average assets equal to 4.0% in all circumstances. Regulations also include a capital conservation buffer of 2.5% that is added to these minimum requirements for capital adequacy purposes. A banking organization with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including the amount of dividends that it may pay without prior regulatory approval, stock repurchases and certain discretionary bonus payments to executive officers. Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of June 30, 2025 and December 31, 2024, as discussed in more detail in Note 11 of the Consolidated Financial Statements.

Dividends. During the quarter ended June 30, 2025, we paid a quarterly cash dividend of $0.21 per share to our stockholders.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As discussed above, banking organizations must maintain a capital conservation buffer of 2.5% that is added to certain regulatory minimum requirements for capital adequacy purposes in order to pay dividends and make other capital distributions. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of June 30, 2025. The National Bank Act also imposes limitations on the amount of dividends that a national bank may pay without prior regulatory approval. Generally, the amount is limited to the bank’s current year net earnings plus the adjusted retained earnings for the three preceding years. As of June 30, 2025, approximately $16.2 million was available to be paid as dividends to the Company by the Bank without prior regulatory approval.

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

	As of June 30, 2025		As of December 31, 2024
Scenario	Dollar change in net interest income ($000’s)	Percent change in net interest income	Dollar change in net interest income ($000’s)	Percent change in net interest income
300 basis point rising	$(6,204)	(11.8)%	$(6,831)	(13.8)%
200 basis point rising	$(4,190)	(7.9)%	$(4,629)	(9.4)%
100 basis point rising	$(2,174)	(4.1)%	$(2,434)	(4.9)%
100 basis point falling	$38	0.1%	$282	0.6%
200 basis point falling	$(1,007)	(1.9)%	$(588)	(1.2)%
300 basis point falling	$(1,410)	(2.7)	$(1,774)	(3.6)%

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on operations and future prospects of us and our subsidiaries include, but are not limited to, the following:

●	The strength of the local, state, national and international economies, and financial markets, including the effects of inflationary pressures and future monetary policies of the Federal Reserve in response thereto;
●	Effects on the U.S. economy resulting from the threat or implementation of new, or changes to, existing policies, regulations, regulatory and other governmental agencies and executive orders, including tariffs, immigration policy, regulatory and other governmental agencies, DEI and ESG initiatives, consumer protection, foreign policy and tax regulations;
●	Changes in interest rates and prepayment rates of our assets;
●	Increased competition in the financial services sector and the inability to attract new customers, including from non-bank competitors such as credit unions and fintech companies;
●	Timely development and acceptance of new products and services;
●	Rapid and expensive technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequence to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
●	Our risk management framework;
●	Interruptions in information technology and telecommunications systems and third-party services;
●	The economic effects of severe weather, natural disasters, widespread disease or pandemics, or other external events;
●	The loss of key executives or employees;
●	Changes in consumer spending;
●	Integration of acquired businesses;
●	The commencement, cost and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
●	Changes in accounting policies and practices, such as the implementation of the current expected credit losses accounting standard;
●	The economic impact of past and any future terrorist attacks, acts of war, including ongoing conflicts in the Middle East and the Russian invasion of Ukraine, or threats thereof, and the response of the United States to any such threats and attacks;
●	The ability to manage credit risk, forecast loan losses and maintain an adequate allowance for loan losses;
●	Fluctuations in the value of securities held in our securities portfolio;
●	Concentrations within our loan portfolio and large loans to certain borrowers (including CRE loans);
●	The concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
●	The level of non-performing assets on our balance sheets;
●	The ability to raise additional capital;
●	The occurrence of fraudulent activity, breaches or failures of our or our third party vendors’ information security controls or cybersecurity-related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
●	Declines in real estate values;
●	The effects of fraud on the part of our employees, customers, vendors or counterparties; and
●	Our success at managing and responding to the risks involved in the foregoing items.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company during the quarter ended June 30, 2025 of the Company’s equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

April 1-30, 2025	-	$-	-	157,456
May 1-31, 2025	-	-	-	157,456
June 1-30, 2025	-	-	-	157,456
Total	-	$-	-	157,456

(1)	In March 2020, our Board of Directors approved a stock repurchase plan, permitting us to repurchase up to 225,890 shares (“March 2020 Repurchase Program”). As of June 30, 2025, there were 157,456 shares remaining available for repurchase under the March 2020 Repurchase Program. The March 2020 Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. Unless terminated earlier by resolution of the Board of Directors, the March 2020 Repurchase Program will expire when we have repurchased all shares authorized for repurchase thereunder. The March 2020 Repurchase Program may be suspended or terminated at any time and, even if fully implemented, the March 2020 Repurchase Program may not enhance long-term stockholder value.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s transition report on Form 10-K filed with the SEC on March 29, 2002 (SEC file no. 000-33203))
Exhibit 3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K filed with the SEC on March 29, 2013 (SEC file no. 000-33203))
Exhibit 3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-4 filed with the SEC on June 7, 2001 (SEC file no. 333-62466))
Exhibit 31.1	Certificate of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certificate of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Earnings for three and six months ended June 30, 2025 and June 30, 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and June 30, 2024; (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and June 30, 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30 2024; and (vi) Notes to Consolidated Financial Statements
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDMARK BANCORP, INC.

Date: August 13, 2025	/s/ Abigail M. Wendel
Abigail M. Wendel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	/s/ Mark A. Herpich
Mark A. Herpich
Vice President, Secretary, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

